Form 10-K
period 1996-12-31
AMSCAN HOLDINGS INC
filed 1997-03-31
CIK 1024729

F O R M   10 - K

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
For the Fiscal Year Ended December 31, 1996

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from                      to
                               --------------------    --------------------

Commission file number     000-21827
                       ----------------

                         AMSCAN HOLDINGS, INC.
          (Exact name of registrant as specified in its charter)

      Delaware                                          13-3911462
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                Number)

       80 Grasslands Road
       Elmsford, New York                                  10523
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (914) 345-2020

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $0.10 per phare
                  ---------------------------------------
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes    X     No
        ------      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.         [  X  ]

Aggregate market value of the voting stock held by non-affiliates of the
registrant as of March 10, 1997:    $71,542,751

Number of shares of the registrant's Common Stock, par value $0.10 per share,
outstanding as of March 10, 1997:    21,120,476

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held May 22, 1997, to be filed within 120 days after the end of the fiscal year of the Registrant covered by this Report, are incorporated by reference into Part III of this Report.

                   AMSCAN HOLDINGS, INC. AND SUBSIDIARIES

                           1996 FORM 10-K

                          Table of Contents


                                Part I                              Page

Item 1    Business .................................................. 3
Item 2    Properties ................................................ 7
Item 3    Legal Proceedings ......................................... 8
Item 4    Submission of Matters to a Vote of Security Holders ....... 8
Item 4a   Executive Officers of the Registrant ...................... 9

                               Part II
Item 5    Market for Registrant's Common Equity and
            Related Stockholder Matters ............................ 10
Item 6    Selected Consolidated Financial Data ..................... 11
Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations .................... 14
Item 8    Financial Statements and Supplementary Data .............. 28
Item 9    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure .................... 28

                               Part III
Item 10   Directors and Executive Officers of the Registrant ....... 29
Item 11   Executive Compensation ................................... 29
Item 12   Security Ownership of Certain Beneficial Owners and
            Management ............................................. 29
Item 13   Certain Relationships and Related Transactions ........... 29

                               Part IV
Item 14   Exhibits, Financial Statement Schedules and Reports
            on Form 8-K ............................................ 30
          Signatures ............................................... 33

                                PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Amscan Holdings, Inc. was organized on October 3, 1996 to become the holding company for the businesses previously conducted by the Company's principal subsidiary, Amscan Inc. and certain affiliated companies. In this report, Amscan Inc. and these affiliated companies are called the "Operating and Real Estate Companies." Unless the context otherwise requires, "Company" refers to Amscan Holdings, Inc. and each of the Operating and Real Estate Companies.

SUBSIDIARIES

     The Operating and Real Estate Companies include Amscan Inc., Trisar, Inc., which manufactures and distributes certain of the Company's products, Amscan Distributors (Canada) Ltd. and Amscan Svenska AB, each of which distributes the Company's products, JCS Realty Corp. and SSY Realty Corp., each of which owns certain real estate leased to the Company, Am-Source, Inc., the Company's supplier of plastic plates, cups and bowls, and certain companies located in Great Britain, Australia, Germany and Mexico which distribute the Company's products.

THE COMPANY'S BUSINESS

     The Company is a designer, manufacturer and distributor of seasonal and everyday party goods. The Company's product line consists of approximately 14,000 stock keeping units ("sku's") consisting of paper and plastic party goods, including decorative tableware (such as plates, napkins, cups and tablecovers), accessories (such as invitations and balloons) and novelties (such as games and favors). The Company offers approximately 200 design ensembles, each containing 30 to 150 items. The Company's products are sold in more than 20,000 retail outlets including party goods superstores, discount chains, mass merchandisers and specialty retailers. The Company operates in a single industry segment.

     The Company offers products in everyday and seasonal designs. Everyday events and celebrations include birthdays, showers, weddings, christenings, graduations, anniversaries, retirements, first communions, bar mitzvahs, confirmations, summer picnics and barbecues and theme parties (such as Hawaiian luaus, Mardi Gras and '50's parties). Seasonal celebrations and events include New Year's, Valentine's Day, St. Patrick's Day, Easter, Passover, Fourth of July, Halloween, Thanksgiving, Hanukkah and Christmas.

SUMMARY FINANCIAL INFORMATION ABOUT THE COMPANY

     Information about the Company's revenues, operating profits or losses and assets for the last five years is included in this report in Item 6, "Selected Consolidated Financial Data." Because more holidays fall in the fourth quarter of the year than in the other quarters, the Company's business is somewhat seasonal. Sales for the third quarter are generally the highest for the year because the Company begins to ship seasonal holiday merchandise in that quarter.

     The Company does business in the United States and in other geographic areas of the world. Information about the Company's revenues, operating profits or losses and assets relating to geographic areas outside the United States is included in Note (14) to the Company's 1996 Consolidated Financial Statements which are included under Item 14 of this report. This information is presented for 1996, 1995 and 1994.

THE COMPANY'S PRODUCTS

     The categories of products which the Company offers are tableware, accessories and novelties. The percentages of net sales for each product category for the last three years are set forth in this table:

                       1994                   1995                  1996
                       ----                   ----                  ----
Tableware              58%                    60%                   59%
Accessories            26%                    24%                   25%
Novelties              16%                    16%                   16%

     This table sets forth the principal products in each of the three categories:

TABLEWARE                         ACCESSORIES                  NOVELTIES
---------                         -----------                  ---------

Solid Color                       Balloons                     Buttons
  Paper and Plastic Cups          Banners                      Candles
  Paper and Plastic Plates        Cascades                     Cocktail Picks
  Paper and Plastic Tablecovers   Confetti                     Games
  Plastic Cutlery                 Crepe                        Mugs
                                  Cutouts                      Noise Makers
Decorated                         Decorative Tissues           Party Favors
  Paper Cups                      Flags                        Party Hats
  Paper Napkins                   Gift Bags                    Pom Poms
  Paper Plates                    Gift Wrap                    T-shirts
  Paper Tablecovers               Guest Towels
                                  Honeycomb Centerpieces
                                  Invitations and Notes
                                  Ribbons and Bows
                                  Signs

THE DESIGN PROCESS

     The Company's in-house design staff produces and manages the Company's party goods. Approximately 60 of the Company's employees design the Company's products. From the designs and concepts developed by these artists, the Company selects those it believes best to replace approximately one-third of its designed product ensembles each year.

THE MANUFACTURING PROCESS

     Printing, forming, folding and packaging equipment support the Company's manufacturing operation, which are vertically integrated. Company facilities in Kentucky, New York, Rhode Island and California produce paper and plastic plates, napkins, cups and other party and novelty items.

     Approximately 50% of the Company's sales in 1996 were of items manufactured by the Company. The Company generally uses its manufacturing equipment on the basis of at least two shifts per day in order to lower its production costs per item. In addition, the Company manufactures products for third parties. The Company can adjust the amount it manufactures for others over a relatively short period of time. Manufacturing products for others helps the Company maintain a satisfactory level of equipment utilization. The Company believes its existing facilities provide sufficient production capacity for its present needs and for its anticipated needs at least for the next year.

     The principal raw materials used by the Company in its products are paper and plastic. While the Company currently purchases such raw materials from a relatively small number of sources, paper and plastic are available from a number of sources. The Company's current suppliers could be replaced by the Company without adversely affecting its operations in any material respect.

     The Company sources the remainder of its products from contract manufacturers, the majority of whom are located in China and elsewhere in the Far East. The two largest such suppliers have exclusive supply arrangements with the Company and represent relationships which have been in place for more than ten years. The Company's business does not depend on any single source for products manufactured for the Company by others.

THE SELLING PROCESS

     Approximately 50 sales professionals who have, on average, been affiliated with the Company for over 5 years, sell the Company's products in the United States. International customers are serviced by individuals who are generally employees of the Company's foreign subsidiaries.

     The Company ships its products from distribution warehouses which use computer assisted systems. Everyday products are shipped either from California or New York in order to achieve the most economical freight costs while providing fast delivery of goods. To control inventory investment, seasonal products are shipped out of a central warehouse located in New York. Products for foreign markets are shipped from the Company's distribution warehouses in Canada, Mexico, England and Australia.

COMPETITION

     The Company competes on the basis of diversity and quality of its product designs, breadth of product line, product availability, price, reputation and customer service. The Company has many competitors with respect to one or more of its products. Competitors include smaller independent specialty manufacturers and other companies which have financial resources greater than those of the Company. Certain competitors control licenses for widely recognized images, such as cartoon or motion picture characters, which could provide them from time to time with a competitive advantage. The Company believes, however, that there are few competitors which manufacture and distribute products with the complexity of design and breadth of product offerings that the Company does. In addition, the Company knows of no competitor who utilizes design styles across product categories to provide consumers with coordinated products in the variety that the Company offers. Furthermore, the Company believes that its design and manufacturing processes create an efficiency in manufacturing that few of its competitors achieve in the production of numerous coordinated products in multiple design types.

CUSTOMERS

     The Company's customers are principally party goods superstores, large discount chains, mass merchandisers and independent card and party retailers. Among this group, the Company's primary customers are party goods superstores.

     During 1996, sales by the Company to its largest customer, Party City Corporation, amounted to 14.5% of the Company's consolidated net sales. Although the Company believes its relationship with Party City Corporation to be satisfactory, if it lost Party City as a customer, its financial condition and results of operations could be adversely affected.

COPYRIGHTS, TRADEMARKS AND LICENSES

     The Company owns copyrights on the designs it creates and uses. The Company owns trademarks on the words and designs used on or in connection with its products. The Company registers its copyrights with the United States Copyright Office to the extent it deems reasonable. The Company does not believe that the loss of copyrights or trademarks with respect to any particular product or products would have a material adverse effect on the Company.

     The Company does not depend on licenses to any material degree. As a result, it does not incur any material licensing expenses.

EMPLOYEES

     As of December 31, 1996, the Company had approximately 1,100 employees, none of whom is represented by a labor union. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

     The Company maintains its corporate headquarters in Elmsford, New York and conducts its principal design, manufacturing and distribution operations at the following facilities:

                                                                                             OWNED OR LEASED
LOCATION                          PRINCIPAL ACTIVITY             SQUARE FEET               (WITH EXPIRATION DATE)
--------                          ------------------             -----------               ----------------------
Elmsford, New York (1)            Executive Offices;             45,000 square feet        Leased (expiration date:
                                  design and art                                           February 28, 2001)
                                  production of paper
                                  party products and
                                  decorations

Harriman, New York                Manufacture of paper           75,000 square feet        Leased (expiration
                                  napkins and cups                                         date: March 31, 1999)

Providence, Rhode Island          Manufacture and                51,000 square feet        Leased (expiration
                                  distribution of plastic                                  date: June 30, 2008)
                                  plates, cups and bowls

Louisville, Kentucky              Manufacture and                183,000 square feet       Leased (expiration
                                  distribution of paper                                    date: March 31, 1999)
                                  plates

Anaheim, California               Manufacture of                 25,000 square feet        Leased (expiration
                                  novelty items                                            date: February 28, 1999)

Temecula, California (2)          Distribution of party          212,000 square feet       Leased (expiration
                                  products and                                             date: February 28, 2000)
                                  decorations

Goshen, New York                  Distribution of party          130,000 square feet       Leased (expiration
                                  products and                                             date: December 31, 1998)
                                  decorations

Chester, New York (3)             Distribution of party          287,000 square feet       Owned
                                  products and
                                  decorations

Newburgh, New York                Manufacture and                167,000 square feet       Leased (expiration
                                  distribution of paper                                    date: November 30, 1999)
                                  napkins and cups

Montreal, Canada (4)              Distribution of party          124,000 square feet       Owned
                                  products and
                                  decorations

Milton Keynes, England (5)        Distribution of party          36,000 square feet        Leased (expiration
                                  products and                                             date: July 5, 1997)
                                  decorations

Melbourne, Australia              Distribution of party          10,000 square feet        Owned
                                  products and
                                  decorations

-------------------
(1) Property leased by the Company from a limited liability company which is 79%-owned by a trust established for the benefit of the children of John A. Svenningsen, the principal stockholder of the Company, 20%-owned by a trust established for the benefit of Mr. Svenningsen's sister's children and 1%-owned by a corporation owned by Mr. Svenningsen.

(2)  Property leased by the Company from John A. Svenningsen.

(3) Property subject to a ten-year mortgage entered into on September 14, 1994 by the Company securing a loan in the original principal amount of $5,925,000 bearing interest at a rate of 8.51%.

(4) Property subject to a mortgage made by the Company securing a loan in the original principal amount of $2,088,000. Such mortgage bears an interest rate at the lower of Hong Kong Bank of Canada's Cost of Funds plus 1.6% or Canadian Prime plus 0.5%.

     The Company believes that its properties have been adequately maintained, are in generally good condition and are suitable for the Company's business as presently conducted. Currently, all properties generally are being used on the basis of two shifts out of a maximum potential capacity of three shifts per
day.   The Company also believes that upon the expiration of its current leases, it either will be able to secure renewal terms or will enter into leases for alternative locations at market terms.

(5) On November 15, 1996, the Company entered into a lease for a 110,000 square foot distribution facility in Milton Keynes, England. The lease commences on August 1, 1997 and expires on July 30, 2017.


ITEM 3.  LEGAL PROCEEDINGS

     Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1996, at times when John A. Svenningsen was the holder of all of the Company's outstanding stock, Mr. Svenningsen took certain actions by written consent as the sole stockholder. On October 29, 1996, Mr. Svenningsen consented to the election of Christine Svenningsen and Gerald C. Rittenberg as directors of the Company in addition to himself. On November 27, 1996, Mr. Svenningsen approved certain actions relating to the initial public offering by the Company of shares of its Common Stock, par value $0.10 per share (the "Common Stock") and approved the Company's 1996 Stock Option Plan for Key Employees.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of the Company, their ages as of March 11, 1997 and present positions with the Company. Unless otherwise indicated, each executive officer has held the position indicated since October, 1996, the month during which the Company was incorporated. The term of office of each extends until the organization meeting of the Board of Directors following the Annual Meeting of Stockholders in 1997 or until earlier removed by the Board of Directors. None of the named executive officers has been elected pursuant to any arrangement or understanding with any other person, and none has any family relationship with any other executive officer.

     NAME                 AGE                       POSITION

John A. Svenningsen        66                  Chairman of the Board of
                                               Directors and Chief Executive
                                               Officer *

Gerald C. Rittenberg       44                  President

William S. Wilkey          41                  Senior Vice President -
                                               Sales and Marketing

James M. Harrison          45                  Chief Financial Officer and
                                               Secretary *


--------------
* Mr. Svenningsen served as Secretary of the Company and Mr. Harrison served as Assistant Secretary of the Company from October 1996 to mid-February, 1997.
Mr. Harrison has served as Secretary of the Company since mid-February, 1997.


     JOHN A. SVENNINGSEN is the Chairman of the Board of Directors and Chief Executive Officer of the Company. He has served as Chief Executive Officer of Amscan Inc. since 1958 and served as President from 1958 to April 1996.

     GERALD C. RITTENBERG has served as the President of Amscan Inc. since April 1996. From 1991 to April 1996, he was Executive Vice President - Product Development of Amscan Inc. and from 1990 to 1991 he was Vice President - Product Development of Amscan Inc.

     WILLIAM S. WILKEY has served as the Senior Vice President - Sales of Amscan Inc. since 1992 and as Vice President - Marketing and Field Sales from 1990 to 1992.

     JAMES M. HARRISON has served as the Chief Financial Officer of Amscan Inc. since August 1996. From 1993 to 1995, Mr. Harrison was the Executive Vice President and Chief Operating Officer, Secretary and Treasurer and a member of the Board of Directors of The C.R. Gibson Company, a manufacturer and distributor of paper gift products. From 1988 to 1993, Mr. Harrison was the Chief Financial Officer of The C.R. Gibson Company.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     INFORMATION REQUIRED BY ITEM 201 OF REGULATION S-K:

    The Company's Common Stock is listed and traded on the NASDAQ National market under the symbol "AMSN." The high and low sales prices of the Company's Common Stock for the last quarter of 1996 were $13.50 and $12.00, respectively, the only quarterly period in the last two fiscal years during which the Company's Common Stock was publicly traded.

    As of the close of business on March 10, 1997, there were approximately 375 holders of record of the Company's Common Stock.

    The Company has not paid any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. As a holding company, the Company's ability to declare and pay dividends on its Common Stock will be substantially dependent on the receipt by the Company of cash dividends from its subsidiaries. The revolving credit agreement to which the Company's principal subsidiary is a party restricts the payment by such subsidiary of any cash dividends.

    INFORMATION REQUIRED BY ITEM 701 OF REGULATION S-K:

     In connection with the formation of the Company, the Company sold 1,000 shares of Common Stock to John A. Svenningsen for $100 in cash. These shares were sold to Mr. Svenningsen for the purpose of facilitating the Organization (as defined below) of and the initial public offering of the Common Stock by, the Company (the "IPO") by establishing a corporate structure including a stockholder and board of directors necessary for the Company to implement the IPO. Additional shares of Common Stock were issued prior to the IPO in connection with effecting the Organization.

     The organization of the Company (the "Organization") encompassed consummation of the transactions contemplated by three agreements to which the Company is a party and which are summarized below.

     The first of these agreements is among the Company, Mr. Svenningsen, Gerald C. Rittenberg and certain trusts established for the benefit of Mr. Svenningsen's children (the "SSY Trusts"). Pursuant to this agreement, Mr. Svenningsen, Gerald C. Rittenberg and the SSY Trusts exchanged all of the outstanding capital stock which they owned in the Operating and Real Estate Companies including Amscan Inc. for shares of Common Stock of the Company and, in the case of Mr. Svenningsen, cash in the aggregate amount of $133,000.

     Based on the aggregate value of the Company as determined by Mr. Svenningsen and the value of the shares of Common Stock issued in exchange therefor being $12 per share, Mr. Svenningsen received an aggregate of 15,024,616 shares of Common Stock of the Company (which includes the 1,000 shares of Common Stock issued to Mr. Svenningsen in connection with the formation of the Company) and $133,000 in cash. The SSY Trusts and Mr. Rittenberg were issued 138,461 and 660,000 shares of Common Stock, respectively. The transactions contemplated by this agreement were consummated on December 18, 1996.

     The second of these agreements is between the Company and the former stockholders of Am-Source, Inc. other than Mr. Svenningsen pursuant to which such stockholders exchanged all of the outstanding capital stock of Am-Source, Inc. which they owned for an aggregate of 624,999 shares of Common Stock of the Company. The exchange of shares of the capital stock of Am-Source, Inc. occurred on December 18, 1996.

    The third agreement is among Amscan Inc., John A. Svenningsen and Gerald C. Rittenberg. Pursuant to this agreement, Mr. Rittenberg relinquished certain rights under a previous employment agreement, dated November 27, 1991, entered into between Amscan Inc. and Mr. Rittenberg. In exchange for the relinquishment of such rights, Mr. Rittenberg received a cash payment and shares of stock of Amscan Inc., which he exchanged for 660,000 shares of Common Stock pursuant to the first agreement described above.

    All of the shares of Common Stock issued in connection with the Organization as described above were issued and sold by the Company in reliance on the exemption contained in Section 4(2) of the Securities Act of 1933, as amended, and the rules thereunder.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected data presented below under the captions "Income Statement Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the four-year period ended December 31, 1996, are derived from the consolidated financial statements of Amscan Holdings, Inc. and Subsidiaries which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996 and the report thereon, are included under Item 14 in this report.
The selected data presented below under the captions "Income Statement Data" and "Balance Sheet Data" for December 31, 1992, and for the year then ended, are derived from unaudited combined financial statements of Amscan Inc. and Affiliates and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the combined financial position and results of operations for such period. The selected consolidated financial data should be read in conjunction with Amscan Holdings, Inc. and Subsidiaries Consolidated Financial Statements and the related notes thereto included under "Financial Statements and Supplementary Data," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The pro forma and supplemental pro forma data are unaudited and intended to present the effect of certain events that have occurred in connection with the IPO and should be read in conjunction with "Supplemental Pro Forma Consolidated Statement of Operations" and notes thereto which are included at the end of Item 7 in this report.

                                                YEARS ENDED DECEMBER 31,

                                       1996       1995       1994       1993       1992
                                                 ($ in thousands, except share amounts)
Income Statement Data:
Net sales                            $192,705   $167,403   $132,029   $108,934   $86,944
Cost of sales                         123,913    108,654     86,748     72,656    56,565
                                     --------   --------   --------   --------   -------
Gross profit                           68,792     58,749     45,281     36,278    30,379
Selling expenses                       11,838     12,241     11,309      9,780     8,770
General and administrative
  expenses                             19,266     15,002     14,460     11,080     9,316
Art and development expenses            5,173      4,256      2,796      2,596     1,551
Non-recurring compensation
  in connection with the
  IPO(1)                               15,535         -          -          -         -
Special bonuses (2)                     4,222      2,581      2,200      1,106       850
                                     --------   --------   --------   --------   -------
Income from operations                 12,758     24,669     14,516     11,716     9,892
Interest expense, net                   6,691      5,772      3,843      2,304     2,092
Other expense / (income), net             335       (309)        82        308        16
                                     --------   --------   --------   --------   -------
Income before income taxes
  and minority interests                5,732     19,206     10,591      9,104     7,784
Income taxes                            1,952        731        464        348       297
Minority interests                      1,653      1,041        160        301        53
                                     --------   --------   --------   --------   -------
Net income                             $2,127    $17,434     $9,967     $8,455    $7,434
                                     ========   ========   ========   ========   =======
Pro forma data:
  Income, before income taxes          $4,079    $18,165    $10,431     $8,803    $7,731
  Pro forma income taxes (3)            1,827      7,403      4,238      3,566     3,265
                                     --------   --------   --------   --------   -------
  Pro forma net income (3)             $2,252    $10,762     $6,193     $5,237    $4,466
                                     ========   ========   ========   ========   =======
Pro forma net income used
  for pro forma net income
  per share calculation(4)            $12,010
                                     ========
Pro forma net income per
  share(4)                              $0.60
                                     ========
Pro forma weighted average
  common shares outstanding(5)     19,856,731
                                   ==========
Supplemental pro forma data(6):
  Income from operations              $32,265
  Interest expense, net                 4,463
  Other expense, net                      335
                                   ----------
 Income before income taxes
    and minority interests             27,467
  Income taxes                         11,299
  Minority interests                      250
                                   ----------
  Supplemental pro forma net
    income(6)                         $15,918
                                     ========
Supplemental pro forma net
  income per share(6)                   $0.77
                                     ========
Supplemental pro forma weighted
  average common shares
  outstanding(7)                   20,698,076
                                   ==========

                                                YEARS ENDED DECEMBER 31,

                                       1996       1995       1994       1993       1992
                                                 ($ in thousands)
Balance Sheet Data:
Working capital                       $45,405     $8,383      $(438)    $4,730    $7,765
                                     ========   ========   ========   ========   =======
Total assets                         $140,274   $114,601    $93,884    $80,090   $60,652
                                     ========   ========   ========   ========   =======
Short-term indebtedness(8)            $33,262    $58,541    $50,869    $37,271   $25,993
Long-term indebtedness                 15,085     12,284      8,800     11,852    11,116
                                     --------   --------   --------   --------   -------
Total indebtedness                    $48,347    $70,825    $59,669    $49,123   $37,109
                                     ========   ========   ========   ========   =======
Stockholders' equity                  $67,949    $27,205    $20,820    $18,496   $15,550
                                     ========   ========   ========   ========   =======

------------------

(1) In conjunction with the IPO, the Company recorded non-recurring compensation expense of $15.5 million in 1996 related to stock and cash payments of $12.5 million to certain executives in connection with the termination of prior employment agreements and $3.0 million for the establishment of an Employee Stock Ownership Plan for the benefit of the Company's domestic employees and the payment of stock bonuses to certain of such employees.

(2) In each of the five years ended December 31, 1996, special bonus arrangements existed with certain members of management. In connection with the IPO, such special profit sharing arrangements were substantially modified and replaced by incentives tied to the value of the Company's Common Stock.

(3) Prior to the consummation of the IPO, Amscan Inc., Am-Source, Inc., JCS Realty Corp. and SSY Realty Corp. elected to be taxed as Subchapter S corporations under the Internal Revenue Code. The pro forma net income amounts give effect to pro forma income tax amounts for each of the periods shown at statutory rates (40.5%) assuming Amscan Inc., Am-Source, Inc., JCS Realty Corp. and SSY Realty Corp. had not elected Subchapter S corporation status.

(4) Pro forma net income used for pro forma net income per share calculation for 1996 is higher than the pro forma net income shown for such period due to adjustments described in Note (16) of the Notes to Consolidated Financial Statements of Amscan Holdings, Inc. and Subsidiaries included under Item 14 of this report.

(5) Represents shares issued and outstanding as of December 31, 1996 in connection with the exchange of shares in the Organization, the IPO shares and other shares in contemplation of the IPO as described in Note (16) of the Notes to Consolidated Financial Statements of Amscan Holdings, Inc. and Subsidiaries included under Item 14 of this report.

(6) Supplemental pro forma adjustments result in supplemental pro forma net income for 1996 being higher than the pro forma net income shown for such period due to adjustments described in the notes to the Supplemental Pro Forma Consolidated Statement of Operations. See "Supplemental Pro Forma Consolidated Statement of Operations" included under Item 7 of this report.

(7) Represents shares as of December 31, 1996 issued and outstanding after the IPO described in Note (16) of the Notes to Consolidated Financial Statements of Amscan Holdings, Inc. and Subsidiaries included under Item 14 of this report.

(8) Short-term indebtedness consists primarily of the Company's borrowings under bank lines of credit, current installments of long-term debt and subordinated debt due to Mr. Svenningsen and other stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS MF OPERATIONS

GENERAL

     The party goods industry has experienced significant changes in both distribution channels and product offerings over the last several years. The retail distribution of party goods has begun to shift from smaller independent stores and designated departments within drug, discount or department store chains to superstores dedicated to retailing party goods. In part due to the success of the superstore channel, party goods manufacturers broadened their product lines to support the celebration of a greater number of occasions. The industry's growth has been directly affected by these changes.

     The Company's revenues have increased from $132.0 million in 1994 to $192.7 million in 1996, a compound annual growth rate of approximately 21%.
The Company attributes this growth to its ability to create a broad range of unique and innovative designs for its products and to work closely with its customers to market and merchandise its products to consumers. In particular, the Company experienced significant growth with its party superstore customers. Between 1994 and 1996, sales to party superstore customers increased from $40.1 million to $86.3 million, a 47% compound annual growth rate.

     Revenues are generated from sales of approximately 14,000 sku's consisting of paper and plastic tableware, accessories and novelties for all occasions. Tableware (plates, cups, napkins, tablecovers and cutlery) is the Company's core product category, generating approximately 59% of revenues in 1996. Coordinated accessories (e.g., balloons and banners) and novelties (e.g., party favors) are offered to complement the Company's tableware products. To serve its customers better, the Company has made significant additions to its product line. Through increased spending on internal product development as well as through acquisitions, the Company has had a net increase of approximately 6,300 sku's since 1991. Revenue growth primarily has been the result of increased orders from its party superstore customers (new stores and increased same-store sales), increased international sales and price increases.

     The Company's gross profit is influenced by its product mix and paper costs. Products manufactured by the Company, primarily tableware, represented approximately 50% of the Company's 1996 sales. The Company has made significant additions to its manufacturing capacity which have allowed it to improve gross margins. The Company believes that its manufacturing capabilities enable it to lower product cost, ensure product quality and be more responsive to customer demands. Paper and pulp related products are the Company's principal raw materials. The Company has historically been able to adjust its prices in response to changes in paper prices.

FINANCIAL IMPACT OF ORGANIZATION OF THE COMPANY

     In connection with the IPO and the Organization certain events occurred which affected the financial position and results of the Company. The following is a discussion of these events and the related financial impact.

   ORGANIZATION OF FOUNDER'S INTERESTS

     The Company was formed for the purpose of becoming the holding company for the businesses previously conducted by Amscan Inc., certain affiliated companies individually owned and independently controlled by Mr. Svenningsen, and certain affiliated companies less than 100% owned by Mr. Svenningsen, including Am-Source, Inc., the Company's supplier of plastic plates, cups and bowls. The transfer of Mr. Svenningsen's ownership in these companies in exchange for shares of Common Stock of the Company was accounted for in a manner similar to a pooling of interests and, as such, the historical cost basis of the accounts were carried over thereby not giving rise to any goodwill.

   ACQUISITION OF AM-SOURCE, INC.

     The Company and the stockholders of Am-Source, Inc., other than Mr. Svenningsen, entered into an agreement pursuant to which such stockholders transferred their ownership in Am-Source, Inc. in exchange for shares of the Company's Common Stock. The transaction was accounted for as the purchase of the 50% ownership of Am-Source, Inc. not owned and gave rise to $7.4 million of goodwill, which will be amortized over 30 years.

   TERMINATION OF PRIOR EMPLOYMENT AGREEMENTS

     Pursuant to an agreement between Amscan Inc. and Gerald C. Rittenberg, the Company's President, Mr. Rittenberg entered into a new employment agreement, effective upon consummation of the IPO for a period of three years at a base compensation of approximately $220,000 per year to be increased annually by 5%. Mr. Rittenberg agreed to the termination of his employment agreement upon consummation of the IPO. The agreement which was terminated provided for Mr. Rittenberg to receive bonuses equal to approximately 10% of the aggregate net profits of Amscan Inc. and certain affiliates (as defined in the agreement) in each of the next three years and an amount equal to 5% of the value of Amscan Inc. in the event of a change in control or an initial public offering. In exchange for relinquishing these rights, Mr. Rittenberg received a special one-time payment of $3.5 million in cash and shares of Common Stock of the Company equal to approximately 3% of the total shares outstanding (excluding shares issued upon exercise of the Underwriters' over-allottment option) immediately following the IPO. The aggregate value paid to Mr. Rittenberg in cash and stock was $11.5 million.

     During the periods presented, certain other executives also had employment agreements which entitled them to receive a percentage of the pre-tax profits. These arrangements for Mr. Rittenberg and such other executives between 1994 and 1996 ranged from 18% to 20% of pre-tax profits in the aggregate. In conjunction with the IPO, these agreements were substantially modified and these bonus arrangements replaced by a combination of specific incentive plans and/or cash payments and stock option grants. The aggregate of the special bonuses to Mr. Rittenberg and the other executives and senior managers were $4.2 million, $2.6 million and $2.2 million for the years ended December 31, 1996, 1995 and 1994, respectively.

ESTABLISHMENT OF AN EMPLOYEE STOCK OWNERSHIP PLAN AND PAYMENT OF STOCK BONUSES

     In conjunction with the IPO, the Company incurred a compensation expense of $3.0 million for the establishment of an Employee Stock Ownership Plan ("ESOP") for the benefit of the Company's domestic employees and the payment of stock bonuses to certain of such employees. At the IPO, there was a special one-time contribution of 250,000 shares of Common Stock of the Company to the ESOP, subject to reduction as described in the next sentence, allocated to participant accounts based upon a formula which was weighted based upon both years of service and compensation. To the extent that application of this formula resulted in a contribution to the ESOP on behalf of a participant which would exceed the maximum contribution permitted under applicable law, the contribution to the ESOP for such participant was reduced to the maximum permitted and the balance determined under the formula will be paid to such participant in the form of a stock bonus. Future contributions to the ESOP will then be dependent upon a number of factors including Company performance.

   CHANGE IN CORPORATIONS FROM SUBCHAPTER S TO SUBCHAPTER C CORPORATIONS

     Prior to the IPO, Amscan Inc., Am-Source, Inc., JCS Realty Corp. and SSY Realty Corp. were operated as Subchapter S corporations for federal income and, where available, for state income tax purposes. As a result, these corporations did not record or pay any federal or state income tax except in states which do not recognize Subchapter S corporation status. Following the IPO, the Company has been taxed as a Subchapter C corporation. It is anticipated that the Company will have statutory income tax rates of approximately 40.5% following the IPO. The Company has presented pro forma tax provisions and pro forma net income and per share data. These pro forma amounts represent the income tax provision and the net income of the Company had it been a Subchapter C corporation and thus subject to income tax for all periods. See financial statements included under Item 14 of this report and "Supplemental Pro Forma Consolidated Statement of Operations" included at the end of this Item 7.

   STOCKHOLDER DISTRIBUTIONS

     As Subchapter S corporations, the accumulated profits of Amscan Inc., Am-Source, Inc., JCS Realty Corp. and SSY Realty Corp. were distributed to the stockholders through December 18, 1996, the effective date of the IPO. Net profits after the consummation of the IPO will be added to retained earnings of the Company and used to fund the capital requirements of the business. Additionally, prior to the IPO, Amscan Inc. and certain affiliates declared dividends representing distributions of accumulated profits and a return of capital. These amounts were reflected as subordinated debt and nearly all of the previous balances of subordinated debt were repaid from the net proceeds of the IPO.

RESULTS OF OPERATIONS
PERCENTAGE OF NET SALES
                                      Years Ended December 31,
                               ------------------------------------
                                 1996          1995          1994
                               --------      --------      --------
Net sales                      100.0%        100.0%        100.0%
Cost of sales                   64.3          64.9          65.7
                               --------      --------      --------
   Gross profit                 35.7          35.1          34.3
Operating expenses:
Selling                          6.1           7.4           8.5
General and administrative      10.0           9.1          11.0
Art and development              2.7           2.5           2.1
Non-recurring compensation
   in connection with the IPO    8.1            -             -
Special bonuses                  2.2           1.5           1.7
                               --------      --------      --------
Total operating expenses        29.1          20.5          23.3
                               --------      --------      --------
   Income from operations        6.6          14.6          11.0
Interest expense, net            3.4           3.4           2.9
Other expense (income), net      0.2          (0.2)          0.1
                               --------      --------      --------
   Income before income
   taxes and minority
   interests                     3.0          11.4           8.0
Income taxes                     1.0           0.4           0.4
Minority interests               0.9           0.6           0.1
                               --------      --------      --------
   Net income                    1.1%         10.4%          7.5%
                               ========      ========      ========


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

   NET SALES

     Net sales for the year ended December 31, 1996 were $192.7 million, an increase of 15.1% over the year ended December 31, 1995 for which net sales were $167.4 million. Increased sales to national accounts, principally party superstores, accounted for $21.9 million or 87% of this increase. Also, contributing to this sales increase was the impact of the Company's marketing strategy of continually offering new products as well as new designs and themes for existing products. In 1996, the Company's product line included approximately 14,000 sku's compared with approximately 13,400 sku's in 1995. Selling price increases related to core products (paper plates, napkins, cups and tablecovers) in response to higher paper cost accounted for approximately 6 percentage points of the 15.1% increase in net sales between the periods. Increased sales to international customers accounted for $3.3 million of the increase in net sales.

   GROSS PROFIT

     Gross profit increased $10.0 million for the year ended December 31, 1996 compared to 1995, and improved as a percentage of sales from 35.1% to 35.7%. Higher selling prices in response to prior period increases in paper costs as well as lower product costs resulting from the Company's continued vertical integration of manufacturing operations, offset in part by the cost of added distribution facilities, were the primary reasons for this improvement in margins.

   SELLING EXPENSES

     Selling expenses were lower by $0.4 million for the year ended December 31, 1996 compared to 1995, and declined as a percentage of net sales from 7.4% to 6.1%. The primary reason for the percentage decline was the Company's ability to increase sales to its party superstore customers while not significantly increasing its sales costs associated with those accounts.

   GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased $4.3 million for the year ended December 31, 1996 compared to 1995. As a percentage of net sales, general and administrative expenses increased from 9.1% to 10.0%. This increase is principally attributable to an increase in the provision for bad debts of $1.7 million or 0.9% of net sales related to a significant increase in the Company's accounts receivable and increased occupancy costs of $0.5 million or 0.3% of net sales related to the Company's new corporate offices. Also contributing to this increase are non-recurring costs related to the development of a new business management computer system of $1.2 million or 0.6% of net sales as well as one-time costs associated with the move to the new corporate offices of $0.3 million or 0.2% of net sales and additional personnel costs including relocation and recruitment costs of $0.3 million or 0.2% of net sales.

   ART AND DEVELOPMENT COSTS

     Art and development costs increased $0.9 million for the year ended December 31, 1996 compared to 1995. As a percentage of net sales, art and development costs increased from 2.5% to 2.7%. The Company significantly expanded its creative and new product development staff and internal development capabilities in the middle of 1995 which resulted in a substantial increase in art and development costs which were incurred during all of 1996. The increase in art and development expenditures reflects the Company's strategy to remain a leader in product quality and development.

 NON-RECURRING COMPENSATION

     In conjunction with the IPO, the Company has recorded non-recurring compensation of $15.5 million in 1996 related to stock and cash payments of $12.5 million to certain executives in connection with the termination or modification of employment agreements and $3.0 million for the establishment of an ESOP for the benefit of the Company's domestic employees and the payment of stock bonuses to certain of such employees.

 SPECIAL BONUSES

     Special bonuses, which were based entirely upon the Company's pre-tax income, increased by $1.6 million for the year ended December 31, 1996 compared to 1995. The employment agreements which gave rise to these bonuses have been substantially modified to eliminate these special bonus payments in the future.

   INCOME FROM OPERATIONS

     Due to the non-recurring compensation of $15.5 million and the other factors discussed above, income from operations decreased $11.9 million to $12.8 million in 1996 from $24.7 million in 1995. As a percentage of net sales, income from operations decreased from 14.6% in 1995 to 6.6% in 1996.

   INTEREST EXPENSE, NET

     Interest expense, net increased by $0.9 million to $6.7 million in 1996, reflecting slightly higher borrowings associated with increased working capital (primarily inventory and accounts receivable) needed to support the increased volume of sales, offset in part by a lower effective interest cost associated with the Company's revised revolving credit agreement, which was entered into in September 1995.

   INCOME TAXES

     Prior to the IPO, Amscan Inc., Am-Source, Inc. JCS Realty Corp. and SSY Realty Corp. were taxed as Subchapter S corporations for federal income tax and, where available, for state income tax purposes. Accordingly, these entities were not subject to federal and state income taxes except in states which do not recognize Subchapter S corporation status. In connection with the IPO, the aforementioned companies, became subject to federal and state income taxes. The amounts shown as income taxes in 1996 consist principally of foreign taxes and a one-time charge of $0.8 million related to the establishment of deferred taxes in connection with the change in tax status.

   MINORITY INTERESTS

     Minority interests represent the portion of income of the Company's subsidiaries attributable to equity ownership not held by Amscan Holdings, Inc. In addition to the minority interests of certain foreign entities, these amounts include the minority interest of Am-Source, Inc. through December 18, 1996, the date the Company acquired the 50% not owned by John A. Svenningsen.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

   NET SALES

     Net sales for the year ended December 31, 1995 were $167.4 million, an increase of 26.8% over 1994 when net sales were $132.0 million. Increased sales to party superstores accounted for $23.3 million or 66% of this increase. The number of retail outlets represented by these accounts increased to 886 in 1995 from 720 in 1994. Also contributing to this net sales increase was the impact of the Company's marketing strategy of continually offering new products as well as new designs and themes for existing products. In 1995, the Company's product line included over 13,400 sku's compared to approximately 11,000 sku's in 1994. Selling price increases related to core products (paper plates, napkins, tablecovers and cups) in response to higher paper costs, accounted for approximately 5 percentage points of the 26.8% of the year-over-year increase in net sales. Increased sales to international customers accounted for $4.3 million of the increase in net sales in 1995 compared to 1994.

   GROSS PROFIT

     Gross profit increased by $13.5 million from 1994 to 1995, and improved as a percentage of net sales from 34.3% to 35.1%. The gross profit margin improvement resulted primarily from the increased vertical integration of the Company's tableware manufacturing operations. During 1995, the Company added several new pieces of equipment including two printing presses which enabled it to expand its manufacturing capacity. In addition, gross profit improved as a result of increased leveraging of existing distribution facilities and improved purchasing of nonmanufactured products.

   SELLING EXPENSES

     Selling expenses increased by $0.9 million from 1994 to 1995, but declined as a percentage of net sales from 8.5% to 7.4%. The primary reason for the percentage decline was the Company's ability to increase sales to its party superstore customers, while not significantly increasing its sales costs associated with these accounts.

   GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased by $0.5 million from 1994 to 1995, primarily as a result of modest wage increases partially offset by decreased provisions for bad debts. During 1994, the Company sustained a larger amount of write-offs due to two large accounts which filed for bankruptcy. As a percentage of net sales, general and administrative expenses declined from 11.0% in 1994 to 9.1% in 1995. The Company was able to leverage its administrative resources while supporting the increased sales.

   ART AND DEVELOPMENT COSTS

     Art and development costs increased $1.5 million from 1994 to 1995.
As a percentage of net sales, art and development costs increased from 2.1% in 1994 to 2.5% in 1995. The Company significantly expanded its creative and new product development staff and internal development capabilities in 1995, which resulted in a substantial increase in art and development costs in the second half of 1995. The increase in such expenses reflects the Company's strategy of remaining a leader in product quality and development.

   SPECIAL BONUSES

     Special bonuses, which were based upon the Company's pre-tax income, increased in 1995 over 1994. The special bonus in 1994 included special one-time bonuses of approximately $0.8 million associated with the partial acquisition of Am-Source, Inc. In connection with the IPO, the employment agreements which gave rise to these bonuses have been substantially modified to eliminate the special bonus payments.

   INCOME FROM OPERATIONS

     The factors discussed above contributed to the increase in income from operations of 69.9% to $24.7 million in 1995 from $14.5 million in 1994. As a percentage of net sales, income from operations increased from 11.0% in 1994 to 14.6% in 1995.

   INTEREST EXPENSE, NET

     Interest expense, net increased by $1.9 million to $5.8 million from 1994 to 1995, reflecting higher borrowings associated with increased working capital (primarily from inventory and accounts receivable) needed to support the increased volume of sales, as well as an increase in the Company's average effective rate for borrowed money from 7.5% to 8.3%.

   INCOME TAXES

     Amscan Inc., Am-Source, Inc., JCS Realty Corp. and SSY Realty Corp. elected to be taxed as Subchapter S corporations for federal income and, where available, for state income tax purposes. Accordingly, these entities were not subject to federal income taxes prior to the IPO except in states which do not recognize Subchapter S corporation status. In connection with the IPO, Amscan Inc., Am-Source, Inc., JCS Realty Corp. and SSY Realty Corp. terminated their Subchapter S corporation status and, accordingly, are subject to federal and state income taxes. The amounts shown as income taxes consist principally of foreign taxes.

   MINORITY INTERESTS

     Minority interests represent the portion of income attributable to equity ownership not held by Mr. Svenningsen. In addition to the minority interests of certain foreign entities, these amounts include the minority interest of Am-Source, Inc. prior to its acquisition by the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its growth over the past three years principally through cash flow generated from operations, the use of operating leases, increases in its revolving line of credit borrowings and increases in long-term debt, including subordinated debt owed to Mr. Svenningsen. The net proceeds from the IPO have been used to reduce indebtedness under the Company's line of credit and to repay subordinated debt. Management believes that the Company's working capital requirements will be met for at least the next 12 months by cash flow from operations and borrowings under its line of credit.

     On September 20, 1995, the Company amended its revolving line of credit with several banks. This facility provided the Company with a $50.0 million credit line based upon the eligible assets of the Company. The amount available under this facility increased to $55.0 million on September 20, 1996, and will increase to $60.0 million on September 20, 1997. The facility, which expires September 20, 2000, had an outstanding balance as of December 31, 1996 of $29.0 million at an interest rate of 6.9%. This rate includes the impact of interest rate "swap" contracts which the Company has entered into to fix the interest rate on $25.0 million of its obligation. (See Note (5) of the Notes to Consolidated Financial Statements of Amscan Holdings, Inc. and Subsidiaries included under Item 14 of this report.) The Company's revolving line of credit imposes certain restrictions on the ability of the Company and certain of its subsidiaries, including Amscan Inc., to incur additional indebtedness, enter into guarantees or other similar agreements, make loans to or investments in other persons and pay dividends. The Company and its subsidiaries on a consolidated basis are also subject to financial covenants which require them to maintain a certain threshold tangible net worth, limit capital expenditures and require the Company and its subsidiaries to maintain certain financial ratios. The Company is not currently in default in respect of any of these restrictive covenants or financial ratios. The Company may seek to enter into new arrangements to replace this revolving credit facility which might include both term debt and revolving credit.

     Net cash provided by operating activities increased by $7.6 million to $12.3 million in 1996 from $4.7 million in 1995 as a result of the decreased rate of growth in inventories and other assets, partially offset by increases in deposits paid on purchased equipment and a decrease in net income before depreciation and amortization. Net cash used in investing activities of $7.6 million increased by $3.1 million from 1995 because of increased capital expenditures. Net cash used in financing activities increased by $6.1 million to $6.0 million in 1996 due to increases in stockholder distributions, repayment of bank debt and subordinated debt partially offset by net proceeds from the IPO.

     Net cash provided by operating activities decreased by $0.4 million to $4.7 million in 1995 from $5.1 million in 1994. This slight decrease was primarily attributable to increases in accounts receivable and inventories, offset by increases in accounts payable and accrued expenses and net income before depreciation and amortization. Net cash used in investing activities decreased $2.8 million from $7.3 million to $4.5 million due to reduced capital expenditures. Net cash provided from financing activities decreased $2.6 million from $2.7 million to $0.1 million due to an increase in stockholder distributions partially offset by an increase in loans, notes payable and long-term indebtedness.

     Accounts receivable, net increased $5.5 million to $37.4 million on December 31, 1996 from $31.9 million at December 31, 1995. This increase is due principally to increased sales.

     Deposits and other assets increased $8.4 million to $11.4 million on December 31, 1996 from December 31, 1995. These increases are due principally to deposits placed, offset by the related advances received, in connection with various operating leases for manufacturing and warehouse equipment as well as office equipment and computer software and to the establishment of a deferred tax asset resulting from the change in tax status.

     Property, plant and equipment, net increased $5.5 million to $34.7 million on December 31, 1996 from $31.9 million at December 31, 1995. This increase is primarily due to manufacturing and warehouse equipment acquired, partially offset by depreciation.

     Intangible assets, net increased $7.4 million on December 31, 1996 from December 31, 1995 primarily due to goodwill recorded in connection with the acquisition of the remaining 50% of Am-Source, Inc.

     Loans and notes payable decreased $8.5 million to $29.3 million at December 31, 1996. Subordinated debt and other due to stockholders decreased $17.1 million to $1.4 million at December 31, 1996. The decreases resulted from the repayment of bank debt and subordinated debt funded by net proceeds from the IPO.

     Long-term debt, including current installments, increased $3.1 million to $17.6 million on December 31, 1996 primarily because of loans used to acquire machinery and equipment.

     Common Stock increased $1.7 million to $2.1 million as of December 31, 1996 due to the exchange of shares issued in 1996. These shares include the shares issued to Mr. Svenningsen and others in connection with the Organization of the Company, the shares issued in the IPO as well as the shares issued in connection with the establishment of the

ESOP, the payment of stock bonuses and the acquisition of the remaining 50% of Am-Source, Inc.

     Additional paid-in capital increased $52.4 million to $61.5 million as of December 31, 1996 primarily due to the net proceeds from the IPO, and other shares issued in connection with the IPO, partially offset by the return of previously provided capital and a reduction in additional paid-in capital resulting from the exchange of shares in the Organization.

     In 1996, the Company distributed $23.4 million, compared to $11.0 million in 1995, to stockholders, of which $1.4 million in 1996 and $4.0 million in 1995 was reinvested in the Company as debt payable to stockholders. The distributions in 1996 were funded by net proceeds from the IPO and represented accumulated Subchapter S earnings and the return of previously provided capital.

     In 1995, the Company distributed $11.0 million, compared to $7.5 million in 1994, to stockholders, of which $4.0 million in 1995 and $6.3 million in 1994 was reinvested in the Company as debt payable to stockholders. The remainder of these distributions was used principally for the payment of the stockholders' taxes. The increase from 1994 to 1995 was due to increased earnings of those corporations, taxable to the stockholders.

     Third party financings for 1996 consisted primarily of borrowings under credit and long-term loans secured by machinery and equipment. The Company used net proceeds from the IPO to repay debt owed to the banks and to Mr. Svenningsen in 1996. The Company used $8.9 million of the cash in 1996 to fund its working capital needs, which consisted primarily of increases in accounts receivable and deposits on machinery and equipment.

     The Company generated $10.0 million and $3.9 million from third party financings and $1.2 million and $6.3 million from financings with Mr. Svenningsen in 1995 and 1994, respectively. Financings in 1995 consisted primarily of long-term loans secured by machinery and equipment and borrowings under revolving credit facilities, while financings in 1994 consisted primarily of bankers acceptances and borrowings under revolving credit facilities. The Company used $18.6 million of the cash in 1995 and $11.2 million of the cash in 1994 to fund its working capital needs, which consisted primarily of increases in accounts receivable and inventory.

     In 1996 and 1995 respectively, the Company acquired $11.0 million and $4.5 million of machinery and equipment, which was financed by long-term debt and borrowings under the Company's revolving credit facility, and entered into operating leases for additional machinery and equipment totaling $10.8 million in 1996, and $7.4 million in 1995. In 1994, the Company acquired $8.0 million of machinery and equipment which was financed primarily by borrowings under the Company's revolving credit facilities and $4.0 million of which was refinanced through long-term loans early in 1995. Management believes that these additions to plant and equipment provide adequate capacity to support its operations for at least the next 12 months. As of December 31, 1996, the Company did not have material commitments for capital expenditures other than for machinery and equipment which will be leased under the aforementioned $10.8 million of operating leases.

QUARTERLY RESULTS

     As a result of the seasonal nature of certain of the Company's products, the quarterly results of operations may not be indicative of those for a full year. Third quarter sales are generally the highest of the year due to a combination of increased sales to consumers of the Company's products during summer months as well as initial shipments of seasonal holiday merchandise as retailers build inventory. Conversely, fourth quarter sales are generally lower as retailers sell through inventories purchased during the third quarter. The overall growth rate of the Company's sales in recent years has offset, in part, this sales variability. Promotional activities, including special dating and pricing terms, particularly with respect to Halloween and Christmas products, result in generally lower margins and profitability in the fourth quarter, as well as higher accounts receivable balances and associated higher interest costs to support these balances. The following table sets forth the historical net sales and income from operations of the Company for 1996 and 1995 by quarter.

                                1996 QUARTERS                               1995 QUARTERS
                   ---------------------------------------     ---------------------------------------
                   March 31   June 30   Sept. 30   Dec. 31     March 31   June 30   Sept. 30   Dec. 31
                   --------   -------   --------   -------     --------   -------   --------   -------
                                                     ($ in thousands)
Net sales          $47,258    $45,714   $54,036    $ 45,697     $39,376   $41,046   $47,892    $39,089
Income (loss)
  from
  operations       $ 7,586    $ 7,564   $ 9,222    $(11,614)(a) $ 6,492   $ 6,350   $ 9,120    $ 2,707(b)


-----------------

(a) Included in fourth quarter results in 1996 are non-recurring compensation expenses of $15.5 million related to stock and cash payments of $12.5 million to certain executives in connection with the termination or modification of prior employment agreements and $3.0 million for the establishment of an ESOP for the benefit of the Company's domestic employees and the payment of stock bonuses to certain of such employees.

(b) In addition to the seasonal variability described above, income from operations for the fourth quarter of 1995 was adversely affected by the impact of higher paper costs for which selling price adjustments were implemented in the first quarter of 1996. Income from operations for this quarter was also adversely affected by additional bad debt reserves (approximately $0.5 million) and additional computer system expenses (approximately $0.5 million).

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements contained in this report, and in particular in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," may be forward looking and are subject to a variety of risks and uncertainties. Many factors could cause actual results to differ materially from these statements. These factors include, but are not limited to, (1) the concentration of sales by the Company to party goods superstores where the reduction of purchases by a small number of customers could materially reduce the Company's sales and profitability, (2) the concentration of the Company's credit risk in the party goods superstores which are generally privately held and have expanded rapidly in recent years, (3) the failure by the Company to anticipate tastes and preferences of party goods retailers and consumers, (4) the introduction of new products by the Company's competitors, (5) the inability of the

Company to increase prices to recover fully future increases in raw material prices, especially increases in paper prices, (6) the loss of key employees (including John A. Svenningsen, the Company's Chairman and Chief Executive Officer, who has been undergoing treatment for lymphoma) and (7) other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission. In addition, the Company is subject to the effects of changes in general business conditions.

     Although the Company believes that it has the product offerings and resources needed for continuing success, future revenue and margin trends cannot be reliably predicted. These trends may cause the Company to adjust its operations in the future. Factors external to the Company can also affect the price of the Company's Common Stock. Because of the foregoing and other factors, recent trends should not be considered reliable indicators of future financial results or stock prices.

SUPPLEMENTAL PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

     The following Supplemental Pro Forma Consolidated Statement of Operations for the year ended December 31, 1996 reflects the consolidated results of operations of Amscan Holdings, Inc. and Subsidiaries after giving effect to certain events that have occurred in conjunction with the Organization and the IPO including pro forma adjustments intended to present the historical results as if Amscan Inc., Am-Source, Inc., JCS Realty Corp. and SSY Realty Corp. had not elected to be treated as Subchapter S corporations for tax purposes.

     The unaudited Supplemental Pro Forma Consolidated Statement of Operations has been prepared by management solely to facilitate period to period comparisons and does not represent the actual results of operations for the period presented. The Supplemental Pro Forma Consolidated Statement of Operations does not purport to be indicative of future results.

     The Supplemental Pro Forma Consolidated Statement of Operations should be read in conjunction with the Consolidated Financial Statements of Amscan Holdings, Inc. and Subsidiaries and the notes thereto as of and at December 31, 1996 included under Item 14 of this report.

                     AMSCAN HOLDINGS, INC. AND SUBSIDIARIES

           SUPPLEMENTAL PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                   For the Year Ended December 31, 1996
                  ($ in thousands, except share amounts)
                             (unaudited)


                                                          PRO FORMA AND
                                                          SUPPLEMENTAL
                                                          PRO FORMA         SUPPLEMENTAL
                                        HISTORICAL        ADJUSTMENTS        PRO FORMA
                                        -----------       -------------     ------------
Net sales                                $  192,705                         $  192,705
Cost of sales                               123,913                            123,913
                                         ----------                         ----------
  Gross profit                               68,792                             68,792
Selling                                      11,838                             11,838
General and administrative                   19,266         $    250(a)         19,516
Art and development                           5,173                              5,173
Non-recurring compensation
  in connection with the IPO                 15,535          (15,535)(b)           -
Special bonuses                               4,222           (4,222)(c)           -
                                         ----------                         ----------
  Income from operations                     12,758                             32,265
Interest expense, net                         6,691           (2,228)(d)         4,463
Other expense, net                              335                                335
                                         ----------                         ----------
  Income before income taxes and
    minority interests                        5,732                             27,467
Income taxes                                  1,952            9,347 (e)        11,299
Minority interests                            1,653           (1,403)(a)           250
                                         ----------                         ----------
  Supplemental pro forma net
    income                               $    2,127                         $   15,918
                                         ==========                         ==========
  Supplemental pro forma net
    income per share                                                        $     0.77
                                                                            ==========
  Supplemental pro forma weighted
    average common shares
    outstanding                                                             20,698,076(f)
                                                                            ==========


Notes to Supplemental Pro Forma Consolidated Statement of Operations ($ in thousands):

(a) To reflect approximately $250 amortization of goodwill of $7,443 over thirty years and the elimination of $1,403 for minority interest related to the acquisition of an additional 50% of Am-Source, Inc. as if it were acquired at the beginning of the period presented;

(b) To reflect reductions in compensation expense of $15,535 related to stock and cash of $12,535 for payment to certain executives in connection with the termination of prior employment agreements and $3,000 for the establishment of an ESOP for the benefit of the Company's domestic employees and the payment of stock bonuses to certain of such employees;

(c) To reflect the elimination of special bonuses that will not be recurring due to the termination of certain employment agreements in connection with the IPO. No adjustments are reflected or are necessary with respect to performance-based compensation as the provisions in the new employment agreements would have resulted in performance-based compensation materially equivalent to that reflected in the historical accounts under the prior employment agreements;

(d) To reflect the reduction of actual interest expense assuming a repayment of $8,100 of bank loans at the actual rate in effect and an average balance of $20,000 of loans from Mr. Svenningsen at the actual rate in effect;

(e) To provide for income taxes at statutory rates of 40.5% on earnings as if Amscan Inc., Am-Source, Inc., JCS Realty Corp. and SSY Realty Corp. had not been treated as Subchapter S corporations during the period presented and to give effect to the tax effect of these adjustments;

(f) Supplemental pro forma weighted average common shares outstanding represents the shares issued in connection with the Organization, the IPO shares and other shares issued in contemplation of the IPO as well as the shares issued in connection with the establishment of the ESOP and payment of stock bonuses, and the acquisition of the additional 50% of Am-Source, Inc. as if the transactions occurred at the beginning of the period presented. See note (16) of the Notes to Consolidated Financial Statements of Amscan Holdings, Inc. and Subsidiaries included under Item 14 of this report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the consolidated financial statements and supplementary data listed in the accompanying Index to Financial Statements and Schedule on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) IDENTIFICATION OF DIRECTORS. The information required by Item 401(a) of Regulation S-K is incorporated into this Form 10-K by reference to the Company's definitive proxy statement relating to its 1997 Annual Meeting of Stockholders (the "Definitive Proxy Statement") which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

     (b)  IDENTIFICATION OF EXECUTIVE OFFICERS.   The information required by
Item 401(b) of Regulation S-K is included in Item 4A in Part I of this Form 10-
K.

     (c)  IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.   The information
required by Item 401(c) of Regulation S-K is not applicable to the Company.

     (d)  FAMILY RELATIONSHIPS.   The information required by Item 401(d) of
Regulation S-K is not applicable to the Company.

     (e) BUSINESS EXPERIENCE. The information required by Item 401(e) of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement or is included in Item 4A in Part I of its Form 10-K.

     (f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS. The information required by Item 401(f) of Regulation S-K is not applicable to the Company.

     (g) PROMOTERS AND CONTROL PERSONS. The information required by Item 401(g) of Regulation S-K is not applicable to the Company.

     (h)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.   The
information required by Item 405 of Regulation S-K is incorporated by reference to the Definitive Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K is incorporated into this Form 10- K by reference to the Definitive Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 403 of Regulation S-K is incorporated into this Form 10- K by reference to the Definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 404 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        1. and 2.  Financial Statements and Schedule.

          See Index to Financial Statements and Schedule which appears on page F-1 herein.



        3. Exhibits


 EXHIBIT
 NUMBER                            DESCRIPTION


2(a)   Share Exchange Agreement dated as of December 18,
       1996, among the Registrant, John A. Svenningsen, Gerald C. Rittenberg and the following trusts each created by agreement dated as of October 29, 1996: Christina Svenningsen Trust, Jon Svenningsen Trust, Elisabeth Svenningsen Trust, Melissa Svenningsen Trust, Emily Svenningsen Trust and Sara Svenningsen Trust

2(b) Capital Contribution Agreement by and between the Company and Messrs. Allan J. Kaufman, Arthur J. Kaufman and Michael F. Hodges, dated October 9, 1996, as supplemented
       (incorporated by reference to Exhibit 2(b) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1
       (Registration No. 333-14107))

3(a)   Certificate of Incorporation, dated October 3, 1996,
       (incorporated by reference to Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

3(b) By-Laws (incorporated by reference to Exhibit 3(b) to the Registrant's Registration Statement on Form S-1
       (Registration No. 333-14107))

4(a)   Credit Agreement among Amscan Inc., Kookaburra USA
       Ltd., Deco Paper Products, Inc., Trisar, Inc., the banks signatory thereto and The Chase Manhattan Bank N.A., dated as of September 20, 1995 (incorporated by reference to Exhibit 4(a) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

4(b)   Amendment No. 1 to Credit Agreement among Amscan
       Holdings, Inc., Amscan Inc., Trisar Inc., the banks signatory thereto and The Chase Manhattan Bank, dated as of November 14, 1996 (incorporated by reference to Exhibit 4(b) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

4(c)   Amendment No. 2 to Credit Agreement among Amscan
       Holdings, Inc., Amscan Inc., Trisar Inc., the banks signatory thereto and The Chase Manhattan Bank, dated as of December 11, 1996 (incorporated by reference to Exhibit 4(c) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

10(a)  Employment Agreement by and between Amscan Holdings,
       Inc. and John A. Svenningsen, dated November 1, 1996
       (incorporated by reference to Amendment No. 1 to Exhibit 10(a) to the Registrant's Registration Statement on Form S-1
       (Registration No. 333-14107))

10(b) Employment Agreement by and between the Company and Gerald C. Rittenberg, dated October 9, 1996 (incorporated by reference to Exhibit 10(b) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

10(c)  Stock Agreement among Gerald C. Rittenberg, John A.
       Svenningsen and Amscan Inc., dated October 9, 1996
       (incorporated by reference to Exhibit 10(c) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1
       (Registration No. 333-14107))

10(d) Employment Agreement by and between Amscan Inc. or the Company and William Wilkey, dated as of October 4, 1996 (incorporated by reference to Exhibit 10(e) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1
       (Registration No. 333-14107))

10(e)  Employment Agreement between Amscan Holdings, Inc.
       and James M. Harrison, dated as of February 1, 1997

10(f)  1996 Stock Option Plan for Key Employees
       (incorporated by reference to Exhibit 10(h) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1
       (Registration No. 333-14107))

10(g)  Lease between ACP East LLC and Amscan Inc. dated as
       of December 1, 1995, as amended (incorporated by reference to
       Exhibit 10(i) to Amendment No. 1 to the Registrant's
       Registration Statement on Form S-1 (Registration No. 333-
       14107))

10(h)  Lease between John Anders Svenningsen and Amscan
       Inc., dated March 1, 1995, as modified and amended
       (incorporated by reference to Exhibit 10(j) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1
       (Registration No. 333-14107))

10(i)  Lease between John Anders Svenningsen and Amscan
       Inc., dated November 9, 1995, as amended (incorporated by reference to Exhibit 10(k) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

10(j)  Tax Indemnification Agreement between Amscan Holdings
       Inc. and John A. Svenningsen, dated as of December 18, 1996

10(k) The MetLife Capital Corporation Master Lease Purchase Agreement between MetLife Capital Corporation and Amscan Inc., Deco Paper Products, Inc., Kookaburra USA Ltd., and Trisar, Inc., dated November 21, 1991, as amended (incorporated by reference to Exhibit 10(n) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

10(l) Form of Indemnification Agreement between the Company and each of the directors of the Company (incorporated by reference to Exhibit 10(o) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

21     Subsidiaries of the Registrant (incorporated by
       reference to Exhibit 21 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-
       14107))

27     Financial Data Schedule

(b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed with the Securities and Exchange Commission during the last quarter of the period covered by this Form 10-K.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AMSCAN HOLDINGS, INC.


                               By:/s/ JOHN A. SVENNINGSEN
                                  -----------------------------
                                  John A. Svenningsen, Chairman
                                  of the Board of Directors and
Date:  March 24, 1977             Chief Executive Officer
       --------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                    TITLE                              DATE

                             Chairman of the Board of
/s/ JOHN A. SVENNINGSEN      Directors and Chief Executive
-----------------------      Officer                            March 24, 1997
John A. Svenningsen          (principal executive officer)


/s/ GERALD C. RITTENBERG
-----------------------      President and Director             March 24, 1997
Gerald C. Rittenberg


-----------------------      Director                           March 24, 1997
Allyn H. Powell


/s/ JOHN TUGWELL
-----------------------      Director                           March 24, 1997
John Tugwell


/s/ FRANK A. ROSENBERRY
-----------------------      Director                           March 24, 1997
Frank A. Rosenberry


                             Chief Financial Officer
/s/ JAMES M. HARRISON        (principal financial and
-----------------------      accounting officer)                March 24, 1997
James M. Harrison

                              FORM 10-K
                     ITEM 8, ITEM 14(A) 1 AND 2


                  AMSCAN HOLDINGS, INC. AND SUBSIDIARIES

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   AND FINANCIAL STATEMENT SCHEDULE
                     Year Ended December 31, 1996


Consolidated Financial Statements as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996:

                                                                      PAGE

  Independent Auditors' Report ......................................  F-2

  Consolidated Balance Sheets ...................,...................  F-3

  Consolidated Statements of Operations .............................  F-4

  Consolidated Statements of Stockholders' Equity ...................  F-5

  Consolidated Statements of Cash Flows .............................  F-6

  Notes to Consolidated Financial Statements ........................  F-8



Financial Statement Schedule for the three years ended December 31 1996:


  Schedule 2 - Valuation and Qualifying Accounts ....................  F-25

                AMSCAN HOLDINGS, INC. AND SUBSIDIARIES

                    INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Amscan Holdings, Inc.:

     We have audited the accompanying consolidated financial statements of Amscan Holdings, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amscan Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                   KPMG PEAT MARWICK LLP





February 14, 1997
Stamford, Connecticut

                  AMSCAN HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                           ($ in thousands)

                                                           DECEMBER 31,
                                                           ------------
                                                         1996        1995
                                                        --------  --------
                              ASSETS
Current assets:
   Cash and cash equivalents  .......................   $  1,589  $  2,492
   Accounts receivable, net of allowances of
     $4,138 and $2,505, respectively  ...............     37,378    31,880
   Inventories  .....................................     45,693    45,013
   Deposits and other  ..............................     11,360     2,920
                                                        --------  --------
     Total current assets  ..........................     96,020    82,305
Property, plant and equipment, net  .................     34,663    29,173
Intangible assets, net  .............................      7,443       350
Other assets  .......................................      2,148     2,773
                                                        --------  --------

     Total assets  ..................................   $140,274  $114,601
                                                        ========  ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Loans and notes payable  ..........................  $ 29,328  $ 37,849
   Subordinated debt and other to stockholders  ......     1,393    18,453
   Accounts payable  .................................     7,128     5,855
   Accrued expenses  .................................    10,225     9,526
   Current installments of long-term indebtedness  ...     2,541     2,239
                                                        --------  --------
     Total current liabilities  ......................    50,615    73,922

Long-term indebtedness, excluding current
   installments  .....................................    15,085    12,284
Deferred tax liabilities  ............................     5,662       -
Other  ...............................................       963     1,190
                                                        --------  --------
     Total liabilities  ..............................    72,325    87,396
                                                        --------  --------
Stockholders' equity:
   Preferred stock  ..................................       -         -
   Common stock  .....................................     2,070       393
   Additional paid-in capital  .......................    61,503     9,090
   Retained earnings  ................................     4,748    18,462
   Cumulative translation adjustment  ................      (372)     (653)
   Treasury stock, at cost  ..........................       -         (87)
                                                        --------  --------
     Total stockholders' equity  .....................    67,949    27,205
                                                        --------  --------

     Total liabilities and stockholders' equity  .....  $140,274  $114,601
                                                        ========  ========

See accompanying notes to consolidated financial statements.

                 AMSCAN HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  ($ in thousands, except share amounts)

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            --------------------------------
                                              1996        1995        1994
                                              ----        ----        ----
Net sales  .............................. $   192,705 $   167,403 $   132,029
Cost of sales  ..........................     123,913     108,654      86,748
                                          ----------- ----------- -----------
     Gross profit  ......................      68,792      58,749      45,281
                                          ----------- ----------- -----------
Operating expenses:
   Selling  .............................      11,838      12,241      11,309
   General and administrative  ..........      19,266      15,002      14,460
   Art and development  .................       5,173       4,256       2,796
   Non-recurring compensation in
     connection with the IPO ............      15,535         -           -
   Special bonuses  .....................       4,222       2,581       2,200
                                          ----------- ----------- -----------
     Total operating expenses  ..........      56,034      34,080      30,765
                                          ----------- ----------- -----------
     Income from operations  ............      12,758      24,669      14,516
Interest expense, net  ..................       6,691       5,772       3,843
Other expense (income), net  ............         335        (309)         82
                                          ----------- ----------- -----------
Income before income taxes and
   minority interests  ..................       5,732      19,206      10,591
Income taxes  ...........................       1,952         731         464
Minority interests  .....................       1,653       1,041         160
                                          ----------- ----------- -----------
     Net income  ........................   $   2,127 $    17,434 $     9,967
                                          =========== =========== ===========
Pro forma data (unaudited)(note (16)):
     Income before income taxes  .........  $   4,079 $    18,165 $    10,431
     Pro forma income tax expense   ......      1,827       7,403       4,238
                                          ----------- ----------- -----------
        Pro forma net income  ............  $   2,252 $    10,762 $     6,193
                                          =========== =========== ===========
        Pro forma net income used
          for pro forma net income
          per share calculation  .........  $  12,010
                                          ===========
        Pro forma net income per
          share  .........................  $    0.60
                                          ===========
        Pro forma weighted average
          common shares outstanding  ....  19,856,731
                                          ===========
Supplemental pro forma data
  (unaudited) (note (16)):
     Supplemental pro forma
       net income  ......................  $   15,918
                                          ===========
     Supplemental pro forma net
       income per share  ................  $     0.77
                                          ===========
     Supplemental pro forma weighted
        average common shares
        outstanding  ....................  20,698,076
                                          ===========
See accompanying notes to consolidated financial statements.

                  AMSCAN HOLDINGS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           For the Years Ended December 31, 1996, 1995 and 1994
                           ($ in thousands)


                                                                     Cumulative
                                  Common     Additional    Retained  Translation  Treasury
                                  STOCK   PAID-IN CAPITAL  EARNINGS  ADJUSTMENT    STOCK        TOTAL
                                  ------  ---------------  --------  -----------  --------      -------
Balance, December 31, 1993        $  393      $ 9,090      $ 9,520    $  (420)     $ (87)       $18,496

Net income                            -           -          9,967         -          -           9,967
Subchapter S and other                -           -         (7,450)        -          -          (7,450)
Net change in cumulative
   translation adjustment             -           -             -        (193)        -            (193)
                                  ------      -------      --------     ------     -------      -------

Balance, December 31, 1994           393        9,090       12,037       (613)       (87)        20,820

Net income                            -           -         17,434         -          -          17,434
Subchapter S and other                -           -        (11,009)        -          -         (11,009)
Net change in cumulative
   translation adjustment             -           -             -         (40)        -             (40)
                                  ------      -------      --------     ------     -------      -------

Balance, December 31, 1995           393        9,090       18,462       (653)       (87)        27,205

Net income                            -           -          2,127         -          -           2,127
Net adjustment for exchange
    of shares issued in the
    Organization                   1,123       (1,210)         -           -          87             -
Subchapter S and other                -        (7,583)     (15,841)        -          -         (23,424)
Net proceeds from IPO                400       42,940          -           -          -          43,340
Shares issued to officer              66        7,854          -           -          -           7,920
Shares issued for acquisition         63        7,437          -           -          -           7,500
Contribution to ESOP and
    stock bonuses                     25        2,975          -           -          -           3,000
Net change in cumulative
   translation adjustment             -           -            -          281         -             281
                                  ------      -------      -------      ------     -------      -------

Balance, December 31, 1996       $ 2,070     $ 61,503     $  4,748    $  (372)    $  -        $  67,949
                                  ======      =======      =======      ======     =======      =======

See accompanying notes to consolidated financial statements.

                AMSCAN HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                         ($ in thousands)


                                            FOR THE YEARS ENDED DECEMBER 31,
                                            --------------------------------
                                            1996         1995         1994
                                            ----         ----         ----
Cash flows from operating activities:
   Net income  ...........................  $   2,127   $ 17,434   $  9,967
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
       Stock compensation expenses in
         connection with the IPO .........     10,920         -         -
       Depreciation and amortization .....      5,137       4,332     3,672
       Loss (gain) on disposal of
         property and equipment ..........        660          (5)       35
       Provision for doubtful accounts ...      2,350       1,581     2,676
       Changes in operating assets and
         liabilities, net of acquisitions:
         Accounts receivable  ............     (7,848)     (9,614)   (5,041)
         Inventories .....................       (680)    (10,548)   (5,682)
         Deposits and other, net .........     (3,048)       (101)     (155)
         Other assets ....................        683      (1,172)   (1,265)
         Accounts payable and accrued
           expenses ......................      1,972       2,814       912
                                              -------     -------    ------
            Net cash provided by
              operating activities .......     12,273       4,721     5,119
                                              -------     -------    ------

Cash flows from investing activities:
   Capital expenditures ..................    (7,613)      (4,522)   (7,392)
   Proceeds from disposal of
     property and equipment ..............       -              9        98
                                              -------     -------    ------

            Net cash used in investing
              activities .................    (7,613)      (4,513)   (7,294)
                                              -------     -------    ------

Cash flows from financing activities:
   Net proceeds from IPO .................    43,340          -         -
   Proceeds from loans, notes payable
     and long-term indebtedness ..........     3,273       42,311     6,324
   Repayment of loans, notes payable
     and long-term indebtedness ..........   (11,968)     (32,313)   (2,434)
   Proceeds from loans, notes payable
     and subordinated indebtedness
     to Principal Stockholder ...........        -          4,000     6,316
   Repayment of loans, notes payable
     and subordinated indebtedness
     to Principal Stockholder ...........    (17,179)      (2,842)      -
   Subchapter S distributions and other .    (23,424)     (11,009)   (7,450)
                                              -------     -------    ------

            Net cash (used in) provided
              by financing activities ...     (5,958)         147     2,756
                                              -------     -------    ------

   Effect of exchange rate changes
     on cash ............................        395          (92)      270
                                              -------     -------    ------

            Net increase (decrease)
              in cash and cash
              equivalents ...............       (903)         263       851
Cash and cash equivalents at
  beginning of year .....................      2,492        2,229     1,378
                                              -------     -------    ------

Cash and cash equivalents at
  end of year ...........................  $   1,589     $  2,492   $ 2,229
                                              =======     =======    ======

Supplemental disclosures of cash
  flow information:
Cash paid during the period for:
    Interest ............................  $   7,826     $  4,486   $ 4,025
    Taxes ...............................  $   1,085     $    601   $   112



See accompanying notes to consolidated financial statements.

                 AMSCAN HOLDINGS, INC. AND SUBSIDIARIES

                           ($ in thousands)


Supplemental information on noncash activities ($ in thousands):

Capital lease obligations of $3,395 and $648 were incurred in 1996 and 1994 respectively. There were no capital lease obligations incurred in 1995.

In conjunction with the IPO, the Principal Stockholder and certain affiliates of the Principal Stockholder exchanged shares in Amscan Inc. and certain affiliated entities for 15,024,616 and 138,461 shares, respectively, in the Company.

In conjunction with the IPO, the Company entered into an agreement to purchase an additional 50% of Am-Source, Inc. The Am-Source, Inc.
stockholders exchanged all of their outstanding capital stock for 624,999 shares of the Company's stock valued at $7.5 million.

In conjunction with the IPO, the Company incurred stock compensation expense of $7,920 for the issuance of stock to an officer and $3,000 for the establishment of the ESOP for the benefit of the Company's domestic employees and the payment of stock bonuses to certain of such employees.



See accompanying notes to consolidated financial statements.

                 AMSCAN HOLDINGS, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996


(1)  ORGANIZATION AND DESCRIPTION OF BUSINESS
     Amscan Holdings, Inc. ("Amscan Holdings") was incorporated on October 3, 1996 for the purpose of becoming the holding company for Amscan Inc. and certain affiliated entities in connection with an initial public offering of common stock ("IPO") involving the sale of 4,000,000 shares of its common stock at $12.00 per share. The IPO was completed on December 18, 1996 pursuant to which the principal stockholder (the "Principal Stockholder") and certain affiliates of the Principal Stockholder exchanged shares in Amscan Inc. and certain affiliates for 15,024,616 and 138,461 shares, respectively, in Amscan Holdings (the "Organization") and in the case of the Principal Stockholder, $133,000 in cash. Prior to the IPO, certain subsidiaries of Amscan Holdings were operated as Subchapter S corporations for federal and, where available, for state income tax purposes. In connection with the IPO, such subsidiaries declared a dividend representing distributions of accumulated Subchapter S corporation profits and a return of capital. These amounts were reflected as subordinated debt and repaid from the net proceeds of the IPO.

     Amscan Holdings and its subsidiaries (collectively the "Company") design, manufacture, contract for manufacture and distribute party and novelty goods principally in the United States, Canada and Europe.


BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of Amscan Holdings and its majority-owned subsidiaries (or with respect to less than majority-owned subsidiaries, on the equity basis). In connection with the IPO, there was a transfer of ownership between the former stockholders of Amscan Inc. and certain of its affiliates and Amscan Holdings whereby Amscan Holdings became the holding company for the business conducted by Amscan
Inc. and certain of its affiliates. Such transfer of ownership was accounted for in a manner similar to a pooling of interests and resulted in Amscan Inc., Am-Source, Inc., JCS Realty Corp. and SSY Realty Corp. being taxed as Subchapter C corporations under federal and certain state income tax requirements. All material intercompany balances and transactions have been eliminated in consolidation. For periods prior to December 18, 1996, financial statements are presented on a combined basis. The name, Amscan Holdings' ownership and a brief description of the principal business activity of each consolidated subsidiary is presented below.

                   AMSCAN HOLDINGS, INC. AND SUBSIDIARIES

                           December 31, 1996



SUBSIDIARY                 OWNERSHIP        PRINCIPAL ACTIVITY
----------                 ---------        ------------------

Amscan Inc. ................ 100%           Manufacturer - paper tableware;
                                              and distributor - worldwide
Am-Source, Inc. ............ 100%           Manufacturer - plastic products
Trisar, Inc. ............... 100%           Manufacturer - gift products
Amscan Distributors
  (Canada) Ltd. ............ 100%           Distributor - Canada
Amscan Holdings Limited ....  75%           Distributor - United Kingdom
Amscan (Asia-Pacific)
  Pty. Ltd. ................  85%           Distributor - Australia and Asia
Amscan Partyartikel GmbH ...  95%           Distributor - Germany
Amscan Svenska AB .......... 100%           Distributor - Sweden
Amscan de Mexico,
  S.A. de C.V. .............  50%           Distributor - Mexico
JCS Realty Corp. ........... 100%           Real estate - Canada
SSY Realty Corp. ........... 100%           Real estate - United States


ACQUISITIONS
     In conjunction with the IPO, the Company entered into an agreement to acquire an additional 50% of Am-Source, Inc. The stockholders of Am-Source, Inc. exchanged all of their outstanding capital stock for 624,999 shares of the Company's stock valued at $7,500,000. The acquisition has been accounted for as a purchase and the excess purchase price over the fair value of the net assets acquired of $7,443,000 is being amortized on a straight-line basis over thirty years.

     The results of operations for the acquisition of the 50% balance of Am-Source, Inc. are included in the accompanying financial statements from the date of acquisition. The results of operations for this acquisition for the years ended December 31, 1996, 1995 and 1994 had the acquisition occurred at the beginning of 1994, are not significant.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   CASH EQUIVALENTS
     Highly liquid investments with a maturity of three months or less when purchased are considered to be equivalents.

   INVENTORIES
     Substantially all inventories of the Company are valued at the lower cost or market (principally on the first-in, first-out method.)

                    AMSCAN HOLDINGS, INC. AND SUBSIDIARIES

                           December 31, 1996

   PROPERTY, PLANT, AND EQUIPMENT
     Property, plant and equipment are stated at cost. Machinery and equipment under capital leases are stated at the present value of the minimum lease payments at the inception of the lease.

     Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets. Machinery and equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful life of the asset.

   INTANGIBLE ASSETS
     Intangible assets are comprised of $7,443,000 and $350,000 at December 31, 1996 and 1995 respectively, of goodwill, net of amortization, which represents the excess of the purchase price of acquired companies over the estimated fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over periods ranging from three years to thirty years. Accumulated amortization was $1,050,000 and $ 700,000 as of December 31, 1996 and 1995, respectively.

     The Company adopted Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). Such adoption had no impact on the Company's financial statements. In accordance with SFAS No. 121, the Company systematically reviews the recoverability of its intangible and other long-lived assets by comparing their unamortized carrying value to their related anticipated undiscounted future cash flows. Any impairment related to long-lived assets is measured by reference to the assets' fair market value, and any impairment
related to goodwill is measured against discounted cash flows.    Impairments
are charged to expense when such determination is made.

 REVENUE RECOGNITION
     The Company recognizes revenue from product sales when the goods are shipped to the customers. Product returns and warranty costs are immaterial.

   CATALOGUE COSTS
     The Company expenses costs associated with the production of annual catalogues when incurred.

   ART AND DEVELOPMENT COSTS
     Art and development costs are primarily internal costs that are not easily associated with specific designs which may not reach commercial production. Accordingly, the Company expenses these costs as incurred.

   INCOME TAXES
     Prior to the IPO, Amscan Inc., Am-Source, Inc., JCS Realty Corp. and SSY Realty Corp. were operated as Subchapter S corporations for federal income and, where available, for state income tax purposes. As a result, these corporations did not record or pay any federal or state income taxes except in states which do not recognize Subchapter S corporation status.

                AMSCAN HOLDINGS, INC. AND SUBSIDIARIES

                         December 31, 1996

     Since December 18, 1996, the Company has been taxed as a Subchapter C corporation, and as a result, the Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under the asset and liability method of SFAS 109, certain income and expense items are reported differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities and operating loss and tax credit carryforwards applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the judgment of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NON-RECURRING COMPENSATION EXPENSES
     In conjunction with the IPO, the Company has recorded non-recurring compensation expenses of $15,535,000 in 1996 related to stock and cash payments of $12,535,000 to certain executives in connection with the termination of prior employment agreements and $3,000,000 for the establishment of an ESOP for the benefit of the Company's domestic employees and the payment of stock bonuses to certain of such employees.

   STOCK-BASED COMPENSATION
     The Company has accounted for the distribution of stock and for the issuance of stock options under its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"). As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.
Alternatively, SFAS No. 123 allows entities to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see note
(10)).

   FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION
     Realized foreign currency exchange gains or losses, which result from the settlement of receivables or payables in currencies other than U.S. dollars, are credited or charged to operations. Unrealized gains or losses on foreign currency exchanges are insignificant.

     The balance sheets of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect on the balance sheet date. The results of operations of foreign subsidiaries are translated into U.S. dollars at the average exchange rates effective for the periods presented. The differences from historical exchange rates are reflected as a separate component of stockholders' equity.

                 AMSCAN HOLDINGS, INC. AND SUBSIDIARIES

                         December 31, 1996

   CONCENTRATION OF CREDIT RISK
     While the Company's customers are geographically disbursed throughout North America, South America, Europe, Asia and Australia, there is a concentration of sales made to and accounts receivable from the stores which operate in the party superstore channel of distribution. At December 31, 1996 and 1995, the Company's two largest customers, with approximately 185 stores, accounted for 21.7% and 12%, respectively, of consolidated accounts receivable. For the years ended December 31, 1996, 1995 and 1994, sales to the Company's two largest customers represented 21.5%, 17% and 10%, respectively, of consolidated net sales. Of such amount, sales to the Company's largest customer represented 14.5%, 11% and 8%, respectively. No other group or combination of customers subjected the Company to a concentration of credit risk.

RECLASSIFICATIONS
     In connection with the preparation of the accompanying financial statements, the Company has classified printing plates purchased from third party vendors as property, plant and equipment. Previously, the Company classified such printing plates that are used in the Company's manufacturing process as other assets. Prior balances of property, plant and equipment and other assets have been reclassified accordingly.

     Certain other amounts in prior financial statements have been reclassified to conform to the current year presentation.

   USE OF ESTIMATES
     Management has made estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(3)  INVENTORIES

       Inventories at December 31, 1996 and 1995 consisted of the following ($ in thousands):

                                                1996             1995
                                              -------          -------
Finished goods  ............................. $42,127          $42,125
Raw materials  ..............................   3,863            2,277
Work-in process  ............................   1,388            1,839
                                              -------          -------
                                               47,378           46,241
Less:  reserve for slow moving
  and obsolete inventory  ...................  (1,685)          (1,228)
                                              -------          -------
                                              $45,693          $45,013
                                              =======          =======

                 AMSCAN HOLDINGS, INC. AND SUBSIDIARIES

                          December 31, 1996


(4)  PROPERTY, PLANT AND EQUIPMENT

       Major classifications of property, plant and equipment at December 31, 1996 and 1995 consisted of the following ($ in thousands):

                                                            ESTIMATED
                                       1996        1995    USEFUL LIVES
                                       ----        ----    ------------
Machinery and equipment  ........... $ 31,621  $ 25,530        3-15
Buildings  .........................   10,153     9,524       31-40
Data processing equipment  .........    9,259     6,123        5
Leasehold improvements  ............    3,449     4,784       25
Furniture and fixtures  ............    3,071     2,370       10
Land  ..............................    1,917     1,917        -
                                      -------   -------
                                       59,470    50,248
Less:  accumulated depreciation
   and amortization ................  (24,807)  (21,075)
                                      -------   -------
                                    $  34,663 $  29,173
                                      =======   =======

         Depreciation and amortization expense was $4,787,000, $3,982,000 and $3,322,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

 (5)  LOANS AND NOTES PAYABLE
       The Company has entered into a revolving credit agreement with several banks which expires on September 20, 2000. Amounts available for borrowing under this agreement, subject to asset availability and other restrictions, are as follows ($ in thousands):

     September 20, 1996 - September 19, 1997  ..................  $55,000
     September 20, 1997 - September 20, 2000  ..................  $60,000

     Such revolving credit agreement is collateralized by a first lien on certain of the assets of the Company. The revolving credit agreement provides for interest on the borrowings to be based on either a prime borrowing rate or LIBOR plus 0.875%, whichever is lower. Additionally, the revolving credit agreement requires the Company to comply with certain covenants including the maintenance of financial ratios, as defined. At December 31, 1996, the Company was in compliance with all such covenants.

                  AMSCAN HOLDINGS, INC. AND SUBSIDIARIES

                         December 31, 1996


     Loans and notes payable outstanding at December 31, 1996 and 1995 consisted of the following ($ in thousands):

                                                           1996       1995
                                                           ----       ----
     Revolving credit line with interest at
        LIBOR plus 0.875% (6.75% and 6.41%,
        at December 31, 1996 and 1995,
        respectively)  ................................  $ 5,000    $35,000
     Revolving credit line with interest at
       the prime rate (8.25% and 8.5%, at
       December 31, 1996 and 1995, respectively)  .....   23,950      2,060
     Revolving credit line denominated in
       Canadian Dollars with interest at
       the Canadian prime rate (4.75% at
       December 31, 1996)  ............................      378        -
     Revolving credit line denominated in
       British Pounds Sterling with interest
       at the U.K. Base rate plus 2% (8.5% at
       December 31, 1995)  ...........................        -         789
                                                         -------    -------
                                                         $29,328    $37,849
                                                         =======    =======

     The weighted average interest rates on loans and notes payable outstanding at December 31, 1996 and 1995 were 7.95% and 6.57%, respectively.

     The Company is currently involved in three interest rate swap transactions covering $25,000,000 of its outstanding obligation under the revolving credit agreement. The transactions fix the interest rates as indicated below and entitles the Company to settle with the counterparty on a quarterly basis, the product of the notional amount times the amount, if any, by which the ninety day LIBOR exceeds the fixed rate. Net payments to the counterparty under the swap agreements for the years ended December 31, 1996, 1995 and 1994, which have been recorded as additional interest expense, were as follows ($ in thousands):


                                                         ADDITIONAL INTEREST
                                                              EXPENSE
                           NOTIONAL                      ------------------
DATE OF CONTRACT            AMOUNT   TERM    FIXED RATE   1996  1995  1994
----------------           --------  ----    ----------   ----  ----  ----
September 28, 1994  ...... $ 5,000  10 years   7.945%     $122  $ 94  $ 34
May 12, 1995  ............ $10,000   5 years   6.590%      105    42    -
July 20, 1995  ........... $10,000  10 years   6.750%      122    38    -
                                                          ----  ----  ----
                                                          $349  $174  $ 34
                                                          ====  ====  ====

                  AMSCAN HOLDINGS, INC. AND SUBSIDIARIES

                          December 31, 1996

(6)  LONG-TERM INDEBTEDNESS

       Long-term indebtedness at December 31, 1996 and 1995 consisted of the following ($ in thousands):

                                                1996          1995
                                                ----          ----
Mortgage obligations(a)  ................... $  6,654      $  6,956
Term loans(b)  .............................    5,778         5,152
Capital lease obligations(c)  ..............    5,194         2,415
                                               ------        ------
      Total long-term indebtedness  ........   17,626        14,523
Less:  current installments  ...............   (2,541)       (2,239)
                                               ------        ------
Long-term indebtedness, excluding
  current installments  ...................  $ 15,085      $ 12,284
                                               ======        ======


(a) The Company has mortgage obligations payable to financial institutions relating to certain distribution facilities due through September 13, 2004. The mortgages are collateralized by specific real estate assets of the Company and carry interest rates ranging from the Canadian prime rate plus 0.5% (5.25% and 8.0% as of December 31, 1996 and 1995, respectively) to 8.51%. At December 31, 1996 and 1995, $2,100,000 and $1,800,000 of
    mortgage obligations, respectively, are denominated in Canadian dollars.

(b) The Company has various term loans payable to financial institutions due through April 1, 2002. The loans are collateralized by specific assets of the Company and carry interest rates which range from 8.01% to 9.5%.

(c) The Company has entered into various capital leases for machinery and equipment with implicit interest rates ranging from 4.71% to prime rate plus 1.0% (9.25% at December 31, 1996) which extend to 2003.


      At December 31, 1996, principal maturities of long-term indebtedness consisted of the following ($ in thousands):

                                                      CAPITAL
                                       MORTGAGES       LEASE
                                       AND LOANS     OBLIGATIONS    TOTAL
                                       ---------     -----------    -----
   1997  .............................  $ 1,682        $1,139      $ 2,821
   1998  .............................    1,741         1,243        2,984
   1999  .............................    1,718         1,176        2,894
   2000  .............................    1,682         1,136        2,818
   2001  .............................    1,682         1,281        2,963
   Thereafter  .......................    3,927           147        4,074
                                         ------         -----       ------
                                         12,432         6,122       18,554
   Amount representing interest  .....       -           (928)        (928)
                                         ------         -----       ------
   Long-term indebtedness  ...........  $12,432        $5,194      $17,626
                                         ======         =====       ======

                    AMSCAN HOLDINGS, INC. AND SUBSIDIARIES

                            December 31, 1996

 (7)  DUE TO PRINCIPAL STOCKHOLDER

     At December 31, 1996 and 1995, the Company owed the Principal Stockholder $1,274,000 and $16,000,000, respectively, under a subordinated note with interest payable monthly. This note is subject to a subordination agreement among the Principal Stockholder, Amscan Inc., and the lenders involved with the revolving credit agreement as discussed in note (5). Interest is the prime rate plus 0.5% (8.75% and 9% at December 31, 1996 and 1995, respectively).

     Prior to the IPO, certain subsidiaries of the Company declared a dividend representing distributions of accumulated Subchapter S profits of $15,841,000 and a return of capital of $7,583,000. These amounts and nearly all of the previous balances of subordinated debt were repaid from the net proceeds of the IPO. A waiver was obtained from the banks for the repayment of these amounts due to the Principal Stockholder.

     Further, the Company had unsecured current loans payable to the Principal Stockholder aggregating $2,453,000 at December 31, 1995 at interest rates ranging from 7% to 12%. The loans had different forms of collateral but were generally subordinated to the credit facility discussed in note (5). During 1996, these amounts were converted to subordinated debt.

 (8)  EMPLOYEE BENEFIT PLANS

     Certain subsidiaries of the Company maintain a profit-sharing plan for all eligible employees providing for annual discretionary contributions to a trust. As of January 1, 1995, the plan required the subsidiaries to match 25% to 50% of the first 6% of an employee's annual salary contributed to the plan. Benefit expense for the years ended December 31, 1996, 1995 and 1994 totaled $731,000, $558,000 and $548,000, respectively.

     In connection with the IPO, the Company established the Employee Stock Ownership Plan (the "ESOP") for the benefit of its domestic employees and authorized the payments of stock bonuses to certain of such employees. There was a special one-time issuance of 250,000 shares of common stock of the Company, valued at $1,898,000 for the establishment of the ESOP and $1,102,000 for payment of stock bonuses.

(9)  SPECIAL BONUSES

     During the periods presented, Amscan Inc. had employment agreements with certain key executives and senior managers which provided for these individuals to receive annual bonuses based upon the pre-tax income of Amscan, Inc. and certain of its affiliates. These bonuses, which amounted to approximately 18% to 20% of pre-tax income, are reflected in the Consolidated Statements of Operations in the caption "Special Bonuses." These individuals will not receive such special bonuses after 1996. At December 31, 1996 and 1995, respectively, $1,584,000 and $2,581,000 were accrued for such bonuses and included in accrued expenses.

                  AMSCAN HOLDINGS, INC. AND SUBSIDIARIES

                          December 31, 1996

 (10)  STOCK OPTION PLAN

    In 1996, the Company adopted a stock option plan (the "Plan") pursuant to which a committee of the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 2,000,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price no less than the stock's fair market value at the date of grant. An option may not be exercised within one year of grant and no option will be exercisable after ten years from the date granted. Participants may exercise approximately 25% of the total number of shares granted in each year subsequent to the year of the grant.

    The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized in connection with the issuance of options under the stock option plan. Had the Company's stock option plan been determined based on the fair value of the options granted at the grant date, the compensation cost for 1996 would not have been material.

    Options were issued in connection with the IPO totaling 425,000 shares of common stock at the initial offering price. It has been assumed that the estimated fair value of the options is amortized on a straight line basis to compensation expense over the vesting period of the grant, which is approximately four years. The estimated fair value of each option on the date of grant is $5.22, using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 25%; risk-free interest rate of 6.43%; and expected lives of 7 years. All options issued were outstanding and none was exercisable as of December 31, 1996.

 (11)  INCOME TAXES

     Prior to the consummation of the IPO, Amscan Inc., Am-Source, Inc., JCS Realty Corp. and SSY Realty Corp. elected to be taxed as Subchapter S corporations under the Internal Revenue Code. Accordingly, these companies were not subject to federal and state income taxes, to the extent that states recognize Subchapter S corporation status. Upon the termination of the Subchapter S corporation status in connection with the IPO, the aforementioned companies became subject to federal and state income taxes. The cumulative effect of such tax status change relating to the recording of deferred taxes as of December 18, 1996 was $786,000 and has been included in the income tax expense for the year ended December 31, 1996.

     A summary of the domestic and foreign pre-tax income for the years ended December 31, 1996, 1995 and 1994 were as follows ($ in thousands):

                       1996           1995            1994
                       ----           ----            ----
  Domestic            $3,137         $17,750         $10,009
                      ======         =======         =======
  Foreign             $2,595         $ 1,456         $   582
                      ======         =======         =======

                 AMSCAN HOLDINGS, INC. AND SUBSIDIARIES

                          December 31, 1996

The provision for income taxes consisted of the following ($ in thousands):

                                          YEARS ENDED DECEMBER 31,
                                     -------------------------------
                                      1996         1995         1994
                                      ----         ----         ----
Current:
  Foreign                            $  992      $   731       $  464
  State                                 212           -            -
                                     ------      -------       ------
      Total current provision         1,204          731          464
                                     ------      -------       ------
Deferred:
  Change in tax status                  786           -            -
  Foreign                               100           -            -
  Federal                              (113)          -            -
  State                                 (25)          -            -
                                     ------      -------       ------
      Total deferred provision          748           -            -
                                     ------      -------       ------

Income tax expense                   $1,952          731          464
                                     ======      =======       ======

    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1996, the deferred assets and liabilities consisted of the following ($ in thousands):

          Current deferred tax assets:
               Provision for doubtful accounts          $1,692
               Accrued liabilities                       1,568
               Inventories                               1,438
               Other                                       175
                                                        ------
                  Current deferred tax assets           $4,873
                                                        ======

          Non-current deferred tax liabilities:
               Property, plant and equipment            $4,484
               Future taxable income resulting from
                 a change in accounting method
                 for tax purposes                          823
               Other                                       355
                                                        ------
                 Non-current deferred tax liabilities   $5,662
                                                        ======

                   AMSCAN HOLDINGS, INC. AND SUBSIDIARIES

                            December 31, 1996


    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

    The difference between the Company's effective tax rate and the federal statutory rate of 35% is reconciled below:

                                         YEARS ENDED DECEMBER 31,
                                         ------------------------
                                         1996      1995      1994
                                         ----      ----      ----
Provision at federal statutory rate       35%       35%       35%
Effect of Subchapter S income not
  subject to federal income taxes        (19.1)    (32.3)    (33.1)
Change in tax status                      13.7       -         -
Other                                      4.5       1.1       2.5
                                         ------    ------    ------
Effective tax rate                        34.1%      3.8%      4.4%
                                         ======    ======    ======


(12)  STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING
     On December 18, 1996, the Company completed the IPO in which it sold 4,000,000 shares of its common stock for $12.00 per share. The proceeds, net of underwriter's discount, fees and expenses, of $ 43,340,000 were used to repay subordinated debt outstanding to stockholders and loans payable to banks.

     At December 31, 1996, the Company's authorized capital stock consisted of 5,000,000 shares of preferred stock, $0.10 par value, of which no shares were issued or outstanding, and 50,000,000 shares of common stock, $0.10 par value, of which 20,698,076 shares were issued and outstanding.

                AMSCAN HOLDINGS, INC. AND SUBSIDIARIES

                         December 31, 1996


(13)  LEASES

    The Company is obligated under various capital leases for certain machinery and equipment which expire on various dates through October 1, 2001 (see also note (6)). At December 31, 1996 and 1995, the amount of machinery and equipment and related accumulated amortization recorded under capital leases and included with property, plant and equipment consisted of the following ($ in thousands):

                                                       1996       1995
                                                       ----       ----
    Machinery and equipment  ......................   $6,452     $3,174
    Less:  accumulated amortization  ..............   (1,042)      (564)
                                                      -------    -------
                                                      $5,410     $2,610
                                                      =======    =======

    Amortization of assets held under capitalized leases is included with depreciation expense.

    The Company has several noncancelable operating leases with unaffiliated third parties, primarily for office and manufacturing space, showrooms, and warehouse equipment that expire over the next eight years. These leases generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance.

    At December 31, 1996, the Company also had noncancelable operating leases with the Principal Stockholder and real estate entities owned either directly or indirectly by the Principal Stockholder ("Unconsolidated Affiliates") for warehouse and office space that expire over the next five years. Rent due to Unconsolidated Affiliates represents future commitments associated with property leased by the Company from the Principal Stockholder or such entities owned directly or indirectly by the Principal Stockholder.

                AMSCAN HOLDINGS, INC. AND SUBSIDIARIES

                        December 31, 1996


    At December 31, 1996 future minimum lease payments under all operating leases consisted of the following ($ in thousands):

                                        THIRD   UNCONSOLIDATED
                                        PARTIES   AFFILIATES      TOTAL
                                        ------- --------------    ------
    1997  ........................    $  3,831     $ 2,246      $  6,077
    1998  ........................       3,883       2,309         6,192
    1999  ........................       2,713       2,374         5,087
    2000  ........................       1,908       1,239         3,147
    2001  ........................       1,908         167         2,075
    2002 - 2006  .................       6,184          -          6,184
    2007 - 2011  .................       4,631          -          4,631
    2012 - 2016  .................       4,325          -          4,325
    Thereafter  ..................         505                       505
                                      --------     -------       -------
                                      $ 29,888     $ 8,335       $38,223
                                      ========     =======       =======


    Rent expense for the years ended December 31, 1996, 1995 and 1994 was $5,300,000, $2,547,000 and $2,245,000, respectively, of which $2,134,000,
$936,000 and $893,000, respectively, related to leases with Unconsolidated Affiliates.

    On April 5, 1996, the Company entered into an operating lease agreement with a third party whereby the Company may lease up to $11,000,000 of machinery and equipment. The agreement provides for equal monthly payments over 12 years, including renewal options. In connection with this agreement, the Company has entered into commitments for equipment with a fair value of approximately $10,800,000 as of December 31, 1996. Assuming the entire lease facility is utilized, future minimum lease payments will be increased as follows ($ in thousands):

                  1997                     $ 1,305
                  1998                       1,305
                  1999                       1,305
                  2000                       1,305
                  2001                       1,305
                  Thereafter                 9,135
                                           -------
                                           $15,660
                                           =======

(14)  SEGMENT INFORMATION

   INDUSTRY SEGMENTS

    The Company operates in one industry segment which involves the design, manufacture, contract for manufacture and distribution of party and novelty goods.

                  AMSCAN HOLDINGS, INC. AND SUBSIDIARIES

                          December 31, 1996

   GEOGRAPHIC SEGMENTS

    The Company's export sales, other than those intercompany sales reported below as sales between geographic areas, are not material. Sales between geographic areas primarily consist of sales of finished goods for distribution in the foreign markets.

    The Company's geographic area data for each of the three fiscal years ended December 31, 1996, 1995 and 1994 were as follows ($ in thousands):

                                          DOMESTIC     FOREIGN     ELIMINATIONS      CONSOLIDATED
                                          --------     -------     ------------      ------------
1996
Sales to unaffiliated customers  ........ $168,165     $24,540                         $192,705
Sales between geographic areas  .........    8,643         116      $ (8,759)              -
                                          --------     -------      ---------          --------
Net sales  .............................. $176,808     $24,656      $ (8,759)          $192,705
                                          ========     =======      =========          ========

Income from operations  ................. $ 10,643     $ 2,115                         $ 12,758
                                          ========     =======
Interest expense, net  ..................                                                 6,691
Other expense, net  .....................                                                   335
                                                                                       --------
Income before income taxes and
  minority interests  ...................                                              $  5,732
                                                                                       ========

Identifiable assets  .................... $120,029     $12,802                         $132,831
                                          ========     =======
Goodwill  ...............................                                                 7,443
                                                                                       --------
Total assets  ...........................                                              $140,274
                                                                                       ========


                                          DOMESTIC     FOREIGN     ELIMINATIONS      CONSOLIDATED
                                          --------     -------     ------------      ------------
1995
Sales to unaffiliated customers  ........ $146,198     $21,205                         $167,403
Sales between geographic areas  .........    8,508          60      $ (8,568)              -
                                          --------     -------      ---------          --------
Net sales  .............................. $154,706     $21,265      $ (8,568)          $167,403
                                          ========     =======      =========          ========

Income from operations  ................. $ 22,782     $ 1,887                         $ 24,669
                                          ========     =======
Interest income, net  ...................                                                 5,772
Other income, net  ......................                                                  (309)
                                                                                       --------
Income before income taxes
  and minority interests  ...............                                              $ 19,206
                                                                                       ========

Identifiable assets  .................... $ 99,123     $15,478                         $114,601
                                          ========     =======                         ========

                  AMSCAN HOLDINGS, INC. AND SUBSIDIARIES

                        December 31, 1996


                                          DOMESTIC     FOREIGN     ELIMINATIONS      CONSOLIDATED
                                          --------     -------     ------------      ------------
1994
Sales to unaffiliated customers  ........ $115,196     $16,833                         $132,029
Sales between geographic areas  .........    5,645          89      $ (5,734)              -
                                          --------     -------      ---------          --------
Net sales  .............................. $120,841     $16,922      $ (5,734)          $132,029
                                          ========     =======      =========          ========

Income from operations  ................. $ 13,468     $ 1,048                         $ 14,516
                                          ========     =======
Interest expense, net  ..................                                                 3,843
Other expense, net  .....................                                                    82
                                                                                       --------
Income before income taxes
  and minority interests  ...............                                              $ 10,591
                                                                                       ========

Identifiable assets  .................... $ 80,117     $13,767                         $ 93,884
                                          ========     =======                         ========

(15)  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts for cash and cash equivalents, accounts receivables, deposits and other current assets, loans and notes payable, accounts payable, accrued expenses (non derivatives) and other current liabilities approximates fair value at December 31, 1996 because of the short term maturity of those instruments or their variable rate of interest.

    The carrying amounts for long term debt approximates fair value at December 31, 1996. Fair value has been estimated by discounting the future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity.

    The fair value of interest rate swaps is the estimated amount that the bank would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties. Termination of the swap agreements at December 31, 1996 would require the Company to pay the bank $719,500.

 (16)  PRO FORMA DATA AND SUPPLEMENTAL PRO FORMA DATA (UNAUDITED)

    Pro forma net income for the years ended December 31, 1996, 1995 and 1994 give effect to pro forma income tax provisions at statutory rates (40.5%) assuming Amscan Inc., Am-Source, Inc., JCS Realty Corp. and SSY Realty Corp. had not elected Subchapter S corporation status for those periods.

                  AMSCAN HOLDINGS, INC. AND SUBSIDIARIES

                         December 31, 1996


    For purposes of the pro forma net income per share of $0.60 for the year ended December 31, 1996, net income has been adjusted to give effect to (i) the reduction in compensation expenses ($14,173,000) paid to an officer assuming the officer was a stockholder as of the beginning of the period presented, (ii) the reduction in interest expense related to bank debt and subordinated indebtedness due to the Principal Stockholder assuming such debt was repaid from the net proceeds of the IPO as of the beginning of the period presented ($2,228,000), and (iii) additional pro forma income taxes calculated at 40.5% assuming Amscan Inc., Am-Source, Inc., JCS Realty Corp. and SSY Realty Corp. had not elected Subchapter S corporation status ($6,518,000).

    The supplemental pro forma net income per share of $0.77 for the year ended December 31, 1996 gives effect to (i) reductions in compensation expense ($16,757,000) related to certain terminated employment agreements and compensation payments associated with the termination of such agreements, (ii) the reduction in compensation expense ($3,000,000) related to the establishment of the ESOP and payment of stock bonuses, (iii) the amortization of goodwill ($250,000) and elimination of minority interest related to the 50% acquisition of Am-Source, Inc. ($1,403,000) as if it were acquired at the beginning of the period presented, (iv) the reduction of interest expense ($2,228,000) related to the repayment of bank indebtedness and subordinated indebtedness due to the Principal Stockholder from net proceeds of the IPO, as if it occurred at the beginning of the period presented, and (v) the tax effects of these adjustments at statutory rates (40.5%) assuming Amscan Inc., Am-Source, Inc., JCS Realty Corp. and SSY Realty Corp. had not elected Subchapter S corporation status ($9,347,000).

   PRO FORMA WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     In accordance with the provisions of SAB 83, the pro forma weighted average common shares outstanding represents the historical weighted average common shares outstanding adjusted for the shares issued in connection with the exchange of shares in the Organization, the IPO shares and other shares issued in contemplation of the IPO to have been outstanding as if the transactions occurred at the beginning of the period presented.

   SUPPLEMENTAL PRO FORMA WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     Supplemental pro forma weighted average common shares outstanding represents the pro forma weighted average common shares outstanding adjusted for the shares issued in connection with the establishment of the ESOP, payment of stock bonuses, and acquisition of the additional 50% of Am-Source, Inc. as if the transactions occurred at the beginning of the period presented.

(17)  SUBSEQUENT EVENT

    On January 8, 1997, an additional 422,400 shares of common stock were sold at $12.00 per share to cover the over-allotments as provided for in the underwriting agreements between the Company and the underwriters associated with the IPO. The proceeds, net of underwriter's discount, fees and expenses, of $4,588,984 were used to repay borrowings outstanding to banks.

               AMSCAN HOLDINGS, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS
            Years Ended December 31, 1996, 1995, and 1994
                        ($ in thousands)

                                  Beginning                            Ending
                                  Balance     Write-offs   Additions   Balance
                                  ---------   ----------   ---------   -------
Allowance for Doubtful
Accounts:
  For the year ended:
    December 31, 1994 ..........  $1,104      $1,855       $2,676      $1,925
    December 31, 1995 ..........   1,925       1,001        1,581       2,505
    December 31, 1996 ..........   2,505         717        2,350       4,138


                                  Beginning                            Ending
                                  Balance     Write-offs   Additions   Balance
                                  ---------   ----------   ---------   -------
Inventory Reserves
  For the year ended:
    December 31, 1994 ..........  $  609      $  375       $  600      $  834
    December 31, 1995 ..........     834         406          800       1,228
    December 31, 1996 ..........   1,228         731        1,188       1,685