Form 10-Q
period 1997-03-31
AMSCAN HOLDINGS INC
filed 1997-05-15
CIK 1024729

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                            F O R M   10 - Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 1997


[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number     000-21827
                         -------------


                         AMSCAN HOLDINGS, INC.
         (Exact name of registrant as specified in its charter)

 Delaware                                              13-3911462
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                Number)

         80 Grasslands Road
         Elmsford, New York                              10523
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:       (914) 345-2020


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


    Yes  X     No
        ---       ---


Number of shares of the registrant's Common Stock, par value $0.10 per share,
outstanding as of May 12, 1997:    21,120,476

                         AMSCAN HOLDINGS, INC.
                              FORM 10-Q

                            MARCH 31, 1997

                          TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                         PAGE

ITEM 1    FINANCIAL STATEMENTS  (UNAUDITED)

          CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1997
          AND DECEMBER 31, 1996                                            3

          CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE
          MONTHS ENDED MARCH 31, 1997 AND 1996                             4

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
          FOR THE THREE MONTHS ENDED MARCH 31, 1997                        5

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
          THREE MONTHS ENDED MARCH 31, 1997 AND 1996                       6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       7

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                             10

PART II   OTHER INFORMATION

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                                14

SIGNATURES................................................................15

                            AMSCAN HOLDINGS, INC.
                         CONSOLIDATED BALANCE SHEETS


                                                  MARCH 31,      DECEMBER 31,
                                                    1997             1996
                                                 ----------      ------------
                                                 (UNAUDITED)        (NOTE)
             ASSETS                                    (IN THOUSANDS)
Cash and cash equivalents                      $   2,118          $  1,589
Accounts receivable, net of allowances            50,814            37,378
Inventories                                       39,951            45,693
Deposits and other current assets                  8,393            11,360
                                                 -------            ------
     Total current assets                        101,276            96,020
Property, plant and equipment, net                35,534            34,663
Intangible assets, net                             7,380             7,443
Other assets                                       2,577             2,148
                                                 -------           -------
     Total assets                               $146,767          $140,274
                                                 =======           =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Loans and notes payable                         $ 25,483          $ 29,328
Subordinated and other indebtedness due
  to stockholders                                  1,236             1,393
Accounts payable                                   5,287             7,128
Accrued expenses                                   8,352             9,403
Income taxes payable                               4,279               822
Current portion of long-term obligations           2,567             2,541
                                                 -------           -------
     Total current liabilities                    47,204            50,615
Long-term obligations, excluding current
  portion                                         14,958            15,085
Deferred tax liabilities                           5,586             5,662
Other                                              1,038               963
                                                 -------           -------
      Total liabilities                           68,786            72,325

Stockholders' equity:
Preferred Stock ($0.10 par value; 5,000,000
  shares authorized; none issued and
  outstanding)                                        -                 -
Common Stock ($0.10 par value; 50,000,000
  shares authorized; 21,120,476 and
  20,698,076 shares issued and outstanding,
  respectively)                                    2,112             2,070
Additional paid-in capital                        66,000            61,503
Retained earnings                                 10,050             4,748
Foreign currency translation adjustment             (181)             (372)
                                                 -------           -------
      Total stockholders' equity                  77,981            67,949
                                                 -------           -------
      Total liabilities and stockholders'
        equity                                  $146,767          $140,274
                                                 =======           =======

Note: The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date.


      See accompanying notes to consolidated financial statements.

                        AMSCAN HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                             (UNAUDITED)

                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                             1997               1996
                                           --------           --------
                                     (In thousands, except per share amounts)

Sales, net                                $ 53,176           $ 47,258
Cost of sales                               34,410             30,403
                                           -------             ------
   Gross profit                             18,766             16,855
Operating expenses:
   Selling                                   3,099              2,973
   General and administrative                4,364              3,994
   Art and development                       1,274              1,202
   Special bonuses                              -               1,100
                                           -------             ------
     Total operating expenses                8,737              9,269
                                           -------             ------
     Income from operations                 10,029              7,586
Interest expense, net                          984              1,480
Other income, net                              (27)              (172)
                                           -------             ------
  Income before income taxes and
    minority interests                       9,072              6,278
Income taxes                                 3,728                219
Minority interests                              42                266
                                           -------             ------
     Net income                           $  5,302            $ 5,793
                                           =======             ======
Pro forma data (Note 6):
  Income before income taxes                                  $ 6,012
  Pro forma income tax expense                                  2,484
                                                               ------
  Pro forma net income                                        $ 3,528
                                                               ======

  Net income per share                    $   0.25
                                           =======

  Weighted average common shares
     outstanding                       21,082,929
                                       ==========


See accompanying notes to consolidated financial statements.

                          AMSCAN HOLDINGS, INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1997
                               (UNAUDITED)

                                                                                    FOREIGN
                                                    ADDITIONAL                      CURRENCY
                                        COMMON       PAID-IN        RETAINED        TRANSLATION
                                        STOCK        CAPITAL        EARNINGS        ADJUSTMENT       TOTAL
                                        ------      ----------      --------        -----------      -----
                                                                 (IN THOUSANDS)
Balance as of December 31, 1996         $2,070      $61,503         $ 4,748          $(372)         $67,949
Net income                                   -            -           5,302              -            5,302
Net proceeds from sale of Common
  Stock (Note 3)                            42        4,497               -              -            4,539
Net change in translation adjustment         -            -               -            191              191
                                        ------      -------         -------          ------         -------
Balance as of March 31, 1997            $2,112      $66,000         $10,050          $(181)         $77,981
                                       =======      =======         =======          ======         =======

See accompanying notes to consolidated financial statements.

                             AMCAN HOLDINGS, INC.
                      CONSOLIDATED CASH FLOW STATEMENTS
                               (UNAUDITED)

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                1997               1996
                                               ------             ------
                                                     (in thousands)

Cash flows from operating activities:
  Net income                                   $  5,302        $  5,793
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization               1,484           1,248
      Provision for doubtful accounts               327              85
      Changes in operating assets and
        liabilities:
          Increase in accounts receivable       (13,767)        (11,527)
          Decrease (increase) in inventories      5,742          (2,237)
          Decrease (increase) in deposits
            and other current assets              2,967          (3,343)
          Increase in accounts payable,
            accrued expenses and income
            taxes payable                           565           2,880
          Other, net                               (448)         (1,179)
                                               ---------       ---------
            Net cash provided by (used in)
              operating activities                2,172          (8,280)

Cash flows from investing activities:
  Capital expenditures                           (2,283)           (988)
                                               ---------       ---------
    Net cash used in investing activities        (2,283)           (988)

Cash flows from financing activities:
  Net proceeds from sale of Common Stock          4,539               -
  Proceeds from loans, notes payable and
    long-term obligations                           825          10,052
  Repayment of loans, notes payable and
    long-term obligations                        (4,830)           (669)
  Proceeds from subordinated and other
    indebtedness due to stockholders                  -              25
  Repayment of subordinated and other
    indebtedness due to stockholders               (157)           (802)
  Subchapter S and other distributions                -            (151)
                                               ---------       ---------
            Net cash provided by financing
              activities                            377           8,455

Effect of exchange rate changes on cash and
  cash equivalents                                  263              84
                                               ---------       ---------
Net increase (decrease) in cash and cash
  equivalents                                       529            (729)
Cash and cash equivalents at beginning
  of period                                       1,589           2,492
                                               ---------       ---------
Cash and cash equivalents at end of period       $2,118          $1,763
                                               =========       =========

SUPPLEMENTAL DISCLOSURE:
  Interest paid                                  $1,019          $1,746
  Taxes paid                                     $  532          $  185

Supplemental information on non-cash activities (dollars in thousands):

Capital lease obligations of $59 were incurred during the three months ended March 31, 1997. There were no capital lease obligations incurred for the three months ended March 31, 1996.

See accompanying notes to consolidated financial statements.

                         AMSCAN HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)


NOTE 1:  ORGANIZATION AND DESCRIPTION OF BUSINESS

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


NOTE 2:  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Amscan Holdings and its majority-owned subsidiaries (or with respect to less than majority- owned subsidiaries, on the equity basis). In connection with the IPO, there was a transfer of ownership between the former stockholders of Amscan Inc. and certain of its affiliates and Amscan Holdings whereby Amscan Holdings became the holding company for the business conducted by Amscan Inc. and certain of its affiliates. Such transfer of ownership was accounted for in a manner similar to a pooling of interests and resulted in Amscan Inc., Am-Source, Inc., JCS Realty Corp. and SSY Realty Corp. being taxed as Subchapter C corporations under federal and certain state income tax requirements. For the period prior to December 18, 1996, financial statements are presented on a combined basis. Certain reclassifications have been made to conform to the current year's presentation.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The results of operations may be affected by seasonal factors such as the timing of holidays or industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the financial statements and footnotes thereto included in the Amscan Holdings, Inc. annual report on Form 10-K for the year ended December 31, 1996.

                         AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           (UNAUDITED)


NOTE 3:  COMMON STOCK

     On January 8, 1997, an additional 422,400 shares of the Company's Common Stock were sold at $12.00 per share to cover the over-allotment option as provided for in the underwriting agreement between the Company and the underwriters associated with the IPO. The proceeds, net of underwriters' discount, fees and expenses, of $4,538,984 were used to repay borrowings outstanding to banks.


NOTE 4:  INVENTORIES

     Inventories consisted of the following:


                                                  MARCH 31,     DECEMBER 31,
                                                    1997            1996
                                                  ---------     ------------
                                                      (IN THOUSANDS)
Finished goods                                    $37,646         $42,127
Raw materials                                       2,378           3,863
Work-in-process                                     1,448           1,388
                                                  -------         -------
                                                   41,472          47,378
Less:  reserve for slow moving and obsolete
       inventory                                   (1,521)         (1,685)
                                                  -------         -------
                                                  $39,951         $45,693
                                                  =======         =======

     Substantially all inventories are valued at the lower of cost, determined on a first in - first out basis, or market.


NOTE 5:  NET INCOME PER COMMON SHARE

     Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period.


NOTE 6:  INCOME TAXES

     The consolidated income tax provision for the three months ended March 31, 1997 was determined based upon an estimate of the Company's consolidated effective income tax rates for the year ending December 31, 1997. The differences between the consolidated effective income tax rate and the U.S. Federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations.

     The amounts shown as income taxes for the three months ended March 31, 1996 consisted principally of foreign taxes.

                         AMSCAN HOLDINGS, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                              (UNAUDITED)


     Pro forma net income for the three months ended March 31, 1996 gives effect to pro forma income tax provisions at an estimated effective tax rate (40.5%) assuming Amscan Inc., Am- Source, Inc., JCS Realty Corp., and SSY Realty Corp. had not elected Subchapter S corporation status for those periods.

ITEM 2 .   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
PERCENTAGE OF NET SALES
                                              THREE MONTHS ENDED MARCH  31,
                                              -----------------------------
                                                1997                1996
                                               ------              ------
Net sales                                      100.0%              100.0%
Cost of sales                                   64.7                64.3
                                               ------              ------
   Gross profit                                 35.3                35.7
Operating expenses:
Selling                                          5.8                 6.3
General and administrative                       8.2                 8.5
Art and development                              2.4                 2.5
Special bonuses                                   -                  2.3
                                               ------              ------
Total operating expenses                        16.4                19.6
                                               ------              ------
   Income from operations                       18.9                16.1
Interest expense, net                            1.9                 3.1
Other income, net                               (0.1)               (0.4)
                                               ------              ------
   Income before income taxes
     and minority interests                     17.1                13.4
Income taxes                                     7.0                 0.5
Minority interests                               0.1                 0.6
                                               ------              ------
   Net income                                   10.0%               12.3%
                                               ======              ======


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31,
1996

   NET SALES

     Net sales for the three months ended March 31, 1997 were $53.2 million, an increase of 12.5% over the three months ended March 31, 1996 for which net sales were $47.3 million. Increased sales to national accounts, principally party superstores, accounted for the majority of the increase. Also, contributing to this sales increase was the impact of the Company's marketing strategy of continually offering new products as well as new designs and themes for existing products.

   GROSS PROFIT

     Gross profit increased $1.9 million for the three months ended March 31, 1997 compared to the same period in 1996. However, gross profit decreased as a percentage of sales from 35.7% to 35.3% due to start-up costs associated with the addition of a new distribution facility and increases in manufacturing capacity.

   SELLING EXPENSES

     Selling expenses of $3.1 million for the three months ended March 31, 1997 were comparable to those of the corresponding quarter in 1996. Selling expenses decreased as a percentage of net sales from 6.3% to 5.8%, primarily due to the Company's ability to increase sales to its party superstore customers while not significantly increasing its sales costs associated with those accounts.

   GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses of $4.4 million increased $0.4 million for the three months ended March 31, 1997 as compared to the corresponding period in 1996. This increase is principally attributable to an increase in the provision for bad debts of $0.3 million or 0.6% of net sales. Also contributing to this increase are additional personnel costs of $0.1 million or 0.2% of net sales and increased occupancy costs of $0.1 million or 0.2% of net sales related to the Company's new corporate offices, which are partially offset by non-recurring corporate office relocation costs incurred in the first quarter of 1996 of $0.1 million or 0.2% of net sales. As a percentage of net sales, general and administrative expenses decreased from 8.5% to 8.2% principally due to the previously mentioned increase in sales.

   ART AND DEVELOPMENT COSTS

     Art and development costs of $1.3 million for the three months ended March 31, 1997 were comparable to those for the three months ended March 31, 1996.
As a percentage of net sales, art and development costs decreased slightly from 2.5% to 2.4%. In 1996, the Company significantly expanded its creative and new product development staff and internal development capabilities. The continued investment in art and development expenditures in 1997 reflects the Company's strategy to remain a leader in product quality and development.

   SPECIAL BONUSES

     The employment agreements which gave rise to special bonuses during the first quarter of 1996 were substantially modified at the time of the IPO in December 1996 to eliminate future special bonus payments. Such bonuses, which were based entirely upon the pre-tax income of Amscan Inc. and certain affiliates, were $1.1 million for the three months ended March 31, 1996.

   INTEREST EXPENSE, NET

     Interest expense, net decreased by $0.5 million to $1.0 million for the three months ended March 31, 1997, as the net proceeds received from the issuance of Common Stock in December 1996 and January 1997 in connection with the IPO were used to reduce indebtedness under the Company's line of credit and to repay subordinated debt.

   INCOME TAXES

     Income taxes were $3.7 million for the three months ended March 31, 1997. Prior to the IPO, Amscan Inc., Am-Source, Inc., JCS Realty Corp. and SSY Realty Corp. were taxed as Subchapter S corporations for federal income tax and, where available, for state income tax purposes. Accordingly, these entities were not subject to federal and state income taxes except in states which do not recognize Subchapter S corporation status. In connection with the IPO, the aforementioned companies, became subject to federal and state income taxes.
The amounts shown as income taxes for the three months ended March 31, 1996 consisted principally of foreign taxes.

   MINORITY INTERESTS

     Minority interests represent the portion of income of the Company's subsidiaries attributable to equity ownership not held by Amscan Holdings, Inc. In addition to the minority interests of certain foreign entities, the amounts for the three months ended March 31, 1996 include a 50% minority interest in Am-Source, Inc. On December 18, 1996, the Company acquired the minority interest in Am-Source, Inc. not previously owned.

LIQUIDITY AND CAPITAL RESOURCES

     Management believes that the Company's working capital requirements will be met for at least the next 12 months by cash flow from operations and borrowings under its line of credit.

     At March 31, 1997, the Company has a revolving line of credit with several banks which provides the Company with a $55.0 million credit line based upon the eligible assets of the Company. The amount available under this facility will increase to $60.0 million on September 20, 1997. The facility expires on September 20, 2000. The Company and its subsidiaries on a consolidated basis are also subject to financial covenants which require them to maintain a certain threshold tangible net worth, limit capital expenditures and require the Company and its subsidiaries to maintain certain financial ratios. The Company is not currently in default in respect of any of these restrictive covenants or financial ratios. The Company may seek to enter into new arrangements to replace this revolving credit facility which might include both term debt and revolving credit.


     Net cash provided by operating activities increased by $10.5 million to $2.2 million for the three months ended March 31, 1997 compared to the same period in 1996 as a result of lower levels of inventories and deposits and other, partially offset by decreases in accounts payable and accrued expenses. Net cash used in investing activities of $2.3 million for the three months ended March 31, 1997 consisted solely of capital expenditures and increased by $1.3 million from the same period in 1996. Net cash provided by financing activities decreased by $8.1 million to $0.4 million for the three months ended March 31, 1997 as the net proceeds of $4.5 million received from the sale of the Company's Common Stock to cover the exercise of the underwriters' over-allotment option was substantially offset by the repayment of bank and subordinated indebtedness and a lower level of borrowings.

     Accounts receivable, net increased $13.4 million to $50.8 million on March 31, 1997 from $37.4 million on December 31, 1996. This increase is due to increased sales and extended terms given to customers in association with new promotions.

     Inventories decreased $5.7 million to $40.0 million on March 31, 1997 from $45.7 million on December 31, 1996 due to shipments of "everyday" goods to customers. Inventory is built-up towards the end of the year in preparation of the new "everyday" line. Improved management of inventory levels has also contributed to the decrease in inventory levels.

     Deposits and other current assets decreased $3.0 million to $8.4 million on March 31, 1997 from December 31, 1996, principally the result of a net reduction in deposits related to various operating leases for manufacturing and warehouse equipment as well as office equipment and computer software.

     Property, plant and equipment, net increased $0.9 million to $35.5 million on March 31, 1997 from $34.7 million on December 31, 1996. This increase is primarily due to manufacturing and warehouse equipment acquired, partially offset by depreciation.

     Loans and notes payable decreased $3.8 million and Common Stock and additional paid-in capital increased by $4.5 million from December 31, 1996 to March 31, 1997 as net proceeds from the sale of the Company's Common Stock to cover the exercise of the underwriters' over-allotment option were used principally to repay bank indebtedness.

     Income taxes payable increased $3.5 million to $4.3 million on March 31, 1997 from December 31, 1996. This increase is primarily due to the change in tax status. In connection with the IPO on December 18, 1996, Amscan Inc., Am-Source, Inc., JCS Realty Corp. and SSY Realty Corp. terminated their Subchapter S corporation status and, accordingly, are subject to federal and state income taxes.

     Third party financings for the three months ended March 31, 1997 consisted primarily of borrowings under credit and long-term loans secured by machinery and equipment. The Company used $4.5 million of the cash in the first quarter of 1997 to fund its working capital needs, which consisted primarily of increases in accounts receivable, partially offset by decreases in inventories and deposits and other.

     Management believes that there is adequate capacity to support its operations for at least the next 12 months. As of March 31, 1997, the Company did not have material commitments for capital expenditures other than for machinery and equipment which will be leased under the operating lease entered into in 1996.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 - Earnings per Share, effective for interim and annual periods ending after December 15, 1997. The Company does not believe that the impact of SFAS 128 will have a significant impact on its earnings per share calculation.

     Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.


"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements contained in this report, and in particular in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," statements in other filings with the Securities and Exchange Commission and statements in other public documents of the Company may be forward looking and are subject to a variety of risks and uncertainties. Many factors could cause actual results to differ materially from these statements. These factors include, but are not limited to, (1) the concentration of sales by the Company to party goods superstores where the reduction of purchases by a small number of customers could materially reduce the Company's sales and profitability, (2) the concentration of the Company's credit risk in the party goods superstores which are generally privately held and have expanded rapidly in recent years, (3) the failure by the Company to anticipate tastes and preferences of party goods retailers and consumers, (4) the introduction of new products by the Company's competitors, (5) the inability of the Company to increase prices to recover fully future increases in raw material prices, especially increases in paper prices, (6) the loss of key employees (including John A. Svenningsen, the Company's Chairman and Chief Executive Officer, who has been undergoing treatment for lymphoma) and (7) other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission. In addition, the Company is subject to the effects of changes in general business conditions.

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

PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits


            EXHIBIT
            NUMBER                      DESCRIPTION

             10 1996 Stock Option Plan for Key Employees, as amended to April 1, 1997


             27   Financial Data Schedule



         (b)  Reports on Form 8 - K


              No reports on Form 8 - K were filed during the quarter for which this report is being filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               AMSCAN HOLDINGS, INC.


                               By: /s/ James M. Harrison
                                  ---------------------------------
                                  James M. Harrison
                                  Chief Financial Officer
                                  (on behalf of the registrant and as
Date:  May 13, 1997               principal financial and accounting
                                  officer)