Form 10-Q
period 1997-06-30
AMSCAN HOLDINGS INC
filed 1997-08-14
CIK 1024729

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                             F O R M   10 - Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1997


[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission file number       000-21827
                       ---------------------


                             AMSCAN HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                 13-3911462
(State or other jurisdiction of         (I.R.S. Employer Identification
incorporation or organization)                        Number)


            80 Grasslands Road
            Elmsford, New York                       10523
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


    Yes    X     No
        -----       -----


Number of shares of the registrant's Common Stock, par value $0.10 per share, outstanding as of August 8, 1997: 21,098,785

                           AMSCAN HOLDINGS, INC.
                                FORM 10-Q

                              June 30, 1997

                            Table of Contents


  PART I.  FINANCIAL INFORMATION                                         PAGE

  Item 1.  Financial Statements  (Unaudited)

           Consolidated Balance Sheets at June 30, 1997
           and December 31, 1996..........................................3

           Consolidated Statements of Income for the Three
           and Six Month Periods Ended June 30, 1997 and 1996.............4

           Consolidated Statement of Stockholders' Equity
           for the Six Months Ended June 30, 1997.........................5

           Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1997 and 1996........................6

           Notes to Consolidated Financial Statements.....................7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................10


  PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders............14

  Item 5. Other Information..............................................14

  Item 6. Exhibits and Reports on Form 8-K...............................15

  Signatures.............................................................16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                           AMSCAN HOLDINGS, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                  June 30,      December 31,
                                                    1997           1996
                                                 ----------     ------------
                                                 (Unaudited)      (Note)
                                                        (In thousands)
          ASSETS

Cash and cash equivalents  ....................  $    1,251     $    1,589
Accounts receivable, net of allowances  .......      46,650         37,378
Inventories  ..................................      43,065         45,693
Deposits and other current assets  ............      10,504         11,360
                                                  ---------      ---------
  Total current assets  .......................     101,470         96,020
Property, plant and equipment, net  ...........      35,512         34,663
Intangible assets, net  .......................       7,445          7,443
Other assets  .................................       2,391          2,148
                                                  ---------      ---------
  Total assets  ...............................  $  146,818       $140,274
                                                  =========      =========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Loans and notes payable  ......................  $    8,624     $   29,328
Subordinated and other indebtedness due to
  stockholders  ...............................       1,193          1,393
Accounts payable  .............................       7,992          7,128
Accrued expenses  .............................       5,944          9,403
Income taxes payable  .........................       1,955            822
Current portion of long-term obligations  .....       5,591          2,541
                                                  ---------      ---------
  Total current liabilities  ..................      31,299         50,615
Long-term obligations, excluding current
  portion  ....................................      26,218         15,085
Deferred tax liabilities  .....................       5,585          5,662
Other  ........................................         995            963
                                                  ---------      ---------
  Total liabilities  ..........................      64,097         72,325

Stockholders' equity:
Preferred Stock ($0.10 par value; 5,000,000
  shares authorized; none issued and
  outstanding)  ...............................           -              -
Common Stock ($0.10 par value; 50,000,000
  shares authorized; 21,120,476 and
  20,698,076 shares issued, respectively)  ....       2,112          2,070
Additional paid-in capital ....................      66,000         61,503
Retained earnings  ............................      15,026          4,748
Foreign currency translation adjustment  ......        (127)          (372)
Treasury stock, at cost (21,691 shares)  ......        (290)             -
                                                  ---------      ---------
  Total stockholders' equity  .................      82,721         67,949
                                                  ---------      ---------
  Total liabilities and stockholders'
    equity  ...................................    $146,818       $140,274
                                                  =========      =========


Note: The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date.


       See accompanying notes.

                           AMSCAN HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)


                                             THREE MONTHS      SIX MONTHS
                                          ENDED JUNE 30,      ENDED JUNE 30,
                                          1997     1996       1997     1996
                                         (In thousands, except per share data)

Net sales  ..........................   $49,225  $45,714    $102,401  $92,972
Cost of sales  ......................    31,554   28,187      65,964   58,590
                                     ----------  -------  ----------  -------
  Gross profit  .....................    17,671   17,527      36,437   34,382

Operating expenses:
  Selling expenses  .................     3,127    2,963       6,226    5,936
  General and administrative
    expenses  .......................     3,945    4,753       8,309    8,747
  Art and development costs  ........     1,293    1,248       2,567    2,450
  Special bonuses  ..................         -    1,000           -    2,100
                                      ----------  -------  ----------  -------
   Total operating expenses  .......      8,365    9,964      17,102   19,233
                                     ----------  -------  ----------  -------

    Income from operations  .........     9,306    7,563      19,335   15,149

Interest expense, net  ..............       882    1,604       1,866    3,084
Other (income) expense, net  ........       (12)      29         (39)    (143)
                                     ----------  -------  ----------  -------

  Income before income taxes and
    minority interests  .............     8,436    5,930      17,508   12,208

Income taxes  .......................     3,417      251       7,145      470
Minority interests  .................        43      559          85      825
                                     ----------  -------  ----------  -------
  Net income  .......................   $ 4,976  $ 5,120    $ 10,278  $10,913
                                     ==========  =======  ==========  =======

  Net income per common share  ......   $  0.24             $   0.49
                                     ==========           ==========

  Weighted average common and
    common equivalent shares
    used in computation  ........... 21,109,511           21,096,294
                                     ==========           ==========

Pro forma data (Note 6):
  Income before income taxes  .......           $  5,371             $ 11,383
  Pro forma income tax expense  .....              2,253                4,737
                                                 -------              -------
 Pro forma net income  .............           $   3,118             $  6,646
                                                 =======              =======


      See accompanying notes.

                             AMSCAN HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     For the Six Months Ended June 30, 1997
                                    (Unaudited)

                                                                       Foreign
                                                Additional             Currency
                                    Common       Paid-in    Retained   Translation    Treasury
                                    Stock        Capital    Earnings   Adjustment     Stock       Total
                                   --------     ----------  --------   -----------    --------    -----
                                                               (In thousands)
Balance as of December 31, 1996    $  2,070      $ 61,503  $   4,748   $    (372)    $      -   $ 67,949
Net income                                -             -     10,278           -            -     10,278
Net proceeds from sale of Common
   Stock  (Note 3)                       42         4,497          -           -            -      4,539
Payments to acquire treasury stock        -             -          -           -         (290)      (290)
Net change in translation adjustment      -             -          -         245            -        245
                                   --------      --------  ---------   ---------     ---------  ---------
Balance as of June 30, 1997        $  2,112      $ 66,000  $  15,026   $    (127)    $   (290)  $ 82,721
                                   ========      ========  =========   =========     =========  =========


See accompanying notes.

                            AMSCAN HOLDINGS, INC.
                      CONSOLIDATED CASH FLOW STATEMENTS
                                  (Unaudited)

                                                   Six Months Ended June 30,
                                                      1997           1996
                                                        (In thousands)
Cash flows from operating activities:
  Net income                                       $10,278         $10,913
  Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
    Depreciation and amortization                   2,990            2,271
    Provision for doubtful accounts                   577              237
    Changes in operating assets and liabilities:
      Increase in accounts receivable              (9,843)          (6,948)
      Decrease (increase) in inventories            2,628           (4,461)
      Decrease (increase) in deposits and
       other current assets                           856           (8,700)
      (Decrease) increase in accounts
        payable, accrued expenses and
        income taxes payable                       (1,462)             259
    Other, net                                       (456)          (1,771)
                                                  --------         --------
      Net cash provided by (used in) operating
        activities                                  5,568           (8,200)

Cash flows from investing activities:
  Capital expenditures                             (3,711)          (2,371)
                                                  --------         --------
    Net cash used in investing activities          (3,711)          (2,371)

Cash flows from financing activities:
  Net proceeds from sale of Common Stock            4,539                -
  Proceeds from loans, notes payable and
    long-term obligations                          15,632           11,943
  Repayment of loans, notes payable and
    long-term obligations                         (22,165)          (1,423)
  Proceeds from subordinated and other
    indebtedness due to stockholders                    -            1,355
  Repayment of subordinated and other
    indebtedness due to stockholders                 (200)            (148)
  Subchapter S and other distributions                  -             (306)
  Payments to acquire treasury stock                 (290)               -
                                                  --------         --------
    Net cash (used in) provided by
      financing activities                         (2,484)          11,421

Effect of exchange rate changes on cash
  and cash equivalents                                289              136
                                                  --------         --------
Net (decrease) increase in cash and cash
  equivalents                                        (338)             986
Cash and cash equivalents at beginning
  of period                                         1,589            2,492
                                                  --------         --------
Cash and cash equivalents at end of period       $  1,251         $  3,478
                                                  ========         ========

SUPPLEMENTAL DISCLOSURE:
  Interest paid                                  $  1,799         $  2,569
  Taxes paid                                     $  6,189         $    427

  Supplemental information on non-cash
    activities (dollars in thousands):

  Capital lease obligations of $59 and $429 were incurred during the six months ended June 30, 1997 and 1996, respectively.


  See accompanying notes.

                             AMSCAN HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1:  ORGANIZATION AND DESCRIPTION OF BUSINESS

      Amscan Holdings, Inc. ("Amscan Holdings") was incorporated on October 3, 1996 for the purpose of becoming the holding company for Amscan Inc. and certain affiliated entities (the "Affiliated Group"). An initial public offering of 4,000,000 shares of the Company's Common Stock at $12.00 per share (the "IPO") was completed on December 18, 1996 pursuant to which the principal stockholder (the "Principal Stockholder") and certain affiliates of the Principal Stockholder exchanged shares in the Affiliated Group for 15,024,616 and 138,461 shares, respectively, in Amscan Holdings (the "Organization") and in the case of the Principal Stockholder, $133,000 in cash. Prior to the IPO, certain members of the Affiliated Group were operated as Subchapter S corporations for federal and, where available, state income tax purposes. In connection with the IPO, such members declared dividends representing distributions of accumulated Subchapter S corporation profits and a return of capital. These amounts were reflected as subordinated debt and repaid from the net proceeds of the IPO.

      Amscan Holdings and its subsidiaries (collectively the "Company") design, manufacture, contract for manufacture and distribute party and novelty goods principally in the United States, Canada and Europe.


NOTE 2:  BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Amscan Holdings and its majority-owned subsidiaries. Investments in less than majority-owned subsidiaries are accounted for on an equity basis. As a result of the transfer of ownership between the former stockholders of the Affiliated Group and Amscan Holdings, certain members of the Affiliated Group terminated their Subchapter S election on December 18, 1996 and are being taxed as Subchapter C corporations under federal and certain state income tax requirements. Such transfer of ownership was accounted for in a manner similar to a pooling of interests. For the period prior to December 18, 1996, financial statements are presented on a combined basis. Certain reclassifications have been made to conform to the current year's presentation.

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods each ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The results of operations may be affected by seasonal factors such as the timing of holidays or industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the financial statements and footnotes thereto included in the Amscan Holdings annual report on Form 10-K for the year ended December 31, 1996.


NOTE 3:  COMMON STOCK

      On January 8, 1997, an additional 422,400 shares of the Company's Common Stock were sold at $12.00 per share to cover the over-allotment option as provided for in the underwriting agreement between the Company and the underwriters associated with the IPO. The proceeds, net of underwriters' discount, fees and expenses, of $4,538,984 were used to repay outstanding bank borrowings.

                             AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (Unaudited)


Note 4:  Inventories

         Inventories consisted of the following:


                                          June 30,      December 31,
                                            1997            1996
                                               (In  thousands)

 Finished goods                          $ 39,799        $ 42,127
 Raw materials                              3,541           3,863
 Work-in-process                            1,504           1,388
                                         --------        --------
                                           44,844          47,378
 Less:  reserve for slow moving and
   obsolete inventory                      (1,779)         (1,685)
                                         --------        --------
                                         $ 43,065        $ 45,693
                                         ========        ========

Substantially all inventories are valued at the lower of cost, determined on a first in - first out basis, or market.


NOTE 5:  NET INCOME PER COMMON SHARE

      Net income per common share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during each period, including the common stock equivalent of dilutive stock options.


NOTE 6:  INCOME TAXES

      The consolidated income tax provision for the six months ended June 30, 1997 was determined based upon an estimate of the Company's consolidated effective income tax rates for the year ending December 31, 1997. The differences between the consolidated effective income tax rate and the U.S. Federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations.

      The amounts shown as income taxes for the six months ended June 30, 1996 consisted principally of foreign income taxes.

      Pro forma net income for the three and six months ended June 30, 1996 gives effect to pro forma income tax provisions at an estimated effective tax rate (40.5%) assuming members of the Affiliated Group had not elected Subchapter S corporation status for those periods.


NOTE 7:  BORROWINGS

      On May 19, 1997, the Company entered into a $15 million term loan arrangement with a bank. The loan is unsecured, bears interest currently at LIBOR plus 0.30% (6.02% at June 30, 1997), and requires quarterly principal payments through June 30, 2002. The interest rate is determined annually based on the Company's financial position. Additionally, the new arrangement requires the Company to comply with certain covenants including the maintenance of financial ratios. At June 30, 1997, the Company was in compliance with all such covenants.

      During the second quarter of 1997, the Company terminated its $55 million committed revolving credit facility with several banks and subsequently entered into uncommitted facilities with various banks which provide the Company with borrowing capacity of $35 million. Borrowings under uncommitted facilities are typically short-term and bear interest at prevailing market rates as established by the banks. At June 30, 1997, $7.7 million was outstanding under such facilities, bearing interest at 6.60%.

NOTE 8:  SUBSEQUENT EVENTS

      On July 7, 1997, a customer accounting for approximately 2% of the Company's consolidated sales for the six months ended June 30, 1997 and the year ended December 31, 1996, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. According to publicly available documents, the customer is currently operating as a debtor-in-possession and plans to reorganize pursuant to the Bankruptcy Code. The Company does not believe the potential loss of the customer will have a material adverse effect on the Company's future results of operations or its financial condition.

      On August 10, 1997, Amscan Holdings and Confetti Acquisition, Inc. ("Confetti"), a newly formed Delaware corporation affiliated with GS Capital Partners II, L.P. ("GSCP"), a private investment fund managed by Goldman, Sachs & Co., entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for a recapitalization of Amscan Holdings in which Confetti will be merged with and into Amscan Holdings ("Merger"), with Amscan Holdings as the surviving corporation. Pursuant to the Merger Agreement, each share of Amscan Holdings Common Stock will, at the election of each of Amscan Holdings public stockholders, be exchanged for either (i) $16.50 in cash or (ii) $9.33 in cash plus a retained interest in Amscan Holdings equal to one share of Amscan Holdings Common Stock for every 150,000 shares elected (the "Mixed Consideration Option"), with fractional shares paid in cash.

      It is expected that following the Merger, GSCP will own approximately 83% of the then outstanding shares of Amscan Holdings Common Stock, Amscan Holdings management will own approximately 7%, and the Estate of John A. Svenningsen (the "Estate"), which currently owns approximately 72% of Amscan Holdings, will own almost 10%. The Merger, which is expected to be consummated in the fourth quarter of 1997, is subject to the approval of Amscan Holdings stockholders, the availability of contemplated financing, Confetti's satisfaction that the Merger will be recorded as a recapitalization for financial reporting purposes, the expiration of antitrust waiting periods and certain other customary conditions.

     The Merger is expected to be financed with an equity contribution of approximately $67.5 million (including contributions of Amscan Holdings Common Stock by certain employee stockholders and including issuances of restricted stock), $130 million from a senior debt facility and $110 million from the issuance of senior subordinated debt. GSCP has received a commitment from Goldman Sachs Credit Partners L.P. with respect to the senior debt facility and a highly confident letter from Goldman, Sachs &
Co. with respect to the senior subordinated debt.

      In connection with the Merger, Confetti has entered into a Voting Agreement (the "Voting Agreement") with the Estate and Christine Svenningsen, the wife of John A. Svenningsen and the executrix of the Estate, pursuant to which they have, among other things, (i) agreed to vote all their shares of Amscan Holdings Common Stock in favor of the Merger and against certain competing transactions, and to elect the Mixed Consideration Option in the Merger with respect to all such shares, (ii) agreed not to sell or transfer any of their shares of Amscan Holdings Common Stock prior to the effective time or termination of the Voting Agreement, and (iii) granted Confetti an irrevocable option to acquire their shares at a price of $9.83 per share exercisable within 90 days after termination of the Merger Agreement (other than a termination upon mutual consent or a termination by Amscan Holdings based on an actual material breach by Confetti of its obligations under the Merger Agreement). In the event that Confetti exercises its option under the Voting Agreement, it will be required to make a cash tender offer for the remaining shares of Amscan Holdings Common Stock not held by it at a price of $16.50 per share. At a meeting held on August 10, 1997, the Amscan Holdings Board of Directors approved the Merger Agreement and the Voting Agreement and approved Confetti becoming an "interested stockholder" within the meaning of Section 203 of the General Corporation Law of the State of Delaware.

ITEM 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

PERCENTAGE OF NET SALES

                                                 THREE MONTHS ENDED JUNE 30,
                                                   1997             1996
                                                 -------          -------
Net sales                                         100.0%           100.0%
Cost of sales                                      64.1             61.7
                                                 -------          -------
   Gross profit                                    35.9             38.3
Operating expenses:
Selling                                             6.4              6.5
General and administrative                          8.0             10.4
Art and development                                 2.6              2.7
Special bonuses                                       -              2.2
                                                 -------          -------
Total operating expenses                           17.0             21.8
                                                 -------          -------
   Income from operations                          18.9             16.5
Interest expense, net                               1.8              3.5
Other (income) expense, net                           -              0.1
                                                 -------          -------
   Income before income taxes
      and minority interests                       17.1             12.9
Income taxes                                        6.9              0.5
Minority interests                                  0.1              1.2
                                                 -------          -------
   Net income                                      10.1%            11.2%
                                                 =======          =======

      Net sales for the three months ended June 30, 1997 totaled $49.2 million, an increase of 7.7% over the three months ended June 30, 1996 for which net sales totaled $45.7 million. Sales to national accounts, principally party superstores, accounted for the majority of the second quarter sales growth.

      Gross profit of $17.7 million for the three months ended June 30, 1997 increased slightly as compared to the same period in 1996. As anticipated, gross profit decreased as a percentage of net sales to 35.9% from 38.3% as a result of an increase in manufacturing capacity and the addition of a new distribution facility which created near-term excess capacity.

      Selling expenses of $3.1 million for the three months ended June 30, 1997 were comparable to those of the corresponding quarter in 1996. Selling expenses decreased to 6.4% of net sales from 6.5%, primarily due to the Company's ability to increase sales to its party superstore customers while not significantly increasing its sales costs associated with those accounts.

      General and administrative expenses of $3.9 million for the three months ended June 30, 1997 decreased by $0.8 million as compared to the corresponding period in 1996. The decrease is primarily attributable to non-recurring costs incurred in the second quarter of 1996 associated with a move to new corporate offices and additional personnel costs including relocation and recruitment costs. As a percentage of net sales, general and administrative expenses decreased to 8.0% from 10.4% principally due to the previously mentioned increase in net sales and lowered expenses.

      Art and development costs of $1.3 million for the three months ended June 30, 1997 were slightly higher than those for the three months ended June 30, 1996 as the Company maintains its strategy to be a leader in product quality and design. As a percentage of net sales, art and development costs decreased slightly to 2.6% from 2.7%.

      The employment agreements which gave rise to special bonuses during the second quarter of 1996 were substantially modified at the time of the Company's initial public offering ("IPO") in December 1996 to eliminate future special bonus payments. Such bonuses, which were based entirely upon the pre-tax income of Amscan Inc. and certain affiliates, were $1.0 million or 2.2% of net sales for the three months ended June 30, 1996.

      Interest expense, net decreased by $0.7 million to $0.9 million for the three months ended June 30, 1997, as the net proceeds received from the issuance of Common Stock in December 1996 and January 1997 in connection with the IPO were used to reduce indebtedness under the Company's line of credit and to repay subordinated debt.

      Income taxes were $3.4 million for the three months ended June 30, 1997. Prior to the IPO, Amscan Inc., Am-Source, Inc., JCS Realty Corp. and SSY Realty Corp. were taxed as Subchapter S corporations for federal income tax and, where available, for state income tax purposes. Accordingly, these entities were not subject to federal and state income taxes except in states which do not recognize Subchapter S corporation status. In connection with the IPO, the aforementioned companies became subject to federal and state income taxes. The amounts shown as income taxes for the three months ended June 30, 1996 consisted principally of foreign taxes.

      Minority interests represent the portion of income of the Company's subsidiaries attributable to equity ownership not held by the Company. The minority interests for the three months ended June 30, 1996 reflects a 50% minority interest in Am-Source, Inc. which was subsequently acquired by Amscan Holdings on December 18, 1996.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

PERCENTAGE OF NET SALES

                                                 SIX MONTHS ENDED JUNE 30,
                                                   1997             1996
                                                 -------          -------
Net sales                                         100.0%           100.0%
Cost of sales                                      64.4             63.0
                                                 -------          -------
   Gross profit                                    35.6             37.0
Operating expenses:
Selling                                             6.1              6.4
General and administrative                          8.1              9.4
Art and development                                 2.5              2.6
Special bonuses                                       -              2.3
                                                 -------          -------
Total operating expenses                           16.7             20.7
                                                 -------          -------
   Income from operations                          18.9             16.3
Interest expense, net                               1.8              3.3
Other income, net                                     -             (0.1)
                                                 -------          -------
   Income before income taxes
      and minority interests                       17.1             13.1
Income taxes                                        7.0              0.5
Minority interests                                  0.1              0.9
                                                 -------          -------
   Net income                                      10.0%            11.7%
                                                 =======          =======

      Net sales for the six months ended June 30, 1997 were $102.4 million, an increase of 10.1% over the six months ended June 30, 1996 for which net sales were $93.0 million. Sales to national accounts, principally party superstores, accounted for the majority of the sales growth. Also contributing to this sales increase was the impact of the Company's marketing strategy of continually offering new products as well as new designs and themes for existing products.

      Gross profit increased $2.1 million for the six months ended June 30, 1997 compared to the same period in 1996. However, gross profit decreased as a percentage of net sales to 35.6% from 37.0% as a result of an increase in manufacturing capacity and the addition of a new distribution facility which created near-term excess capacity.

      Selling expenses of $6.2 million for the six months ended June 30, 1997 were comparable to those of the corresponding period in 1996. Selling expenses decreased as a percentage of net sales to 6.1% from 6.4%, primarily due to the Company's ability to increase sales to its party superstore customers while not significantly increasing its sales costs associated with those accounts.

      General and administrative expenses of $8.3 million decreased $0.4 million for the six months ended June 30, 1997 as compared to the corresponding period in 1996. The decrease is primarily attributable to non-recurring costs incurred in the second quarter of 1996 associated with the move to new corporate offices and additional personnel costs including relocation and recruitment costs, offset by increases in bad debt expense. As a percentage of net sales, general and administrative expenses decreased to 8.1% from 9.4% principally due to the previously mentioned increase in sales and reduced expenses.

      Art and development costs of $2.6 million for the six months ended June 30, 1997 decreased slightly as compared to those of the corresponding period in 1996. As a percentage of net sales, art and development costs decreased slightly to 2.5% from 2.6%. In 1996, the Company significantly expanded its creative and new product development staff and internal development capabilities. The continued investment in art and development expenditures in 1997 reflects the Company's strategy to remain a leader in product quality and development.

      The employment agreements which gave rise to special bonuses during the first six months of 1996 were substantially modified at the time of the IPO in December 1996 to eliminate future special bonus payments. Such bonuses, which were based entirely upon the pre-tax income of Amscan Inc. and certain affiliates, were $2.1 million or 2.3% of net sales for the six months ended June 30, 1996.

      Interest expense, net decreased by $1.2 million to $1.9 million for the six months ended June 30, 1997 over the corresponding period in 1996, as the net proceeds received from the issuance of Common Stock in December 1996 and January 1997 in connection with the IPO were used to reduce indebtedness under the Company's line of credit and to repay subordinated debt.

      Income taxes were $7.1 million for the six months ended June 30, 1997. Prior to the IPO, Amscan Inc., Am-Source, Inc., JCS Realty Corp. and SSY Realty Corp. were taxed as Subchapter S corporations for federal income tax and, where available, for state income tax purposes. Accordingly, these entities were not subject to federal and state income taxes except in states which do not recognize Subchapter S corporation status. In connection with the IPO, the aforementioned companies, became subject to federal and state income taxes.
The amounts shown as income taxes for the six months ended June 30, 1996 consisted principally of foreign taxes.

      Minority interests of $0.1 million and $0.8 million for the six months ended June 30, 1997 and 1996, respectively, represent the portion of income of the Company's subsidiaries attributable to equity ownership not held by the Company. In addition to the minority interests of certain foreign entities, the minority interests for the six months ended June 30, 1996 included a 50% minority interest in Am-Source, Inc. On December 18, 1996, the Company acquired the minority interest in Am-Source, Inc. not previously owned.


LIQUIDITY AND CAPITAL RESOURCES

      On May 19, 1997, the Company entered into a $15 million term loan arrangement with a bank and terminated its existing revolving credit facility, repaying all amounts outstanding thereunder. The new term loan is unsecured and currently bears interest at LIBOR plus 0.30% (6.02% at June 30, 1997). The interest rate is determined annually, based on the Company's financial position. Payments under the new loan arrangement will be made on a quarterly basis through June 30, 2002. Additionally, the new arrangement requires the Company to comply with certain covenants including the maintenance of financial ratios. At June 30, 1997, the Company was in compliance with all such
covenants.   During the second quarter of 1997, the Company also entered into uncommitted lines of credit with various banks. Amounts available for short-term borrowings under these arrangements total $35 million and bear interest at market rates. At June 30, 1997, $7.7 million was outstanding under such facilities, bearing interest at 6.60%.

      Management believes that the Company's working capital requirements for at least the next 12 months will be met by cash flow from operations and from borrowings under its existing credit facilities.

      Net cash provided by operating activities increased by $13.8 million to $5.6 million for the six months ended June 30, 1997 as compared to the same period in 1996 principally as a result of lower levels of inventories and other current assets. Net cash used in investing activities of $3.7 million for the six months ended June 30, 1997 consisted solely of capital expenditures and increased by $1.3 million from the same period in 1996. Net cash used in financing activities increased by $13.9 million to $2.5 million for the six months ended June 30, 1997 as the net proceeds of $4.5 million received from the sale of the Company's Common Stock to cover the exercise of the underwriters' over-allotment option and proceeds under the new loan arrangements were more than offset by the repayment of bank and subordinated indebtedness.

      Accounts receivable, net increased $9.3 million to $46.7 million at June 30, 1997 from $37.4 million at December 31, 1996. This increase is due to seasonality sales and extended terms given to customers in association with new promotions.

      Inventories decreased $2.6 million to $43.1 million at June 30, 1997 from $45.7 million at December 31, 1996 due to improved management of inventory levels. In addition, year-end inventory levels generally increase as the Company produces new "everyday" lines which are shipped in the following year.

      Deposits and other current assets decreased $0.9 million to $10.5 million at June 30, 1997 from December 31, 1996, principally due to a reduction in deposits for the manufacture of equipment to be leased.

      Property, plant and equipment, net increased $0.8 million to $35.5 million at June 30, 1997 from $34.7 million at December 31, 1996. This increase reflects the acquisition of certain manufacturing and warehouse equipment, partially offset by depreciation.

      Loans and notes payable decreased $20.7 million to $8.6 million at June 30, 1997 from December 31, 1996, reflecting the repayment of borrowings under the revolving credit line which was financed by advances under the Company's uncommitted facilities and the new term loan.

      Income taxes payable increased $1.1 million to $2.0 million at June 30, 1997 from December 31, 1996. This increase is primarily due to the change in tax status. In connection with the IPO on December 18, 1996, Amscan Inc., Am-Source, Inc., JCS Realty Corp. and SSY Realty Corp. terminated their Subchapter S corporation status and, accordingly, became subject to federal and state income taxes.

      Third-party long-term financings for the six months ended June 30, 1997 consisted primarily of borrowings under the term loan previously mentioned and long-term loans secured by machinery and equipment.

      Common Stock and additional paid-in capital increased by $4.5 million as a result of the exercise of the underwriters' over-allotment option.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 - Earnings per Share, effective for interim and annual periods ending after December 15, 1997. The Company does not believe that the impact of SFAS 128 will have a significant impact on its earnings per share calculation.

      In June 1997, the FASB issued SFAS No. 130 - Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997 and SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information, effective for interim and annual periods ending after December 15, 1997. The Company will adopt these statements in 1998.

      Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.


"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Certain statements contained in this report, and in particular in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," statements in other filings with the Securities and Exchange Commission and statements in other public documents of the Company may be forward-looking and are subject to a variety of risks and uncertainties. Many factors could cause actual results to differ materially from these statements. These factors include, but are not limited to, (1) the concentration of sales by the Company to party goods superstores where the reduction of purchases by a small number of customers could materially reduce the Company's sales and profitability, (2) the concentration of the Company's credit risk in the party goods superstores which are generally privately held and have expanded rapidly in recent years, (3) the failure by the Company to anticipate tastes and preferences of party goods retailers and consumers, (4) the introduction of new products by the Company's competitors, (5) the inability of the Company to increase prices to recover fully future increases in raw material prices, especially increases in paper prices, (6) the loss of key employees and (7) other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission. In addition, the Company is subject to the effects of changes in general business conditions.

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

PART II.  OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ANNUAL MEETING

At the Annual Meeting of Stockholders held on May 22, 1997, pursuant to the Notice of 1997 Annual Meeting of Stockholders and Related Proxy Statement dated April 25, 1997, the actions were taken as follows:

(1) The election of John Tugwell as a director of the Company to serve for a period of three years expiring at the Annual Meeting of Stockholders to be held in 2000, the result of which voting is as follows:

                                           WITHHOLDING
                  FOR                      AUTHORITY

               19,386,767                     3,070

(2) The approval of the selection of KPMG Peat Marwick LLP as independent certified public accountants for the 1997 fiscal year, the results of which voting is as follows:

                                                             BROKER
      FOR               AGAINST             ABSTAIN         NON-VOTES

   19,376,209            2,800              10,828              -

ITEM 5.     OTHER INFORMATION

      On August 10, 1997, Amscan Holdings, Inc., ("Amscan Holdings") and Confetti Acquisition, Inc. ("Confetti"), a newly formed Delaware corporation affiliated with GS Capital Partners II, L.P. ("GSCP"), a private investment fund managed by Goldman, Sachs & Co., entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for a recapitalization of Amscan Holdings in which Confetti will be merged with and into Amscan Holdings ("Merger"), with Amscan Holdings as the surviving corporation. Pursuant to the Merger Agreement, each share of Amscan Holdings Common Stock will, at the election of each of Amscan Holdings public stockholders, be exchanged for either (i) $16.50 in cash or (ii) $9.33 in cash plus a retained interest in Amscan Holdings equal to one share of Amscan Holdings Common Stock for every 150,000 shares elected (the "Mixed Consideration Option"), with fractional shares paid in cash.

      It is expected that following the Merger, GSCP will own approximately 83% of the then outstanding shares of Amscan Holdings Common Stock, Amscan Holdings management will own approximately 7%, and the Estate of John A. Svenningsen (the "Estate"), which currently owns approximately 72% of Amscan Holdings, will own almost 10%. The Merger, which is expected to be consummated in the fourth quarter of 1997, is subject to the approval of Amscan Holdings stockholders, the availability of contemplated financing, Confetti's satisfaction that the Merger will be recorded as a recapitalization for financial reporting purposes, the expiration of antitrust waiting periods and certain other customary conditions.

     The Merger is expected to be financed with an equity contribution of approximately $67.5 million (including contributions of Amscan Holdings
Common Stock by certain employee stockholders and including issuances of restricted stock), $130 million from a senior debt facility and $110 million from the issuance of senior subordinated debt. GSCP has received a commitment from Goldman Sachs Credit Partners L.P. with respect to the senior debt facility and a highly confident letter from Goldman, Sachs & Co. with respect to the senior subordinated debt.

      In connection with the Merger, Confetti has entered into a Voting Agreement (the "Voting Agreement") with the Estate and Christine Svenningsen, the wife of John A. Svenningsen and the executrix of the Estate, pursuant to which they have, among other things, (i) agreed to vote all their shares of Amscan Holdings Common Stock in favor of the Merger and against certain competing transactions, and to elect the Mixed Consideration Option in the Merger with respect to all such shares, (ii) agreed not to sell or transfer any of their shares of Amscan Holdings Common Stock prior to the effective time or termination of the Voting Agreement, and (iii) granted Confetti an irrevocable option to acquire their shares at a price of $9.83 per share exercisable within 90 days after termination of the Merger Agreement
(other than a termination upon mutual consent or a termination by Amscan Holdings based on an actual material breach by Confetti of its obligations under the Merger Agreement). In the event that Confetti exercises its option under the Voting Agreement, it will be required to make a cash tender offer for the remaining shares of Amscan Holdings Common Stock not held by it at a price of $16.50 per share. At a meeting held on August 10, 1997, the Amscan Holdings Board of Directors approved the Merger Agreement and the Voting Agreement and approved Confetti becoming an "interested stockholder" within the meaning of Section 203 of the General Corporation Law of the State of Delaware.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


      (a)   Exhibits


            EXHIBIT
            NUMBER                            DESCRIPTION

             2.1 Agreement and Plan of Merger, dated as of August 10, 1997, between Amscan Holdings, Inc. and Confetti Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8 - K dated August 10, 1997)

             2.2 Voting Agreement, dated as of August 10, 1997, among Confetti Acquisition, Inc., the Estate of John A. Svenningsen and Christine Svenningsen (incorporated by reference to Exhibit 2.2 to Current Report on Form 8 - K dated August 10, 1997)

             27           Financial Data Schedule



      (b)   Reports on Form 8 - K


            A Current Report on Form 8 - K dated May 28, 1997, was filed regarding the death of John A. Svenningsen, the Company's Chairman of the Board and Chief Executive Officer, after a protracted illness.

            A Current Report on Form 8 - K dated August 10, 1997, was filed regarding the signing of a definitive merger agreement between the Company and Confetti Acquisition, Inc., a newly-formed corporation affiliated with GS Capital Partners II, L.P., a private investment fund managed by Goldman, Sachs & Co., providing for the recapitalization of the Company.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AMSCAN HOLDINGS, INC.

                                        /s/ Michael A. Correale
                                    By: --------------------------------
                                        Michael A. Correale
         August 14, 1997                Controller
Date: -----------------------           (on behalf of the registrant
                                        and as principal accounting
                                        officer)