Form 10-Q
period 1997-09-30
AMSCAN HOLDINGS INC
filed 1997-10-29
CIK 1024729

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 1997


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number       000-21827
                       _____________________


                              AMSCAN HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                          Delaware                                              13-3911462
        (State or other jurisdiction of incorporation                (I.R.S. Employer Identification
                           or organization)                                           Number)


                     80 Grasslands Road
                     Elmsford, New York                                           10523
          (Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:                             (914) 345-2020


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


       Yes    X            No ____


Number of shares of the registrant's Common Stock, par value $0.10 per share, outstanding as of October 28, 1997: 21,098,785

                     AMSCAN HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                               SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


   PART I.        FINANCIAL INFORMATION                                                                         PAGE

   ITEM 1.        FINANCIAL STATEMENTS  (UNAUDITED)

                  Consolidated Balance Sheets at September 30, 1997 and December 31, 1996  ...............        3

                  Consolidated Statements of Income for the Three and Nine Months Ended
                       September 30, 1997 and 1996 .......................................................        4


                  Consolidated Statement of Stockholders' Equity for the Nine Months Ended
                       September 30, 1997 ................................................................        5


                  Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
                       1997 and 1996 .....................................................................        6

                  Notes to Consolidated Financial Statements .............................................        7

   ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS OF
                       OPERATIONS ........................................................................       10


   PART II.       OTHER INFORMATION

   ITEM 5.        OTHER INFORMATION ......................................................................       15

   ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K .......................................................       16

   SIGNATURE .............................................................................................       17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     AMSCAN HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                            1997              1996
                                                                         (UNAUDITED)         (NOTE)
                                                                                  (IN THOUSANDS)

                                      ASSETS

     Cash and cash equivalents ....................................       $     684        $   1,589
     Accounts receivable, net of allowances .......................          56,276           37,378
     Inventories ..................................................          48,736           45,693
     Deposits and other current assets ............................           9,680           11,360
                                                                          ---------        ---------
             Total current assets .................................         115,376           96,020
     Property, plant and equipment, net ...........................          37,157           34,663
     Intangible assets, net .......................................           7,540            7,443
     Other assets, net ............................................           2,687            2,148
                                                                          ---------        ---------


             Total assets .........................................       $ 162,760        $ 140,274
                                                                          =========        =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

     Loans and notes payable ......................................       $  10,020        $  29,328
     Subordinated and other indebtedness due to stockholders ......                            1,393
     Accounts payable .............................................          11,153            7,128
     Accrued liabilities ..........................................           7,317            9,403
     Income taxes payable .........................................           6,458              822
     Current portion of long-term obligations .....................           5,556            2,541
                                                                          ---------        ---------
             Total current liabilities ............................          40,504           50,615

     Long-term obligations, excluding current portion .............          24,828           15,085
     Deferred tax liabilities .....................................           5,585            5,662
     Other ........................................................           2,841              963
                                                                          ---------        ---------
             Total liabilities ....................................          73,758           72,325

     Stockholders' equity:
     Preferred Stock ($0.10 par value; 5,000,000 shares authorized;
        none issued and outstanding)
     Common Stock ($0.10 par value; 50,000,000 shares authorized;
        21,120,476 and 20,698,076 shares issued, respectively) ....           2,112            2,070
     Additional paid-in capital ...................................          65,985           61,503
     Retained earnings ............................................          21,649            4,748
     Foreign currency translation adjustment ......................            (454)            (372)
     Treasury stock, at cost (21,691 shares) ......................            (290)
                                                                          ---------        ---------
             Total stockholders' equity ...........................          89,002           67,949
                                                                          ---------        ---------

             Total liabilities and stockholders' equity ...........       $ 162,760        $ 140,274
                                                                          =========        =========

Note: The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

                     AMSCAN HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)




                                                    THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------     -------------------------------
                                                       1997          1996                1997            1996
                                                       ----          ----                ----            ----
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales ...................................  $      58,885        $54,036        $    161,286        $147,008
Cost of sales ...............................         37,496         34,271             103,460          92,861
                                               -------------        -------        ------------        --------
     Gross profit ...........................         21,389         19,765              57,826          54,147
Operating expenses:
   Selling expenses .........................          3,372          2,755               9,598           8,691
   General and administrative expenses ......          4,916          5,366              13,225          14,113
   Art and development costs ................          1,324          1,221               3,891           3,671
   Special bonuses ..........................                         1,200                               3,300
                                               -------------        -------        ------------        --------
     Total operating expenses ...............          9,612         10,542              26,714          29,775
                                               -------------        -------        ------------        --------
     Income from operations .................         11,777          9,223              31,112          24,372
Interest expense, net .......................            788          1,485               2,654           4,569
Other income, net ...........................           (180)          (158)               (219)           (301)
                                               -------------        -------        ------------        --------
     Income before income taxes and
        minority interests ..................         11,169          7,896              28,677          20,104
Income tax expense ..........................          4,482            297              11,627             767
Minority interests ..........................             64            417                 149           1,242
                                               -------------        -------        ------------        --------
   Net income .............................    $       6,623        $ 7,182        $     16,901         $18,095
                                                 ===========        =======        ============        ========

     Net income per common share ............       $   0.31                       $       0.80
                                                    ========                       ============

     Weighted average common and common
        equivalent shares used in computation     21,098,785                         21,097,133
                                                 ===========                       ============

Pro forma data (Note 6):
     Income before income taxes .............                       $ 7,479                            $ 18,862
     Pro forma income tax expense ...........                         3,151                               7,888
                                                                    =======                            ========
     Pro forma net income ...................                       $ 4,328                            $ 10,974
                                                                    =======                            ========

         See accompanying notes.

                     AMSCAN HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                                                                          FOREIGN
                                                            ADDITIONAL                    CURRENCY
                                                COMMON        PAID-IN        RETAINED    TRANSLATION     TREASURY
                                                 STOCK        CAPITAL        EARNINGS     ADJUSTMENT      STOCK           TOTAL
                                              --------      ----------       --------    -----------     --------         -----
                                                                                   (IN THOUSANDS)

Balance as of December 31, 1996 ......        $  2,070        $ 61,503        $ 4,748       $(372)                      $ 67,949
Net income ...........................                                         16,901                                     16,901
Net proceeds from sale of Common
   Stock  (Note 3) ...................              42           4,482                                                     4,524
Payments to acquire treasury stock ...                                                                  $    (290)          (290)
Net change in translation adjustment ..                                                       (82)                           (82)
                                              --------        --------        -------       -----        --------        -------
Balance as of September 30, 1997 .....        $  2,112        $ 65,985        $21,649       $(454)       $   (290)       $89,002
                                              ========        ========        =======       =====        ========        =======


See accompanying notes.

                     AMSCAN HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                            -------------------------------
                                                                                 1997            1996
                                                                               --------        --------

                                                                                    (In thousands)
Cash flows from operating activities:
   Net income ..........................................................       $ 16,901        $ 18,095
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ...................................          4,505           3,579
       Provision for doubtful accounts .................................          1,423             963
       Gain on disposal of equipment ...................................            (29)
       Changes in operating assets and liabilities:

          Increase in accounts receivable ..............................        (24,310)        (20,442)

          Increase in inventories ......................................         (3,043)            (61)
          Decrease in deposits and other current assets ................          2,469             262
          Increase (decrease) in accounts payable, accrued liabilities
              and income taxes payable .................................          7,575          (1,029)
         Other, net ....................................................          2,988             195
                                                                               --------        --------
               Net cash provided by operating activities ...............          8,479           1,562

Cash flows from investing activities:

   Capital expenditures ................................................         (6,895)         (5,574)
   Proceeds from disposal of equipment                                              140
                                                                               --------        --------
               Net cash used in investing activities ...................         (6,755)         (5,574)


Cash flows from financing activities:

   Net proceeds from sale of Common Stock ..............................          4,524
   Proceeds from loans, notes payable and long-term obligations ........         15,620          10,242
   Repayment of loans, notes payable and long-term obligations .........        (22,208)         (2,003)
   Repayment of subordinated and other indebtedness due to stockholders            (182)         (3,220)
   Payments to acquire treasury stock ..................................           (290)
                                                                               --------        --------
                Net cash (used in) provided by financing activities ....       ( 2,536 )          5,019


Effect of exchange rate changes on cash and cash equivalents ...........            (93)             31
                                                                               --------        --------
Net (decrease) increase in cash and cash equivalents ...................           (905)          1,038
Cash and cash equivalents at beginning of period .......................          1,589           2,492
                                                                               --------        --------
Cash and cash equivalents at end of period .............................       $    684        $  3,530
                                                                               ========        ========


Supplemental Disclosure:

   Interest paid .......................................................       $  2,622        $  4,970
   Taxes paid ..........................................................       $  6,612        $    546


Supplemental information on non-cash activities (dollars in thousands):

Capital lease obligations of $59 and $2,074 were incurred during the nine months ended September 30, 1997 and 1996, respectively.

During September 1996, the Company declared the distribution of $7,600 of previously provided capital and $13,067 of previously undistributed earnings. Such amounts were included in subordinated and other indebtedness to stockholders.

         See accompanying notes.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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

      Amscan Holdings and its subsidiaries (collectively the "Company") design, manufacture, contract for manufacture and distribute paper and plastic party goods, accessories and novelty items principally in the United States, Canada and Europe.


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

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods each ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The results of operations may be affected by seasonal factors such as the timing of holidays or industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the financial statements and footnotes thereto included in the Amscan Holdings annual report on Form 10-K for the year ended December 31, 1996.


NOTE 3: COMMON STOCK

      On January 8, 1997, an additional 422,400 shares of the Company's Common Stock were sold at $12.00 per share to cover the over-allotment option as provided for in the underwriting agreement between the Company and the underwriters associated with the IPO. The proceeds, net of underwriters' discount, fees and expenses, of $4,523,984 were used to repay outstanding bank borrowings.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

NOTE 4: INVENTORIES

      Inventories consisted of the following:



                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    1997            1996
                                                                -------------   ------------
                                                                       (IN THOUSANDS)
       Finished goods .....................................       $ 45,357        $ 42,127
       Raw materials ......................................          3,408           3,863
       Work-in-process ....................................          1,708           1,388
                                                                  --------        --------
                                                                    50,473          47,378
       Less: reserve for slow moving and obsolete inventory         (1,737)         (1,685)
                                                                  ========        ========
                                                                  $ 48,736        $ 45,693
                                                                  ========        ========


Substantially all inventories are valued at the lower of cost, determined on a first in first out basis, or market.


NOTE 5: NET INCOME PER COMMON SHARE

      Net income per common share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during each period, including the common stock equivalent of dilutive stock options.


NOTE 6: INCOME TAXES

      The consolidated income tax provision for the three and nine months ended September 30, 1997 was determined based upon an estimate of the Company's consolidated effective income tax rates for the year ending December 31, 1997. The differences between the consolidated effective income tax rate and the U.S. Federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations.

      The amounts shown as income taxes for the three and nine months ended September 30, 1996 consisted principally of foreign income taxes as most of the members of the Affiliated Group had elected Subchapter S Corporation status for those periods. Pro forma net income for the three and nine months ended September 30, 1996 gives effect to pro forma income tax provisions at an estimated effective tax rate (40.5%) assuming those members of the Affiliated Group had not elected Subchapter S corporation status for those periods.


NOTE 7: OTHER MATTERS

      On July 7, 1997, a customer accounting for approximately 2% of the Company's consolidated sales for the nine months ended September 30, 1997 and the year ended December 31, 1996, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. According to publicly available documents, the customer is currently operating as a debtor-in-possession and plans to reorganize pursuant to the Bankruptcy Code. At September 30, 1997, amounts receivable from the customer which totaled approximately $1.8 million, have been substantially provided for in the Company's allowance for doubtful accounts. The Company does not believe the potential loss of this customer will have a material adverse effect on the Company's future results of operations or its financial condition.

      On August 10, 1997, Amscan Holdings and Confetti Acquisition, Inc. ("Confetti"), a newly formed Delaware corporation affiliated with GS Capital Partners II, L.P. ("GSCP") and certain other private investment funds managed by Goldman, Sachs & Co., entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for a recapitalization of Amscan Holdings in which Confetti will be merged with and into Amscan Holdings ("Merger"), with Amscan Holdings as the surviving corporation. Pursuant to the Merger Agreement, each share of Amscan Holdings Common Stock will, at the election of each of Amscan Holdings' public stockholders, be converted into the right to receive either (i) $16.50 in cash or (ii) $9.33 in cash plus a retained interest in Amscan Holdings equal to one share of Amscan Holdings Common Stock for every 150,000 shares elected (the "Mixed Consideration Option"), with fractional shares paid in cash.

      It is expected that following the Merger, GSCP will own approximately 82.5% of the then outstanding shares of Amscan Holdings Common Stock, certain members of Amscan Holdings management will own approximately 7.5%, and the Estate of John A.

Svenningsen (the "Estate"), which currently owns approximately 71.2% of Amscan Holdings, will own almost 10%. The Merger, which is expected to be consummated in the fourth quarter of 1997, is subject to the approval of Amscan Holdings stockholders, the availability of contemplated financing, Confetti's satisfaction that the Merger will be recorded as a recapitalization for financial reporting purposes, the expiration of antitrust waiting periods and certain other customary conditions. As of September 24, 1997, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, had expired or been terminated with respect to all of the filings made thereunder.

      The Merger is expected to be financed with an equity contribution of approximately $67.5 million (including contributions of Amscan Holdings Common Stock by certain employee stockholders and including issuances of restricted stock), $117 million from a senior term loan and $110 million from the issuance of senior subordinated debt. GSCP has received a commitment from Goldman Sachs Credit Partners L.P. with respect to the senior term loan and a highly confident letter from Goldman, Sachs & Co. with respect to the senior subordinated debt. In connection with the Merger, the Company will also enter into a $50 million revolving credit facility, which will, subject to an borrowing base, be available to fund the working capital requirements of the Company.

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

      During September 1997, the Company entered into an agreement to convert $4.0 million of trade accounts receivable from a customer into an equity interest. The Company subsequently transferred 50% of this interest to the Principal Stockholder in full satisfaction of $2.0 million of obligations. The remaining equity interest is included in other assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

PERCENTAGE OF NET SALES

                                THREE MONTHS ENDED SEPTEMBER 30,
                                --------------------------------
                                     1997           1996
                                    ------         ------
Net sales ...................        100.0%         100.0%
Cost of sales ...............         63.7           63.4
                                    ------         ------
   Gross profit .............         36.3           36.6
Operating expenses:
   Selling expenses..........          5.7            5.1
   General and administrative
    expenses.................          8.4            9.9
   Art and development costs.          2.2            2.3
   Special bonuses ..........           --            2.2
                                    ------         ------
Total operating expenses ....         16.3           19.5
                                    ------         ------
   Income from operations ...         20.0           17.1
Interest expense, net .......          1.3            2.8
Other income, net ...........         (0.3)          (0.3)
                                    ------         ------
   Income before income taxes
    and minority interests ..         19.0           14.6
Income tax expense ..........          7.6            0.5
Minority interests ..........          0.1            0.8
                                    ------         ------
   Net income ...............         11.3%          13.3%
                                    ======         ======


Net Sales

      Net sales for the three months ended September 30, 1997 totaled $58.9 million, an increase of 9.0% over the three months ended September 30, 1996 for which net sales totaled $54.0 million. Sales to national accounts totaled $29.8 million, or 26.6% higher than in the corresponding period of 1996, principally as a result of sales to the party goods superstore channel. In addition, sales to international customers increased approximately $0.7 million from 1996, contributing 15% to sales growth.

Gross Profit

      Gross profit for the three months ended September 30, 1997 was $21.4 million, an increase of $1.6 million over the same period in 1996. As a percent of sales, gross profit during the third quarter of 1997 increased to 36.3% from 35.6% during the first six months of 1997 representing the greater utilization of capacity added in the latter part of 1996. The third quarter margin was only slightly below the 1996 amount of 36.6%.

Selling Expenses

      Selling expenses of $3.4 million for the three months ended September 30, 1997 increased $0.6 million as compared to those of the corresponding quarter in 1996, reflecting the expansion of the Company's foreign operations and the costs associated with annual marketing events which, in 1996, occurred in the fourth quarter.

General and Administrative Expenses

      General and administrative expenses for the three months ended September 30, 1997 amounted to $4.9 million, a decrease of $0.5 million from the corresponding period in 1996. As a percentage of net sales, general and administrative expenses decreased to 8.4% from 9.9% principally as a result of increased sales and certain cost containment efforts.

Art and Development Costs

      Art and development costs for the three months ended September 30, 1997 remained relatively constant with that of the prior period in 1996.

Special Bonuses

      The employment agreements which gave rise to special bonuses during the second quarter of 1996 were substantially modified at the time of the Company's initial public offering ("IPO") in December 1996 to eliminate future special bonus payments. Such bonuses, which were based entirely upon the pre-tax income of Amscan Inc. and certain affiliates, were $1.2 million or 2.2% of net sales for the three months ended September 30, 1996.

Interest Expense, Net

      Interest expense, net, decreased by $0.7 million to $0.8 million for the three months ended September 30, 1997 as compared to the same period in 1996, as a result of the application of the net proceeds received from the issuance of Common Stock in December 1996 and January 1997 in connection with the IPO being used to reduce indebtedness under the Company's line of credit and to repay subordinated debt. Interest expense also decreased as a result of lower effective interest rates during the third quarter of 1997.

Income Taxes

      Income tax expense was $4.5 million for the three months ended September 30, 1997 and was determined based upon an estimated consolidated effective income tax rate of 40.5% for the year ending December 31, 1997. Prior to the IPO, Amscan Inc., Am-Source, Inc., and certain other subsidiaries of the Company were taxed as Subchapter S corporations for federal income tax and, where available, for state income tax purposes. Accordingly, these entities were not subject to federal and state income taxes except in states which do not recognize Subchapter S corporation status. In connection with the IPO, the these companies became subject to federal and state income taxes. The amounts shown as income taxes for the three months ended September 30, 1996 consisted principally of foreign taxes.

Minority Interests

      Minority interests represent the portion of income of the Company's subsidiaries attributable to equity ownership not held by the Company. The minority interests for the three months ended September 30, 1996 reflects a 50% minority interest in Am-Source, Inc. which was subsequently acquired by Amscan Holdings on December 18, 1996.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

PERCENTAGE OF NET SALES

                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                  1997           1996
                                                 ------         ------
Net sales ................................        100.0%         100.0%
Cost of sales ............................         64.1           63.2
                                                 ------         ------
   Gross profit ..........................         35.9           36.8
Operating expenses:
   Selling expenses.......................          6.0            5.9
   General and administrative expenses....          8.2            9.6
   Art and development costs..............          2.4            2.5
   Special bonuses .......................           --            2.2
                                                 ------         ------
Total operating expenses .................         16.6           20.2
                                                 ------         ------
   Income from operations ................         19.3           16.6
Interest expense, net ....................          1.6            3.1
Other income, net ........................         (0.1)          (0.2)
                                                 ------         ------
   Income before income taxes
     and minority interests ..............         17.8           13.7
Income tax expense .......................          7.2            0.5
Minority interests .......................          0.1            0.9
                                                 ------         ------
   Net income.............................         10.5%          12.3%
                                                 ======         ======

Net Sales

      Net sales for the nine months ended September 30, 1997 were $161.3 million, an increase of 9.7% over the nine months ended September 30, 1996. Sales to national accounts totaled $84.2 million, or 22.1% higher than in the corresponding period in 1996 principally as a result of sales to the party goods superstore channel. Sales to international customers increased $1.6 million, contributing 11% to sales growth. Also contributing to the increase in sales was the Company's marketing strategy of continually offering new products as well as new designs and themes for existing products. For 1997, the Company added approximately 600 SKU's to its product line.

Gross Profit

      Gross profit for the nine months ended September 30, 1997 was $57.8 million, an increase of $3.7 million over the same period in 1996. As a percent of sales, gross profit decreased for the first nine months of 1997 to 35.9% from 36.8% over the corresponding period in 1996 as a result of an increase in manufacturing capacity and the addition of a new distribution facility which created near-term excess capacity.

Selling Expenses

      Selling expenses of $9.6 million for the nine months ended September 30, 1997 increased by $0.9 million and as a percentage of net sales increased to 6.0% as compared to 5.9% in the corresponding period in 1996 primarily due to the expansion of foreign operations.

General and Administrative Expenses

      General and administrative expenses of $13.2 million for the nine months ended September 30, 1997 decreased $0.9 million as compared to the corresponding period in 1996. As a percentage of net sales, general and administrative expenses decreased to 8.2% from 9.6%. The decrease is primarily attributable to non-recurring costs incurred in the second quarter of 1996 associated with the move to new corporate offices and additional personnel costs including relocation and recruitment. General cost reduction efforts in 1997 were offset by increases in bad debt expense.

Art and Development Costs

      Art and development costs of $3.9 million for the nine months ended September 30, 1997 decreased slightly to 2.4% of net sales during the nine months ended September 30, 1997 from 2.5% for the corresponding period of 1996. In 1996, the Company significantly expanded its creative and new product development staff and internal development capabilities. The continued investment in art and development expenditures in 1997 reflects the Company's strategy to remain a leader in product quality and development.

Special Bonuses

      The employment agreements which gave rise to special bonuses during the first nine months of 1996 were substantially modified at the time of the IPO in December 1996 to eliminate future special bonus payments. Such bonuses, which were based entirely upon the pre-tax income of Amscan Inc. and certain affiliates, were $3.3 million or 2.2% of net sales for the nine months ended September 30, 1996.

Interest Expense, Net

      Interest expense, net, decreased by $1.9 million to $2.7 million for the nine months ended September 30, 1997 over the corresponding period in 1996, as the net proceeds received from the issuance of Common Stock in December 1996 and January 1997 in connection with the IPO were used to reduce indebtedness under the Company's line of credit and to repay subordinated debt.

Income Taxes

      Income tax expense was $11.6 million for the nine months ended September 30, 1997 and was determined based upon an estimated consolidated effective income tax rate of 40.5% for the year ending December 31, 1997. Prior to the IPO, Amscan Inc., Am-Source, Inc., and certain subsidiaries of the Company were taxed as Subchapter S corporations for federal income tax and, where available, for state income tax purposes. Accordingly, these entities were not subject to federal and state income taxes except in states which do not recognize Subchapter S corporation status. In connection with the IPO, these subsidiaries became subject to federal and state income taxes. The amounts shown as income taxes for the nine months ended September 30, 1996 consisted principally of foreign taxes.

Minority Interests

      Minority interests of $0.1 million and $1.2 million for the nine months ended September 30, 1997 and 1996, respectively, represent the portion of income of the Company's subsidiaries attributable to equity ownership not held by the Company. In addition to the minority interests of certain foreign entities, the minority interests for the nine months ended September 30, 1996 included a 50% minority interest in Am-Source, Inc. On December 18, 1996, the Company acquired the minority interest in Am-Source, Inc. not previously owned.


LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its growth since 1994 principally through cash flow generated from operations, the use of operating leases, increases in its revolving line of credit borrowings and increases in long-term debt, including debt owed to Mr. Svenningsen. The net proceeds from the IPO were used to reduce indebtedness under the Company's line of credit and to repay subordinated debt.

      In May 1997, the Company entered into a $15 million term loan arrangement with a bank and terminated its then existing revolving credit facility, repaying all amounts outstanding thereunder. The term loan is unsecured and currently bears interest at LIBOR plus 0.30% (5.9% at September 30, 1997). The interest rate spread is determined annually, based on the Company's financial position. Payments of principal and interest under the term loan are made on a quarterly basis through June 30, 2002. Additionally, the term loan requires the Company to comply with certain covenants including the maintenance of financial ratios. At September 30, 1997, the Company was in compliance with all such covenants. At September 30, 1997, the Company had uncommitted lines of credit with various banks which provided $40.0 million of additional borrowing capacity at market rates of interest. At September 30, 1997, $9.6 million was outstanding under such facilities, bearing interest at 6.2 %.

               Upon consummation of the proposed Merger described in Note 7 to the financial statements, the current term loan arrangement and uncommitted lines of credit will be terminated and the Company will enter into new financing arrangements ("Merger Financings"). As of September 30, 1997, after giving pro forma effect to the Merger and the Merger Financings described below and the application of the net proceeds therefrom, the Company would have had (i) $237.8 million of consolidated indebtedness and (ii) $95.3 million of consolidated stockholders' deficiency. The Company's significant debt service obligations following the Merger could, under certain circumstances, have material consequences to security holders of the Company.

      In order to fund the payment of the cash portion of the Merger, to refinance certain existing outstanding indebtedness of the Company, to pay transaction costs incurred in connection with the Merger, and for general corporate purposes the Company is issuing $110 million of senior subordinated debt and will enter into a $167 million bank credit agreement, providing for borrowings in the aggregate principal amount of approximately $117 million under a senior term loan and revolving loan borrowings of $50 million under a revolving credit facility. The revolving credit facility will, subject to a borrowing base, be available to fund the working capital requirements of the Company.

      Based upon the current level of operations and anticipated growth, the Company anticipates that its operating cash flow, together with available borrowings under the new credit agreement, will be adequate to meet its anticipated future requirements for working capital and operating expenses and to service its debt requirements as they become due. However, a portion of the principal payments at maturity on the notes may require refinancing. The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness and to satisfy its other obligations will depend upon its future performance, which, to a certain extent, will be subject to general economic, financial, competitive, business and other factors beyond its control.

      Management believes that additions to plant and equipment provide adequate capacity to support its operations for at least the next 12 months. As of September 30, 1997, the Company did not have material commitments for capital expenditures.

Cash Flow Data For the Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

      Net cash provided by operating activities increased by $6.9 million to $8.5 million for the nine months ended September 30, 1997 as compared to the same period in 1996 primarily as a result of decreased working capital levels. Net cash used in investing activities increased by $1.2 million to $6.8 million for the nine months ended September 30, 1997 over the comparable period in 1996 and consisted primarily of capital expenditures. Net cash used in financing activities totaled $2.5 million for the nine months ended September 30, 1997 as repayments of bank and other indebtedness exceeded net proceeds of $4.5 million received from the sale of the Company's Common Stock to cover the exercise of the underwriters' over-allotment option and proceeds under the new loan arrangements.

Balance Sheet Data at September 30, 1997 Compared to December 31, 1996

      Accounts receivable, net increased $18.9 million to $56.3 million at September 30, 1997 from $37.4 million at December 31, 1996. This increase is principally due to the increased sales and customary extended payment terms offered on seasonal sales during the third quarter. Third quarter sales are generally the highest of the year primarily due to the shipment of certain seasonal holiday merchandise. During September 1997, the Company entered into an agreement to convert $4.0 million of trade accounts receivable from a customer into an equity interest. The Company subsequently transferred 50% of this interest to the Principal Stockholder in full satisfaction of $2.0 million of obligations. The remaining equity interest is included in other assets at September 30, 1997.

      Inventories increased $3.0 million to $48.7 million at September 30, 1997 from $45.7 million at December 31, 1996 due to seasonality of inventory levels.

      Deposits and other current assets decreased $1.7 million to $9.7 million at September 30, 1997 from December 31, 1996, principally due to a reduction in deposits for the manufacture of equipment to be leased.

      Property, plant and equipment, net increased $2.5 million to $37.2 million at September 30, 1997 from $34.7 million at December 31, 1996. The increase represents the acquisition of certain domestic manufacturing and warehouse equipment, partially offset by depreciation.

      Loans and notes payable decreased $19.3 million to $10.0 million at September 30, 1997 from December 31, 1996, reflecting the repayment of borrowings under the Company's previous revolving credit line which was financed by advances under the Company's uncommitted facilities and the new term loan.

      Income taxes payable increased $5.6 million to $6.5 million at September 30, 1997 from December 31, 1996. This increase is primarily due to the change in tax status. In connection with the IPO on December 18, 1996, Amscan Inc., Am-Source, Inc., and certain other subsidiaries of the Company terminated their Subchapter S corporation status and, accordingly, became subject to federal and state income taxes.

      Third-party long-term financings for the nine months ended September 30, 1997 consisted primarily of borrowings under the previously mentioned term loan and long-term loans secured by real property, machinery and equipment.

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

      In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes requirements for disclosure of comprehensive income. The new standard becomes effective for the Company's fiscal year 1998 and requires reclassification of earlier financial statements for comparative purposes.

      In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and requires disclosure of selected information about operating segments in interim financial reports. It also establishes standards for related disclosure about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Company's fiscal year 1998 and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company does not believe any substantial changes to its disclosures will be made at the time SFAS No. 131 is adopted.

      Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.


"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Certain statements contained in this report, and in particular in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," statements in other filings with the Securities and Exchange Commission and statements in other public documents of the Company may be forward-looking. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including, but are not limited to, (1) the concentration of sales by the Company to party goods superstores where the reduction of purchases by a small number of customers could materially reduce the Company's sales and profitability, (2) the concentration of the Company's credit risk in the party goods superstores, many of which are privately held and have expanded rapidly in recent years, (3) the failure by the Company to anticipate changes in tastes and preferences of party goods retailers and consumers, (4) the introduction of new products by the Company's competitors, (5) the inability of the Company to increase prices to recover fully future increases in raw material prices, especially increases in paper prices, (6) the loss of key employees and (7) other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission. In addition, the Company is subject to the effects of changes in general business conditions and other factors which are beyond the control of the Company and its subsidiaries.

      Although the Company believes that it has the product offerings and resources needed for continued growth in revenues and margins, future revenue and margin trends cannot be reliably predicted. Changes in such trends may cause the Company to adjust its operations in the future. Factors external to the Company can also affect the price of the Company's Common Stock. Because of the foregoing and other factors, recent trends should not be considered reliable indicators of future financial results.


PART II. OTHER INFORMATION


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

      It is expected that following the Merger, GSCP will own approximately 82.5% of the then outstanding shares of Amscan Holdings Common Stock, Amscan Holdings management will own approximately 7.5%, and the Estate of John A. Svenningsen (the "Estate"), which currently owns approximately 71.2% of Amscan Holdings, will own almost 10%. The Merger, which is expected to be consummated in the fourth quarter of 1997, is subject to the approval of Amscan Holdings stockholders, the availability of contemplated financing, Confetti's satisfaction that the Merger will be recorded as a recapitalization for financial reporting purposes, the expiration of antitrust waiting periods and certain other customary conditions.

      The Merger is expected to be financed with an equity contribution of approximately $67.5 million (including contributions of Amscan Holdings Common Stock by certain employee stockholders and including issuances of restricted stock), $117 million from a senior term loan and $110 million from the issuance of senior subordinated debt. In connection with the Merger, the Company will also enter into a $50 million revolving credit facility, which will, subject to a borrowing base, be available to fund the working capital requirements of the Company. GSCP has received a commitment from Goldman Sachs Credit Partners L.P. with respect to the senior term loan and a highly confident letter from Goldman, Sachs & Co. with respect to the senior subordinated debt.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits


              Exhibit
              Number          Description
              ------          -----------

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

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AMSCAN HOLDINGS, INC.


                               By: /s/ Michael A. Correale
                                   -----------------------
                                   Michael A. Correale
                                   Controller
                                   (on behalf of the registrant and as principal
Dated: October 28, 1997            accounting officer)