Form 10-K405
period 1997-12-31
AMSCAN HOLDINGS INC
filed 1998-03-31
CIK 1024729

                                 F O R M 10 - K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997

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

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes    |X|            No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") at March 27, 1998 was $247,500.

As of March 27, 1998, 1,010 shares of Registrants' Common Stock, par value $0.10, were outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------

None.

                              AMSCAN HOLDINGS, INC.

                                 1997 FORM 10-K

                                Table of Contents

                                   Part I                                   Page

Item 1   Business .........................................................    3

Item 2   Properties .......................................................   10

Item 3   Legal Proceedings ................................................   11

Item 4   Submission of Matters to a Vote of Security Holders ..............   11

                                     Part II

Item 5   Market for Registrant's Common Equity and Related Stockholder
           Matters ........................................................   12

Item 6   Selected Consolidated Financial Data .............................   13

Item 7   Management's Discussion and Analysis of Financial Condition
           and Results  of Operations .....................................   16

Item 7A  Quantitative and Qualitative Disclosures About Market Risk .......   27

Item 8   Financial Statements and Supplementary Data ......................   27

Item 9   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ...........................................   27

                                    Part III

Item 10  Directors and Executive Officers of the Registrant ...............   27

Item 11  Executive Compensation ...........................................   28

Item 12  Security Ownership of Certain Beneficial Owners and Management ...   38

Item 13  Certain Relationships and Related Transactions ...................   41

                                     Part IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K ..   43

         Signatures .......................................................   48

         This report includes "forward-looking statements" within the meaning of various provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that Amscan Holdings, Inc. ("Amscan" or the "Company") expects or anticipates will or may occur in the future, including future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, including any changes to operations, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. Actual results may differ materially from those discussed. Whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to,
(1) the concentration of sales by the Company to party goods superstores where the reduction of purchases by a small number of customers could materially reduce the Company's sales and profitability, (2) the concentration of the Company's credit risk in party goods superstores, several of which are privately held and have expanded rapidly in recent years, (3) the failure by the Company to anticipate changes in tastes and preferences of party goods retailers and consumers, (4) the introduction of new products by the Company's competitors,
(5) the inability of the Company to increase prices to recover fully future increases in raw material prices, especially increases in paper prices, (6) the loss of key employees, (7) changes in general business conditions, (8) other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission, and (9) other factors which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. Although the Company believes that it has the product offerings and resources needed for continued growth in revenues and margins, future revenue and margin trends cannot be reliably predicted. Changes in such trends may cause the Company to adjust its operations in the future. Because of the foregoing and other factors, recent trends should not be considered reliable indicators of future financial results. In addition, the highly leveraged nature of the Company may impair its ability to finance its future operations and capital needs and its flexibility to respond to changing business and economic conditions and business opportunities.

                                     PART I

Item 1.  Business

         Amscan designs, manufactures and distributes decorative party goods, offering one of the broadest and deepest product lines in the industry. The Company's products include paper and plastic tableware (such as plates, napkins, tablecovers, cups and cutlery), accessories (such as invitations, thank-you cards, table and wall decorations and balloons) and novelties (such as games and party favors). The Company's products are sold to party goods superstores, independent card and gift retailers, mass merchandisers and other distributors which sell

Amscan products in more than 20,000 retail outlets throughout the world, including North America, Australia and Europe.

         The Company currently offers over 250 product ensembles, generally containing 30 to 150 coordinated items. These ensembles comprise a wide variety of products to accessorize a party including matching invitations, tableware, decorations, party favors and thank-you cards. The Company designs, manufactures and markets party goods for a wide variety of occasions including seasonal holidays, special events and themed celebrations. The Company's seasonal ensembles enhance holiday celebrations throughout the year including New Year's, Valentine's Day, St. Patrick's Day, Easter, Passover, Fourth of July, Halloween, Thanksgiving, Hanukkah and Christmas. The Company's special event ensembles include birthdays, christenings, first communions, bar mitzvahs, confirmations, graduations, baby and bridal showers and anniversaries, while its theme-oriented ensembles include Hawaiian luaus, Mardi Gras and 50's rock-and-roll parties.

         In addition to its long-standing relationships with independent card and gift retailers, the Company is a leading supplier to the party superstore distribution channel. Party goods superstores are growing rapidly by providing consumers with a one-stop source for all of their party needs, generally at discounted prices. The retail party goods business has historically been fragmented among independent stores and drug, discount or department store chains. However, according to industry analysts, there has been a significant shift of sales since 1990 to the party goods superstore channel.

         The Company was organized on October 3, 1996 to become the holding company for the businesses previously conducted by the Company's principal subsidiary, Amscan Inc. and certain affiliated companies (the "Organization"). These affiliated companies include Trisar, Inc., which manufactures and distributes certain of the Company's products, Amscan Distributors (Canada) Ltd. and Amscan Svenska AB, each of which distributes the Company's products, JCS Realty Corp. and SSY Realty Corp., each of which owns certain real estate leased to the Company, Am-Source, Inc., the Company's supplier of plastic plates, cups and bowls, and certain companies located in Great Britain, Australia, Germany and Mexico which distribute the Company's products. The Company operates in a single industry segment.

         Pursuant to an Agreement and Plan of Merger dated as of August 10, 1997, by and between the Company and Confetti Acquisition, Inc. ("Confetti"), a Delaware corporation organized by GS Capital Partners II, L. P. and certain other investment funds ("GSCP") affiliated with Goldman, Sachs & Co., on December 19, 1997 (the "Effective Time"), Confetti was merged with and into the Company (the "Merger"), with the Company as the surviving corporation. At the Effective Time, each share of the Common Stock of the Company (the "Company Common Stock") issued and outstanding immediately prior to the Effective Time (other than shares of Company Common Stock owned, directly or indirectly, by the Company or by Confetti) were converted, at the election of each of the Company's stockholders, into the right to receive from the Company either (a) $16.50 in cash or (b) $9.33 in cash plus a retained interest in the Company equal to one share of Company Common Stock for every 150,000 shares held by such stockholder prior to the Effective Time with fractional shares of Company Common Stock paid in cash. The Estate of John A. Svenningsen (the "Estate"), which owned approximately 71.2% of the outstanding Company Common Stock immediately prior to the Effective Time, elected to retain almost 10% of the outstanding shares of Company Common Stock. No stockholder other than the Estate elected to retain shares. In addition, at the Effective Time, each outstanding share of Common Stock of Confetti was converted into an equal number of shares of Company Common Stock as the surviving corporation in the Merger. Pursuant to certain employment arrangements, certain employees of the Company purchased an aggregate of 10 shares of Company Common Stock immediately following the Effective Time. Accordingly, in the Merger, the 825 shares of Confetti Common Stock owned by GSCP immediately prior to the Effective Time were converted into 825 shares of Company Common Stock, representing approximately 81.7% of the 1,010 issued and outstanding shares of the Company immediately following the Effective Time. The Merger was accounted for as a recapitalization and, accordingly, the historical basis of the Company's assets and liabilities has not been impacted by the transaction. At December 31, 1997, the exchange of cash for the outstanding Company Common Stock had not been completed resulting in cash balances and amounts due stockholders of approximately $ 93.2 million.

Summary Financial Information about the Company

         Information about the Company's revenues, operating profits or losses and assets for the last five years is included in this report in Item 6, "Selected Consolidated Financial Data." Because more holidays fall in the fourth quarter of the year than in the other quarters, the Company's business is somewhat seasonal. Sales for the third quarter are generally the highest for the year because the Company begins to ship such seasonal merchandise in that quarter.

         The Company does business in the United States and in other geographic areas of the world. Information about the Company's revenues, operating profits or losses and assets relating to geographic areas outside the United States for the years 1997, 1996 and 1995 is included in Note 14 to the Company's 1997 Consolidated Financial Statements which are included in this report beginning on page F-1.

Company Strategy

         The Company seeks to become the primary source for consumers' party goods requirements. The key elements of the Company's strategy are as follows:

         o Strengthen Position as a Leading Provider to Party Superstores. The Company offers convenient "one-stop shopping" for large superstore buyers and seeks to increase its proportionate share of sales volume and shelf space in the superstores.

         o        Offer the Broadest and Deepest Product Line in the Industry.
                  The Company strives to offer the broadest and deepest product line in the industry. The Company helps retailers boost average purchase volume per consumer through coordinated ensembles that promote "add on" purchases.

         o Diversify Distribution Channels, Product Offering and Geographic Presence. The Company will seek, through internal growth and acquisitions, to expand its distribution capabilities internationally, increase its presence in additional retail channels and further broaden and deepen its product line.

         o Provide Superior Customer Service. The Company strives to achieve high average fill rates in excess of 95% and ensure short turnaround times.

         o Maintain Product Design Leadership. The Company will continue investing in art and design to support a steady supply of fresh ideas and create complex, unique ensembles that appeal to consumers and are difficult to replicate.

         o Maintain State-of-the-Art Manufacturing and Distribution Technology. The Company intends to maintain technologically advanced production and distribution systems in order to enhance product quality, manufacturing efficiency, cost control and customer satisfaction.

         o Pursue Attractive Acquisitions. The Company believes that opportunities exist to make acquisitions of complementary businesses to leverage the Company's existing marketing, distribution and production capabilities, expand its presence in the various retail channels, further broaden and deepen its product line and penetrate international markets. The Company receives inquiries from time to time with respect to the possible acquisition by the Company of other entities and the Company intends to pursue acquisition opportunities aggressively.

Product Design

         The Company's 70-person in-house design staff produces and manages the Company's party goods. From the designs and concepts developed by the Company's artists, the Company selects those it believes best to replace approximately one-third of its designed product ensembles each year. For 1997, the Company introduced approximately 50 new ensembles.

Product Line

         The categories of products which the Company offers are tableware, accessories and novelties. The percentages of sales for each product category for 1997, 1996 and 1995 are set forth in the following table:

                       1997              1996               1995
                       ----              ----               ----
Tableware                59%               59%               60%
Accessories              26                25                24
Novelties                15                16                16
                        ---              ----              ----
                        100%              100%              100%
                        ===               ===               ===

         The following table sets forth the principal products in each of the three categories:

Tableware                                       Accessories                              Novelties
---------                                       -----------                              ---------
Decorated                                       Balloons                                 Buttons
   Paper Plates                                 Cascades                                 Cocktail Picks
   Paper Napkins                                Confetti                                 Games
   Paper Tablecovers                            Banners                                  Candles
   Paper Cups                                   Crepe                                    Mugs
                                                Cutouts                                  Noise Makers
Solid Color                                     Decorative Tissues                       Party Favors
   Paper and Plastic Plates                     Flags                                    Party Hats
   Paper Napkins                                Gift Bags                                Pinatas
   Paper and Plastic Tablecovers                Gift Wrap                                Pom Poms
   Paper and Plastic Cups                       Guest Towels                             T-shirts
   Plastic Cutlery                              Honeycomb Centerpieces
                                                Invitations and Notes
                                                Ribbons and Bows
                                                Signs


         The Company supplies party goods for the following types of occasions:

Seasonal                                        Everyday                                Themes
--------                                        --------                                ------
New Year's                                      Anniversaries                           Fall
Valentine's Day                                 Birthdays                               Fiesta
St. Patrick's Day                               Graduations                             Fifties Rock-and-Roll
Easter                                          Retirements                             Hawaiian Luau
Passover                                        Showers                                 Mardi Gras
Fourth of July                                  Weddings                                Patriotic
Halloween                                       Bar Mitzvahs                            Religious
Thanksgiving                                    Christenings                            Sports
Hanukkah                                        First Communions                        Summer Fun
Christmas                                       Confirmations

Manufactured Products

         Items manufactured by the Company accounted for approximately 50% of the Company's sales in 1997. State-of-the-art printing, forming, folding and packaging equipment support the Company's manufacturing operations. Company facilities in Kentucky, New York, Rhode Island and Mexico produce paper and plastic plates, napkins, cups and other party and novelty items. This vertically integrated manufacturing capability for many of its key products allows the Company the opportunity to better control costs and monitor product quality, manage inventory investment and provide efficient order fulfillment.


         Given its size and sales volume, the Company is generally able to operate its manufacturing equipment on the basis of at least two shifts per day thus lowering its production costs. In addition, the Company manufactures products for third parties allowing the Company to maintain a satisfactory level of equipment utilization.

Purchased Products

         The Company purchases the remainder of its products from independently-owned manufacturers, many of whom are located in the Far East and with whom the Company has long-standing relationships. The two largest such suppliers operate as exclusive suppliers to the Company and represent relationships which have been in place for more than ten years. The Company believes that the quality and price of the products manufactured by these suppliers provide a significant competitive advantage. The Company's business, however, is not dependent upon any single source of supply for products manufactured for the Company by third parties.

Raw Materials

         The principal raw material used by the Company in its products is paper. The Company has historically been able to change its product prices in response to changes in raw material costs. While the Company currently purchases such raw material from a relatively small number of sources, paper is available from a number of sources. The Company believes its current suppliers could be replaced by the Company without adversely affecting its operations in any material respect.

Sales and Marketing

         The Company's principal sales and marketing efforts are conducted through a domestic direct employee sales force of approximately 60 professionals servicing over 5,000 retail accounts. These professionals have, on average, been affiliated with the Company for approximately five years. In addition to this seasoned sales team, the Company utilizes a select group of manufacturers' representatives to handle specific account situations. International customers are generally serviced by employees of the Company's foreign subsidiaries. To support its marketing effort, the Company produces three separate product catalogues annually, two for seasonal products and one for everyday products.

         The Company's practice of including party goods retailers in all facets of the Company's product development is a key element of the Company's sales and marketing efforts. The Company targets important consumer preferences by integrating its own market research with the input of party goods retailers in the creation of its designs and products. In addition, the sales organization assists customers in the actual set-up and layout of displays of the Company's products, and, from time to time, the Company also provides customers with promotional displays.

Distribution and Systems

         The Company ships its products from distribution warehouses which employ computer assisted systems. Nonseasonal products are shipped either from California or New York to provide fast delivery of goods to party goods retailers at economical freight costs. In order to better control inventory investment, seasonal products are shipped out of a central warehouse located in New York. Products for foreign markets are shipped from the Company's distribution warehouses in Canada, Mexico, England and Australia.

         Many of the Company's sales orders are generated electronically through hand-held units with which the sales force and many customers are equipped. Specifically, orders are entered into the hand-held units and then transmitted over telephone lines to the Company's mainframe computer, where they are processed for shipment. This electronic order entry expedites the order processing which in turn improves the Company's ability to fill customer merchandise needs accurately and quickly.

Customers

         The Company's customers are principally party goods superstores, independent card and party retailers, mass merchandisers and other distributors. In the aggregate, Amscan supplies more than 20,000 retail outlets both domestically and internationally. The Company is a leading supplier to the party superstore channel, which has been experiencing significant growth.

         The Company has a diverse customer base. Only one customer, Party City, accounted for more than 10% of the Company's sales in 1997. Sales to Party City accounted for 19%, 15% and 11% of the Company's sales in 1997, 1996 and 1995, respectively. Although the Company believes its relationship with Party City is good, if it were to significantly reduce its volume of purchases from the Company, the Company's financial condition and results of operations could be materially adversely affected.

Competition

         The Company competes on the basis of diversity and quality of its product designs, breadth of product line, product availability, price, reputation and customer service. The Company has many competitors with respect to one or more of its products but believes that there are few competitors which manufacture and distribute products with the complexity of design and breadth of product offerings that the Company does. Furthermore, the Company believes that its design and manufacturing processes create an efficiency in manufacturing that few of its competitors achieve in the production of numerous coordinated products in multiple design types.

         Competitors include smaller independent specialty manufacturers, as well as divisions or subsidiaries of large companies with greater financial and other resources than those of the Company. Certain of these competitors control licenses for widely recognized images, such as cartoon or motion picture characters, which could provide them with a competitive advantage. The Company has pursued a strategy of developing its own designs and generally has not pursued licensing opportunities.

Intellectual Property and Licenses

         The Company owns copyrights on the designs created by the Company and used on its products. The Company owns trademarks on the words and designs used on or in connection with its products. It is the practice of the Company to register its copyrights with the United States Copyright Office to the extent it deems reasonable. The Company does not believe that the loss of copyrights or trademarks with respect to any particular product or products would have a material adverse effect on the business of the Company.

         The Company does not depend on licenses to any material degree in its business and, therefore, does not incur any material licensing expenses.

Employees

         As of December 31, 1997, the Company had approximately 1,100 employees, none of whom is represented by a labor union. The Company considers its relationship with its employees to be good.

Item 2.  Properties

         The Company maintains its corporate headquarters in Elmsford, New York and conducts its principal design, manufacturing and distribution operations at the following facilities:

                                                                                                       Owned or Leased
         Location                     Principal Activity                     Square Feet            (with Expiration Date)
         --------                     ------------------                     -----------            ----------------------
Elmsford, New York (1)         Executive Offices; design and            50,000 square feet        Leased (expiration date:
                               art production of paper party                                      December 16, 2007)
                               products and decorations

Harriman, New York             Manufacture of paper napkins             75,000 square feet        Leased expiration date:
                               and cups                                                           March 31, 1999)

Providence, Rhode Island       Manufacture and distribution             51,000 square feet        Leased (expiration date:
                               of plastic plates, cups and bowls                                  June 30, 2008)

Louisville, Kentucky           Manufacture and distribution             183,000 square feet       Leased (expiration date:
                               of paper plates                                                    March 31, 1999)

Newburgh, New York             Manufacture and distribution             167,000 square feet       Leased (expiration date:
                               of solid color party products                                      November 30, 1999)

Tijuana, Mexico                Manufacture and distribution             50,000 square feet        Leased (expiration date:
                               of party products                                                  May 14, 2001)

Anaheim, California            Warehouse space and                      25,000 square feet        Leased (expiration date:
                               administrative offices                                             February 28, 1999)

Temecula, California (2)       Distribution of party products           212,000 square feet       Leased (expiration date:
                               and decorations                                                    December 31, 2000)

Goshen, New York               Distribution of seasonal party           130,000 square feet       Leased (expiration date:
                               products and decorations                                           December 31, 1998)

Chester, New York (3)          Distribution of party products           287,000 square feet       Owned
                               and decorations

Montreal, Canada (4)           Distribution of party products           124,000 square feet       Owned
                               and decorations

Milton Keynes, England         Distribution of party products           110,000 square feet       Leased (expiration date:
                               and decorations throughout United                                  June 30, 2017)
                               Kingdom and Europe

Melbourne, Australia           Distribution of party products           10,000 square feet        Owned
                               and decorations in Australia
                               and Asia

(1) Prior to December 16, 1997, this property was leased by the Company from a limited liability company which is 79%-owned by a trust established for benefit of Mr. Svenningsen's children, 20%-owned by a trust established for the benefit of Mr. Svenningsen's sister's children and 1%-owned by a corporation owned by the Estate. In July 1997, such limited liability company entered into a purchase and sale agreement pursuant to which the Elmsford property was sold on December 16, 1997. See Item 13 -- Certain Relationships and Related Transactions.

(2) Property leased by the Company from the Estate. See Item 13 -- Certain Relationships and Related Transactions.

(3) Property subject to a ten-year mortgage securing a loan in the original principal amount of $5,925,000 bearing interest at a rate of 8.51%. Such loan matures in September 2004. The principal amount outstanding as of December 31, 1997 was approximately $4,049,000.

(4) Property subject to a mortgage securing a loan in the original principal amount of $2,088,000 bearing interest at a rate of the lower of Hong Kong Bank of Canada's Cost of Funds plus 1.6% or Canadian Prime plus 0.5%. The principal amount outstanding as of December 31, 1997 was approximately $1,820,000.

         The Company believes that its properties have been adequately maintained, are in generally good condition and are suitable for the Company's business as presently conducted. The Company believes its existing facilities provide sufficient production capacity for its present needs and for its anticipated needs in the foreseeable future. To the extent such capacity is not needed for the manufacture of the Company's products, the Company generally uses such capacity for the manufacture of products for others pursuant to terminable contracts. All properties generally are used on a basis of two shifts per day. The Company also believes that upon the expiration of its current leases, it will be able either to secure renewal terms or to enter into leases for alternative locations at market terms.

Item 3. Legal Proceedings

         Neither the Company nor any of its subsidiaries is a party to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

         A special meeting of stockholders was held on December 17, 1997 at which the following action was taken:

         The Agreement and Plan of Merger dated as of August 10, 1997 between the Company and Confetti Acquisition, Inc. was approved:

                  For                       Against                   Abstain
                  ---                       -------                   -------
               18,350,571                    6,005                     2,900

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

       Following the consummation of the Merger, the Company's Common Stock was delisted from the Nasdaq National Market System and the Company filed with the Commission a Form 15 to deregister the Company Common Stock under the Securities Exchange Act of 1934. As a result, there is no public trading market for the Company's Common Stock.

       Prior to the Merger, the Company Common Stock was traded on Nasdaq under the symbol "AMSN." The following table shows, for the fiscal periods indicated, the high and low closing bid quotations per share of Company Common Stock as quoted on Nasdaq. These market quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

       The Company's Common Stock commenced trading on Nasdaq on December 19, 1996 following the Company's initial public offering ("IPO").

                                                               Common Stock
                                                               ------------
                                                              High       Low
                                                              ----       ---
      Fiscal year ended December 31, 1996
      Fourth Quarter (from December 19, 1996) .........     $12 5/8     $12

      Fiscal year ended December 31, 1997
      First Quarter ...................................      14          11 3/4
      Second Quarter ..................................      13 1/2      11
      Third Quarter ...................................      16 1/8      11
      Fourth Quarter (through December 19, 1997) ......      16 3/8      15 1/16

       As of the close of business on March 28, 1998, there were 7 holders of record of the Company's Common Stock.

       The Company has not paid any dividends on the Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain its earnings for working capital, repayment of indebtedness, capital expenditures and general corporate purposes. In addition, the Company's current credit facility and the indenture governing its notes contain restrictive covenants which have the effect of limiting the Company's ability to pay dividends or distributions to its stockholders.

Item 6. Selected Consolidated Financial Data

         The selected consolidated financial data presented below under the captions "Statement of Operations" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1997, are derived from the consolidated financial statements of Amscan Holdings, Inc. which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997 and the report thereon, are included in this report under Item 14, "Exhibits, Financial Statements, Schedules and Reports on Form 8-K." The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                  Years Ended December 31,
                                                        ---------------------------------------------------------------------------
                                                          1997             1996            1995             1994             1993
                                                        ---------        ---------       ---------        ---------       ---------
                                                                                   (Dollars in thousands)
Statement of Operations Data:
Net sales ........................................      $ 209,931        $ 192,705       $ 167,403        $ 132,029       $ 108,934
Cost of sales ....................................        136,571          123,913         108,654           86,748          72,656
                                                        ---------        ---------       ---------        ---------       ---------
Gross profit .....................................         73,360           68,792          58,749           45,281          36,278
Selling expenses .................................         13,726           11,838          12,241           11,309           9,780
General and administrative expenses ..............         20,772           19,266          15,002           14,460          11,080
Art and development costs    .....................          5,282            5,173           4,256            2,796           2,596
Non-recurring expenses in connection with
the Merger (1) ...................................         22,083
Non-recurring compensation in connection
with the IPO (2) .................................                          15,535
Special bonuses (3) ..............................                           4,222           2,581            2,200           1,106
                                                        ---------        ---------       ---------        ---------       ---------
Income from operations ...........................         11,497           12,758          24,669           14,516          11,716
Interest expense, net ............................          3,892            6,691           5,772            3,843           2,304
Other (income) expense, net ......................            (71)             335            (309)              82             308
                                                        ---------        ---------       ---------        ---------       ---------
Income before income taxes
  and minority interests .........................          7,676            5,732          19,206           10,591           9,104
Income tax expense ...............................          7,665            1,952             731              464             348
Minority interests ...............................            193            1,653           1,041              160             301
                                                        ---------        ---------       ---------        ---------       ---------
Net (loss) income ................................      $    (182)       $   2,127       $  17,434        $   9,967       $   8,455
                                                        =========        =========       =========        =========       =========

Pro forma data relating to change in tax
status prior to Organization and IPO:
  Income before income taxes .....................                       $   4,079       $  18,165        $  10,431       $   8,803
  Pro forma income taxes (4) .....................                           1,827           7,403            4,238           3,566
                                                                         ---------       ---------        ---------       ---------
  Pro forma net income (4) .......................                       $   2,252       $  10,762        $   6,193       $   5,237
                                                                         =========       =========        =========       =========

Other financial data:
Gross margin .....................................           34.9%            35.7%           35.1%            34.3%           33.3%
Capital expenditures including assets
  under capital leases............................      $  10,296        $  11,008       $   4,522        $   8,040       $   7,669
Depreciation and amortization ....................          6,245            5,137           4,332            3,672           2,628
Earnings to fixed charges (5) ....................           2.2x             1.7x            3.8x             3.2x            3.7x

Non-GAAP financial data:
Adjusted EBITDA (6) ..............................      $  39,825        $  37,652       $  31,582        $  20,388       $  15,450
Adjusted EBITDA margin ...........................           19.0%            19.5%           18.9%            15.4%           14.2%
Adjusted EBITDA to interest expense ..............          10.2x             5.4x            5.2x             5.1x            5.7x

                                                                                      December 31,
                                                     -------------------------------------------------------------------------------
                                                       1997              1996             1995             1994              1993
                                                     ---------         ---------        ---------        ---------         ---------
                                                                                 (Dollars in thousands)
Balance Sheet Data:
Working capital .............................        $  96,793         $  45,405        $   8,383        $    (438)        $   4,730
                                                     =========         =========        =========        =========         =========
Total assets ................................        $ 269,276         $ 140,274        $ 114,601        $  93,884         $  80,090
                                                     =========         =========        =========        =========         =========
Short-term indebtedness (7) .................        $   2,911         $  33,262        $  58,541        $  50,869         $  37,271
Long-term indebtedness ......................          234,422            15,085           12,284            8,800            11,852
                                                     ---------         ---------        ---------        ---------         ---------
Total indebtedness ..........................        $ 237,333         $  48,347        $  70,825        $  59,669         $  49,123
                                                     =========         =========        =========        =========         =========
Stockholders' (deficit) equity ..............        $ (95,219)        $  67,949        $  27,205        $  20,820         $  18,496
                                                     =========         =========        =========        =========         =========

----------

(1) In connection with the Merger, the Company recorded non-recurring expenses related to the recapitalization comprised of $11.7 million in transaction costs, $7.5 million compensation payment to an officer, $1.9 million for the redemption of Company stock options and $1.0 million of debt retirement costs.

(2) In conjunction with the IPO, the Company recorded non-recurring compensation expense of $15.5 million related to stock and cash payments of $12.5 million to certain executives in connection with the termination of prior employment agreements and $3.0 million for the establishment of an Employee Stock Ownership Plan for the benefit of the Company's domestic employees and the payment of stock bonuses to certain of such employees.

(3) In each of the years in the four year period ended December 31, 1996, special bonus arrangements existed with certain members of management. In connection with the IPO, such special profit sharing arrangements were substantially modified and replaced by incentives tied to the value of the Company's Common Stock.

(4) Prior to the consummation of the IPO, Amscan Inc., Am-Source, Inc., JCS Realty Corp. and SSY Realty Corp. elected to be taxed as Subchapter S corporations under the Internal Revenue Code. The pro forma net income amounts give effect to pro forma income tax amounts for each of the periods shown at statutory rates (40.5%) assuming Amscan Inc., Am-Source, Inc., JCS Realty Corp. and SSY Realty Corp. had not elected Subchapter S corporation status.

(5) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes and minority interests plus fixed charges. Fixed charges consist of interest expense on all obligations, amortization of deferred financing costs and one-third of the rental expense on operating leases representing that portion of rental expense deemed by the Company to be attributable to interest.

(6) "EBITDA" represents earnings before interest, income taxes, depreciation and amortization. "Adjusted EBITDA" represents EBITDA adjusted for certain items reflected in the following table. Neither EBITDA nor Adjusted EBITDA is intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA and Adjusted EBITDA are presented because they are widely accepted financial indicators of a leveraged company's ability to service and/or incur indebtedness and because management believes EBITDA and Adjusted EBITDA are relevant measures of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. EBITDA and Adjusted EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA and Adjusted EBITDA, investors should consider that EBITDA and Adjusted EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment,
      (ii) are not measures of performance calculated in accordance with generally accepted accounting principles, (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

                                                                                  Years Ended December 31,
                                                          --------------------------------------------------------------------------
                                                            1997             1996            1995             1994            1993
                                                          --------         --------        --------         --------        --------
EBITDA ...........................................        $ 17,620         $ 15,907        $ 28,269         $ 17,946        $ 13,735
Adjustments - increase (decrease):
   Special bonuses and non-
      recurring expenses .........................          22,083           19,757           2,581            2,200           1,106
   Other (income) expense, net ...................             (71)             335            (309)              82             308
   Minority interests ............................             193            1,653           1,041              160             301
                                                          --------         --------        --------         --------        --------
Adjusted EBITDA ..................................        $ 39,825         $ 37,652        $ 31,582         $ 20,388        $ 15,450
                                                          ========         ========        ========         ========        ========

(7) Short-term indebtedness consists primarily of the Company's borrowings under bank lines of credit, current portions of long-term debt and subordinated debt previously due to Mr. Svenningsen.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

       The party goods industry has experienced significant changes in both distribution channels and product offerings over the last several years. The retail distribution of party goods continues to shift from smaller independent stores and designated departments within drug, discount or department store chains to superstores dedicated to retailing party goods. In part due to the success of the superstore channel, party goods manufacturers broadened their product lines to support the celebration of a greater number of occasions. The industry's growth has been directly affected by these changes.

       Revenues are generated from sales of approximately 14,000 SKUs consisting of paper and plastic tableware, accessories and novelties for all occasions. Tableware (plates, cups, cutlery, napkins and tablecovers) is the Company's core product category, generating approximately 59% of revenues in 1997. Coordinated accessories (e.g., balloons and banners) and novelties (e.g., party favors) are offered to complement the Company's tableware products. To serve its customers better, the Company has made significant additions to its product line. Through increased spending on internal product development as well as through acquisitions, the Company has had a net increase of approximately 6,300 SKUs since 1991. Revenue growth primarily has been the result of increased orders from its party superstore customers (new stores and increased same-store sales), increased international sales and price increases.

       The Company's gross profit is influenced by its product mix and paper costs. Products manufactured by the Company, primarily tableware, represented approximately 50% of the Company's 1997 sales. The Company has made significant additions to its manufacturing capacity which have allowed it to improve gross margins. The Company believes that its manufacturing capabilities enable it to lower product cost, ensure product quality and be more responsive to customer demands. Paper and pulp related products are the Company's principal raw materials. The Company has historically been able to adjust its prices in response to changes in paper prices.

  Change in Tax Status of Corporations

       Prior to the IPO, Amscan Inc., Am-Source, Inc. and certain other subsidiaries of the Company were operated as Subchapter S corporations for federal and, where available, state income tax purposes. As a result, these corporations did not record or pay any federal or state income tax except in states which do not recognize Subchapter S corporation status. Following the IPO, the Company has been taxed as a C corporation under the Internal Revenue Code (as "C corporation" is defined therein). The Company has presented pro forma income tax provisions and pro forma net income for the periods prior to the IPO, as if the Company had been a C corporation and thus subject to income tax for all periods. See the consolidated financial statements included elsewhere in this report.

Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

 Percentage of Net Sales

                                                       Years Ended December 31,
                                                       ------------------------
                                                           1997         1996
                                                          -----        -----
Net sales                                                 100.0%       100.0%
Cost of sales                                              65.1         64.3
                                                          -----        -----
  Gross profit                                             34.9         35.7
Operating expenses:
  Selling expenses                                          6.5          6.1
  General and administrative expenses                       9.9         10.0
  Art and development costs                                 2.5          2.7
  Non-recurring expenses in connection with the Merger     10.5           --
  Non-recurring compensation in connection with the IPO      --          8.1
  Special bonuses                                            --          2.2
                                                          -----        -----
Total operating expenses                                   29.4         29.1
                                                          -----        -----
  Income from operations                                    5.5          6.6
Interest expense, net                                       1.9          3.4
Other (income) expense, net                                (0.1)         0.2
                                                          -----        -----
  Income before income taxes and minority interests         3.7          3.0
Income tax expense                                          3.7          1.0
Minority interests                                          0.1          0.9
                                                          -----        -----
  Net (loss) income                                        (0.1)%        1.1%
                                                          =====        =====

  Net Sales

       Net sales for the year ended December 31, 1997 were $209.9 million, an increase of 8.9% over the year ended December 31, 1996. Sales to national accounts totaled $106.3 million, or 15.9% higher than in the corresponding period in 1996, principally as a result of sales to the party goods superstore channel. Sales to international customers increased $1.9 million, accounting for 1.0% of the increase in net sales. Also contributing to the increase in sales was the Company's marketing strategy of continually offering new products, as well as new designs and themes for existing products. During the year ended December 31, 1997, the Company added approximately 600 SKUs to its product line.

  Gross Profit

       Gross profit for the year ended December 31, 1997 was $73.4 million, an increase of $4.6 million over the year 1996. As a percent of net sales, gross profit decreased for the year ended December 31, 1997 to 34.9% from 35.7% forthe year ended December 31, 1996 as a result of excess capacity due to increases in manufacturing capacity and the addition of a new distribution facility during the first half of 1997.

  Selling Expenses

       Selling expenses for the year ended December 31, 1997 increased by $1.9 million to $13.7 million and, as a percentage of net sales, to 6.5% from 6.1%, primarily due to the expansion of foreign operations.

  General and Administrative Expenses

       General and administrative expenses of $20.8 million for the year ended December 31, 1997 increased $1.5 million as compared to the year ended December 31, 1996. General and administrative expenses for 1997 included a $3.8 million or 61.0% increase in bad debt expense as two national customers (Party Stores Holdings, Inc. and Party America, Inc.) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code during the year (see Note 2 of the Notes to the Consolidated Financial Statements). General and administrative expenses for 1996 were 10.0% of net sales and included non-recurring costs incurred associated with the Company's move to new corporate offices and additional personnel costs, including relocation and recruitment.

  Art and Development Costs

       Art and development costs of $5.3 million for the year ended December 31, 1997 were comparable to those of 1996 and decreased slightly, to 2.5% of net sales from 2.7%, reflecting the 8.9% increase in 1997 net sales over the prior year. In 1996, the Company significantly expanded its creative and new product development staff and internal development capabilities. The continued investment in art and development expenditures in 1997 reflects the Company's strategy to remain a leader in product quality and development.

  Non-recurring Expenses

       In connection with the Merger, the Company has recorded non-recurring expenses of $22.1 million comprised of $11.7 million in transaction costs, $7.5 million of compensation to an officer, $1.9 million for the redemption of Company Stock Options and $1.0 million of debt retirement costs.

  Special Bonuses

       The employment agreements which gave rise to special bonuses during the first eleven months of 1996 were substantially modified at the time of the IPO in December 1996 to eliminate future special bonus payments. Such bonuses, which were based entirely upon the pre-tax income of Amscan Inc. and certain affiliates, were $4.2 million or 2.2% of net sales for the year ended December 31, 1996.

  Interest Expense, Net

       Interest expense, net, of $3.9 million for the year ended December 31, 1997 decreased by $2.8 million as compared to 1996, as the net proceeds received from the issuance of Common Stock in December 1996 and January 1997 were used to reduce indebtedness under the Company's line of credit and to repay subordinated debt, prior to the Merger. In addition to the lower debt, the Company experienced generally lower interest rates during 1997 as compared to 1996. See "Liquidity and Capital Resources."

  Income Taxes

       Income tax expense for the year ended December 31, 1997 was $7.7 million or nearly 100% of income before taxes and minority interests. Non-deductible expenses related to the Merger had the effect of increasing the 1997 effective income tax rate by 51.2% of income before income taxes and minority interests.

       During 1996, prior to the IPO, Amscan Inc., Am-Source, Inc., and certain other subsidiaries of the Company were taxed as Subchapter S corporations for federal and, where available, state income tax purposes. Accordingly, these entities were not subject to federal and state income taxes, except in states which do not recognize Subchapter S corporation status. In connection with the IPO, these subsidiaries became subject to federal and state income taxes. The amounts shown as income taxes for the year ended December 31, 1996 consisted principally of foreign taxes and a one-time charge of $0.8 million related to the establishment of deferred taxes in connection with the change in tax status.

  Minority Interests

       Minority interests of $0.2 million and $1.7 million for the years ended December 31, 1997 and 1996, respectively, represent the portion of income of the Company's subsidiaries attributable to equity ownership not held by the Company. In addition to the minority interests of certain foreign entities, the minority interest amount for the year ended December 31, 1996 includes a 50% minority interest in Am-Source, Inc. through December 18, 1996, the date the Company acquired the 50% not previously owned.


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
  Percentage of Net Sales

                                                        Years Ended December 31,
                                                        ------------------------
                                                             1996      1995
                                                            -----     -----
Net sales                                                   100.0%    100.0%
Cost of sales                                                64.3      64.9
                                                            -----     -----
  Gross profit                                               35.7      35.1
Operating expenses:
  Selling expenses                                            6.1       7.4
  General and administrative expenses                        10.0       9.1
  Art and development costs                                   2.7       2.5
  Non-recurring compensation in connection with the IPO       8.1
  Special bonuses                                             2.2       1.5
                                                            -----     -----
Total operating expenses                                     29.1      20.5
                                                            -----     -----
  Income from operations                                      6.6      14.6
Interest expense, net                                         3.4       3.4
Other expense (income), net                                   0.2      (0.2)
                                                            -----     -----
  Income before income taxes and minority interests           3.0      11.4
Income taxes                                                  1.0       0.4
Minority interests                                            0.9       0.6
                                                            -----     -----
  Net income                                                  1.1%     10.4%
                                                            =====     =====

  Net Sales

       Net sales for the year ended December 31, 1996 were $192.7 million, an increase of 15.1% over the year ended December 31, 1995 in which net sales were $167.4 million. Increased sales to national accounts, principally party superstores, accounted for $21.9 million or 87% of this increase. Also contributing to this sales increase was the impact of the Company's marketing strategy of continually offering new products as well as new designs and themes for existing products. In 1996, the Company's product line included approximately 14,000 SKUs compared with approximately 13,400 SKUs in 1995. Selling price increases related to core products (paper plates, cups, cutlery, napkins and tablecovers) in response to higher paper costs accounted for approximately 6 percentage points of the 15.1% increase in net sales between the periods. Increased sales to international customers accounted for $3.3 million of the increase in net sales.

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

  Non-recurring Compensation

       In conjunction with the IPO, the Company recorded non-recurring compensation of $15.5 million in 1996 related to stock and cash payments of $12.5 million to certain executives in connection with the termination or modification of employment agreements and $3.0 million for the establishment of an ESOP for the benefit of the employees of Amscan Inc. and the payment of stock bonuses to certain of such employees.

Special Bonuses

       Special bonuses, which were based entirely upon the Company's pre-tax income, increased by $1.6 million for the year ended December 31, 1996 compared to 1995. The employment agreements which gave rise to these bonuses were substantially modified in December 1996 to eliminate these special bonus payments in the future.

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

  Minority Interests

       Minority interests represent the portion of income of the Company's subsidiaries attributable to equity ownership not held by Amscan Holdings, Inc. In addition to the minority interests of certain foreign entities, these amounts include the minority interest of Am-Source, Inc. through December 18, 1996, the date the Company acquired the 50% not previously owned.

Liquidity and Capital Resources

       The Company financed its growth through December 18, 1996 principally through cash flow generated from operations, the use of operating leases, increases in its revolving line of credit borrowings and increases in long-term debt. On December 18, 1996, the Company completed the IPO of 4,000,000 shares of its Common Stock and used the net proceeds to reduce indebtedness under the Company's line of credit and to repay subordinated debt.

         On August 10, 1997, Amscan Holdings and Confetti, entered into the Merger Agreement providing for a recapitalization of Amscan Holdings in which Confetti would be merged with and into Amscan Holdings with Amscan Holdings as the surviving corporation.

         At the Effective Time the Merger was consummated pursuant to the Merger Agreement. Upon consummation of the Merger, the Company's then existing loan arrangements were repaid and terminated and 90% of its then outstanding Common Stock was repurchased. The Merger was financed with an equity contribution of approximately $67.5 million (including contributions of Company Common Stock by certain employee stockholders and including issuances of restricted stock), $117 million from a senior term loan (the "Term Loan") provided under a bank credit agreement (the "Bank Credit Facilities") and $110 million from the issuance of 9 7/8% senior subordinated notes (the "Exchange Notes") (collectively, the "Merger Financings") (see Notes 1, 5 and 6 to the Company's 1997 audited consolidated financial statements). The Merger has been accounted for as a recapitalization and, accordingly, the historical basis of the Company's assets and liabilities has not been impacted by the Merger.

       In addition to the Term Loan, the Bank Credit Facilities provides for revolving loan borrowings of up to $50 million (the "Revolving Credit Facility") The Revolving Credit Facility has a term of five years and bears interest, at the option of the Company, at the lenders' customary base rate plus 1.25% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.25% per annum. Interest on balances outstanding under the Revolving Credit Facility are subject to adjustment in the future based on the Company's performance. At December 31, 1997, the entire $50 million was available to the Company under the Revolving Credit Facility.

       At December 31, 1997, the Company had $237.8 million of consolidated indebtedness and $95.2 million of consolidated stockholders' deficit. Based upon the current level of operations and anticipated growth, the Company anticipates that its operating cash flow, together with available borrowings under the Revolving Credit Facility, will be adequate to meet its anticipated future requirements for working capital and operating expenses, to permit potential acquisitions and to service its debt requirements as they become due. However, the Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness (including the Exchange Notes) and to satisfy its other obligations will depend upon its future performance, which, to a certain extent, will be subject to general economic, financial, competitive, business and other factors beyond its control.

       The Merger Financings may affect the Company's ability to make future capital expenditures. However, management believes that additions to plant and equipment during the past three years provide adequate capacity to support its operations for at least the next 12 months. As of December 31, 1997, the Company did not have material commitments for capital expenditures.


  Cash Flow Data -- Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

       Net cash provided by operating activities decreased by 8.1 million to $4.2 million during the year ended December 31, 1997 from $12.3 million during the year ended December 31, 1996 as a result of expenses incurred in connection with the recapitalization of the Company, the change in the Company's tax status in December 1996 and growth in the Company's inventories and accounts receivable. Net cash used in investing activities of $10.1 million increased by $2.5 million from 1996, reflecting increased capital expenditures. During the year ended December 31, 1997, net cash provided by financing activities of $116.0 million included net proceeds of $4.5 million from the issuance of Common Stock to cover the over-allotments provided for in the IPO underwriting agreement, a contribution to capital by the Estate of $7.5 million and proceeds of $61.9 million from the issuance of Common Stock in connection with the Merger, proceeds of the Merger Financings of $237.8 million and related payments to repurchase the Company's Common Stock of $142.7 million. In addition, during 1997, the Company repaid indebtedness of $51.8 million. During the year ended December 31, 1996, net cash used in financing activities of $6.0 million included increased distributions to stockholders of $17.2 million, repayment of bank debt and indebtedness to the Principal Stockholder of $29.1 million, partially offset by net proceeds of $43.3 million from the IPO.

       During 1996, the Company used net proceeds from the IPO to repay debt owed to the banks and to Mr. Svenningsen. The Company used $8.9 million of the cash in 1996 to fund its working capital needs, which consisted primarily of increases in accounts receivable and deposits on machinery and equipment.

       During 1996 the Company distributed $23.4 million to Mr. Svenningsen. Approximately $1.4 million of the distributions in 1996 were reinvested in the Company as debt payable to stockholders. The distributions in 1996 were funded by net proceeds from the IPO and represented accumulated earnings and the return of previously provided capital.

       In 1997 and 1996, the Company acquired machinery and equipment totaling $10.3 million and $11.0 million, respectively. The Company financed the acquisitions using long-term debt, borrowings under the Company's revolving credit facility and capital leases.

  Balance Sheet Data -- December 31, 1997 Compared to December 31, 1996

       The increase in cash and the amount due to stockholders at December 31, 1997, represents $93.2 million cash consideration owed to stockholders for their shares of Common Stock which is subject to payment in accordance with the exchange provisions in the Merger Agreement. Substantially all the consideration was paid subsequent to December 31, 1997 and through the date hereof.

       Accounts receivable, net, increased $7.5 million to $44.8 million at December 31, 1997 from $37.4 million at December 31, 1996. The increase in accounts receivable is primarily attributable to the growth in third and fourth quarter sales of seasonal merchandise which customarily have extended payment terms.

       Inventories, net, increased $6.0 million to $51.7 million at December 31, 1997 from $45.7 million at December 31, 1996, reflecting the expansion of the Company's product line as well as increased inventory levels considered necessary to meet anticipated sales growth.

       Deposits and other current assets decreased $3.3 million to $8.1 million at December 31, 1997 from December 31, 1996, as deposits placed in 1996 for the acquisition and lease of various manufacturing, warehouse and office equipment and computer software were utilized in 1997.

       Property, plant and equipment, net increased $4.2 million to $38.9 million at December 31, 1997 from $34.7 million at December 31, 1996. This increase is primarily due to manufacturing, warehouse and computer equipment acquired, partially offset by depreciation.

       Other assets increased $4.3 million to $6.5 million at December 31, 1997 from $2.2 million at December 31, 1996 as a result of the deferral of financing costs of $5.5 million related to the Merger Financings, which was partially offset by a reduction in a note receivable from a supplier.

       The changes in the loans and notes payable, long-term obligations and stockholders' equity account balances from December 31, 1996 to December 31, 1997 reflect the recapitalization of the Company as a result of the Merger.

  Cash Flow Data -- Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

       Net cash provided by operating activities increased by $7.6 million to $12.3 million in the year ended December 31, 1996 from $4.7 million in the year ended December 31, 1995 as a result of the decreased rate of growth in inventories and other assets, partially offset by increases in deposits paid on purchased equipment and a decrease in net income before depreciation and amortization. Net cash used in investing activities of $7.6 million increased by $3.1 million from 1995 because of increased capital expenditures. Net cash used in financing activities increased by $6.1 million to $6.0 million in 1996 due to increases in stockholder distributions, repayment of bank debt and subordinated debt partially offset by net proceeds from the IPO.

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

       In 1996, the Company distributed $23.4 million, compared to $11.0 million in 1995, to stockholders, of which $1.4 million in 1996 and $4.0 million in 1995 was reinvested in the Company as debt payable to stockholders. The distributions in 1996 were funded by net proceeds from the IPO and represented accumulated earnings and the return of previously provided capital.

       In 1996 and 1995, the Company acquired $11.0 million and $4.5 million, respectively, of machinery and equipment, which was financed by long-term debt and borrowings under the Company's revolving credit facility, and entered into operating leases for additional machinery and equipment totaling $10.8 million in 1996 and $7.4 million in 1995.

Recently Issued Accounting Standards

       In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes requirements for reporting and display of comprehensive income. The new standard becomes effective for the Company's fiscal year 1998 and requires reclassification of earlier financial statements for comparative purposes.

       In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and requires disclosure of selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Company's fiscal year 1998 and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company does not believe any substantial changes to its disclosures will be made at the time SFAS No. 131 is adopted.

      In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The Statement supercedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 132 addresses disclosure issues only and does not change the measurement or recognition provisions specified in those Statements. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997.

       Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.

Impact of Year 2000

         Several of the Company's older computer programs have time sensitive software that will not recognize the year 2000 and, if not addressed, could cause disruptions to the

Company's normal business operations. The Company has completed an assessment of its software and estimates the cost to upgrade its software to be Year 2000 compliant will not be significant. Most of this cost will be recognized over the life of the new software. To date, the Company has not incurred significant expenses associated with the Year 2000 issue.

         The Company expects to complete the upgrade of its principal software not later than December 31, 1998 and believes that the Year 2000 issue will not pose significant operational problems for its computer systems. However, there can be no guarantee that the estimated cost and completion dates will be achieved and the actual results could differ materially from those anticipated.

Quarterly Results

       As a result of the seasonal nature of certain of the Company's products, the quarterly results of operations may not be indicative of those for a full year. Third quarter sales are generally the highest of the year due to a combination of increased sales to consumers of the Company's products during summer months as well as initial shipments of seasonal holiday merchandise as retailers build inventory. Conversely, fourth quarter sales are generally lower as retailers sell through inventories purchased during the third quarter. The overall growth rate of the Company's sales in recent years has offset, in part, this sales variability. Promotional activities, including special dating and pricing terms, particularly with respect to Halloween and Christmas products, result in generally lower margins and profitability in the fourth quarter, as well as higher accounts receivables balances and associated higher interest costs to support these balances. The following table sets forth the historical net sales, gross profit, income (loss) from operations and net income (loss) of the Company for 1997 and 1996 by quarter.

                                                                      Quarter Ended
                                              March 31         June 30       September 30       December 31
                                              --------         -------       ------------       -----------
1997
Net sales                                     $53,176           $49,225         $58,885           $ 48,645
Gross profit                                   18,766            17,671          21,389             15,534
Income (loss) from operations                  10,029             9,306          11,777            (19,615)(a)
Net income (loss)                               5,302             4,976           6,623            (17,083)(a)

1996
Net sales                                     $47,258           $45,714         $54,036           $ 45,697
Gross profit                                   16,855            17,527          19,765             14,645
Income (loss) from operations                   7,586             7,563           9,223            (11,614)(b)
Net income (loss)                               5,793             5,120           7,182            (15,968)(b)

(a) Included in fourth quarter results in 1997 are non-recurring expenses relating to the Merger of $22.1 million comprised of $11.7 million in transaction costs, $7.5 million compensation payment to an officer, $1.9 million for the redemption of Company stock options and $1.0 million of debt retirement costs.

(b) Included in fourth quarter results in 1996 are non-recurring compensation expenses of $15.5 million, including stock and cash payments of $12.5 million to certain executives in connection with the termination or modification of prior employment agreements and

      $3.0 million for the establishment of an ESOP for the benefit of the employees of Amscan Inc. and the payment of stock bonuses to certain of such employees.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

       The Company has interest rate risk associated with variable rate indebtedness. The Company utilizes off-balance sheet financial instruments to manage the market risk associated with fluctuations in interest rates. It is the Company's policy to use derivative financial instruments to protect against market risk arising in the normal course of business. Company policies prohibit the use of derivative instruments for the purpose of trading for profit on price fluctuations or contracts which intentionally increase the Company's underlying exposure.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

          Set forth below are the names, ages and positions with the Company of the persons who are currently serving as directors and executive officers of the Company.

         Name                         Age   Position
         Terence M. O'Toole           39    Director, Chairman of the Board
         Sanjeev K. Mehra             38    Director
         Joseph P. DiSabato           31    Director
         Gerald C. Rittenberg         45    Chief Executive Officer
         James M. Harrison            46    President, Chief Financial Officer and Treasurer
         William S. Wilkey            41    Senior Vice President -- Sales and Marketing

       Terence M. O'Toole is a Managing Director of Goldman, Sachs & Co. in the Principal Investment Area. He joined Goldman Sachs in 1983. He is a member of Goldman Sachs' Investment Committee. Mr. O'Toole serves on the Board of Directors of AMF Bowling, Inc., Insilco Corporation, 21st Century Newspapers, Inc., Western Wireless Corporation and several other privately held companies on behalf of Goldman Sachs.

       Sanjeev K. Mehra is a Managing Director of Goldman, Sachs & Co. in the Principal Investment Area. He joined Goldman Sachs in 1986. He is a Director of the Stone Street and Bridge Street Funds, private equity funds affiliated with Goldman Sachs for the benefit of its employees. Mr. Mehra serves on the Board of Directors of Great Plains Software, Inc. and several other privately held companies on behalf of Goldman Sachs.

       Joseph P. DiSabato is an Associate of Goldman, Sachs & Co. in the Principal Investment Area. He joined Goldman Sachs in 1988, worked as a Financial Analyst until 1991, and returned in 1994 as an Associate.

       Gerald C. Rittenberg became Chief Executive Officer upon consummation of the Merger. Prior to that time, Mr. Rittenberg served as the President of the predecessor to the Company, Amscan Inc., since April 1996, and served as President of the Company from the time of its formation in October 1996. From May 1997 until December 1997, Mr. Rittenberg served as Acting Chairman of the Board. From 1991 to April 1996, he was Executive Vice President -- Product Development of Amscan Inc.

       James M. Harrison became President, Chief Financial Officer and Treasurer upon consummation of the Merger. Prior to that time, Mr. Harrison served as the Chief Financial Officer of the predecessor to the Company, Amscan Inc., since August 1996 and served as Chief Financial Officer and Secretary of the Company since February 1997. From 1993 to 1995, Mr. Harrison was the Executive Vice President, Chief Operating Officer, Secretary, Treasurer and a member of the Board of Directors of The C.R. Gibson Company, a manufacturer and distributor of paper gift products. From 1988 to 1993, Mr. Harrison was the Chief Financial Officer of The C.R. Gibson Company.

       William S. Wilkey joined the Company in 1990 and has served as the Senior Vice President -- Sales and Marketing of Amscan Inc. since 1992.

Item 11. Executive Compensation

Summary Compensation Table

       The following table sets forth information concerning the compensation earned for the past three years for the Company's former and current Chief Executive Officer and each other executive officer of the Company as of December 31, 1997 whose aggregate salary and bonus for 1997 exceeded $100,000. The amounts shown include compensation for services in all capacities that were provided to the Company or its Subsidiaries. Unless otherwise indicated, amounts shown were paid by the Company's principal Subsidiary, Amscan Inc. Information for 1996 with respect to Company Common Stock relates to the Company Common Stock prior to the consummation of the Merger.

                                                                                       Long Term
                                                                                      Compensation
                                                                                      ------------
                                                                                    No. of Securities
                                                                                       Underlying
Name and Principal Position   Year             Salary       Bonus (a)       Other    Options Granted    All Other Compensation (c)
---------------------------   ----             ------       ---------       -----   ------------------  --------------------------
John A. Svenningsen           1997            $126,953                                                         $ 4,219
  Former Chief Executive      1996             315,609           (d)                                             5,939
  Officer and Chairman        1995             289,399           (d)                                            10,614

Gerald C. Rittenberg          1997            $220,000                                      16.648(j)          $ 3,763
  Chief Executive Officer     1996             211,000    $2,800,000(e)                                         21,895
                              1995             200,269     1,682,000(e)                                          4,317

James M. Harrison             1997            $215,000      $255,000       $176,041(h)      16.268(k)          $ 3,763
  President, Chief Financial  1996(g)           62,500        50,000                        50,000(b)
  Officer and Treasurer

William S. Wilkey             1997            $200,000      $210,000       $352,082(i)      16.441(l)          $ 3,763
  Senior Vice President       1996             181,000     1,036,000(f)                    100,000(b)           21,679
  and Marketing               1995             172,500       757,000(f)                                          4,317

(a) Represents amounts earned with respect to the years indicated, whether paid or accrued.

(b) Reflects stock options on shares of Company Common Stock ("Company Stock Options") granted pursuant to the 1996 Stock Option Plan for Key Employees (the "Prior Stock Plan") at an exercise price equal to the fair market value on the date of grant.

(c) Represents contributions by the Company under the Profit Sharing & Savings Plan maintained by the Company's principal Subsidiary, Amscan Inc., and under the ESOP, as well as insurance premiums paid by the Company with respect to term life insurance for the benefit of the named executive officer.

(d) Prior to the IPO, which was consummated in December 1996, certain entities which are now subsidiaries of the Company elected to be taxed as Subchapter S corporations under the Internal Revenue Code. Mr. Svenningsen received $11,009,000 and $15,841,000 from such entities in 1995 and 1996, respectively. Such amounts represented distributions to him as an Subchapter S corporation stockholder and, with respect to 1996, additional distributions of accumulated capital and previously-taxed earnings in conjunction with the IPO.

(e) Represents bonuses earned by Mr. Rittenberg pursuant to his prior employment agreement with Amscan Inc. which terminated in December 1996 in connection with the IPO.

(f) Represents bonuses earned by Mr. Wilkey pursuant to an employment agreement with Amscan Inc. which expired on December 31, 1996.

(g) Mr. Harrison became an employee and Chief Financial Officer of Amscan Inc. on August 1, 1996.

(h) Represents a cash bonus paid to Mr. Harrison at the Effective Time in connection with the conversion by Mr. Harrison of his 50,000 Company Stock Options into the Rollover Options to purchase 2.394 shares of Company Common Stock.

(i) Represents a cash bonus paid to Mr. Wilkey at the Effective Time in connection with the conversion by Mr. Wilkey of his 100,000 Company Stock Options into the Rollover Options to purchase 4.787 shares of Company Common Stock.

(j) Represents the New Options granted to Mr. Rittenberg immediately following the Effective Time.

(k) Represents the New Options and the Rollover Options granted to Mr. Harrison immediately following the Effective Time.

(l) Represents the New Options and the Rollover Options granted to Mr. Wilkey immediately following the Effective Time.

  Option Grants Table

     The following table sets forth information concerning stock options which were granted during 1997 to the executive officers named in the Summary Compensation Table. The options were granted in connection with the transactions contemplated by the Merger pursuant to the terms of the Options Documents (as defined in "Employment Agreements" below). No options were granted pursuant to the Prior Stock Plan. Information with respect to options relates to options on the Company Common Stock at December 31, 1997.




                                                                                         Potential Realizable Value at
                                                                                            Assumed Annual Rates of
                                                                                          Stock Price Appreciation for
                                      % of                                                         Option Term
                  Number of        Total Options                                        ------------------------------
                 Securities         Granted to
                 Underlying        Employees in               Market
                   Options            Fiscal     Exercise      Price       Expiration
   Name          Granted (1)           Year       Price      of Grant(2)      Date            5%            10%
   ----          -----------           ----       -----      -----------      ----            --            ---
 Gerald C.                                                                December 19,
 Rittenberg          16.648            16.5      $75,000       $75,000       2007         $785,236      $1,989,952

 James M.                                                                 December 19,
 Harrison            13.874            13.7      $75,000       $75,000       2007         $654,395      $1,658,373

                      2.394             2.4      $54,545       $75,000    December 19,
                                                                             2007         $161,887        $335,126

 William S.                                                               December 19,
 Wilkey              11.654            11.5      $75,000       $75,000       2007         $549,684      $1,393,014

                                                                          December 19
                      4.787             4.7      $54,545       $75,000       2007         $323,707        $670,113

(1) All New Options and Rollover Options listed in this column become exercisable ratably over five years beginning one year from the date of grant and expire ten years after the date of grant. To the extent permitted under the Internal Revenue Code, such options were incentive stock options.

(2) Assumes a fair market value of the Company Common Stock underlying the New Options and the Rollover Options of $75,000 according to the per share price paid by GSCP for the Company Common Stock in connection with the Merger.

Fiscal 1997 Year End Option Values

                                      Number of Securities                     Value of Unexercised In the Money
                                Underlying Unexercised Options                      Options at Fiscal Year End
                                ------------------------------                      --------------------------

Name                          Exercisable             Unexercisable               Exercisable          Unexercisable
----                          -----------             -------------               -----------          -------------
Gerald C. Rittenberg               0                    16.648                        0                 $     0


James M. Harrison                  0                    13.874                        0                       0

                                   0                     2.394                        0                  48,969


William S. Wilkey                  0                    11.654                        0                       0

                                   0                     4.787                        0                  97,918

      At December 31, 1997, the market price of the Company Common Stock was $75,000 per share, an amount equal to the exercise price of each of the New Options granted to Mr. Rittenberg, Mr. Harrison and Mr. Wilkey. As a result, none of the New Options was "in the money" at December 31, 1997. The exercise price of each of the Rollover Options granted to Mr. Harrison and Mr. Wilkey was $54,545 per share. As a result, all of the Rollover Options were "in the money" at December 31, 1997. No Company Stock Options were exercised in the most recent fiscal year.

       For a further description of the New Options and Rollover Options granted to the executives named in the Summary Compensation Table in connection with the Merger, see "Employment Arrangements" below.

Employment Arrangements

       Employment Agreement with Gerald C. Rittenberg. Under the Employment Agreement between the Company and Gerald C. Rittenberg, dated as of August 10, 1997 (the "Rittenberg Employment Agreement"), Mr. Rittenberg serves as Chief Executive Officer of the Company for a three-year period commencing at the Effective Time (an "Initial Term"), which term will be extended automatically for successive additional one-year periods (each an "Additional Term"), unless either the Company gives Mr. Rittenberg, or Mr. Rittenberg gives the Company, written notice of the intention not to extend the term no less than twelve months prior to the end of the Initial Term or Additional Term, whichever is then in effect. Mr. Rittenberg will receive during the Initial Term an annual base salary of $295,000 which will be increased by 5% at the beginning of each Additional Term. During Mr. Rittenberg's Initial Term and any Additional Term, Mr. Rittenberg will be eligible for an annual bonus for each calendar year comprised of (i) a non-discretionary bonus equal to 50% of his annual base salary if certain operational and financial targets determined by the Board of Directors in consultation with Mr. Rittenberg are attained, and (ii) a discretionary bonus awarded in the sole discretion of the Board of Directors. The Rittenberg Employment Agreement also provides for other customary benefits including incentive, savings and retirement plans, paid vacation, health care and life insurance plans, and expense reimbursement.

       Under the Rittenberg Employment Agreement, if Mr. Rittenberg's employment were to be terminated by the Company other than for cause, death or disability, the Company would be obligated to pay Mr. Rittenberg a lump sum cash payment in an amount equal to the sum of (1) accrued unpaid salary, earned but unpaid bonus for any prior year, any deferred compensation and accrued but unpaid vacation pay (collectively, "Accrued Obligations") plus (2) severance pay equal to his annual base salary, provided, however, that in connection with a termination by the Company other than for cause following a Sale Event (as defined below), such severance pay will be equal to Mr. Rittenberg's annual base salary multiplied by the number of years the Company elects as the Restriction Period (as defined below) in connection with the non-competition provisions. Upon termination of Mr. Rittenberg's employment by the Company for cause, death, disability or if he terminates his employment, Mr. Rittenberg will be entitled to his unpaid Accrued Obligations. Additionally, upon termination of Mr. Rittenberg's employment during his Initial Term or any Additional Term (1) by the Company other than for cause or (2) by reason of his death or disability, or if the Initial Term or any Additional Term is not renewed at its expiration (other than for cause), the Rittenberg Employment Agreement provides for payment of a prorated portion of the bonus to which Mr. Rittenberg would otherwise have been entitled.

       The Rittenberg Employment Agreement also provides that during his Initial Term, any Additional Term and during the three-year period following any termination of his employment (the "Restriction Period"), Mr. Rittenberg shall not participate in or permit his name to be used or become associated with any person or entity that is or intends to be engaged in any business which is in competition with the business of the Company, or any of its subsidiaries or controlled affiliates, in any country in which the Company or any of its subsidiaries or controlled affiliates operate, compete or are engaged in such business or at such time intend to so operate, compete or become engaged in such business (a "Competitor"), provided, however, that if Mr. Rittenberg's employment is terminated by the Company other than for cause following a Sale Event, the Restriction Period will be instead a one, two or three-year period at the election of the Company. For purposes of the Rittenberg Employment Agreement, "Sale Event" means either (1) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) that is a Competitor (as defined in the Rittenberg Employment Agreement), other than GSCP and its affiliates, of a majority of the outstanding voting stock of the Company or (2) the sale or other disposition (other than by way of merger or consolidation) of all or substantially all of the assets of the Company and its subsidiaries taken as a whole to any person or group of persons that is a Competitor, provided, however, that an underwritten initial public offering of shares of Company Common Stock pursuant to a registration statement under the Securities Act will not constitute a Sale Event. The Rittenberg Employment Agreement also provides for certain other restrictions during the Restriction Period in connection with (a) the solicitation of persons or entities with business relationships with the Company and (b) inducing any employee of the Company to terminate their employment or offering employment to such persons, in each case subject to certain conditions.

       Pursuant to the Rittenberg Employment Agreement, Mr. Rittenberg contributed to Confetti immediately prior to the Effective Time, 272,728 shares of Company Common Stock in exchange for 60.0 shares of Confetti Common Stock, having an aggregate value equal to 272,728 times the Cash Consideration of $16.50 per share, or approximately $4.5 million, which shares of Confetti Common Stock were valued at the purchase price for which GSCP purchased common shares of Confetti immediately prior to the Effective Time (the "New Purchase Price"). At the Effective Time, such shares of Confetti Common Stock were converted into 60.0 shares of Company Common Stock as the surviving company in the Merger (as converted, the "Rollover Stock").

       Also pursuant to the Rittenberg Employment Agreement, following the Effective Time, Mr. Rittenberg was granted options ("New Options") to purchase
16.648 shares of Company Common Stock. The New Options were granted pursuant to a new stock incentive plan and related option agreement (together, the "Option Documents"), which were adopted by the Company following the Effective Time. Such New Options vest in equal annual installments over a five-year period and are subject to forfeiture upon termination of Mr. Rittenberg's employment if not vested and exercised within certain time periods specified in the Option Documents. Unless sooner exercised or forfeited as provided in the Option Documents, the New Options will expire on the tenth anniversary of the Effective Time.

       Mr. Rittenberg is not permitted to sell, assign, transfer, pledge or otherwise encumber any New Options, shares of Rollover Stock or shares of Company Common Stock acquired upon exercise of the New Options, except as provided in the Stockholders' Agreement and the Option Documents, and the shares of Rollover Stock and shares of Company Common Stock acquired upon exercise of the New Options are subject to the terms of the Stockholders' Agreement.

       At the Effective Time, the Rittenberg Employment Agreement replaced and superseded Mr. Rittenberg's former employment agreement with the Company.

       Employment Agreement with James M. Harrison. Under the Employment Agreement, dated August 10, 1997, by and between the Company and James M. Harrison (the "Harrison Employment Agreement"), Mr. Harrison serves as President of the Company for a three-year Initial Term at an annual base salary of $275,000. The Harrison Employment Agreement contains provisions for Additional Terms, salary increases during any Additional Term, non-discretionary and discretionary bonus payments, severance, other benefits, definitions of cause and disability, and provisions for non-competition and non-solicitation similar to those in the Rittenberg Employment Agreement, with the exception of the provision for an election by the Company of a one, two or three-year Restriction Period following a Sale Event; under the Harrison Employment Agreement, the Restriction Period is fixed at three years and severance pay is fixed at one year's annual base salary. In addition, the Harrison Employment Agreement provides that Mr. Harrison's bonus for the 1997 calendar year will be equal to the bonus that would have been payable to him in accordance with the relevant terms of his current employment agreement with the Company, without taking into account any incremental financing or transaction costs attributable to the Merger as determined in good faith by the Board. The Harrison Employment Agreement also provides that Mr. Harrison will receive a bonus payment of $105,000 on March 15, 1998, in addition to any other bonus payable.

       Pursuant to the Harrison Employment Agreement, following the Effective Time, Mr. Harrison was granted New Options to purchase 13.874 shares of Company Common Stock. Such New Options were granted on terms similar to those granted pursuant to the Rittenberg Employment Agreement.

       Additionally, under the Harrison Employment Agreement, Mr. Harrison converted, as of the Effective Time, his Company Stock Options to purchase 50,000 shares of Company Common Stock into options ("Rollover Options") to purchase 2.394 shares of Company

Common Stock. The Rollover Options have an exercise price per share (the "Rollover Exercise Price") equal to $54,545. Mr. Harrison also received at the Effective Time a cash bonus equal to $176,041 in connection therewith. The Rollover Options were granted pursuant to the Option Documents and on the same terms as the New Options.

       Pursuant to the Harrison Employment Agreement, Mr. Harrison was granted immediately prior to the Effective Time, 15.0 shares of Confetti Common Stock (the "Restricted Stock"), having an aggregate value of $1,125,000, based on the New Purchase Price, which shares were converted in the Merger into 15.0 shares of Company Common Stock. During the Stock Restricted Period (as defined below), the Restricted Stock will be forfeitable and may not be sold, assigned, transferred, pledged or otherwise encumbered by Mr. Harrison. For purposes of the Harrison Employment Agreement, the "Stock Restricted Period" means the period beginning on the date of grant of the Restricted Stock and ending on the earliest of (i) the occurrence of an IPO (as such term is defined in the Stockholders' Agreement); (ii) immediately prior to the consummation of a transaction or series of transactions, approved by the Board of Directors, pursuant to which a person, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act, other than Goldman Sachs or any of its affiliates, acquires a majority of the outstanding voting stock of the Company; and (iii) the termination of Mr. Harrison's employment with the Company, (1) because of his death, (2) by the Company without cause, (3) by Mr. Harrison because of the Company's material breach of its obligations under the Harrison Employment Agreement, (4) by Mr. Harrison if the Company imposes on him duties or work conditions materially burdensome to him which are inconsistent with his prior duties and work conditions or (5) because of Mr. Harrison's disability; provided, however, that the Stock Restricted Period ended with respect to 25% of the shares of Restricted Stock on January 1, 1998 and with respect to the remaining 75%, in equal installments on January 1 of each of the years 1999 through 2007. Pursuant to the Harrison Employment Agreement, upon the voluntary or involuntary termination of Mr. Harrison's employment during the Stock Restricted Period for any reason other than a reason listed in clause (iii) of the preceding sentence, all shares of Restricted Stock (with respect to which the Stock Restricted Period has not then ended) will be forfeited and returned to the Company without payment.

       Mr. Harrison is not permitted to sell, assign, transfer, pledge or otherwise encumber any New Options, Rollover Options, shares of Restricted Stock or shares of Company Common Stock acquired upon exercise of the New Options or Rollover Options (in either case, "Option Shares"), except as provided in the Stockholders' Agreement and the Option Documents, and the shares of Restricted Stock and Option Shares will be subject to the terms of the Stockholders' Agreement.

       At the Effective Time, the Harrison Employment Agreement replaced and superseded Mr. Harrison's former employment agreement with the Company, dated as of February 1, 1997 (the "Prior Harrison Employment Agreement"). At that time, in consideration and in full satisfaction, and in lieu of the payment of any Bonus (other than as set forth above) or Sale Bonus (as such terms are defined in the Prior Harrison Employment Agreement), the Company paid to Mr. Harrison, immediately after the Effective Time, $270,000 in cash. The Harrison Employment Agreement also provides that none of the Merger or other transactions and arrangements contemplated by the Merger Agreement, the Stockholders' Agreement, the Voting Agreement and the Harrison Employment Agreement would be or result in or give rise to any change of control or potential change of control under or constitute good reason for Mr. Harrison terminating the Prior Harrison Employment Agreement.

       Stock and Option Agreement with William S. Wilkey. Pursuant to a Stock and Option Agreement, dated as of August 10, 1997, by and between the Company and William S. Wilkey (the "Wilkey Agreement"), Mr. Wilkey contributed to the Company immediately after the Effective Time $500,000 in cash in exchange for
6.67 shares of Company Common Stock ("New Stock") valued at the New Cost Per Share. Mr. Wilkey made payment to the Company for the New Stock immediately after the Effective Time and borrowed the funds for such payment from the Company. Such borrowing is evidenced by a personal full recourse note maturing on March 15, 2001, accruing interest at 6.65%, compounded annually, and payable in annual payments of principal and interest equal to one-quarter of any bonus Mr. Wilkey receives from the Company (provided, that the first such payment will be made from any bonus corresponding to the 1998 calendar year), with any portion of the note remaining at maturity payable at maturity. Mr. Wilkey also entered into a related stock pledge agreement with the Company.

       Also pursuant to the Wilkey Agreement, following the Effective Time, Mr. Wilkey was granted New Options to purchase 11.654 shares of Company Common Stock. Such New Options were granted on terms similar to those granted pursuant to the Rittenberg Employment Agreement.

       Additionally, Mr. Wilkey converted, as of the Effective Time, his Company Stock Options to purchase 100,000 shares of Company Common Stock into Rollover Options to purchase 4.787 shares of Company Common Stock. The Rollover Options have a Rollover Exercise Price equal to $54,545. Mr. Wilkey also received at the Effective Time a cash bonus equal to $352,082 in connection therewith. The Rollover Options were granted pursuant to the Option Documents and on the same terms as the New Options.

       Mr. Wilkey will not be permitted to sell, assign, transfer, pledge or otherwise encumber any New Options, Rollover Options, shares of New Stock or Option Shares, except as provided in the Stockholders' Agreement and the Option Documents, and the shares of New Stock and Option Shares are subject to the terms of the Stockholders' Agreement.

       The Wilkey Agreement is not intended to, and does not, supersede, amend, modify or replace Mr. Wilkey's employment agreement with the Company, dated as of October 4, 1996 (the "Wilkey Employment Agreement"), which, except for certain provisions thereof relating to option grants under the Prior Stock Plan, which plan was terminated at the Effective Time (and which provisions therefore are no longer operative), will remain in full force and effect.

       Under the terms of the Wilkey Employment Agreement, which commenced on January 1, 1997, Mr. Wilkey is employed as Senior Vice President -- Sales and Marketing of the Company for a period of five years. Mr. Wilkey received an initial base salary of $200,000 for 1997, which will be increased by 5% each successive year during the term of the agreement. In addition, Mr. Wilkey is entitled to receive an annual bonus which will be determined by a formula which takes into account the amount by which sales and profits are increased on a year to year basis. Mr. Wilkey's agreement also provides that upon termination of employment he may not for a period of three years be employed by, or associated in any manner with, any business which is competitive with the Company. The Wilkey Employment Agreement may be terminated by the Company upon the death or permanent disability of Mr. Wilkey or for "cause".

       Other Employment Matters. The Company has agreed in the Merger Agreement that, for a period of at least two years from the Effective Time, subject to applicable law, the Company and its subsidiaries will provide benefits to their employees as a group (and not necessarily on an individual-by-individual or group-by-group basis) that will, in the aggregate, be similar to those currently provided by the Company and its subsidiaries to their employees.

Amscan Holdings, Inc. 1997 Stock Incentive Plan

       Following consummation of the Merger, the Company adopted the Amscan Holdings, Inc. 1997 Stock Incentive Plan (the "Stock Incentive Plan") under which the Company may grant incentive awards in the form of shares of Company Common Stock ("Restricted Stock Awards"), options to purchase shares of Company Common Stock ("Company Stock Options") and stock appreciation rights ("Stock Appreciation Rights") to certain directors, officers, employees and consultants ("Participants") of the Company and its affiliates. The total number of shares of Company Common Stock initially reserved and available for grant under the Stock Incentive Plan is 120 shares. A committee of the Company's board of directors (the "Committee"), or the board itself in the absence of a Committee, is authorized to make grants and various other decisions under the Stock Incentive Plan. Unless otherwise determined by the Committee, any Participant granted an award under the Stock Incentive Plan must become a party to, and agree to be bound by, the Stockholders' Agreement.

       Company Stock Option awards under the Stock Incentive Plan may include incentive stock options, nonqualified stock options, or both types of Company Stock Options, in each case with or without Stock Appreciation Rights. Company Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Committee, have a term of ten years. Upon a Participant's death or when the Participant's employment with the Company or the applicable affiliate of the Company, is terminated for any reason, such Participant's previously unvested Company Stock Options are forfeited and the Participant or his or her legal representative may, within three months (if termination of employment is for any reason other than death) or one year (in the case of the Participant's death), exercise any previously vested Company Stock Options. Stock Appreciation Rights may be granted in conjunction with all or part of any Company Stock Option award, and are exercisable, subject to certain limitations, only in connection with the exercise of the related Company Stock Option. Upon termination or exercise of the related Company Stock Option, Stock Appreciation Rights terminate and are no longer exercisable. Stock Appreciation Rights are transferable only with the related Company Stock Options.

       Unless otherwise provided in the related award agreement or, if applicable, the Stockholders' Agreement, immediately prior to certain change of control transactions described in the Stock Incentive Plan, all outstanding Company Stock Options and Stock Appreciation Rights will, subject to certain limitations, become fully exercisable and vested and any restrictions and deferral limitations applicable to any Restricted Stock Awards will lapse.

       The Stock Incentive Plan will terminate ten years after its effective date; however, awards outstanding as of such date will not be affected or impaired by such termination. The Company's board of directors and the Committee have authority to amend the Stock Incentive Plan and awards granted thereunder, subject to the terms of the Stock Incentive Plan.

Compensation of Directors

       The Company currently does not compensate its directors other than for expense reimbursement. During 1997, until the Effective Time of the Merger, the Company compensated directors who were not employees of the Company in the amount of $1,000 for each meeting of the Board of Directors attended and $1,000 for each meeting of the Audit Committee and Nominating Committee attended.

Stock Performance Graph

       The Company Common Stock was traded on the NASDAQ National Market during the period from December 19, 1996 to the Effective Time. As of December 31, 1997, the Company Common Stock was not publicly traded. For this reason a graph indicating the relative performance of the Company Common Stock price to other standard measures has not been included since it would provide no meaningful information.

Compensation Committee Policies

       During 1997, until the Effective Time of the Merger, compensation of executive officers of the Company was paid according to the terms of then existing employment agreements of the Chief Executive Officer and of each executive officer of the Company named in the Summary Compensation Table. Following the Effective Time, such compensation was paid according to the New Employment Agreements entered into by each such executive officer with the Company in conjunction with the Merger. As a result, the Compensation Committee did not make any decisions in 1997 in connection with compensation paid to the Chief Executive Officer and each of the executive officers of the Company named in the Summary Compensation Table.

Compensation Committee Interlocks and Insider Participation

       John A. Svenningsen served as a member of the Compensation Committee from the creation of the Compensation Committee in February 1997 until his death on May 28, 1997. Mr. Svenningsen served as Chairman of the Board and Chief Executive Officer. John Tugwell served as a member of the Compensation Committee from the creation of the Compensation Committee in February 1997 to the Effective Time. For a description of certain relationships and related transactions between the Company and Mr. Svenningsen and the Company and Mr. Tugwell, see "Item 13. Certain Relationships and Related Transactions".

       To the knowledge of the Company, no relationship of the type described in
Item 402(j)(3) of Regulation S-K existed during 1997 with respect to the Company.

  Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership of the Company's securities with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, and written representations from certain reporting persons that no Forms 5 were required, the Company believes that during 1997, all filing requirements under Section 16(a) applicable to its officers, directors and ten percent beneficial owners were complied with in a timely manner.


Item 12. Security Ownership of Certain Beneficial Owners and Management

       The following table sets forth certain information concerning ownership of shares of Company Common Stock by: (i) persons who are known by the Company to own beneficially more than 5% of the outstanding shares of Company Common Stock; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) all directors and executive officers of the Company as a group.

                                                  Shares of Company              Percentage
                                                     Common Stock                 of Class
Name of Beneficial Owner                          Beneficially Owned             Outstanding(a)
------------------------                          ------------------             --------------
Gerald C. Rittenberg                                      60.0                         5.9%
James M. Harrison                                         15.0                         1.5
William S. Wilkey                                          6.7                         *
Terence M. O'Toole(b)                                     --                           --
Sanjeev K. Mehra(c)                                       --                           --
Joseph P. DiSabato(d)                                     --                           --

Estate of John A. Svenningsen                            100.0                         9.9
  c/o Kurzman & Eisenberg LLP
  One North Broadway, Suite 1004
  White Plains, New York 10601

GS Capital Partners II, L.P(e)                           825.0                        81.7
  and other GSCP funds
  85 Broad Street
  New York, New York 10004

All directors and executive officers
  as a group (6 persons)                                  81.7                         8.1

(a) The amounts and percentage of Company Common Stock beneficially owned are reported on the basis of regulations of the Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power", which includes the power to vote or to direct the voting of such security, or "investment power", which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he has no economic interest. The percentage of Company Common Stock outstanding is based on the 1,010 shares of Company Common Stock outstanding as of the date hereof.

(b) Mr. O'Toole, who is a Managing Director of Goldman Sachs, disclaims beneficial ownership of the shares of Company Common Stock that are owned by GSCP and its affiliates.

(c) Mr. Mehra, who is a Managing Director of Goldman Sachs, disclaims beneficial ownership of the shares of Company Common Stock that are owned by GSCP and its affiliates.

(d) Mr. DiSabato, who is an Associate of Goldman Sachs, disclaims beneficial ownership of the shares of Company Common Stock that are owned by GSCP and its affiliates.

(e) Of the 825.0 shares of Company Common Stock beneficially owned by GSCP and its affiliates, approximately 517.6 shares are owned by GSCP II, approximately 205.8 shares are owned by GS Capital Partners II Offshore, L.P., approximately 19.1 shares are owned by Goldman, Sachs & Co. Verwaltungs GmbH as nominee for GS Capital Partners II (Germany) C.L.P., approximately 55.5 shares are owned by Stone Street Fund 1997, L.P. and approximately 27.0 shares are owned by Bridge Street Fund 1997, L.P. Each of the GSCP funds are investment partnerships that are managed by Goldman Sachs or its affiliates, which has full dispositive power with respect to the holdings of such partnerships.

*     Less than 1%

  Stockholders' Agreement

       As of the Effective Time, the Company entered into the Stockholders' Agreement with GSCP and the Estate and certain employees of the Company listed as parties thereto (including the Estate, the "Non-GSCP Investors"). The following discussion summarizes the terms of the Stockholders' Agreement which the Company believes are material to an investor in the debt or equity securities of the Company. This summary is qualified in its entirety by reference to the full text of the Stockholders' Agreement, a copy of which is filed with the Securities and Exchange Commission, and is incorporated by reference herein. The Stockholders' Agreement provides, among other things, for
(i) the right of the Non-GSCP Investors to participate in, and the right of GSCP to require the Non-GSCP Investors to participate in, certain sales of Company Common Stock by GSCP, (ii) prior to an initial public offering of the stock of the Company (as defined in the Stockholders' Agreement), certain rights of the Company to purchase, and certain rights of the Non-GSCP Investors (other than the Estate) to require the Company to purchase (except in the case of termination of employment by such Non-GSCP Investors) all, but not less than all, of the shares of Company Common Stock owned by a Non-GSCP Investor (other than the Estate) upon the termination of employment or death of such Non-GSCP Investor, at prices determined in accordance with the Stockholders' Agreement and (iii) certain additional restrictions on the rights of the Non-GSCP Investors to transfer shares of Company Common Stock. The Stockholders' Agreement also contains certain provisions granting GSCP and the Non-GSCP Investors certain rights in connection with registrations of Company Common Stock in certain offerings and provides for indemnification and certain other rights, restrictions and obligations in connection with such registrations. The Stockholders' Agreement will terminate (i) with respect to the rights and obligations of and restrictions on GSCP and the Non-GSCP Investors in connection with certain restrictions on the transfer of shares of Company Common Stock, when GSCP and its affiliates no longer hold at least 40% of the outstanding shares of Company Common Stock, on a fully diluted basis; provided that the Stockholders' Agreement will terminate in such respect in any event if the Company enters into certain transactions resulting in GSCP, its affiliates, the Non-GSCP Investors, and each of their respective permitted transferees, owning less than a majority of the outstanding voting power of the entity surviving such transaction; and (ii) with respect to the registration of Company Common Stock in certain offerings, with certain exceptions, on the earlier of (1) the date on which there are no longer any registrable securities outstanding (as determined under the Stockholders' Agreement) and (2) the twentieth anniversary of the Stockholders' Agreement.

Item 13. Certain Relationships and Related Transactions

       During 1997 the Company leased certain of its facilities from Mr. Svenningsen or from entities that Mr. Svenningsen either owned directly or in which he had a direct or indirect beneficial interest. The Company has paid rent and expenses for those facilities on terms which it believes are at least as favorable to the Company as the terms which would have been available for leases negotiated with unaffiliated persons at the inception of each lease.

       In March 1996, the Company began leasing approximately 45,000 square feet for the Company's administrative headquarters in an office building of approximately 90,000 square feet in Elmsford, New York. Prior to December 16, 1997, the building was owned by a limited liability company which is 79%-owned by a trust established for the benefit of Mr. Svenningsen's children, 20%-owned by a trust established for the benefit of Mr. Svenningsen's sister's children and 1%-owned by a corporation owned by the Estate. This lease, as amended, provided for annual rent of $1,003,000 and a term which was scheduled to expire on February 28, 2001. In July 1997, the limited liability company that owns the building entered into a purchase and sale agreement pursuant to which the Elmsford property was sold on December 16, 1997. Rent expense related to this lease was $921,000 and $948,000 for the years ended December 31, 1997 and 1996, respectively.

       During 1997 and 1996, the Company leased a 212,000 square foot warehouse in Temecula, California from Mr. Svenningsen. Rent expense related to this warehouse was $1,168,000 and $1,186,000 for the years ended December 31, 1997 and 1996, respectively. During December 1997, this lease was amended to reduce the area under lease to approximately 100,000 square feet. The lease, as amended requires future rent payments of $350,000 per year through December 31, 1999, $204,000 for the year 2000 and $146,000 for the ten months period ended October 2001. The Company has options to renew the lease at market rates through December 2002.

       During 1996 the Company and Mr. Svenningsen entered into an agreement pursuant to which the Company agreed to provide Mr. Svenningsen with the right to seek reimbursement from the Company for any income tax obligation attributable to any period prior to the organization of the Company in December 1996 (including any gross-up for additional taxes), but only to the extent that such tax is attributable to income that was not distributed to Mr. Svenningsen. Alternatively, in the event that the status of Amscan Inc. and certain other subsidiaries of the Company, including Am-Source, Inc., JCS Realty Corp., or SSY Realty Corp. as a S corporation is not respected, the Company was provided the right to seek reimbursement from Mr. Svenningsen, but only to the extent that Mr. Svenningsen is entitled to a tax refund attributable to amounts he previously included in income in his capacity as a stockholder of such corporations. In connection with the Merger, the Company, Christine Svenningsen and the Estate of John A. Svenningsen have entered into the Tax Indemnification Agreement, pursuant to which the parties have agreed to indemnify one another with respect to certain tax liabilities that may arise in connection with the election by certain subsidiaries of the Company to have been treated and operated as S corporations under the Code.

       During 1997, the Company converted $4.0 million of trade accounts receivable from a customer into an equity interest in that customer. The Company subsequently transferred this equity interest in this customer to the Estate for
(i) a cash payment of $1.0 million, (ii) satisfaction of approximately $2.0 million of certain debts and future lease obligations owed to the Estate, and
(iii) substantially all of the assets of Ya Otta Pinata ("Ya Otta"), a California corporation 100% owned by the Estate, at a valuation of approximately $1.0 million. Ya Otta manufactures pinatas which historically had been sold by the Company's sales force with no commissions charged to Ya Otta. After the Organization, while Ya Otta was owned by John Svenningsen and the Estate, the Company's sales force continued to sell pinatas manufactured by Ya Otta and on any sales after the Organization, the Company received a 5% sales commission. For the years ended December 31, 1997 and 1996, sales by Ya Otta were approximately $3,218,000 and $3,650,000, respectively.

      Nupaq-Group, Inc., a California corporation which is 100% owned by the Estate ("Nupaq"), provides packaging services for the Company's novelty item manufacturing operations. For the years ended December 31, 1997 and 1996, the Company paid Nupaq approximately $194,000 and $260,000 for such services.

      During 1996, the Company amended its revolving credit agreement with several banks, including Fleet Bank N.A. ("Fleet"). At the time such credit agreement was entered into, Mr. John Tugwell was President and Chief Executive Officer of Fleet. Mr. Tugwell was elected as a director of the Company and served in such capacity until the Effective Time. The revolving credit agreement has since been replaced by a new credit facility.

      Under the Merger Agreement, the Company has agreed to indemnify for six years after the Effective Time all former directors, officers, employees and agents of the Company, to the fullest extent currently provided in the Company's Certificate of Incorporation and By-laws consistent with applicable law, for acts or omissions occurring prior to the Effective Time to the extent such acts or omissions are uninsured and will, subject to certain limitations, maintain for six years its prior directors' and officers' liability insurance.

       Goldman Sachs and its affiliates have certain interests in the Company. Messrs. O'Toole and Mehra are Managing Directors of Goldman Sachs, Mr. DiSabato is an Associate of Goldman Sachs and each of them is a director of the Company. GSCP currently owns approximately 81.7% of the outstanding shares of Company Common Stock. Accordingly, the general and managing partners of each of the GSCP Fund Partners (as defined herein), which are affiliates of Goldman Sachs and The Goldman Sachs Group, will each be deemed to be an "affiliate" of GSCP and the Company. See "Ownership of Capital Stock". Goldman Sachs received an underwriting discount of approximately $3.3 million in connection with its purchase and resale of the Notes. In connection with the Bank Credit Facilities, GS Credit Partners acted as Syndication Agent, Documentation Agent and Arranger, and Fleet is acting as Administrative Agent. Goldman Sachs received a fee of approximately $2.7 million plus reimbursement of certain expenses in connection with such services. Goldman Sachs also served as financial advisor to Confetti in connection with the Merger and received a fee equal to 1% of the aggregate consideration paid in the Merger plus reimbursement of certain expenses from Confetti upon consummation of the Merger. Pursuant to the Stockholder's Agreement, Goldman Sachs has the exclusive right (if it so elects) to perform certain investment banking and similar services for the Company on customary terms. Goldman Sachs may from time to time receive customary fees for services rendered to the Company.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         1. and 2. Financial Statements and Schedule.

            See Index to Financial Statements and Schedule which appears on page F-1 herein.

         3. Exhibits


       Exhibit
        Number                                 Description
        ------                                 -----------

         2(a) Share Exchange Agreement dated as of December 18, 1996, among the Registrant, John A. Svenningsen, Gerald C. Rittenberg and the following trusts each created by agreement dated as of October 29, 1996: Christina Svenningsen Trust, Jon Svenningsen Trust, Elisabeth Svenningsen Trust, Melissa Svenningsen Trust, Emily Svenningsen Trust and Sara Svenningsen Trust (incorporated by reference to Exhibit 2(a) to the Registrant's 1996 Annual Report on Form 10-K (Commission File No. 000-21827))

         2(b) Capital Contribution Agreement by and between the Company and Messrs. Allan J. Kaufman, Arthur J. Kaufman and Michael F. Hodges, dated October 9, 1996, as supplemented (incorporated by reference to Exhibit 2(b) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

         2(c) Agreement and Plan Merger, by and among Amscan Holdings, Inc. and Confetti Acquisition, Inc., dated as of August 10, 1997 (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

         3(a) Certificate of Incorporation of Amscan Holdings, Inc., dated October 3, 1996, (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

         3(b)     By-Laws of Amscan Holdings, Inc. (incorporated by reference to
                  Exhibit 3(b) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

         3(c) Amended By-Laws of Amscan Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

         4(a) Credit Agreement among Amscan Inc., Kookaburra USA Ltd., Deco Paper Products, Inc., Trisar, Inc., the banks signatory thereto and The Chase Manhattan Bank N.A., dated as of September 20, 1995 (incorporated by reference to Exhibit 4(a) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

         4(b) Amendment No. 1 to Credit Agreement among Amscan Holdings, Inc., Amscan Inc., Trisar Inc., the banks signatory thereto and The Chase Manhattan Bank, dated as of November 14, 1996 (incorporated by reference to Exhibit 4(b) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

         4(c) Amendment No. 2 to Credit Agreement among Amscan Holdings, Inc., Amscan Inc., Trisar Inc., the banks signatory thereto and The Chase Manhattan Bank, dated as of December 11, 1996 (incorporated by reference to Exhibit 4(c) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

         4(d) Indenture, dated as of December 19, 1997, by and among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company with respect to the Senior Subordinated Notes (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

         10(a) Employment Agreement by and between Amscan Holdings, Inc. and John A. Svenningsen, dated November 1, 1996 (incorporated by reference to Amendment No. 1 to Exhibit 10(a) to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

         10(b) Employment Agreement by and between the Company and Gerald C. Rittenberg, dated October 9, 1996 (incorporated by reference to Exhibit 10(b) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

         10(c) Stock Agreement among Gerald C. Rittenberg, John A. Svenningsen and Amscan Inc., dated October 9, 1996 (incorporated by reference to Exhibit 10(c) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

         10(d) Employment Agreement by and between Amscan Inc. or the Company and William Wilkey, dated as of October 4, 1996 (incorporated by reference to Exhibit 10(e) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

         10(e)    Employment Agreement between Amscan Holdings, Inc. and James
                  M. Harrison, dated as of February 1, 1997 (incorporated by reference to Exhibit 10(e) to the Registrant's 1996 Annual Report on Form 10-K (Commission File No. 000-21827))

         10(f) Lease between ACP East LLC and Amscan Inc. dated as of December 1, 1995, as amended (incorporated by reference to Exhibit 10(i) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

         10(g) Lease between John Anders Svenningsen and Amscan Inc., dated March 1, 1995, as modified and amended (incorporated by reference to Exhibit 10(j) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

         10(h) Lease between John Anders Svenningsen and Amscan Inc., dated November 9, 1995, as amended (incorporated by reference to Exhibit 10(k) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

         10(i) Tax Indemnification Agreement between Amscan Holdings, Inc. and John A. Svenningsen, dated as of December 18, 1996 (incorporated by reference to Exhibit 10(j) to the Registrants' 1996 Annual Report on Form 10-K (Commission File No. 000-21827))

         10(j) Tax Indemnification Agreement between Amscan Holdings, Inc. Christine Svenningsen and the Estate of John A. Svenningsen, dated as of August 10, 1997 (incorporated by reference to Exhibit 10.17 to the Registrants' Registration on Form S-4 (Registration No. 333-45457))

         10(k) The MetLife Capital Corporation Master Lease Purchase Agreement between MetLife Capital Corporation and Amscan Inc., Deco Paper Products, Inc., Kookaburra USA Ltd., and Trisar, Inc., dated November 21, 1991, as amended (incorporated by reference to Exhibit 10(n) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

         10(l) Form of Indemnification Agreement between the Company and each of the directors of the Company (incorporated by reference to Exhibit 10(o) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

         10(m) Exchange and Registration Agreement, dated as of December 19, 1997, by and among the Company and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

         10(n) Revolving Loan Credit Agreement, dated as of December 19, 1997, among the Company, Goldman, Sachs Credit Partners L.P., as Arranger and Syndication Agent, Fleet National Bank as Administrative Agent and the respective lenders signatory thereto (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

         10(o) AXEL Credit Agreement, dated as of December 19, 1997, among the Company, Goldman, Sachs Credit Partners L.P., as Arranger and Syndication Agent, Fleet National Bank as Administrative Agent and the respective lenders signatory thereto (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

         10(p) Stockholders' Agreement, dated as of December 19, 1997, by and among the Company and the Stockholders thereto (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

         10(q) Employment Agreement, dated as of August 10, 1997, by and among the Company and Gerald C. Rittenberg (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

         10(r) Employment Agreement, dated as of August 10, 1997, by and among the Company and James M. Harrison (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

         10(s)    Amscan Holdings, Inc. 1997 Stock Incentive Plan (contained in
                  Exhibit 10(d) (incorporated by reference to Exhibit 10.7 Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

         12(a)    Statement re: computation of ratios

         21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

         27       Financial Data Schedule

(b)  Reports on Form 8-K.

     During the fourth quarter of 1997 the Company filed a Current Report on Form 8-K dated December 19, 1997 (File no. 000-21827) reporting the consummation of the merger of Confetti Acquisition , Inc. with and into Amscan Holdings, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AMSCAN HOLDINGS, INC.


                                             By: /s/ James M. Harrison
                                                --------------------------


Date: March 31, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

      Signature                       Title                             Date
      ---------                       -----                             ----


/s/ Terence M. O'Toole
------------------------       Chairman of the Board of          March 31, 1998
Terence M. O'Toole             Directors


/s/ Sanjeev K. Mehra
------------------------       Director                          March 31, 1998
Sanjeev K. Mehra


/s/ Joseph P. DiSabato
------------------------       Director                          March 31, 1998
Joseph P. DiSabato


/s/ Gerald C. Rittenberg
------------------------       Chief Executive Officer           March 31, 1998
Gerald C. Rittenberg


/s/ James M. Harrison
------------------------       President
James M. Harrison              (principal financial officer)     March 31, 1998


/s/ Michael A. Correale
------------------------       Controller
Michael A. Correale            (principal accounting officer)    March 31, 1998

                                    FORM 10-K
                           Item 8, Item 14(a) 1 and 2


                              AMSCAN HOLDINGS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                          Year Ended December 31, 1997


Consolidated Financial Statements as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997:

                                                                            Page
                                                                            ----

    Independent Auditors' Report .........................................   F-2

    Consolidated Balance Sheets ..........................................   F-3

    Consolidated Statements of Operations ................................   F-4

    Consolidated Statements of Stockholders' (Deficit) Equity ............   F-5

    Consolidated Statements of Cash Flows ................................   F-6

    Notes to Consolidated Financial Statements ...........................   F-8



Financial Statement Schedule for the three years ended December 31, 1997:


    Schedule 2 - Valuation and Qualifying Accounts .......................  F-33

                              AMSCAN HOLDINGS, INC.
                          INDEPENDENT AUDITORS' REPORT

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amscan Holdings, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                           KPMG PEAT MARWICK LLP




February 13, 1998
Stamford, Connecticut

                              AMSCAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                                               December 31,
                                                                                                               ------------
                                                                                                       1997                  1996
                                                                                                       ----                  ----
                                     ASSETS
Current assets:
   Cash and cash equivalents ...........................................................            $ 111,539             $   1,589
   Accounts receivable, net of allowances of $5,693 and $4,138,
            respectively ...............................................................               44,838                37,378
   Inventories .........................................................................               51,742                45,693
   Deposits and other current assets ...................................................                8,073                11,360
                                                                                                    ---------             ---------
            Total current assets .......................................................              216,192                96,020
Property, plant and equipment, net .....................................................               38,860                34,663
Intangible assets, net .................................................................                7,762                 7,443
Other assets, net ......................................................................                6,462                 2,148
                                                                                                    ---------             ---------

            Total assets ...............................................................            $ 269,276             $ 140,274
                                                                                                    =========             =========

               LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Loans and notes payable .............................................................            $     424             $  29,328
   Due to stockholders .................................................................               93,243                 1,393
   Accounts payable ....................................................................               12,152                 7,128
   Accrued expenses ....................................................................               10,502                 9,403
   Income taxes payable ................................................................                  167                   822
   Current portion of long-term obligations ............................................                2,911                 2,541
                                                                                                    ---------             ---------
            Total current liabilities ..................................................              119,399                50,615
Long-term obligations, excluding current portion .......................................              234,422                15,085
Deferred tax liabilities ...............................................................                6,893                 5,662
Other ..................................................................................                3,781                   963
                                                                                                    ---------             ---------
            Total liabilities ..........................................................              364,495                72,325
Stockholders' (deficit) equity:
   Common Stock ........................................................................                   --                 2,070
   Additional paid-in capital ..........................................................                   --                61,503
   Unamortized restricted Common Stock award ...........................................                 (835)                   --
   Notes receivable from officers ......................................................                 (750)                   --
  (Deficit) retained earnings ..........................................................              (92,912)                4,748
   Foreign currency translation adjustment .............................................                 (722)                 (372)
                                                                                                    ---------             ---------
            Total stockholders' (deficit) equity .......................................              (95,219)               67,949
                                                                                                    ---------             ---------

            Total liabilities and stockholders' (deficit) equity .......................            $ 269,276             $ 140,274
                                                                                                    =========             =========

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                               For the Years Ended December 31,
                                                               --------------------------------
                                                                1997          1996       1995
                                                                ----          ----       ----
Net sales ................................................   $ 209,931    $ 192,705   $ 167,403
Cost of sales ............................................     136,571      123,913     108,654
                                                             ---------    ---------   ---------
           Gross profit ..................................      73,360       68,792      58,749
Operating expenses:
   Selling expenses ......................................      13,726       11,838      12,241
   General and administrative expenses ...................      20,772       19,266      15,002
   Art and development costs .............................       5,282        5,173       4,256
   Non-recurring expenses in connection with the Merger ..      22,083
   Non-recurring compensation in connection with the IPO .                   15,535
   Special bonuses .......................................                    4,222       2,581
                                                             ---------    ---------   ---------
           Total operating expenses ......................      61,863       56,034      34,080
                                                             ---------    ---------   ---------
           Income from operations ........................      11,497       12,758      24,669
Interest expense, net ....................................       3,892        6,691       5,772
Other (income) expense, net ..............................         (71)         335        (309)
                                                             ---------    ---------   ---------
Income before income taxes and minority interests ........       7,676        5,732      19,206
Income tax expense .......................................       7,665        1,952         731
Minority interests .......................................         193        1,653       1,041
                                                             ---------    ---------   ---------
           Net (loss) income .............................   $    (182)   $   2,127   $  17,434
                                                             =========    =========   =========

Pro forma data (unaudited) (Note 11 ):
   Income before income taxes ............................                $   4,079   $  18,165
   Pro forma income tax expense ..........................                    1,827       7,403
                                                                          ---------   ---------
        Pro forma net income .............................                $   2,252   $  10,762
                                                                          =========   =========

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
              For the Years Ended December 31, 1997, 1996 and 1995
                             (Dollars in thousands)

                                                        Unamortized
                                                         Restricted       Notes                  Foreign
                                              Additional   Common      Receivable    Retained    Currency
                                     Common    Paid-in   Stock Award,     from       Earnings   Translation   Treasury
                                      Stock    Capital       Net        Officers     (Deficit)  Adjustment      Stock       Total
                                      -----    -------       ---        --------     ---------  ----------      -----       -----
Balance at December 31, 1994    $      393  $    9,090                                $12,037     $  (613)     $   (87)    $20,820
Net income                                                                             17,434                               17,434
Subchapter S distributions
   and other                                                                          (11,009)                             (11,009)
Net change in cumulative
   translation adjustment                                                                             (40)                     (40)
                                ----------  ----------      -------      -------     --------     -------      -------    --------
Balance at December 31, 1995           393       9,090            -            -       18,462        (653)         (87)     27,205

Net income                                                                              2,127                                2,127
Net adjustment for exchange
   of shares issued in the
   Organization                      1,123      (1,210)                                                             87           -
Subchapter S distributions
   and other                                    (7,583)                               (15,841)                             (23,424)
Net proceeds from IPO                  400      42,940                                                                      43,340
Shares issued to officer                66       7,854                                                                       7,920
Shares issued for acquisition           63       7,437                                                                       7,500
Contribution to ESOP and
   stock bonuses                        25       2,975                                                                       3,000
Net change in cumulative
   translation adjustment                                                                             281                      281
                                ----------  ----------      -------      -------     --------     -------      -------    --------
Balance at December 31, 1996         2,070      61,503            -            -        4,748        (372)           -      67,949

Net loss                                                                                 (182)                                (182)
Net proceeds from sale of
   Common Stock                         42       4,482                                                                       4,524
Purchase of treasury stock                                                                                        (290)       (290)
Capital contribution                             7,500                                                                       7,500
Distribution to the Estate                                                               (619)                                (619)
Issuance of Common Stock
   in the Merger, net                           63,750      $(1,125)       $(750)                                           61,875
Repurchase of Common Stock
   in the Merger                    (2,112)   (137,235)                               (96,859)                     290    (235,916)
Amortization of restricted
   Common Stock award                                           290                                                            290
Net change in cumulative
   translation adjustment                                                                            (350)                    (350)
                                ----------  ----------      -------      -------     --------     -------      -------    --------

Balance at December 31, 1997    $        -  $        -      $  (835)       $(750)    $(92,912)    $  (722)     $     -    $(95,219)
                                ==========  ==========      =======      =======     ========     =======      =======    ========

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                              For the Years Ended December 31,
                                                                                              --------------------------------
                                                                                            1997            1996             1995
                                                                                          ---------       ---------       ---------
Cash flows from operating activities:
   Net (loss) income ...............................................................      $    (182)      $   2,127       $  17,434
     Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
      Depreciation and amortization ................................................          6,245           5,137           4,332
         (Gain) loss on disposal of property and equipment .........................            (31)            660              (5)
         Provision for doubtful accounts ...........................................          3,775           2,350           1,581
         Amortization of Restricted Common Stock award .............................            290
         Deferred income tax provision .............................................          1,565             748
      Stock compensation expenses in connection with the IPO .......................                         10,920
      Changes in operating assets and liabilities, net of acquisitions:
             Increase in accounts receivable .......................................        (15,869)         (7,848)         (9,614)
             Increase in inventories ...............................................         (5,871)           (680)        (10,548)
             Decrease (increase) in deposits and other, net ........................          6,289          (3,796)           (101)
             Decrease (increase) in other assets ...................................          2,863             683          (1,172)
             Increase in accounts payable, accrued expenses and income
              taxes payable ........................................................          5,095           1,972           2,814
                                                                                          ---------       ---------       ---------
             Net cash provided by operating activities .............................          4,169          12,273           4,721

Cash flows from investing activities:
   Capital expenditures ............................................................        (10,237)         (7,613)         (4,522)
   Proceeds from disposal of property and equipment ................................            140                               9
                                                                                          ---------       ---------       ---------
             Net cash used in investing activities .................................        (10,097)         (7,613)         (4,513)
Cash flows from financing activities:
   Net proceeds from sale of Common Stock ..........................................          4,524          43,340
   Capital contributions ...........................................................          7,500
   Issuance of Common Stock in connection with the Merger ..........................         61,875
   Payments to acquire treasury stock ..............................................           (290)
   Payments to acquire Common Stock in the Merger ..................................       (142,673)
   Proceeds from loans, notes payable and long-term obligations
       net of debt issuance costs of $5,500 in 1997 ................................        237,062           3,273          42,311
   Repayment of loans, notes payable and long-term obligations .....................        (51,811)        (11,968)        (32,313)
   Proceeds from loans, notes payable and subordinated
       indebtedness to Principal Stockholder .......................................                                          4,000
   Repayment of indebtedness to Principal Stockholder ..............................           (182)        (17,179)         (2,842)
   Subchapter S distributions and other ............................................                        (23,424)        (11,009)
                                                                                          ---------       ---------       ---------
             Net cash provided by (used in) financing activities ...................        116,005          (5,958)            147

   Effect of exchange rate changes on cash .........................................           (127)            395             (92)
                                                                                          ---------       ---------       ---------
             Net increase (decrease) in cash and cash equivalents ..................        109,950            (903)            263
Cash and cash equivalents at beginning of year .....................................          1,589           2,492           2,229
                                                                                          ---------       ---------       ---------
Cash and cash equivalents at end of year ...........................................      $ 111,539       $   1,589       $   2,492
                                                                                          =========       =========       =========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
             Interest ..............................................................         $3,598          $7,826          $4,486
             Taxes .................................................................         $6,604          $1,085          $  601

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                             (Dollars in thousands)

Supplemental information on noncash activities (dollars in thousands):

Cash consideration due to stockholders as a result of the Merger totaled $235,916, of which $93,243 was payable at December 31, 1997.

In conjunction with the Merger, 15 shares of Common Stock aggregating $1,125 were issued to an officer and are subject to future vesting provisions. In addition, subsequent to the Merger, 10 shares of Common Stock were issued to certain officers of the Company in exchange for notes aggregating $750.

Capital lease obligations of $59 and $3,395 were incurred in 1997 and 1996, respectively. There were no capital lease obligations incurred in 1995.

In conjunction with the IPO in 1996, the Principal Stockholder (see Note 1) and certain affiliates of the Principal Stockholder exchanged shares in Amscan Inc. and certain affiliated entities for 15,024,616 and 138,461 shares, respectively, in the Company.

In conjunction with the IPO in 1996, the Company entered into an agreement to purchase an additional 50% of Am-Source, Inc. The Am-Source, Inc. stockholders exchanged all of their outstanding capital stock for 624,999 shares of the Company's stock valued at $7,500.

In conjunction with the IPO in 1996, the Company incurred stock compensation expense of $7,920 for the issuance of stock to an officer and $3,000 for the establishment of the ESOP for the benefit of the Company's domestic employees and the payment of stock bonuses to certain of such employees.

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

Note 1 - Organization and Description of Business

Initial Public Offering

         Amscan Holdings, Inc. ("Amscan Holdings" and, together with its subsidiaries, the "Company") was incorporated on October 3, 1996 for the purpose of becoming the holding company for Amscan Inc. and certain affiliated entities in connection with an initial public offering of common stock ("IPO") involving the sale of 4,000,000 shares of its common stock at $12.00 per share. The IPO was completed on December 18, 1996 pursuant to which John A. Svenningsen (the "Principal Stockholder") and certain affiliates of the Principal Stockholder exchanged shares in Amscan Inc. and certain affiliated entities for 15,024,616 and 138,461 shares, respectively, in Amscan Holdings (the "Organization") and, in the case of the Principal Stockholder, $133,000 in cash. On January 8, 1997, an additional 422,400 shares of common stock were sold at $12.00 per share to cover the over-allotments as provided for in the underwriting agreements between the Company and the underwriters associated with the IPO.

         Prior to the IPO, certain subsidiaries of Amscan Holdings were operated as Subchapter S corporations for federal and, where available, state income tax purposes. In connection with the IPO in 1996, such subsidiaries declared a dividend representing distributions of accumulated Subchapter S corporation profits and a return of capital. These amounts were reflected as subordinated debt and repaid from the net proceeds of the IPO.

Recapitalization

         On August 10, 1997, Amscan Holdings and Confetti Acquisition, Inc. ("Confetti"), a newly formed Delaware corporation affiliated with GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co. (collectively, "GSCP"), entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for a recapitalization of Amscan Holdings in which Confetti would be merged with and into Amscan Holdings (the "Merger"), with Amscan Holdings as the surviving corporation.

         On December 19, 1997 (the "Effective Time"), the Merger was consummated pursuant to the Merger Agreement. At the Effective Time, each share of the Common Stock, par value $0.10 per share, of the Company (the "Company Common Stock"), issued and outstanding immediately prior to the Effective Time (other than shares of Company Common Stock owned, directly or indirectly, by the Company or by Confetti) were converted, at the election of each of the Company's stockholders, into the right to receive from the Company either (a) $16.50 in cash or (b) $9.33 in cash plus a retained interest in the Company equal to one share of Company Common Stock for every 150,000 shares held by such stockholder, with fractional shares of Company Common Stock paid in cash. The Estate of John
A. Svenningsen (the "Estate"), which owned approximately 71.2% of the outstanding Company Common Stock immediately prior to the Effective Time, elected to retain almost 10% of the outstanding shares of Company Common Stock. No stockholder other than the Estate elected to retain shares. Also pursuant to the Merger Agreement, at the Effective Time each outstanding share of Common Stock, par value $0.10 per share, of Confetti ("Confetti Common Stock"), was converted into an equal number of shares of Company Common Stock as the surviving corporation in the Merger. Pursuant to certain employment arrangements certain employees of the Company purchased an aggregate of 10 shares of Company Common Stock following the Effective Time. Accordingly, in the Merger the 825 shares of Confetti Common Stock owned by GSCP immediately prior to the Effective Time were converted into 825 shares of Company Common Stock, representing approximately 81.7% of the 1,010 issued and outstanding shares of the Company immediately following the Effective Time.

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1997

         The Merger was financed with an equity contribution of approximately $67.5 million (including contributions of Company Common Stock by certain employee stockholders and including issuances of restricted stock), $117 million from a senior term loan and $110 million from the issuance of senior subordinated notes (see Note 6). The Merger has been accounted for as a recapitalization and, accordingly, the historical basis of the Company's assets and liabilities has not been impacted by the Merger.

         Amscan Holdings and its subsidiaries design, manufacture, contract for manufacture and distribute party and novelty goods principally in the United States, Canada and Europe.

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

Subsidiary                                  Ownership                Principal Activity
----------                                  ---------                ------------------
Amscan Inc. ............................      100%              Manufacturer - paper tableware;
                                                                  and distributor - worldwide
Am-Source, Inc. ........................      100%              Manufacturer - plastic products
Trisar, Inc. ...........................      100%              Manufacturer - gift products
Amscan Distributors (Canada) Ltd. ......      100%              Distributor - Canada
Amscan Holdings Limited ................       75%              Distributor - United Kingdom
Amscan (Asia-Pacific) Pty. Ltd. ........      100%              Distributor - Australia and Asia
Amscan Partyartikel GmbH ...............       95%              Distributor - Germany
Amscan Svenska AB ......................      100%              Distributor - Sweden
Amscan de Mexico, S.A. de C.V. .........       50%              Distributor - Mexico
JCS Realty Corp. .......................      100%              Real estate - Canada
SSY Realty Corp. .......................      100%              Real estate - United States

Acquisitions

       During 1997, the Company transferred an equity interest in a customer to the Estate for (i) cash of $1,000,000, (ii) satisfaction of approximately $2,000,000 of certain debts and future lease obligations owed to the Estate, and
(iii) substantially all of the assets of Ya Otta Pinata ("Ya Otta"), a California corporation 100% owned by the Estate, at a valuation of approximately $1,015,000. Ya Otta manufactures pinatas which historically had been sold by the Company's sales force with no commissions charged to Ya Otta. The assets transferred were recorded at a historical cost of $396,000 resulting in a distribution to the Estate of $619,000.

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1997

         The results of operations of Ya Otta are included in the accompanying financial statements from the date of transfer. The results of operations of Ya Otta for periods prior to the transfer are not significant.

         In conjunction with the IPO in 1996, the Company entered into an agreement to acquire an additional 50% of Am-Source, Inc. The stockholders of Am-Source, Inc. exchanged all of their outstanding capital stock for 624,999 shares of the Company's stock valued at $7,500,000. The acquisition has been accounted for as a purchase and the excess purchase price over the fair value of the net assets acquired of $7,443,000 is being amortized on a straight-line basis over thirty years.

         The results of operations for the acquisition of the 50% balance of Am-Source, Inc. are included in the accompanying financial statements from the date of acquisition. The results of operations for this acquisition for the years ended December 31, 1996, and 1995 had the acquisition occurred at the beginning of 1995, are not significant.

Note 2 - Summary of Significant Accounting Policies

   Cash Equivalents

         Highly liquid investments with a maturity of three months or less when purchased are considered to be equivalents.

   Inventories

         Substantially all inventories of the Company are valued at the lower of cost or market (principally on the first-in, first-out method).

   Long-Lived Assets

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

         Intangible assets of $7,762,000 and $7,443,000 at December 31, 1997 and 1996, respectively, are comprised principally of goodwill, net of amortization, which represents the excess of the purchase price of acquired companies over the estimated fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over periods ranging from three to thirty years. Accumulated amortization was $1,315,000 and $1,050,000 at December 31, 1997 and 1996, respectively.

         The Company systematically reviews the recoverability of its long-lived and intangible assets by comparing their unamortized carrying value to their related anticipated undiscounted future cash flows. Any impairment related to long-lived assets is measured by reference to the assets' fair market value, and any impairment related to goodwill is measured against discounted cash flows. Impairments are charged to expense when such determination is made.

   Deferred Financing Costs

         Deferred financing costs are amortized to interest expense using the interest method over the lives of the related debt.

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1997

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

   Interest Rate Swap Agreements

         The Company may enter into interest rate swap agreements to limit the effect of increases in the interest rates on any floating rate debt. The differential is accrued as interest rates change and is recorded in interest expense.

   Income Taxes

         Prior to the IPO, Amscan Inc., Am-Source, Inc., JCS Realty Corp. and SSY Realty Corp. were operated as Subchapter S corporations for federal and, where available, state income tax purposes. As a result, these corporations did not record or pay any federal or state income taxes except in states which do not recognize Subchapter S corporation status.

         Since December 18, 1996, the Company has been taxed as a Subchapter C corporation, and as a result, the Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities and operating loss and tax credit carryforwards applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the judgment of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

   Non-Recurring Expenses

         In connection with the Merger in 1997, the Company has recorded non-recurring expenses of $22,083,000, comprised of $11,652,000 in transaction costs, $7,500,000 of compensation to an officer, $1,901,000 for the redemption of Company Stock Options and $1,030,000 of debt retirement costs.

         In conjunction with the IPO in 1996, the Company has recorded non-recurring compensation expenses of $15,535,000 related to stock and cash payments of $12,535,000 to certain executives in connection with the termination of prior employment agreements and $3,000,000 for the establishment of an ESOP for the benefit of the Company's domestic employees and the payment of stock bonuses to certain of such employees.

   Stock-Based Compensation

         The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") effective January 1, 1996. SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1997

grant. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No, 25"), which requires the recognition of compensation expense at the date of grant only if the current market price of the underlying stock exceeds the exercise price, and to provide pro forma net income disclosures for employee stock option grants made in 1995 and subsequent years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25 and will provide the pro forma disclosure provisions of SFAS No. 123.

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

   Concentration of Credit Risk

         While the Company's customers are geographically dispersed throughout North America, South America, Europe, Asia and Australia, there is a concentration of sales made to and accounts receivable from the stores which operate in the party superstore channel of distribution. At December 31, 1997 and 1996, the Company's two largest customers, Party City and Party Stores Holdings, Inc., with approximately 347 stores, accounted for 17% and 22%, respectively, of consolidated accounts receivable, net. For the years ended December 31, 1997, 1996 and 1995, sales to the Company's two largest customers represented 24%, 21% and 17%, respectively, of consolidated net sales. Of such amount, sales to the Company's largest customer represented 19%, 15% and 11%, respectively. No other group or combination of customers subjected the Company to a concentration of credit risk.

   Reclassifications

         In connection with the preparation of the accompanying financial statements, the Company has reclassified certain amounts in prior financial statements to conform to the current year presentation.

   Use of Estimates

         Management has made estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Note 3 - Inventories

       Inventories at December 31, 1997 and 1996 consisted of the following (dollars in thousands):

                                                                                                1997               1996
                                                                                              --------           --------
          Finished goods ...........................................................          $ 47,704           $ 42,127
          Raw materials ............................................................             3,570              3,863
          Work-in process ..........................................................             1,630              1,388
                                                                                              --------           --------
                                                                                                52,904             47,378
          Less:  reserve for slow moving and obsolete inventory ....................            (1,162)            (1,685)
                                                                                              --------           --------
                                                                                              $ 51,742           $ 45,693
                                                                                              ========           ========

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1997

Note 4 - Property, Plant and Equipment

         Major classifications of property, plant and equipment at December 31, 1997 and 1996 consisted of the following (dollars in thousands):

                                                                                                           Estimated
                                                                           1997               1996       Useful Lives
                                                                         --------          ---------     ------------
        Machinery and equipment .................................        $ 38,105           $ 31,621         3-15
        Buildings ...............................................          12,585             12,702        31-40
        Data processing equipment ...............................          11,737              9,259           5
        Leasehold improvements ..................................           1,188                900         2-20
        Furniture and fixtures ..................................           3,547              3,071          10
        Land ....................................................           1,917              1,917           -
                                                                         --------          ---------
                                                                           69,079             59,470
        Less:  accumulated depreciation and amortization ........         (30,219)           (24,807)
                                                                         --------          ---------
                                                                         $ 38,860          $  34,663
                                                                         ========          =========

         Depreciation and amortization expense was $5,980,000, $4,787,000 and $3,982,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Note 5 - Loans and Notes Payable

         Loans and notes payable outstanding at December 31, 1997 and 1996 consisted of the following (dollars in thousands):

                                                                                          1997             1996
                                                                                          ----             ----
         Revolving credit line with interest at LIBOR plus 0.875%
              (6.75%, at December 31,1996) ...........................................                  $  5,000
         Revolving credit line with interest at the prime rate (8.25%
              at  December 31, 1996) .................................................                    23,950
         Revolving credit line denominated in Canadian dollars with interest at the Canadian prime rate (6.0% and 4.75% at
              December 31, 1997 and 1996, respectively) ..............................   $  424              378
                                                                                         ------         --------
                                                                                         $  424         $ 29,328
                                                                                         ======         ========

       Upon consummation of the Merger on December 19, 1997, the Company's existing domestic revolving credit arrangements terminated and the Company entered into Bank Credit Facilities (see Note 6) which include a $50,000,000 revolving credit facility (the "Revolving Credit Facility"). At December 31, 1997, there were no amounts borrowed under the Revolving Credit Facility.

       The Revolving Credit Facility has a term of five years and bears interest, at the option of the Company, at the lenders' customary base rate plus 1.25% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.25% per annum. Interest on balances outstanding under the Revolving Credit Facility are subject to adjustment in the future based on the Company's performance. Amounts drawn on the Revolving Credit Facility for working capital purposes are also subject to an agreed upon borrowing base and periodic reduction of outstanding balances. All borrowings under the Revolving Credit Facility are guaranteed by the Company's domestic subsidiaries and are subject to mandatory prepayments upon the occurrence of certain events (see Note 6).

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1997


         In addition to the Revolving Credit Facility, the Company has a $1,000,000 Canadian dollar denominated revolving facility which bears interest at the Canadian prime rate and expires on April 30, 1998 and a $1,000,000 British pound sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on May 12, 1998. No borrowings were outstanding under the British pound sterling denominated revolving credit facility at December 31, 1997.

         The weighted average interest rates on loans and notes payable outstanding at December 31, 1997 and 1996 were 6.0% and 7.95%, respectively.

         Prior to the Merger, the Company maintained three interest rate swap contracts covering $25,000,000 of its outstanding obligation under its LIBOR based variable rate revolving credit agreement. The contracts fixed the interest rates as indicated below and entitled the Company to settle with the counterparty on a quarterly basis, the product of the notional amount times the amount, if any, by which the ninety day LIBOR rate differed from the fixed rate. The contracts were terminated on December 19, 1997, in conjunction with the Merger, at a cost of $1,030,000, which is reported as a non-recurring expense (see Note 2). Net payments to the counterparty under the swap contracts for the years ended December 31, 1997, 1996 and 1995, which have been recorded as additional interest expense, were as follows (dollars in thousands):

                                                                              Additional Interest
                                                                                    Expense
                                     Notional                              ------------------------
Date of contract                      amount       Term      Fixed rate    1997      1996      1995
----------------                      ------       ----      ----------    ----      ----      ----
September 28, 1994  ...........     $  5,000     10 years      7.945%      $109      $122      $ 94
May 12, 1995  .................      $10,000      5 years      6.590%        70       105        42
July 20, 1995  ................      $10,000     10 years      6.750%       102       122        38
                                                                           ----      ----      ----
                                                                           $281      $349      $174
                                                                           ====      ====      ====

Note 6 - Long-Term Indebtedness

Long-term indebtedness at December 31, 1997 and 1996 consisted of the following (dollars in thousands):

                                                                                              1997                1996
                                                                                           ---------            ---------
          Senior Subordinated Notes (a) ........................................           $ 110,000
          Term loans (b) .......................................................             117,000            $   5,778
          Mortgage obligations (c) .............................................               5,869                6,654
          Capital lease obligations (d) ........................................               4,464                5,194
                                                                                           ---------            ---------
                       Total long-term obligations .............................             237,333               17,626
          Less: current portion ................................................              (2,911)              (2,541)
                                                                                           ---------            ---------
          Long-term obligations, excluding current portion .....................           $ 234,422            $  15,085
                                                                                           =========            =========

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1997

          On December 19, 1997, the Company issued $110,000,000 aggregate principal amount of 9 7/8% Senior Subordinated Notes due in 2007 (the "Notes") and entered into a bank credit agreement (the "Bank Credit Facilities") providing for borrowings in the aggregate principal amount of approximately $117,000,000 under a term loan (the "Term Loan") and revolving loan borrowings of up to $50,000,000 under a revolving credit facility (the "Revolving Credit Facility", see Note 5) (collectively, the "Merger Financings"). The proceeds of the Merger Financing were used to fund the payment of the cash portion of the Merger consideration, to refinance certain existing outstanding indebtedness of the Company, to pay transaction costs incurred in connection with the Merger, and for general corporate purposes. The Company is required to make prepayments on the Bank Credit Facilities under certain circumstances, including upon certain asset sales and issuance of debt or equity securities, subject to certain exceptions. Such mandatory prepayments will be applied to prepay the Term Loan first (on a pro rata basis) and thereafter to prepay the Revolving Credit Facility and to reduce the commitments thereunder. Subject to certain call protection provisions applicable for 18 months from the Effective Time, the Company may prepay, in whole or in part, borrowings under the Term Loan. Call protection provisions also apply to certain mandatory prepayments of borrowings under the Term Loan. The Company may prepay borrowings under or reduce commitments for the Revolving Credit Facility, in whole or in part, without penalty. The Bank Credit Facilities are guaranteed by the Company's domestic subsidiaries (the "Guarantors" See Note 16). Subject to certain exceptions, all extensions of credit to the Company and all guarantees are secured by all existing and after-acquired personal property of the Company and the Guarantors, including, subject to certain exceptions, a pledge of all of the stock of all subsidiaries owned by the Company or any of the Guarantors and first priority liens on after-acquired real property and leasehold interests of the Company and the Guarantors. The guarantees are joint and several guarantees, irrevocable and full and unconditional, limited to the largest amount that would not render such guarantee obligations under the guarantee subject to avoidance under any applicable federal or state fraudulent conveyance or similar law.

(a) The Senior Subordinated Notes were sold by the Company on December 19, 1997, and were subsequently resold to qualified institutional buyers in reliance upon Rule 144A and Regulation S under the Securities Act of 1933 (the "Note Offering"). In connection with the Note Offering, the Company entered into a Registration Rights Agreement, which granted holders of the Notes certain exchange and registration rights. In February 1998, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 offering to exchange registered notes (the "Exchange Notes") for the Notes issued in connection with the Note Offering. The terms of the Notes and the Exchange Notes are substantially identical.

         The Notes bear and Exchange Notes will bear interest at a rate equal to 9 7/8% per annum. Interest is payable semi-annually on June 15 and December 15 of each year, commencing June 15, 1998. The Notes and Exchange Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 15, 2002, at redemption prices ranging from 104.937% to 100%, plus accrued and unpaid interest to the date of redemption. In addition, at any time prior to December 15, 2000, up to an aggregate of 35% of the principal amount of Notes and Exchange Notes will be redeemable at the option of the Company, on one or more occasions, from the net proceeds of public or private sales of common stock of, or contributions to the common equity capital of the Company at a price of 109.875% of the principal amount of the Notes and Exchange Notes, together with accrued and unpaid interest, if any, to the date of redemption; provided that at least $65,000,000 in aggregate principal amount of Notes and Exchange Notes remains outstanding immediately after each such redemption. At any time on or prior to December 15, 2002, the Notes and Exchange Notes may also be redeemed as a whole but not in part at the option of the Company upon the occurrence of a Change of Control, as

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1997

     defined in the note indenture, at a redemption price equal to 100% of the principal amount thereof plus the Applicable Premium, as defined in the note indenture, together with accrued and unpaid interest, if any, to the date of redemption. If the Company does not redeem the Notes and Exchange Notes upon a Change of Control, the Company will be obligated to make an offer to purchase the Notes and Exchange Notes, in whole or in part, at a price equal to 101% of the aggregate principal amount of the Notes and Exchange Notes, plus accrued and unpaid interest, if any, to the date of purchase. If a Change of Control were to occur, the Company may not have the financial resources to repay all of its obligations under the Bank Credit Agreement, the note indenture and the other indebtedness that would become payable upon the occurrence of such Change of Control.

(b) The $117,000,000 Term Loan at December 31, 1997 matures seven years after funding and provides for amortization (in quarterly installments) of one percent of the principal amount thereof per year for the first five years and 32.3% and 62.7% of the principal amount thereof in the sixth and seventh years, respectively. The Term Loan will bear interest, at the option of the Company, at the lenders' customary base rate plus 1.375% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.375% per annum. The Company is obligated to obtain interest rate protection, pursuant to interest rate swaps, caps or other similar arrangements satisfactory to GS Credit Partners, with respect to a notional amount of not less than half of the aggregate amount outstanding under the Term Loan as of the Effective Time, which protection must remain in effect for not less than three years after the Effective Time. At December 31, 1997, the Company has entered into a three year interest rate swap contract with a financial institution pursuant to which it has exchanged its floating interest obligation on $58,500,000 notional principal amount of the Term Loan for an effective fixed interest obligation of 8.36%. The interest rate swap contract requires the Company to settle the difference in interest obligations quarterly. At December 31, 1997, the floating interest rate on the Term Loan was 8.28%. At December 31, 1996, the Company had various term loans payable to financial institutions due through April 1, 2002. The loans were collateralized by specific assets of the Company and carried interest rates which ranged from 8.01% to 9.5%. These term loans were repaid in conjunction with the Merger Financing.

(c) The Company has mortgage obligations payable to financial institutions relating to certain distribution facilities due through September 13, 2004. The mortgages are collateralized by specific real estate assets of the Company and carry interest rates ranging from the Canadian prime rate plus 0.5% (6.50% and 5.25% as of December 31, 1997 and 1996, respectively) to 8.51%. At December 31, 1997 and 1996, $1,820,000 and $2,100,000 of mortgage obligations, respectively, are denominated in Canadian dollars.

(d) The Company has entered into various capital leases for machinery and equipment with implicit interest rates ranging from 4.71% to prime rate plus 1.0% (9.5% and 9.25% at December 31, 1997 and 1996, respectively) which extend to 2003.

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1997

     At December 31, 1997, principal maturities of long-term obligations consisted of the following (dollars in thousands):

                                  Mortgages, Notes        Capital
                                     and Loans        Lease Obligations          Total
                                     ---------        -----------------          -----
1998 ......................         $   1,935            $   1,311             $   3,246
1999 ......................             1,922                1,234                 3,156
2000 ......................             1,922                1,168                 3,090
2001 ......................             1,922                1,350                 3,272
2002 ......................             1,922                  110                 2,032
Thereafter ................           223,246                   37               223,283
                                    ---------            ---------             ---------
                                      232,869                5,210               238,079
Amount representing interest               --                 (746)                 (746)
                                    ---------            ---------             ---------
Long-term obligations ......        $ 232,869            $   4,464             $ 237,333
                                    =========            =========             =========

Note 7 - Due to Stockholders

         At December 31, 1997, the Company owed stockholders cash consideration of $93,243,000 for their shares of Company Common Stock in connection with the Merger.

         At December 31, 1996, the Company owed the Principal Stockholder $1,274,000 under a subordinated note bearing interest at the prime rate plus 0.5% (8.75% at December 31, 1996). This note was subject to a subordination agreement among the Principal Stockholder, Amscan Inc., and the lenders involved with the revolving credit agreement in effect prior to the Merger Financing.

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

Note 8 - Employee Benefit Plans

         Certain subsidiaries of the Company maintain a profit-sharing plan for eligible employees providing for annual discretionary contributions to a trust. Eligible employees are full-time domestic employees who have completed six months of service and attained the age of 18. Effective January 1, 1995, the plan requires the subsidiaries to match 25% to 50% of the first 6% of an employee's annual salary voluntarily contributed to the plan. Benefit expense for the years ended December 31, 1997, 1996 and 1995 totaled $1,432,000, $731,000 and $558,000, respectively.

         In connection with the IPO in 1996, the Company established the Employee Stock Ownership Plan (the "ESOP") for the benefit of its domestic employees and authorized the payments of stock bonuses to certain of such employees. During the year ended December 31, 1996, there was a special one-time issuance of 250,000 shares of Company Common Stock, valued at $1,898,000 for the establishment of the ESOP and $1,102,000 for payment of stock bonuses. No shares of Company Common Stock were issued under the ESOP during the year ended December 31, 1997. In connection with the Merger, the ESOP shares were converted to cash and the ESOP plan and assets were merged into the profit-sharing plan.

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1997

Note 9 - Special Bonuses

         During 1996 and 1995, Amscan Inc. had employment agreements with certain key executives and senior managers which provided for these individuals to receive annual bonuses based upon the pre-tax income of Amscan Inc. and certain of its affiliates. These bonuses, which amounted to approximately 18% to 20% of pre-tax income, are reflected in the Consolidated Statements of Operations in the caption "Special Bonuses." These individuals did not receive such special bonuses after 1996. At December 31, 1996, $1,584,000 was accrued for such bonuses and included in accrued expenses.

Note 10 - Stock Option Plan

         The Company adopted the Amscan Holdings, Inc. Stock Incentive Plan (the "1997 Stock Incentive Plan") in conjunction with the Merger in 1997. The 1997 Stock Incentive Plan is administered by the Board of Directors. Under the terms of the 1997 Stock Incentive Plan, the Board may award Company Common Stock, stock options and stock appreciation rights to certain directors, officers, employees and consultants of the Company and its affiliates. The vesting periods for awards are determined by the Board at the time of grant. The total number of shares of Company Common Stock initially reserved and available for grant under the 1997 Stock Incentive Plan is 120 shares. The 1997 Stock Incentive Plan will terminate ten years after its effective date; however, awards outstanding as of such date will not be affected or impaired by such termination.

         On December 19, 1997, the Company granted stock options to purchase
99.894 shares of Common Stock under the terms of the 1997 Stock Incentive Plan, at an exercise price of $75,000 per share which represented the estimated fair market value of the Company's Common Stock at the grant date. The options vest in equal installments on each of the first five anniversaries of the grant date. The options are non-transferable (except under certain limited circumstances) and have a term of ten years.

         In addition, on December 19, 1997, the Company converted 512,000 stock options granted in 1997 and 1996, under the terms of the 1996 Stock Option Plan for Key Employees (the "1996 Stock Option Plan"), with exercise prices of $12.00, $13.00 and $13.125, into cash of $1,901,000 and 16.03 stock options
("Rollover Options") issued under the terms of the 1997 Stock Incentive Plan, with exercise prices of $54,545, $59,091 and $59,659. The terms of the Rollover Options are the same as the $75,000 option grant. The cash paid upon conversion of the stock options is reported as a non-recurring expense of the Merger (see
Note 2).

         All options issued under the 1997 Stock Incentive Plan were outstanding and none was exercisable at December 31, 1997.

       During 1996, options to purchase 425,000 shares of Company Common Stock at the fair market value at the date of grant ($12.00) were granted under the terms of the 1996 Stock Option Plan. All options issued were outstanding and none was exercisable as of December 31, 1996.

       The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized in connection with the issuance of options under either stock option plan as all options were granted with exercise prices equal to estimated fair market value on the date

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1997

of grant. Had the Company determined stock-based compensation based on the fair value of the options granted at the grant date consistent with the method prescribed under SFAS No. 123, the Company's net (loss) income and would have been reduced to the SFAS No. 123 pro forma amounts indicated below:

                                                                        Years Ended December 31,
                                                                        -----------------------
                                                                          1997            1996
                                                                          ----            ----
                    Net (loss) income :
                                    As reported .....................    $(182)           $2,127
                                    SFAS No. 123 pro forma ..........    $(249)           $2,113

       It has been assumed that the estimated fair value of the options granted in 1997 under the 1997 Stock Incentive Plan is amortized on a straight line basis to compensation expense, net of taxes, over the vesting period of the grant, which is approximately five years. The estimated fair value of each option on the date of grant is $26,737 using the Minimum Value Method with the following assumptions; dividend yield of 0%; risk-free interest rate of 6.50%, and expected lives of seven years.

       It has been assumed that the estimated fair value of the options granted in 1997 and 1996 under the 1996 Stock Option Plan is amortized on a straight line basis to compensation expense, net of taxes, over the vesting period of the grant, which is approximately four years. The estimated fair value of each option on the date of grant is $5.22, using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 25%; risk-free interest rate of 6.43%; and expected lives of seven years.

Note 11 - Income Taxes

         Prior to the consummation of the IPO in 1996, Amscan Inc., Am-Source, Inc., JCS Realty Corp. and SSY Realty Corp. elected to be taxed as Subchapter S corporations under the Internal Revenue Code. Accordingly, these companies were not subject to federal and state income taxes, to the extent that states recognize Subchapter S corporation status. Upon the termination of the Subchapter S corporation status in connection with the IPO, the aforementioned companies became subject to federal and state income taxes. The cumulative effect of such tax status change relating to the recording of deferred taxes as of December 18, 1996 was $786,000 and has been included in the income tax expense for the year ended December 31, 1996. Pro forma income tax expense for 1996 and 1995 of $1,827,000 and $7,404,000, respectively, is calculated at statutory rates (40.5%) assuming Amscan Inc., Am-Source, Inc., JCS Realty Corp., and SSY Realty Corp. had not elected Subchapter S corporation status for those periods.

         A summary of domestic and foreign pre-tax income follows (dollars in thousands):

                                        Years Ended December 31,
                                        ------------------------
                                   1997           1996           1995
                                 -------        -------        -------
          Domestic ......        $ 6,655        $ 3,137        $17,750
          Foreign .......          1,021          2,595          1,456
                                 -------        -------        -------
          Total .........        $ 7,676        $ 5,732        $19,206
                                 =======        =======        =======

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1997

         The provision for income taxes consisted of the following (dollars in thousands):

                                                          Years Ended December 31,
                                                  ---------------------------------------
                                                    1997           1996            1995
                                                  -------         -------         -------
         Current:
              Federal ....................        $ 4,222
              State ......................          1,174         $   212
              Foreign ....................            704             992         $   731
                                                  -------         -------         -------
                  Total current provision           6,100           1,204             731
                                                  -------         -------         -------
          Deferred:
              Federal ....................          1,250            (113)
              State ......................            375             (25)
              Foreign ....................            (60)            100
              Change in tax status .......                            786
                                                  -------         -------         -------
                  Total deferred provision          1,565             748
                                                  -------         -------         -------
          Income tax expense .............        $ 7,665         $ 1,952         $   731
                                                  =======         =======         =======

       Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income tax assets and liabilities consisted of the following (dollars in thousands):

                                                          1997          1996
                                                         ------        ------
          Current deferred tax assets:
          Provision for doubtful accounts .......        $2,858        $1,692
          Accrued liabilities ...................           340         1,568
          Inventories ...........................           976         1,438
          Other .................................           365           175
                                                         ------        ------
             Current deferred tax assets ........        $4,539        $4,873
                                                         ======        ======

          Non-current deferred tax liabilities:
          Property, plant and equipment .........        $6,275        $4,484
          Future taxable income resulting from
                a change in accounting method
                for tax purposes ................           618           823
          Other .................................                         355
                                                         ------        ------
             Non-current deferred tax liabilities        $6,893        $5,662
                                                         ======        ======

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

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1997

         The difference between the Company's effective income tax rate and the federal statutory income tax rate of 35.0% is reconciled below:

                                                                     Years Ended December 31,
                                                                     ------------------------
                                                                  1997          1996        1995
                                                                  ----          ----        ----
          Provision at federal statutory income tax rate          35.0%         35.0%       35.0%
          Effect of non-deductible expenses related
              to the Merger
          Effect of Subchapter S income not subject
              to federal income taxes                             51.2         (19.1)      (32.3)
          State income tax, net of federal tax benefit            20.2           4.3
          Change in tax status                                                  13.7
          Other                                                   (6.5)          0.2         1.1
                                                                  ----          ----         ---
          Effective income tax rate                               99.9%         34.1%        3.8%
                                                                  ====          ====         ===

Note 12 - Capital Stock

         At December 31, 1997 and 1996, the Company's authorized capital stock consisted of 5,000,000 shares of preferred stock, $0.10 par value, of which no shares were issued or outstanding, and 50,000,000 shares of common stock, $0.10 par value, of which 1,010 shares were issued and outstanding at December 31, 1997 and 20,698,076 shares were issued and outstanding at December 31, 1996.

         In connection with the Merger, several employee stockholders entered into a stockholders' agreement ("Stockholders' Agreement") that provides, among other things, that the Company can purchase, and that the employee stockholders can require the Company to purchase, all of the shares held by the employee stockholders under certain circumstances. At December 31, 1997 there were 85 employee shares subject to the buy-back provisions of the Stockholders' Agreement of which 10 shares were not yet fully paid and 15 shares were subject to future vesting provisions. The purchase price as prescribed in the Stockholders' Agreement is to be determined through a market valuation of the minority-held shares. At December 31, 1997, the aggregate amount that may be payable to employee stockholders is not significant.

Note 13 - Leases

       The Company is obligated under various capital leases for certain machinery and equipment which expire on various dates through October 1, 2001 (see Note 6). At December 31, 1997 and 1996, the amount of machinery and equipment and related accumulated amortization recorded under capital leases and included with property, plant and equipment consisted of the following (dollars in thousands):

                                                    1997        1996
                                                  -------     -------
          Machinery and equipment ............    $ 6,494     $ 6,452
          Less: accumulated amortization .....     (1,798)     (1,042)
                                                  -------     -------
                                                  $ 4,696     $ 5,410
                                                  =======     =======

       Amortization of assets held under capitalized leases is included with depreciation expense.

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1997

       The Company has several noncancelable operating leases with unaffiliated third parties, principally for office and manufacturing space, showrooms, and warehouse equipment, that expire on various dates though 2017. These leases generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance.

       At December 31, 1997, the Company also had a non-cancelable operating lease with a real estate entity owned by the Estate of the Principal Stockholder ("Unconsolidated Affiliate") for warehouse space that expires in December 2000. The lease requires monthly rental payments through October 2001, which are subject to reduction under certain circumstances. The Company has options to renew the lease at market rates for two additional one year periods.

       At December 31, 1997, future minimum lease payments under all operating leases consisted of the following (dollars in thousands):

                                                    Unconsolidated
                              Third Parties            Affiliate              Total
                              -------------            ---------              -----
       1998 ...............      $6,667                  $178               $  6,845
       1999 ...............       5,488                   350                  5,838
       2000 ...............       4,662                   204                  4,866
       2001 ...............       4,492                   146                  4,638
       2002 ...............       4,395                                        4,395
       Thereafter .........      24,779                                       24,779
                                -------                  ----                -------
                                $50,483                  $878                $51,361
                                =======                  ====                =======

       Rent expense for the years ended December 31, 1997, 1996 and 1995 was $6,844,000, $5,300,000 and $2,547,000, respectively, of which $2,089,000,
$2,134,000 and $936,000, respectively, related to leases with the Unconsolidated Affiliate and other related parties.

       Note 14 - Segment Information

  Industry Segments

       The Company operates in one industry segment which involves the design, manufacture, contract for manufacture and distribution of party and novelty goods.

   Geographic Segments

       The Company's export sales, other than those intercompany sales reported below as sales between geographic areas, are not material. Sales between geographic areas primarily consist of sales of finished goods for distribution in the foreign markets. No one single foreign operation is significant to the Company's consolidated operations. Intersegment sales between geographic areas are made at cost plus a share of operating profit.

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1997

       The Company's geographic area data for each of the three fiscal years ended December 31, 1997, 1996 and 1995 were as follows (dollars in thousands):

                                                          Domestic            Foreign            Eliminations        Consolidated
                                                          --------            -------            ------------        ------------
1997
Sales to unaffiliated customers .....................     $183,536            $26,395                                   $209,931
Sales between geographic areas ......................       11,556                308              $(11,864)                   -
                                                          --------            -------              --------             --------
Net sales ...........................................     $195,092            $26,703              $(11,864)            $209,931
                                                          ========            =======              ========             ========

Income from operations ..............................     $  9,575            $ 1,922                                   $ 11,497
                                                          ========            =======
Interest expense, net ...............................                                                                      3,892
Other income, net ...................................                                                                        (71)
                                                                                                                        --------
Income before income taxes and minority
   interests ........................................                                                                   $  7,676
                                                                                                                        ========

Identifiable assets .................................     $255,644            $13,632                                   $269,276
                                                          ========            =======                                   ========


1996
Sales to unaffiliated customers .....................     $168,165            $24,540                                   $192,705
Sales between geographic areas ......................        8,643                116              $ (8,759)                   -
                                                          --------            -------              --------             --------
Net sales ...........................................     $176,808            $24,656              $ (8,759)            $192,705
                                                          ========            =======              =========            ========

Income from operations ..............................     $ 10,643            $ 2,115                                   $ 12,758
                                                         =========           ========
Interest expense, net ...............................                                                                      6,691
Other expense, net ..................................                                                                        335
                                                                                                                        --------
Income before income taxes and minority
   interests ........................................                                                                   $  5,732
                                                                                                                        ========

Identifiable assets .................................     $127,472            $12,802                                   $140,274
                                                          ========            =======                                   ========


1995
Sales to unaffiliated customers .....................     $146,198            $21,205                                   $167,403
Sales between geographic areas ......................        8,508                 60              $ (8,568)                   -
                                                          --------            -------              --------             --------
Net sales ...........................................     $154,706            $21,265              $ (8,568)            $167,403
                                                          ========            =======              ========             ========

Income from operations ..............................     $ 22,782            $ 1,887                                   $ 24,669
                                                          ========            =======
Interest expense, net ...............................                                                                      5,772
Other income, net ...................................                                                                       (309)
                                                                                                                       ---------
Income before income taxes and minority
   interests ........................................                                                                   $ 19,206
                                                                                                                       =========

Identifiable assets .................................     $ 99,123            $15,478                                   $114,601
                                                          ========            =======                                   ========

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1997

Note 15 - Fair Value of Financial Instruments

       The carrying amounts for cash and cash equivalents, accounts receivables, deposits and other current assets, loans and notes payable, accounts payable, accrued expenses (non derivatives) and other current liabilities approximates fair value at December 31, 1997 because of the short term maturity of those instruments or their variable rate of interest.

       The carrying amount of the Company's Senior Subordinated Notes approximates fair value at December 31, 1997, based on the quoted market price of similar debt instruments. The carrying amounts of the Company's borrowings under its Bank Credit Facilities and other revolving credit facilities approximate fair value because such obligations generally bear interest at floating rates. The carrying amounts for other long term debt approximates fair value at December 31, 1997, based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity.

       The fair value of interest rate swaps is the estimated amount that the bank would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties. Termination of the swap agreements at December 31, 1997 would result in a charge to expense of $360,000.

Note 16 - Condensed Consolidating Financial Information

         The Notes, Exchange Notes and borrowings under the Bank Credit Facilities are guaranteed jointly and severally, fully and unconditionally, by the Guarantors (see Notes 5 and 6).

       Non-guarantor companies include the following:
       o    Amscan Distributors (Canada) Ltd.
       o    Amscan Holdings Limited
       o    Amscan (Asia-Pacific) Pty. Ltd.
       o    Amscan Partyartikel GmbH
       o    Amscan Svenska AB
       o    Amscan de Mexico, S.A. de C.V.

       The following consolidating information presents consolidating balance sheets as of December 31, 1997 and 1996, and the related consolidating statements of operations and cash flows for each of the years in the three year period ended December 31, 1997 for the combined Guarantors and the combined non-guarantors and elimination entries necessary to consolidate the entities comprising the combined companies.

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1997

                           CONSOLIDATING BALANCE SHEET
                                December 31, 1997
                             (Dollars in thousands)
                                   (Unaudited)

                                                                         Amscan
                                                                      Holdings and     Combined
                                                                         Combined         Non-
                                                                        Guarantors     Guarantors      Eliminations     Consolidated
                                                                        ----------     ----------      ------------     ------------
ASSETS
Current assets:
    Cash and cash equivalents ..................................       $ 110,704        $     835                         $ 111,539
    Accounts receivable, net ...................................          39,457            5,381                            44,838
    Inventories ................................................          44,052            7,690                            51,742
    Deposits and other .........................................           7,284              789                             8,073
                                                                       ---------        ---------                         ---------
         Total current assets ..................................         201,497           14,695                           216,192
Property, plant and equipment, net .............................          37,189            1,671                            38,860
Intangible assets, net .........................................           7,479              283                             7,762
Other assets, net ..............................................          17,076                1        $ (10,615)           6,462
                                                                       ---------        ---------        ---------        ---------
         Total assets ..........................................       $ 263,241        $  16,650        $ (10,615)       $ 269,276
                                                                       =========        =========        =========        =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
    Loans and notes payable ....................................                        $     424                         $     424
    Due to stockholders ........................................       $  93,243                                             93,243
    Accounts payable ...........................................          11,798              354                            12,152
    Accrued expenses ...........................................           9,162            1,340                            10,502
    Income taxes payable .......................................            (150)             317                               167
    Current portions of long-term
      obligations ..............................................           2,863               48                             2,911
                                                                       ---------        ---------        ---------        ---------
         Total current liabilities .............................         116,916            2,483                           119,399
Long-term obligations, excluding
  current portion ..............................................         234,344               78                           234,422
Deferred tax liabilities .......................................           6,893                                              6,893
Other ..........................................................             307            6,711        $  (3,237)           3,781
                                                                       ---------        ---------        ---------        ---------
         Total liabilities .....................................         358,460            9,272           (3,237)         364,495

Stockholders' (deficit) equity:
    Common Stock ...............................................                              339             (339)              --
    Additional paid-in capital .................................                              458             (458)              --
    Unamortized restricted Common Stock
       award ...................................................            (835)                                              (835)
    Notes receivable from officers .............................            (750)                                              (750)
    (Deficit) retained earnings ................................         (92,912)           7,232           (7,232)         (92,912)
    Foreign currency translation
      adjustment ...............................................            (722)            (651)             651             (722)
                                                                       ---------        ---------        ---------        ---------
         Total stockholders' (deficit) equity ..................         (95,219)           7,378           (7,378)         (95,219)
                                                                       ---------        ---------        ---------        ---------
         Total liabilities and
           stockholders' (deficit) equity ......................       $ 263,241        $  16,650        $ (10,615)       $ 269,276
                                                                       =========        =========        =========        =========

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1997

                           CONSOLIDATING BALANCE SHEET
                                December 31, 1996
                             (Dollars in thousands)
                                   (Unaudited)

                                                                  Amscan
                                                               Holdings and        Combined
                                                                  Combined           Non-
                                                                 Guarantors        Guarantors        Eliminations       Consolidated
                                                                 ----------        ----------        ------------       ------------
ASSETS
Current assets:
    Cash and cash equivalents ..........................         $     272          $   1,317                             $   1,589
    Accounts receivable, net ...........................            32,605              4,773                                37,378
    Inventories ........................................            40,101              5,592                                45,693
    Deposits and other .................................            10,749                611                                11,360
                                                                 ---------          ---------                             ---------
    Total current assets ...............................            83,727             12,293                                96,020
Property, plant and equipment, net .....................            33,387              1,276                                34,663
Intangible assets, net .................................             7,443                                                    7,443
Other assets, net ......................................            12,298                             $ (10,150)             2,148
                                                                 ---------          ---------          ---------          ---------
         Total assets ..................................         $ 136,855          $  13,569          $ (10,150)         $ 140,274
                                                                 =========          =========          =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Loans and notes payable ............................         $  28,950          $     378                             $  29,328
    Subordinated debt and other due to
      stockholders .....................................             1,392                  1                                 1,393
    Accounts payable ...................................             6,843                285                                 7,128
    Accrued expenses ...................................             8,452                951                                 9,403
    Income taxes payable ...............................               198                624                                   822
    Current installments of long-term
      obligations ......................................             2,472                 69                                 2,541
                                                                 ---------          ---------                             ---------
    Total current liabilities ..........................            48,307              2,308                                50,615
Long-term obligations, excluding
  current portion ......................................            14,994                 91                                15,085
Deferred tax liabilities ...............................             5,605                 57                                 5,662
Other ..................................................                                4,021          $  (3,058)               963
                                                                 ---------          ---------          ---------          ---------
         Total liabilities .............................            68,906              6,477             (3,058)            72,325
Stockholders' equity:
    Common Stock .......................................             2,070                339               (339)             2,070
    Additional paid-in capital .........................            61,503                158               (158)            61,503
    Retained earnings ..................................             4,748              6,911             (6,911)             4,748
    Foreign currency translation
      adjustment .......................................              (372)              (316)               316               (372)
                                                                 ---------          ---------          ---------          ---------
         Total stockholders' equity ....................            67,949              7,092             (7,092)            67,949
                                                                 ---------          ---------          ---------          ---------
         Total liabilities and
           stockholders' equity ........................         $ 136,855          $  13,569          $ (10,150)         $ 140,274
                                                                 =========          =========          =========          =========

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1997

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 1997
                             (Dollars in thousands)
                                   (Unaudited)

                                                                Amscan
                                                             Holdings and           Combined
                                                               Combined               Non-
                                                              Guarantors           Guarantors       Eliminations        Consolidated
                                                              ----------           ----------       ------------        ------------
Net sales ...........................................          $ 195,092           $  26,703          $ (11,864)          $ 209,931
Cost of sales .......................................            130,785              18,469            (12,683)            136,571
                                                               ---------           ---------          ---------           ---------
         Gross profit ...............................             64,307               8,234                819              73,360
Operating expenses:
    Selling expenses ................................             10,549               3,177                                 13,726
    General and administrative
      expenses ......................................             17,298               3,930               (456)             20,772
    Art and development costs .......................              5,282                                                      5,282
    Non-recurring expenses in
      connection with the Merger ....................             22,083                                                     22,083
                                                               ---------           ---------          ---------           ---------
         Income from operations .....................              9,095               1,127              1,275              11,497
Interest expense, net ...............................              3,828                  64                                  3,892
Other (income) expense, net .........................             (1,717)                 51              1,595                 (71)
                                                               ---------           ---------          ---------           ---------
    Income before income taxes
      and minority interests ........................              6,984               1,012               (320)              7,676
Income taxes ........................................              7,166                 499                                  7,665
Minority interests ..................................                                    193                                    193
                                                               ---------           ---------          ---------           ---------
         Net (loss) income ..........................          $    (182)          $     320          $    (320)          $    (182)
                                                               =========           =========          =========           =========

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1997

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 1996
                             (Dollars in thousands)
                                   (Unaudited)

                                                                Amscan
                                                              Holdings and          Combined
                                                                Combined              Non-
                                                               Guarantors          Guarantors         Eliminations      Consolidated
                                                               ----------          ----------         ------------      ------------
Net sales ............................................          $ 176,808           $  24,656          $  (8,759)          $ 192,705
Cost of sales ........................................            117,707              15,704             (9,498)            123,913
                                                                ---------           ---------          ---------           ---------
         Gross profit ................................             59,101               8,952                739              68,792
Operating expenses:
Selling expenses .....................................              9,723               2,115                                 11,838
General and administrative
  expenses ...........................................             15,424               4,562               (720)             19,266
Art and development costs ............................              5,173                                                      5,173
Non-recurring compensation
  in connection with the IPO .........................             15,535                                                     15,535
  Special bonuses ....................................              4,222                                                      4,222
                                                                ---------           ---------          ---------           ---------
         Income from operations ......................              9,024               2,275              1,459              12,758
Interest expense, net ................................              6,688                   3                                  6,691
Other (income), expense net ..........................             (2,229)                 20              2,544                 335
                                                                ---------           ---------          ---------           ---------
         Income before income taxes
            and minority interests ...................              4,565               2,252             (1,085)              5,732
Income taxes .........................................              1,035                 917                                  1,952
Minority interests ...................................              1,403                 250                                  1,653
                                                                ---------           ---------          ---------           ---------
         Net income ..................................          $   2,127           $   1,085          $  (1,085)          $   2,127
                                                                =========           =========          =========           =========
Pro forma data (unaudited)
  (Note 11):
     Income before income taxes ......................                                                                     $   4,079
     Pro forma income tax expense ....................                                                                         1,827
                                                                                                                           ---------
         Pro forma net income ........................                                                                     $   2,252
                                                                                                                           =========

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 1995
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Amscan
                                                            Holdings and         Combined
                                                              Combined              Non-
                                                             Guarantors          Guarantors         Eliminations        Consolidated
                                                             ----------          ----------         ------------        ------------
Net sales ..........................................          $ 154,706           $  21,265           $  (8,568)          $ 167,403
Cost of sales ......................................            107,009              13,447             (11,802)            108,654
                                                              ---------           ---------           ---------           ---------
         Gross profit ..............................             47,697               7,818               3,234              58,749
Operating expenses:
Selling expenses ...................................             10,273               1,968                                  12,241
General and administrative
  expenses .........................................             12,188               3,896              (1,082)             15,002
Art and development costs ..........................              4,256                                                       4,256
Special bonuses ....................................              2,581                                                       2,581
                                                              ---------           ---------           ---------           ---------
         Income from operations ....................             18,399               1,954               4,316              24,669
Interest expense, net ..............................              5,582                 304                (114)              5,772
Other expense (income), net ........................             (3,170)               (154)              3,015                (309)
                                                              ---------           ---------           ---------           ---------
         Income before income taxes
           and minority interests ..................             15,987               1,804               1,415              19,206
Income taxes .......................................                 83                 648                                     731
Minority interests .................................                927                 114                                   1,041
                                                              ---------           ---------           ---------           ---------
         Net income ................................          $  14,977           $   1,042           $   1,415           $  17,434
                                                              =========           =========           =========           =========
Pro forma data (unaudited)
  (Note 11):
     Income before income taxes ....................                                                                      $  18,165
     Pro forma income tax expense ..................                                                                          7,403
                                                                                                                          ---------
     Pro forma net income ..........................                                                                      $  10,762
                                                                                                                          =========

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1997

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 1997
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Amscan
                                                                                Holdings and  Combined
                                                                                  Combined      Non-
                                                                                 Guarantors   Guarantors  Eliminations  Consolidated
                                                                                 ----------   ----------  ------------  ------------
Cash flows from operating activities:
   Net (loss) income .........................................................   $    (182)   $     320    $    (320)   $    (182)
   Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
      Depreciation and amortization ..........................................       5,864          381                     6,245
      (Gain) on disposal of property and equipment ...........................         (31)                                   (31)
      Provision for doubtful accounts ........................................       3,419          356                     3,775
      Amortization of Restricted Common Stock award ..........................         290                                    290
      Deferred income tax provision ..........................................       1,625          (60)                    1,565
      Changes in operating assets and liabilities, net of acquisitions:
            Increase in accounts receivable ..................................     (14,915)        (954)                  (15,867)
            Increase in inventories ..........................................      (3,773)      (2,098)                   (5,871)
            Decrease in deposits and other, net ..............................       4,055        2,234                     6,289
            Decrease (increase) in other assets ..............................       2,267         (324)         920        2,863
            Increase in accounts payable, accrued expenses
              and income taxes payable .......................................       4,944          151                     5,095
                                                                                 ---------    ---------    ---------    ---------
            Net cash provided by operating activities ........................       3,563            6          600        4,169
Cash flows from investing activities:
   Capital expenditures ......................................................      (9,390)        (847)                  (10,237)
   Proceeds from disposal of property and equipment ..........................         140                                    140
                                                                                 ---------    ---------    ---------    ---------
            Net cash used in investing activities ............................      (9,250)        (847)                  (10,097)
Cash flows from financing activities:
   Net proceeds from sale of Common Stock ....................................       4,524                                  4,524
   Capital contributions .....................................................       7,500          600         (600)       7,500
   Issuance of Common Stock in connection with the Merger ....................      61,875                                 61,875
   Payments to acquire treasury stock ........................................        (290)                                  (290)
   Payments to acquire Common Stock in the Merger ............................    (142,673)                              (142,673)
   Proceeds from loans, notes payable and long-term
     obligations net of debt issuance costs of $5,500 ........................     236,981           81                   237,062
   Repayment of loans, notes payable and long-term obligations ...............     (51,743)         (68)                  (51,811)
   Repayment of indebtedness to Principal Stockholder ........................        (181)          (1)                     (182)
                                                                                 ---------    ---------    ---------    ---------
            Net cash provided by in financing activities .....................     115,993          612         (600)     116,005
   Effect of exchange rate changes on cash ...................................         126         (253)                     (127)
                                                                                 ---------    ---------    ---------    ---------
            Net increase (decrease) in cash and cash
              equivalents ....................................................     110,432         (482)          --      109,950
Cash and cash equivalents at beginning of year ...............................         272        1,317                     1,589
                                                                                 ---------    ---------    ---------    ---------
Cash and cash equivalents at end of year .....................................   $ 110,704    $     835    $      --    $ 111,539
                                                                                 =========    =========    =========    =========

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1997

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 1996
                             (Dollars in thousands)
                                   (Unaudited)

                                                                           Amscan
                                                                        Holdings and      Combined
                                                                          Combined           Non-
                                                                         Guarantors       Guarantors     Eliminations   Consolidated
                                                                         ----------       ----------     ------------   ------------
Cash flows from operating activities:
   Net income ......................................................       $  2,127        $  1,085        $ (1,085)       $  2,127
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Stock compensation expense in
        connection with the IPO ....................................         10,920                                          10,920
      Depreciation and amortization ................................          4,764             373                           5,137
      Loss on disposal of property and
        equipment ..................................................            660                                             660
      Provision for doubtful accounts ..............................          2,048             302                           2,350
      Deferred income tax provision ................................            648             100                             748
      Changes in operating assets and liabilities,
        net of acquisitions:
            Increase in accounts receivable ........................         (6,684)         (1,164)                         (7,848)
            Increase in inventories ................................           (458)           (222)                           (680)
            (Increase) decrease in deposits and other, net .........         (4,192)            396                          (3,796)
            (Increase) decrease in other assets ....................           (187)           (215)          1,085             683
            Increase in accounts payable and accrued
              expenses .............................................          1,456             516                           1,972
                                                                           --------        --------        --------        --------
            Net cash provided by operating activities ..............         11,102           1,171              --          12,273
Cash flows from investing activities:
   Capital expenditures ............................................         (7,076)           (537)                         (7,613)
                                                                           --------        --------        --------        --------
            Net cash used in investing activities ..................         (7,076)           (537)                         (7,613)
Cash flows from financing activities:
   Net proceeds from IPO ...........................................         43,340                                          43,340
   Proceeds from loans, notes payable and long-term
     indebtedness ..................................................          2,777             496                           3,273
   Repayment of loans, notes payable and long-term
     indebtedness ..................................................        (11,113)           (855)                        (11,968)
   Repayment of loans, notes and subordinated
     indebtedness to Principal Stockholder .........................        (16,900)           (279)                        (17,179)
   Subchapter S distributions and other ............................        (23,574)            150                         (23,424)
                                                                           --------        --------        --------        --------
            Net cash used in financing
              activities ...........................................         (5,470)           (488)                         (5,958)
Effect of exchange rate changes on cash ............................            123             272                             395
                                                                           --------        --------        --------        --------
            Net (decrease) increase in cash
              and cash equivalents .................................         (1,321)            418              --            (903)
Cash and cash equivalents at beginning of year .....................          1,593             899                           2,492
                                                                           --------        --------        --------        --------
Cash and cash equivalents at end of year ...........................       $    272        $  1,317        $     --        $  1,589
                                                                           ========        ========        ========        ========

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1997

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 1995
                             (Dollars in thousands)
                                   (Unaudited)

                                                                           Amscan
                                                                         Holdings and     Combined
                                                                          Combined          Non-
                                                                         Guarantors      Guarantors     Eliminations    Consolidated
                                                                         ----------      ----------     ------------    ------------
Cash flows from operating activities:
   Net income ......................................................       $ 14,977        $  1,042        $  1,415        $ 17,434
   Adjustments to reconcile net income to net cash
     provided by activities:
      Depreciation and amortization ................................          4,029             303                           4,332
      Gain on disposal of property and equipment ...................             (5)                                             (5)
      Provision for doubtful accounts ..............................          1,570              11                           1,581
      Changes in operating assets and liabilities:
            Increase in accounts receivable ........................         (8,769)           (845)                         (9,614)
            Increase in inventories ................................         (9,055)         (1,493)                        (10,548)
            Decrease (increase) in deposits and other, net .........            128            (229)                           (101)
            (Increase) decrease in other assets ....................         (1,282)          1,525          (1,415)         (1,172)
            Increase (decrease) in accounts payable and
              accrued expenses .....................................          3,088            (274)                          2,814
                                                                           --------        --------        --------        --------
      Net cash provided by operating activities ....................          4,681              40              --           4,721
Cash flows from investing activities:
   Capital expenditures ............................................         (4,033)           (489)                         (4,522)
   Proceeds from disposal of property and equipment ................              9                                               9
                                                                           --------        --------        --------        --------
            Net cash used in investing activities ..................         (4,024)           (489)                         (4,513)
Cash flows from financing activities:
   Proceeds from loans, notes payable and long-term
     indebtedness ..................................................         41,415             896                          42,311
   Repayment of loans, notes payable and long-term
     indebtedness ..................................................        (32,246)            (67)                        (32,313)
   Proceeds from loans, notes and subordinated
     indebtedness to Principal Stockholder .........................          4,000                                           4,000
   Repayment of loans, notes and subordinated
     indebtedness to Principal Stockholder .........................         (2,557)           (285)                         (2,842)
   Subchapter S distributions and other ............................        (11,009)                                        (11,009)
                                                                           --------        --------        --------        --------
            Net cash (used in) provided by
              financing activities .................................           (397)            544                             147
Effect of exchange rate changes on cash ............................            (23)            (69)                            (92)
                                                                           --------        --------        --------        --------
            Net increase in cash and cash
              equivalents ..........................................            237              26                             263
Cash and cash equivalents at beginning of year .....................          1,356             873                           2,229
                                                                           --------        --------        --------        --------
Cash and cash equivalents at end of year ...........................       $  1,593        $    899              --        $  2,492
                                                                           ========        ========        ========        ========

                                   SCHEDULE 2
                              AMSCAN HOLDINGS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1997, 1996, and 1995
                             (Dollars in thousands)

                                           Beginning                                         Ending
                                            Balance        Write-offs      Additions        Balance
                                          -------------   -------------   -------------   -------------
Allowance for Doubtful Accounts:
    For the year ended:
        December 31, 1995  .........          $1,925         $1,001         $ 1,581         $ 2,505
        December 31, 1996  .........           2,505            717           2,350           4,138
        December 31, 1997  .........           4,138          2,220           3,775           5,693

                                           Beginning                                         Ending
                                            Balance        Write-offs      Additions        Balance
                                          -------------   -------------   -------------   -------------
Inventory Reserves:
    For the year ended:
        December 31, 1995  .........          $ 834          $ 406            $ 800          $1,228
        December 31, 1996  .........          1,228            731            1,188           1,685
        December 31, 1997  .........          1,685          1,562            1,039           1,162

                                EXHIBIT INDEX
                                -------------

       Exhibit
        Number                                 Description
        ------                                 -----------

         2(a) Share Exchange Agreement dated as of December 18, 1996, among the Registrant, John A. Svenningsen, Gerald C. Rittenberg and the following trusts each created by agreement dated as of October 29, 1996: Christina Svenningsen Trust, Jon Svenningsen Trust, Elisabeth Svenningsen Trust, Melissa Svenningsen Trust, Emily Svenningsen Trust and Sara Svenningsen Trust (incorporated by reference to Exhibit 2(a) to the Registrant's 1996 Annual Report on Form 10-K (Commission File No. 000-21827))

         2(b) Capital Contribution Agreement by and between the Company and Messrs. Allan J. Kaufman, Arthur J. Kaufman and Michael F. Hodges, dated October 9, 1996, as supplemented (incorporated by reference to Exhibit 2(b) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

         2(c) Agreement and Plan Merger, by and among Amscan Holdings, Inc. and Confetti Acquisition, Inc., dated as of August 10, 1997 (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))


         3(a) Certificate of Incorporation of Amscan Holdings, Inc., dated October 3, 1996, (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

         3(b)     By-Laws of Amscan Holdings, Inc. (incorporated by reference to
                  Exhibit 3(b) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

         3(c) Amended By-Laws of Amscan Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

         4(a) Credit Agreement among Amscan Inc., Kookaburra USA Ltd., Deco Paper Products, Inc., Trisar, Inc., the banks signatory thereto and The Chase Manhattan Bank N.A., dated as of September 20, 1995 (incorporated by reference to Exhibit 4(a) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

         4(b) Amendment No. 1 to Credit Agreement among Amscan Holdings, Inc., Amscan Inc., Trisar Inc., the banks signatory thereto and The Chase Manhattan Bank, dated as of November 14, 1996 (incorporated by reference to Exhibit 4(b) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

         4(c) Amendment No. 2 to Credit Agreement among Amscan Holdings, Inc., Amscan Inc., Trisar Inc., the banks signatory thereto and The Chase Manhattan Bank, dated as of December 11, 1996 (incorporated by reference to Exhibit 4(c) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

         4(d) Indenture, dated as of December 19, 1997, by and among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company with respect to the Senior Subordinated Notes (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

         10(a) Employment Agreement by and between Amscan Holdings, Inc. and John A. Svenningsen, dated November 1, 1996 (incorporated by reference to Amendment No. 1 to Exhibit 10(a) to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

         10(b) Employment Agreement by and between the Company and Gerald C. Rittenberg, dated October 9, 1996 (incorporated by reference to Exhibit 10(b) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

         10(c) Stock Agreement among Gerald C. Rittenberg, John A. Svenningsen and Amscan Inc., dated October 9, 1996 (incorporated by reference to Exhibit 10(c) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

         10(d) Employment Agreement by and between Amscan Inc. or the Company and William Wilkey, dated as of October 4, 1996 (incorporated by reference to Exhibit 10(e) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

         10(e)    Employment Agreement between Amscan Holdings, Inc. and James
                  M. Harrison, dated as of February 1, 1997 (incorporated by reference to Exhibit 10(e) to the Registrant's 1996 Annual Report on Form 10-K (Commission File No. 000-21827))

         10(f) Lease between ACP East LLC and Amscan Inc. dated as of December 1, 1995, as amended (incorporated by reference to Exhibit 10(i) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

         10(g) Lease between John Anders Svenningsen and Amscan Inc., dated March 1, 1995, as modified and amended (incorporated by reference to Exhibit 10(j) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

         10(h) Lease between John Anders Svenningsen and Amscan Inc., dated November 9, 1995, as amended (incorporated by reference to Exhibit 10(k) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

         10(i) Tax Indemnification Agreement between Amscan Holdings, Inc. and John A. Svenningsen, dated as of December 18, 1996

         10(j) The MetLife Capital Corporation Master Lease Purchase Agreement between MetLife Capital Corporation and Amscan Inc., Deco Paper Products, Inc., Kookaburra USA Ltd., and Trisar, Inc., dated November 21, 1991, as amended (incorporated by reference to Exhibit 10(n) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

         10(k) Form of Indemnification Agreement between the Company and each of the directors of the Company (incorporated by reference to Exhibit 10(o) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

         10(l) Exchange and Registration Agreement, dated as of December 19, 1997, by and among the Company and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

         10(m) Revolving Loan Credit Agreement, dated as of December 19, 1997, among the Company, Goldman, Sachs Credit Partners L.P., as Arranger and Syndication Agent, Fleet National Bank as Administrative Agent and the respective lenders signatory thereto (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

         10(n) AXEL Credit Agreement, dated as of December 19, 1997, among the Company, Goldman, Sachs Credit Partners L.P., as Arranger and Syndication Agent, Fleet National Bank as Administrative Agent and the

                  respective lenders signatory thereto (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

         10(o) Stockholders' Agreement, dated as of December 19, 1997, by and among the Company and the Stockholders thereto (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

         10(p) Employment Agreement, dated as of August 10, 1997, by and among the Company and Gerald C. Rittenberg (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

         10(q) Employment Agreement, dated as of August 10, 1997, by and among the Company and James M. Harrison (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

         10(r)    Amscan Holdings, Inc. 1997 Stock Incentive Plan (contained in
                  Exhibit 10(d) (incorporated by reference to Exhibit 10.7 Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

         12(a)    Statement re: computation of ratios

         21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

         27       Financial Data Schedule