Form 10-Q
period 1998-03-31
AMSCAN HOLDINGS INC
filed 1998-05-15
CIK 1024729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 F O R M 10 - Q



[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 For the Quarterly Period Ended March 31, 1998


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


As of May 12, 1998, 1,010 shares of Registrants' Common Stock, par value $0.10, were outstanding.

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-Q

                                 MARCH 31, 1998

                                TABLE OF CONTENTS



                                   PART I                                  PAGE

ITEM 1  FINANCIAL STATEMENTS  (UNAUDITED)

        Consolidated Balance Sheets at March 31, 1998 and
        December 31, 1997..................................................  3

        Consolidated Statements of Income for the Three Months
        Ended March 31, 1998 and 1997......................................  4

        Consolidated Statement of Stockholders' Deficit for the
        Three Months Ended March 31, 1998..................................  5

        Consolidated Statements of Cash Flows for the Three Months
        Ended March 31, 1998 and 1997......................................  6

        Notes to Consolidated Financial Statements.........................  7

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.......................................... 10

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........ 13


                                     PART II


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K................................... 13


SIGNATURE.................................................................. 15

                              AMSCAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   MARCH 31,     DECEMBER 31,
                                                                     1998            1997
                                                                 ------------   --------------
                                                                  (Unaudited)       (Note)
                                     ASSETS
Current assets:
   Cash and cash equivalents..................................       $15,140      $ 111,539
   Accounts receivable, net of allowances ....................        53,988         44,838
   Inventories................................................        46,803         51,742
   Prepaid expenses and other current assets..................         7,576          8,073
                                                                 -----------      ---------
     Total current assets.....................................       123,507        216,192
Property, plant and equipment, net............................        38,337         38,860
Intangible assets, net........................................         7,681          7,762
Other assets, net  ...........................................         7,264          6,462
                                                                 -----------    -----------

     Total assets.............................................      $176,789       $269,276
                                                                    ========       ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable..............................................    $      111       $    424
   Due to stockholders........................................           512         93,243
   Accounts payable...........................................         8,016         12,152
   Accrued expenses...........................................        12,009         10,502
   Income taxes payable.......................................         1,547            167
   Current portion of long-term obligations...................         2,912          2,911
                                                                  ----------      ---------
     Total current liabilities................................        25,107        119,399
Long-term obligations, excluding current portion..............       233,620        234,422
Deferred tax liabilities......................................         7,224          6,893
Other.........................................................         3,736          3,781
                                                                  ----------     ----------
     Total liabilities........................................       269,687        364,495

Stockholders' deficit:
   Common Stock...............................................             -              -
   Unamortized restricted Common Stock award, net.............          (770)          (835)
   Notes receivable from officers.............................          (750)          (750)
   Accumulated Deficit........................................       (90,641)       (92,912)
   Accumulated other comprehensive income.....................          (737)          (722)
                                                                 -----------   -------------
     Total stockholders' deficit..............................       (92,898)       (95,219)
                                                                   ---------    -----------

     Total liabilities and stockholders' deficit..............      $176,789       $269,276
                                                                    ========       ========

Note: The balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date.


          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------

                                                                              1998            1997
                                                                          -----------      ---------
Net sales...............................................................    $55,561         $53,176
Cost of sales...........................................................     35,989          34,410
                                                                            -------         -------
      Gross profit......................................................     19,572          18,766

Operating expenses:
   Selling expenses.....................................................      3,626           3,099
   General and administrative expenses..................................      5,091           4,364
   Art and development costs............................................      1,620           1,274
                                                                           --------         -------
      Total operating expenses..........................................     10,337           8,737
                                                                            -------         -------
      Income from operations............................................      9,235          10,029

Interest expense, net...................................................      5,265             984
Other income, net.......................................................        (40)            (27)
                                                                          ----------       --------
      Income before income taxes and minority interests.................      4,010           9,072

Income tax expense......................................................      1,664           3,728
Minority interests......................................................         75              42
                                                                          ---------        --------
      Net income........................................................    $ 2,271        $  5,302
                                                                            =======        ========




          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                           UNAMORTIZED
                                                            RESTRICTED        NOTES                     ACCUMULATED
                                                              COMMON       RECEIVABLE                      OTHER
                                                 COMMON    STOCK AWARD,       FROM       ACCUMULATED   COMPREHENSIVE
                                                 STOCK         NET          OFFICERS       DEFICIT         INCOME        TOTAL
                                                 ------    -----------     ----------    -----------   -------------   ---------
Balance as of December 31, 1997...........       $    -    $     (835)     $    (750)    $  (92,912)   $       (722)   $(95,219)

Net income................................                                                    2,271                       2,271

Net change in foreign currency
  translation adjustment..................                                                                      (15)        (15)

Amortization of restricted
  Common Stock award......................                         65                                                        65
                                                 ------    -----------     ----------   ------------   -------------   ---------
Balance as of March 31, 1998..............       $    -    $     (770)     $    (750)   $   (90,641)   $       (737)   $(92,898)
                                                 ======    ===========     ==========   ============   =============   =========



          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                     ----------------------------
                                                                                         1998           1997
                                                                                      ----------   ------------
Cash flows from operating activities:
   Net income.....................................................................   $   2,271     $    5,302
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Depreciation and amortization................................................       1,723          1,477
     Amortization of deferred financing costs.....................................         162              7
     Amortization of restricted Common Stock award................................          65
     Provision for doubtful accounts..............................................         772            327
     Deferred income tax (benefit) provision......................................        (135)         1,007
     Changes in operating assets and liabilities:
       Increase in accounts receivable............................................      (9,938)       (13,767)
       Decrease in inventories....................................................       4,939          5,742
       Decrease in prepaid expenses and other current assets......................         963          2,094
       (Decrease) increase in accounts payable, accrued expenses and income
          taxes payable...........................................................      (1,249)           565
       Other, net.................................................................        (966)          (582)
                                                                                     ---------        -------
              Net cash (used in) provided by operating activities.................      (1,393)         2,172

Cash flows from investing activities:
   Capital expenditures...........................................................      (1,072)        (2,283)
   Proceeds from disposal of property and equipment...............................          17
                                                                                     ---------        -------

           Net cash used in investing activities..................................      (1,055)        (2,283)

Cash flows from financing activities:
   Payments to acquire Common Stock in Merger.....................................     (92,731)
   Net proceeds from sale of Common Stock.........................................                      4,539
   Proceeds from loans, notes payable and long-term obligations...................                        825
   Repayment of loans, notes payable and long-term obligations....................      (1,116)        (4,830)
   Repayment of subordinated and other indebtedness due to stockholders...........                       (157)
                                                                                   -----------    -----------
           Net cash (used in) provided by financing activities....................     (93,847)           377

   Effect of exchange rate changes on cash and cash equivalents...................        (104)           263
                                                                                     ---------   ------------
   Net (decrease) increase in cash and cash equivalents...........................     (96,399)           529
   Cash and cash equivalents at beginning of period...............................     111,539          1,589
                                                                                      --------    -----------
   Cash and cash equivalents at end of period.....................................    $ 15,140     $    2,118
                                                                                      ========     ==========

Supplemental Disclosures:
           Interest paid..........................................................      $2,839         $1,019
           Taxes paid.............................................................        $188          $ 532


There were no capital lease obligations incurred during the three months ended March 31, 1998. Capital lease obligations of $59 were incurred during the three months ended March 31, 1997.


          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:  ORGANIZATION AND DESCRIPTION OF BUSINESS

         Amscan Holdings, Inc. ("Amscan Holdings" and, together with its subsidiaries, the "Company") was incorporated on October 3, 1996 for the purpose of becoming the holding company for Amscan Inc. and certain affiliated entities in connection with an initial public offering of common stock.

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

         On December 19, 1997 (the "Effective Time"), the Merger was consummated pursuant to the Merger Agreement. At the Effective Time, each share of the Common Stock, par value $0.10 per share, of the Company (the "Company Common Stock"), issued and outstanding immediately prior to the Effective Time (other than shares of Company Common Stock owned, directly or indirectly, by the Company or by Confetti) was converted, at the election of each of the Company's stockholders, into the right to receive from the Company either (a) $16.50 in cash or (b) $9.33 in cash plus a retained interest in the Company equal to one share of Company Common Stock for every 150,000 shares held by such stockholder, with fractional shares of Company Common Stock paid in cash. Also pursuant to the Merger Agreement, at the Effective Time each outstanding share of Common Stock, par value $0.10 per share, of Confetti ("Confetti Common Stock"), was converted into an equal number of shares of Company Common Stock as the surviving corporation in the Merger. The Merger was financed with an equity contribution of approximately $67.5 million (including contributions of Company Common Stock by certain employee stockholders and including issuances of restricted stock), $117 million from a senior term loan and $110 million from the issuance of senior subordinated notes. The Merger was accounted for as a recapitalization and, accordingly, the historical basis of the Company's assets and liabilities were not affected by the Merger.

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

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31,

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


1998. The results of operations may be affected by seasonal factors such as the timing of holidays or industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the financial statements and footnotes thereto included in the Amscan Holdings Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE 3:  INVENTORIES

         Inventories consisted of the following:

                                                                               MARCH 31,     DECEMBER 31,
                                                                                 1998            1997
                                                                               ---------     ------------
                                                                                     (IN THOUSANDS)
         Finished goods  ................................................       $43,103          $47,704
         Raw materials  .................................................         3,108            3,570
         Work-in-process  ...............................................         1,792            1,630
                                                                                -------         --------
                                                                                 48,003           52,904
         Less:  reserve for slow moving and obsolete inventory...........        (1,200)          (1,162)
                                                                                -------         --------
                                                                                $46,803          $51,742
                                                                                =======          =======

         Inventories are valued at the lower of cost, determined on a first in - first out basis, or market.


NOTE 4:  INCOME TAXES

         The consolidated income tax provisions for the three months ended March 31, 1998 and 1997 were determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 1998 and 1997, respectively. The differences between the consolidated effective income tax rate and the U.S. Federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations.


NOTE 5:  COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' deficit. SFAS No. 130 requires the Company's foreign currency translation adjustment, which prior to adoption were reported separately in stockholders' deficit to be included in other comprehensive income. Amounts reported in prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

         During the first quarter of 1998 and 1997, total comprehensive income amounted to $2,256,000 and $5,493,000 consisting of net income of $2,271,000 and $5,302,000, and foreign currency translation adjustment of $(15,000) and $191,000, respectively. Accumulated other comprehensive income at March 31, 1998 and December 31, 1997 consisted solely of the Company's foreign currency translation adjustment.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


NOTE 6:  CAPITAL STOCK

         At March 31, 1998 and December 31, 1997, respectively, the Company's authorized capital stock consisted of 5,000,000 shares of preferred stock, $0.10 par value, of which no shares were issued or outstanding, and 50,000,000 shares of common stock, $0.10 par value, of which 1,010 shares were issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
PERCENTAGE OF NET SALES

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         1998          1997
                                                      ----------    ----------
        Net sales...................................    100.0%        100.0%
        Cost of sales...............................     64.8          64.7
                                                         ----          ----
                Gross profit........................     35.2          35.3
        Operating expenses:
           Selling expenses.........................      6.5           5.8
           General and administrative expenses......      9.2           8.2
           Art and development costs................      2.9           2.4
                                                        -----         -----
                Total operating expenses............     18.6          16.4
                                                         ----          ----
                Income from operations..............     16.6          18.9
        Interest expense, net.......................      9.5           1.9
        Other income, net...........................     (0.1)         (0.1)
                                                         ----          ----
                Income before income taxes
                     and minority interests.........      7.2          17.1
        Income taxes................................      3.0           7.0
        Minority interests..........................      0.1           0.1
                                                         ----         -----
                Net income..........................      4.1%         10.0%
                                                         ====          ====


 THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Net sales for the three months ended March 31, 1998 were $55.6 million, as compared to $53.2 million for the three months ended March 31, 1997. The increase in net sales for the three months ended March 31, 1998 of 4.5% is attributable to growth in sales to party superstores and international customers which more than offset the reduction in sales attributable to the recent bankruptcies of two national accounts.

         The  Company   maintained   a  consistent   gross   profit   margin  of
approximately 35% between the first quarters of 1998 and 1997 reflecting its effective management of product and distribution costs.

         Selling expenses of $3.6 million for the three months ended March 31, 1998 were $0.5 million higher than those of the corresponding quarter in 1997. Selling expenses increased as a percentage of net sales from 5.8% to 6.5% principally due to the expansion of the Company's sales and customer service workforce and the addition of a new seasonal catalogue.

         General and administrative expenses of $5.1 million increased by $0.7 million for the three months ended March 31, 1998 as compared to the corresponding quarter in 1997 principally due to an increase in the Company's provision for bad debts of $0.8 million. as a percentage of net sales, General and administrative expenses increased as a percentage of net sales from 8.2% to 9.2%.

         Art and development costs of $1.6 million for the three months ended March 31, 1998 increased by $0.3 million compared to the corresponding quarter in 1997. As a percentage of net sales, art and development costs increased from 2.4% to 2.9%. The continued investment in art and development expenditures in 1998 reflects the Company's strategy to remain a leader in product quality and development.

         Interest expense of $5.3 million for the three months ended March 31, 1998 increased by $4.3 million as compared to the corresponding period in 1997 due to the Company's increased borrowings in connection with the Merger (see "Liquidity and Capital Resources").

         Income taxes for the three months ended March 31, 1998 and 1997 were based upon estimated consolidated effective income tax rates of 41.5% and 40.5% for the years ending December 31, 1998 and 1997, respectively. The higher effective income tax rate for the year ending December 31, 1998 is attributable to an increase in estimated state income taxes.

         Minority interests represent the portion of income of the Company's subsidiaries attributable to equity ownership not held by Amscan Holdings.


LIQUIDITY AND CAPITAL RESOURCES

       On December 19, 1997 the Company and Confetti consummated the Merger, providing for a recapitalization of Amscan Holdings in which Confetti was merged with and into Amscan Holdings with Amscan Holdings as the surviving corporation. Upon consummation of the Merger, the Company's then existing loan arrangements were repaid and terminated and 90% of its then outstanding Common Stock was converted into the right to receive cash. The Merger was financed with an equity contribution of approximately $67.5 million (including contributions of Company Common Stock by certain employee stockholders and including issuances of restricted stock), $117 million from a senior term loan (the "Term Loan") provided under a bank credit agreement (the "Bank Credit Facilities") and $110 million from the issuance of 9 7/8% senior subordinated notes (the "Exchange Notes") (collectively, the "Merger Financings"). The Merger has been accounted for as a recapitalization and, accordingly, the historical basis of the Company's assets and liabilities has not been affected by the Merger.

       In addition to the Term Loan, the Bank Credit Facilities provide for revolving loan borrowings of up to $50 million (the "Revolving Credit
Facility"). The Revolving Credit Facility has a term of five years and bears interest, at the option of the Company, at the lenders' customary base rate plus 1.25% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.25% per annum. Interest on balances outstanding under the Revolving Credit Facility are subject to adjustment in the future based on the Company's performance. At March 31, 1998, the entire $50 million was available to the Company under the Revolving Credit Facility.

       As a result of the recapitalization, the Company had $236.6 million of consolidated indebtedness and $92.9 million of consolidated stockholders' deficit at March 31, 1998. Based upon the current level of operations and anticipated growth, the Company anticipates that its operating cash flow, together with available borrowings under the Revolving Credit Facility, will be adequate to meet its anticipated future requirements for working capital and operating expenses, to permit potential acquisitions and to service its debt requirements as they become due. However, the Company's ability to make scheduled payments of principal on, or to pay interest on, or to refinance its indebtedness (including the Exchange Notes) and to satisfy its other obligations will depend upon its future performance, which, to a certain extent, will be subject to general economic, financial, competitive, business and other factors beyond its control.

       The Merger Financings may affect the Company's ability to make future capital expenditures. However, management believes that additions to plant and equipment during the past three years provide adequate capacity to support its operations for at least the next 12 months. As of March 31, 1998, the Company did not have material commitments for capital expenditures.

CASH FLOW DATA - THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

       During the three months ended March 31, 1998, the Company used $1.4 million of net cash for operating activities as compared to $2.2 million of net cash provided by operating activities during the same quarter in 1997. The net cash used in operating activities during the first quarter of 1998 results principally from increased interest expense and corresponding lower net income, lower levels of accounts payable, and increased accounts receivable due to extended terms given to customers in association with new promotions, offset by decreased inventories, reflecting the shipment of "everyday" goods which are built-up towards the end of the year in preparation for the introduction of the new "everyday" line for the upcoming year. During the comparable quarter in 1997, net cash provided by operating activities consisted of net income offset by an increase in net operating assets.

        Net cash used in investing activities during the first quarter of 1998 of $1.1 million decreased by $1.2 million from 1997 reflecting lower levels of capital expenditures.

        During the first quarter of 1998, net cash used in financing activities of $93.8 million consisted principally of payments of cash in connection with Common Stock converted into the right to receive cash in connection with the Merger. During the comparable period in 1997, net cash provided by financing activities of $0.4 million included net proceeds of $4.5 million from the issuance of Common Stock to cover the overallotments provided for in the underwriting agreement relating to the Company's initial public offering, and proceeds of $0.8 million from borrowings, offset by repayments of indebtedness to stockholders and third parties totaling $5.0 million.


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


"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report includes "forward-looking statements" within the meaning of various provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, including any changes to operations, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. Actual results may differ materially from those discussed. Whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to, (1) the concentration of sales by the Company to party goods superstores where the reduction of purchases by a small number of customers could materially reduce the Company's sales and profitability, (2) the concentration of the Company's credit risk in party goods superstores, several of which are privately held and have expanded rapidly in recent years, (3) the failure by the Company to anticipate changes in tastes and preferences of party goods retailers and consumers, (4) the introduction of new products by the Company's competitors, (5) the inability of the Company to increase prices to recover fully future increases in raw material prices, especially increases in paper prices, (6) the loss of key employees, (7) changes in general business conditions, (8) other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission, and (9) other factors which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. Although the Company believes that it has the product offerings and resources needed for continued growth in revenues and margins, future revenue and margin trends cannot be reliably predicted. Changes in such trends may cause the Company to adjust its operations in the future. Because of the foregoing and other factors, recent trends should not be considered reliable indicators of future financial results. In addition, the highly leveraged nature of the Company may impair its ability to finance its future operations and capital needs and its flexibility to respond to changing business and economic conditions and business opportunities.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits


               Exhibit
               Number                   DESCRIPTION
               ------                   -----------

                 27                     Financial Data Schedule

         (b)  Reports on Form 8 - K

              A  Current  Report  on Form 8-K  dated  April  29,  1998 was filed
              regarding  the  change  in  the  Company's   independent  auditors
              responding to Item 4 of Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               AMSCAN HOLDINGS, INC.


                               By: /s/ Michael A. Correale
                                   ----------------------------------
                                   Michael A. Correale
                                   Controller
                                   (on behalf of the registrant and as principal
Date: May 15, 1998                  accounting officer)
      -----------------