Form 10-Q
period 1998-06-30
AMSCAN HOLDINGS INC
filed 1998-08-14
CIK 1024729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 F O R M 10 - Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission file number 000-21827
                       ---------

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


As of August 7, 1998, 1,012.41 shares of Registrants' Common Stock, par value $0.10, were outstanding.

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-Q

                                  June 30, 1998

                                Table of Contents



                                  Part I                                 Page

Item 1    Financial Statements  (Unaudited)

          Consolidated Balance Sheets at June 30, 1998 and
          December 31, 1997.............................................   3

          Consolidated Statements of Income for the Three and
          Six Months Ended June 30, 1998 and 1997.......................   4

          Consolidated Statement of Stockholders' Deficit for
          the Six Months Ended June 30, 1998............................   5

          Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 1998 and 1997...........................   6

          Notes to Consolidated Financial Statements....................   7

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................   11

Item 3    Quantitative and Qualitative Disclosures About Market Risk ...   17


                                     Part II


Item 2    Changes in Securities and Use of Proceeds.....................   17

Item 6    Exhibits and Reports on Form 8-K..............................   17

Signature ..............................................................   19

                                                AMSCAN HOLDINGS, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                                (Dollars in thousands)

                                                                        June 30,          December 31,
                                                                          1998                1997
                                                                    ----------------      -----------
                                                                      (Unaudited)            (Note)
                                     ASSETS
         Current assets:
            Cash and cash equivalents.............................      $ 19,833             $111,539
            Accounts receivable, net of allowances ...............        42,655               44,838
            Inventories...........................................        46,483               51,742
            Assets held for disposal..............................         2,776
            Prepaid expenses and other current assets.............         8,281                8,073
                                                                     -----------          -----------
              Total current assets................................       120,028              216,192
         Property, plant and equipment, net.......................        33,668               38,860
         Intangible assets, net...................................         8,561                7,762
         Other assets, net  ......................................         7,759                6,462
                                                                     -----------          -----------

              Total assets........................................      $170,016             $269,276
                                                                        ========             ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

         Current liabilities:
            Notes payable.........................................   $       167          $       424
            Due to stockholders...................................           158               93,243
            Accounts payable......................................         5,838               12,152
            Accrued expenses......................................        10,234               10,502
            Income taxes payable..................................                                167
            Current portion of long-term obligations..............         4,401                2,911
                                                                     -----------          -----------
              Total current liabilities...........................        20,798              119,399
         Long-term obligations, excluding current portion.........       231,392              234,422
         Deferred tax liabilities.................................         7,342                6,893
         Other....................................................         3,614                3,781
                                                                     -----------          -----------
              Total liabilities...................................       263,146              364,495

         Stockholders' deficit:
            Common Stock..........................................           -                    -
            Additional paid-in capital............................           181                  -
            Unamortized restricted Common Stock award, net........          (705)                (835)
            Notes receivable from officers........................          (728)                (750)
            Accumulated deficit...................................       (90,611)             (92,912)
            Accumulated other comprehensive loss..................        (1,267)                (722)
                                                                       ---------            ---------
              Total stockholders' deficit.........................       (93,130)             (95,219)
                                                                       ---------            ---------

              Total liabilities and stockholders' deficit.........      $170,016             $269,276
                                                                       =========             ========

Note: The balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date.



          See accompanying notes to consolidated financial statements.


                                               AMSCAN HOLDINGS, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                               (Dollars in thousands)
                                                     (Unaudited)

                                                    Three Months Ended June 30,         Six Months Ended June 30,
                                                    ----------------------------        -------------------------
                                                       1998             1997               1998            1997
                                                    -----------      -----------        ----------      ---------

   Net sales.....................................     $48,686          $49,225           $104,247       $102,401
   Cost of sales.................................      31,023           31,554             67,012         65,964
                                                     --------         --------          ---------       --------
     Gross profit................................      17,663           17,671             37,235         36,437

   Operating expenses: ..........................
     Selling expenses............................       3,533            3,127              7,159          6,226
     General and administrative expenses.........       4,680            3,945              9,771          8,309
     Art and development costs...................       1,596            1,293              3,216          2,567
     Restructuring charges.......................       2,400                               2,400
                                                     --------         --------          ---------     ----------
          Total operating expenses...............      12,209            8,365             22,546         17,102
                                                       ------         --------          ---------     ----------
          Income from operations.................       5,454            9,306             14,689         19,335

   Interest expense, net.........................       5,498              882             10,763          1,866
   Other income, net.............................          19)             (12)               (59)           (39)
                                                    ---------        ---------          ---------     ----------
     (Loss) income before income taxes and
              minority interests.................         (25)           8,436              3,985         17,508
   Income tax (benefit) expense..................         (10)           3,417              1,654          7,145
   Minority interests............................         (45)              43                 30             85
                                                   ----------        ---------          ---------     ----------
     Net income..................................  $       30        $   4,976         $    2,301     $   10,278
                                                    =========         ========          =========      =========












          See accompanying notes to consolidated financial statements.

                                                  AMSCAN HOLDINGS, INC.
                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                         For the Six Months Ended June 30, 1998
                                                  (Dollars in thousands)
                                                        (Unaudited)

                                                               Unamortized
                                                               Restricted       Notes                      Accumulated
                                               Additional        Common      Receivable                       Other
                                     Common      Paid-in      Stock Award,      from       Accumulated    Comprehensive
                                      Stock      Capital           Net        Officers       Deficit          Loss         Total
                                    --------   -----------   ------------   -----------   -------------   --------------  ------

Balance as of December 31, 1997....  $  -            -          $(835)         $(750)       $(92,912)       $ (722)     $(95,219)

Net income.........................     -            -              -              -           2,301             -         2,301

Net change in foreign currency
   translation adjustment..........     -            -              -              -               -          (545)         (545)

Payment received on notes
   receivable from officers........     -            -              -             22               -             -            22

Issuance of 2.41 shares of
   Common Stock ...................     -         $181              -              -               -             -           181

Amortization of restricted
   Common Stock award..............     -            -             130             -               -             -           130
                                    --------   ------------   -----------   ------------   --------------   ----------    ------

Balance as of June 30, 1998........ $   -         $181           $(705)        $(728)         $(90,611)      $(1,267)   $(93,130)
                                    ========      ====           =====         =====          ========       =======     =======









           See accompanying notes to consolidated financial statements

                                              AMSCAN HOLDINGS, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Dollars in thousands)
                                                  (Unaudited)
                                                                                Six Months Ended June 30,
                                                                                   1998           1997
                                                                                ----------     ---------
Cash flows from operating activities:
   Net income.................................................................   $   2,301     $  10,278
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization.........................................       3,445         2,981
        Amortization of deferred financing costs..............................         348             9
        Restructuring charges.................................................       2,400             -
        Amortization of restricted Common Stock award.........................         130             -
        Provision for doubtful accounts.......................................       1,303           577
        Deferred income tax (benefit) provision...............................        (251)        1,725
        Gain on disposal of equipment.........................................          (2)
        Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable..........................         880        (9,843)
          Decrease in inventories.............................................       5,259         2,628
          Decrease in prepaid expenses and other current assets...............         492           856
          Decrease in accounts payable, accrued expenses and income
               taxes payable..................................................      (8,905)       (3,187)
       Other, net.............................................................      (1,294)         (456)
                                                                                  --------     ---------
              Net cash provided by operating activities.......................       6,106         5,568

Cash flows from investing activities:
   Capital expenditures.......................................................      (2,474)       (3,711)
   Proceeds from disposal of property and equipment...........................          23             -
                                                                                  --------
              Net cash used in investing activities...........................      (2,451)       (3,711)

Cash flows from financing activities:
   Payments to acquire Common Stock in Merger.................................     (93,085)            -
   Net proceeds from the issuance of Common Stock.............................         181         4,539
   Proceeds from loans, notes payable and long-term obligations...............         167        15,632
   Repayment of loans, notes payable and long-term obligations................      (2,058)      (22,165)
   Repayment of subordinated and other indebtedness due to stockholders.......                      (200)
   Payments received on notes receivable from officers........................          22             -
   Payments to acquire treasury stock.........................................           -          (290)
                                                                                  --------       --------
              Net cash used in financing activities...........................     (94,773)      (2,484)

Effect of exchange rate changes on cash and cash equivalents..................        (588)         289
                                                                                  --------      --------
              Net decrease in cash and cash equivalents.......................     (91,706)        (338)
Cash and cash equivalents at beginning of period..............................     111,539        1,589
                                                                                  --------      --------
Cash and cash equivalents at end of period....................................   $  19,833     $  1,251
                                                                                  ========      ========

Supplemental Disclosures:
    Cash paid during the period for:
           Interest ..........................................................      $8,345       $1,799
           Income taxes ......................................................      $2,297       $6,189

Capital lease obligations of $94 and $59 were incurred during the six months ended June 30, 1998 and 1997, respectively.

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1:  ORGANIZATION AND DESCRIPTION OF BUSINESS

         Amscan Holdings, Inc. ("Amscan" and, together with its subsidiaries, the "Company") was incorporated on October 3, 1996 for the purpose of becoming the holding company for Amscan Inc. and certain affiliated entities in connection with an initial public offering of common stock.

         On August 10, 1997, Amscan and Confetti Acquisition, Inc. ("Confetti"), a newly formed Delaware corporation affiliated with GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co. (collectively, "GSCP"), entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for a recapitalization of Amscan in which Confetti would be merged with and into Amscan (the "Merger"), with Amscan as the surviving corporation.

         On December 19, 1997 (the "Effective Time"), the Merger was consummated pursuant to the Merger Agreement. At the Effective Time, each share of the Common Stock, par value $0.10 per share, of the Company (the "Company Common Stock"), issued and outstanding immediately prior to the Effective Time (other than shares of Company Common Stock owned, directly or indirectly, by the Company or by Confetti) was converted, at the election of each of the Company's stockholders, into the right to receive from the Company either (a) $16.50 in cash or (b) $9.33 in cash plus a retained interest in the Company equal to one share of Company Common Stock for every 150,000 shares held by such stockholder, with fractional shares of Company Common Stock paid in cash. Also pursuant to the Merger Agreement, at the Effective Time each outstanding share of Common Stock, par value $0.10 per share, of Confetti ("Confetti Common Stock"), was converted into an equal number of shares of Company Common Stock as the surviving corporation in the Merger. The Merger was financed with an equity contribution of approximately $67.5 million (including contributions of Company Common Stock by certain employee stockholders and including issuances of restricted Common Stock), $117 million from a senior term loan and $110 million from the issuance of senior subordinated notes. The Merger was accounted for as a recapitalization and, accordingly, the historical basis of the Company's assets and liabilities were not affected by the Merger.

         Amscan  and  its  subsidiaries   design,   manufacture,   contract  for
manufacture and distribute party and novelty goods principally in the United States, Canada and Europe.


NOTE 2:  BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Amscan and its majority-owned subsidiaries. Investments in less than majority-owned subsidiaries are accounted for on an equity basis.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods each ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The results of operations may be affected by seasonal factors such as the timing of holidays or industry factors that may be specific to a particular period, such as movement in a general level of

                              AMSCAN HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (Unaudited)



raw material costs. For further information, see the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE 3:  RESTRUCTURING CHARGES

         In the second quarter of 1998, the Company commenced a restructuring of its distribution operations to reduce costs and improve operating efficiencies. The Company will close two distribution facilities located in California and Canada which will result in the elimination of approximately 100 positions. The restructuring will be substantially completed by the end of 1998. The Company has recorded restructuring charges of approximately $2,400,000 which include the non-cash write-down of $1,328,000 relating to property, plant and equipment (the majority of which has been classified as assets held for disposal), the accrual of future lease obligations of $474,000, severance and related costs of $335,000, and other costs of $263,000.


NOTE 4: ACQUISITION OF MINORITY INTEREST

         In May 1998, the Company acquired the remaining 25% interest in its U.K. based subsidiary, Amscan Holdings Limited, for approximately $1,703,000. In conjunction with the acquisition, the Company will issue a non-interest bearing note to the former shareholder in the amount of 350,000 pounds sterling (approximately $583,000) which is payable over five years. The acquisition has been accounted for as a purchase and the excess purchase price over the fair value of the net assets acquired of $949,000 is being amortized on a straight-line basis over thirty years.

         The results of operations attributable to the additional 25% interest in Amscan Holdings Limited are included in the accompanying financial statements from the date of acquisition. The pro forma results of operations for this acquisition for the periods presented, had the acquisition occurred at the beginning of 1998 and 1997, are not significant, and accordingly, pro forma information has not been provided.


NOTE 5:  INVENTORIES

      Inventories consisted of the following:

                                                      June 30,      December 31,
                                                        1998            1997
                                                    ------------    ------------
                                                             (In thousands)

     Finished goods  ................................   $42,996         $47,704
     Raw materials  ................................      2,950           3,570
     Work-in-process  ..............................      2,183           1,630
                                                        -------         -------
                                                         48,129          52,904
     Less: reserve for slow moving
       and obsolete inventory .....................      (1,646)         (1,162)
                                                        -------         -------
                                                        $46,483         $51,742
                                                        =======         =======

Inventories are valued at the lower of cost, determined on a first in - first out basis, or market.

                              AMSCAN HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (Unaudited)


NOTE 6:  INCOME TAXES

         The consolidated income tax provisions for the three and six-month periods each ended June 30, 1998 and 1997 were determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 1998 and 1997, respectively. The differences between the consolidated effective income tax rate and the U.S. Federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations.


NOTE 7:  COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' deficit. SFAS No. 130 requires the Company's foreign currency translation adjustment, which prior to adoption was reported separately in stockholders' deficit to be included in other comprehensive (loss) income. Amounts reported in prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

      Comprehensive (loss) income consisted of the following:

                                                           Three Months Ended        Six Months Ended
                                                                June 30,                  June 30,
                                                                --------                  --------
                                                           1998          1997        1998        1997
                                                           -----        -----        -----       ----
                                                                          (in thousands)
           Net income.............................        $  30        $4,976       $2,301      $10,278
           Net change in foreign currency
             translation adjustment...............         (530)           54         (545)         245
                                                         ------       -------      -------     --------
           Comprehensive (loss) income............        $(500)       $5,030       $1,756      $10,523
                                                         ======        ======       ======      =======


Accumulated other comprehensive loss at June 30, 1998 and December 31, 1997 consisted solely of the Company's foreign currency translation adjustment.


NOTE 8:  CAPITAL STOCK

         At June 30, 1998 and December 31, 1997, respectively, the Company's authorized capital stock consisted of 5,000,000 shares of preferred stock, $0.10 par value, of which no shares were issued or outstanding, and 50,000,000 shares of Common Stock, $0.10 par value, of which 1,012.41 and 1,010 shares were issued and outstanding, respectively. In July 1998, the Company reduced its authorized shares of Common Stock to 3,000 shares.

         During the second quarter of 1998, the Company issued 2.41 shares of its Common Stock to certain of its employees at a price of $75,000 per share and received cash proceeds of approximately $181,000.

                              AMSCAN HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (Unaudited)


         In addition, during the second quarter of 1998, the Company granted stock options to purchase 5.55 shares of Common Stock under the terms of the Amscan Holdings, Inc. Stock Incentive Plan, at an exercise price of $75,000 per share which represented the estimated fair market value of the Company's Common Stock at the grant date. The options vest in equal installments on each of the first five anniversaries of the grant date. The options are non-transferable (except under certain limited circumstances) and have a term of ten years.

         At June 30, 1998, there were 87.41 shares of Common Stock held by employees of which 10 shares were not yet fully paid and 11.25 shares were subject to future vesting provisions. Under the terms of a stockholders' agreement ("Stockholders' Agreement"), the Company can purchase all of the shares held by the employee stockholders, and the employees can require the Company to purchase all of the shares held by the employee stockholders, under certain circumstances. The Company has the option to assign the obligation to purchase employee shares, at a cost of up to $15,000,000, to GSCP. The purchase price as prescribed in the Stockholders' Agreement is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost. At June 30, 1998, the aggregate amount that may be payable to employee stockholders is significantly less than the cap of $15,000,000.

NOTE 9:  SUBSEQUENT EVENT

         On August 6, 1998, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with the stockholders of Anagram International, Inc., a Minneapolis-based metallic balloon manufacturer and distributor, and certain related companies (collectively, the "Anagram Companies"), providing for, among other things, the acquisition (the "Acquisition") by the Company of all of the capital stock of each of the Anagram Companies in a transaction valued at approximately $87,000,000, including the issuance of equity and the payment or assumption of debt. Consummation of the Acquisition is subject to a number of conditions, including the availability of financing and customary consents and approvals. The Acquisition is expected to be completed during the third quarter of 1998.

         The Acquisition will be accounted for under the purchase method, whereby the purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values.

         The Company is planning to finance the Acquisition with approximately $40,000,000 of senior term debt, approximately $24,000,000 of additional revolving credit borrowings, cash on hand, and the issuance of approximately $13,000,000 of equity. The Company's existing credit agreements are required to be amended in connection with the Acquisition, including to provide for the senior debt. The Company has received a commitment for the senior debt financing from Goldman Sachs Credit Partners L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Results of Operations
Percentage of Net Sales

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                      1998             1997
                                                   ----------       -------
       Net sales..................................    100.0%        100.0%
       Cost of sales..............................     63.7          64.1
                                                     ------        ------
               Gross profit.......................     36.3          35.9
       Operating expenses:
          Selling expenses........................      7.3           6.4
          General and administrative expenses.....      9.6           8.0
          Art and development costs...............      3.3           2.6
          Restructuring charges...................      4.9
                                                    -------        ------
               Total operating expenses...........     25.1          17.0
                                                    -------        ------
               Income from operations.............     11.2          18.9
       Interest expense, net......................     11.3           1.8
                                                    -------        ------
       Other income, net..........................
              (Loss) income before income taxes
                    and minority interests........     (0.1)         17.1
       Income tax (benefit) expense...............     (0.1)          6.9
       Minority interests.........................     (0.1)          0.1
                                                    -------       -------
               Net income.........................      0.1%         10.1%
                                                    =======        ======



         Net sales for the three months ended June 30, 1998 were $48.7 million, as compared to $49.2 million for the three months ended June 30, 1997. The decrease in net sales for the three months ended June 30, 1998 of 1.1% results from the timing of shipments of seasonal goods to customers, the majority of which will be shipped in the third quarter 1998 versus the second quarter in 1997, and the reduction in sales attributable to the recent bankruptcies of two national accounts which more than offset the growth in sales to party superstores.

         Gross profit for the three months ended June 30, 1998 was $17.7 million, or 36.3% of net sales, as compared to 35.9% of net sales for the comparable period in 1997. The improvement in second quarter 1998 gross profit margin is primarily due to operating efficiencies and reduced distribution costs which are partially attributable to a restructuring plan commenced during the second quarter of 1998.

         Selling expenses of $3.5 million for the three months ended June 30, 1998 were $0.4 million higher than those of the corresponding quarter in 1997. Selling expenses increased as a percentage of net sales from 6.4% to 7.3% principally due to the addition of a new seasonal catalogue, expansion of the Company's "everyday" catalogue, and higher advertising costs.

         General and administrative expenses of $4.7 million increased by $0.7 million for the three months ended June 30, 1998 as compared to the corresponding quarter in 1997. General and administrative expenses increased as a percentage of net sales from 8.0% to 9.6% principally due to a $0.3 million increase in the Company's provision for bad debts.

         Art and development costs of $1.6 million for the three months ended June 30, 1998 increased by $0.3 million as compared to the corresponding quarter in 1997. As a percentage of net sales, art and development costs increased from 2.6% to 3.3%. The increase in costs is attributable to the Company's investment in additional art and product development staff associated with the development of new product lines.

         In the second quarter of 1998, the Company commenced a restructuring of its distribution operations to reduce costs and improve operating efficiencies. The Company will close two distribution facilities located in California and Canada which will result in the elimination of approximately 100 positions. The restructuring will be substantially completed by the end of 1998. The Company has recorded restructuring charges of approximately $2.4 million, or 4.9% of sales for the three months ended June 30, 1998. The restructuring charges include the non-cash write-down of $1.3 million relating to property, plant and equipment (the majority of which has been classified as assets held for disposal), the accrual of future lease obligations of $0.5 million, severance and related costs of $0.3 million, and other costs of $0.3 million. Management is currently evaluating the further consolidation of its domestic distribution facilities which may result in additional restructuring charges in subsequent periods.

         Interest expense of $5.5 million for the three months ended June 30, 1998 increased by $4.6 million as compared to the corresponding period in 1997 due to the Company's increased borrowings in connection with the Merger (see "Liquidity and Capital Resources"), offset in part by reduced levels of working capital.

         Income taxes for the three months ended June 30, 1998 and 1997 were based upon estimated consolidated effective income tax rates of 41.5% and 40.5% for the years ending December 31, 1998 and 1997, respectively. The higher effective income tax rate for the year ending December 31, 1998 is attributable to an increase in estimated state income taxes.

         Minority interests represent the portion of (loss) income of the Company's subsidiaries attributable to equity ownership not held by the Company.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Results of Operations
Percentage of Net Sales
                                                      Six Months Ended June 30,
                                                     --------------------------
                                                        1998           1997
                                                      --------       -------
         Net sales..................................    100.0%        100.0%
         Cost of sales..............................     64.3          64.4
                                                       ------        ------
                Gross profit........................     35.7          35.6
         Operating expenses:
            Selling expenses........................      6.9           6.1
            General and administrative expenses.....      9.4           8.1
            Art and development costs...............      3.0           2.5
            Restructuring charges...................      2.3            -
                                                       ------        ------
                Total operating expenses............     21.6          16.7
                                                       ------        ------
                Income from operations..............     14.1          18.9
         Interest expense, net......................     10.3           1.8
         Other income, net..........................     (0.1)           -
                                                       ------        ------
                Income before income taxes
                      and minority interests........      3.9          17.1
         Income tax expense.........................      1.6           7.0
         Minority interests.........................      0.1           0.1
                                                       ------        ------
                Net income..........................      2.2%         10.0%
                                                       ======        ======

         Net sales for the six months ended June 30, 1998 were $104.2 million, as compared to $102.4 million for the six months ended June 30, 1997. The increase in net sales for the six months ended June 30, 1998 of 1.8% is attributable to growth in sales to party superstores and international customers which more than offset the reduction in sales attributable to the recent bankruptcies of two national accounts and the timing of shipments of seasonal goods to customers which will be shipped in the third quarter 1998 versus the second quarter in 1997.

         The  Company   maintained   a  consistent   gross   profit   margin  of
approximately 36% between the comparative periods ending June 30, 1998 and 1997 reflecting its effective management of product and distribution costs.

         Selling expenses of $7.2 million for the six months ended June 30, 1998 were $0.9 million higher than those of the corresponding period in 1997. Selling expenses increased as a percentage of net sales from 6.1% to 6.9% principally due to the addition of a new seasonal catalogue, expansion of the "everyday" catalogue, and higher advertising costs.

         General and administrative expenses of $9.8 million increased by $1.5 million for the six months ended June 30, 1998 as compared to the corresponding period in 1997 and increased as a percentage of net sales from 8.1% to 9.4% principally due to a $0.7 million increase in the Company's provision for bad debts.

         Art and development costs of $3.2 million for the six months ended June 30, 1998 increased by $0.6 million compared to the corresponding period in 1997. As a percentage of net sales, art and development costs increased from 2.5% to 3.0%. The increase in costs is attributable to the Company's investment in additional art and product development staff associated with the development of new product lines.

         In the second quarter of 1998, the Company commenced a restructuring of its distribution operations to reduce costs and improve operating efficiencies. The Company will close two distribution facilities located in California and Canada which will result in the elimination of approximately 100 positions. The restructuring will be substantially completed by the end of 1998. The Company has recorded restructuring charges of approximately $2.4 million, or 2.3% of sales for the six month period ended June 30, 1998. The restructuring charges include the non-cash write-down of $1.3 million relating to property, plant and equipment (the majority of which has been classified as assets held for disposal), the accrual of future lease obligations of $0.5 million, severance and related costs of $0.3 million, and other costs of $0.3 million. Management is currently evaluating the further consolidation of its domestic distribution facilities which may result in additional restructuring charges in subsequent periods.

         Interest expense of $10.8 million for the six months ended June 30, 1998 increased by $8.9 million as compared to the corresponding period in 1997 due to the Company's increased borrowings in connection with the Merger (see "Liquidity and Capital Resources"), offset in part by reduced levels of working capital.

         Income taxes for the six months ended June 30, 1998 and 1997 were based upon estimated consolidated effective income tax rates of 41.5% and 40.5% for the years ending December 31, 1998 and 1997, respectively. The higher effective income tax rate for the year ending December 31, 1998 is attributable to an increase in estimated state income taxes.

         Minority interests represent the portion of income of the Company's subsidiaries attributable to equity ownership not held by the Company.


Liquidity and Capital Resources

         On December 19, 1997 the Company and Confetti consummated the Merger, providing for a recapitalization of the Company in which Confetti was merged with and into the Company with the Company as the surviving corporation. Upon consummation of the Merger, the Company's then existing loan arrangements were repaid and terminated and 90% of its then outstanding Common Stock was converted into the right to receive cash. The Merger was financed with an equity contribution of approximately $67.5 million (including contributions of Company Common Stock by certain employee stockholders and including issuances of restricted Common Stock), $117 million from a senior term loan (the "Term Loan") provided under a bank credit agreement (the "Bank Credit Facilities") and $110 million from the issuance of 9 7/8% senior subordinated notes (the "Notes") (collectively, the "Merger Financings"). The Merger has been accounted for as a recapitalization and, accordingly, the historical basis of the Company's assets and liabilities has not been affected by the Merger.

         In addition to the Term Loan, the Bank Credit Facilities provide for revolving loan borrowings of up to $50 million (the "Revolving Credit
Facility"). The Revolving Credit Facility has a term of five years and bears interest, at the option of the Company, at the lenders' customary base rate plus 1.25% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.25% per annum. Interest on balances outstanding under the Revolving Credit Facility are subject to adjustment in the future based on the Company's performance. At June 30, 1998, the Company had borrowing capacity of approximately $46.1 million under the Revolving Credit Facility.

         On August 6, 1998, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with the stockholders of Anagram International, Inc., a Minneapolis-based metallic balloon manufacturer and distributor, and certain related companies (collectively, the "Anagram Companies"), providing for, among other things, the acquisition (the "Acquisition") by the Company of all of the capital stock of each of the Anagram Companies in a transaction valued at approximately $87 million, including the issuance of equity and the payment or assumption of debt. Consummation of the Acquisition is subject to a number of conditions, including the availability of financing and customary consents and approvals. The Acquisition is expected to be completed during the third quarter of 1998.

         In a press release, the Company stated that the Company and the Anagram Companies expect that on a stand alone basis, the revenues of the Anagram Companies for calendar year 1998 will be approximately $65 to $70 million with an earnings margin (before interest, taxes, depreciation and amortization) of approximately 13%. In addition, the Company stated that it expects to realize a number of operational synergies, of both a revenue and cost nature, from its combination with the Anagram Companies. The Company estimates that these synergies will be in the range of at least $1 million to $2 million for 1999.

         The Acquisition will be accounted for under the purchase method, whereby the purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values.

         The Company is planning to finance the Acquisition with approximately $40.0 million of senior term debt, approximately $24.0 million of additional borrowings under the Revolving Credit Facility, cash on hand, and the issuance of approximately $13.0 million of equity. The Company's existing credit agreements are required to be amended in connection with the Acquisition, including to provide for the senior debt. The Company has received a commitment for the senior debt financing from Goldman Sachs Credit Partners L.P.

         Based upon the current level of operations and anticipated growth, including giving effect to the anticipated Acquisition, and the contemplated amendments to the Company's credit agreements, the Company anticipates that its operating cash flow, together with available borrowings under the Revolving Credit Facility, will be adequate to meet its anticipated future requirements for working capital and operating expenses, to permit potential acquisitions and to service its debt requirements as they become due. However, the Company's ability to make scheduled payments of principal on, or to pay interest on, or to refinance its indebtedness and to satisfy its other obligations will depend upon its future performance, which, to a certain extent, will be subject to general economic, financial, competitive, business and other factors beyond its control.

         The Merger Financings, the Acquisition, and the contemplated amendments to the Company's credit agreements, may affect the Company's ability to make future capital expenditures. However, management believes that additions to plant and equipment during the past three years provide adequate capacity to support its operations for at least the next 12 months. As of June 30, 1998, the Company did not have material commitments for capital expenditures.


Cash Flow Data - Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         During the six months ended June 30, 1998, net cash provided by operating activities increased by $0.5 million to $6.1 million from $5.6 million during the same period in 1997 as a result of lower accounts receivable and inventory balances attributable to management's efforts to reduce working capital. The impact of lower accounts receivable and inventory levels was partially offset by reduced earnings and decreased accounts payable.

         Net cash used in investing activities during the six months ended June 30, 1998 of $2.5 million decreased by $1.3 million from 1997 reflecting lower levels of capital expenditures.

         During the six months ended June 30, 1998, net cash used in financing activities of $94.8 million consisted principally of payments to former shareholders whose investment in Company Common Stock was converted into the right to receive cash in connection with the Merger and the scheduled repayment of debt offset by the net proceeds received from short-term borrowings and the issuance of Common Stock to employees as well as payments received applicable to notes receivable from officers. During the comparable period in 1997, net cash used in financing activities of $2.5 million reflected the repayment of borrowings under its then existing revolving credit line of $22.2 million which was principally financed by advances under the Company's uncommitted facilities and the then existing term loan of $15.6 million, repayments of indebtedness to stockholders of $0.2 million and payment of $0.3 million to acquire treasury stock, offset by the net proceeds of $4.5 million from the issuance of Common Stock to cover the overallotment provided for in the underwriting agreement relating to the Company's initial public offering.

Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement requires all derivatives to be recognized on the balance sheet at fair value and establishes standards for the recognition of changes in such fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company expects to adopt SFAS No. 133 effective January 1, 2000. Because of the Company's limited use of derivatives, management does not anticipate the adoption of SFAS No. 133 will have a significant effect on earnings or the financial position of the Company.

         Other  pronouncements   issued  by  the  FASB  or  other  authoritative
accounting   standards  groups  with  future  effective  dates  are  either  not applicable or not significant to the financial statements of the Company.


Impact of Year 2000

         Several of the Company's older computer programs have time sensitive software that will not recognize the year 2000 and, if not addressed, could cause disruptions to the Company's normal business operations. The Company has completed an assessment of its software and has begun to upgrade its time-sensitive software to be Year 2000 compliant. Management expects that the cost to upgrade its software will not be significant and that substantially all of the cost will be recognized over the life of the new software. To date, the Company has not incurred significant expenses associated with the Year 2000 issue.

         The Company expects to complete the upgrade of its principal software by December 31, 1998 and believes that the Year 2000 issue will not pose significant operational problems for its computer systems. However, there can be no guarantee that the estimated cost and completion will be achieved and the actual results could differ materially from those anticipated.


"Safe Harbor" Statement under Private Securities Litigation Reform Act of 1995

         This report includes "forward-looking statements" within the meaning of various provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including the consummation of the acquisition of the Anagram Companies and the integration of the business of the Anagram Companies with that of the Company, and the expected operating results of the Anagram Companies and any expected synergies, and also including future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, including any changes to operations, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. Actual results may differ materially from those discussed. Whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to
(1) the concentration of sales by the Company to party goods superstores where the reduction of purchases by a small number of customers could materially reduce the Company's sales and profitability, (2) the concentration of the Company's credit risk in party goods superstores, several of which are privately held and have expanded rapidly in recent years, (3) the failure by the Company to anticipate changes in tastes and preferences of party goods retailers and consumers, (4) the introduction of new products by the Company's competitors,
(5) the inability of the Company to increase prices to recover fully future increases in raw material prices, especially increases in paper prices, (6) the loss of key employees, (7) changes in general business conditions, (8) other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission, and (9) other factors which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and the actual results or developments anticipated by the Company may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company or its business or operations. Although the Company believes that it has the product offerings and resources needed for continued growth in revenues and margins, future revenue and margin trends cannot be reliably predicted. Changes in such trends may cause the Company to adjust its operations in the future. Because of the foregoing and other factors, recent trends should not be considered reliable indicators of future financial results. In addition, the highly leveraged nature of the Company may impair its ability to finance its future operations and capital needs and its flexibility to respond to changing business and economic conditions and business opportunities.

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


Part II


Item 2.  Changes in Securities and Use of Proceeds

         a) On April 1, 1998, the Company sold 2.41 shares of its Common Stock.

         b) Not applicable.

         c) The shares of Common Stock referred to in paragraph (a) were sold for $180,666 in cash. No underwriting discounts or commissions were paid in connection with such sale.

         d) The shares of Common Stock referred to in paragraph (a) were part of an offering to a limited number accredited investors and employees of the Company. Such sales were exempt under Section 4(2) of the Securities Act of 1933.


Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits

            Exhibit
            Number        Description
            ------        -----------


             2.1 Stock Purchase Agreement, dated as of August 6, 1998, by and among Amscan Holding, Inc. and certain stockholders of Anagram International, Inc. and certain related companies (incorporated by reference to Exhibit 2.1 to Current Report on Form 8 - K dated August 6, 1998)

             3.1          Certificate of Incorporation, as amended

             4.1 Warrant Agreement, dated as of August 6, 1998 by and between Amscan Holdings, Inc. and Garry Kieves Retained Annuity Trust (incorporated by reference to
                          Exhibit 4.1 to Current Report on Form 8 - K dated August 6, 1998)

             10.1 Amendment No. 1 to the Stockholders' Agreement, dated as of August 6, 1998 by and among Amscan Holdings, Inc. and certain stockholders of Amscan

                          Holdings, Inc.(incorporated  by  reference  to Exhibit
                          10.1  to  Current  Report  on  Form 8 - K
                          dated August 6, 1998)

             10.2 Employment Agreement, dated as of August 6, 1998, by and between Amscan Holdings, Inc. and Garry Kieves (incorporated by reference to Exhibit 10.2 to Current Report on Form 8 - K dated August 6, 1998)

             99.1 Joint Press Release, dated as of August 6, 1998 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K dated August 6,1998)

             27           Financial Data Schedule



      (b)  Reports on Form 8 - K

     A Current Report on Form 8 - K was filed dated August 6, 1998, regarding the Company's signing of a definitive agreement to acquire all of the capital stock of Anagram International, Inc. and certain related companies.

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



                                               AMSCAN HOLDINGS, INC.


                                               By: /s/ Michael A. Correale
                                                   --------------------------
                                                      Michael A. Correale
                                                          Controller
                                            (on behalf of the registrant and as
                                               principal accounting officer)
Date: August 12, 1998
      ----------------