Form 10-Q
period 1998-09-30
AMSCAN HOLDINGS INC
filed 1998-11-17
CIK 1024729

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                          F O R M 10 - Q



[x]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
     SECURITIES  EXCHANGE  ACT OF 1934 For the  Quarterly  Period
     Ended September 30, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ____________

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

       Yes    X            No ____



As of November 7, 1998, 1,132.41 shares of Registrants' Common Stock, par value $0.10, were outstanding.

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-Q

                               September 30, 1998

                                Table of Contents



                                   Part I                              Page

Item 1    Financial Statements (Unaudited)

          Consolidated Balance Sheets at September 30, 1998 and
          December 31, 1997........................................... 3

          Consolidated Statements of Income for the Three and
          Nine Months Ended September 30, 1998 and 1997............... 4

          Consolidated Statement of Stockholders' Deficit for the
          Nine Months Ended September 30, 1998........................ 5

          Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 1998 and 1997.................... 6

          Notes to Consolidated Financial Statements.................. 8

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................12

Item 3 Quantitative and Qualitative Disclosures About Market Risk.... 17


                             Part II


Item 2    Changes in Securities and Use of Proceeds................. 17

Item 6    Exhibits and Reports on Form 8-K.......................... 18

Signature........................................................... 20

                      AMSCAN HOLDINGS, INC.
                   CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)

                                                       September 30,       December 31,
                                                            1998                1997
                                                       -------------       ------------

                                                       (Unaudited)            (Note)
                                         ASSETS
Current assets:
   Cash and cash equivalents..........................    $    1,409        $111,539
   Accounts receivable, net of allowances ............        60,396          44,838
   Inventories........................................        54,527          51,742
   Assets held for disposal...........................         2,903
   Prepaid expenses and other current assets..........         9,943           8,073
                                                          ----------        --------
     Total current assets.............................       129,178         216,192
Property, plant and equipment, net....................        58,247          38,860
Intangible assets, net................................        68,438           7,762
Other assets, net  ...................................         8,294           6,462
                                                          ----------        --------

     Total assets.....................................    $  264,157        $269,276
                                                          ==========        ========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Notes payable......................................    $   17,166     $       424
   Due to stockholders................................                        93,243
   Accounts payable...................................        11,332          12,152
   Accrued expenses...................................        24,900          10,669
   Current portion of long-term obligations...........         5,045           2,911
                                                         -----------     -----------
     Total current liabilities........................        58,443         119,399
Long-term obligations, excluding current portion......       271,131         234,422
Deferred income tax liabilities.......................         7,829           6,893
Other.................................................         3,630           3,781
                                                         -----------     -----------
     Total liabilities................................       341,033         364,495

Stockholders' deficit:
   Common Stock.......................................         -                -
   Additional paid-in capital.........................       12,781
   Unamortized restricted Common Stock award, net.....         (640)           (835)
   Notes receivable from officers.....................         (708)           (750)
   Accumulated deficit................................      (87,186)        (92,912)
   Accumulated other comprehensive loss...............       (1,123)           (722)
                                                         -----------     -----------
     Total stockholders' deficit......................      (76,876)        (95,219)
                                                         -----------     -----------

     Total liabilities and stockholders' deficit......     $264,157         $269,276
                                                         ===========     ===========


Note: The balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date.

   See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)



                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
                                                        -----------------------           ----------------------
                                                          1998          1997               1998          1997
                                                          ----          ----               ----          ----
   Net sales.......................................     $62,252         $58,885           $166,499     $161,286
   Cost of sales...................................      39,548          37,496            106,560      103,460
                                                        -------         -------           --------     --------
     Gross profit..................................      22,704          21,389             59,939       57,826

   Operating expenses:
     Selling expenses..............................       4,373           3,372             11,532        9,598
     General and administrative expenses...........       5,297           4,916             15,068       13,225
     Art and development costs.....................       1,784           1,324              5,000        3,891
     Restructuring charges.........................                                          2,400
                                                        -------         -------          ---------     --------
          Total operating expenses.................      11,454           9,612             34,000       26,714
                                                        -------         -------          ---------     --------
          Income from operations...................      11,250          11,777             25,939       31,112

   Interest expense, net...........................       5,440             788             16,203        2,654
   Other income, net...............................         (22)           (180)               (81)        (219)
                                                        -------         -------          ---------     --------
     Income before income taxes and minority
     interests     ................................       5,832          11,169              9,817       28,677
   Income tax expense..............................       2,420           4,482              4,074       11,627
   Minority interests..............................         (13)             64                 17          149
                                                        -------         -------          ---------     --------
     Net income....................................     $ 3,425         $ 6,623          $   5,726     $ 16,901
                                                        =======         =======          =========     ========






          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  For the Nine Months Ended September 30, 1998
                             (Dollars in thousands)
                                   (Unaudited)

                                                                Unamortized
                                                                 Restricted       Notes                      Accumulated
                                                 Additional        Common      Receivable                       Other
                                     Common        Paid-in      Stock Award,      from       Accumulated    Comprehensive
                                      Stock        Capital           Net        Officers       Deficit          Loss        Total
                                    --------     -----------   ------------   -----------   ------------- ---------------  ---------

Balance as of December 31, 1997..... $   -                       $(835)        $(750)      $(92,912)          $(722)       $(95,219)

Net income..........................                                                          5,726                           5,726

Net change in foreign currency
   translation adjustment...........                                                                           (401)           (401)

Payment received on notes
   receivable from officers.........                                                42                                           42

Issuance of 120 shares of Common
Stock in connection with the
Acquisition.........................             $12,600                                                                     12,600

Issuance of 2.41 shares of
   Common Stock.....................                 181                                                                        181

Amortization of restricted
   Common Stock award...............                               195                                                          195
                                     --------  ---------        ------      --------     ----------      ----------       ---------

Balance as of September 30, 1998....$   -        $12,781         $(640)        $(708)      $(87,186)        $(1,123)       $(76,876)
                                     ========  =========        ======      ========     ==========      ==========        =========








           See accompanying notes to consolidated financial statements

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                                                                                           1998          1997
                                                                                           ----          ----
Cash flows from operating activities:
   Net income.....................................................................    $   5,726      $  16,901
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization.............................................        5,319          4,495
        Amortization of deferred financing costs..................................          522             10
        Restructuring charges.....................................................        2,400
        Amortization of restricted Common Stock award.............................          195
        Provision for doubtful accounts...........................................        1,807          1,423
        Deferred income tax provision.............................................        1,719          1,520
         Gain on disposal of equipment............................................           (8)           (29)
         Changes in operating assets and liabilities, net of acquisitions:
          Increase in accounts receivable.........................................      (10,464)       (24,310)
          Decrease (increase) in inventories......................................        7,018         (3,043)
          Decrease in prepaid expenses and other current assets...................          818          2,469
          (Decrease) increase in accounts payable, accrued expenses and
           income taxes payable...................................................       (2,222)         7,575
       Other, net.................................................................         (263)         1,468
                                                                                     ----------      ---------
       Net cash provided by operating activities..................................       12,567          8,479

Cash flows from investing activities:
   Cash paid for acquisitions.....................................................      (78,546)
   Capital expenditures...........................................................       (4,259)       (6,895)
   Proceeds from disposal of equipment............................................           89           140
                                                                                     ----------      ---------
              Net cash used in investing activities...............................      (82,716)       (6,755)

Cash flows from financing activities:
   Payments to acquire Common Stock in Merger.....................................      (93,147)
   Net proceeds from the issuance of Common Stock.................................          181          4,524
   Proceeds from loans, notes payable and long-term obligations, net of
      financing costs of $800 in 1998.............................................       59,766        15,620
   Repayment of loans, notes payable and long-term obligations....................       (6,355)      (22,208)
   Repayment of subordinated and other indebtedness due to stockholders...........                       (182)
   Payments received on notes receivable from officers............................           42
   Payments to acquire treasury stock.............................................                       (290)
                                                                                    -----------      ---------
              Net cash used in financing activities...............................      (39,513)        (2,536)

Effect of exchange rate changes on cash and cash equivalents......................         (468)           (93)
                                                                                    -----------      ---------
              Net decrease in cash and cash equivalents...........................     (110,130)          (905)
Cash and cash equivalents at beginning of period..................................      111,539          1,589
                                                                                    -----------      ---------
Cash and cash equivalents at end of period........................................   $    1,409      $     684
                                                                                     ==========      =========

Supplemental disclosures:
    Cash paid during the period for:
           Interest ..............................................................      $13,884         $2,622
           Income taxes ..........................................................       $2,903         $6,612


          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                             (Dollars in thousands)

Supplemental information on noncash activities:

     Capital lease obligations of $94 and $59 were incurred during the nine months ended September 30, 1998 and 1997, respectively.

     In connection with the acquisition of Anagram International, Inc. and certain related companies, the Company issued 120 shares of its Common Stock, valued at $12,600, to the former owner of Anagram International, Inc.




































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


Note 2:  Basis of Presentation

     The consolidated financial statements include the accounts of Amscan and its majority-owned subsidiaries, after the elimination of intercompany transactions. Investments in less than majority-owned subsidiaries are accounted for on an equity basis.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods each ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The results of operations may be affected by seasonal factors such as the timing of holidays or industry factors that may be specific to a particular period, such as movement in a general level of

                                  (Unaudited)


raw material costs. For further information, see the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 3:  Acquisitions

     In May 1998, the Company acquired the remaining 25% interest in its U.K. based subsidiary, Amscan Holdings Limited, for approximately $1,703,000. In conjunction with the acquisition, the Company issued a non-interest bearing note to the former shareholder in the amount of 350,000 pounds sterling (approximately $583,000) which is payable over five years. The acquisition has been accounted for as a purchase and the excess purchase price over the fair value of the net assets acquired of $949,000 is being amortized on a straight-line basis over thirty years.

     The results of operations attributable to the additional 25% interest in Amscan Holdings Limited are included in the accompanying financial statements from the date of acquisition. The pro forma results of operations for this acquisition for the periods presented, had the acquisition occurred at the beginning of 1998 and 1997, are not significant, and, accordingly, pro forma information has not been provided.

     On September 17, 1998, the Company completed the acquisition (the "Acquisition") of all the capital stock of Anagram International, Inc., a Minneapolis-based metallic balloon manufacturer and distributor, and certain related companies (collectively, "Anagram"), pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") dated August 6, 1998, in a transaction valued at approximately $87,000,000, plus certain other related costs.

     The Company financed the Acquisition with $40,000,000 of senior term debt, approximately $20,000,000 of additional revolving credit borrowings, cash on hand, and the issuance of 120 shares of the Company's Common Stock valued at $12,600,000. In connection with and upon consummation of the Acquisition, the Company amended and restated its credit agreements to provide for, among other things, the additional senior term debt.

     The Acquisition was accounted for under the purchase method, and, accordingly, the operating results of Anagram have been included in the Company's consolidated financial statements since the date of acquisition. Based on preliminary estimates, the excess of the aggregate purchase price over the fair market value of net assets acquired (principally goodwill) approximated $59,000,000 and is being amortized on a straight-line basis over a range of 3 to 25 years.

     The following summarized unaudited pro forma financial information assumes the Acquisition had occurred on January 1 of each period presented:



                               Nine Months Ended
                                  September 30,
                           -----------------------
                           1998              1997
                           ----              ----
                                (in thousands)

        Net sales....    $209,962          $207,022
        Net income.....    $4,865           $16,942

                              AMSCAN HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (Unaudited)

Note 4:  Restructuring Charges

     In the second quarter of 1998, the Company commenced a restructuring of its distribution operations to reduce costs and improve operating efficiencies. The Company will close two distribution facilities located in California and Canada which will result in the elimination of a total of approximately 100 positions, of which approximately 55 jobs already have been eliminated. The restructuring will be substantially completed by the end of 1998. The Company has recorded restructuring charges of approximately $2,400,000 which include the non-cash write-down of $1,328,000 relating to property, plant and equipment (the majority of which has been classified as assets held for disposal), the accrual of future lease obligations of $474,000, severance and related costs of $335,000, and other costs of $263,000.


Note 5:  Inventories

     Inventories consisted of the following:

                                                    September 30,  December 31,
                                                        1998          1997
                                                        ----          ----
                                                           (In thousands)
        Finished goods  ..........................     $47,056       $47,704
        Raw materials  ...........................       4,258       3,570
        Work-in-process  .........................       5,021       1,630
                                                       -------      ------
                                                        56,335      52,904
        Less:  reserve for slow moving and
          obsolete inventory.....................       (1,808)     (1,162)
                                                       -------     ------
                                                       $54,527     $51,742
                                                       =======     =======

     Inventories are valued at the lower of cost, determined on a first in - first out basis, or market.


Note 6:  Income Taxes

     The consolidated income tax provisions for the three and nine-month periods ended September 30, 1998 and 1997 were determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 1998 and 1997, respectively. The differences between the consolidated effective income tax rate and the U.S. Federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations.


Note 7:  Comprehensive Income

     As of January 1, 1998, the Company adopted Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' deficit. SFAS No. 130 requires the Company's foreign currency translation adjustment, which prior to adoption was reported separately in stockholders' deficit, to be included in other comprehensive income. Amounts reported in prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

                              AMSCAN HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (Unaudited)


     Comprehensive income consisted of the following:

                                        Three Months Ended     Nine Months Ended
                                          September 30,          September 30,
                                       ------------------     ------------------
                                       1998          1997       1998     1997
                                       ----          ----       ----     ----
                                                   (in  thousands)
 Net income.........................   $3,425       $6,623     $5,726   $16,901
 Net change in foreign currency
   translation adjustment...........      144        (327)       (401)      (82)
                                     --------      ------     -------   --------
 Comprehensive income............. .   $3,569      $6,296      $5,325    $16,819
                                     ========      ======     =======    =======


     Accumulated other comprehensive loss at September 30, 1998 and December 31, 1997 consisted solely of the Company's foreign currency translation adjustment.


Note 8:  Capital Stock

     At September 30, 1998 and December 31, 1997, respectively, the Company's authorized capital stock consisted of 5,000,000 shares of preferred stock, $0.10 par value, of which no shares were issued or outstanding. During the third quarter of 1998, the Company reduced its authorized shares of Common Stock, $0.10 par value, from 50,000,000 shares to 3,000 shares, of which 1,132.41 and 1,010 shares were issued and outstanding at September 30, 1998 and December 31, 1997, respectively.

     During the second quarter of 1998, the Company issued 2.41 shares of its Common Stock to certain of its employees at a price of $75,000 per share and received cash proceeds of approximately $181,000. During the third quarter of 1998, in connection with the Acquisition, 120 shares of Common Stock valued at $12,600,000, were issued to the former owner of Anagram.

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

     At September 30, 1998, there were 147.41 shares of Common Stock held by employees of which 10 shares were not yet fully paid and 11.25 shares were subject to future vesting provisions. Under the terms of a stockholders' agreement ("Stockholders' Agreement"), the Company can purchase all of the shares held by the employee stockholders, and the employees can require the Company to purchase all of the shares held by the employee stockholders, under certain circumstances. The Company has the option to assign the obligation to purchase employee shares, at a cost of up to $15,000,000, to GSCP. The purchase price as prescribed in the Stockholders' Agreement is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost. At September 30, 1998, the aggregate amount that may be payable to employee stockholders is less than the cap of $15,000,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Results of Operations
Percentage of Net Sales

                                              Three Months Ended September 30,
                                                     1998          1997
                                                     ----          ----
    Net sales...................................    100.0%        100.0%
    Cost of sales...............................     63.5          63.7
                                                    -----        ------
            Gross profit........................     36.5          36.3
    Operating expenses:
       Selling expenses.........................      7.0           5.7
       General and administrative expenses......      8.5           8.4
       Art and development costs................      2.9           2.2
                                                   ------        ------
            Total operating expenses............     18.4          16.3
                                                    -----        ------
            Income from operations..............     18.1          20.0
    Interest expense, net.......................      8.7           1.3
    Other income, net...........................                   (0.3)
                                                   ------        ------
           Income before income taxes
                 and minority interests.........      9.4          19.0
    Income tax expense..........................      3.9           7.6
    Minority interests..........................    ____            0.1
                                                                -------
            Net income..........................      5.5%         11.3%
                                                   ======        ======


     Net sales for the three months ended September 30, 1998 were $62.3 million, as compared to $58.9 million for the three months ended September 30, 1997. The increase in net sales for the three months ended September 30, 1998 of 5.7% reflects additional sales from the acquisition of Anagram International, Inc. ("Anagram") as well as increased sales to party superstores which more than offset the reduction in sales attributable to the bankruptcies of two national accounts that occurred in the second half of 1997.

     Gross profit for the three months ended September 30, 1998 was $22.7 million, or 36.5% of net sales, as compared to 36.3% for the same period in 1997. The increase in margin is attributable to the commencement of a plan to restructure the Company's distribution operations which began during the second quarter of 1998.

     Selling expenses of $4.4 million for the three months ended September 30, 1998 were $1.0 million higher than those of the corresponding quarter in 1997. Selling expenses increased as a percentage of net sales from 5.7% to 7.0% principally due to the addition of a new seasonal catalogue, expansion of the "everyday" catalogue, and higher advertising costs.

     General and administrative expenses for the three months ended September 30, 1998 were $5.3 million, $0.4 million higher than the same period in 1997, and reflect the acquisition of Anagram. General and administrative expenses were 8.5% of net sales, remaining comparable to 1997 as a percentage of net sales.

     Art and development costs of $1.8 million for the three months ended September 30, 1998 increased by $0.5 million as compared to the corresponding quarter in 1997. As a percentage of net sales, art and development costs increased from 2.2% to 2.9%. The increase in costs is attributable to the Company's investment in additional art and product development staff associated with the development of new product lines.

     Interest expense of $5.4 million for the three months ended September 30, 1998 increased by $4.7 million as compared to the corresponding period in 1997 due to the Company's increased borrowings in connection with the

Merger and the acquisition of Anagram (see "Liquidity and Capital Resources"), offset, in part, by reduced levels of working capital.

     Income taxes for the three months ended September 30, 1998 and 1997 were based upon estimated consolidated effective income tax rates of 41.5% and 40.5% for the years ending December 31, 1998 and 1997, respectively. The higher effective income tax rate for the year ending December 31, 1998 is attributable to an increase in estimated state income taxes.

     Minority interests represent the portion of (loss) income of the Company's subsidiaries attributable to equity ownership not held by the Company.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Results of Operations
Percentage of Net Sales

                                            Nine Months Ended September 30,
                                                 1998             1997
                                              ----------       --------
  Net sales...................................    100.0%        100.0%
  Cost of sales...............................     64.0          64.1
                                                 ------         -----
         Gross profit.........................     36.0          35.9
  Operating expenses:
     Selling expenses.........................      6.9           6.0
     General and administrative expenses......      9.0           8.2
     Art and development costs................      3.0           2.4
     Restructuring charges....................      1.4            -
                                                 ------         -----
         Total operating expenses.............     20.3          16.6
                                                 ------         -----
         Income from operations...............     15.7          19.3
  Interest expense, net.......................      9.7           1.6
  Other income, net...........................       -            (0.1)
                                                  -----         -----
         Income before income taxes
               and minority interests.........      6.0          17.8
  Income tax expense..........................      2.4           7.2
  Minority interests..........................       -            0.1
                                                 ------        ------
         Net income..........................       3.6%         10.5%
                                                 ======        ======

      Net sales for the nine months ended September 30, 1998 were $166.5 million, as compared to $161.3 million for the nine months ended September 30, 1997. The increase in net sales for the nine months ended September 30, 1998 of 3.2% reflects additional sales from the acquisition of Anagram as well as increased sales to party superstores which more than offset the reduction in sales attributable to the bankruptcies of two national accounts that occurred in the second half of 1997.

         The gross profit margin approximated 36% during the comparative periods ended September 30, 1998 and 1997.

         Selling expenses of $11.5 million for the nine months ended September 30, 1998 were $1.9 million higher than those of the corresponding period in 1997. Selling expenses increased as a percentage of net sales from 6.0% to 6.9% principally due to the addition of a new seasonal catalogue, expansion of the "everyday" catalogue, and higher advertising costs.

General and administrative expenses of $15.1 million increased by $1.8 million for the nine months ended September 30, 1998 as compared to the corresponding period in 1997 and increased as a percentage of net sales from 8.2% to 9.0% as a result of various factors including the increased provision for bad debts, the inclusion of the results of Anagram and the additional amortization of goodwill and other intangible assets.

     Art and development costs of $5.0 million for the nine months ended September 30, 1998 increased by $1.1 million compared to the corresponding period in 1997. As a percentage of net sales, art and development costs increased from 2.4% to 3.0%. The increase in costs is attributable to the Company's investment in additional art and product development staff associated with the development of new product lines.

     In the second quarter of 1998, the Company commenced a restructuring of its distribution operations to reduce costs and improve operating efficiencies. The Company will close two distribution facilities located in California and Canada which will result in the elimination of a total of approximately 100 positions, of which approximately 55 jobs already have been eliminated. The restructuring will be substantially completed by the end of 1998. The Company has recorded restructuring charges of approximately $2.4 million, or 1.4% of sales for the nine-month period ended September 30, 1998. The restructuring charges include the non-cash write-down of $1.3 million relating to property, plant and equipment (the majority of which has been classified as assets held for disposal), the accrual of future lease obligations of $0.5 million, severance and related costs of $0.3 million, and other costs of $0.3 million. Management is currently evaluating the further consolidation of its domestic distribution facilities which may result in additional restructuring charges in subsequent periods.

     Interest expense of $16.2 million for the nine months ended September 30, 1998 increased by $13.5 million as compared to the corresponding period in 1997 due to the Company's increased borrowings in connection with the Merger and the acquisition of Anagram (see "Liquidity and Capital Resources"), offset in part by reduced levels of working capital.

     Income taxes for the nine months ended September 30, 1998 and 1997 were based upon estimated consolidated effective income tax rates of 41.5% and 40.5% for the years ending December 31, 1998 and 1997, respectively. The higher effective income tax rate for the year ending December 31, 1998 is attributable to an increase in estimated state income taxes.

     Minority interests represent the portion of income of the Company's subsidiaries attributable to equity ownership not held by the Company.


Liquidity and Capital Resources

     On December 19, 1997, the Company and Confetti consummated the Merger, providing for a recapitalization of the Company in which Confetti was merged with and into the Company with the Company as the surviving corporation. Upon consummation of the Merger, the Company's then existing loan arrangements were repaid and terminated and 90% of its then outstanding Common Stock was converted into the right to receive cash. The Merger was financed with an equity contribution of approximately $67.5 million (including contributions of Company Common Stock by certain employee stockholders and issuances of restricted Common Stock), $117 million from a senior term loan (the "Term Loan") provided under a bank credit agreement (the "Bank Credit Facilities") and $110 million from the issuance of 9 7/8% senior subordinated notes (the "Notes") (collectively, the "Merger Financings"). The Merger has been accounted for as a recapitalization and, accordingly, the historical basis of the Company's assets and liabilities has not been affected by the Merger.

     In addition to the Term Loan, the Bank Credit Facilities provide for revolving loan borrowings of up to $50 million (the "Revolving Credit Facility"). The Revolving Credit Facility has a term of five years and bears interest, at the option of the Company, at the lenders' customary base rate plus 1.25% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.25% per annum. Interest on balances outstanding under the Revolving Credit Facility are subject to adjustment in the future based on the Company's performance. At September 30, 1998, the Company had borrowing capacity of approximately $29.5 million under the Revolving Credit Facility.

     On September 17, 1998, the Company completed the acquisition (the "Acquisition") of all of the capital stock of Anagram International, Inc., a Minneapolis-based metallic balloon manufacturer and distributor, and certain related companies (collectively, "Anagram"), pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") dated August 6, 1998, in a transaction valued at approximately $87 million, plus certain other related costs.

     The Company financed the Acquisition with $40 million of senior term debt, approximately $20 million of additional revolving credit borrowings, cash on hand, and the issuance of 120 shares of the Company's Common Stock valued at $12.6 million. In connection with and upon consummation of the Acquisition, the Company amended and restated its credit agreements to provide for, among other things, the additional senior term debt.

     Based upon the current level of operations and anticipated growth, including giving effect to the Acquisition, and the amendments to the Company's credit agreements, the Company anticipates that its operating cash flow, together with available borrowings under the Revolving Credit Facility, will be adequate to meet its anticipated future requirements for working capital and operating expenses, to permit potential acquisitions and to service its debt requirements as they become due. However, the Company's ability to make scheduled payments of principal on, or to pay interest on, or to refinance its indebtedness and to satisfy its other obligations will depend upon its future performance, which, to a certain extent, will be subject to general economic, financial, competitive, business and other factors beyond its control.

     The Merger Financings, the Acquisition, and the amendments to the Company's credit agreements, may affect the Company's ability to make future capital expenditures. However, management believes that additions to plant and equipment during the past three years provide adequate capacity to support its operations for at least the next 12 months. As of September 30, 1998, the Company did not have material commitments for capital expenditures.


Cash Flow Data - Nine Months Ended September 30, 1998 Compared to Nine Months
     Ended September 30, 1997

     During the nine months ended September 30, 1998, net cash provided by operating activities increased by $4.1 million to $12.6 million from $8.5 million during the same period in 1997 as a result of lower accounts receivable and inventory balances (excluding the effects of the Acquisition) attributable to management's efforts to reduce working capital. The impact of lower accounts receivable and inventory levels was partially offset by reduced earnings and decreased accounts payable.

     Net cash used in investing activities during the nine months ended September 30, 1998 increased by $76.0 million to $82.7 million primarily due to the acquisitions of Anagram and the remaining 25% interest in the Company's U.K. based subsidiary, which were partially offset by lower levels of capital expenditures.

     During the nine months ended September 30, 1998, net cash used in financing activities of $39.5 million consisted of payments of $93.1 million to former shareholders whose investment in Company Common Stock was converted into the right to receive cash in connection with the Merger and the scheduled repayment of debt offset by net proceeds of $59.2 million from additional borrowings in connection with the Acquisition, proceeds of $0.6 million from other short-term borrowings, and the issuance of Common Stock to employees as well as payments received applicable to notes receivable from officers. During the comparable period in 1997, net cash used in financing activities of $2.5 million reflected the repayment of borrowings under its then existing revolving credit line of $22.2 million which was principally financed by advances under the Company's uncommitted facilities and the then existing term loan of $15.6 million, repayments of indebtedness to stockholders of $0.2 million and payment of $0.3 million to acquire treasury stock, offset by the net proceeds of $4.5 million from the issuance of Common Stock to cover the overallotment provided for in the underwriting agreement relating to the Company's initial public offering.

Impact of Year 2000

     Several of the Company's older computer programs have date sensitive software that will not recognize the year 2000 and, if not addressed, could cause disruptions to the Company's normal business operations. The Company has completed an assessment of its software and has begun to upgrade its date-sensitive software to be Year 2000 compliant. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing, and inventory systems. That assessment also indicated that the software and hardware (embedded chips) used in manufacturing and distribution systems do not require any remediation to be Year 2000 compliant. Management expects that the cost to upgrade its software will not be significant and that substantially all of the cost will be recognized over the life of the new software. To date, the Company has not incurred significant expenses associated with the Year 2000 issue.

     The Company is in the process of querying its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

     The Company expects to complete the upgrade of its principal software by March 31, 1999 and believes that the Year 2000 issue will not pose significant operational problems for its computer systems. However, there can be no guarantee that the estimated cost and completion will be achieved and the actual results could differ materially from those anticipated.



"Safe Harbor" Statement under Private Securities Litigation Reform Act of 1995

     This report includes "forward-looking statements" within the meaning of various provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including the consummation of the acquisition of Anagram, the integration of the business of Anagram with that of the Company, the expected operating results of Anagram and any expected synergies, the impact of the Year 2000 issue and future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, including any changes to operations, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. Actual results may differ materially from those discussed. Whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to (1) the concentration of sales by the Company to party goods superstores where the reduction of purchases by a small number of customers could materially reduce the Company's sales and profitability, (2) the concentration of the Company's credit risk in party goods superstores, several of which are privately held and have expanded rapidly in recent years, (3) the failure by the Company to anticipate changes in tastes and preferences of party goods retailers and consumers, (4) the introduction of new products by the Company's competitors, (5) the inability of the Company to increase prices to recover fully future increases in raw material prices, especially increases in paper prices, (6) the loss of key employees, (7) changes in general business conditions, (8) other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission, and (9) other factors which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and the actual results or developments anticipated by the Company may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company or its business or operations. Although the Company believes that it has the product offerings and resources needed for continued growth in revenues and margins, future revenue and margin trends cannot be reliably predicted. Changes in such trends may cause the Company to adjust its operations in the future. Because of the foregoing and other factors, recent trends should not be considered reliable indicators of future financial results. In addition, the highly leveraged nature of the Company may impair its ability to finance its future operations and capital needs and its flexibility to respond to changing business and economic conditions and business opportunities.

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


Part II


Item 2.     Changes in Securities and Use of Proceeds

     a) On September 17, 1998, the Company issued 120 shares of its Common Stock in connection with the Acquisition of Anagram.

     b)   Not applicable.

     c) The shares of Common Stock referred to in paragraph (a) were issued in connection with the Acquisition and were valued at $12,600,000. No underwriting discounts or commissions were paid in connection with such issuance.

     d)   The issuance of the shares of Common Stock referred to in paragraph
          (a) was exempt under Section 4 (2) of the Securities Act of 1933 since they were issued to a single person.

Item 6.     Exhibits and Reports on Form 8-K

     a)   Exhibits

        Exhibit
         Number               Description
        -------               -----------

          3.1 Amended Articles of Incorporation of Anagram International, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8 - K dated September 17, 1998)

          3.2 By-laws of Anagram International, Inc. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8 - K dated September 17, 1998)


          3.3 Articles of Incorporation of Anagram International Holdings, Inc. (incorporated by reference to Exhibit 3.3 to Current Report on Form 8 - K dated September 17, 1998)

          3.4 By-laws of Anagram International Holdings, Inc. (incorporated by reference to Exhibit 3.4 to Current Report on Form 8 - K dated September 17, 1998)

          3.5 Articles of Organization of Anagram International, LLC. (incorporated by reference to Exhibit 3.5 to Current Report on Form 8 - K dated September 17, 1998)

          3.6 Operating Agreement of Anagram International, LLC. (incorporated by reference to Exhibit 3.6 to Current Report on Form 8 - K dated September 17, 1998)

          3.7 Certificate of Formation of Anagram Eden Prairie Property Holdings LLC (incorporated by reference to Exhibit 3.7 to Current Report on Form 8-K dated September 17, 1998)

          4.1 Supplemental Indenture, dated as of September 17, 1998, by and among Anagram International, Inc., Anagram International Holdings, Inc., Anagram International, LLC., Anagram Eden Prairie Property Holdings LLC and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated September 17, 1998)

          4.2 Senior Subordinated Guarantee, dated as of September 17, 1998, by Anagram International, Inc., Anagram International Holdings, Inc., Anagram International, LLC., and Anagram Eden Prairie Property Holdings (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated September 17, 1998)

          4.3 Amended and Restated Revolving Loan Credit Agreement, dated as of September 17, 1998, by and among the Registrant, the financial institutions parties thereto, Goldman, Sachs Credit Partners L.P., as arranger and syndication agent, and Fleet National Bank, as administrative agent (incorporated by reference to Exhibit
               10.1 to Current Report on Form 8-K dated September 17, 1998)

          4.4 Amended and Restated AXEL Credit Agreement, dated as of September 17, 1998, by and among the Registrant, the financial institutions parties thereto, Goldman, Sachs Credit Partners L.P., as arranger and syndication agent, and Fleet National Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated September 17, 1998)

          27   Financial Data Schedule



     (b) Reports on Form 8 - K

     A Current Report on Form 8-K was filed dated September 17, 1998, regarding the completion of the acquisition of all the capital stock of Anagram International, Inc. and certain related companies. This Current Report responded to Item 2 and 7 of the Form 8-K.

     A Current Report on Form 8-K was filed dated September 17, 1998, regarding the completion of the acquisition of all the capital stock of Anagram International, Inc. and certain related companies. This Current Report responded to Item 5 and 7 of the Form 8-K.

     A Current Report on Form 8 - K was filed dated August 6, 1998, regarding the Company's signing of a definitive agreement to acquire all of the capital stock of Anagram International, Inc. and certain related companies. This Current Report responded to Item 5 of the Form 8-K.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AMSCAN HOLDINGS, INC.


                                   By: /s/ Michael A. Correale
                                          Michael A. Correale
                                             Controller
                                   (on behalf of the registrant and as principal
Date: November 16, 1998                   accounting officer)

                                 EXHIBIT INDEX

        Exhibit
         Number               Description
        -------               -----------

          3.1 Amended Articles of Incorporation of Anagram International, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8 - K dated September 17, 1998)

          3.2 By-laws of Anagram International, Inc. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8 - K dated September 17, 1998)

          3.3 Articles of Incorporation of Anagram International Holdings, Inc. (incorporated by reference to Exhibit 3.3 to Current Report on Form 8 - K dated September 17, 1998)

          3.4 By-laws of Anagram International Holdings, Inc. (incorporated by reference to Exhibit 3.4 to Current Report on Form 8 - K dated September 17, 1998)

          3.5 Articles of Organization of Anagram International, LLC. (incorporated by reference to Exhibit 3.5 to Current Report on Form 8 - K dated September 17, 1998)

          3.6 Operating Agreement of Anagram International, LLC. (incorporated by reference to Exhibit 3.6 to Current Report on Form 8 - K dated September 17, 1998)

          3.7 Certificate of Formation of Anagram Eden Prairie Property Holdings LLC (incorporated by reference to Exhibit 3.7 to Current Report on Form 8-K dated September 17, 1998)

          4.1 Supplemental Indenture, dated as of September 17, 1998, by and among Anagram International, Inc., Anagram International Holdings, Inc., Anagram International, LLC., Anagram Eden Prairie Property Holdings LLC and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated September 17, 1998)

          4.2 Senior Subordinated Guarantee, dated as of September 17, 1998, by Anagram International, Inc., Anagram International Holdings, Inc., Anagram International, LLC., and Anagram Eden Prairie Property Holdings (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated September 17, 1998)

          4.3 Amended and Restated Revolving Loan Credit Agreement, dated as of September 17, 1998, by and among the Registrant, the financial institutions parties thereto, Goldman, Sachs Credit Partners L.P., as arranger and syndication agent, and Fleet National Bank, as administrative agent (incorporated by reference to Exhibit
               10.1 to Current Report on Form 8-K dated September 17, 1998)

          4.4 Amended and Restated AXEL Credit Agreement, dated as of September 17, 1998, by and among the Registrant, the financial institutions parties thereto, Goldman, Sachs Credit Partners L.P., as arranger and syndication agent, and Fleet National Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated September 17, 1998)

          27   Financial Data Schedule