Form 10-K405
period 1998-12-31
AMSCAN HOLDINGS INC
filed 1999-03-31
CIK 1024729

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number ______000-21827______

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

       Yes [X]          No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") at March 29, 1999 was $599,550.

As of March 29, 1999, 1,132.41 shares of Registrants' Common Stock, par value $0.10, were outstanding.


                       Documents Incorporated by Reference

None.

                              AMSCAN HOLDINGS, INC.

                                 1998 FORM 10-K

                                TABLE OF CONTENTS

                                                                                                    PAGE
                                     PART I

ITEM 1   Business ...............................................................................      3

ITEM 2   Properties .............................................................................     10

ITEM 3   Legal Proceedings ......................................................................     11

ITEM 4   Submission of Matters to a Vote of Security Holders ....................................     11

                                     PART II

ITEM 5   Market for Registrant's Common Equity and Related Stockholder
              Matters ...........................................................................     11

ITEM 6   Selected Consolidated Financial Data ...................................................     13

ITEM 7   Management's Discussion and Analysis of Financial Condition and
              Results  of Operations ............................................................     16

ITEM 7A  Quantitative and Qualitative Disclosures About Market Risk .............................     25

ITEM 8   Financial Statements and Supplementary Data ............................................     26

ITEM 9   Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure ..............................................................     26

                                    PART III

ITEM 10  Directors and Executive Officers of the Registrant .....................................     26

ITEM 11  Executive Compensation .................................................................     28

ITEM 12  Security Ownership of Certain Beneficial Owners and Management .........................     37

ITEM 13  Certain Relationships and Related Transactions .........................................     39

                                     PART IV

ITEM 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K ........................     39

         Signatures .............................................................................     45

         This report includes "forward-looking statements" within the meaning of various provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that Amscan Holdings, Inc. ("Amscan" or the "Company") expects or anticipates will or may occur in the future, including future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, including any changes to operations, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. Actual results may differ materially from those discussed. Whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to,
(1) the concentration of sales by the Company to party goods superstores where the reduction of purchases by a small number of customers could materially reduce the Company's sales and profitability, (2) the concentration of the Company's credit risk in party goods superstores, several of which are privately held and have expanded rapidly in recent years, (3) the failure by the Company to anticipate changes in tastes and preferences of party goods retailers and consumers, (4) the introduction of new products by the Company's competitors,
(5) the inability of the Company to increase prices to recover fully future increases in raw material prices, especially increases in paper prices, (6) the loss of key employees, (7) changes in general business conditions, (8) other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission (the "Commission"), and (9) other factors which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. Although the Company believes that it has the product offerings and resources needed for continued growth in revenues and margins, future revenue and margin trends cannot be reliably predicted. Changes in such trends may cause the Company to adjust its operations in the future. Because of the foregoing and other factors, recent trends should not be considered reliable indicators of future financial results. In addition, the highly leveraged nature of the Company may impair its ability to finance its future operations and capital needs and its flexibility to respond to changing business and economic conditions and business opportunities.


                                     PART I

ITEM 1.  BUSINESS

         Amscan designs, manufactures and distributes decorative party goods, offering one of the broadest and deepest product lines in the industry. The Company's products include paper and plastic tableware (such as plates, napkins, tablecovers, cups and cutlery), accessories (such as invitations, thank-you cards, table and wall decorations and balloons) and novelties (such as games and party favors). The Company's products are sold to party goods superstores, independent card and gift retailers, mass merchandisers and other distributors which sell Amscan products in more than 20,000 retail outlets throughout the world, including North America, South America, Europe, Asia and Australia.

         The Company currently offers over 300 product ensembles, generally containing 30 to 150 coordinated items. These ensembles comprise a wide variety of products to accessorize a party including matching invitations, tableware, decorations, party favors and thank-you cards. The Company designs, manufactures and markets party goods for a wide variety of occasions including seasonal holidays, special events and themed celebrations. The Company's seasonal ensembles enhance holiday celebrations throughout the year including New Year's, Valentine's Day, St. Patrick's Day, Easter, Passover, Fourth of July, Halloween, Thanksgiving, Hanukkah and Christmas. The Company's special event ensembles include birthdays, christenings, first communions, bar mitzvahs, confirmations, graduations, baby and bridal showers and anniversaries, while its theme-oriented ensembles include Hawaiian luaus, Mardi Gras and 50's rock-and-roll parties.

         In September 1998, the Company completed the acquisition (the "Acquisition") of all the capital stock of Anagram International, Inc., a Minneapolis-based metallic balloon manufacturer and distributor, and certain related companies (collectively, "Anagram"), pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") dated August 6, 1998, in a transaction valued at approximately $87,225,000, plus certain other related costs. Anagram primarily markets its products through a network of distributors and supermarkets.

         In addition to its long-standing relationships with independent card and gift retailers, the Company is a leading supplier to the party goods superstore distribution channel. Despite some consolidation in the party goods superstore channel during the past two years, superstores continue to grow rapidly, providing consumers with a one-stop source for all of their party needs, generally at discounted prices. The retail party goods business has historically been fragmented among independent stores and drug, discount or department store chains. However, according to industry analysts, there has been a significant shift of sales since 1990 to the party goods superstore channel.

         Company sales to party goods superstores represented approximately 47% of total sales in 1998. While the number of superstores that Amscan supplies has grown at a compound annual growth rate ("CAGR") of 14% from 1995 to 1998, the Company's sales to superstores have grown by a 21% CAGR during the same period. With Amscan products occupying an increasing share of superstore shelf space in many product categories, Amscan believes it is well positioned to take advantage of continued growth in the party goods superstore channel. In addition, as result of the acquisition of Anagram, the Company believes it is also well positioned to expand its presence in the gift shop, supermarket and other channels where Anagram has developed a strong network base.

         The Company's sales and cash flows have grown substantially over the past five years. From 1993 to 1998, sales and adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA" - EBITDA adjusted for non-recurring items, other income or expenses, and minority interests) have grown at compound annual rates of 17% and 24%, respectively. During the same period, Adjusted EBITDA margins (i.e., as a percentage of net sales) increased from approximately 15% to 19% due in part to the Company achieving greater economies of scale in manufacturing and distribution, and reducing selling expenses as a percentage of sales.


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

         The Company does business in the United States and in other geographic areas of the world. Information about the Company's revenues, operating profits or losses and assets relating to geographic areas outside the United States for each of the years in the three year period ended

December 31, 1998, is included in Note 15 to the Company's 1998 Consolidated Financial Statements which are included in this report beginning on page F-1.

COMPANY STRATEGY

         The Company seeks to become the primary source for consumers' party goods requirements. The key elements of the Company's strategy are as follows:

         - Strengthen Position as a Leading Provider to Party Goods Superstores. The Company offers convenient "one-stop shopping" for large superstore buyers and seeks to increase its proportionate share of sales volume and shelf space in the superstores.

         -        Offer the Broadest and Deepest Product Line in the Industry.
                  The Company strives to offer the broadest and deepest product line in the industry. The Company helps retailers boost average purchase volume per consumer through coordinated ensembles that promote "add on" purchases.

         - Diversify Distribution Channels, Product Offering and Geographic Presence. The Company will seek, through internal growth and acquisitions, to expand its distribution capabilities internationally, increase its presence in additional retail channels and further broaden and deepen its product line.

         - Provide Superior Customer Service. The Company strives to achieve high average fill rates in excess of 95% and to ensure short turnaround times.

         - Maintain Product Design Leadership. The Company will continue investing in art and design to support a steady supply of fresh ideas and create complex, unique ensembles that appeal to consumers and are difficult to replicate.

         - Maintain State-of-the-Art Manufacturing and Distribution Technology. The Company intends to maintain technologically advanced production and distribution systems in order to enhance product quality, manufacturing efficiency, cost control and customer satisfaction.

         - Pursue Attractive Acquisitions. The Company believes that opportunities exist to make acquisitions of complementary businesses to leverage the Company's existing marketing, distribution and production capabilities, expand its presence in the various retail channels, further broaden and deepen its product line and penetrate international markets. The Company receives inquiries from time to time with respect to the possible acquisition by the Company of other entities and the Company intends to pursue acquisition opportunities aggressively.

PRODUCT DESIGN

         The Company's 100-person in-house design staff produces and manages the Company's party goods. From the designs and concepts developed by the Company's artists, the Company selects those it believes best to replace a number of its designed product ensembles each year. During 1998, the Company introduced approximately 75 new ensembles.

PRODUCT LINE

         The categories of products which the Company offers are tableware, accessories and novelties. The percentages of sales for each product category for 1998, 1997 and 1996 are set forth in the following table:

                                             1998        1997        1996
                                             ----        ----        ----
Tableware...........................          57%         59%         59%
Accessories.........................          26          26          25
Novelties...........................          17          15          16
                                             ---         ---         ---
                                             100%        100%        100%
                                             ===         ===         ===

         The following table sets forth the principal products in each of the three categories:


TABLEWARE                         ACCESSORIES             NOVELTIES
---------                         -----------             ---------
Decorated                         Balloons                Buttons
   Paper Plates                   Banners                 Cocktail Picks
   Paper Napkins                  Cascades                Games
   Paper Tablecovers              Caketops                Candles
   Paper Cups                     Confetti                Mugs
                                  Banners                 Noise Makers
                                  Crepe                   Party Favors
                                  Cutouts                 Party Hats
Solid Color                       Decorative Tissues      Pinatas
-----------
   Paper and Plastic Plates       Flags                   Pom Poms
   Paper Napkins                  Gift Bags               T-shirts
   Paper and Plastic Tablecovers  Gift Wrap
   Paper and Plastic Cups         Guest Towels
   Plastic Cutlery                Honeycomb Centerpieces
                                  Invitations and Notes
                                  Ribbons and Bows
                                  Signs

         The Company supplies party goods for the following types of occasions:

SEASONAL                          EVERYDAY                THEMES
New Year's                        Anniversaries           Fall
Valentine's Day                   Bar Mitzvahs            Fiesta
St. Patrick's Day                 Birthdays               Fifties Rock-and-Roll
Easter                            Christenings            Hawaiian Luau
Passover                          Confirmations           Mardi Gras
Fourth of July                    First Communions        Patriotic
Halloween                         Graduations             Religious
Thanksgiving                      Retirements             Sports
Hanukkah                          Showers                 Summer Fun
Christmas                         Weddings

MANUFACTURED PRODUCTS

         Items manufactured by the Company accounted for over 55% of the Company's sales in 1998. State-of-the-art printing, forming, folding and packaging equipment support the Company's manufacturing operations. Company facilities in Kentucky, New York, Rhode Island, Minnesota and Mexico produce paper and plastic plates, napkins, cups, balloons and other party and novelty items. This vertically integrated manufacturing capability allows the Company the opportunity to better control costs and monitor product quality, manage inventory investment and provide efficient order fulfillment.

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

SALES AND MARKETING

         The Company's principal sales and marketing efforts are conducted through a domestic direct employee sales force of approximately 60 professionals servicing over 5,000 retail accounts. These professionals have, on average, been affiliated with the Company for over five years. In addition to this seasoned sales team, the Company utilizes a select group of manufacturers' representatives to handle specific account situations. International customers are generally serviced by employees of the Company's foreign subsidiaries. To support its sales and marketing efforts, the Company produces four separate product catalogues annually, three for seasonal products and one for everyday products. In addition, the Company also produces additional catalogues to market its metallic balloons.

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

DISTRIBUTION AND SYSTEMS

         The Company ships its products from distribution warehouses which employ computer assisted systems. Prior to the second quarter of 1998, nonseasonal products were shipped throughout North America from distribution warehouses in New York, California and Canada. During the second quarter of 1998, the Company commenced a restructuring of its distribution operations, to reduce costs and improve operating efficiencies, which included the closure of the distribution facilities located in California and Canada. In order to better control inventory investment, seasonal products are shipped out of a central warehouse located in New York. As a result of the acquisition of Anagram, the Company distributes its metallic balloons domestically from facilities in New York and Minnesota. Products for foreign markets are shipped from the Company's distribution warehouses in Mexico, England and Australia. Management is currently evaluating the further consolidation of its distribution facilities which may result in additional restructuring charges in subsequent periods..

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

CUSTOMERS

         The Company's customers are principally party goods superstores, independent card and party retailers, mass merchandisers and other distributors. In the aggregate, Amscan supplies more than 20,000 retail outlets both domestically and internationally. The Company is a leading supplier to the party goods superstore channel, which has been experiencing significant growth.

         The Company has a diverse customer base. Only one customer, Party City Corporation ("Party City"), accounted for more than 10% of the Company's sales in 1998. For the years ended December 31, 1998, 1997 and 1996, sales to Party City's corporate and franchise stores represented 13%, 7% and 3% and 10%, 12% and 11% respectively, of consolidated net sales. Although the Company believes its relationships with Party City and its franchisees are good, if they were to significantly reduce their volume of purchases from the Company, the Company's financial condition and results of operations could be materially adversely affected. On March 19, 1999, Party City announced that, due to difficulties implementing new financial reporting and accounting systems, it would not be able to complete its year end audit by its deadline and that Party City accordingly would be in default of certain covenants of its credit facility as of December 31, 1998. The Company understands that Party City is currently in discussions with its lenders and the Company does not believe this default by Party City will have a material adverse effect on the Company's financial condition or results of operations.


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

         Competitors include smaller independent specialty manufacturers, as well as divisions or subsidiaries of large companies with greater financial and other resources than those of the Company. Certain of these competitors control licenses for widely recognized images, such as cartoon or motion picture characters, which could provide them with a competitive advantage. The Company has pursued a strategy of developing its own designs and generally has not pursued licensing opportunities. Anagram, however, controls various licenses which it uses for its production of balloons.

INTELLECTUAL PROPERTY AND LICENSES

         The Company owns copyrights on the designs created by the Company and used on its products. The Company owns trademarks on the words and designs used on or in connection with its products. It is the practice of the Company to register its copyrights with the United States Copyright Office to the extent it deems reasonable. The Company does not believe that the loss of copyrights or trademarks with respect to any particular product or products would have a material adverse effect on the business of the Company. Except for Anagram, the Company does not depend on licenses to any material degree in its business and, therefore, does not incur any material licensing expenses. Anagram holds approximately 190 licenses allowing it to use various cartoon and other characters on its balloons. None of Anagram's licenses is individually material to its business.

EMPLOYEES

         As of December 31, 1998, the Company had approximately 1,500 employees, none of whom is represented by a labor union. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

         The Company maintains its corporate headquarters in Elmsford, New York and conducts its principal design, manufacturing and distribution operations at the following facilities:

                                                                                                    OWNED OR LEASED
      LOCATION                      PRINCIPAL ACTIVITY                     SQUARE FEET           (WITH EXPIRATION DATE)
      --------                      ------------------                     -----------           ----------------------
Elmsford, New York (1)         Executive Offices; design and            53,575 square feet        Leased (expiration date:
                               art production of paper party                                      January 1, 2007)
                               products and decorations

Harriman, New York             Manufacture of paper napkins             75,000 square feet        Leased (expiration date:
                               and cups                                                           March 31, 2002)

Providence, Rhode Island       Manufacture and distribution             51,000 square feet        Leased (expiration date:
                               of plastic plates, cups and bowls                                  June 30, 2008)

Louisville, Kentucky           Manufacture and distribution             189,000 square feet       Leased (expiration date:
                               of paper plates                                                    March 31, 2001)

Newburgh, New York             Manufacture and distribution             167,000 square feet       Leased (expiration date:
                               of solid color party products                                      November 30, 2002)

Brooklyn, New York             Manufacture and distribution             12,200 square feet        Leased (expiration date:
                               of wedding cake tops and                                           July 20, 2003)
                               accessories

Eden Prairie, Minnesota        Manufacture and distribution             115,600 square feet       Owned
                               of balloons and accessories

Tijuana, Mexico                Manufacture and distribution             50,000 square feet        Leased (expiration date:
                               of party products                                                  May 14, 2001)

Temecula, California (2)       Distribution of party products           100,000 square feet       Leased (expiration date:
                               and decorations                                                    December 31, 2000)

Goshen, New York               Distribution of seasonal party           130,000 square feet       Leased (expiration date:
                               products and decorations                                           December 31, 1999)

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

Melbourne, Australia           Distribution of party products           10,000 square feet        Owned
                               and decorations in Australia
                               and Asia

Saint Denis, France            Distribution of balloons and             6,800 square feet         Leased (expiration date:
                               accessories                                                        March 31, 2005)

Madrid, Spain                  Distribution of balloons and             6,700 square feet         Leased (expiration date:
                               accessories                                                        February 24, 2004)

Silverwater, Australia         Distribution of balloons and             4,700 square feet         Leased (expiration date:
                               accessories                                                        December 31, 2000)

Granada, Mexico                Distribution of balloons and             6,600 square feet         Leased (expiration date:
                               accessories                                                        November 10, 1999)

Ontario, Canada                Distribution of balloons and             7,200 square feet         Leased (expiration date:
                               accessories                                                        May 31, 2000)

(1) Prior to December 16, 1997, this property was leased by the Company from a limited liability company which is 79%-owned by a trust established for the benefit of the children of Mr. John Svenningsen, the former principal stockholder of the Company, 20%-owned by a trust established for the benefit of Mr. Svenningsen's sister's children and 1%-owned by a corporation owned by the Estate of Mr. Svenningsen (the "Estate"). In July 1997, such limited liability company entered into a purchase and sale agreement pursuant to which the Elmsford property was sold on December 16, 1997. See Item 13, "Certain Relationships and Related Transactions".

(2) Property leased by the Company from the Estate. See Item 13, "Certain Relationships and Related Transactions".

(3) Property subject to a ten-year mortgage securing a loan in the original principal amount of $5,925,000 bearing interest at a rate of 8.51%. Such loan matures in September 2004. The principal amount outstanding as of December 31, 1998 was approximately $3,407,000.

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

         Not applicable.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On August 10, 1997, Amscan Holdings and Confetti Acquisition, Inc. ("Confetti"), a newly formed Delaware corporation affiliated with GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co. (collectively, "GSCP"), entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for a recapitalization of Amscan Holdings in which Confetti would be merged with and into Amscan Holdings (the "Merger"), with Amscan Holdings as the surviving corporation. On December 19, 1997, the Merger was consummated pursuant to the Merger Agreement. Following the consummation of the Merger, the common stock of the Company (the "Common Stock" or "Company Common Stock"), par value $0.10 per share, was delisted from the Nasdaq National Market System ("Nasdaq") and the Company filed with the Commission a Form 15 to deregister the Company's Common Stock under the Securities Exchange Act of 1934. As a result, there is no public trading market for the Company Common Stock.

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

       The Company Common Stock commenced trading on Nasdaq on December 19, 1996 following the Company's initial public offering ("IPO").

                                                                            COMMON STOCK
                                                                       -----------------------
                                                                         HIGH            LOW
                                                                       -------         -------
  FISCAL YEAR ENDED DECEMBER 31, 1997
  First Quarter....................................................    14              11 3/4
  Second Quarter  .................................................    13  1/2         11
  Third Quarter....................................................    16  1/8         11
  Fourth Quarter (through December 19, 1997) ......................    16  3/8         15 1/16

       As of the close of business on March 29, 1999, there were 15 holders of record of the Company's Common Stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data presented below under the captions "Statements of Operations Data" and "Balance Sheet Data" as of the end of and for each of the years in the five-year period ended December 31, 1998, are derived from the consolidated financial statements of Amscan Holdings, Inc., which consolidated financial statements have been audited by Ernst & Young LLP, independent certified public accountants, as of and for the year ended December 31, 1998 and by KPMG LLP, independent certified public accountants as of the end of and for each of the years in the four year period ended December 31, 1997. The consolidated financial statements as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998 and the reports thereon, are included in this report under Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K." The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                YEARS ENDED DECEMBER 31,
                                                             ------------------------------------------------------------
                                                                1998         1997         1996        1995         1994
                                                             ---------    ---------    ---------   ---------    ---------
                                                                                 (Dollars in thousands)
STATEMENTS OF OPERATIONS DATA:
Net sales .................................................  $ 235,294    $ 209,931    $ 192,705   $ 167,403    $ 132,029
Cost of sales .............................................    150,456      136,571      123,913     108,654       86,748
                                                             ---------    ---------    ---------   ---------    ---------
Gross profit ..............................................     84,838       73,360       68,792      58,749       45,281
Selling expenses ..........................................     17,049       13,726       11,838      12,241       11,309
General and administrative expenses .......................     23,471       20,772       19,266      15,002       14,460
Art and development costs .................................      7,470        5,282        5,173       4,256        2,796
Restructuring charges (1) .................................      2,400
Non-recurring charges in connection with the Merger (2) ...                  22,083
Non-recurring compensation in connection with the IPO (3) .                               15,535
Special bonuses (4) .......................................                                4,222       2,581        2,200
                                                             ---------    ---------    ---------   ---------    ---------
Income from operations ....................................     34,448       11,497       12,758      24,669       14,516
Interest expense, net .....................................     22,965        3,892        6,691       5,772        3,843
Other (income)  expense, net ..............................       (121)         (71)         335        (309)          82
                                                             ---------    ---------    ---------   ---------    ---------
Income before income taxes and minority interests .........     11,604        7,676        5,732      19,206       10,591
Income tax expense ........................................      4,816        7,665        1,952         731          464
Minority interests ........................................         79          193        1,653       1,041          160
                                                             ---------    ---------    ---------   ---------    ---------
Net income (loss) .........................................  $   6,709    $    (182)   $   2,127   $  17,434    $   9,967
                                                             =========    =========    =========   =========    =========

PRO FORMA DATA RELATING TO CHANGE IN TAX STATUS:
Income before income taxes.................................                            $   4,079   $  18,165    $  10,431
Pro forma income taxes (5).................................                                1,827       7,403        4,238
                                                                                       ---------   ---------    ---------
Pro forma net income (5)...................................                            $   2,252   $  10,762    $   6,193
                                                                                       =========   =========    =========

OTHER FINANCIAL DATA:
Gross margin percentage....................................       36.1%        34.9%        35.7%       35.1%        34.3%
Capital expenditures, including assets under
capital leases ............................................  $   7,714    $  10,296    $  11,008   $   4,522    $   8,040
Depreciation and amortization..............................      8,501        6,245        5,137       4,332        3,672
Ratio of earnings to fixed charges (6).....................        1.4x         2.2x         1.7x        3.8x         3.2x

NON-GAAP FINANCIAL DATA:
Adjusted EBITDA (7)........................................  $  45,349    $  39,825    $  37,652   $  31,582    $  20,388
Adjusted EBITDA margin.....................................       19.3%        19.0%        19.5%       18.9%        15.4%
Adjusted EBITDA to interest expense, net...................        2.0x        10.2x         5.4x        5.2x         5.1x

                                                          DECEMBER 31,
                                 -----------------------------------------------------------
                                    1998         1997         1996        1995        1994
                                 ---------    ---------    ---------   ---------   ---------
                                                    (Dollars in thousands)
BALANCE SHEET DATA:
Working capital ..............   $  71,476    $  96,793    $  45,405   $   8,383   $    (438)
                                 =========    =========    =========   =========   =========
Total assets .................   $ 248,852    $ 269,276    $ 140,274   $ 114,601   $  93,884
                                 =========    =========    =========   =========   =========
Short-term indebtedness (8) ..   $   3,549    $   2,911    $  33,262   $  58,541   $  50,869
Long-term indebtedness .......     270,127      234,422       15,085      12,284       8,800
                                 ---------    ---------    ---------   ---------   ---------
Total indebtedness ...........   $ 273,676    $ 237,333    $  48,347   $  70,825   $  59,669
                                 =========    =========    =========   =========   =========
Redeemable Common Stock ......   $  19,547
                                 =========
Stockholders' (deficit) equity   $ (95,287)   $ (95,219)   $  67,949   $  27,205   $  20,820
                                 =========    =========    =========   =========   =========

         (1) The Company recorded charges of approximately $2.4 million in 1998 in connection with the restructuring of its distribution operations. The Company closed two facilities located in California and Canada. The restructuring charges include the non-cash write-down of $1.3 million relating to property, plant and equipment, the accrual of future lease obligations of $0.7 million and severance and other costs of $0.4 million.

         (2) In connection with the Merger in 1997, the Company recorded non-recurring charges of approximately $22.1 million related to the recapitalization comprised of $11.7 million in transaction costs, $7.5 million compensation payment to an officer, $1.9 million for the redemption of Company stock options and $1.0 million of debt retirement costs.

         (3) In conjunction with the IPO in 1996, the Company recorded non-recurring compensation expense of $15.5 million related to stock and cash payments of $12.5 million to certain executives in connection with the termination of prior employment agreements and $3.0 million for the establishment of an Employee Stock Ownership Plan for the benefit of the Company's domestic employees and the payment of stock bonuses to certain of such employees.

         (4) In each of the years in the three year period ended December 31, 1996, special bonus arrangements existed with certain members of management. In connection with the IPO, such special profit sharing arrangements were substantially modified and replaced by incentives tied to the value of the Company Common Stock.

         (5) Prior to the consummation of the IPO in 1996, Amscan Inc. and certain of its affiliates elected to be taxed as Subchapter S corporations under the Internal Revenue Code. The pro forma net income amounts give effect to pro forma income tax amounts for each of the periods shown at statutory rates (40.5%) assuming these entities had not elected Subchapter S corporation status.

         (6) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes and minority interests plus fixed charges. Fixed charges consist of interest expense on all obligations, amortization of deferred financing costs and one-third of the rental expense on operating leases representing that portion of rental expense deemed by the Company to be attributable to interest.

         (7) "EBITDA" represents earnings before interest, income taxes, depreciation and amortization. "Adjusted EBITDA" represents EBITDA adjusted for certain non-recurring items, other income or expenses, and minority interests reflected in the following table. Neither EBITDA nor Adjusted EBITDA is intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA and Adjusted EBITDA are presented because they are widely accepted financial indicators of a leveraged company's ability to service and/or incur indebtedness and because management believes EBITDA and Adjusted EBITDA are relevant measures of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. EBITDA and Adjusted EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA and Adjusted EBITDA, investors should consider that EBITDA and Adjusted EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment, (ii) are not measures of performance calculated in accordance with generally accepted accounting principles, (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows and
                  (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

                                                            DECEMBER 31,
                                     -------------------------------------------------------
                                       1998        1997        1996       1995        1994
                                     --------    --------    --------   --------    --------
EBITDA ...........................   $ 42,991    $ 17,620    $ 15,907   $ 28,269    $ 17,946
Adjustments - increase (decrease):
   Non-recurring items and special
     bonuses .....................      2,400      22,083      19,757      2,581       2,200
   Other (income) expense, net ...       (121)        (71)        335       (309)         82
   Minority interests ............         79         193       1,653      1,041         160
                                     --------    --------    --------   --------    --------
Adjusted EBITDA ..................   $ 45,349    $ 39,825    $ 37,652   $ 31,582    $ 20,388
                                     ========    ========    ========   ========    ========

         (8) Short-term indebtedness consists primarily of the Company's borrowings under bank lines of credit and current portions of long-term debt. Prior to December 31, 1997, short term indebtedness also included debt previously due to Mr. Svenningsen.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       The party goods industry has experienced significant changes in both distribution channels and product offerings over the last several years. The retail distribution of party goods continues to shift from smaller independent stores and designated departments within drug, discount or department store chains to superstores dedicated to retailing party goods. Despite a consolidation of party goods superstores in the past three years, the superstore channel has continued to grow at a faster pace than the reduction in independent stores. In part due to the success of the superstore channel, party goods manufacturers broadened their product lines to support the celebration of a greater number of occasions. The industry's growth has been directly affected by these changes.

       Revenues are generated from sales of approximately 20,000 SKUs consisting of paper and plastic tableware, accessories and novelties for all occasions. Tableware (plates, cups, cutlery, napkins and tablecovers) is the Company's core product category, generating approximately 57% of revenues in 1998. Coordinated accessories (e.g., balloons and banners) and novelties (e.g., party favors) are offered to complement the Company's tableware products. To serve its customers better, the Company has made significant additions to its product line. Through increased spending on internal product development as well as through acquisitions, the Company has had a net increase of approximately 12,300 SKUs since 1991. Revenue growth primarily has been the result of increased orders from its party goods superstore customers (new stores and increased same-store sales), increased international sales and price increases.

       The Company's gross profit is influenced by its product mix and paper costs. Products manufactured by the Company, primarily tableware and metallic balloons, represented over 55% of the Company's 1998 sales. As a result of the Acquisition, the Company expects its manufactured products to grow to approximately 65% of sales. The Company has made significant additions to its manufacturing capacity which have allowed it to improve gross margins. The Company believes that its manufacturing capabilities enable it to lower product cost, ensure product quality and be more responsive to customer demands. The Company has historically been able to adjust its prices in response to changes in paper prices.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

 PERCENTAGE OF NET SALES

                                                           YEARS ENDED DECEMBER 31,
                                                           ------------------------
                                                                1998      1997
                                                               -----     -----
Net sales ..............................................       100.0%    100.0%
Cost of sales ..........................................        63.9      65.1
                                                               -----     -----

    Gross profit .......................................        36.1      34.9
Operating expenses:
    Selling expenses ...................................         7.2       6.5
   General and administrative expenses .................        10.0       9.9
   Art and development costs ...........................         3.2       2.5
   Restructuring charges ...............................         1.0
   Non-recurring charges in connection with the Merger .                  10.5
                                                               -----     -----
Total operating expenses ...............................        21.4      29.4
                                                               -----     -----

Income from operations .................................        14.7       5.5
Interest expense, net ..................................         9.8       1.9
Other income, net ......................................                  (0.1)
                                                               -----     -----
   Income before income taxes and minority interests ...         4.9       3.7
Income tax expense .....................................         2.0       3.7
Minority interests .....................................                   0.1
                                                               -----     -----

   Net income (loss) ...................................         2.9%     (0.1)%
                                                               =====     =====

         Net sales for the year ended December 31, 1998 of $235.3 million, were $25.4 million or 12.1% higher than for the year ended December 31, 1997. The increase in net sales in 1998 over 1997 reflects additional sales from the acquisition of Anagram as well as increased sales to party goods superstores which was partially offset by a decline in sales to smaller independent stores. The Company's marketing strategy of continually offering new products, new designs and themes for existing products also contributed to the increase in sales. During the year ended December 31, 1998, the Company added approximately 6,000 SKUs to its product line, including approximately 4,500 SKUs as a result of the acquisition of Anagram.

         Gross profit for the year ended December 31, 1998 was $84.8 million, or 36.1% of net sales, as compared to 34.9% for the year ended December 31, 1997. The increase in current year gross profit margin principally results from savings associated with a restructuring of the Company's distribution operations begun in the second quarter of 1998 partially offset by higher freight costs incurred in the latter half of 1998.

         Selling expenses for the year ended December 31, 1998 increased by $3.3 million to $17.0 million and, as a percentage of net sales, to 7.2% from 6.5%, principally due to the addition of a new seasonal catalogue, expansion of the "everyday" catalogue, the inclusion of the results of Anagram, and higher advertising costs.

         General and administrative expenses of $23.5 million for the year ended December 31, 1998 increased by $2.7 million as compared to the year ended December 31, 1997. The increase results from additional amortization of goodwill and other intangible assets arising from the September 1998 acquisition of Anagram.

         Art and development costs of $7.5 million for the year ended December 31, 1998 were $2.2 million higher than the prior year. As a percentage of sales, art and development costs increased to 3.2% in 1998 from 2.5% in 1997. The increase in costs reflects the Company's investment in additional art and product development staff associated with the development of new product lines.

         In the second quarter of 1998, the Company commenced a restructuring of its distribution operations to reduce costs and improve operating efficiencies. The Company closed two distribution facilities located in California and Canada which resulted in the elimination of a total of approximately 100 positions. The restructuring was substantially completed by December 1998. The Company has recorded restructuring charges of approximately $2.4 million, or 1.0% of sales for the year ended December 31, 1998. The restructuring charges include the non-cash write-down of $1.3 million relating to property, plant and equipment, the accrual of future lease obligations of $0.7 million and severance and other costs of $0.4 million. Management is currently evaluating the further consolidation of its domestic distribution facilities which may result in additional restructuring charges in subsequent periods.

         Interest expense, net, of $23.0 million for the year ended December 31, 1998 increased by $19.1 million as compared to the corresponding period in 1997 due to the Company's increased borrowings in connection with the Merger and the Acquisition (see "Liquidity and Capital Resources"), offset, in part, by reduced levels of working capital.

         Income taxes for the years ended December 31, 1998 and 1997 were provided for at consolidated effective income tax rates of 41.5% and 99.9%, respectively. The effective income tax rates exceed the federal statutory income tax rate primarily due to state income taxes and, for the year ended December 31, 1997, non-deductible charges related to the Merger.

        Minority interests represent the portion of income of the Company's subsidiaries attributable to equity ownership not held by the Company.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

 PERCENTAGE OF NET SALES

                                                          YEARS ENDED DECEMBER 31,
                                                          ------------------------
                                                              1997      1996
                                                             -----     -----
Net sales ..............................................     100.0%    100.0%
Cost of sales ..........................................      65.1      64.3
                                                             -----     -----
   Gross profit ........................................      34.9      35.7
Operating expenses:
   Selling expenses ....................................       6.5       6.1
   General and administrative expenses .................       9.9      10.0
   Art and development costs ...........................       2.5       2.7
   Non-recurring charges in connection with the Merger .      10.5      --
   Non-recurring compensation in connection with the IPO      --         8.1
   Special bonuses .....................................      --         2.2
                                                             -----     -----
Total operating expenses ...............................      29.4      29.1
                                                             -----     -----
   Income from operations ..............................       5.5       6.6
Interest expense, net ..................................       1.9       3.4
Other (income) expense, net ............................      (0.1)      0.2
                                                             -----     -----
   Income before income taxes and minority interests ...       3.7       3.0
Income tax expense .....................................       3.7       1.0
Minority interests .....................................       0.1       0.9
                                                             -----     -----
   Net (loss) income ...................................      (0.1)%     1.1%
                                                             =====     =====

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

       Gross profit for the year ended December 31, 1997 was $73.4 million, an increase of $4.6 million over the year 1996. As a percent of net sales, gross profit decreased for the year ended December 31, 1997 to 34.9% from 35.7% for the year ended December 31, 1996 as a result of excess capacity due to increases in manufacturing capacity and the addition of a new distribution facility during the first half of 1997.

       Selling expenses for the year ended December 31, 1997 increased by $1.9 million to $13.7 million and, as a percentage of net sales, to 6.5% from 6.1%, primarily due to the expansion of foreign operations.

       General and administrative expenses of $20.8 million for the year ended December 31, 1997 increased $1.5 million as compared to the year ended December 31, 1996. General and administrative expenses for 1997 included a $3.8 million or 61.0% increase in bad debt expense as two national customers (Party Stores Holdings, Inc. and Party America, Inc.) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code during the year. General and administrative expenses for 1996 were 10.0% of net sales and included non-recurring costs associated with the Company's move to new corporate offices and additional personnel costs, including relocation and recruitment.

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

       In connection with the Merger, the Company recorded non-recurring charges of $22.1 million, comprised of $11.7 million in transaction costs, $7.5 million of compensation to an officer, $1.9 million for the redemption of Company Stock Options (as defined below) and $1.0 million of debt retirement costs.

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

       Income tax expense for the year ended December 31, 1997 was $7.7 million or nearly 100% of income before income taxes and minority interests. Non-deductible charges related to the Merger had the effect of increasing the 1997 effective income tax rate by 51.2% of income before income taxes and minority interests.

       During 1996, prior to the IPO, Amscan Inc. and certain of its affiliates were taxed as Subchapter S corporations for federal and, where available, state income tax purposes. Accordingly, these entities were not subject to federal and state income taxes, except in states which do not recognize Subchapter S corporation status. In connection with the IPO, these subsidiaries became subject to federal and state income taxes. The amounts shown as income taxes for the year ended December 31, 1996 consisted principally of foreign income taxes and a one-time charge of $0.8 million related to the establishment of deferred income taxes in connection with the change in tax status.

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

         The Company is obligated to obtain interest rate protection, pursuant to interest rate swaps, caps or other similar arrangements satisfactory to GS Credit Partners, with respect to a notional amount of not less than half of the aggregate amount outstanding under the Term Loan, which protection must remain in effect for not less than three years. The interest rate swap contracts require the Company to settle the difference in interest obligations quarterly. At December 31, 1998, the Company had two interest rate swap contracts outstanding with a financial institution and Goldman Sachs Capital Markets, L.P. covering $93,500,000 of its Term Loan at effective interest rates ranging from 7.18% to 8.36% at December 31, 1998.

         In addition to the Term Loan, the Bank Credit Facilities, as amended, provide for revolving loan borrowings of up to $50 million (the "Revolving Credit Facility"). The Revolving Credit Facility has a term of five years and bears interest, at the option of the Company, at the lenders' customary base rate plus 1.25% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.25% per annum. Interest on balances outstanding under the Revolving Credit Facility are subject to adjustment in the future based on the Company's performance. At December 31, 1998, the Company had borrowing capacity of approximately $36.5 million under the Revolving Credit Facility.

         On September 17, 1998, the Company completed the acquisition of all of the capital stock of Anagram pursuant to a Stock Purchase Agreement dated August 6, 1998, in a transaction valued at approximately $87.2 million, plus certain other related costs.

         The Company financed the Acquisition with $40 million of senior term debt, approximately $20 million of additional revolving credit borrowings, cash on hand, the issuance of 120 shares of the Company's Redeemable Common Stock valued at $12.6 million and warrants to purchase 10 shares of the Company's Common Stock valued at $0.2 million. In connection with and upon consummation of the Acquisition, the Company amended and restated the Revolving Credit Facility to provide for, among other things, the additional senior term debt.

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

         The Merger Financings, the Acquisition, and the amendments to the Company's credit agreements may affect the Company's ability to make future capital expenditures. However, management believes that additions to plant and equipment during the past three years provide adequate capacity to support its operations for at least the next 12 months. As of December 31, 1998, the Company did not have material commitments for capital expenditures.


CASH FLOW DATA -- YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Net cash provided by operating activities increased by $18.6 million to $22.8 million during the year ended December 31, 1998 from $4.2 million during the year ended December 31, 1997, principally as a result of increased earnings and lower accounts receivable and inventory levels (excluding the effects of the Acquisition) attributable to management's efforts to reduce working capital. The impact of lower accounts receivable and inventory levels was partially offset by lower accounts payable balances at December 31, 1997.

         Net cash used in investing activities during the year ended December 31, 1998 increased by $73.0 million to $83.1 million due to the acquisitions of Anagram and the remaining 25% interest in the Company's U.K. based subsidiary, which were partially offset by lower levels of capital expenditures and proceeds received from the sale of the Company's Canadian distribution facility and other assets in connection with its restructuring plan.

         During the year ended December 31, 1998, net cash used in financing activities of $49.8 million consisted of payments of $93.2 million to former shareholders whose investment in Company Common Stock was converted into the right to receive cash in connection with the Merger and the scheduled repayment of debt, offset by net proceeds of $59.1 million from additional borrowings in connection with the Acquisition and the issuance of Redeemable Common Stock to employees as well as net payments received applicable to notes receivable from officers. During the year ended December 31, 1997, net cash provided by financing activities of $116.0 million included net proceeds of $4.5 million from the issuance of Common Stock to cover the over-allotments provided for in the IPO underwriting agreement, a contribution to capital by the Estate of $7.5 million and proceeds of $61.9 million from the issuance of Common Stock in connection with the Merger, proceeds of the Merger Financings of $237.1 million and related payments to repurchase the Company's Common Stock of $142.7 million. In addition, during 1997, the Company repaid indebtedness of $51.8 million.

CASH FLOW DATA -- YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Net cash provided by operating activities decreased by $8.1 million to $4.2 million during the year ended December 31, 1997 from $12.3 million during the year ended December 31, 1996 as a result of charges incurred in connection with the recapitalization of the Company, the change in the Company's tax status in December 1996 and growth in the Company's inventories and accounts receivable. Net cash used in investing activities of $10.1 million increased by $2.5 million from 1996, reflecting increased capital expenditures. During the year ended December 31, 1997, net cash provided by financing activities of $116.0 million included net proceeds of $4.5 million from the issuance of Common Stock to cover the over-allotments provided for in the IPO underwriting agreement, a contribution to capital by the Estate of $7.5 million and proceeds of $61.9 million from the issuance of Common Stock in connection with the Merger, proceeds of the Merger Financings of $237.1 million and related payments to repurchase the Company's Common Stock of $142.7 million. In addition, during 1997, the Company repaid indebtedness of $51.8 million. During the year ended December 31, 1996, net cash used in financing activities of $6.0 million included increased distributions to stockholders of $17.2 million, repayment of bank debt and indebtedness to the then principal stockholder of $29.1 million, partially offset by net proceeds of $43.3 million from the IPO.

       During 1996, the Company used net proceeds from the IPO to repay debt owed to the banks and to Mr. Svenningsen. The Company used $8.9 million of the cash in 1996 to fund its working capital needs, which consisted primarily of increases in accounts receivable and deposits on machinery and equipment.

       During 1996, the Company distributed $23.4 million to Mr. Svenningsen. Approximately $1.4 million of the distributions in 1996 were reinvested in the Company as debt payable to stockholders. The distributions in 1996 were funded by net proceeds from the IPO and represented accumulated earnings and the return of previously provided capital.

       In 1997 and 1996, the Company acquired machinery and equipment totaling $10.3 million and $11.0 million, respectively. The Company financed the acquisitions using long-term debt, borrowings under the Company's revolving credit facility and capital leases.

RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financal Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement requires all derivatives to be recognized on the balance sheet at fair value and establishes standards for the recognition of changes in such fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company expects to adopt SFAS No. 133 effective January 1, 2000. Because of the Company's limited use of derivatives, management does not anticipate the adoption of SFAS No. 133 will have a significant effect on earnings or the financial position of the Company.

       Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.

IMPACT OF YEAR 2000

         Several of the Company's older computer programs have date sensitive software that will not recognize the year 2000 and, if not addressed, could cause disruptions to the Company's normal business operations. The Company has completed an assessment of its software and has begun to upgrade its date-sensitive software to be Year 2000 compliant. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing, and inventory systems. That assessment also indicated that the software and hardware (embedded chips) used in manufacturing and distribution systems do not require any remediation to be Year 2000 compliant. To date, the Company has not incurred significant expenses associated with the Year 2000 issue and management expects that the historical and anticipated remaining costs to upgrade its software will not be material.

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

         The Company is currently working on contingency plans for certain critical applications. These contingency plans are expected to be completed by June 1999 and involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

         To date, the Company is 50% complete, and expects to complete the upgrade of its principal software by June 30, 1999 and believes that the Year 2000 issue will not pose significant operational problems for its computer systems. However, there can be no guarantee that the estimated cost and completion will be achieved and the actual results could differ materially from those anticipated.

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


       This report includes "forward-looking statements" within the meaning of various provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, the impact of the Year 2000 issue, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, including any changes to operations, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. Actual results may differ materially from those discussed. Whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to
(1) the concentration of sales by the Company to party goods superstores where the reduction of purchases by a small number of customers could materially reduce the Company's sales and profitability, (2) the concentration of the Company's credit risk in party goods superstores, several of which are privately held and have expanded rapidly in recent years, (3) the failure by the Company to anticipate changes in tastes and preferences of party goods retailers and consumers, (4) the introduction of new products by the Company's competitors,
(5) the inability of the Company to increase prices to recover fully future increases in raw material prices, especially increases in paper prices, (6) the loss of key employees, (7) changes in general business conditions, (8) other factors which might be described from time to time in the Company's filings with the Commission, and (9) other factors which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and the actual results or developments anticipated by the Company may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company or its business or operations. Although the Company believes that it has the product offerings and resources needed for continued growth in revenues and margins, future revenue and margin trends cannot be reliably predicted. Changes in such trends may cause the Company to adjust its operations in the future. Because of the foregoing and other factors, recent trends should not be considered reliable indicators of future financial results. In addition, the highly leveraged nature of the Company may impair its ability to finance its future operations and capital needs and its flexibility to respond to changing business and economic conditions and business opportunities.

QUARTERLY RESULTS

       As a result of the seasonal nature of certain of the Company's products, the quarterly results of operations may not be indicative of those for a full year. Third quarter sales are generally the highest of the year due to a combination of increased sales to consumers of the Company's products during summer months as well as initial shipments of seasonal holiday merchandise as retailers build inventory. Conversely, fourth quarter sales are generally lower as retailers sell through inventories purchased during the third quarter. However, fourth quarter sales in 1998 were higher than prior quarters as a result of the acquisition of Anagram. The overall growth rate of the Company's sales in recent years has offset, in part, this sales variability. Promotional activities, including special dating terms, particularly with respect to Halloween and Christmas products sold in the third quarter, result in generally lower profitability in the fourth quarter, due to higher accounts receivables balances and associated higher interest costs to support these balances. The following table sets forth the historical net sales, gross profit, income (loss) from operations and net income (loss) of the Company for 1998 and 1997 by quarter.

                                                                FOR THE THREE MONTHS ENDED
                                              -------------------------------------------------------------
                                              MARCH 31         JUNE 30       SEPTEMBER 30       DECEMBER 31
                                              --------         -------       ------------       -----------
1998
Net sales..............................       $55,561           $48,686         $62,252           $ 68,795
Gross profit...........................        19,572            17,663          22,704             24,899
Income from operations.................         9,235             5,454(a)       11,250              8,509
Net income ............................         2,271                30(a)        3,425                983

1997
Net sales..............................       $53,176           $49,225         $58,885           $ 48,645
Gross profit...........................        18,766            17,671          21,389             15,534
Income (loss) from operations..........        10,029             9,306          11,777            (19,615)(b)
Net income (loss)......................         5,302             4,976           6,623            (17,083)(b)

       (a) Included in second quarter results in 1998 are non-recurring restructuring charges of $2.4 million which related to the closure of two distribution facilities located in California and Canada. The restructuring charges consist of the non-cash write-down of $1.3 million relating to property, plant and equipment, the accrual of future lease obligations of $0.7 million, and severance and other costs of $0.4 million.

       (b) Included in fourth quarter results in 1997 are non-recurring charges relating to the Merger of $22.1 million comprised of $11.7 million in transaction costs, $7.5 million compensation payment to an officer, $1.9 million for the redemption of Company stock options and $1.0 million of debt retirement costs.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's earnings are affected by changes in interest rates as a result of its issuance of variable rate indebtedness. However, the Company utilizes interest rate swap agreements and other off-balance sheet financial instruments to manage the market risk associated with fluctuations in interest rates. If market interest rates for the Company's variable rate indebtedness average 2% more in 1998 the Company's interest expense, after considering the effects of its interest rate swap agreements, would increase, and income before taxes would decrease by $1.3 million. This amount is determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment balances, and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

       The Company's earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in foreign markets. Foreign currency forward contracts are used periodically to hedge against the earnings effects of such fluctuations. A uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's foreign sales are denominated would have resulted in a decrease in gross profit of $1.1 million for the year ended December 31, 1998. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.


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

         NAME                             AGE            POSITION
         ----                             ---            --------
         Terence M. O'Toole               40             Director, Chairman of the Board
         Sanjeev K. Mehra                 39             Director
         Joseph P. DiSabato               32             Director
         Gerald C. Rittenberg             46             Chief Executive Officer and Director
         James M. Harrison                47             President, Chief Financial Officer, Treasurer
                                                         and Director
         William S. Wilkey                42             Senior Vice President -- Sales and Marketing
         Garry Kieves                     50             Senior Vice President

Terence M. O'Toole is a Managing Director of Goldman, Sachs & Co. in the Principal Investment Area. He joined Goldman Sachs in 1983. He is a member of Goldman Sachs' Principal Investment Area Investment Committee. Mr. O'Toole serves on the Boards of Directors of AMF Bowling, Inc., Western Wireless Corporation and several other privately held companies on behalf of Goldman Sachs. He holds a B.S. degree from Villanova University and an M.B.A. from the Stanford Graduate School of Business.

       Sanjeev K. Mehra is a Managing Director of Goldman, Sachs & Co. in the Principal Investment Area. He joined Goldman Sachs in 1986. He is a Director of the Stone Street and Bridge Street Funds, private equity funds affiliated with Goldman Sachs for the benefit of its employees. Mr. Mehra serves on the Boards of Directors of several privately held companies on behalf of Goldman Sachs. He holds an A.B. from Harvard University and an M.B.A. from the Harvard Graduate School of Business Administration.

       Joseph P. DiSabato is a Vice President of Goldman, Sachs & Co. in the Principal Investment Area. He joined Goldman Sachs in 1988, worked as a Financial Analyst until 1991, and returned in 1994 as an Associate. Mr. DiSabato serves on the Board of Directors of several privately held companies on behalf of Goldman Sachs. He holds a B.S. from Massachusetts Institute of Technology and an M.B.A. from the Anderson Graduate School of Management.

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

       William S. Wilkey joined the Company in 1990 and has served as the Senior Vice President -- Sales and Marketing of Amscan Inc. since 1992.

       Gary Kieves became Senior Vice President of the Company in September 1998 when the Company acquired Anagram. He has served as President of Anagram International, Inc. for more than five years.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

       The following table sets forth information concerning the compensation earned for the past three years for the Company's former and current Chief Executive Officer and each other executive officer of the Company as of December 31, 1998 whose aggregate salary and bonus for 1998 exceeded $100,000. The amounts shown include compensation for services in all capacities that were provided to the Company or its subsidiaries. Amounts shown were paid by the Company's principal subsidiary, Amscan Inc., except for payments to or on behalf of Garry Kieves, which were paid by Anagram. Prior to the Merger, the Company granted stock options on shares of Company Common Stock ("Company Stock Options") pursuant to the 1996 Stock Option Plan for Key Employees (the "Prior Stock Plan"). Following the Merger, Company stock options ("New Options") were granted pursuant to a new stock incentive plan and related option agreement (together, the "Option Documents") adopted by the Company. At the time of the Merger, certain employees converted Company Stock Options into options to purchase shares of Common Stock ("Rollover Options"). Information for 1996 with respect to Company Common Stock relates to the Company Common Stock prior to the consummation of the Merger.


                                                                                            Long Term
                                                                                          Compensation
                                                                                     No. of Securities Under-      All Other
Name and Principal Position    Year       Salary        Bonus (a)        Other        lying Options Granted     Compensation (b)
---------------------------    ----       ------        ---------        -----       ------------------------   ----------------
John A. Svenningsen            1997      $126,953                                                                  $  4,219
  Former Chief Executive       1996       315,609          (c)                                                        5,939
  Officer and Chairman

Gerald C. Rittenberg           1998      $295,000      $  395,000                                                  $  6,532
  Chief Executive Officer      1997       220,000                                             16.648(d)               3,763
                               1996       211,000       2,800,000(e)                                                 21,895

James M. Harrison              1998      $275,000      $  350,000                                                  $  6,286
  President, Chief Financial   1997       215,000         255,000      $176,041(f)            16.268(g)               3,763
  Officer and Treasurer        1996(h)     62,500          50,000                             50,000(i)

William S. Wilkey              1998      $210,000      $   50,000                                                  $  6,532
  Senior Vice President        1997       200,000      $  210,000      $352,082(j)            16.441(k)               3,763
  and Marketing                1996       181,000       1,036,000(l)                         100,000(i)              21,679

Garry Kieves                   1998      $ 72,900(m)                                           6.648(n)            $    929
  Senior Vice President


       (a) Represents amounts earned with respect to the years indicated, whether paid or accrued.

       (b) Represents contributions by the Company under the Profit Sharing & Savings Plan and in 1996, under the ESOP, as well as insurance premiums paid by the Company with respect to term life insurance for the benefit of the named executive officer.

       (c) Prior to the IPO, which was consummated in December 1996, certain entities which are now subsidiaries of the Company elected to be taxed as Subchapter S corporations under the Internal Revenue Code. Mr. Svenningsen received $15,841,000 from such entities in 1996. Such amounts represented distributions to him as an Subchapter S corporation stockholder and additional distributions of accumulated capital and previously-taxed earnings in conjunction with the IPO.

       (d) Represents the New Options granted to Mr. Rittenberg immediately following the Merger.

       (e) Represents bonuses earned by Mr. Rittenberg pursuant to his prior employment agreement with Amscan Inc. which terminated in December 1996 in connection with the IPO.

       (f) Represents a cash bonus paid to Mr. Harrison at the time of the Merger in connection with the conversion by Mr. Harrison of 50,000 Company Stock Options into the Rollover Options to purchase 2.394 shares of Company Common Stock.

       (g) Represents the New Options and the Rollover Options granted to Mr. Harrison immediately following the Merger.

       (h) Mr. Harrison became an employee and Chief Financial Officer of Amscan Inc. on August 1, 1996.

       (i) Reflects Company Stock Options at an exercise price equal to the fair market value on the date of grant.

       (j) Represents a cash bonus paid to Mr. Wilkey at the time of the Merger in connection with the conversion by Mr. Wilkey of 100,000 Company Stock Options into the Rollover Options to purchase 4.787 shares of Company Common Stock.

       (k) Represents the New Options and the Rollover Options granted to Mr. Wilkey immediately following the Merger.

       (l) Represents bonuses earned by Mr. Wilkey pursuant to an employment agreement with Amscan Inc. which expired on December 31, 1996.

       (m) Garry Kieves became an employee and Senior Vice President of the Company on September 17, 1998.

       (n) Represents the New Options granted to Mr. Kieves in connection with the Acquisition at an exercise price greater than the fair market value on the date of grant. In addition, 10 Common Stock warrants valued at $225,000 were issued to Mr. Kieves in connection with the Acquisition.


  OPTION GRANTS TABLE

         The following table sets forth information concerning stock options which were granted during 1998 to the executive officers named in the Summary Compensation Table. Information with respect to options relates to options on the Company Common Stock at December 31, 1998.


                                      % OF
                                  TOTAL OPTIONS
                  NUMBER OF                                                                  POTENTIAL REALIZABLE VALUE AT
                  SECURITIES       GRANTED TO                     MARKET                        ASSUMED ANNUAL RATES OF
                  UNDERLYING      EMPLOYEES IN                   PRICE AT                    STOCK PRICE APPRECIATION FOR
                   OPTIONS           FISCAL        EXERCISE      DATE OF     EXPIRATION              OPTION TERM
    NAME         GRANTED (1)          YEAR           PRICE      GRANT (2)       DATE             5%                10%
    ----         -----------      -------------    --------     ---------    ----------      -----------------------------
Garry Kieves        6.648             59.9%        $125,000      $105,000    September 17,    $438,994         $1,112,497
                                                                                 2008

(1) All New Options listed in this column become exercisable ratably over five years beginning one year from the date of grant and expire ten years after the date of grant. To the extent permitted under the Internal Revenue Code, such options were incentive stock options.

(2) Assumes a fair market value of the Company Common Stock underlying the New Options of $105,000 based on the valuation of Company Common Stock issued in connection with the Acquisition.


FISCAL 1998 YEAR END OPTION VALUES


                                      Number of Securities                  Value of Unexercised In the Money
                                 Underlying Unexercised Options                Options at Fiscal Year End
                              -------------------------------------         ----------------------------------
Name                          Exercisable             Unexercisable         Exercisable          Unexercisable
----                          -----------             -------------         -----------          -------------
Gerald C. Rittenberg             3.330                   13.318               $99,888              $399,552

James M. Harrison                2.775                   11.099                83,244               332,976
                                 0.479                    1.915                24,158                96,631

William S. Wilkey                2.331                    9.323                69,924               279,696
                                 0.957                    3.830                48,306               193,222

Garry Kieves                     -                        6.648                     -                     -

       The valuation of unexercised in the money options is based on the valuation of Company Common Stock issued in connection with the September 1998 Acquisition (last valuation date) of $105,000 per share. No New or Rollover Options were exercised in the most recent fiscal year.

       For a further description of the New Options and Rollover Options granted to the executives named in the Summary Compensation Table in connection with the Merger, see "Employment Arrangements" below.


EMPLOYMENT ARRANGEMENTS

       Employment Agreement with Gerald C. Rittenberg. Under the Employment Agreement between the Company and Gerald C. Rittenberg, dated as of August 10, 1997 (the "Rittenberg Employment Agreement"), Mr. Rittenberg serves as Chief Executive Officer of the Company for a three-year period commencing at the time of the Merger (an "Initial Term"), which term will be extended automatically for successive additional one-year periods (each an "Additional Term"), unless either the Company gives Mr. Rittenberg, or Mr. Rittenberg gives the Company, written notice of the intention not to extend the term no less than twelve months prior to the end of the Initial Term or Additional Term, whichever is then in effect. Mr. Rittenberg will receive during the Initial Term an annual base salary of $295,000 which will be increased by 5% at the beginning of each Additional Term. During Mr. Rittenberg's Initial Term and any Additional Term, Mr. Rittenberg will be eligible for an annual bonus for each calendar year comprised of (i) a non-discretionary bonus equal to 50% of his annual base salary if certain operational and financial targets determined by the Board of Directors in consultation with Mr. Rittenberg are attained, and (ii) a discretionary bonus awarded in the sole discretion of the Board of Directors. The Rittenberg Employment Agreement also provides for other customary benefits including incentive, savings and retirement plans, paid vacation, health care and life insurance plans, and expense reimbursement

       Under the Rittenberg Employment Agreement, if Mr. Rittenberg's employment were to be terminated by the Company other than for cause, death or disability, the Company would be obligated to pay Mr. Rittenberg a lump sum cash payment in an amount equal to the sum of (1) accrued unpaid salary, earned but unpaid bonus for any prior year, any deferred compensation and accrued but unpaid vacation pay (collectively, "Accrued Obligations") plus (2) severance pay equal to his annual base salary, provided, however, that in connection with a termination by the Company other than for cause following a Sale Event (as defined below), such severance pay will be equal to Mr. Rittenberg's annual base salary multiplied by the number of years the Company elects as the Restriction Period (as defined below) in connection with the non-competition provisions. Upon termination of Mr. Rittenberg's employment by the Company for cause, death, disability or if he terminates his employment, Mr. Rittenberg will be entitled to his unpaid Accrued Obligations. Additionally, upon termination of Mr. Rittenberg's employment during his Initial Term or any Additional Term (1) by the Company other than for cause or (2) by reason of his death or disability, or if the Initial Term or any Additional Term is not renewed at its expiration (other than for cause), the Rittenberg Employment Agreement provides for payment of a prorated portion of the bonus to which Mr. Rittenberg would otherwise have been entitled.

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

       Pursuant to the Rittenberg Employment Agreement, Mr. Rittenberg contributed to Confetti immediately prior to the Merger, 272,728 shares of Company Common Stock in exchange for 60.0 shares of Confetti Common Stock, having an aggregate value equal to 272,728 times the Cash Consideration of $16.50 per share, or approximately $4.5 million, which shares of Confetti Common Stock were valued at the purchase price for which GSCP purchased common shares of Confetti immediately prior to the Merger (the "New Purchase Price"). At the time of the Merger, such shares of Confetti Common Stock were converted into
60.0 shares of the Company's Redeemable Common Stock as the surviving company in the Merger (as converted, the "Rollover Stock").

       Also pursuant to the Rittenberg Employment Agreement, following the Merger, Mr. Rittenberg was granted New Options to purchase 16.648 shares of Company Common Stock at $75,000 per share. Such New Options vest in equal annual installments over a five-year period and are subject to forfeiture upon termination of Mr. Rittenberg's employment if not vested and exercised within certain time periods specified in the Option Documents. Unless sooner exercised or forfeited as provided in the Option Documents, the New Options will expire on the tenth anniversary of the Merger.

       Mr. Rittenberg is not permitted to sell, assign, transfer, pledge or otherwise encumber any New Options, shares of Rollover Stock or shares of Redeemable Common Stock acquired upon exercise of the New Options, except as provided in the Stockholders' Agreement and the Option Documents, and the shares of Rollover Stock and shares of Redeemable Common Stock acquired upon exercise of the New Options are subject to the terms of the Stockholders' Agreement.

       At the time of the Merger, the Rittenberg Employment Agreement replaced and superseded Mr. Rittenberg's former employment agreement with the Company.

       Employment Agreement with James M. Harrison. Under the Employment Agreement, dated August 10, 1997, by and between the Company and James M. Harrison (the "Harrison Employment Agreement"), Mr. Harrison serves as President of the Company for a three-year Initial Term at an annual base salary of $275,000. The Harrison Employment Agreement contains provisions for Additional Terms, salary increases during any Additional Term, non-discretionary and discretionary bonus payments, severance, other benefits, definitions of cause and disability, and provisions for non-competition and non-solicitation similar to those in the Rittenberg Employment Agreement, with the exception of the provision for an election by the Company of a one, two or three-year Restriction Period following a Sale Event; under the Harrison Employment Agreement, the Restriction Period is fixed at three years and severance pay is fixed at one year's annual base salary. In addition, the Harrison Employment Agreement provided that Mr. Harrison's bonus for the 1997 calendar year was equal to the bonus that would have been payable to him in accordance with the relevant terms of his current employment agreement with the Company, without taking into account any incremental financing or transaction costs attributable to the Merger as determined in good faith by the Board. The Harrison Employment Agreement also provided that Mr. Harrison receive a bonus payment of $105,000 on March 15, 1998, in addition to any other bonus payable.

       Pursuant to the Harrison Employment Agreement, following the Merger, Mr. Harrison was granted New Options to purchase 13.874 shares of Company Common Stock at $75,000 per share. Such New Options were granted on terms similar to those granted pursuant to the Rittenberg Employment Agreement.

       Additionally, under the Harrison Employment Agreement, Mr. Harrison converted, as of the time of the Merger, his Company Stock Options to purchase 50,000 shares of Company Common Stock into Rollover Options to purchase 2.394 shares of Company Common Stock. The Rollover Options have an exercise price per share (the "Rollover Exercise Price") equal to $54,545. Mr. Harrison also received at the time of the Merger a cash bonus equal to $176,041 in connection therewith. The Rollover Options were granted pursuant to the Option Documents and on the same terms as the New Options.

       Pursuant to the Harrison Employment Agreement, Mr. Harrison was granted immediately prior to the Merger, 15.0 shares of Confetti Common Stock (the "Restricted Stock"), having an aggregate value of $1,125,000, based on the New Purchase Price, which shares were converted in the Merger into 15.0 shares of Company Common Stock. During the Stock Restricted Period (as defined below), the Restricted Stock will be forfeitable and may not be sold, assigned, transferred, pledged or otherwise encumbered by Mr. Harrison. For purposes of the Harrison Employment Agreement, the "Stock Restricted Period" means the period beginning on the date of grant of the Restricted Stock and ending on the earliest of (i) the occurrence of an IPO (as such term is defined in the Stockholders' Agreement); (ii) immediately prior to the consummation of a transaction or series of transactions, approved by the Board of Directors, pursuant to which a person, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act, other than Goldman Sachs or any of its affiliates, acquires a majority of the outstanding voting stock of the Company; and (iii) the termination of Mr. Harrison's employment with the Company, (1) because of his death, (2) by the Company without cause, (3) by Mr. Harrison because of the Company's material breach of its obligations under the Harrison Employment Agreement, (4) by Mr. Harrison if the Company imposes on him duties or work conditions materially burdensome to him which are inconsistent with his prior duties and work conditions or (5) because of Mr. Harrison's disability; provided, however, that the Stock Restricted Period ended with respect to 25% of the shares of Restricted Stock on January 1, 1998 and with respect to the remaining 75%, in equal installments on January 1 of each of the years 1999 through 2007. Pursuant to the Harrison Employment Agreement, upon the voluntary or involuntary termination of Mr. Harrison's employment during the Stock Restricted Period for any reason other than a reason listed in clause (iii) of the preceding sentence, all shares of Restricted Stock (with respect to which the Stock Restricted Period has not then ended) will be forfeited and returned to the Company without payment.

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

       At the time of the Merger, the Harrison Employment Agreement replaced and superseded Mr. Harrison's former employment agreement with the Company, dated as of February 1, 1997 (the "Prior Harrison Employment Agreement"). At that time, in consideration and in full satisfaction, and in lieu of the payment of any Bonus (other than as set forth above) or Sale Bonus (as such terms are defined in the Prior Harrison Employment Agreement), the Company paid to Mr. Harrison, immediately after the Merger, $270,000 in cash. The Harrison Employment Agreement also provides that none of the Merger or other transactions and arrangements contemplated by the Merger Agreement, the Stockholders' Agreement, the Voting Agreement and the Harrison Employment Agreement would be or result in or give rise to any change of control or potential change of control under or constitute good reason for Mr. Harrison terminating the Prior Harrison Employment Agreement.

       Stock and Option Agreement with William S. Wilkey. Pursuant to a Stock and Option Agreement, dated as of August 10, 1997, by and between the Company and William S. Wilkey (the "Wilkey Agreement"), Mr. Wilkey contributed to the Company immediately after the Merger $500,000 in cash in exchange for 6.67 shares of Company Common Stock ("New Stock") valued at the New Cost Per Share. Mr. Wilkey made payment to the Company for the New Stock immediately after the Merger and borrowed the funds for such payment from the Company. Such borrowing is evidenced by a personal full recourse note maturing on March 15, 2001, accruing interest at 6.65%, compounded annually, and payable in annual payments of principal and interest equal to one-quarter of any bonus Mr. Wilkey receives from the Company (provided, that the first such payment will be made from any bonus corresponding to the 1998 calendar year), with any portion of the note remaining at maturity payable at maturity. Mr. Wilkey also entered into a related stock pledge agreement with the Company.

       Also pursuant to the Wilkey Agreement, following the Merger, Mr. Wilkey was granted New Options to purchase 11.654 shares of Company Common Stock at $75,000 per share. Such New Options were granted on terms similar to those granted pursuant to the Rittenberg Employment Agreement.

       Additionally, Mr. Wilkey converted, as of the time of the Merger, his Company Stock Options to purchase 100,000 shares of Company Common Stock into Rollover Options to purchase 4.787 shares of Company Common Stock. The Rollover Options have a Rollover Exercise Price equal to $54,545. Mr. Wilkey also received at the time of the Merger a cash bonus equal to $352,082 in connection therewith. The Rollover Options were granted pursuant to the Option Documents and on the same terms as the New Options.

       Mr. Wilkey will not be permitted to sell, assign, transfer, pledge or otherwise encumber any New Options, Rollover Options, shares of New Stock or Option Shares, except as provided in the Stockholders' Agreement and the Option Documents, and the shares of New Stock and Option Shares are subject to the terms of the Stockholders' Agreement.

       The Wilkey Agreement is not intended to, and does not, supersede, amend, modify or replace Mr. Wilkey's employment agreement with the Company, dated as of October 4, 1996 (the "Wilkey Employment Agreement"), which, except for certain provisions thereof relating to option grants under the Prior Stock Plan, which plan was terminated at the time of the Merger (and which provisions therefore are no longer operative), will remain in full force and effect.

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

       Employment Agreement with Gary Kieves. Under the Employment Agreement dated August 6, 1998, by and between the Company and Gary Kieves (the "Kieves Employment Agreement"), Mr. Kieves is employed as Senior Vice President of the Company and President of Anagram for a period of three years at an annual base salary of $250,000. The Kieves Employment Agreement contains provisions for Additional Terms, salary increases during any Additional Terms, discretionary bonus payments, severance and other benefits, and definitions of disability. The Kieves Employment Agreement also provides that upon termination of employment he may not, for a period of three years, be employed by, or associated in any manner with, any business which is in competition with the Company. The Employment Agreement may be terminated by the Company upon the death or permanent disability of Mr. Kieves, or for "cause" or without "cause".

       Mr. Kieves will not be permitted to sell, assign, transfer, pledge or otherwise encumber any New Options, shares of Common Stock, Redeemable Common Stock or Option Shares, except as provided in the Stockholders' Agreement and the Option Documents, and the shares of New Stock and Option Shares are subject to the terms of the Stockholders' Agreement.

       Other Employment Matters. The Company has agreed in the Merger and Acquisition Agreements that, for a period of at least two years from the then effective dates, subject to applicable law, the Company and its subsidiaries will provide benefits to their employees as a group (and not necessarily on an individual-by-individual or group-by-group basis) that will be, in the aggregate, similar to those currently provided by the Company and its subsidiaries to their employees.

AMSCAN HOLDINGS, INC. 1997 STOCK INCENTIVE PLAN

       Following consummation of the Merger, the Company adopted the Amscan Holdings, Inc. 1997 Stock Incentive Plan (the "Stock Incentive Plan") under which the Company may grant incentive awards in the form of shares of Company Common Stock ("Restricted Stock Awards"), options to purchase shares of Company Common Stock ("Company Stock Options") and stock appreciation rights ("Stock Appreciation Rights") to certain directors, officers, employees and consultants ("Participants") of the Company and its affiliates. The total number of shares of

Company Common Stock reserved and available for grant under the Stock Incentive Plan is 135 shares. A committee of the Company's board of directors (the "Committee"), or the board itself in the absence of a Committee, is authorized to make grants and various other decisions under the Stock Incentive Plan. Unless otherwise determined by the Committee, any Participant granted an award under the Stock Incentive Plan must become a party to, and agree to be bound by, the Stockholders' Agreement.

       Company Stock Option awards under the Stock Incentive Plan may include incentive stock options, nonqualified stock options, or both types of Company Stock Options, in each case with or without Stock Appreciation Rights. Company Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Committee, have a term of ten years. Upon a Participant's death or when the Participant's employment with the Company or the applicable affiliate of the Company is terminated for any reason, such Participant's previously unvested Company Stock Options are forfeited and the Participant or his or her legal representative may, within three months (if termination of employment is for any reason other than death) or one year (in the case of the Participant's death), exercise any previously vested Company Stock Options. Stock Appreciation Rights may be granted in conjunction with all or part of any Company Stock Option award, and are exercisable, subject to certain limitations, only in connection with the exercise of the related Company Stock Option. Upon termination or exercise of the related Company Stock Option, Stock Appreciation Rights terminate and are no longer exercisable. Stock Appreciation Rights are transferable only with the related Company Stock Options.

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

STOCK PERFORMANCE GRAPH

       The Company's Common Stock has not traded publicly since December 19, 1997. For this reason a graph indicating the relative performance of the Company Common Stock price to other standard measures has not been included since it would provide no meaningful information.

COMPENSATION COMMITTEE POLICIES

       During 1998, with the exception of compensation paid to Garry Kieves, compensation of executive officers of the Company was paid according to the terms of existing employment agreements and, accordingly, the Compensation Committee did not make any decisions in 1998 in connection with compensation paid to the Chief Executive Officer and other executive officers of the Company named in the Summary Compensation Table. The compensation paid to Garry Kieves was based on the terms of an employment agreement negotiated in conjunction with the acquisition of Anagram on September 17, 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       John A. Svenningsen served as a member of the Compensation Committee from the creation of the Compensation Committee in February 1997 until his death on May 28, 1997. Mr. Svenningsen served as Chairman of the Board and Chief Executive Officer. John Tugwell served as a member of the Compensation Committee from the creation of the Compensation Committee in February 1997 to December 19, 1997. For a description of certain relationships and related transactions between the Company and Mr. Svenningsen and the Company and Mr. Tugwell, see
Item 13 "Certain Relationships and Related Transactions".

       To the knowledge of the Company, no relationship of the type described in
Item 402(j)(3) of Regulation S-K existed during 1998 with respect to the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company Common Stock, to file reports of ownership and changes in ownership of the Company's securities with the Commission. Officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, and written representations from certain reporting persons that no Forms 5 were required, the Company believes that during 1998, all filing requirements under Section 16(a) applicable to its officers, directors and ten percent beneficial owners were complied with in a timely manner.

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

                                                    SHARES OF COMPANY               PERCENTAGE
                                                       COMMON STOCK                  OF CLASS
NAME OF BENEFICIAL OWNER                            BENEFICIALLY OWNED            OUTSTANDING(A)
------------------------                            ------------------            --------------
Gerald C. Rittenberg...........................           60.0                         5.3%
James M. Harrison..............................           15.0                         1.3
William S. Wilkey..............................            6.7                         *
Garry Kieves, Garry Kieves Retained
Annuity Trust and Garry Kieves
Irrevocable Trust, in aggregate................          120.0                        10.6
Terence M. O'Toole(b)..........................           --                           --
Sanjeev K. Mehra(c)............................           --                           --
Joseph P. DiSabato(d)..........................           --                           --

Estate of John A. Svenningsen..................          100.0                         8.8
  c/o Kurzman & Eisenberg LLP
  One North Broadway, Suite 1004
  White Plains, New York 10601

GS Capital Partners II, L.P(e).................          825.0                        72.9
  and other GSCP funds
  85 Broad Street
  New York, New York 10004

All directors and executive officers
  as a group (7 persons).......................          201.7                        17.8

(a) The amounts and percentage of Company Common Stock beneficially owned are reported on the basis of regulations of the Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he has no economic interest. The percentage of Company Common Stock outstanding is based on the 1,132.41 shares of Company Common Stock outstanding as of the date hereof.

(b) Mr. O'Toole, who is a Managing Director of Goldman Sachs, disclaims beneficial ownership of the shares of Company Common Stock that are owned by GSCP and its affiliates, except to the extent of his pecuniary interest therein.

(c) Mr. Mehra, who is a Managing Director of Goldman Sachs, disclaims beneficial ownership of the shares of Company Common Stock that are owned by GSCP and its affiliates, except to the extent of his pecuniary interest therein.

(d) Mr. DiSabato, who is a Vice President of Goldman Sachs, disclaims beneficial ownership of the shares of Company Common Stock that are owned by GSCP and its affiliates.

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

*      Less than 1%

  STOCKHOLDERS' AGREEMENT

       As of December 19, 1997, the Company entered into the Stockholders' Agreement with GSCP and the Estate and certain employees of the Company listed as parties thereto (including the Estate, the "Non-GSCP Investors"). The following discussion summarizes the terms of the Stockholders' Agreement which the Company believes are material to an investor in the debt or equity securities of the Company. This summary is qualified in its entirety by reference to the full text of the Stockholders' Agreement, a copy of which is filed with the Commission, and which is incorporated herein by reference. The Stockholders' Agreement provides, among other things, for (i) the right of the Non-GSCP Investors to participate in, and the right of GSCP to require the Non-GSCP Investors to participate in, certain sales of Company Common Stock by GSCP, (ii) prior to an initial public offering of the stock of the Company (as defined in the Stockholders' Agreement), certain rights of the Company to purchase, and certain rights of the Non-GSCP Investors (other than the Estate) to require the Company to purchase (except in the case of termination of employment by such Non-GSCP Investors) all, but not less than all, of the shares of Company Common Stock owned by a Non-GSCP Investor (other than the Estate) upon the termination of employment or death of such Non-GSCP Investor, at prices determined in accordance with the Stockholders' Agreement and (iii) certain additional restrictions on the rights of the Non-GSCP Investors to transfer shares of Company Common Stock. The Stockholders' Agreement also contains certain provisions granting GSCP and the Non-GSCP Investors certain rights in connection with registrations of Company Common Stock in certain offerings and provides for indemnification and certain other rights, restrictions and obligations in connection with such registrations. The Stockholders' Agreement will terminate (i) with respect to the rights and obligations of and restrictions on GSCP and the Non-GSCP Investors in connection with certain restrictions on the transfer of shares of Company Common Stock, when GSCP and its affiliates no longer hold at least 40% of the outstanding shares of Company Common Stock, on a fully diluted basis; provided that the Stockholders' Agreement will terminate in such respect in any event if the Company enters into certain transactions resulting in GSCP, its affiliates, the Non-GSCP Investors, and each of their respective permitted transferees, owning less than a majority of the outstanding voting power of the entity surviving such transaction; and
(ii) with respect to the registration of Company Common Stock in certain offerings, with certain exceptions, on the earlier of (1) the date on which there are no longer any registrable securities outstanding (as determined under the Stockholders' Agreement) and (2) the twentieth anniversary of the Stockholders' Agreement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       During 1998, the Company leased a warehouse in Temecula, California from the Estate. Rent payments related to this warehouse were $350,000 for the year ended December 31, 1998. The lease requires future rent payments of $350,000 per year through December 31, 2000.

       The Company believes these rent payments are at least as favorable to the Company as the terms which would have been available for leases negotiated with unaffiliated persons at the inception of the lease.

       The Company is obligated to obtain interest rate protection, pursuant to interest rate swaps, caps or other similar arrangements satisfactory to GS Credit Partners, with respect to a notional amount of not less than half of the aggregate amount outstanding under the Term Loan, which protection must remain in effect for not less than three years from the date of the borrowing. The Company entered into a three year interest rate swap contract dated September 30, 1998 for a notional amount of $35,000,000 with Goldman Sachs Capital Markets, L.P. ("GSCM") at an interest rate of 4.808% plus a spread based on certain defined ratios (7.18% at December 31, 1998). Net settlements received from GSCM under the swap contract for the year ended December 31, 1998 was $44,000.

       Under the Merger Agreement, the Company has agreed to indemnify for six years after the Merger all former directors, officers, employees and agents of the Company, to the fullest extent currently provided in the Company's Certificate of Incorporation and By-laws consistent with applicable law, for acts or omissions occurring prior to the Merger to the extent such acts or omissions are uninsured and will, subject to certain limitations, maintain for six years its prior directors' and officers' liability insurance.

       Goldman Sachs and its affiliates have certain interests in the Company. Messrs. O'Toole and Mehra are Managing Directors of Goldman Sachs, Mr. DiSabato is Vice President of Goldman Sachs and each of them is a director of the Company. GSCP currently owns approximately 72.9% of the outstanding shares of Company Common Stock. Accordingly, the general and managing partners of each of the GSCP Fund Partners (as defined herein), which are affiliates of Goldman Sachs and The Goldman Sachs Group, will each be deemed to be an "affiliate" of GSCP and the Company. See "Ownership of Capital Stock". In 1998, Goldman Sachs received a fee of approximately $400,000 relating to the amendment of the Company's credit agreements in connection with the Acquisition. Pursuant to the Stockholder's Agreement, Goldman Sachs has the exclusive right (if it so elects) to perform certain investment banking and similar services for the Company on customary terms. Goldman Sachs may from time to time receive customary fees for services rendered to the Company.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) Documents filed as part of this report:
              1. and 2.  Financial Statements and Schedule.

                  See Index to Financial Statements and Schedule which appears on page F-1 herein.

              3. Exhibits


   Exhibit
   Number                            Description
   --------                          -----------

     2(a) Share Exchange Agreement dated as of December 18, 1996, among the Registrant, John A. Svenningsen, Gerald C. Rittenberg and the following trusts each created by agreement dated as of October 29, 1996: Christina Svenningsen Trust, Jon Svenningsen Trust, Elisabeth Svenningsen Trust, Melissa Svenningsen Trust, Emily Svenningsen Trust and Sara Svenningsen Trust (incorporated by reference to Exhibit 2(a) to the Registrant's 1996 Annual Report on Form 10-K (Commission File No. 000-21827))

     2(b) Capital Contribution Agreement by and between the Company and Messrs. Allan J. Kaufman, Arthur J. Kaufman and Michael
                     F. Hodges, dated October 9, 1996, as supplemented (incorporated by reference to Exhibit 2(b) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

     2(c) Agreement and Plan Merger, by and among Amscan Holdings, Inc. and Confetti Acquisition, Inc., dated as of August 10, 1997 (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

     2.1 Stock Purchase Agreement, dated as of August 6, 1998, by and among Amscan Holdings, Inc. and certain stockholders of Anagram International, Inc. and certain related companies (incorporated by reference to Exhibit 2.1 to Current Report on Forms 8-K dated August 6, 1998)

     3(a) Certificate of Incorporation of Amscan Holdings, Inc., dated October 3, 1996, (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

     3(b) By-Laws of Amscan Holdings, Inc. (incorporated by reference to Exhibit 3(b) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

     3(c) Amended By-Laws of Amscan Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

     3.1 Certificate of Incorporation Amended Articles of Incorporation of Anagram International, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated September 17, 1998)

     3.2 By-laws of Anagram International, Inc. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated September 17, 1998)

     3.3 Articles of Incorporation of Anagram International Holdings, Inc. incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K dated September 17, 1998)

     3.4             By-laws of Anagram International Holdings, Inc.
                     (incorporated by reference to Exhibit 3.4 to Current Report on Form 8 - K dated September 17, 1998)

     3.5 Articles of Organization of Anagram International, LLC (incorporated by reference to Exhibit 3.5 to Current Report on Form 8 - K dated September 17, 1998)

     3.6 Operating Agreement of Anagram International, LLC (incorporated by reference to Exhibit 3.6 to Current Report on Form 8 - K dated September 17, 1998)

     3.7 Certificate of Formation of Anagram Eden Prairie Property Holdings LLC (incorporated by reference to Exhibit 3.7 to Current Report on Form 8-K dated September 17, 1998)

     4(a) Credit Agreement among Amscan Inc., Kookaburra USA Ltd., Deco Paper Products, Inc., Trisar, Inc., the banks signatory thereto and The Chase Manhattan Bank N.A., dated as of September 20, 1995 (incorporated by reference to Exhibit 4(a) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

     4(b) Amendment No. 1 to Credit Agreement among Amscan Holdings, Inc., Amscan Inc., Trisar Inc., the banks signatory thereto and The Chase Manhattan Bank, dated as of November 14, 1996 (incorporated by reference to Exhibit 4(b) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

     4(c) Amendment No. 2 to Credit Agreement among Amscan Holdings, Inc., Amscan Inc., Trisar Inc., the banks signatory thereto and The Chase Manhattan Bank, dated as of December 11, 1996 (incorporated by reference to Exhibit 4(c) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

     4(d) Indenture, dated as of December 19, 1997, by and among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company with respect to the Senior Subordinated Notes (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457)

     4.1 Warrant Agreement, dated as of August 6, 1998, by and between Amscan Holdings, Inc. and Garry Kieves Retained Annuity Trust (incorporated by reference to Exhibit 4.1 to Current Report on Form 8 - K dated August 6, 1998)

                     Supplemental Indenture, dated as of September 17, 1998, by and among Anagram International, Inc., Anagram International Holdings, Inc., Anagram International, LLC, Anagram Eden Prairie Property Holdings LLC and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated September 17, 1998)

     4.2 Senior Subordinated Guarantee, dated as of September 17, 1998, by Anagram International, Inc., Anagram International Holdings, Inc., Anagram International, LLC, and Anagram Eden Prairie Property Holdings (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated September 17, 1998)

     4.3 Amended and Restated Revolving Loan Credit Agreement, dated as of September 17, 1998, by and among the Registrant, the financial institutions parties thereto, Goldman, Sachs Credit Partners L.P., as arranger and syndication agent, and Fleet National Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 17, 1998)

     4.4 Amended and Restated AXEL Credit Agreement, dated as of September 17, 1998, by and among the Registrant, the financial institutions parties thereto, Goldman, Sachs Credit Partners L.P., as arranger and syndication agent, and Fleet National Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated September 17, 1998)

    10(a)            Employment Agreement by and between Amscan Holdings, Inc.
                     and John A. Svenningsen, dated November 1, 1996 (incorporated by reference to Amendment No. 1 to Exhibit 10(a) to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

    10(b)            Employment Agreement by and between the Company and Gerald
                     C. Rittenberg, dated October 9, 1996 (incorporated by reference to Exhibit 10(b) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

    10(c)            Stock Agreement among Gerald C. Rittenberg, John A.
                     Svenningsen and Amscan Inc., dated October 9, 1996 (incorporated by reference to Exhibit 10(c) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

    10(d) Employment Agreement by and between Amscan Inc. or the Company and William Wilkey, dated as of October 4, 1996 (incorporated by reference to Exhibit 10(e) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

    10(e) Employment Agreement between Amscan Holdings, Inc. and James M. Harrison, dated as of February 1, 1997 (incorporated by reference to Exhibit 10(e) to the Registrant's 1996 Annual Report on Form 10-K (Commission File No. 000-21827))

    10(f) Lease between ACP East LLC and Amscan Inc. dated as of December 1, 1995, as amended (incorporated by reference to Exhibit 10(i) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

    10(g) Lease between John Anders Svenningsen and Amscan Inc., dated March 1, 1995, as modified and amended (incorporated by reference to Exhibit 10(j) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

    10(h) Lease between John Anders Svenningsen and Amscan Inc., dated November 9, 1995, as amended (incorporated by reference to Exhibit 10(k) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

    10(i)            Tax Indemnification Agreement between Amscan Holdings, Inc.
                     and John A. Svenningsen, dated as of December 18, 1996 (incorporated by reference to

                     Exhibit 10(j) to the Registrant's 1996 Annual Report on Form 10-K (Commission File No. 000-21827))

    10(j)            Tax Indemnification Agreement between Amscan Holdings, Inc.
                     Christine Svenningsen and the Estate of John A. Svenningsen, dated as of August 10, 1997 (incorporated by reference to Exhibit 10.17 to the Registrant's Registration on Form S-4 (Registration No. 333-40235))

    10(k) The MetLife Capital Corporation Master Lease Purchase Agreement between MetLife Capital Corporation and Amscan Inc., Deco Paper Products, Inc., Kookaburra USA Ltd., and Trisar, Inc., dated November 21, 1991, as amended (incorporated by reference to Exhibit 10(n) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

    10(l) Form of Indemnification Agreement between the Company and each of the directors of the Company (incorporated by reference to Exhibit 10(o) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

    10(m) Exchange and Registration Agreement, dated as of December 19, 1997, by and among the Company and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

    10(n) Revolving Loan Credit Agreement, dated as of December 19, 1997, among the Company, Goldman, Sachs Credit Partners L.P., as Arranger and Syndication Agent, Fleet National Bank as Administrative Agent and the respective lenders signatory thereto (incorporated by reference to Exhibit
                     10.2 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

    10(o) AXEL Credit Agreement, dated as of December 19, 1997, among the Company, Goldman, Sachs Credit Partners L.P., as Arranger and Syndication Agent, Fleet National Bank as Administrative Agent and the respective lenders signatory thereto (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

    10(p) Stockholders' Agreement, dated as of December 19, 1997, by and among the Company and the Stockholders thereto (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

    10(q) Employment Agreement, dated as of August 10, 1997, by and among the Company and Gerald C. Rittenberg (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

    10(r) Employment Agreement, dated as of August 10, 1997, by and among the Company and James M. Harrison (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

    10(s) Amscan Holdings, Inc. 1997 Stock Incentive Plan (contained in Exhibit 10(d) (incorporated by reference to Exhibit 10.7 Registrant's Registration Statement on Form S-4 (Registration No. 333-45457)

    10.1 Amendment No. 1 to the Stockholders' Agreement, dated as of August 6, 1998 by and among Amscan Holdings, Inc. and certain stockholders of Amscan Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8 - K dated August 6, 1998)

    10.2 Employment Agreement, dated as of August 6, 1998 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8 - K dated August 6, 1998)

    12(a) Statement re: computation of ratio of earnings to fixed charges

    21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

    23.1             Consent of Ernst & Young LLP.

    23.2             Consent of KPMG LLP.

    27               Financial Data Schedule

    99.1 Joint Press Release, dated as of August 6, 1998 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8 - K dated August 6, 1998)



(b) Reports on Form 8-K.

         During the fourth quarter of 1998, the Company filed a Current Report on Form 8-K/A dated December 1, 1998 (File No. 000-21827) providing pro forma financial information and historical financial statements relating to the acquisition of Anagram.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMSCAN HOLDINGS, INC.

                              By: /s/ James M. Harrison
                                  ---------------------------

Date:  March 31, 1999

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

             Signature                                Title                                  Date
             ---------                                -----                                  ----
/s/ Terence M. O'Toole                    Chairman of the Board of Directors          March 31, 1999
----------------------
Terence M. O'Toole

/s/ Sanjeev K. Mehra                      Director                                    March 31, 1999
--------------------
Sanjeev K. Mehra

/s/ Joseph P. DiSabato                    Director                                    March 31, 1999
----------------------
Joseph P. DiSabato

/s/ Gerald C. Rittenberg                  Chief Executive Officer and                 March 31, 1999
------------------------                  Director
Gerald C. Rittenberg

                                          President, Chief Financial Officer,
/s/ James M. Harrison                     Treasurer and Director                      March 31, 1999
James M. Harrison                         (principal financial officer)


/s/ Michael A. Correale                   Controller                                  March 31, 1999
-----------------------                   (principal accounting officer)
Michael A. Correale

                                    FORM 10-K
                           ITEM 8, ITEM 14(A) 1 AND 2


                              AMSCAN HOLDINGS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                          YEAR ENDED DECEMBER 31, 1998



Consolidated Financial Statements as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998:

                                                                          Page

    Reports of Independent Auditors.....................................   F-2

    Consolidated Balance Sheets  .......................................   F-4

    Consolidated Statements of Operations ..............................   F-5

    Consolidated Statements of Stockholders' (Deficit) Equity ..........   F-6

    Consolidated Statements of Cash Flows ..............................   F-7

    Notes to Consolidated Financial Statements .........................   F-9

Financial Statement Schedule for the three years ended December 31, 1998:

    Schedule II - Valuation and Qualifying Accounts  ....................  F-36



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefor have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Amscan Holdings, Inc.


We have audited the accompanying consolidated balance sheet of Amscan Holdings, Inc. as of December 31, 1998, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the year then ended. Our audit also included the financial statement schedule as of and for the year ended December 31, 1998 as listed in the accompanying index to the financial statements (Item 14(a)). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amscan Holdings, Inc. at December 31, 1998, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as of and for the year ended December 31, 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                          /s/ ERNST & YOUNG LLP


Stamford, Connecticut
March 19, 1999

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Amscan Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Amscan Holdings, Inc. and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for each of the years in the two-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the information in the financial statement schedule as listed in the accompanying index as of December 31, 1997 and for each of the years in the two-year period ended December 31, 1997. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amscan Holdings, Inc. and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, as of and for the periods described above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP



Stamford, Connecticut
February 13, 1998

                              AMSCAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                            DECEMBER 31,
                                                                                   ----------------------------
                                                                                         1998             1997
                                                                                    ---------        ---------
                      ASSETS
Current assets:
   Cash and cash equivalents ................................................       $   1,117        $ 111,539
   Accounts receivable, net of allowances of $6,875 and $5,693,
         respectively .......................................................          49,339           44,838
   Inventories ..............................................................          54,691           51,742
   Prepaid and other current assets .........................................           9,113            8,073
                                                                                    ---------        ---------
         Total current assets ...............................................         114,260          216,192
Property, plant and equipment, net ..........................................          59,260           38,860
Intangible assets, net ......................................................          66,500            7,762
Other assets, net ...........................................................           8,832            6,462
                                                                                    ---------        ---------
         Total assets .......................................................       $ 248,852        $ 269,276
                                                                                    =========        =========

         LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Loans and notes payable ..................................................       $   9,628        $     424
   Due to stockholders ......................................................              88           93,243
   Accounts payable .........................................................          11,494           12,152
   Accrued expenses .........................................................          17,432           10,502
   Income taxes payable .....................................................             593              167
   Current portion of long-term obligations .................................           3,549            2,911
                                                                                    ---------        ---------
         Total current liabilities ..........................................          42,784          119,399
Long-term obligations, excluding current portion ............................         270,127          234,422
Deferred income tax liabilities .............................................           8,128            6,893
Other .......................................................................           3,553            3,781
                                                                                    ---------        ---------
         Total liabilities ..................................................         324,592          364,495

Redeemable Common Stock .....................................................          19,547

Stockholders' deficit:
   Common Stock .............................................................            --               --
   Additional paid-in capital ...............................................             225             --
   Unamortized restricted Common Stock award, net ...........................            (575)            (835)
   Notes receivable from officers ...........................................            (718)            (750)
   Deficit ..................................................................         (92,969)         (92,912)
   Accumulated other comprehensive loss .....................................          (1,250)            (722)
                                                                                    ---------        ---------
         Total stockholders' deficit ........................................         (95,287)         (95,219)
                                                                                    ---------        ---------

         Total liabilities, Redeemable Common Stock and stockholders' deficit       $ 248,852        $ 269,276
                                                                                    =========        =========

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                               -------------------------------------------
                                                                  1998             1997             1996
                                                               ---------        ---------        ---------
Net sales ..............................................       $ 235,294        $ 209,931        $ 192,705
Cost of sales ..........................................         150,456          136,571          123,913
                                                               ---------        ---------        ---------
           Gross profit ................................          84,838           73,360           68,792

Operating expenses:
   Selling expenses ....................................          17,049           13,726           11,838
   General and administrative expenses .................          23,471           20,772           19,266
   Art and development costs ...........................           7,470            5,282            5,173
   Restructuring charges ...............................           2,400
   Non-recurring charges in connection with the Merger .                           22,083
   Non-recurring compensation in connection with the IPO
                                                                                                    15,535
   Special bonuses .....................................                                .            4,222
                                                               ---------        ---------        ---------
           Total operating expenses ....................          50,390           61,863           56,034
                                                               ---------        ---------        ---------
           Income from operations ......................          34,448           11,497           12,758

Interest expense, net ..................................          22,965            3,892            6,691
Other (income) expense, net ............................            (121)             (71)             335
                                                               ---------        ---------        ---------
Income before income taxes and minority interests ......          11,604            7,676            5,732

Income tax expense .....................................           4,816            7,665            1,952
Minority interests .....................................              79              193            1,653
                                                               ---------        ---------        ---------
           Net income (loss) ...........................       $   6,709        $    (182)       $   2,127
                                                               =========        =========        =========
Pro forma data (unaudited) (Note 12 ):
   Income before income taxes ..........................                                         $   4,079
   Pro forma income tax expense ........................                                             1,827
                                                                                                 ---------
        Pro forma net income ...........................                                         $   2,252
                                                                                                 =========

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                          UNAMORTIZED
                                                          RESTRICTED       NOTES                ACCUMULATED
                                              ADDITIONAL   COMMON       RECEIVABLE  RETAINED     OTHER
                                     COMMON    PAID-IN    STOCK AWARD,    FROM     EARNINGS     COMPREHENSIVE   TREASURY
                                     STOCK     CAPITAL       NET        OFFICERS    (DEFICIT)     LOSS          STOCK        TOTAL
                                     -----     -------       ---        --------    ---------     ----          -----        -----
Balance at December 31, 1995      $   393    $   9,090                            $  18,462    $    (653)     $   (87)    $  27,205
   Net income ..................                                                      2,127                                   2,127
   Net change in cumulative
      translation adjustment                                                                         281                        281
                                                                                                              ------      ---------
         Comprehensive income ..                                                                                              2,408

   Net adjustment for exchange
      of shares issued in the
      Organization .............    1,123       (1,210)                                                            87          --
   Subchapter S distributions
      and other ................                (7,583)                             (15,841)                                (23,424)
   Net proceeds from IPO .......      400       42,940                                                                       43,340
   Shares issued to officer ....       66        7,854                                                                        7,920
   Shares issued for acquisition       63        7,437                                                                        7,500
   Contribution to ESOP and
      stock bonuses ............       25        2,975                                                                        3,000
                                  -------    ---------   ---------   -------      ---------    ---------      ------      ---------
Balance at December 31, 1996 ...    2,070       61,503        --        --            4,748         (372)        --          67,949
   Net loss ....................                                                       (182)                                   (182)
   Net change in cumulative
      translation adjustment ...                                                                    (350)                      (350)
                                                                                                                          ---------
         Comprehensive loss ....                                                                                               (532)
   Net proceeds from sale of
      Common Stock .............       42        4,482                                                                        4,524
   Purchase of treasury stock ..                                                                                 (290)         (290)
   Capital contribution ........                 7,500                                                                        7,500
   Distribution to the Estate ..                                                       (619)                                   (619)
   Issuance of Common Stock
      in the Merger, net .......                63,750   $  (1,125)  $  (750)                                                61,875
   Repurchase of Common Stock
      in the Merger ............   (2,112)    (137,235)                             (96,859)                      290      (235,916)
   Amortization of restricted
      Common Stock award .......                               290                                                              290
                                  -------    ---------   ---------   -------      ---------    ---------      ------      ---------
Balance at December 31, 1997         --           --          (835)     (750)       (92,912)        (722)        --         (95,219)
   Net income ..................                                                      6,709                                   6,709
   Net change in cumulative
      translation adjustment ...                                                                    (528)                      (528)
                                                                                                                          ---------

         Comprehensive income ..                                                                                              6,181
   Reclassification of Common
      Stock to Redeemable ......
         Common Stock ..........                                                     (4,781)                                 (4,781)
   Issuance of 10 shares of
      Common Stock warrants ....                   225                                                                          225
   Accretion in Redeemable .....
      Common Stock .............                                                     (1,985)                                 (1,985)
   Amortization of restricted ..
      Common Stock award .......                               260                                                              260
   Payments received on notes
      receivable from officers
         and other .............                                          32                                                     32

                                  -------    ---------   ---------   -------      ---------    ---------      ------      ---------
Balance at December 31, 1998 ...  $  --      $     225   $    (575)  $  (718)     $ (92,969)   $  (1,250)     $  --       $ (95,287)
                                  =======    =========   =========   =======      =========    =========      ======      =========

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                                ---------------------------------------
                                                                                   1998           1997         1996
                                                                                ---------      ---------      ---------
Cash flows from operating activities:
   Net income (loss) ......................................................     $   6,709      $    (182)     $   2,127
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization ........................................         8,501          6,245          5,137
     Amortization of deferred financing costs .............................           748             13
     (Gain) loss on disposal of property and equipment ....................           (22)           (31)           660
     Provision for doubtful accounts ......................................         3,336          3,775          2,350
     Restructuring charges ................................................         2,400
     Amortization of Restricted Common Stock award ........................           260            290
     Deferred income tax provision ........................................         2,441          1,565            748
     Stock compensation expenses in connection with the IPO ...............                                      10,920
     Changes in operating assets and liabilities, net of acquisitions:
       Increase in accounts receivable ....................................        (1,124)       (15,869)        (7,848)
       Decrease (increase) in inventories .................................         6,853         (5,871)          (680)
       Decrease (increase) in prepaid and other current assets
            and other, net ................................................         2,078          6,276         (3,796)
       (Increase) decrease in other assets, net ...........................          (490)         2,863            683
       (Decrease) increase in accounts payable, accrued expenses
          and income taxes payable ........................................        (8,928)         5,095          1,972
                                                                                ---------      ---------      ---------
           Net cash provided by operating activities ......................        22,762          4,169         12,273
Cash flows from investing activities:
   Cash paid for acquisitions .............................................       (78,382)
   Capital expenditures ...................................................        (7,514)       (10,237)        (7,613)
   Proceeds from disposal of property, plant  and equipment ...............         2,769            140
                                                                                ---------      ---------      ---------
Net cash used in investing activities .....................................       (83,127)       (10,097)        (7,613)
Cash flows from financing activities:
   Net proceeds from sale of  Capital Stock ...............................           181          4,524         43,340
   Capital contributions ..................................................                        7,500
   Issuance of Common Stock in connection with the Merger .................                       61,875
   Payments to acquire treasury stock .....................................                         (290)
   Payments to acquire Common Stock in the Merger .........................       (93,155)      (142,673)
   Proceeds from loans, notes payable and long-term obligations net of debt issuance costs of $964 and $5,500 in 1998 and
      1997, respectively ..................................................        59,064        237,062          3,273
   Repayment of loans, notes payable and long-term obligations ............       (15,917)       (51,811)       (11,968)
   Repayment of indebtedness to Principal Stockholder .....................                         (182)       (17,179)
   Subchapter S distributions and other ...................................            65                       (23,424)
                                                                                 ---------      ---------      ---------
           Net cash (used in) provided by financing activities ............       (49,762)       116,005         (5,958)
   Effect of exchange rate changes on cash ................................          (295)          (127)           395
                                                                                ---------      ---------      ---------
           Net (decrease) increase in cash and cash equivalents ...........      (110,422)       109,950           (903)
Cash and cash equivalents at beginning of year ............................       111,539          1,589          2,492
                                                                                ---------      ---------      ---------
Cash and cash equivalents at end of year ..................................     $   1,117      $ 111,539      $   1,589
                                                                                =========      =========      =========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
           Interest .......................................................     $  23,174      $   3,598      $   7,826
           Taxes ..........................................................     $   2,558      $   6,604      $   1,085

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

Supplemental information on noncash activities (dollars in thousands):

In connection with the acquisition of Anagram International, Inc. and certain related companies in 1998, the Company issued 120 shares of Redeemable Common Stock (see Note 13) valued at $12,600 and issued warrants to purchase 10 shares of the Company's Common Stock for $125 per share valued at $225 to the former owner of Anagram International, Inc.

Cash consideration due to stockholders as a result of the Merger totaled $235,916 of which $88 and $93,243 was payable at December 31, 1998 and 1997, respectively.

In conjunction with the Merger in 1997, 15 shares of Common Stock aggregating $1,125 were issued to an officer and are subject to future vesting provisions. In addition, subsequent to the Merger, 10 shares of Common Stock were issued to certain officers of the Company in exchange for notes aggregating $750.

Capital lease obligations of $200, $59 and $3,395 were incurred in 1998, 1997 and 1996, respectively.

In conjunction with the IPO in 1996, the Principal Stockholder (see Note 1) and certain affiliates of the Principal Stockholder exchanged shares in Amscan Inc. and certain affiliated entities for 15,024,616 and 138,461 shares of Company Common Stock, respectively.

In conjunction with the IPO in 1996, the Company entered into an agreement to purchase an additional 50% of Am-Source, Inc. The Am-Source, Inc. stockholders exchanged all of their outstanding capital stock for 624,999 shares of the Company's Common Stock valued at $7,500.

In conjunction with the IPO in 1996, the Company incurred stock compensation expense of $7,920 for the issuance of Common Stock to an officer and $3,000 for the establishment of the ESOP for the benefit of the Company's domestic employees and the payment of Common Stock bonuses to certain of such employees.

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Initial Public Offering

         Amscan Holdings, Inc. ("Amscan Holdings" and, together with its subsidiaries, "AHI" or the "Company") was incorporated on October 3, 1996 for the purpose of becoming the holding company for Amscan Inc. and certain affiliated entities in connection with an initial public offering of Common Stock ("IPO") involving the sale of 4,000,000 shares of its Common Stock at $12.00 per share. The IPO was completed on December 18, 1996 pursuant to which John A. Svenningsen (the "Principal Stockholder") and certain affiliates of the Principal Stockholder exchanged shares in Amscan Inc. and certain affiliated entities for 15,024,616 and 138,461 shares, respectively, in Amscan Holdings (the "Organization") and, in the case of the Principal Stockholder, $133,000 in cash. On January 8, 1997, an additional 422,400 shares of Common Stock were sold at $12.00 per share to cover the over-allotments as provided for in the underwriting agreements between the Company and the underwriters associated with the IPO.

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

         On December 19, 1997, the Merger was consummated pursuant to the Merger Agreement. At the time of the Merger, each share of the Common Stock, par value $0.10 per share, of the Company (the "Company Common Stock") issued and outstanding immediately prior to the Merger (other than shares of Company Common Stock owned, directly or indirectly, by the Company or by Confetti) was converted, at the election of each of the Company's stockholders, into the right to receive from the Company either (a) $16.50 in cash or (b) $9.33 in cash plus a retained interest in the Company equal to one share of Company Common Stock for every 150,000 shares held by such stockholder, with fractional shares of Company Common Stock paid in cash. The Estate of John A. Svenningsen (the "Estate"), which owned approximately 71.2% of the outstanding Company Common Stock immediately prior to the Merger, elected to retain almost 10% of the outstanding shares of Company Common Stock. No stockholder other than the Estate elected to retain shares. Also pursuant to the Merger Agreement, at the time of the Merger, each outstanding share of Common Stock, par value $0.10 per share, of Confetti ("Confetti Common Stock") was converted into an equal number of shares of Company Common Stock as the surviving corporation in the Merger. Pursuant to certain employment arrangements, certain employees of the Company purchased an aggregate of 10 shares of Company Common Stock following the Merger (see Note 13). Accordingly, in the Merger, the 825 shares of Confetti Common Stock owned by GSCP immediately prior to the Merger were converted into 825 shares of Company Common Stock, representing approximately 81.7% of the 1,010 issued and outstanding shares of the Company immediately following the Merger.

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998

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

         Amscan Holdings and its subsidiaries design, manufacture, contract for manufacture and distribute party and novelty goods principally in North America, South America, Europe, Asia and Australia.

Basis of Presentation

         The consolidated financial statements include the accounts of Amscan Holdings and its subsidiaries. In connection with the IPO, there was a transfer of ownership between the former stockholders of Amscan Inc. and certain of its affiliates and Amscan Holdings whereby Amscan Holdings became the holding company for the business conducted by Amscan Inc. and certain of its affiliates. Such transfer of ownership was accounted for in a manner similar to a pooling of interests and resulted in certain of its affiliates being taxed as Subchapter C corporations under federal and certain state income tax requirements. All material intercompany balances and transactions have been eliminated in consolidation. For periods prior to December 18, 1996, financial statements are presented on a combined basis.

Acquisitions

         On September 17, 1998, the Company completed the acquisition (the "Acquisition") of all the capital stock of Anagram International, Inc., a Minneapolis-based metallic balloon manufacturer and distributor, and certain related companies (collectively, "Anagram"), pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") dated August 6, 1998, in a transaction valued at approximately $87,225,000, plus certain other related costs.

         The Company financed the Acquisition with $40,000,000 of senior term debt, $20,000,000 of additional revolving credit borrowings, cash on hand, the issuance of 120 shares of the Company's Redeemable Common Stock (see Note 13) valued at $12,600,000 and the issuance of 10 warrants to purchase shares of the Company's Common Stock at $125,000 per share valued at $225,000.

         The Acquisition was accounted for under the purchase method of accounting, and, accordingly, the operating results of Anagram have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired (principally goodwill) approximated $58,858,000 and is being amortized on a straight-line basis over a range of 3 to 25 years.

         The following summarized unaudited pro forma financial information assumes the Acquisition had occurred on January 1 of each period presented (dollars in thousands):

                               YEARS ENDED DECEMBER 31,
                               ------------------------
                                 1998          1997
                                 ----          ----
          Net sales ......    $278,754          $272,729

          Net income .....    $  4,843          $     56

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998

         The unaudited pro forma consolidated financial information does not purport to be indicative of actual results that would have been achieved had the Acquisition been consummated on the dates or for the periods indicated or results of operations as of any future date or for any future period.

         In May 1998, the Company acquired the remaining 25% interest in its U.K. based subsidiary, Amscan Holdings Limited, for approximately $1,703,000. In conjunction with the acquisition, the Company issued a non-interest bearing note to the former shareholder in the amount of 350,000 pounds sterling (approximately $589,000) which is payable over five years. The acquisition has been accounted for as a purchase and the excess purchase price over the fair value of the net assets acquired of $957,000 is being amortized on a straight line basis over thirty years.

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

         In conjunction with the IPO in 1996, the Company entered into an agreement to acquire the remaining 50% interest of Am-Source, Inc. The stockholders of Am-Source, Inc. exchanged all of their outstanding capital stock for 624,999 shares of the Company's stock valued at $7,500,000. The acquisition has been accounted for as a purchase and the excess purchase price over the fair value of the net assets acquired of $7,443,000 is being amortized on a straight-line basis over thirty years.

         The results of operations for the acquisitions of the additional 25% interest in Amscan Holdings Limited, Ya Otta and the remaining 50% balance of Am-Source, Inc. are included in the accompanying financial statements from their respective dates of acquisition or transfer. The pro forma results of operations for the aforementioned acquisitions for the periods presented, had the acquisitions occurred at the beginning of the immediately preceding prior year from the respective dates of acquisition are not significant, and, accordingly, pro forma information has not been provided.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

         Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Inventories

         Substantially all inventories of the Company are valued at the lower of cost or market (principally on the first-in, first-out method).

Long-Lived Assets

         Property, plant and equipment are stated at cost. Machinery and equipment under capital leases are stated at the present value of the minimum lease payments at the inception of the lease.

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998

         Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets. Machinery and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

         Intangible assets of $66,500,000 and $7,762,000 at December 31, 1998 and 1997, respectively, are comprised principally of goodwill, net of amortization, which represents the excess of the purchase price of acquired companies over the estimated fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over periods ranging from twenty-five to thirty years. Accumulated amortization was $2,637,000 and $1,315,000 at December 31, 1998 and 1997, respectively. The Company systematically reviews the recoverability of its long-lived and intangible assets by comparing the unamortized carrying value of such assets to the related anticipated undiscounted future cash flows. Any impairment related to long-lived assets is measured by reference to the assets' fair market value, and any impairment related to goodwill is measured against discounted cash flows. Impairments are charged to expense when such determination is made.

Deferred Financing Costs

         Deferred financing costs (included in other assets) are amortized to interest expense using the interest method over the lives of the related debt.

Revenue Recognition

         The Company recognizes revenue from product sales when the goods are shipped to the customers. Product returns and warranty costs are immaterial.

Royalty Agreements

         Commitments for minimum payments under royalty agreements, a portion of which may be paid in advance, are charged to expense ratably, based on the Company's estimate of total sales of related products. If all or a portion of the minimum guarantee subsequently appears not to be recoverable, the unrecoverable portion is charged to expense at that time.

Catalogue Costs

         The Company expenses costs associated with the production of annual catalogues when incurred.

Art and Development Costs

         Art and development costs are primarily internal costs that are not easily associated with specific designs which may not reach commercial production. Accordingly, the Company expenses these costs as incurred.

Interest Rate Swap Agreements

         The Company enters into interest rate swap agreements to limit the effect of increases in the interest rates on any floating rate debt. The differential is accrued as interest rates change and is recorded in interest expense.

Income Taxes

         Prior to the IPO, Amscan Inc. and certain of its affiliates were operated as Subchapter S corporations for federal and, where available, state income tax purposes. As a result, these corporations did not record or pay any federal or state income taxes except in states which do not recognize Subchapter S corporation status.

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998


         Since December 18, 1996, the Company has been taxed as a Subchapter C corporation, and as a result, the Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities and operating loss and tax credit carryforwards applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the judgment of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-Based Compensation

         The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," effective January 1, 1996. SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" which requires the recognition of compensation expense at the date of grant only if the current market price of the underlying stock exceeds the exercise price, and to provide pro forma net income disclosures for employee stock option grants made in 1995 and subsequent years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the recognition provisions of APB No. 25 and has provided the pro forma disclosure provisions of SFAS No. 123 (see
Note 11).

Comprehensive Income (Loss)

         As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' deficit. SFAS No. 130 requires the Company's foreign currency translation adjustment, which prior to adoption was reported separately in stockholders' (deficit) equity, to be included in other comprehensive income. Amounts reported in prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

         Accumulated other comprehensive loss at December 31, 1998, 1997 and 1996 consisted solely of the Company's foreign currency translation adjustment.

Foreign Currency Transactions and Translation

         The functional currencies of the Company's foreign operations are the local currencies in which they operate. Realized foreign currency exchange gains or losses, which result from the settlement of receivables or payables in currencies other than U.S. dollars, are credited or charged to operations. Unrealized gains or losses on foreign currency exchanges are insignificant.

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

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998

Segment information

         For the year ended December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes new standards for the way that public business enterprises report information about operating segments and related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position (see Note 15).

Concentration of Credit Risk

         While the Company's customers are geographically dispersed throughout North America, South America, Europe, Asia and Australia, there is a concentration of sales made to and accounts receivable from the stores which operate in the party goods superstore channel of distribution. At December 31, 1998 and 1997, Party City Corporation ("Party City") the Company's largest customer with approximately 368 corporate and franchise stores, accounted for 22% and 17%, respectively, of consolidated accounts receivable, net. For the years ended December 31, 1998, 1997 and 1996, sales to Party City's corporate and franchise stores represented 13%, 7% and 3% and 10%, 12% and 11%, respectively of consolidated net sales. No other group or combination of customers subjected the Company to a concentration of credit risk. On March 19, 1999, Party City announced that, due to difficulties implementing new financial reporting and accounting systems, it would not be able to complete its year end audit by its deadline and that Party City accordingly would be in default of certain covenants of its credit facility as of December 31, 1998. The Company understands that Party City is currently in discussions with its lenders and the Company does not believe this default by Party City will have a material adverse effect on the Company's financial condition or results of operations.

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


NOTE 3 - INVENTORIES

         Inventories at December 31, 1998 and 1997 consisted of the following (dollars in thousands):

                                                                           1998               1997
                                                                         --------           --------
          Finished goods ......................................          $ 48,093           $ 47,704
          Raw materials .......................................             4,845              3,570
          Work-in process .....................................             3,345              1,630
                                                                         --------           --------
                                                                           56,283             52,904
          Less:  reserve for slow moving and obsolete inventory            (1,592)            (1,162)
                                                                         --------           --------
                                                                         $ 54,691           $ 51,742
                                                                         ========           ========

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Major classifications of property, plant and equipment at December 31, 1998 and 1997 consisted of the following (dollars in thousands):

                                                                                                           ESTIMATED
                                                                        1998               1997           USEFUL LIVES
                                                                    --------           --------           ------------
          Machinery and equipment ........................          $ 56,025           $ 38,105                3-15
          Buildings ......................................            11,989             12,585               31-40
          Data processing equipment ......................            15,300             11,737                   5
          Leasehold improvements .........................             4,475              1,188                2-20
          Furniture and fixtures .........................             3,510              3,547                  10
          Land ...........................................             2,237              1,917                --
                                                                    --------           --------
                                                                      93,536             69,079
          Less:  accumulated depreciation and amortization           (34,276)           (30,219)
                                                                    --------           --------
                                                                    $ 59,260           $ 38,860
                                                                    ========           ========

         Depreciation and amortization expense was $7,179,000, $5,980,000 and $4,787,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 5 - LOANS AND NOTES PAYABLE

         Loans and notes payable outstanding at December 31, 1998 and 1997 consisted of the following (dollars in thousands):

                                                                                                   1998           1997
                                                                                                 --------       --------
         Revolving credit line with interest at LIBOR plus 2.25%
              (7.91%, at December 31,1998)................................................        $9,000
         Revolving credit line with interest at the prime rate  plus 1.25%
              (9.0% at  December 31, 1998).................................................          500
         Revolving credit line with interest at the prime rate  plus 0.75%
              (8.5% at  December 31, 1998).................................................          100
         Revolving credit line with interest at the U.K. bank rate plus 1.75%
              (9.0% at  December 31, 1998).................................................           28
         Revolving credit line denominated in Canadian dollars with interest
              at the Canadian prime rate (6.0% at December 31, 1997)......................                         $424
                                                                                                  ------           ----
                                                                                                  $9,628           $424
                                                                                                  ======           ====

       Upon consummation of the Merger on December 19, 1997, the Company's existing domestic revolving credit arrangements terminated and the Company entered into Bank Credit Facilities (see Note 6) which include a $50,000,000 revolving credit facility (the "Revolving Credit Facility"). At December 31, 1997, there were no amounts borrowed under the Revolving Credit Facility.

       The Revolving Credit Facility has a term of five years and bears interest, at the option of the Company, at the lenders' customary base rate plus, based on certain terms, either 0.75% or 1.25% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.25% per annum. Interest on balances outstanding under the Revolving Credit Facility are subject to adjustment in the future based on the Company's performance. Amounts drawn on the Revolving Credit Facility for working capital purposes are also subject to an agreed upon borrowing base and periodic reduction of outstanding balances. All borrowings under the Revolving Credit Facility are guaranteed by the Company's domestic subsidiaries and are subject to mandatory prepayments upon the occurrence of certain events (see Note 6). In connection with and upon consummation of the Acquisition, the Company amended and restated the Revolving Credit Facilities credit agreements to provide for, among other things, the additional senior term debt.

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998

         In addition to the Revolving Credit Facility, the Company has a $1,000,000 Canadian dollar denominated revolving facility which bears interest at the Canadian prime rate and expires on April 2, 1999 and a $1,000,000 British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on May 18, 1999. No borrowings were outstanding under the Canadian dollar denominated revolving credit facility at December 31, 1998 nor under the British Pound Sterling denominated revolving credit facility at December 31, 1997.

         The weighted average interest rates on loans and notes payable outstanding at December 31, 1998 and 1997 were 7.98% and 6.0%, respectively.

         Prior to the Merger, the Company maintained three interest rate swap contracts covering $25,000,000 of outstanding obligation under its LIBOR based variable rate revolving credit agreement. The contracts fixed the interest rates as indicated below and entitled the Company to settle with the counterparty on a quarterly basis, the product of the notional amount times the amount, if any, by which the ninety day LIBOR rate differed from the fixed rate. The contracts were terminated on December 19, 1997, in conjunction with the Merger, at a cost of $1,030,000, which was reported as a non-recurring charge in connection with the Merger (see Note 7). Net payments to the counterparty under the swap contracts for the years ended December 31, 1997 and 1996, which have been recorded as additional interest expense, were as follows (dollars in thousands):

                                                                                           ADDITIONAL INTEREST
                                    NOTIONAL                                                     EXPENSE
                                                                                           -------------------------
         DATE OF CONTRACT            AMOUNT               TERM         FIXED RATE             1997             1996
         ----------------            ------               ----         ----------             ----              ----
          September 28, 1994          $ 5,000          10 years             7.945%          $   109          $   122
          May 12, 1995 .....          $10,000           5 years             6.590%               70              105

          July 20, 1995 ....          $10,000          10 years             6.750%              102              122
                                                                                            -------          -------
                                                                                            $   281          $   349

NOTE 6 - LONG-TERM INDEBTEDNESS

Long-term indebtedness at December 31, 1998 and 1997 consisted of the following (dollars in thousands):

                                                                                1998                1997
                                                                             ---------           ---------
                   Senior Subordinated Notes (a) ..................          $ 110,000           $ 110,000
                   Term loan (b) ..................................            155,629             117,000
                   Mortgage obligations (c) .......................              3,407               5,869
                   Note to former shareholder and other (d) .......                922
                   Capital lease obligations (e) ..................              3,718               4,464
                                                                             ---------           ---------
                            Total long-term obligations ...........            273,676             237,333
          Less:  current portion ..................................             (3,549)             (2,911)
                                                                             ---------           ---------
                   Long-term obligations, excluding current portion          $ 270,127           $ 234,422
                                                                             =========           =========

         On December 19, 1997, the Company issued $110,000,000 aggregate principal amount of 9 7/8% Senior Subordinated Notes due in 2007 (the "Notes") and entered into a bank credit agreement (the "Bank Credit Facilities") providing for borrowings in the aggregate principal amount of approximately $117,000,000 under a term loan (the "Term Loan") and revolving loan borrowings of up to $50,000,000 under a revolving credit facility (the "Revolving Credit Facility", see Note 5) (collectively, the "Merger Financings"). The proceeds of the Merger Financings were used to fund the payment of the cash portion of

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998


the Merger consideration, to refinance certain existing outstanding indebtedness of the Company, to pay transaction costs incurred in connection with the Merger, and for general corporate purposes. The Company is required to make prepayments on the Bank Credit Facilities under certain circumstances, including upon certain asset sales and issuance of debt or equity securities, subject to certain exceptions. Such mandatory prepayments will be applied to prepay the Term Loan first (on a pro rata basis) and thereafter to prepay the Revolving Credit Facility and to reduce the commitments thereunder. Subject to certain call protection provisions applicable for 18 months from December 19, 1997, the Company may prepay, in whole or in part, borrowings under the Term Loan. Call protection provisions also apply to certain mandatory prepayments of borrowings under the Term Loan. The Company may prepay borrowings under or reduce commitments for the Revolving Credit Facility, in whole or in part, without penalty. The Bank Credit Facilities are guaranteed by the Company's domestic subsidiaries (the "Guarantors" see Note 17). Subject to certain exceptions, all extensions of credit to the Company and all guarantees are secured by all existing and after-acquired personal property of the Company and the Guarantors, including, subject to certain exceptions, a pledge of all of the stock of all subsidiaries owned by the Company or any of the Guarantors and first priority liens on after-acquired real property and leasehold interests of the Company and the Guarantors. The guarantees are joint and several guarantees, irrevocable and full and unconditional, limited to the largest amount that would not render such guarantee obligations under the guarantee subject to avoidance under any applicable federal or state fraudulent conveyance or similar law. In connection with and upon consummation of the Acquisition, the Company amended and restated its Bank Credit Facilities, to provide for, among other things, additional borrowings of $40,000,000,under the Term Loan (see Note 1).

(a) The Senior Subordinated Notes were sold by the Company on December 19, 1997, and were subsequently resold to qualified institutional buyers in reliance upon Rule 144A and Regulation S under the Securities Act of 1933 (the "Note Offering"). In connection with the Note Offering, the Company entered into a Registration Rights Agreement, which granted holders of the Notes certain exchange and registration rights. In February 1998, the Company filed with the Commission a Registration Statement on Form S-4 offering to exchange registered notes (the "Exchange Notes") for the Notes issued in connection with the Note Offering. The terms of the Notes and the Exchange Notes are substantially identical.

     The Notes bore and Exchange Notes bear interest at a rate equal to 9 7/8% per annum. Interest is payable semi-annually on June 15 and December 15 of each year. The Exchange Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 15, 2002, at redemption prices ranging from 104.937% to 100%, plus accrued and unpaid interest to the date of redemption. In addition, at any time prior to December 15, 2000, up to an aggregate of 35% of the principal amount of Exchange Notes will be redeemable at the option of the Company, on one or more occasions, from the net proceeds of public or private sales of common stock of, or contributions to the common equity capital of the Company at a price of 109.875% of the principal amount of the Exchange Notes, together with accrued and unpaid interest, if any, to the date of redemption; provided that at least $65,000,000 in aggregate principal amount of Exchange Notes remains outstanding immediately after each such redemption. At any time on or prior to December 15, 2002, the Exchange Notes may also be redeemed as a whole but not in part at the option of the Company upon the occurrence of a Change of Control, as defined in the note indenture, at a redemption price equal to 100% of the principal amount thereof plus the Applicable Premium, as defined in the note indenture, together with accrued and unpaid interest, if any, to the date of redemption. If the Company does not redeem the Exchange Notes upon a Change of Control, the Company will be obligated to make an offer to purchase the Exchange Notes, in whole or in part, at a price equal to 101% of the aggregate principal amount of the Exchange Notes, plus accrued and unpaid interest, if any, to the date of purchase. If a Change of Control were to occur, the

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998

     Company may not have the financial resources to repay all of its obligations under the Bank Credit Agreement, the note indenture and the other indebtedness that would become payable upon the occurrence of such Change of Control.

(b) The Term Loan provides for amortization (in quarterly installments) of one percent of the principal amount thereof per year for the first five years and 32.3% and 62.7% of the principal amount thereof in the sixth and seventh years, respectively. The Term Loan bears interest, at the option of the Company, at the lenders' customary base rate plus 1.375% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.375% per annum. At December 31, 1998 and 1997, the floating interest rate on the Term Loan was 7.68% and 8.28%, respectively. The Company is obligated to obtain interest rate protection, pursuant to interest rate swaps, caps or other similar arrangements satisfactory to GS Credit Partners, with respect to a notional amount of not less than half of the aggregate amount outstanding under the Term Loan, which protection must remain in effect for not less than three years from the date of borrowing. The Company entered into a three year interest rate swap contract dated September 30, 1998 for a notional amount of $35,000,000 with Goldman Sachs Capital Markets, L.P. ("GSCM") at an interest rate of 4.808% plus a spread based on certain defined ratios (7.18% at December 31, 1998). At December 31, 1997, the Company entered into a three year interest rate swap contract with a financial institution pursuant to which it exchanged its floating interest obligation on $58,500,000 notional principal amount of the Term Loan for an effective fixed interest obligation of 8.36%. The interest rate swap contracts require the Company to settle the difference in interest obligations quarterly. Net payments (receipts) to (from) the counterparty under the swap contracts for the year ended December 31, 1998 which have been recorded as additional (reduction of) interest expense, were as follows (dollars in thousands):

                                                                  ADDITIONAL
                         NOTIONAL                 INTEREST       (REDUCTION  OF)
DATE OF  CONTRACT         AMOUNT        TERM        RATE         INTEREST  EXPENSE
-------  --------         ------        ----      --------       ------------------
  December 31, 1997      $58,500          3         8.36%            $677
  September 30, 1998     $35,000          3         7.18%             (44)
                                                                     -----
                                                                     $633

(c) At December 31, 1998, the Company has a mortgage obligation payable to a financial institution relating to a distribution facility due September 13, 2004. The mortgage is collateralized by the related real estate asset of the Company and its interest rate was 8.51% at December 31, 1998 and 1997, respectively. At December 31, 1997, the Company had a $1,820,000 mortgage obligation relating to its Canadian distribution facility which was denominated in Canadian dollars and collateralized by the related real estate asset with the interest rate at the Canadian prime rate plus 0.5% (6.50% as of December 31, 1997). As part of the Company's restructuring of its distribution operations, the Company sold its Canadian facility in December 1998 and repaid the then outstanding mortgage obligation (see Note
     7).

(d) In conjunction with the acquisition of Amscan Holdings Limited, the Company issued a non-interest bearing note to the former shareholder in the amount of 350,000 pounds sterling (approximately $589,000) which is payable over five years (see Note 1). The remaining portion relates to a note payable issued to a former employee of Anagram prior to the Acquisition which is payable through March 2002 at a fixed interest rate of 10%.

(e) The Company has entered into various capital leases for machinery and equipment with implicit interest rates ranging from 4.71% to prime rate plus 1.0% (9.50% at December 31, 1998 and 1997) which extend to 2003.

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998

     At December 31, 1998, principal maturities of long-term obligations consisted of the following (dollars in thousands):

                                              MORTGAGE, NOTES        CAPITAL
                                                 AND LOANS       LEASE OBLIGATIONS       TOTAL
                                                 ---------       -----------------       -----
          1999 .......................          $   2,287          $   1,555           $   3,842
          2000 .......................              2,382              1,163               3,545
          2001 .......................              2,393              1,380               3,773
          2002 .......................              2,214                110               2,324
          2003 .......................             51,482                 37              51,519
          Thereafter .................            209,200               --               209,200
                                                ---------          ---------           ---------
                                                  269,958              4,245             274,203
          Amount representing interest               --                 (527)               (527)
                                                ---------          ---------           ---------
          Long-term obligations ......          $ 269,958          $   3,718           $ 273,676
                                                =========          =========           =========


NOTE 7 - NON-RECURRING ITEMS

         In the second quarter of 1998, the Company commenced a restructuring of its distribution operations to reduce costs and improve operating efficiencies. The Company closed two distribution facilities located in California and Canada which will result in the elimination of a total of approximately 100 positions, of which substantially all jobs have already been eliminated. The restructuring was substantially completed by December 1998. The Company recorded restructuring charges of approximately $2.4 million, or 1.0% of sales for the year ended December 31, 1998. The restructuring charges include the non-cash write-down of $1.3 million relating to property, plant and equipment, the accrual of future lease obligations of $0.7 million and severance and other costs of $0.4 million.

         In December 1998, the Canadian facility was sold and the net proceeds were used to repay the related mortgage obligation. To date, the Company has paid approximately $0.4 million in cash related to the restructuring. As of December 31, 1998, the Company believes the accrued restructuring costs of $0.7 million represents its remaining cash obligations.

         In connection with the Merger in 1997, the Company recorded non-recurring charges of $22,083,000, comprised of $11,652,000 in transaction costs, $7,500,000 of compensation to an officer, $1,901,000 for the redemption of Company Stock Options and $1,030,000 of debt retirement costs.

         In conjunction with the IPO in 1996, the Company recorded non-recurring compensation expenses of $15,535,000 related to stock and cash payments of $12,535,000 to certain executives in connection with the termination of prior employment agreements and $3,000,000 for the establishment of an ESOP for the benefit of the Company's domestic employees and the payment of stock bonuses to certain of such employees.

NOTE 8 - DUE TO STOCKHOLDERS

         At December 31, 1998 and 1997, the Company owed stockholders cash consideration of $88,000 and $93,243,000, respectively, for their shares of Company Common Stock in connection with the Merger.

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998

NOTE 9 - EMPLOYEE BENEFIT PLANS

         Certain subsidiaries of the Company maintain profit-sharing plans for eligible employees providing for annual discretionary contributions to a trust. Eligible employees are full-time domestic employees who have completed a certain length of service, as defined, and attained a certain age, as defined. The plans require the subsidiaries to match 25% to 100% of up to the first 6% of an employee's annual salary voluntarily contributed to the plan. Benefit expense for the years ended December 31, 1998, 1997 and 1996 totaled $1,822,000, 1,432,000 and $731,000, respectively.

         In connection with the IPO in 1996, the Company established the Employee Stock Ownership Plan (the "ESOP") for the benefit of its domestic employees and authorized the payments of stock bonuses to certain of such employees. During the year ended December 31, 1996, there was a special one-time issuance of 250,000 shares of Company Common Stock valued at $1,898,000 for the establishment of the ESOP and $1,102,000 for payment of stock bonuses. No shares of Company Common Stock were issued under the ESOP during the year ended December 31, 1997. In connection with the Merger, the ESOP shares were converted to cash and the ESOP plan and assets were merged into the profit-sharing plan.


NOTE 10 - SPECIAL BONUSES

         During 1996, Amscan Inc. had employment agreements with certain key executives and senior managers which provided for these individuals to receive annual bonuses based upon the pre-tax income of Amscan Inc. and certain of its affiliates. These bonuses, which amounted to approximately 18% to 20% of pre-tax income, are reflected in the Consolidated Statements of Operations in the caption "Special Bonuses." These individuals did not receive such special bonuses after 1996.

NOTE 11 - STOCK OPTION PLAN

         The Company adopted the Amscan Holdings, Inc. Stock Incentive Plan (the "1997 Stock Incentive Plan") in conjunction with the Merger in 1997. The 1997 Stock Incentive Plan is administered by the Board of Directors. Under the terms of the 1997 Stock Incentive Plan, the Board may award Company Common Stock, stock options and stock appreciation rights to certain directors, officers, employees and consultants of the Company and its affiliates. The vesting periods for awards are determined by the Board at the time of grant. As of March 19, 1999, there were 135 shares of Company Common Stock reserved for issuance under the 1997 Stock Incentive Plan. The 1997 Stock Incentive Plan will terminate ten years after its effective date; however, awards outstanding as of such date will not be affected or impaired by such termination.

         On December 19, 1997, the Company converted 89,000 stock options granted in 1997 and 425,000 stock options granted in 1996, under the terms of the 1996 Stock Option Plan for Key Employees (the "1996 Stock Option Plan"), with exercise prices of $12.00, $13.00 and $13.125, into cash of $1,901,000 and
16.03 stock options ("Rollover Options") issued under the terms of the 1997 Stock Incentive Plan, with exercise prices of $54,545, $59,091 and $59,659. The cash paid upon conversion of the stock options is reported as a non-recurring charge of the Merger (see Note 7).

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998

         The options granted under the 1997 Stock Incentive Plan vest in equal installments on each of the first five anniversaries of the grant date. The options are non-transferable (except under certain limited circumstances) and have a term of ten years. The following table summarizes the changes in outstanding options under the 1997 Stock Incentive Plan for the years ended December 31, 1998 and 1997:

                                                                        Average          Average Fair Market
                                                    Options          Exercise Price     Value at Grant Date
          Activity:
                Rollover Options Granted .           16.030           $  55,916           $  39,018
                Granted ..................           85.146              75,000              26,737
                                                  ---------
          Outstanding at December 31, 1997          101.176

                Granted ..................            4.450              75,000              26,737
                Granted ..................            6.648             125,000              24,562
                Canceled .................           (0.555)            (75,000)             26,737
                                                  ---------
          Outstanding at December 31, 1998          111.719
                                                  =========

At December 31, 1998, there were 3.206 options exercisable at an average price of $55,916 per share and 16.918 options exercisable at $75,000 per share. There were no options exercisable at December 31, 1997.

       The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized in connection with the issuance of options under either stock option plan as all options were granted with exercise prices either equal to or greater than the estimated fair market value of the Common Stock on the date of grant. Had the Company determined stock-based compensation based on the fair value of the options granted at the grant date, consistent with the method prescribed under SFAS No. 123, the Company's net income (loss) would have been reduced to the SFAS No. 123 pro forma amounts indicated below: (dollars in thousands)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                  -------------------------------------
                                                                                   1998            1997            1996
                                                                                   ----            ----            ----
   Net income (loss):
         As reported  .................................................           $6,709           $(182)        $2,127
         SFAS No. 123 pro forma  ......................................           $6,355           $(249)        $2,113

       It has been assumed that the estimated fair value of the options granted in 1998 and 1997 under the 1997 Stock Incentive Plan is amortized on a straight line basis to compensation expense, net of taxes, over the vesting period of the grant, which is approximately five years. The estimated fair value of each option on the date of grant was determined using the Minimum Value Method with the following assumptions: dividend yield of 0%; risk-free interest rate of 6.50%, and expected lives of seven years.

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

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998

NOTE 12 - INCOME TAXES

         Prior to the consummation of the IPO in 1996, Amscan Inc. and certain of its affiliates elected to be taxed as Subchapter S corporations under the Internal Revenue Code. Accordingly, these companies were not subject to federal and state income taxes, to the extent that states recognize Subchapter S corporation status. Upon the termination of the Subchapter S corporation status in connection with the IPO, the aforementioned companies became subject to federal and state income taxes. The cumulative effect of such tax status change relating to the recording of deferred taxes as of December 18, 1996 was $786,000 and has been included in the income tax expense for the year ended December 31, 1996. Pro forma income tax expense for 1996 of $1,827,000 is calculated at a statutory rate (40.5%) assuming Amscan Inc. and certain of its affiliates had not elected Subchapter S corporation status for those periods.

         A summary of domestic and foreign pre-tax income follows (dollars in thousands):

                                     YEARS ENDED DECEMBER 31,
                            ------------------------------------------
                               1998             1997             1996
                            -------          -------          -------
          Domestic .....    $10,945          $ 6,655          $ 3,137
          Foreign ......        659            1,021            2,595
                            -------          -------          -------
          Total ........    $11,604          $ 7,676          $ 5,732
                            =======          =======          =======


The provision for income taxes consisted of the following (dollars in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                       1998              1997              1996
                                                     -------           -------           -------
               Current:
                      Federal .............          $ 1,648           $ 4,222
                      State ...............              455             1,174           $   212
                      Foreign .............              272               704               992
                                                     -------           -------           -------
                        Total current provision        2,375             6,100             1,204
               Deferred:
                      Federal .............            1,911             1,250              (113)
                      State ...............              542               375               (25)
                      Foreign .............              (12)              (60)              100
                      Change in tax status                                                   786
                                                     -------           -------           -------
                        Total deferred provision       2,441             1,565               748
                                                     -------           -------           -------
               Income tax expense .........          $ 4,816           $ 7,665           $ 1,952
                                                     =======           =======           =======

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income tax assets and liabilities from domestic jurisdictions consisted of the following at December 31 (dollars in thousands):

                                                                       1998              1997
                                                                    -------           -------
          Current deferred tax assets:
          Provision for doubtful accounts ................          $ 1,434           $ 2,858
          Accrued liabilities ............................              454               340
          Inventories ....................................            1,052               976
          Charitable contributions carryforward ..........              640
          Other ..........................................              373               365
                                                                    -------           -------
               Current deferred tax assets ...............          $ 3,953           $ 4,539
                                                                    =======           =======

          Non-current deferred tax liabilities, net:
          Property, plant and equipment ..................          $ 8,762           $ 6,275
          Future taxable income resulting from a change in
               accounting method for tax purposes ........              438               618
          Royalty reserves ...............................             (620)
          Other ..........................................             (452)
                                                                    -------           -------
               Non-current deferred tax liabilities, net .          $ 8,128           $ 6,893
                                                                    =======           =======

       A non-current foreign deferred tax asset of $780,000 is attributable to non-current obligations recognized in connection with the Acquisition and is included in long-term other assets, net. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

       The difference between the Company's effective income tax rate and the federal statutory income tax rate of 35.0% is reconciled below:

                                                                            YEARS ENDED DECEMBER 31,
                                                                  -------------------------------------------
                                                                    1998              1997              1996
                                                                  ------            ------            ------
          Provision at federal statutory income tax rate            35.0%             35.0%             35.0%
          Effect of non-deductible charges related
              to the Merger ............................                              51.2
          Effect of Subchapter S income not subject
              to federal income taxes ..................                                               (19.1)
          State income tax, net of federal tax benefit .             6.1              20.2               4.3
          Change in tax status .........................                                                13.7
          Other ........................................             0.4              (6.5)              0.2
                                                                  ------            ------            ------
          Effective income tax rate ....................            41.5%             99.9%             34.1%
                                                                  ======            ======            ======

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998

NOTE 13 - CAPITAL STOCK

         At December 31, 1998 and 1997, the Company's authorized capital stock consisted of 5,000,000 shares of preferred stock, $0.10 par value, of which no shares were issued or outstanding. During the third quarter of 1998, the Company reduced its authorized shares of Common Stock, $0.10 par value, from 50,000,000 shares to 3,000 shares, of which 1,132.41 and 1,010 shares were issued and outstanding at December 31, 1998 and December 31, 1997, respectively.

         At December 31, 1998, there were 207.41 shares of Common Stock held by employees of which 10 shares were not yet fully paid and 11.25 shares were subject to future vesting provisions. Under the terms of a stockholders' agreement ("Stockholders' Agreement"), the Company can purchase all of the shares held by the employee stockholders, and the employees can require the Company to purchase all of the shares held by the employee stockholders, under certain circumstances. Prior to December 31, 1998, the obligation to purchase employee shares was assignable to GSCP at a cost of up to $15 million. The purchase price as prescribed in the Stockholders' Agreement is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost. At December 31, 1998, the aggregate amount that may be payable by the Company to employee stockholders based on fully paid and vested shares, is approximately $19,547,000 and has been classified as redeemable common stock ("Redeemable Common Stock").


NOTE 14 - COMMITMENTS

Lease Agreements

       The Company is obligated under various capital leases for certain machinery and equipment which expire on various dates through October 1, 2003 (see Note 6). At December 31, 1998 and 1997, the amount of machinery and equipment and related accumulated amortization recorded under capital leases and included with property, plant and equipment consisted of the following (dollars in thousands):

                                                      1998              1997
                                                   -------           -------
          Machinery and equipment ..........       $ 7,243           $ 6,494
          Less:  accumulated amortization ..        (2,749)           (1,798)
                                                   -------           -------
                                                   $ 4,494           $ 4,696
                                                   =======           =======

       Amortization of assets held under capitalized leases is included with depreciation expense.

       The Company has several noncancelable operating leases with unaffiliated third parties, principally for office and manufacturing space, showrooms, and warehouse equipment, that expire on various dates through 2017. These leases generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance.

       At December 31, 1998, the Company also has non-cancelable operating leases with real estate entities owned by an employee and the Estate of the Principal Stockholder ("Unconsolidated Affiliates") for warehouse space that expire through July 2003.

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998



       At December 31, 1998, future minimum lease payments under all operating leases consisted of the following (dollars in thousands):

                                                                                              UNCONSOLIDATED
                                                                              THIRD PARTIES      AFFILIATES      TOTAL
                                                                              -------------      ----------      -----
       1999  ..............................................................     $  7,501            $392       $  7,893
       2000  ..............................................................        5,745             392          6,137
       2001  ..............................................................        5,411              42          5,453
       2002  ..............................................................        4,874              42          4,916
       2003  ..............................................................        4,433              23          4,456
       Thereafter  ........................................................       21,698                         21,698
                                                                                --------            ----        -------
                                                                                 $49,662            $891        $50,553
                                                                                 =======            ====        =======

       Rent expense for the years ended December 31, 1998, 1997 and 1996 was $7,601,000, $6,844,000, and $5,300,000, respectively, of which $233,000,
$2,089,000 and $2,134,000, respectively, related to leases with Unconsolidated Affiliates.

Royalty Agreements
       In conjunction with the Acquisition, the Company has entered into royalty agreements with various licensers of copyrighted and trademarked characters and designs used on the Company's balloons which require royalty payments based on sales of the Company's products, or in some cases, annual minimum royalties.

       At December 31, 1998 future minimum royalties payable was as follows (dollars in thousands):

                  1999...................................         $1,331
                  2000...................................            924
                  2001...................................            468
                  2002...................................             15
                  2003 and thereafter....................              -
                                                                  ------
                                                                  $2,738

NOTE 15 - SEGMENT INFORMATION

Industry Segments

       The Company operates in one operating segment which involves the design, manufacture, contract for manufacture and distribution of party and novelty goods.

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

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998

       The Company's geographic area data for each of the three fiscal years ended December 31, 1998, 1997 and 1996 were as follows (dollars in thousands):

                                                       DOMESTIC            FOREIGN       ELIMINATIONS      CONSOLIDATED
                                                       --------            -------       ------------      ------------
1998
     Sales to unaffiliated customers .......          $ 203,232           $  32,062                          $ 235,294
     Sales between geographic areas ........             10,643                 146          $ (10,789)           --
                                                      ---------           ---------          ---------       ---------
     Net sales .............................          $ 213,875           $  32,208          $ (10,789)      $ 235,294
                                                      =========           =========          =========       =========

     Income from operations ................          $  33,332           $   1,116                          $  34,448
                                                      =========           =========
     Interest expense, net .................                                                                    22,965
     Other income, net .....................                                                                      (121)
                                                                                                             ---------
     Income before income taxes and minority
         interests .........................                                                                 $  11,604
                                                                                                             =========

     Long-lived assets .....................          $ 120,588           $  14,004                          $ 134,592
                                                                          =========                          =========

                                                       DOMESTIC          FOREIGN            ELIMINATIONS        CONSOLIDATED
                                                       --------          -------            ------------        ------------
1997
     Sales to unaffiliated customers .......          $ 183,536           $  26,395                              $ 209,931
     Sales between geographic areas ........             11,556                 308          $ (11,864)               --
                                                      ---------           ---------          ---------           ---------
     Net sales .............................          $ 195,092           $  26,703          $ (11,864)          $ 209,931
                                                      =========           =========          =========           =========

     Income from operations ................          $   9,575           $   1,922                              $  11,497
                                                      =========           =========
     Interest expense, net .................                                                                         3,892
     Other income, net .....................                                                                           (71)
                                                                                                                 ---------
     Income before income taxes and minority
          interests ........................                                                                     $   7,676
                                                                                                                 =========

     Long-lived assets .....................          $  47,397           $   5,687                              $  53,084
                                                      =========           =========                              =========

                                                       DOMESTIC          FOREIGN            ELIMINATIONS       CONSOLIDATED
1996
     Sales to unaffiliated customers .......          $ 168,165          $  24,540                              $ 192,705
     Sales between geographic areas ........              8,643                116          $  (8,759)               --
                                                      ---------          ---------          ---------           ---------
     Net sales .............................          $ 176,808          $  24,656          $  (8,759)          $ 192,705
                                                      =========          =========          =========           =========

     Income from operations ................          $  10,643          $   2,115                              $  12,758
                                                      =========         =========
     Interest expense, net .................                                                                        6,691
     Other expense, net ....................                                                                          335
                                                                                                                ---------
     Income before income taxes and minority
         interests .........................                                                                    $   5,732
                                                                                                                =========

     Long-lived assets .....................          $  38,998          $   5,256                              $  44,254
                                                      =========          =========                              =========

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998


NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amounts for cash and cash equivalents, accounts receivables, deposits and other current assets, loans and notes payable, accounts payable, accrued expenses (non derivatives) and other current liabilities approximate fair value at December 31, 1998 because of the short-term maturity of those instruments or their variable rates of interest.

       The carrying amount of the Company's Senior Subordinated Notes approximates fair value at December 31, 1998, based on the quoted market price of similar debt instruments. The carrying amounts of the Company's borrowings under its Bank Credit Facilities and other revolving credit facilities approximate fair value because such obligations generally bear interest at floating rates. The carrying amounts for other long- term debt approximates fair value at December 31, 1998, based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity.

       The fair value of interest rate swaps is the estimated amount that the counterparty would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties. Termination of the swap agreements at December 31, 1998 would result in a charge to expense of $1.6 million.


NOTE 17 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

         The Notes, Exchange Notes and borrowings under the Bank Credit Facilities are guaranteed jointly and severally, fully and unconditionally, by the Guarantors (see Notes 5 and 6).

       Non-guarantor companies include the following:
-        Amscan Distributors (Canada) Ltd.

-        Amscan Holdings Limited

-        Amscan (Asia-Pacific) Pty. Ltd.

-        Amscan Partyartikel GmbH

-        Amscan Svenska AB

-        Amscan de Mexico, S.A. de C.V.

-        Anagram International (Japan) Co., Ltd.

-        Anagram Mexico S. de R.L. de C.V.

-        Anagram Espana, S.A.

-        Anagram France S.C.S.

       The following consolidating information presents consolidating balance sheets as of December 31, 1998 and 1997, and the related consolidating statements of operations and cash flows for each of the years in the three year period ended December 31, 1998 for the combined Guarantors and the combined non-guarantors and elimination entries necessary to consolidate the entities comprising the combined companies.

                              AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                               AMSCAN
                                                            HOLDINGS AND         COMBINED
                                                              COMBINED             NON-
                                                             GUARANTORS         GUARANTORS        ELIMINATIONS     CONSOLIDATED
ASSETS
Current assets:
     Cash and cash equivalents ..................          $     523           $     594                               $   1,117
     Accounts receivable, net ...................             42,636               6,703                                  49,339
     Inventories ................................             47,948               6,869           $    (126)             54,691
     Prepaid and other current assets ...........              8,661                 452                                   9,113
                                                           ---------           ---------           ---------           ---------
     Total current assets .......................             99,768              14,618                (126)            114,260
Property, plant and equipment, net ..............             57,729               1,531                                  59,260
Intangible assets, net ..........................             54,680              11,820                                  66,500
Other assets, net ...............................             28,781                 653             (20,602)              8,832
                                                           ---------           ---------           ---------           ---------
     Total assets ...............................          $ 240,958           $  28,622           $ (20,728)          $ 248,852
                                                           =========           =========           =========           =========


LIABILITIES, REDEEMABLE COMMON STOCK
    AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Loans and notes payable ....................          $   9,600           $      28                               $   9,628
     Due to stockholders ........................                 88                                                          88
     Accounts payable ...........................             10,671                 823                                  11,494
     Accrued expenses ...........................             12,946               4,486                                  17,432
     Income taxes payable .......................                458                 135                                     593
     Current portions of long-term
       obligations ..............................              3,506                  43                                   3,549
                                                           ---------           ---------           ---------           ---------
     Total current liabilities ..................             37,269               5,515                                  42,784
Long-term obligations, excluding
  current portion ...............................            270,118                   9                                 270,127
Deferred tax liabilities ........................              8,116                  12                                   8,128
Other ...........................................              1,069              16,171           $ (13,687)              3,553
                                                           ---------           ---------           ---------           ---------
     Total liabilities ..........................            316,572              21,707             (13,687)            324,592

Redeemable Common Stock .........................             19,547                                                      19,547

Stockholders' (deficit) equity:
     Common Stock ...............................                                    339                (339)               --
     Additional paid-in capital .................                225                 658                (658)                225
     Unamortized restricted Common Stock
        award ...................................               (575)                                                       (575)
     Notes receivable from officers .............               (718)                                                       (718)
     (Deficit) retained earnings ................            (92,843)              7,413              (7,539)            (92,969)
     Accumulated other comprehensive loss .......             (1,250)             (1,495)              1,495              (1,250)
                                                           ---------           ---------           ---------           ---------
         Total stockholders' (deficit) equity ...            (95,161)              6,915              (7,041)            (95,287)
                                                           ---------           ---------           ---------           ---------
         Total liabilities, Redeemable Common
            Stock, stockholders' (deficit) equity          $ 240,958           $  28,622           $ (20,728)          $ 248,852
                                                           =========           =========           =========           =========

                             AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1998

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                               AMSCAN
                                                             HOLDINGS AND     COMBINED
                                                               COMBINED         NON-
                                                              GUARANTORS     GUARANTORS      ELIMINATIONS    CONSOLIDATED
                                                             ------------    ----------      ------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents.........................        $110,704       $    835                         $111,539
     Accounts receivable, net..........................          39,457          5,381                           44,838
     Inventories.......................................          44,052          7,690                           51,742
     Prepaid and other current assets..................           7,284            789                            8,073
                                                               --------       --------                         --------
     Total current assets..............................         201,497         14,695                          216,192
Property, plant and equipment, net.....................          37,189          1,671                           38,860
Intangible assets, net.................................           7,479            283                            7,762
Other assets, net......................................          17,076              1         $(10,615)          6,462
                                                               --------       --------         --------        --------
     Total assets......................................        $263,241       $ 16,650         $(10,615)       $269,276
                                                               ========       ========         ========        ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Loans and notes payable...........................                        $   424                         $    424
     Due to stockholders  .............................       $  93,243                                          93,243
     Accounts payable  ................................          11,798            354                           12,152
     Accrued expenses  ................................           9,162          1,340                           10,502
     Income taxes payable .............................            (150)           317                              167
     Current portions of long-term
       obligations.....................................           2,863             48                            2,911
                                                               --------       --------                         --------
     Total current liabilities  .......................         116,916          2,483                          119,399
Long-term obligations, excluding
  current portion  ....................................         234,344             78                          234,422
Deferred tax liabilities  .............................           6,893                                           6,893
Other    ..............................................             307          6,711         $ (3,237)          3,781
                                                               --------       --------         --------        --------
     Total liabilities.................................         358,460          9,272           (3,237)        364,495

Stockholders' (deficit) equity:
     Common Stock......................................                            339             (339)          -
     Additional paid-in capital..........................                          458             (458)          -
     Unamortized restricted Common Stock
        award .........................................            (835)                                           (835)
     Notes receivable from officers....................            (750)                                           (750)
     (Deficit) retained earnings ......................         (92,912)         7,232           (7,232)        (92,912)
     Accumulated other comprehensive loss..............            (722)          (651)             651            (722)
                                                               --------       --------         --------        --------
         Total stockholders' (deficit) equity .........         (95,219)         7,378           (7,378)        (95,219)
                                                               --------       --------         --------        --------
         Total liabilities and
            stockholders' (deficit) equity  ...........       $ 263,241       $ 16,650         $(10,615)       $269,276
                                                              =========       ========         ========        ========

                             AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1998

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                               AMSCAN
                                                             HOLDINGS AND     COMBINED
                                                               COMBINED         NON-
                                                              GUARANTORS     GUARANTORS      ELIMINATIONS    CONSOLIDATED
                                                             ------------    ----------      ------------    ------------
Net sales  ............................................       $ 215,650       $ 31,808         $(12,164)       $235,294
Cost of sales .........................................         141,322         21,871          (12,737)        150,456
                                                              ---------       --------         --------        --------
         Gross profit  ................................          74,328          9,937              573          84,838
Operating expenses:
    Selling expenses  .................................          13,255          3,794                           17,049
    General and administrative
      expenses  .......................................          18,827          4,836             (192)         23,471
    Art and development costs  ........................           7,470                                           7,470
    Restructuring charges..............................           2,033            367                            2,400
                                                              ---------       --------         --------        --------
         Income from operations  ......................          32,743            940              765         34,448
Interest expense, net  ................................          22,684            281                           22,965
Other income, net .....................................            (833)           (58)             770           (121)
                                                              ---------       --------         --------        --------
     Income before income taxes
       and minority interests .........................          10,892            717               (5)         11,604
Income taxes  .........................................           4,350            466                            4,816
Minority interests  ...................................                             79                               79
                                                              ---------       --------         --------        --------
         Net income  ..................................       $   6,542       $    172         $     (5)       $  6,709
                                                              =========       ========         ========        ========

                             AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1998

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                               AMSCAN
                                                             HOLDINGS AND     COMBINED
                                                               COMBINED         NON-
                                                              GUARANTORS     GUARANTORS      ELIMINATIONS    CONSOLIDATED
                                                             ------------    ----------      ------------    ------------
Net sales  ............................................       $ 195,092       $ 26,703         $(11,864)       $209,931
Cost of sales .........................................         130,785         18,469          (12,683)        136,571
                                                              ---------       --------         --------        --------
         Gross profit  ................................          64,307          8,234              819          73,360
Operating expenses:
    Selling expenses  .................................          10,549          3,177                           13,726
    General and administrative
      expenses  .......................................          17,298          3,930             (456)         20,772
    Art and development costs  ........................           5,282                                           5,282
    Non-recurring charges in
      connection with the Merger   ....................          22,083                                          22,083
                                                              ---------       --------         --------        --------
         Income from operations  ......................           9,095          1,127            1,275          11,497
Interest expense, net  ................................           3,828             64                            3,892
Other (income) expense, net ...........................          (1,717)            51            1,595            (71)
                                                              ---------       --------         --------        --------
     Income before income taxes
       and minority interests .........................           6,984          1,012             (320)          7,676
Income taxes  .........................................           7,166            499                            7,665
Minority interests  ...................................                            193                              193
                                                              ---------       --------         --------        --------
         Net (loss) income  ...........................       $    (182)      $    320         $   (320)       $   (182)
                                                              =========       ========         ========        ========

                             AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1998

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                               AMSCAN
                                                             HOLDINGS AND     COMBINED
                                                               COMBINED         NON-
                                                              GUARANTORS     GUARANTORS      ELIMINATIONS    CONSOLIDATED
                                                             ------------    ----------      ------------    ------------
Net sales .............................................       $ 176,808       $ 24,656         $ (8,759)       $192,705
Cost of sales .........................................         117,707         15,704           (9,498)        123,913
                                                              ---------       --------         --------        --------
         Gross profit .................................          59,101          8,952              739          68,792
Operating expenses:
     Selling expenses .................................           9,723          2,115                           11,838
     General and administrative
       expenses .......................................          15,424          4,562             (720)         19,266
     Art and development costs ........................           5,173                                           5,173
     Non-recurring compensation
       in connection with the IPO .....................          15,535                                          15,535
     Special bonuses ..................................           4,222                                           4,222
                                                              ---------       --------         --------        --------
         Income from operations .......................           9,024          2,275            1,459          12,758
Interest expense, net .................................           6,688              3                            6,691
Other (income) expense, net ...........................          (2,229)            20            2,544             335
                                                              ---------       --------         --------        --------
         Income before income taxes
            and minority interests ....................           4,565          2,252           (1,085)          5,732
Income taxes ..........................................           1,035            917                            1,952
Minority interests ....................................           1,403            250                            1,653
                                                              ---------       --------         --------        --------
         Net income ...................................       $   2,127       $  1,085         $ (1,085)       $  2,127
                                                              =========       ========         ========        ========
Pro forma data (unaudited)
  (Note 12):
     Income before income taxes .......................                                                        $  4,079
     Pro forma income tax expense .....................                                                           1,827
                                                                                                               --------
         Pro forma net income .........................                                                        $  2,252
                                                                                                               ========

                             AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1998

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                               AMSCAN
                                                             HOLDINGS AND     COMBINED
                                                               COMBINED         NON-
                                                              GUARANTORS     GUARANTORS      ELIMINATIONS    CONSOLIDATED
                                                             ------------    ----------      ------------    ------------
Cash flows from operating activities:
   Net income  .............................................  $   6,542       $    172         $     (5)       $  6,709
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization  .......................      7,954            547                            8,501
      Amortization of deferred financing costs..............        748                                             748
      Loss (gain) on disposal of property and equipment ....          2            (24)                             (22)
      Provision for doubtful accounts  .....................      2,767            569                            3,336
      Restructuring charges.................................      1,999            401                            2,400
      Amortization of Restricted Common Stock award  .......        260                                             260
      Deferred income tax provision  (benefit)..............      2,469            (28)                           2,441
      Changes in operating assets and liabilities,
      net of acquisitions:
            (Increase) decrease in accounts receivable .....     (1,138)            14                           (1,124)
            Decrease in inventories ........................      4,701          2,026              126           6,853
            Decrease in prepaid and other current assets,
            and other, net  ................................      1,302            604              172           2,078
            Increase (decrease) in other assets  ...........      2,307         (3,097)             300            (490)
            Increase in accounts payable, accrued expenses
              and income taxes payable .....................     (8,372)          (556)                          (8,928)
                                                              ---------       --------         --------        --------
            Net cash provided by operating activities  .....     21,541            628              593          22,762

Cash flows from investing activities:
   Cash paid for acquisitions...............................    (78,382)                                        (78,382)
   Capital expenditures ....................................     (7,334)          (180)                          (7,514)
   Proceeds from disposal of property and equipment  .......      2,694             75                            2,769
                                                              ---------       --------         --------        --------
            Net cash used in investing activities ..........    (83,022)          (105)                         (83,127)

Cash flows from financing activities:
   Net proceeds from sale of Capital Stock  ................        181                                             181
   Payments to acquire Common Stock in the Merger...........    (93,155)                                        (93,155)
   Proceeds from loans, notes payable and long-term
     obligations net of debt issuance costs of $964.........     59,036             28                           59,064
   Repayment of loans, notes payable and
     long-term obligations                                      (15,432)          (485)                         (15,917)
   Subchapter  S distributions and other....................         65            400             (400)             65
                                                              ---------       --------         --------        --------
            Net cash used in financing activities...........    (49,305)           (57)            (400)        (49,762)
   Effect of exchange rate changes on cash..................        605           (707)            (193)           (295)
                                                              ---------       --------         --------        --------
            Net decrease in cash and cash
              equivalents...................................   (110,181)          (241)             -          (110,422)
Cash and cash equivalents at beginning of year..............    110,704            835                          111,539
                                                              ---------       --------         --------        --------
Cash and cash equivalents at end of year....................  $     523       $    594         $    -          $  1,117
                                                              =========       ========         ========        ========

                             AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1998

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                               AMSCAN
                                                             HOLDINGS AND     COMBINED
                                                               COMBINED         NON-
                                                              GUARANTORS     GUARANTORS      ELIMINATIONS    CONSOLIDATED
                                                             ------------    ----------      ------------    ------------
Cash flows from operating activities:
   Net (loss) income  .....................................   $    (182)      $    320         $   (320)       $   (182)
   Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
      Depreciation and amortization  ......................       5,864            381                            6,245
      Amortization of deferred financing costs.............          13                                              13
      (Gain) on disposal of property and equipment ........         (31)                                            (31)
      Provision for doubtful accounts  ....................       3,419            356                            3,775
      Amortization of Restricted Common Stock award  ......         290                                             290
      Deferred income tax provision  ......................       1,625            (60)                           1,565
      Changes in operating assets and liabilities,
      net of acquisitions:
            Increase in accounts receivable ...............     (14,915)          (954)                         (15,869)
            Increase in inventories .......................      (3,773)        (2,098)                          (5,871)
            Decrease in prepaid and other current assets,
               and other net...............................       4,042          2,234                            6,276
            Decrease (increase) in other assets  ..........       2,267           (324)             920           2,863
            Increase in accounts payable, accrued expenses
              and income taxes payable ....................       4,944            151                            5,095
                                                              ---------       --------         --------        --------
            Net cash provided by operating activities  ....       3,563              6              600           4,169
Cash flows from investing activities:
   Capital expenditures ...................................      (9,390)          (847)                         (10,237)
   Proceeds from disposal of property and equipment  ......         140                                             140
                                                              ---------       --------         --------        --------
            Net cash used in investing activities .........      (9,250)          (847)                         (10,097)
Cash flows from financing activities:
   Net proceeds from sale of Common Stock  ................       4,524                                           4,524
   Capital contributions...................................       7,500            600             (600)          7,500
   Issuance of Common Stock in connection with the Merger .      61,875                                          61,875
   Payments to acquire treasury stock .....................        (290)                                           (290)
   Payments to acquire Common Stock in the Merger..........    (142,673)                                       (142,673)
   Proceeds from loans, notes payable and long-term
     obligations net of debt issuance costs of $5,500 .....     236,981             81                          237,062
   Repayment of loans, notes payable and long-term
     obligations                                                (51,743)           (68)                         (51,811)
   Repayment of indebtedness to Principal Stockholder......        (181)            (1)                            (182)
                                                              ---------       --------         --------        --------
            Net cash provided by financing activities  ....     115,993            612             (600)        116,005
   Effect of exchange rate changes on cash.................         126           (253)                            (127)
                                                              ---------       --------         --------        --------
            Net increase (decrease) in cash and cash
              equivalents..................................     110,432           (482)            -            109,950
Cash and cash equivalents at beginning of year.............         272          1,317                            1,589
                                                              ---------       --------         --------        --------
Cash and cash equivalents at end of year...................   $ 110,704       $    835             -           $111,539
                                                              =========       ========         ========        ========

                             AMSCAN HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1998

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                               AMSCAN
                                                             HOLDINGS AND     COMBINED
                                                               COMBINED         NON-
                                                              GUARANTORS     GUARANTORS      ELIMINATIONS    CONSOLIDATED
                                                             ------------    ----------      ------------    ------------
Cash flows from operating activities:
   Net income  ............................................   $   2,127       $  1,085         $ (1,085)       $  2,127
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Stock compensation expense in
        connection with the IPO  ..........................      10,920                                          10,920
      Depreciation and amortization  ......................       4,764            373                            5,137
      Loss on disposal of property and
        equipment  ........................................         660                                             660
      Provision for doubtful accounts  ....................       2,048            302                            2,350
      Deferred income tax provision  ......................         648            100                              748
      Changes in operating assets and liabilities,
      net of acquisitions:
            Increase in accounts receivable ...............      (6,684)        (1,164)                          (7,848)
            Increase in inventories .......................        (458)          (222)                            (680)
            (Increase) decrease in deposits and other, net       (4,192)           396                           (3,796)
            (Increase) decrease in other assets ...........        (187)          (215)           1,085             683
            Increase in accounts payable and accrued
              expenses ....................................       1,456            516                            1,972
                                                              ---------       --------         --------        --------
            Net cash provided by operating activities  ....      11,102          1,171              -            12,273

Cash flows from investing activities:
   Capital expenditures  ..................................      (7,076)          (537)                          (7,613)
                                                              ---------       --------         --------        --------
            Net cash used in investing activities .........      (7,076)          (537)                          (7,613)

Cash flows from financing activities:
   Net proceeds from IPO  .................................      43,340                                          43,340
   Proceeds from loans, notes payable and long-term
     indebtedness  ........................................       2,777            496                            3,273
   Repayment of loans, notes payable and long-term
     indebtedness .........................................     (11,113)          (855)                         (11,968)
   Repayment of loans, notes and subordinated
     indebtedness to Principal Stockholder ................     (16,900)          (279)                         (17,179)
   Subchapter  S distributions and other  .................     (23,574)           150                          (23,424)
                                                              ---------       --------         --------        --------
            Net cash used in financing
              activities ..................................      (5,470)          (488)                          (5,958)
Effect of exchange rate changes on cash  ..................         123            272                              395
                                                              ---------       --------         --------        --------
            Net (decrease) increase in cash
              and cash equivalents.........................      (1,321)           418              -              (903)
Cash and cash equivalents at beginning of year.............       1,593            899                            2,492
                                                              ---------       --------         --------        --------
Cash and cash equivalents at end of year...................   $     272       $  1,317              -          $  1,589
                                                              =========       ========         ========        ========

                                   SCHEDULE II
                              AMSCAN HOLDINGS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                  BEGINNING                                        ENDING
                                                                   BALANCE      WRITE-OFFS       ADDITIONS         BALANCE
                                                                  ---------     ----------       ---------         -------
Allowance for Doubtful Accounts:
    For the year ended:
       December 31, 1996  ..................................       $ 2,505       $   717          $ 2,350          $ 4,138
       December 31, 1997  ..................................         4,138         2,220            3,775            5,693
       December 31, 1998....................................         5,693         5,459            6,641 (1)        6,875

                                                                  BEGINNING                                        ENDING
                                                                   BALANCE      WRITE-OFFS       ADDITIONS         BALANCE
                                                                  ---------     ----------       ---------         -------
Inventory Reserves:
    For the year ended:
       December 31, 1996  ..................................       $ 1,228       $   731          $ 1,188          $ 1,685
       December 31, 1997  ..................................         1,685         1,562            1,039            1,162
       December 31, 1998....................................         1,162           906            1,336            1,592


(1) Includes approximately $3,305 of an allowance for doubtful accounts in connection with receivables purchased in the acquisition of Anagram.