Form 10-Q
period 1999-03-31
AMSCAN HOLDINGS INC
filed 1999-05-17
CIK 1024729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 F O R M 10 - Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number   000-21827
                       --------------


                              AMSCAN HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                 13-3911462
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
                or organization)                              Number)


                      80 Grasslands Road
                      Elmsford, New York                     10523
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


          Yes X     No ____



As of May 12, 1999, 1,132.41 shares of Registrants' Common Stock, par value $0.10, were outstanding.

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-Q

                                 March 31, 1999

                                Table of Contents



                                   Part I Page

Item 1    Financial Statements (Unaudited)

          Consolidated Balance Sheets at March 31, 1999 and December 31,
               1998.......................................................... 3

          Consolidated Statements of Operations for the Three
               Months Ended March 31, 1999 and 1998.......................... 4

          Consolidated Statement of Stockholders' Deficit for the
               Three Months Ended March 31, 1999............................. 5

          Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 1999 and 1998.......................... 6

          Notes to Consolidated Financial Statements......................... 7

Item 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................... 11

Item 3    Quantitative and Qualitative Disclosures About Market
               Risk......................................................... 15


                                     Part II


Item 6    Exhibits and Reports on Form 8-K.................................. 15


Signature................................................................... 16

                              AMSCAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                       March 31,    December 31,
                                                        1999            1998
                                                  ---------------   ------------
                                                      (Unaudited)      (Note)

                                     ASSETS

Current assets:
   Cash and cash equivalents......................      $    934      $   1,117
   Accounts receivable, net of allowances.........        57,954         49,339
   Inventories....................................        53,408         54,691
   Prepaid expenses and other current assets......        13,942          9,113
                                                     -----------    -----------
         Total current assets.....................       126,238        114,260
Property, plant and equipment, net................        59,585         59,260
Intangible assets, net............................        65,600         66,500
Other assets, net.................................         9,398          8,832
                                                     -----------    -----------
         Total assets.............................      $260,821       $248,852
                                                        ========       ========

         LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Short-term obligations.........................     $  17,235      $   9,628
   Accounts payable...............................        11,783         11,494
   Accrued expenses...............................        19,095         17,520
   Income taxes payable...........................         3,455            593
   Current portion of long-term obligations.......         3,434          3,549
                                                      ----------    -----------
         Total current liabilities................        55,002         42,784
Long-term obligations, excluding current portion..       269,926        270,127
Deferred income tax liabilities...................         8,320          8,128
Other.............................................         3,341          3,553
                                                      ----------     ----------
         Total liabilities........................       336,589        324,592

Redeemable Common Stock...........................        19,547         19,547

Stockholders' deficit:
   Common Stock...................................         -             -
   Additional paid-in capital.....................           225            225
   Unamortized restricted Common Stock award, net.          (532)          (575)
   Notes receivable from officers.................          (698)          (718)
   Deficit .......................................       (93,054)       (92,969)
   Accumulated other comprehensive loss...........        (1,256)        (1,250)
                                                     -----------     ----------
         Total stockholders' deficit..............       (95,315)       (95,287)
                                                     -----------     ----------

         Total liabilities, Redeemable Common
               Stock and stockholders' deficit....      $260,821       $248,852
                                                     ===========     ==========


     Note: The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date.

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                             Three Months Ended March 31,
                                                                                 1999            1998
                                                                             -----------    ------------
   Net sales...............................................................    $76,440         $55,561
   Cost of sales...........................................................     48,120          35,989
                                                                               -------         -------
         Gross profit......................................................     28,320          19,572

   Operating expenses:
      Selling expenses.....................................................      5,854           3,626
      General and administrative...........................................      7,044           4,319
      Provision for doubtful accounts (includes $5,950 in 1999
         related to Party City Corporation)................................      6,412             772
      Art and development costs............................................      2,666           1,620
                                                                              --------        --------
         Total operating expenses..........................................     21,976          10,337
                                                                              --------        --------
         Income from operations............................................      6,344           9,235

   Interest expense, net...................................................      6,434           5,265
   Other expense (income), net.............................................         22             (40)
                                                                             ----------       ---------
            (Loss) income before income taxes and minority interests.......       (112)          4,010

   Income tax (benefit) expense............................................        (46)          1,664
   Minority interests......................................................         19              75
                                                                            ----------      ----------
         Net (loss) income.................................................  $     (85)       $  2,271
                                                                             =========        ========






          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    For The Three Months Ended March 31, 1999
                             (Dollars in thousands)
                                   (Unaudited)


                                                        Unamortized
                                                        Restricted       Notes                Accumulated
                                          Additional      Common       Receivable                Other
                                   Common   Paid-in     Stock Award,     from                Comprehensive
                                   Stock    Capital         Net         Officers  Deficit          Loss         Total
                                   ------ ----------    ------------   ---------  -------    -------------      -----
Balance at December 31, 1998..    $       $    225   $    (575)    $    (718)   $(92,969)     $  (1,250)     $(95,287)

   Net loss...................                                                       (85)                         (85)
   Net change in cumulative
      translation adjustment..                                                                       (6)           (6)
                                                                                                              --------
         Comprehensive loss...                                                                                    (91)

   Payments received on  notes
      receivable from officers                                            20                                       20
   Amortization of restricted
      Common Stock award......                              43                                                     43
                                 ------  ---------  ----------     ----------     --------        -------    ---------

Balance at March 31, 1999.....   $   -    $    225  $    (532)     $    (698)    $(93,054)       $(1,256)     $(95,315)
                                 ======   ========  ==========     ==========     ========        =======      ========





          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                              Three Months Ended March 31,
                                                                                                1999               1998
                                                                                           ------------        ------------
Cash flows from operating activities:
     Net (loss) income..................................................................         $   (85)     $   2,271
     Adjustments to reconcile net (loss) income to net cash used in operating activities:
        Depreciation and amortization...................................................           3,219          1,723
        Amortization of deferred financing costs........................................             217            162
        Amortization of restricted Common Stock award...................................              43             65
        Provision for doubtful accounts.................................................           6,412            772
        Deferred income tax benefit.....................................................          (1,891)          (135)
        Loss on disposal of property and equipment......................................              71
        Changes in operating assets and liabilities:
           Increase in accounts receivable..............................................         (14,954)        (9,938)
           Decrease in inventories......................................................           1,283          4,939
           (Increase) decrease in prepaid expenses and other current assets.............          (2,746)           632
           Increase (decrease) in accounts payable, accrued expenses and
              income taxes payable......................................................           4,746         (1,249)
     Other, net.........................................................................          (1,005)          (635)
                                                                                              -----------       -------
        Net cash used in operating activities...........................................          (4,690)        (1,393)

Cash flows from investing activities:
     Capital expenditures...............................................................          (2,205)        (1,072)
     Proceeds from sale of property and equipment.......................................             100             17
                                                                                             ------------    ----------
        Net cash used in investing activities...........................................          (2,105)        (1,055)

Cash flows from financing activities:
     Payments to acquire Common Stock in Merger.........................................             (18)       (92,731)
     Proceeds from short-term obligations...............................................           7,607
     Repayment of loans, notes payable and long-term obligations........................            (942)        (1,116)
     Other .............................................................................              20
                                                                                             -----------       --------
        Net cash provided by (used in) financing activities.............................           6,667        (93,847)

     Effect of exchange rate changes on cash and cash equivalents.......................             (55)          (104)
                                                                                              ----------    -----------
        Net decrease in cash and cash equivalents.......................................            (183)       (96,399)
Cash and cash equivalents at beginning of period........................................           1,117        111,539
                                                                                               ---------     ----------
Cash and cash equivalents at end of period..............................................      $      934     $   15,140
                                                                                              ==========     ==========

Supplemental Disclosures:
           Interest paid................................................................          $3,553         $2,839
           Taxes paid...................................................................            $292           $188



Capital lease obligations of $651 were incurred during the three months ended March 31, 1999. There were no capital lease obligations incurred during the three months ended March 31, 1998.


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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The results of

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


operations may be affected by seasonal factors such as the timing of holidays or industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the financial statements and footnotes thereto included in the Amscan Holdings' Annual Report on Form 10-K for the year ended December 31, 1998.


Note 3: Inventories

     Inventories consisted of the following:

                                                March 31,     December 31,
                                                  1999           1998
                                              -----------    -------------
                                                       (In thousands)
                  Finished goods  ............  $46,474       $48,093
                  Raw materials  .............    4,538         4,845
                  Work-in-process  ...........    4,406         3,345
                                                --------      --------
                                                 55,418        56,283
                  Less:  reserve for slow
                    moving and obsolete
                    inventory.................   (2,010)       (1,592)
                                                --------      --------
                                                $53,408       $54,691
                                                ========      ========

     Inventories are valued at the lower of cost, determined on a first in - first out basis, or market.


Note 4: Income Taxes

     The consolidated income tax (benefit) provision for the three months ended March 31, 1999 and 1998 were determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 1999 and 1998, respectively. The differences between the consolidated effective income tax rate and the U.S. Federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations.


Note 5: Comprehensive (Loss) Income

     During the first quarter of 1999 and 1998, total comprehensive (loss) income amounted to $(91,000) and $2,256,000, respectively, consisting of net
(loss) income of $(85,000) and $2,271,000 and foreign currency translation adjustments of $(6,000) and $(15,000), respectively. Accumulated other comprehensive loss at March 31, 1999 and December 31, 1998 consisted solely of the Company's foreign currency translation adjustment.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


Note 6: Capital Stock

     At March 31, 1999 and December 31, 1998, respectively, the Company's authorized capital stock consisted of 5,000,000 shares of preferred stock, $0.10 par value, of which no shares were issued or outstanding, and 3,000 shares of common stock, $0.10 par value, of which 1,132.41 shares were issued and outstanding.


Note 7: Segment Information

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

     The Company's geographic area data is as follows (dollars in thousands):




                                                                  Domestic       Foreign       Eliminations      Consolidated
         Three Months Ended March 31, 1999

         Sales to unaffiliated customers...................      $  66,534      $  9,906                        $   76,440
         Sales between geographic areas....................          4,496           471       $   (4,967)                -
                                                               -----------    ----------       ----------- ----------------
         Net sales.........................................      $  71,030       $10,377       $   (4,967)      $   76,440
                                                                 =========       =======       ===========      ==========

         Income from operations............................       $  6,039        $  305                         $   6,344
                                                                  ========        ======
         Interest expense, net.............................                                                          6,434
         Other expense, net................................                                                             22
                                                                                                                ----------
         Loss before income taxes and minority
             interests.....................................                                                      $    (112)
                                                                                                                 ==========

         Long-lived assets at March 31, 1999                    $133,121        $  14,686      $  (13,224)       $ 134,583
                                                                ========        =========      ==========        =========

         Three Months Ended March 31, 1998
         Sales to unaffiliated customers...................      $  49,287      $  6,274                         $  55,561
         Sales between geographic areas....................          1,793                     $   (1,793)               -
                                                                ----------  -------------      -----------      ----------
         Net sales.........................................      $  51,080      $  6,274       $   (1,793)       $  55,561
                                                                 =========      ========       ===========       =========

         Income from operations............................     $    8,922     $     313                         $   9,235
                                                                ==========     =========
         Interest expense, net.............................                                                          5,265
         Other income, net.................................                                                            (40)
                                                                                                                  --------
         Income before income taxes and minority
             interests.....................................                                                        $ 4,010
                                                                                                                   =======

         Long-lived assets at March 31, 1998...............        $53,422      $  1,799         $ (1,939)         $53,282
                                                                   =======      ========         =========         =======

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


Note 8: Provision for Doubtful Accounts

     During the first quarter of 1999, the Company's largest customer, Party City Corporation ("Party City") announced that, due to difficulties implementing new financial reporting and accounting systems, it would not be able to complete its year end audit and that it would be in default of certain covenants of its credit facility as of December 31, 1998. The Company understands that Party City is negotiating with its lenders to amend its credit facility and with its vendors to amend existing credit terms on certain inventory. The Company also understands that Party City is considering various alternatives to improve its current financial condition. Based on the current financial condition of Party City, the Company has established reserves approximating 50% of the $13,200,000 accounts receivable balance due from Party City corporate stores at March 31, 1999, including $5,950,000 charged to the provision for doubtful accounts during the first quarter of 1999.

     For the three months ended March 31, 1999 and 1998, sales to Party City's corporate stores represented 18% and 11%, respectively, of consolidated net sales. If Party City were to significantly reduce their volume of purchases from the Company for any reason, the Company's financial condition and results of operations could be materially adversely affected.

Item 2 . Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
Percentage of Net Sales

                                                  Three Months Ended March 31,
                                                     1999             1998
                                                  ----------       --------
      Net sales...................................    100.0%        100.0%
      Cost of sales...............................     63.0          64.8
                                                     ------        ------
              Gross profit........................     37.0          35.2
      Operating expenses:
         Selling expenses.........................      7.7           6.5
         General and administrative expenses......      9.2           7.8
         Provision for doubtful accounts (7.8%
             in 1999 related to Party City).......      8.4           1.4
         Art and development costs................      3.5           2.9
                                                    -------       -------
              Total operating expenses............     28.8          18.6
                                                     ------        ------
              Income from operations..............      8.2          16.6
      Interest expense, net.......................      8.4           9.5
      Other expense (income), net.................     -             (0.1)
                                                   ---------     --------
              (Loss) income before income taxes
                   and minority interests.........     (0.2)          7.2
      Income tax (benefit) expense................     (0.1)          3.0
      Minority interests..........................        -           0.1
                                                    --------      --------
              Net (loss) income...................     (0.1)%         4.1%
                                                    ========     =========


Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Net sales for the three months ended March 31, 1999 were $76.4 million, as compared to $55.6 million for the three months ended March 31, 1998. Net sales for the three months ended March 31, 1999 increased by 37.6%, reflecting the September 1998 acquisition of Anagram International Inc. ("Anagram"), a manufacturer and distributor of metallic balloons, and strong growth in sales to both party goods superstores and smaller independent stores. The Company attributes its sales growth to the growth in party goods superstores, a realignment of its independent sales force, and its marketing strategy of continually offering new products, new designs and themes for existing products.

     Gross profit for the three months ended March 31, 1999 was $28.3 million, or 37.0% of net sales, as compared to 35.2% for the three months ended March 31, 1998. The increase in gross profit margin principally reflects the savings associated with the restructuring of the Company's distribution operations begun in the second quarter of 1998 as well as initial synergies arising from the acquisition of Anagram.

     Selling expenses of $5.9 million for the three months ended March 31, 1999 were $2.2 million higher than those of the corresponding quarter in 1998. Selling expenses increased as a percentage of net sales from 6.5% to 7.7% principally due to the inclusion of the results of Anagram which historically operates at a higher level of expense as a percentage of sales , additional catalogues and advertising and the realignment of the independent sales force.

     General and administrative expenses of $7.0 million increased by $2.7 million for the three months ended March 31, 1999 as compared to the corresponding quarter in 1998. General and administrative expenses increased as a percentage of net sales from 7.8% to 9.2%. The increase primarily results from the additional amortization of goodwill and other intangible assets arising from the acquisition of Anagram as well as the inclusion of Anagram results, which historically operates at a higher level of expense as a percentage of sales.

     During the first quarter of 1999, the Company's largest customer, Party City Corporation ("Party City") announced that, due to difficulties implementing new financial reporting and accounting systems, it would not be able to complete its year end audit and that it would be in default of certain covenants of its credit facility as of December 31, 1998. The Company understands that Party City is negotiating with its lenders to amend its credit facility and with its vendors to amend existing credit terms on certain inventory. The Company also understands that Party City is considering various alternatives to improve its current financial condition. Based on Party City's current financial condition, the Company has established reserves approximating 50% of the $13,200,000 accounts receivable balance due from Party City corporate stores at March 31, 1999, including $5,950,000 charged to the provision for doubtful accounts during the first quarter of 1999.

     Art and development costs of $2.7 million for the three months ended March 31, 1999, increased by $1.0 million compared to the corresponding quarter in 1998. As a percentage of net sales, art and development costs increased from 2.9% to 3.5%, and reflect the Company's investment in additional staff associated with the development of new product lines.

     Interest expense of $6.4 million for the three months ended March 31, 1999 increased by $1.2 million as compared to the corresponding period in 1998 principally due to the Company's increased borrowings in connection with the acquisition of Anagram (see "Liquidity and Capital Resources").

     Income taxes for the three months ended March 31, 1999 and 1998 were based upon estimated consolidated effective income tax rates of 40.85% and 41.5% for the years ending December 31, 1999 and 1998, respectively.

     Minority interests represent the portion of income of the Amscan Holdings' subsidiaries attributable to equity ownership not held by Amscan Holdings.


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

     The Company is obligated to obtain interest rate protection, pursuant to interest rate swaps, caps or other similar arrangements satisfactory to GS Credit Partners, with respect to a notional amount of not less than half of the aggregate amount outstanding under the Term Loan, which protection must remain in effect for not less than three years. The interest rate swap contracts require the Company to settle the difference in interest obligations quarterly. The Company had two interest rate swap contracts outstanding with a financial institution and Goldman Sachs Capital Markets, L.P. covering $93,500,000 of its Term Loan at effective interest rates ranging from 7.18% to 8.36% at March 31, 1999.

     In addition to the Term Loan, the Bank Credit Facilities, as amended, provide for revolving loan borrowings of up to $50 million (the "Revolving Credit Facility"). The Revolving Credit Facility has a term of five years and bears interest, at the option of the Company, at the lenders' customary base rate plus 1.25% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.25% per annum. Interest on balances outstanding under the Revolving Credit Facility are subject to adjustment in the future based on the Company's performance. At

March 31, 1999, the Company had borrowing capacity of approximately $28.0 million under the Revolving Credit Facility.

     The Company financed the September 1998 acquisition of Anagram with $40 million of senior term debt, approximately $20 million of additional revolving credit borrowings, cash on hand, the issuance of 120 shares of the Company's Redeemable Common Stock valued at $12.6 million and warrants to purchase 10 shares of the Company's Common Stock valued at $0.2 million. In connection with and upon consummation of the acquisition, the Company amended and restated the Revolving Credit Facility to provide for, among other things, the additional senior term debt.

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

     The Merger Financings and the amendments to the Company's credit agreements may affect the Company's ability to make future capital expenditures. However, management believes that additions to plant and equipment during the past three years provide adequate capacity to support its operations for at least the next 12 months. As of March 31, 1999, the Company did not have material commitments for capital expenditures.


Cash Flow Data - Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     During the three months ended March 31, 1999, net cash used in operating activities totaled $4.7 million as compared to $1.4 million during the same quarter in 1998. The increase in net cash used in operating activities reflects growth in the Company's net accounts receivable balance, as a result of increased sales which have extended terms given to customers in association with new promotions, partially offset by the changes in other operating assets and liabilities.

     Net cash used in investing activities during the first quarter of 1999 of $2.1 million increased by $1.0 million from the same period in 1998 and principally reflects an upgrade of the Company's data processing systems as well as inclusion of the capital expenditures of Anagram in the first quarter of 1999.

     During the first quarter of 1999, net cash provided by financing activities of $6.7 million consisted principally of proceeds from short-term working capital borrowings, partially offset by the scheduled maturity of long-term obligations. During the comparable period in 1998, net cash used in financing activities of $93.8 million consisted principally of payments to former shareholders whose investment in Company Common Stock was converted into the right to receive cash in connection with the Merger in 1997.


Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement requires all derivatives to be recognized on the balance sheet at fair value and establishes standards for the recognition of changes in such fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company expects to adopt SFAS No. 133 effective January 1, 2000. Because of the Company's limited use of derivatives, management does not anticipate the adoption of SFAS No. 133 will have a significant effect on earnings or the financial position of the Company.

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

     To date, the Company is 70% complete, and expects to complete the upgrade of its principal software by June 30, 1999 and believes that the Year 2000 issue will not pose significant operational problems for its computer systems. However, there can be no guarantee that the estimated cost and completion will be achieved and the actual results could differ materially from those anticipated.


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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company's earnings are affected by changes in interest rates as a result of its issuance of variable rate indebtedness. However, the Company utilizes interest rate swap agreements and other off-balance sheet financial instruments to manage the market risk associated with fluctuations in interest rates. If market interest rates for the Company's variable rate indebtedness averaged 2% more for the three months ended March 31, 1999 above the interest rates actually paid, the Company's interest expense, after considering the effects of its interest rate swap agreements, would increase, and income before taxes would decrease by $0.4 million. This amount is determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment balances, and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

     The Company's earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in foreign markets. Foreign currency forward contracts are used periodically to hedge against the earnings effects of such fluctuations. A uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's foreign sales are denominated would have resulted in a decrease in gross profit of $0.3 million for the three months ended March 31, 1999. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.



                                     Part II


Item 6. Exhibits and Reports on Form 8-K


          (a)     Exhibits

                    Exhibit
                    Number                               Description


                      27                           Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             AMSCAN HOLDINGS, INC.


                             By: /s/ Michael A. Correale
                                 -----------------------
                                 Michael A. Correale
                                 Controller
                                 (on behalf of the registrant and as principal
Date: May 17, 1999               accounting officer)