Form 10-Q
period 1999-06-30
AMSCAN HOLDINGS INC
filed 1999-08-13
CIK 1024729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 F O R M 10 - Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1999


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


As of August 11, 1999, 1,132.41 shares of Registrants' Common Stock, par value $0.10, were outstanding.

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-Q

                                  June 30, 1999

                                Table of Contents



                                   Part I                                   Page

Item 1    Financial Statements  (Unaudited)

          Consolidated Balance Sheets at June 30, 1999 and
          December 31, 1998...............................................    3

          Consolidated Statements of Income for the Three
          and Six Months Ended June 30, 1999 and 1998.....................    4

          Consolidated Statement of Stockholders' Deficit
          for the Six Months Ended June 30, 1999..........................    5

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1999 and 1998.........................    6

          Notes to Consolidated Financial Statements......................    7

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................   11

Item 3    Quantitative and Qualitative Disclosures About
          Market Risk ....................................................   16


                                     Part II


Item 6    Exhibits and Reports on Form 8-K................................   17


Signature ................................................................   18


                              AMSCAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                              June 30,          December 31,
                                                                                                1999                1998
                                                                                              -------           -----------
                                                                                             (Unaudited)           (Note)

                                     ASSETS
Current assets:
   Cash and cash equivalents..............................................................   $       766         $    1,117
   Accounts receivable, net of allowances.................................................        57,538             49,339
   Inventories............................................................................        57,582             54,691
   Prepaid expenses and other current assets..............................................        11,464              9,113
                                                                                              ----------        -----------
         Total current assets.............................................................       127,350            114,260
Property, plant and equipment, net........................................................        60,993             59,260
Intangible assets, net....................................................................        64,843             66,500
Other assets, net.........................................................................        11,236              8,832
                                                                                              ----------        -----------
         Total assets.....................................................................      $264,422           $248,852
                                                                                                ========           ========

         LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Short-term obligations.................................................................     $  16,625          $   9,628
   Accounts payable.......................................................................        17,843             11,494
   Accrued expenses.......................................................................        16,643             17,520
   Income taxes payable...................................................................         1,386                593
   Current portion of long-term obligations...............................................         3,322              3,549
                                                                                              ----------         ----------
         Total current liabilities........................................................        55,819             42,784
Long-term obligations, excluding current portion..........................................       269,130            270,127
Deferred income tax liabilities...........................................................        10,046              8,128
Other.....................................................................................         3,163              3,553
                                                                                              ----------         ----------
         Total liabilities................................................................       338,158            324,592

Redeemable Common Stock...................................................................        19,547             19,547

Stockholders' deficit:
   Common Stock...........................................................................             -                  -
   Additional paid-in capital.............................................................           225                225
   Unamortized restricted Common Stock award, net.........................................          (490)              (575)
   Notes receivable from officers.........................................................          (674)              (718)
   Deficit ...............................................................................       (91,125)           (92,969)
   Accumulated other comprehensive loss...................................................        (1,219)            (1,250)
                                                                                             -----------         ----------
         Total stockholders' deficit......................................................       (93,283)           (95,287)
                                                                                              ----------          ---------

         Total liabilities, redeemable Common Stock and stockholders' deficit.............      $264,422           $248,852
                                                                                                ========           ========

         Note: The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date.


          See accompanying notes to consolidated financial statements.


                              AMSCAN HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)


                                                                           Three Months Ended June 30,   Six Months Ended June 30,
                                                                           ---------------------------   -------------------------
                                                                                1999         1998           1999          1998
                                                                                ----         ----           ----          ----
              Net sales..................................................      $73,203      $48,686       $149,643     $104,247
              Cost of sales..............................................       46,695       31,023         94,815       67,012
                                                                              --------     --------      ---------    ---------
                    Gross profit.........................................       26,508       17,663         54,828       37,235

              Operating expenses:
                 Selling expenses........................................        5,503        3,533         11,357        7,159
                 General and administrative expenses.....................        7,483        4,149         14,527        8,468
                 Provision for doubtful accounts ($5,950 in the
                   six months ended June 30, 1999 related
                   to Party City Corporation)............................          709          531          7,121        1,303
                 Art and development costs...............................        2,947        1,596          5,613        3,216
                 Restructuring charges...................................            -        2,400              -        2,400
                                                                              --------     --------      ---------    ---------
                    Total operating expenses.............................       16,642       12,209         38,618       22,546
                                                                              --------     --------      ---------    ---------
                    Income from operations...............................        9,866        5,454         16,210       14,689

              Interest expense, net......................................        6,604        5,498         13,038       10,763
              Other expense (income), net................................           43          (19)            65          (59)
                                                                              --------     --------      ---------    ---------
                    Income (loss) before income taxes and
                      minority interests.................................        3,219          (25)         3,107        3,985

              Income tax expense (benefit)...............................        1,315          (10)         1,269        1,654
              Minority interests.........................................          (25)         (45)            (6)          30
                                                                              --------     --------      ---------    ---------
                    Net income...........................................     $  1,929    $      30      $   1,844    $   2,301
                                                                              ========    ==========     =========    =========

















          See accompanying notes to consolidated financial statements.


                              AMSCAN HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                         Six Months Ended June 30, 1999
                             (Dollars in thousands)
                                   (Unaudited)


                                                           Unamortized
                                                            Restricted          Notes                     Accumulated
                                              Additional      Common         Receivable                      Other
                                    Common      Paid-in    Stock Award,         from                     Comprehensive
                                    Stock       Capital         Net           Officers       Deficit          Loss         Total
                                   --------  -----------   ------------     --------------   --------    -------------   ---------

Balance at December 31, 1998..     $     -   $    225         $(575)          $(718)         $(92,969)      $(1,250)     $(95,287)

   Net income.................                                                                  1,844                       1,844
   Net change in cumulative
      translation adjustment..                                                                                   31            31
                                                                                                                         --------
         Comprehensive income.                                                                                              1,875

   Payments received on  notes
      receivable from officers                                                   44                                            44
   Amortization of restricted
      Common Stock award......                                   85                                                            85
                                  ---------  ----------      -------        ----------       ---------     -----------   ---------

Balance at June 30, 1999......    $       -  $      225       $(490)          $(674)         $(91,125)      $(1,219)     $(93,283)
                                  =========  ==========       ======          ======         =========      ========     =========


























          See accompanying notes to consolidated financial statements.


                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                               Six Months Ended June 30,
                                                                                               -------------------------
                                                                                                 1999             1998
                                                                                              ----------       ----------
Cash flows from operating activities:
    Net income..........................................................................       $    1,844     $   2,301
    Adjustments to reconcile net income to net cash (used in) provided  by operating activities:
       Depreciation and amortization....................................................           6,575          3,445
       Amortization of deferred financing costs.........................................             435            348
       Amortization of restricted Common Stock award....................................              85            130
       Provision for doubtful accounts..................................................           7,121          1,303
       Restructuring charges............................................................                          2,400
       Deferred income tax expense (benefit)............................................             164           (251)
       Loss (gain) on disposal of property and equipment................................              72             (2)
       Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable....................................         (15,252)           880
          (Increase) decrease in inventories............................................          (2,891)         5,259
          (Increase) decrease in prepaid expenses and other current assets..............            (597)           492
          Increase (decrease) in accounts payable, accrued expenses and
             income taxes payable.......................................................           6,167         (8,905)
       Other, net.......................................................................          (3,893)        (1,294)
                                                                                               ---------      ---------
          Net cash (used in) provided by operating activities...........................            (170)         6,106

Cash flows from investing activities:
    Capital expenditures................................................................          (6,234)        (2,474)
    Proceeds from sale of property and equipment........................................             113             23
                                                                                               ---------      ---------
          Net cash used in investing activities.........................................          (6,121)        (2,451)

Cash flows from financing activities:
    Payments to acquire Common Stock in Merger..........................................             (25)       (93,085)
    Net proceeds from issuance of Common Stock..........................................                            181
    Proceeds from short-term obligations................................................           6,997            167
    Repayment of loans, notes payable and long-term obligations.........................          (1,286)        (2,058)
    Other ..............................................................................              44             22
                                                                                               ---------      ---------
          Net cash provided by (used in) financing activities...........................           5,730        (94,773)

Effect of exchange rate changes on cash and cash equivalents............................             210           (588)
                                                                                               ---------      ---------
          Net decrease in cash and cash equivalents.....................................            (351)       (91,706)
Cash and cash equivalents at beginning of period........................................           1,117        111,539
                                                                                               ---------      ---------
Cash and cash equivalents at end of period..............................................       $     766      $  19,833
                                                                                               =========      =========

Supplemental Disclosures:
           Interest paid................................................................         $11,946         $8,345
           Taxes paid, net of refunds...................................................            $266         $2,297


Capital lease obligations of $651 and $94 were incurred during the six months ended June 30, 1999 and 1998, respectively.

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1:  Organization and Description of Business

         Amscan Holdings, Inc. ("Amscan Holdings" and, together with its subsidiaries, "AHI" or the "Company") was incorporated on October 3, 1996 for the purpose of becoming the holding company for Amscan Inc. and certain affiliated entities.

         Amscan Holdings and its subsidiaries design, manufacture, contract for manufacture and distribute party and novelty goods principally in the United States, Canada and Europe.


Note 2:  Basis of Presentation

         The consolidated financial statements include the accounts of Amscan Holdings and its subsidiaries.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The results of operations may be affected by seasonal factors such as the timing of holidays or industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the financial statements and footnotes thereto included in the Amscan Holdings' Annual Report on Form 10-K for the year ended December 31, 1998.


Note 3:  Inventories

         Inventories consisted of the following (dollars in thousands):

                                                                                June 30,        December 31,
                                                                                  1999               1998
                                                                                ---------       ------------
           Finished goods  ................................................      $49,426           $48,093
           Raw materials  .................................................        5,087             4,845
           Work-in-process  ...............................................        4,677             3,345
                                                                                ---------         ---------
                                                                                  59,190            56,283
           Less:  reserve for slow moving and obsolete inventory...........       (1,608)           (1,592)
                                                                                ---------         ---------
                                                                                 $57,582           $54,691
                                                                                =========         =========

         Inventories are valued at the lower of cost, determined on a first in - first out basis, or market.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


Note 4:  Income Taxes

         The consolidated income tax expense (benefit) for the three and six month periods ended June 30, 1999 and 1998 were determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 1999 and 1998, respectively. The differences between the consolidated effective income tax rate and the U.S. Federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations.


Note 5:  Comprehensive Income (Loss)

       Comprehensive income (loss) consisted of the following (dollars in thousands):

                                                            Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                        ----------------------------       ----------------------
                                                            1999          1998                1999        1998
                                                            ----          ----                ----        ----

           Net income..............................        $1,929       $  30               $1,844       $2,301
           Net change in cumulative
             translation adjustment...............             37        (530)                  31         (545)
                                                           ------        -----              ------       ------
           Comprehensive income (loss)........             $1,966       $(500)              $1,875       $1,756
                                                           ======       ======              ======       ======

         Accumulated other comprehensive loss at June 30, 1999 and December 31, 1998 consisted solely of the Company's cumulative translation adjustment.


Note 6:  Capital Stock

         At June 30, 1999 and December 31, 1998, respectively, the Company's authorized capital stock consisted of 5,000,000 shares of preferred stock, $0.10 par value, of which no shares were issued or outstanding, and 3,000 shares of common stock, $0.10 par value, of which 1,132.41 shares were issued and outstanding.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


Note 7:  Segment Information

Industry Segments
         The Company operates in one operating segment which involves the design, manufacture, contract for manufacture and distribution of party and novelty goods.

Geographic Segments
         The Company's export sales, other than those intercompany sales reported below as sales between geographic areas, are not material. Sales between geographic areas primarily consist of sales of finished goods for distribution in foreign markets. No one single foreign operation is significant to the Company's consolidated operations. Sales between geographic areas are made at cost plus a share of operating profit.

         The  Company's   geographic  area  data  is  as  follows   (dollars  in
thousands):


                                                                  Domestic       Foreign       Eliminations      Consolidated
                                                                  --------       -------       ------------      ------------
         Three Months Ended June 30, 1999
         Sales to unaffiliated customers...................       $ 63,269       $ 9,934                           $ 73,203
         Sales between geographic areas....................          5,630                      $  (5,630)                -
                                                                  --------       -------        ---------          --------
         Net sales.........................................       $ 68,899       $ 9,934        $  (5,630)         $ 73,203
                                                                  ========        ======        =========          ========

         Income (loss) from operations.....................       $ 10,096       $  (230)                          $  9,866
                                                                  ========       =======
         Interest expense, net.............................                                                           6,604
         Other expense, net................................                                                              43
                                                                                                                   --------
         Income before income taxes and minority
             interests.....................................                                                        $  3,219
                                                                                                                   ========

         Long-lived assets at June 30, 1999                       $135,787       $ 9,379        $  (8,094)         $137,072
                                                                  ========       =======        =========          ========

         Three Months Ended June 30, 1998
         Sales to unaffiliated customers...................       $ 43,066       $ 5,620                           $ 48,686
         Sales between geographic areas....................          2,396                      $  (2,396)                -
                                                                  --------       -------        ---------          --------
         Net sales.........................................       $ 45,462       $ 5,620        $  (2,396)         $ 48,686
                                                                  ========       =======        =========          ========

         Income from operations............................       $  5,103       $   351                           $  5,454
                                                                  ========       =======
         Interest expense, net.............................                                                           5,498
         Other income, net.................................                                                             (19)
                                                                                                                   --------
         Loss before income taxes and minority
             interests.....................................                                                        $    (25)
                                                                                                                   ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


                                                                  Domestic       Foreign       Eliminations      Consolidated
                                                                  --------       -------       ------------      ------------

         Six Months Ended June 30, 1999
         Sales to unaffiliated customers...................       $129,803       $19,840                          $149,643
         Sales between geographic areas....................         10,126           471         $(10,597)               -
                                                                  --------       -------         --------         --------
         Net sales.........................................       $139,929       $20,311         $(10,597)        $149,643
                                                                  ========       =======         ========         ========

         Income from operations............................       $ 16,135       $    75                          $ 16,210
                                                                  ========       =======
         Interest expense, net.............................                                                         13,038
         Other expense, net................................                                                             65
                                                                                                                  --------
         Income before income taxes and minority
             interests.....................................                                                       $  3,107
                                                                                                                  ========


         Six Months Ended June 30, 1998
         Sales to unaffiliated customers...................        $92,353       $11,894                          $104,247
         Sales between geographic areas....................          4,189                        $(4,189)               -
                                                                   -------       -------          --------        ---------
         Net sales.........................................        $96,542       $11,894          $(4,189)        $104,247
                                                                   =======       =======          =======         ========

         Income from operations............................        $14,025       $   664                          $ 14,689
                                                                   =======       =======
         Interest expense, net.............................                                                         10,763
         Other income, net.................................                                                            (59)
                                                                                                                  --------
         Income before income taxes and minority
             interests.....................................                                                       $  3,985
                                                                                                                  ========


Note 8:  Provision for Doubtful Accounts

         During the first quarter of 1999, the Company's largest customer, Party City Corporation ("Party City") announced that, due to difficulties implementing new financial reporting and accounting systems, it would not be able to complete its year end audit and that it would be in default of certain covenants of its credit facility as of December 31, 1998. The Company understands that Party City is negotiating with its lenders to amend its credit facility and with its vendors to amend existing credit terms on certain inventory. The Company also understands that Party City is considering various alternatives to improve its current financial condition. Based on the current financial condition of Party City, the Company has established reserves approximating 50% of the $13,200,000 accounts receivable balance due from Party City corporate stores at June 30, 1999, including $5,950,000 charged to the provision for doubtful accounts during the first quarter of 1999.

         For the six months ended June 30, 1999 and 1998, sales to Party City's corporate stores represented 12% and 13%, respectively, of consolidated net sales. If Party City were to significantly reduce their volume of purchases from the Company for any reason, the Company's financial condition and results of operations could be materially adversely affected.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Results of Operations
Percentage of Net Sales


                                                     Three Months Ended June 30,
                                                         1999            1998
                                                      ----------      ---------
          Net sales...................................    100.0%        100.0%
          Cost of sales...............................     63.8          63.7
                                                         ------        ------
                  Gross profit........................     36.2          36.3
          Operating expenses:
             Selling expenses.........................      7.5           7.3
             General and administrative expenses......     10.2           8.5
             Provision for doubtful accounts..........      1.0           1.1
             Art and development costs................      4.0           3.3
            Restructuring charges.....................      -             4.9
                                                        -------       -------
                  Total operating expenses............     22.7          25.1
                                                         ------       -------
                  Income from operations..............     13.5          11.2
          Interest expense, net.......................      9.0          11.3
          Other expense (income), net.................      0.1             -
                                                         -------      -------
                  Income (loss) before income taxes
                       and minority interests.........      4.4          (0.1)
          Income tax expense (benefit)................      1.8          (0.1)
          Minority interests..........................        -          (0.1)
                                                         ------      --------
                  Net income..........................      2.6%          0.1%
                                                         ======       =======


         Net sales for the three months ended June 30, 1999 totaled $73.2 million and were $24.5 million or 50.4% higher than net sales for the three months ended June 30, 1998. The increase in net sales for the three months ended June 30, 1999 primarily resulted from the inclusion of net sales of Anagram International Inc. ("Anagram") which totaled approximately $15.6 million. Anagram, a manufacturer and distributor of metallic balloons, was acquired in September 1998. The remaining increase in net sales was attributable to strong sales growth in both the party goods superstores and independent stores channels, and to sales growth principally resulting from a realignment of the Company's independent sales force in 1999.

         Gross profit margin for the three month periods ended June 30, 1999 and 1998 remained constant at approximately 36%.

         Selling expenses of $5.5 million for the three months ended June 30, 1999 were $2.0 million higher than those of the corresponding period in 1998 and increased from 7.3% of net sales to 7.5% of net sales. The increase in selling expenses reflect the inclusion of approximately $1.5 million of selling expenses from Anagram, which historically operates at a higher level of expense as a percentage of sales. The remaining increase in selling expenses resulted from the addition of several new sales catalogues and the realignment of the independent sales force in 1999.

         General and administrative expenses of $7.5 million increased by $3.3 million for the three months ended June 30, 1999 as compared to the corresponding period in 1998. General and administrative expenses increased as a percentage of net sales to 10.2% in the three months ended June 30, 1999 from 8.5% in the corresponding period of 1998. The increase primarily results from the additional amortization of goodwill and other intangible assets arising from the acquisition of Anagram as well as the inclusion of Anagram results, which historically operates at a higher level of expense as a percentage of sales.

         Provision for doubtful accounts of $0.7 million for the three months ended June 30, 1999 was $0.2 million higher than in the three months ended June 30, 1998. The provision for doubtful accounts for both periods approximated 1.0% of net sales.

         Art and development costs of $2.9 million for the three months ended June 30, 1999, increased by $1.4 million compared to the corresponding period in 1998. As a percentage of net sales, art and development costs increased to 4.0% for the three months ended June 30, 1999 as compared to 3.3% in the corresponding period of 1998 and reflected the Company's investment in additional staff associated with the development of new product lines.

         In the second quarter of 1998 the Company recorded a charge of $2.4 million for the restructuring of its distribution operations which included the closure of distribution facilities in California and Canada. The restructuring included the elimination of approximately 100 positions and reduced costs and improved operating efficiencies. The restructuring charge included the write-down of property, plant and equipment of $1.3 million, the accrual of future lease obligations of $0.5 million, severance and related costs of $0.3 million and other costs of $0.3 million.

     Interest expense of $6.6 million for the three months ended June 30, 1999 increased by $1.1 million as compared to the corresponding period in 1998, principally as a result of higher borrowings in connection with the acquisition of Anagram (see "Liquidity and Capital Resources"), partially offset by a lower average variable interest rate on borrowings under the Bank Credit Facilities (7.5% in 1999 versus 8.6% in 1998).

         Income taxes for the three months ended June 30, 1999 and 1998 were based upon estimated consolidated effective income tax rates of 40.85% and 41.5% for the years ending December 31, 1999 and 1998, respectively.



Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Results of Operations
Percentage of Net Sales

                                                       Six Months Ended June 30,
                                                        1999            1998
                                                     ----------      ---------
         Net sales...................................    100.0%        100.0%
         Cost of sales...............................     63.4          64.3
                                                        ------        ------
                 Gross profit........................     36.6          35.7
         Operating expenses:
            Selling expenses.........................      7.6           6.9
            General and administrative expenses......      9.7           8.1
            Provision for doubtful accounts (4.0%
                in 1999 related to Party City).......      4.8           1.3
            Art and development costs................      3.7           3.0
           Restructuring charges.....................        -           2.3
                                                        ------        ------
           Total operating expenses..................     25.8          21.6
                                                        ------        ------
           Income from operations....................     10.8          14.1
         Interest expense, net.......................      8.7          10.3
         Other expense (income), net.................        -          (0.1)
                                                        ------        ------
                 Income before income taxes
                 and minority interests.............       2.1           3.9
         Income tax expense..........................      0.9           1.6
         Minority interests..........................        -           0.1
                                                        ------        ------
                 Net income..........................     1.2%           2.2%
                                                        ======        ======

         Net sales for the six months ended June 30, 1999 were $149.6 million, as compared to $104.2 million for the six months ended June 30, 1998. Net sales for the six months ended June 30, 1999 increased by 43.6%, primarily resulting from the inclusion of net sales of Anagram which totaled approximately $31.0 million. The remaining increase in net sales was attributable to strong growth in sales to both party goods superstores and smaller independent stores. The Company attributes its sales growth to a realignment of its independent sales force, and its marketing strategy of continually offering new products, new designs and themes for existing products.

         Gross profit for the six months ended June 30, 1999 was $54.8 million, or 36.6% of net sales, as compared to $37.2 million or 35.7% for the six months ended June 30, 1998. The increase in gross profit margin principally reflects the savings associated with the restructuring of the Company's distribution operations begun in the second quarter of 1998 as well as improved efficiencies experienced at the manufacturing levels.

         Selling expenses of $11.4 million for the six months ended June 30, 1999 were $4.2 million higher than those of the corresponding period in 1998. Selling expenses increased as a percentage of net sales to 7.6% in the six months ended June 30, 1999 from 6.9% in the corresponding period of 1998, principally due to the inclusion of approximately $3.2 million of selling expenses of Anagram, which historically operates at a higher level of expense as a percentage of sales. The remaining increase in selling expenses resulted from the addition of several new sales catalogues and the realignment of the independent sales force in 1999.

         General and administrative expenses of $14.5 million increased by $6.1 million for the six months ended June 30, 1999 as compared to the corresponding period in 1998. General and administrative expenses increased as a percentage of net sales from 8.1% to 9.7%. The increase primarily results from the additional amortization of goodwill and other intangible assets arising from the acquisition of Anagram as well as the inclusion of Anagram results, which historically operates at a higher level of expense as a percentage of sales.

         The provision for doubtful accounts for the six months ended June 30, 1999 was $7.1 million or $5.8 million higher than in the corresponding period in 1998. During the first quarter of 1999, the Company's largest customer, Party City Corporation ("Party City") announced that, due to difficulties implementing new financial reporting and accounting systems, it would not be able to complete its year end audit and that it would be in default of certain covenants of its credit facility as of December 31, 1998. The Company understands that Party City is negotiating with its lenders to amend its credit facility and with its vendors to amend existing credit terms on certain inventory. The Company also understands that Party City is considering various alternatives to improve its current financial condition. Based on Party City's current financial condition, the Company established reserves approximating 50% of the $13.2 million accounts receivable balance due from Party City corporate stores at June 30, 1999, including $6.0 million charged to the provision for doubtful accounts during the first quarter of 1999.

         Art and development costs of $5.6 million for the six months ended June 30, 1999, increased by $2.4 million compared to the corresponding period in 1998. As a percentage of net sales, art and development costs increased to 3.7% in the six months ended June 30, 1999 from 3.0% for the same period in 1998, reflecting the Company's investment in additional staff associated with the development of new product lines.

     Interest expense of $13.0 million for the six months ended June 30, 1999 increased by $2.3 million as compared to the corresponding period in 1998 principally as a result of higher borrowings in connection with the acquisition of Anagram (see "Liquidity and Capital Resources"), partially offset by a lower average variable interest rate on borrowings under the Bank Credit Facilities (7.7% in 1999 versus 8.5% in 1998).

     Income taxes for the six months ended June 30, 1999 and 1998 were based upon estimated consolidated effective income tax rates of 40.85% and 41.5% for the years ending December 31, 1999 and 1998, respectively.

Liquidity and Capital Resources

         On December 19, 1997, the Company and Confetti Acquisition, Inc. ("Confetti") consummated a merger (the "Merger"), providing for a recapitalization of the Company in which Confetti was merged with and into the Company with the Company as the surviving corporation. The Merger was financed with an equity contribution of approximately $67.5 million (including contributions of Company Common Stock by certain employee stockholders and issuances of restricted Common Stock), $117 million from a senior term loan (the "Term Loan") provided under a bank credit agreement (the "Bank Credit Facilities") and $110 million from the issuance of 9 7/8% senior subordinated notes (the "Notes") (collectively, the "Merger Financings"). The Merger has been accounted for as a recapitalization and, accordingly, the historical basis of the Company's assets and liabilities has not been affected.

         The Company is obligated to obtain interest rate protection, pursuant to interest rate swaps, caps or other similar arrangements satisfactory to GS Credit Partners, with respect to a notional amount of not less than half of the aggregate amount outstanding under the Term Loan, which protection must remain in effect for not less than three years. The interest rate swap contracts require the Company to settle the difference in interest obligations quarterly. The Company had two interest rate swap contracts outstanding with a financial institution and Goldman Sachs Capital Markets, L.P. covering $93,500,000 of its Term Loan at effective interest rates ranging from 7.18% to 8.36% at June 30, 1999.

         In addition to the Term Loan, the Bank Credit Facilities, as amended, provide for revolving loan borrowings of up to $50 million (the "Revolving Credit Facility"). The Revolving Credit Facility has a term of five years and bears interest, at the option of the Company, at the lenders' customary base rate plus 1.25% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.25% per annum. Interest on balances outstanding under the Revolving Credit Facility are subject to adjustment in the future based on the Company's performance. At June 30, 1999, the Company had borrowing capacity of approximately $28.4 million under the Revolving Credit Facility.

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

         The Merger Financings and the amendments to the Company's credit agreements may affect the Company's ability to make future capital expenditures, and to permit potential acquisitions. However, management believes that additions to plant and equipment during the past three years provide adequate capacity to support its operations for at least the next 12 months. As of June 30, 1999, the Company did not have material commitments for capital expenditures.


Cash Flow Data - Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

         During the six months ended June 30, 1999, net cash used in operating activities totaled $0.2 million, as compared to net cash provided by operating activities totaling $6.1 million in the corresponding period of 1998. The net cash used in operating activities in 1999 reflects an increase in the Company's net accounts receivable balance, as a result of higher sales in addition to increased sales with extended terms. The increase in net accounts receivable was partially offset by the changes in other operating assets and liabilities.

         Net cash used in investing activities during the six months ended June 30, 1999 of $6.1 million increased by $3.7 million from the corresponding period in 1998, principally reflecting an upgrade of the Company's data processing systems, investment in additional manufacturing equipment, and inclusion of the capital expenditures of Anagram for the six months ended June 30, 1999.

         During the six months ended June 30, 1999, net cash provided by financing activities of $5.7 million principally consisted of the proceeds from short-term working capital borrowings, partially offset by the scheduled maturity of long-term obligations. During the comparable period in 1998, net cash used in financing activities of $94.8 million principally consisted of payments to former shareholders whose investment in Company Common Stock was converted into the right to receive cash in connection with the Merger and the scheduled repayment of debt offset by the net proceeds received from short-term borrowings and the issuance of Common Stock to employees as well as payments received applicable to notes receivable from officers


Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement requires all derivatives to be recognized on the balance sheet at fair value and establishes standards for the recognition of changes in such fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 effective January 1, 2001. Because of the Company's limited use of derivatives, management does not anticipate the adoption of SFAS No. 133 will have a significant effect on earnings or the financial position of the Company.

         Other  pronouncements   issued  by  the  FASB  or  other  authoritative
accounting   standards  groups  with  future  effective  dates  are  either  not applicable or not significant to the financial statements of the Company.


Impact of Year 2000

         The Company conducted an assessment of computer systems and manufacturing and distribution systems to identify potential problems with processing of dates beyond 1999. That assessment indicated that the software and hardware (embedded chips) used in manufacturing and distribution systems do not require remediation to be Year 2000 compliant. In July 1999, the Company completed upgrades to its principal business systems that were date-sensitive and that are now Year 2000 compliant. To date, the Company has not incurred significant expenses associated with the Year 2000 issue and management expects that the historical and anticipated remaining costs to upgrade its software will not be material.

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

         The Company is currently working on contingency plans for certain critical applications. These contingency plans are expected to be completed by September 1999 and involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

         To date, the Company is 90% complete and believes that the Year 2000 issue will not pose significant operational problems for its computer systems. However, there can be no guarantee that the estimated cost and completion will be achieved and the actual results could differ materially from those anticipated.

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


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

         The Company's earnings are affected by changes in interest rates as a result of its issuance of variable rate indebtedness. However, the Company utilizes interest rate swap agreements and other off-balance sheet financial instruments to manage the market risk associated with fluctuations in interest rates. If market interest rates for the Company's variable rate indebtedness averaged 2% more than the interest rate actually paid for the six months ended June 30, 1999, the Company's interest expense, after considering the effects of its interest rate swap agreements, would increase, and income before taxes would decrease by $0.8 million. This amount is determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment balances, and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

         The Company's earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in foreign markets. Foreign currency forward contracts are used periodically to hedge against the earnings effects of such fluctuations. A uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's foreign sales are denominated would have resulted in a decrease in gross profit of $0.5 million for the six months ended

June 30, 1999. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.



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



                                               AMSCAN HOLDINGS, INC.


                                               By: /s/ Michael A. Correale
                                                  ----------------------------
                                                  Michael A. Correale
                                                  Controller
                                                  (on behalf of the registrant
                                                  and as principal accounting
Date: August 13, 1999                             officer)
      ---------------