Form 10-Q
period 1999-09-30
AMSCAN HOLDINGS INC
filed 1999-11-12
CIK 1024729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 F O R M 10 - Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission file number 000-21827
                       ---------

                              AMSCAN HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                      13-3911462
   (State or other jurisdiction                 (I.R.S. Employer Identification
 of incorporation or organization)                          Number)


         80 Grasslands Road
         Elmsford, New York                                 10523
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:    (914) 345-2020


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


      Yes  X     No
         -----     -----


As of November 10, 1999, 1,132.41 shares of Registrants' Common Stock, par value $0.10, were outstanding.

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-Q

                               September 30, 1999

                                Table of Contents



                                       Part I                               Page

 Item 1   Financial Statements  (Unaudited)

          Consolidated Balance Sheets at September 30, 1999 and
          December 31, 1998..................................................  3

          Consolidated  Statements  of  Income for the Three and Nine
          Months Ended September 30, 1999 and 1998...........................  4

          Consolidated Statement of Stockholders' Deficit for the Nine
          Months Ended September 30, 1999....................................  5

          Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 1999 and 1998..................................  6

          Notes to Consolidated Financial Statements.........................  8

 Item 2   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................... 13

 Item 3   Quantitative and Qualitative Disclosures About Market Risk ........ 18


                                   Part II


Item 6    Exhibits and Reports on Form 8-K................................... 19


Signature ................................................................... 20

                                      AMSCAN HOLDINGS, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                     (Dollars in thousands)

                                                                                September 30,  December 31,
                                                                                    1999           1998
                                                                                -------------  ------------
                                                                                 (Unaudited)      (Note)

                                     ASSETS
                                     ------
Current assets:
   Cash and cash equivalents ...............................................     $     558      $   1,117
   Accounts receivable, net of allowances ..................................        56,012         49,339
   Inventories, net of allowances ..........................................        62,174         54,691
   Prepaid expenses and other current assets ...............................        17,054          9,113
                                                                                 ---------      ---------
        Total current assets ...............................................       135,798        114,260
Property, plant and equipment, net .........................................        61,323         59,260
Intangible assets, net .....................................................        64,356         66,500
Other assets, net ..........................................................        10,570          8,832
                                                                                 ---------      ---------

        Total assets .......................................................     $ 272,047      $ 248,852
                                                                                 =========      =========

                        LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT
                        --------------------------------------------------------------
Current liabilities:
   Short-term obligations ..................................................     $  14,295      $   9,628
   Accounts payable ........................................................        20,080         11,494
   Accrued expenses ........................................................        20,086         17,520
   Income taxes payable ....................................................         1,621            593
   Current portion of long-term obligations ................................         3,564          3,549
                                                                                 ---------      ---------
        Total current liabilities ..........................................        59,646         42,784
Long-term obligations, excluding current portion ...........................       267,847        270,127
Deferred income tax liabilities ............................................        11,579          8,128
Other ......................................................................         3,126          3,553
                                                                                 ---------      ---------
        Total liabilities ..................................................       342,198        324,592

Redeemable Common Stock ....................................................        19,547         19,547

Stockholders' deficit:
   Common Stock ............................................................          --             --
   Additional paid-in capital ..............................................           225            225
   Unamortized restricted Common Stock award, net ..........................          (447)          (575)
   Notes receivable from stockholders ......................................          (650)          (718)
   Deficit .................................................................       (88,035)       (92,969)
   Accumulated other comprehensive loss ....................................          (791)        (1,250)
                                                                                 ---------      ---------
        Total stockholders' deficit ........................................       (89,698)       (95,287)
                                                                                 ---------      ---------

        Total liabilities, redeemable Common Stock and stockholders' deficit     $ 272,047      $ 248,852
                                                                                 =========      =========


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

                                     AMSCAN HOLDINGS, INC.
                               CONSOLIDATED STATEMENTS OF INCOME
                                    (Dollars in thousands)
                                          (Unaudited)


                                                      Three Months Ended        Nine Months Ended
                                                         September 30,            September 30,
                                                         -------------            -------------
                                                       1999         1998        1999         1998
                                                       ----         ----        ----         ----

Net sales ......................................   $  74,853    $  62,252    $ 224,496    $ 166,499
Cost of sales ..................................      47,486       39,548      142,301      106,560
                                                   ---------    ---------    ---------    ---------
        Gross profit ...........................      27,367       22,704       82,195       59,939

Operating expenses:
  Selling expenses .............................       6,321        4,373       18,018       11,532
  General and administrative expenses ..........       7,697        4,793       22,224       13,261
  (Reduction of) provision for doubtful accounts        (858)         504        6,263        1,807
  Art and development costs ....................       2,406        1,784        7,679        5,000
  Restructuring charges ........................        --           --           --          2,400
                                                   ---------    ---------    ---------    ---------

     Total operating expenses ..................      15,566       11,454       54,184       34,000
                                                   ---------    ---------    ---------    ---------
         Income from operations ................      11,801       11,250       28,011       25,939

Interest expense, net ..........................       6,637        5,440       19,675       16,203
Other income, net ..............................         (78)         (22)         (13)         (81)
                                                   ---------    ---------    ---------    ---------
         Income before income taxes and
           minority interests ..................       5,242        5,832        8,349        9,817

Income tax expense .............................       2,142        2,420        3,411        4,074
Minority interests .............................          10          (13)           4           17
                                                   ---------    ---------    ---------    ---------
         Net income ............................   $   3,090    $   3,425    $   4,934    $   5,726
                                                   =========    =========    =========    =========




                    See accompanying notes to consolidated financial statements.

                                                 AMSCAN HOLDINGS, INC.
                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                         Nine Months Ended September 30, 1999
                                                (Dollars in thousands)
                                                       (Unaudited)


                                                                  Unamortized
                                                                   Restricted      Notes                  Accumulated
                                                     Additional     Common       Receivable                  Other
                                         Common        Paid-in    Stock Award,      from                  Comprehensive
                                          Stock        Capital        Net       Stockholders   Deficit        Loss          Total
                                        ---------   ------------  ------------  ------------  ---------   -------------   ---------

Balance at December 31, 1998 .......     $  --       $    225     $   (575)     $   (718)     $(92,969)     $ (1,250)     $(95,287)

  Net income .......................        --           --           --            --           4,934          --           4,934
  Net change in cumulative
     translation adjustment ........        --           --           --            --            --             459           459
                                                                                                                          --------
        Comprehensive income .......        --           --           --            --            --            --           5,393

  Payments received on  notes
     receivable ....................        --           --           --              68          --            --              68
  Amortization of restricted
     Common Stock award ............        --           --            128          --            --            --             128
                                         -------     --------     --------      --------      --------      --------      --------

Balance at September 30, 1999 ......     $  --       $    225     $   (447)     $   (650)     $(88,035)     $   (791)     $(89,698)
                                         =======     ========     ========      ========      ========      ========      ========






                    See accompanying notes to consolidated financial statements.

                                       AMSCAN HOLDINGS, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Dollars in thousands)
                                            (Unaudited)

                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                                  1999           1998
                                                                                  ----           ----
Cash flows from operating activities:
   Net income ............................................................     $   4,934      $   5,726
   Adjustments to reconcile net income to net cash provided  by operating activities:
      Depreciation and amortization ......................................         9,888          5,319
      Amortization of deferred financing costs ...........................           653            522
      Amortization of restricted Common Stock award ......................           128            195
      Provision for doubtful accounts ....................................         6,263          1,807
      Restructuring charges ..............................................          --            2,400
      Deferred income tax expense ........................................         1,845          1,719
      Loss (gain) on disposal of property and equipment ..................            69             (8)
      Changes in operating assets and liabilities:
          Increase in accounts receivable ................................       (18,244)       (10,464)
          (Increase) decrease in inventories .............................        (7,611)         7,018
          (Increase) decrease in prepaid expenses and other current assets        (1,050)           818
          Increase (decrease) in accounts payable, accrued expenses and
          income taxes payable ...........................................        12,120         (2,222)
      Other, net .........................................................        (2,972)          (263)
                                                                               ---------      ---------
         Net cash provided by operating activities .......................         6,023         12,567

Cash flows from investing activities:
   Cash paid for acquisitions ............................................          --          (78,546)
   Capital expenditures ..................................................        (9,068)        (4,259)
   Proceeds from sale of property and equipment ..........................           172             89
                                                                               ---------      ---------
         Net cash used in investing activities ...........................        (8,896)       (82,716)

Cash flows from financing activities:
   Payments to acquire Common Stock in Merger ............................           (29)       (93,147)
   Net proceeds from issuance of Common Stock ............................          --              181
   Proceeds from short-term obligations ..................................         4,695         59,766
   Repayment of loans, notes payable and long-term obligations ...........        (2,935)        (6,355)
   Other .................................................................            68             42
                                                                               ---------      ---------
         Net cash provided by (used in) financing activities .............         1,799        (39,513)

Effect of exchange rate changes on cash and cash equivalents .............           515           (468)
                                                                               ---------      ---------
         Net decrease in cash and cash equivalents .......................          (559)      (110,130)
Cash and cash equivalents at beginning of period .........................         1,117        111,539
                                                                               ---------      ---------
Cash and cash equivalents at end of period ...............................     $     558      $   1,409
                                                                               =========      =========

Supplemental Disclosures:
         Interest paid ...................................................     $  15,748      $  13,884
         Taxes paid, net of refunds ......................................     $     502      $   2,903



                    See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                             (Dollars in thousands)
                                   (Unaudited)


Supplemental information on noncash activities:

     Capital lease obligations of $651 and $94 were incurred during the nine months ended September 30, 1999 and 1998, respectively.

     In connection with the acquisition of Anagram International, Inc. and certain related companies in September 1998, the Company issued 120 shares of Redeemable Common Stock valued at $12,600 and issued warrants to purchase 10 shares of the Company's Common Stock for $125 per share valued at $225 to the former owner of Anagram International, Inc.


















           See accompanying notes to consolidated financial statements

                              AMSCAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1:  ORGANIZATION AND DESCRIPTION OF BUSINESS

          Amscan Holdings, Inc. ("Amscan Holdings" and, together with its subsidiaries, "AHI" or the "Company") was incorporated on October 3, 1996 for the purpose of becoming the holding company for Amscan Inc. and certain affiliated entities. AHI designs, manufactures, contracts for manufacture and distributes party and novelty goods principally in the United States, Canada and Europe.


NOTE 2:  BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The results of operations may be affected by seasonal factors such as the timing of holidays or industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the financial statements and footnotes thereto included in the Amscan Holdings' Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE 3:  INVENTORIES

          Inventories consisted of the following (dollars in thousands):

                                                      September 30, December 31,
                                                           1999         1998
                                                         --------     --------

 Finished goods ......................................   $ 53,418     $ 48,093
   Raw materials .....................................      5,841        4,845
   Work-in-process ...................................      4,946        3,345
                                                         --------     --------
                                                           64,205       56,283
 Less:  reserve for slow moving and obsolete inventory     (2,031)      (1,592)
                                                         --------     --------
                                                         $ 62,174     $ 54,691
                                                         ========     ========

          Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


NOTE 4:  INCOME TAXES

          The consolidated income tax expense for the three and nine-month periods ended September 30, 1999 and 1998 were determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 1999 and 1998, respectively. The differences between the consolidated effective income tax rate and the U.S. Federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations.


NOTE 5:  COMPREHENSIVE INCOME

          Comprehensive   income   consisted  of  the   following   (dollars  in
thousands):

                                    Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                    -------------------     -------------------
                                     1999        1998        1999         1998
                                    -------     -------     -------     -------

Net income ....................     $ 3,090     $ 3,425     $ 4,934     $ 5,726
Net change in cumulative
  translation adjustment ......         428         144         459        (401)
                                    -------     -------     -------     -------
Comprehensive income ..........     $ 3,518     $ 3,569     $ 5,393     $ 5,325
                                    =======     =======     =======     =======

          Accumulated other comprehensive loss at September 30, 1999 and December 31, 1998 consisted solely of the Company's cumulative translation adjustment.


NOTE 6:  CAPITAL STOCK

          At September 30, 1999 and December 31, 1998, respectively, the Company's authorized capital stock consisted of 5,000,000 shares of preferred stock, $0.10 par value, of which no shares were issued or outstanding, and 3,000 shares of common stock, $0.10 par value, of which 1,132.41 shares were issued and outstanding.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


NOTE 7:  SEGMENT INFORMATION

Industry Segments
-----------------
          The Company operates in one operating segment which involves the design, manufacture, contract for manufacture and distribution of party and novelty goods.

Geographic Segments
-------------------
          The Company's export sales, other than those intercompany sales reported below as sales between geographic areas, are not material. Sales between geographic areas primarily consist of sales of finished goods for distribution in foreign markets. No single foreign operation is significant to the Company's consolidated operations. Sales between geographic areas are made at cost plus a share of operating profit.

          The  Company's   geographic  area  data  is  as  follows  (dollars  in
thousands):

                                                 Domestic       Foreign      Eliminations   Consolidated
                                                 --------       -------      ------------   ------------
     Three Months Ended September 30, 1999
     Sales to unaffiliated customers .......     $  61,548     $  13,305           --        $  74,853
     Sales between geographic areas ........         6,336          --        $  (6,336)          --
                                                 ---------     ---------      ---------      ---------
     Net sales .............................     $  67,884     $  13,305      $  (6,336)     $  74,853
                                                 =========     =========      =========      =========

     Income from operations ................     $   9,876     $   1,925           --        $  11,801
                                                 =========      =========
     Interest expense, net .................          --            --             --            6,637
     Other income, net .....................          --            --             --              (78)
                                                                                             ---------
     Income before income taxes and minority
       interests ...........................          --            --             --        $   5,242
                                                                                             =========

     Long-lived assets at September 30, 1999     $ 137,835     $   9,291      $ (10,877)     $ 136,249
                                                 =========     =========      =========      =========

     Three Months Ended September 30, 1998
     Sales to unaffiliated customers .......     $  54,051     $   8,201           --        $  62,252
     Sales between geographic areas ........         3,593          --        $  (3,593)          --
                                                 ---------     ---------      ---------      ---------
     Net sales .............................     $  57,644     $   8,201      $  (3,593)     $  62,252
                                                 =========     =========      =========      =========

     Income from operations ................     $  11,784     $    (534)          --        $  11,250
                                                 =========     =========
     Interest expense, net .................          --            --             --            5,440
     Other income, net .....................          --            --             --              (22)
                                                                                             ---------
     Income before income taxes and minority
       interests ...........................          --            --             --        $   5,832
                                                                                             =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


                                                 Domestic      Foreign     Eliminations   Consolidated
                                                 --------      -------     ------------   ------------
    Nine Months Ended September 30, 1999
    Sales to unaffiliated customers .......     $ 191,351     $  33,145          --        $ 224,496
    Sales between geographic areas ........        16,462          --       $ (16,462)          --
                                                ---------     ---------     ---------      ---------
    Net sales .............................     $ 207,813     $  33,145     $ (16,462)     $ 224,496
                                                =========     =========     =========      =========

    Income from operations ................     $  26,011     $   2,000          --        $  28,011
                                                =========     =========
    Interest expense, net .................          --            --            --           19,675
    Other income, net .....................          --            --            --              (13)
                                                                                           ---------
    Income before income taxes and minority
      interests ...........................          --            --            --        $   8,349
                                                                                           =========


    Nine Months Ended September 30, 1998
    Sales to unaffiliated customers .......     $ 146,404     $  20,095          --        $ 166,499
    Sales between geographic areas ........         7,782          --       $  (7,782)          --
                                                ---------     ---------     ---------      ---------
    Net sales .............................     $ 154,186     $  20,095     $  (7,782)     $ 166,499
                                                =========     =========     =========      =========

    Income from operations ................     $  25,809     $     130          --        $  25,939
                                                =========     =========
    Interest expense, net .................          --            --            --           16,203
    Other income, net .....................          --            --            --              (81)
                                                                                           ---------
    Income before income taxes and minority
      interests ...........................          --            --            --        $   9,817
                                                                                           =========


NOTE 8:  PROVISION FOR DOUBTFUL ACCOUNTS

          During the first quarter of 1999, the Company's largest customer, Party City Corporation ("Party City") announced that, due to difficulties implementing new financial reporting and accounting systems, it would not be able to complete its year end audit and that it would be in default of certain covenants of its credit facility. On August 17, 1999, Party City received $30 million in new financing from a group of investors. Concurrent with the new financing, Party City entered into an agreement with its existing bank lenders whereby the bank lenders agreed not to exercise certain rights or remedies until June 30, 2000 based upon existing defaults, unless an event of default occurs. Party City also entered into an agreement with its trade vendors, including Amscan, whereby, among other things, the vendors have received promissory notes due November 15, 1999 for one-third of their then existing accounts receivable balances. The Company has reclassified $5.3 million from accounts receivable to prepaid expenses and other current assets at September 30, 1999 upon receipt of this promissory note. Additionally, the trade vendors have extended credit to Party City with respect to its Halloween and holiday purchases in an amount equal to 30% of those purchases. The remaining 70% will be paid in cash in advance. The vendors who have extended credit have received a shared lien on Party City's inventory for the amount of the credit extended. At September 30, 1999, the Company continues to maintain a related allowance for doubtful accounts and sales allowances which approximate one half of the account and note receivable balance of $15.8 million due from Party City, including $4 million charged to the provision for doubtful accounts during the nine months ended September 30, 1999. The decrease in the provision during the third quarter reflected a reduction of approximately $1.9 million to the provision for Party City, partially offset by a $1.0 million provision for other doubtful accounts.

          For the nine months ended September 30, 1999 and 1998, sales to Party City's corporate stores represented 11% and 12%, respectively, of consolidated net sales. If Party City were to significantly reduce their volume of purchases from the Company for any reason, the Company's financial condition and results of operations could be materially adversely affected.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)



NOTE 9:  LEGAL PROCEEDINGS

          The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

ITEM 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Results of Operations
---------------------
Percentage of Net Sales
-----------------------

                                               Three Months Ended September 30,
                                                       1999      1998
                                                      ------    ------
           Net sales ............................     100.0%    100.0%
           Cost of sales ........................      63.4      63.5
                                                      ------    ------
                   Gross profit .................      36.6      36.5
           Operating expenses:
              Selling expenses ..................       8.4       7.0
              General and administrative expenses      10.3       7.7
              (Reduction of) provision for
                  doubtful accounts .............      (1.1)      0.8
              Art and development costs .........       3.2       2.9
                                                      ------    ------
            Total operating expenses ............      20.8      18.4
                                                      ------    ------
                   Income from operations .......      15.8      18.1
           Interest expense, net ................       8.9       8.7
           Other income, net ....................      (0.1)      --
                                                      ------    ------
                   Income before income taxes
                        and minority interests ..       7.0       9.4
           Income tax expense ...................       2.9       3.9
           Minority interests ...................       --        --
                                                      ------    ------
                   Net income ...................       4.1%      5.5%
                                                      ======    ======


          Net sales for the third quarter of 1999 totaled $74.9 million and were $12.6 million or 20.2% higher than net sales for the third quarter of 1998. The increase in sales includes approximately $11.5 million of incremental sales from Anagram International, Inc. ("Anagram"), which was acquired in mid September of 1998, as well as increased sales to independent party goods stores. The increased sales to independent party goods stores are attributable to a realignment of the Company's independent sales force in 1999 in connection with the introduction of its new gift lines.

          Gross profit for the third quarter of 1999 was 36.6% and was comparable to that of the corresponding quarter of 1998.

          Selling expenses of $6.3 million for the third quarter of 1999 were $1.9 million higher than those of the corresponding period in 1998 and increased from 7.0% of net sales to 8.4% of net sales. The increase in selling expenses reflect the inclusion of approximately $1.3 million of incremental selling expenses from Anagram, which historically operates at a higher level of expense as a percentage of sales. The remaining increase in selling expenses resulted from the addition of several new sales catalogues and the previously mentioned realignment of the independent sales force in 1999.

          General and administrative expenses of $7.7 million increased by $2.9 million for the third quarter of 1999 as compared to the corresponding period in 1998. General and administrative expenses increased as a percentage of net sales to 10.3% in the third quarter of 1999 from 7.7% in the corresponding period of 1998. The increase results primarily from the additional amortization of goodwill and other intangible assets arising from the acquisition of Anagram as well as the inclusion of Anagram results, which historically operates at a higher level of expense as a percentage of sales.

          During the third quarter of 1999, the Company reduced the provision for doubtful accounts by $0.9 million, or 1.1% of net sales, reflecting the $1.9 million reduction of the provision for Party City, partially offset by a $1.0 million provision for other doubtful accounts. At September 30, 1999, the Company continues to maintain a related allowance for doubtful accounts and sales allowances which approximate one half of the account and note receivable balance due from Party City.

          Art and development costs of $2.4 million for the third quarter of 1999, increased by $0.6 million compared to the corresponding period in 1998. As a percentage of net sales, art and development costs were 3.2% for the third quarter of 1999 as compared to 2.9% for the corresponding period of 1998. The percentage increase reflects the Company's continued investment in additional staff associated with the development of new product lines.

          Interest expense of $6.6 million for the third quarter of 1999 increased by $1.2 million as compared to the corresponding period in 1998, principally as a result of higher borrowings in connection with the acquisition of Anagram (see "Liquidity and Capital Resources"), partially offset by a lower average variable interest rate on borrowings under the Bank Credit Facilities (7.73% in 1999 versus 8.43% in 1998).

          Income taxes for the third quarter of 1999 and 1998 were based upon estimated consolidated effective income tax rates of 40.85% and 41.5% for the years ending December 31, 1999 and 1998, respectively.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Results of Operations
---------------------
Percentage of Net Sales
-----------------------

                                                Nine Months Ended September 30,
                                                        1999     1998
                                                       ------   ------
            Net sales ............................     100.0%   100.0%
            Cost of sales ........................      63.4     64.0
                                                       ------   ------
                    Gross profit .................      36.6     36.0
            Operating expenses:
               Selling expenses ..................       8.0      6.9
               General and administrative expenses       9.9      8.0
               Provision for doubtful accounts ...       2.8      1.1
               Art and development costs .........       3.4      3.0
               Restructuring charges .............       --       1.4
                                                       ------   ------
              Total operating expenses ...........      24.1     20.4
                                                       ------   ------
              Income from operations .............      12.5     15.6
            Interest expense, net ................       8.8      9.7
            Other income, net ....................       --       --
                                                       ------   ------
                    Income before income taxes
                         and minority interests ..       3.7      5.9
            Income tax expense ...................       1.5      2.5
            Minority interests ...................       --       --
                                                       ------   ------
                    Net income ...................       2.2%     3.4%
                                                       ======   ======


          Net sales for the nine months ended September 30, 1999 were $224.5 million, as compared to $166.5 million for the nine months ended September 30, 1998. Net sales for the nine months ended September 30, 1999 increased by 34.8%, primarily resulting from the inclusion of the incremental net sales of Anagram which totaled approximately $42.5 million. The remaining increase in net sales was attributable to strong growth in sales to both party goods superstores and smaller independent party goods stores. The Company attributes its current sales growth to a realignment of its independent sales force in 1999 as well as its marketing strategy of continually offering new products, new designs and themes for existing products.

          Gross profit for the nine months ended September 30, 1999 was $82.2 million, or 36.6% of net sales, as compared to $59.9 million or 36.0% for the nine months ended September 30, 1998. The increase in gross profit margin principally reflects the savings associated with the restructuring of the Company's distribution operations begun in the second quarter of 1998 as well as the addition of the incremental Anagram sales which generate higher gross margins.

          Selling expenses of $18.0 million for the nine months ended September 30, 1999 were $6.5 million higher than those of the corresponding period in 1998. Selling expenses increased as a percentage of net sales to 8.0% in the nine months ended September 30, 1999 from 6.9% in the corresponding period of 1998, principally due to the inclusion of approximately $5.0 million of incremental selling expenses of Anagram, which historically operates at a higher level of expense as a percentage of sales. The remaining increase in selling expenses resulted from the addition of several new sales catalogues and the realignment of the independent sales force in 1999.

          General and administrative expenses of $22.2 million for the nine months ended September 30, 1999 increased by $9.0 million as compared to the corresponding period in 1998. General and administrative expenses increased as a percentage of net sales to 9.9% from 8.0%. The increase primarily results from the additional amortization of goodwill and other intangible assets arising from the acquisition of Anagram as well as the inclusion of Anagram results, which historically operates at a higher level of expense as a percentage of sales.

          The provision for doubtful accounts for the nine months ended September 30, 1999 was $6.3 million or $4.5 million higher than in the corresponding period in 1998 and includes a $4.0 million charge for Party City, its largest customer. During the first quarter of 1999, the Company's largest customer, Party City announced that, due to difficulties implementing new financial reporting and accounting systems, it would not be able to complete its year end audit and that it would be in default of certain covenants of its credit facility. On August 17, 1999, Party City received $30 million in new financing from a group of investors. Concurrent with the new financing, Party City entered into an agreement with its existing bank lenders whereby the bank lenders agreed not to exercise certain rights or remedies until June 30, 2000 based upon existing defaults, unless an event of default occurs. Party City also entered into an agreement with its trade vendors, including Amscan, whereby, among other things, the vendors have received promissory notes due November 15, 1999 for one-third of their then existing accounts receivable balances. The Company has reclassified $5.3 million from accounts receivable to prepaid expenses and other current assets at September 30, 1999 upon receipt of this promissory note. Additionally, the trade vendors have extended credit to Party City with respect to its Halloween and holiday purchases in an amount equal to 30% of those purchases. The remaining 70% will be paid in cash in advance. The vendors who have extended credit have received a shared lien on Party City's inventory for the amount of the credit extended. At September 30, 1999, the Company continues to maintain a related allowance for doubtful accounts and sales allowances which approximate one half of the account and note receivable balance of $15.8 million due from Party City, including the $4 million charged to the provision for doubtful accounts during the nine months ended September 30, 1999. The decrease in the provision for doubtful accounts during the third quarter reflected a reduction of approximately $1.9 million to the provision for Party City, partially offset by a $1.0 million provision for other doubtful accounts.

          Art and development costs of $7.7 million for the nine months ended September 30, 1999, increased by $2.7 million compared to the corresponding period in 1998. As a percentage of net sales, art and development costs were 3.4% for the third quarter of 1999 as compared to 3.0% for the corresponding period of 1998. The percentage increase reflects the Company's continued investment in additional staff associated with the development of new product lines partially offset by a reclassification of certain Anagram expenses incurred in the first half of 1999 from art and development costs to selling expense.

          Interest expense of $19.7 million for the nine months ended September 30, 1999 increased by $3.5 million as compared to the corresponding period in 1998 principally as a result of higher borrowings in connection with the acquisition of Anagram (see "Liquidity and Capital Resources"), partially offset by a lower average variable interest rate on borrowings under the Bank Credit Facilities (7.70% in 1999 versus 8.51% in 1998).

          Income taxes for the nine months ended September 30, 1999 and 1998 were based upon estimated consolidated effective income tax rates of 40.85% and 41.5% for the years ending December 31, 1999 and 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

          In connection with the Company's recapitalization in December 1997, the Company received approximately $67.5 million from contributed capital (including contributions of Company Common Stock by certain employee stockholders and issuances of restricted Common Stock), $117 million from a senior term loan (the "Term Loan") provided under a bank credit agreement (the "Bank Credit Facilities") and $110 million from the issuance of 9 7/8% senior subordinated notes (the "Notes") (collectively, the "Merger Financings").

          In addition to the Term Loan, the Bank Credit Facilities, as amended, provide for revolving loan borrowings of up to $50 million (the "Revolving Credit Facility"). The Revolving Credit Facility, expiring December 31, 2002, bears interest, at the option of the Company, at the lenders' customary base rate plus 1.25% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.25% per annum. Interest on balances outstanding under the Revolving Credit Facility are subject to adjustment in the future based on the Company's performance. At September 30, 1999, the Company had borrowing capacity of approximately $30.6 million under the Revolving Credit Facility.

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

          At September 30, 1999, the Company had three interest rate swap contracts outstanding with a financial institution and Goldman Sachs Capital Markets, L.P. covering $123.5 million of its Term Loan at effective interest rates ranging from 7.18% to 8.80%.

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

          The Merger Financings and the amendments to the Company's credit agreements may affect the Company's ability to make future capital expenditures and potential acquisitions. However, management believes that current asset levels provide adequate capacity to support its operations for at least the next 12 months. As of September 30, 1999, the Company did not have material commitments for capital expenditures.

Cash Flow Data - Nine Months Ended  September  30, 1999  Compared to Nine Months
--------------------------------------------------------------------------------
Ended September 30, 1998
------------------------

          During the nine months ended September 30, 1999, net cash provided by operating activities totaled $6.0 million, or $6.5 million lower than during the corresponding period of 1998. In addition to the $0.8 million decrease in net income, the lower cash flow from operations reflected an increase in the Company's net accounts receivable balance, as a result of higher sales and increased sales with extended terms and higher levels of inventory as the

Company prepares for the introduction of new product lines and for the Millennium, partially offset by an increase in trade accounts payable and accrued liabilities.

          Net cash used in investing activities during the nine months ended September 30, 1999 of $8.9 million principally reflected an upgrade of the Company's data processing systems, investment in additional manufacturing equipment, and inclusion of the capital expenditures of Anagram for the nine months ended September 30, 1999. Net cash used in investing activities during the nine months ended September 30, 1998 totaled $82.7 million and was comprised of $78.5 million of cash paid for the acquisitions of Anagram and the remaining 25% interest in the Company's U.K. based subsidiary, and $4.3 million for capital expenditures.

          During the nine months ended September 30, 1999, net cash provided by financing activities of $1.8 million principally consisted of the proceeds from short-term working capital borrowings, partially offset by the scheduled maturity of long-term obligations. During the nine months ended September 30, 1998, net cash used in financing activities of $39.5 million consisted of payments of $93.1 million to former shareholders whose investment in Company Common Stock was converted into the right to receive cash in connection with the merger in December of 1997 and the scheduled repayment of debt offset by net proceeds of $59.2 million from additional borrowings in connection with the acquisition of Anagram, proceeds of $0.6 million from other short-term borrowings, and the issuance of Common Stock to employees.

Legal Proceedings
-----------------

          The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.


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


IMPACT OF YEAR 2000

          The Company conducted an assessment of computer systems and manufacturing and distribution systems to identify potential problems with processing of dates beyond 1999. That assessment indicated that the software and hardware (embedded chips) used in manufacturing and distribution systems do not require remediation to be Year 2000 compliant. The Company has completed upgrades to its principal business systems that were date-sensitive and that are now Year 2000 compliant. To date, the Company has not incurred significant expenses associated with the Year 2000 issue and management expects that the historical and anticipated remaining costs to upgrade its software will not be material.

          The Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the

Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

          The Company has developed contingency plans for certain critical applications which involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

          To date, the Company is 95% complete and believes that the Year 2000 issue will not pose significant operational problems for its computer systems. However, there can be no guarantee that the estimated cost and completion will be achieved and the actual results could differ materially from those anticipated.


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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company's earnings are affected by changes in interest rates as a result of its issuance of variable rate indebtedness. However, the Company utilizes interest rate swap agreements and other off-balance sheet financial instruments to manage the market risk associated with fluctuations in interest rates. If market interest rates for the Company's variable rate indebtedness averaged 2% more than the interest rate actually paid for the nine months ended September 30, 1999, the Company's interest expense, after considering the effects of its interest rate swap agreements, would increase, and income before income taxes would decrease by $1.1 million. This amount is determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment balances, and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

          The Company's earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in foreign markets. Foreign currency forward contracts are used periodically to hedge against the earnings effects of such fluctuations. A uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's foreign sales are denominated would have resulted in a decrease in gross profit of $1.1 million for the nine months ended September 30, 1999. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.



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



                                    AMSCAN HOLDINGS, INC.


                                   By:  /s/ Michael A. Correale
                                      -------------------------------
                                      Michael A. Correale
                                      Controller
                                      (on behalf of the registrant and as
Date: November 10, 1999               principal accounting officer)
     ----------------------