Form 10-K405
period 1999-12-31
AMSCAN HOLDINGS INC
filed 2000-03-29
CIK 1024729

F O R M 10 - K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the Fiscal Year Ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT  OF  1934  For  the   transition   period   from
                                                          --------------------
    to
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

       Yes    X            No
           -------            -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") at March 24, 2000 was $1,551,250.

As of March 24, 2000, 1,132.41 shares of Registrants' Common Stock, par value $0.10, were outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------

None.

                              AMSCAN HOLDINGS, INC.

                                 1999 FORM 10-K

                                Table of Contents

                                     Part I                                 Page

Item 1       Business ....................................................... 3

Item 2       Properties ..................................................... 9

Item 3       Legal Proceedings ..............................................10

Item 4       Submission of Matters to a Vote of Security Holders ............10

                                     Part II

Item 5       Market for Registrant's Common Equity and Related
                Stockholder Matters .........................................10

Item 6       Selected Consolidated Financial Data ...........................10

Item 7       Management's Discussion and Analysis of Financial
                Condition and Results  of Operations ........................14

Item 7A      Quantitative and Qualitative Disclosures About
                Market Risk .................................................22

Item 8       Financial Statements and Supplementary Data ....................23

Item 9       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure .........................23

                                    Part III

Item 10      Directors and Executive Officers of the Registrant .............23

Item 11      Executive Compensation .........................................24

Item 12      Security Ownership of Certain Beneficial Owners and
                Management ..................................................31

Item 13      Certain Relationships and Related Transactions .................34

                                     Part IV

Item 14      Exhibits, Financial Statement Schedules and Reports
                on Form 8-K .................................................35

             Signatures .....................................................39

                                     PART I

ITEM 1.  BUSINESS

         Amscan Holdings, Inc. ("Amscan" or the "Company") designs, manufactures and distributes decorative party goods, offering one of the broadest and deepest product lines in the industry. Our products include paper and plastic tableware (such as plates, napkins, tablecovers, cups and cutlery), accessories (such as invitations, thank-you cards, table and wall decorations and balloons) and novelties (such as games and party favors). During 1999, Amscan introduced new product lines encompassing home, baby and wedding products for general gift giving or self-purchase. Our products are sold to party goods superstores, independent card and gift retailers, mass merchandisers and other distributors which sell Amscan products in more than 20,000 retail outlets throughout the world, including North America, South America, Europe, Asia and Australia.

         The Company currently offers over 350 product ensembles, generally containing 30 to 150 coordinated items. These ensembles comprise a wide variety of products to accessorize a party including matching invitations, tableware, decorations, party favors and thank-you cards. The Company designs, manufactures and markets party goods for a wide variety of occasions including seasonal holidays, special events and themed celebrations. The Company's seasonal ensembles enhance holiday celebrations throughout the year including New Year's, Valentine's Day, St. Patrick's Day, Easter, Passover, Fourth of July, Halloween, Thanksgiving, Hanukkah and Christmas. The Company's special event ensembles include birthdays, christenings, first communions, bar mitzvahs, confirmations, graduations, baby and bridal showers and anniversaries, while its theme-oriented ensembles include Hawaiian luaus, Mardi Gras and 50's rock-and-roll parties.

         In addition to its long-standing relationships with independent card and gift retailers, Amscan is a leading supplier to the party goods superstore distribution channel. Despite recent consolidations in the party goods superstore channel, superstores continue to grow, providing consumers with a one-stop source for all of their party needs, generally at discounted prices. The retail party goods business has historically been fragmented among independent stores and drug, discount or department store chains. However, according to industry analysts, there has been a significant shift of sales since 1990 to the party goods superstore channel.

         Amscan's sales to party goods superstores represented approximately 40% of total sales in 1999. While the number of superstores that Amscan supplies has grown at a compound annual growth rate ("CAGR") of 7% from 1996 to 1999, the Company's sales to superstores have grown by a 14% CAGR during the same period. With Amscan products occupying an increasing share of superstore shelf space in many product categories, Amscan believes it is well positioned to take advantage of continued growth in the party goods superstore channel. In addition, Amscan has continued to broaden and increase its distribution channels by expanding its presence in the gift shop, supermarket, and other smaller independent retail channels. This has been accomplished in part by acquisition via the utilization of the strong presence in the gift shop, supermarket and other channels of Anagram International, Inc. and certain related companies (collectively "Anagram") to bring party goods to these markets as well as a realignment of its salesforce in 1999 to focus more closely on these channels. To further achieve sales growth and expansion, Amscan, during the latter half of 1999, introduced new product lines encompassing home, baby and wedding gifts which are being distributed through a newly aligned salesforce. Our recent expansion initiatives have been primarily funded by current revenues.

         The Company's sales and cash flows have grown substantially over the past five years. From 1994 to 1999, sales and adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA" - EBITDA adjusted for non-recurring items, other income or expenses, and minority interests) (refer to Note 8 in Item 6, "Selected Consolidated Financial Data") have grown at compound annual rates of 18% and 23%, respectively. During the same period, Adjusted EBITDA margins (i.e., as a percentage of net sales) increased from approximately 15% to 19% due in part to the Company's achieving greater economies of scale in manufacturing and distribution.

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

         The Company does business in the United States and in other geographic areas of the world. Information about the Company's revenues, operating profits or losses and assets relating to geographic areas outside the United States for each of the years in the three year period ended December 31, 1999, is included in Note 13 to the Company's 1999 Consolidated Financial Statements which are included in this report beginning on page F-2

COMPANY STRATEGY

         The Company seeks to become the primary source for consumers' party goods requirements. The key elements of the Company's strategy are as follows:

         o STRENGTHEN POSITION AS A LEADING PROVIDER TO PARTY GOODS SUPERSTORES. The Company offers convenient "one-stop shopping" for large superstore buyers and seeks to increase its proportionate share of sales volume and shelf space in the superstores.

         o        OFFER THE BROADEST AND DEEPEST  PRODUCT LINE IN THE  INDUSTRY.
                  The Company strives to offer the broadest and deepest product line in the industry. The Company helps retailers boost average purchase volume per consumer through coordinated ensembles that promote "add on" purchases.

         o DIVERSIFY DISTRIBUTION CHANNELS, PRODUCT OFFERING AND GEOGRAPHIC PRESENCE. The Company seeks, through internal growth and acquisitions, to expand its distribution capabilities internationally, increase its presence in additional retail channels and further broaden and deepen its product line.

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

PRODUCT DESIGN

         The Company's 90-person in-house design staff produces and manages the Company's party goods. From the designs and concepts developed by the Company's artists, the Company selects those it believes best to replace or to add a number of its designed product ensembles each year. During 1999, the Company introduced approximately 100 new ensembles.

PRODUCT LINE

         The  major   categories  of  products  which  the  Company  offers  are tableware, accessories and novelties. The percentage of sales for each product category for 1999, 1998 and 1997 are set forth in the following table:

                                          1999            1998            1997
                                          ----            ----            ----
Tableware ......................            45%             57%             59%
Accessories ....................            38              26              26
Novelties ......................            17              17              15
                                           ---             ---             ---
                                           100%            100%            100%
                                           ===             ===             ===

         The following table sets forth the principal products in each of the three categories:


Tableware                                       Accessories                              Novelties
---------                                       -----------                              ---------
Decorated                                       Balloons                                 Buttons
---------                                       Banners                                  Cocktail Picks
   Paper Plates                                 Cascades                                 Games
   Paper Napkins                                Caketops                                 Candles
   Paper Tablecovers                            Confetti                                 Mugs
   Paper Cups                                   Banners                                  Noise Makers
                                                Crepe                                    Party Favors
                                                Cutouts                                  Party Hats
                                                Decorative Tissues                       Pinatas
                                                Flags                                    Pom Poms
Solid Color                                     Gifts                                    T-shirts
-----------                                     Gift Bags
   Paper and Plastic Plates                     Gift Wrap
   Paper Napkins                                Guest Towels
   Paper and Plastic Tablecovers                Honeycomb Centerpieces
   Paper and Plastic Cups                       Invitations and Notes
   Plastic Cutlery                              Ribbons and Bows
                                                Signs




         The Company supplies party goods and gifts for the following types of occasions:


Seasonal                                        Everyday                                Themes
--------                                        --------                                ------

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

MANUFACTURED PRODUCTS

         Items manufactured by the Company accounted for nearly 65% of the Company's sales in 1999. State-of-the-art printing, forming, folding and packaging equipment support the Company's manufacturing operations. Company facilities in Kentucky, New York, Rhode Island, Minnesota and Mexico produce paper and plastic plates, napkins, cups, metallic balloons and other party and novelty items. This vertically integrated manufacturing capability provides the Company the opportunity to better control costs and monitor product quality, manage inventory investment and provide efficient order fulfillment.

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

SALES AND MARKETING

         The Company's principal sales and marketing efforts are conducted through a domestic direct employee sales force of approximately 90 professionals servicing over 5,000 retail accounts. These professionals have, on average, been affiliated with the Company for nearly five years. In addition to this seasoned sales team, the Company utilizes a select group of manufacturers' representatives to handle specific account situations. International customers are generally serviced by employees of the Company's foreign subsidiaries. To support its sales and marketing efforts, the Company produces four main product catalogues annually, three for seasonal products and one for everyday products. The Company also produces additional catalogues to market its metallic balloons and new gift products.

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

DISTRIBUTION AND SYSTEMS

         The Company ships its products from distribution warehouses which employ computer assisted systems. In order to better control inventory investment, seasonal products are shipped out of warehouses located in New York. As a result of the acquisition of Anagram, the Company distributes its metallic balloons domestically from facilities in New York and Minnesota. Products for foreign markets are shipped from the Company's distribution warehouses in Mexico, England and Australia. Management is currently evaluating the consolidation of its distribution facilities which may result in restructuring charges in subsequent periods.

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

E-COMMERCE

         Amscan has successfully pursued sales opportunities to have our products listed on the sites of various Internet retailers. We have also developed a website to enable our key customers to access real time information regarding the status of existing orders, stock availability, and to place new orders. In addition, we have also begun making portions of Amscan's catalogue available to retailers over the Internet.

CUSTOMERS

         Amscan's customers are principally party goods superstores, independent card and party retailers, mass merchandisers and other distributors. Amscan has also expanded its presence in the gift shop, supermarket, and other smaller independent retail channels. In the aggregate, Amscan supplies more than 20,000 retail outlets both domestically and internationally. We are a leading supplier to the party goods superstore channel, which has experienced significant growth in the past decade.

         The Company has a diverse customer base. Only one customer, Party City Corporation ("Party City"), accounted for more than 10% of the Company's sales in 1999. For the years ended December 31, 1999, 1998 and 1997, sales to Party City's corporate stores represented 10%, 13% and 7% of consolidated net sales, respectively. For the years ended December 31, 1999, 1998 and 1997, sales to Party City's franchise stores represented 9%, 10% and 12% of consolidated net sales, respectively. During the first quarter of 1999, Party City experienced financial difficulties which they appear to have resolved through new financing arrangements. Although the Company believes its relationships with Party City and its franchisees are good, if they were to reduce their volume of purchases from the Company significantly, the Company's financial condition and results of operations could be materially adversely affected.

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

Through its acquisition of Anagram, however, the Company controls various licenses which it uses for its production of balloons.

INTELLECTUAL PROPERTY AND LICENSES

         The Company owns copyrights on the designs created by the Company and used on its products. The Company owns trademarks on the words and designs used on or in connection with its products. It is the practice of the Company to register its copyrights with the United States Copyright Office to the extent it deems reasonable. The Company does not believe that the loss of copyrights or trademarks with respect to any particular product or products would have a material adverse effect on the business of the Company. Except for Anagram, the Company does not depend on licenses to any material degree in its business and, therefore, does not incur any material licensing expenses. Anagram holds approximately 145 licenses allowing it to use various cartoon and other characters on its balloons. None of Anagram's licenses is individually material to its business.

EMPLOYEES

         As of December 31, 1999, the Company had approximately 1,800 employees, none of whom is represented by a labor union. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

         The Company maintains its corporate headquarters in Elmsford, New York and conducts its principal design, manufacturing and distribution operations at the following facilities:


                                                                                                     Owned or Leased
      Location                      Principal Activity                     Square Feet            (with Expiration Date)
      --------                      ------------------                     -----------            ----------------------

Elmsford, New York             Executive Offices; design and            59,000 square feet        Leased (expiration date:
                               art production of paper party                                      December 31, 2007)
                               products and decorations

Harriman, New York             Manufacture of paper napkins             75,000 square feet        Leased (expiration date:
                               and cups                                                           March 31, 2002)

Providence, Rhode Island       Manufacture and distribution             51,000 square feet        Leased (expiration date:
                               of plastic plates, cups and bowls                                  June 30, 2008)

Louisville, Kentucky           Manufacture and distribution             189,000 square feet       Leased (expiration date:
                               of paper plates                                                    March 31, 2001)

Newburgh, New York             Manufacture and distribution             457,000 square feet       Leased (expiration date:
                               of solid color party products                                      October 31, 2002)

Brooklyn, New York             Manufacture and distribution             12,200 square feet        Leased (expiration date:
                               of wedding cake tops and                                           July 20, 2003)
                               accessories

Eden Prairie, Minnesota        Manufacture and distribution             115,600 square feet       Owned
                               of balloons and accessories

Tijuana, Mexico                Manufacture and distribution             50,000 square feet        Leased (expiration date:
                               of party products                                                  May 14, 2002)

Chester, New York (1)          Distribution of party products           287,000 square feet       Owned
                               and decorations

Goshen, New York               Distribution of seasonal party           130,000 square feet       Leased (expiration date:
                               products and decorations                                           December 31, 2000)

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

Melbourne, Australia           Distribution of party products           10,000 square feet        Owned
                               and decorations in Australia
                               and Asia

Saint Denis, France            Distribution of balloons and             6,800 square feet         Leased (expiration date:
                               accessories                                                        March 31, 2005)

Madrid, Spain                  Distribution of balloons and             6,700 square feet         Leased (expiration date:
                               accessories                                                        February 24, 2004)

Silverwater, Australia         Distribution of balloons and             4,700 square feet         Leased (expiration date:
                               accessories                                                        December 31, 2000)

Granada, Mexico                Distribution of balloons and             6,600 square feet         Leased (expiration date:
                               accessories                                                        October 31, 2000)

Quebec, Canada                 Sales  and administrative                14,700 square feet        Leased (expiration date:
                               offices                                                            March 31, 2002)

 (1) Property subject to a ten-year mortgage securing a loan in the original principal amount of $5,925,000 bearing interest at a rate of 8.51%. Such loan matures in September 2004. The principal amount outstanding as of December 31, 1999 was approximately $2,814,000.

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


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Following the consummation of a merger in December 1997 (the "Merger"), the common stock of the Company (the "Common Stock" or "Company Common Stock"), par value $0.10 per share, was delisted from the Nasdaq National Market System ("Nasdaq") and the Company filed with the Securities and Exchange Commission (the "Commission") a Form 15 to deregister the Company Common Stock under the Securities Exchange Act of 1934. As a result, there is no public trading market for the Company Common Stock.

         As of the close of business on March 24, 2000, there were 23 holders of record of the Company's Common Stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data presented below under the captions "Statements of Operations Data" and "Balance Sheet Data" as of the end of and for each of the years in the five-year period ended December 31, 1999, are derived from the consolidated financial statements of Amscan Holdings, Inc., which consolidated financial statements have been audited by Ernst & Young LLP, independent certified public accountants, as of the end of and for each of the years ended December 31, 1999 and 1998 and by KPMG LLP, independent certified public accountants, as of the end of and for each of the years in the three-year period ended December 31, 1997. The consolidated financial statements as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999 and the reports thereon, are included in this report under Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K." The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                                      Years Ended December 31,
                                                                -----------------------------------------------------------------

                                                                   1999          1998          1997          1996          1995
                                                                ---------     ---------     ---------     ---------     ---------
                                                                                       (Dollars in thousands)
Statements of Operations Data (1):

Net sales ...................................................   $ 306,112     $ 235,294     $ 209,931     $ 192,705     $ 167,403
Cost of sales ...............................................     193,586       150,456       136,571       123,913       108,654
                                                                ---------     ---------     ---------     ---------     ---------
Gross profit ................................................     112,526        84,838        73,360        68,792        58,749
Selling expenses ............................................      24,455        17,202        13,726        11,838        12,241
General and administrative expenses .........................      33,249        23,432        20,772        19,266        15,002
Art and development costs ...................................      10,047         7,356         5,282         5,173         4,256
Non-recurring charges (2) ...................................         995
Restructuring charges (3) ...................................                     2,400
Non-recurring charges in connection with the Merger (4) .....                                  22,083
Non-recurring compensation in connection with the IPO (5) ...                                                15,535
Special bonuses (5) .........................................                                                 4,222         2,581
                                                                ---------     ---------     ---------     ---------     ---------
Income from operations ......................................      43,780        34,448        11,497        12,758        24,669
Interest expense, net .......................................      26,365        22,965         3,892         6,691         5,772
Other expense (income), net .................................          35          (121)          (71)          335          (309)
                                                                ---------     ---------     ---------     ---------     ---------
Income before income taxes and minority interests ...........      17,380        11,604         7,676         5,732        19,206
Income tax expense ..........................................       7,100         4,816         7,665         1,952           731
Minority interests ..........................................          73            79           193         1,653         1,041
                                                                ---------     ---------     ---------     ---------     ---------
Net income (loss) ...........................................   $  10,207     $   6,709     $    (182)    $   2,127     $  17,434
                                                                =========     =========     =========     =========     =========

Pro forma data relating to change in tax status:

Income before income taxes ..................................                                             $   4,079     $  18,165
Pro forma income taxes (6) ..................................                                                 1,827         7,403
                                                                                                          ---------     ---------
Pro forma net income (6) ....................................                                             $   2,252     $  10,762
                                                                                                          =========     =========

Other financial data:

Gross margin percentage .....................................        36.8%         36.1%         34.9%         35.7%         35.1%
Capital expenditures, including assets under capital leases..   $  12,283     $   7,714     $  10,296       $11,008        $4,522
Depreciation and amortization ...............................      12,931         8,501         6,245         5,137         4,332
Ratio of earnings to fixed charges (7) ......................        1.6x          1.4x          2.2x          1.7x          3.8x

Cash Flow Statement Data:

Cash flows from operations ..................................   $  19,435     $  22,762     $   4,169     $  12,273     $   4,721
Cash flows from investing ...................................     (11,416)      (83,127)      (10,097)       (7,613)       (4,513)
Cash flows from financing ...................................      (8,767)      (49,762)      116,005        (5,958)          147

Non-GAAP financial data:

Adjusted EBITDA (8) .........................................   $  56,881     $  45,609     $  40,115     $  37,652     $  31,582
Adjusted EBITDA margin ......................................        18.6%         19.4%         19.1%         19.5%         18.9%
Adjusted EBITDA to interest expense, net ....................        2.2x          2.0x         10.3x          5.4x          5.2x


                                                                                  December 31,
                                                         ------------------------------------------------------------
                                                            1999         1998         1997         1996        1995
                                                         ---------    ---------    ---------    ---------   ---------
                                                                             (Dollars in thousands)
Balance Sheet Data:

Working capital ......................................   $  82,228    $  71,476    $  96,793    $  45,405   $   8,383
                                                         =========    =========    =========    =========   =========
Total assets .........................................   $ 263,487    $ 248,852    $ 269,276    $ 140,274   $ 114,601
                                                         =========    =========    =========    =========   =========
Short-term indebtedness (9) ..........................   $   8,250    $  13,177    $   3,335    $  33,262   $  58,541
Long-term indebtedness ...............................     266,891      270,127      234,422       15,085      12,284
                                                         ---------    ---------    ---------    ---------   ---------
Total indebtedness ...................................   $ 275,141    $ 283,304    $ 237,757    $  48,347   $  70,825
                                                         =========    =========    =========    =========   =========
Redeemable Common Stock (10) .........................   $  23,582    $  19,547
                                                         =========    =========
Stockholders' (deficit) equity .......................   $ (88,529)   $ (95,287)   $ (95,219)   $  67,949   $  27,205
                                                         =========    =========    =========    =========   =========

------------------


      (1) In connection with the preparation of the selected consolidated financial data, Amscan has reclassified certain amounts in prior years to conform to the current year presentation.

      (2) During the fourth quarter of 1999, the Company recorded non-recurring charges of $1.0 million in association with the proposed construction of a new distribution facility. The non-recurring charges represented building costs written-off due to the relocation of the proposed site.

      (3) The Company recorded charges of $2.4 million in 1998 in connection with the restructuring of its distribution operations. The Company closed two facilities located in California and Canada. The restructuring charges include the non-cash write-down of $1.3 million relating to property, plant and equipment, the accrual of future lease obligations of $0.5 million and severance and other costs of $0.6 million.

      (4) In connection with the Merger, the Company recorded non-recurring charges of approximately $22.1 million related to the recapitalization comprised of $11.7 million in transaction costs, $7.5 million compensation payment to an officer, $1.9 million for the redemption of Company stock options and $1.0 million of debt retirement costs.

      (5) In conjunction with Amscan's initial public offering of Common Stock ("IPO") in 1996, the Company recorded non-recurring compensation expense of $15.5 million related to stock and cash payments of $12.5 million to certain executives in connection with the termination of prior employment agreements and $3.0 million for the establishment of an Employee Stock Ownership Plan for the benefit of the Company's domestic employees and the payment of stock bonuses to certain of such employees. In addition, in each of the years in the two-year period ended December 31, 1996, special bonus arrangements existed with certain members of management. In connection with the IPO, such special profit sharing arrangements were substantially modified and replaced by incentives tied to the value of the Company Common Stock.

      (6) Prior to the consummation of the IPO in 1996, Amscan Inc. and certain of its affiliates elected to be taxed as Subchapter S corporations under the Internal Revenue Code. The pro forma net income amounts give effect to pro forma income tax amounts for each of the periods shown at statutory rates (40.5%) assuming these entities had not elected Subchapter S corporation status.

      (7) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes and minority interests plus fixed charges. Fixed charges consist of interest expense on all obligations, amortization of deferred financing costs and one-third of the rental expense on operating leases representing that portion of rental expense deemed by the Company to be attributable to interest.

      (8) "EBITDA" represents earnings before interest, income taxes, depreciation and amortization. "Adjusted EBITDA" represents EBITDA adjusted for certain non-recurring items, other income or expenses, amortization of the restricted Common Stock award, and minority interests reflected in the following table. Neither EBITDA nor Adjusted EBITDA are intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA and Adjusted EBITDA are presented because they are widely accepted financial indicators of a leveraged company's ability to service and/or incur indebtedness and because management believes EBITDA and Adjusted EBITDA are relevant measures of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. EBITDA and Adjusted EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA and Adjusted EBITDA, investors should consider that EBITDA and Adjusted EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment, (ii) are not measures of performance calculated in accordance with accounting principles generally accepted in the United States, (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.


                                                                                  Years Ended December 31,
                                                                    ----------------------------------------------------

                                                                      1999       1998        1997      1996       1995
                                                                    --------   --------    -------   --------   --------
     EBITDA ...................................................   $ 56,603   $ 42,991    $ 17,620    $ 15,907   $ 28,269
     Adjustments - increase (decrease):
       Certain non-recurring items and special
         bonuses ..............................................                 2,400      22,083      19,757      2,581
       Amortization of restricted Common
         Stock award ..........................................        170        260         290
       Other expense (income), net ............................         35       (121)        (71)        335       (309)
       Minority interests .....................................         73         79         193       1,653      1,041
                                                                   --------    --------    --------  --------
     Adjusted EBITDA ..........................................   $ 56,881   $ 45,609    $ 40,115    $ 37,652   $ 31,582
                                                                   ========    ========    ========   ========   ========


     (9) Short-term indebtedness consists primarily of the Company's borrowings under bank lines of credit and the current portion of long-term debt. Prior to December 31, 1997, short-term indebtedness also included debt previously due to John A. Svenningsen.

     (10) Under the terms of a stockholders' agreement ("Stockholders' Agreement"), the Company can purchase all of the shares held by the employee stockholders, and the employees can require the Company to purchase all of the shares held by the employee stockholders, under certain circumstances. Prior to December 31, 1998, the obligation to purchase employee shares was assignable to GSCP at a cost of up to $15 million. The purchase price as prescribed in the Stockholders' Agreement is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost. The aggregate amount that may be payable by the Company to employee stockholders based on fully paid and vested shares has been classified as redeemable common stock ("Redeemable Common Stock").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Over the past several years, the party goods industry has experienced significant changes in both distribution channels and product offerings. Despite the recent consolidation in the party goods superstore channel, the retail distribution of party goods continues to shift from smaller independent stores and designated departments within drug, discount or department store chains to superstores dedicated to retailing party goods. In part due to the success of the superstore channel, party goods manufacturers broadened their product lines to support the celebration of a greater number of occasions. The industry's growth has been directly affected by these changes.

         Amscan's revenues are generated from sales of approximately 30,000 SKU's consisting of paper and plastic tableware, accessories and novelties for all occasions and, in 1999, gifts. Tableware (plates, cups, cutlery, napkins and tablecovers) is the Company's core product category, generating approximately 45% of revenues in 1999. Coordinated accessories (e.g., balloons and banners) and novelties (e.g., party favors) are offered to complement the Company's tableware products. To serve its customers better, the Company has made significant additions to its product line as well as introducing new gift lines. Our new gift lines encompass home, baby, and wedding products for general gift giving or self-purchase and are being distributed through a newly aligned salesforce. Through increased spending on internal product development as well as through acquisitions, the Company has had a net increase of approximately 22,300 SKU's since 1991. Revenue growth primarily has been the result of increased orders from its party goods superstore customers (new stores and increased same-store sales), increased international sales and price increases.

         Amscan's gross profit is principally influenced by its product mix and paper costs. Products manufactured by the Company, primarily tableware and metallic balloons, represented nearly 65% of the Company's 1999 sales. Amscan has made significant additions to its manufacturing capacity which have allowed it to increase manufacturing efficiencies and improve gross margins. The Company believes that its manufacturing capabilities enable it to lower product cost, ensure product quality and be more responsive to customer demands. The Company has historically been able to adjust its prices in response to changes in paper prices.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

 PERCENTAGE OF NET SALES

                                                                             Years Ended December 31,
                                                                             ------------------------
                                                                                1999          1998
                                                                               ------        ------
Net sales ............................................................          100.0%        100.0%
Cost of sales ........................................................           63.2          63.9
                                                                               ------        ------
     Gross profit ....................................................           36.8          36.1
Operating expenses:
    Selling expenses .................................................            8.0           7.3
    General and administrative expenses ..............................           10.9          10.0
    Art and development costs ........................................            3.3           3.1
    Non-recurring charges ............................................            0.3
    Restructuring charges ............................................                          1.0
                                                                               ------        ------
   Total operating expenses ..........................................           22.5          21.4
                                                                               ------        ------
     Income from operations ..........................................           14.3          14.7
   Interest expense, net .............................................            8.6           9.8
   Other income, net .................................................
                                                                               ------        ------
     Income before income taxes and minority interests ...............            5.7           4.9
Income tax expense ...................................................            2.4           2.0
Minority interests ...................................................
                                                                               ------        ------
    Net income .......................................................            3.3%          2.9%
                                                                               ======        ======


         Net sales for the year ended December 31, 1999 of $306.1 million, were $70.8 million or 30.1% higher than for the year ended December 31, 1998. The increase in net sales includes approximately $44.2 million of incremental sales from Anagram, which was acquired in mid September of 1998, as well as increased sales to superstores and independent party goods stores. The increased sales to superstores and independent party goods stores are principally attributable to a realignment of the Company's independent sales force in 1999 in connection with the introduction of its new gift lines, a strong solid color tableware program and stronger than usual seasonal sales as a result of the celebration of the millennium. During the year ended December 31, 1999, the Company added approximately 10,000 SKU's to its product line, of which approximately 1,000 related to the newly introduced gift lines.

         Gross profit for the year ended December 31, 1999 was $112.5 million, or 36.8% of net sales, as compared to 36.1% for the year ended December 31, 1998. The improvement in gross profit margin principally resulted from increased efficiencies gained at the manufacturing level.

         Selling expenses for the year ended December 31, 1999 increased by $7.3 million to $24.5 million and, as a percentage of net sales from 7.3% to 8.0%. The increase in selling expenses reflected the inclusion of approximately $5.0 million of incremental selling expenses from Anagram, which historically operates at a higher level of expense as a percentage of sales. The remaining increase in selling expenses principally resulted from the addition of several new product catalogues and the realignment of the independent sales force in 1999.

         General and administrative expenses of $33.2 million for the year ended December 31, 1999 increased by $9.8 million as compared to the year ended December 31, 1998. The increase reflected the additional amortization of goodwill and other intangible assets arising from the acquisition of Anagram as well as the inclusion of Anagram results, which historically operates at a higher level of expense as a percentage of sales. The provision for doubtful accounts for the year ended December 31, 1999 decreased by $0.4 million to $2.9 million and as a percentage of net sales from 1.4% to 1.0%. During the first quarter of 1999, Party City experienced financial difficulties which were addressed during the fourth quarter of 1999 through new financing arrangements.

         Art and development costs of $10.0 million for the year ended December 31, 1999 were $2.7 million higher than the prior year. As a percentage of sales, art and development costs increased to 3.3% in 1999 from 3.1% in 1998. The increase in costs reflected the Company's investment in additional art and product development staff associated with the development of the new gift lines.

         During the fourth quarter of 1999, the Company recorded non-recurring charges of $1.0 million in association with the proposed construction of a new distribution facility. The non-recurring charges represented building costs written-off due to the relocation of the proposed site.

         In the second quarter of 1998, the Company commenced a restructuring of its distribution operations to reduce costs and improve operating efficiencies. The Company closed two distribution facilities located in California and Canada which resulted in the elimination of a total of approximately 100 positions. The restructuring was substantially completed by December 1998. The Company has recorded restructuring charges of approximately $2.4 million, or 1.0% of sales for the year ended December 31, 1998. The restructuring charges included the non-cash write-down of $1.3 million relating to property, plant and equipment, the accrual of future lease obligations of $0.5 million and severance and other costs of $0.6 million. Management is currently evaluating the further consolidation of its domestic distribution facilities which may result in additional restructuring charges in subsequent periods.

         Interest expense, net, of $26.4 million for the year ended December 31, 1999 increased by $3.4 million as compared to 1998 mainly due to higher average borrowings principally as a result of the acquisition of Anagram (see "Liquidity and Capital Resources").

         Income taxes for the years ended December 31, 1999 and 1998 were provided for at consolidated effective income tax rates of 40.85% and 41.5%, respectively. The effective income tax rates exceed the federal statutory income tax rate primarily due to state income taxes.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

 PERCENTAGE OF NET SALES

                                                                              Years Ended December 31,
                                                                              ------------------------
                                                                                1998           1997
                                                                               ------         ------
Net sales ............................................................          100.0%         100.0%
Cost of sales ........................................................           63.9           65.1
                                                                               ------         ------
     Gross profit ....................................................           36.1           34.9
Operating expenses:
   Selling expenses ..................................................            7.3            6.5
   General and administrative expenses ...............................           10.0            9.9
   Art and development costs .........................................            3.1            2.5
   Restructuring charges .............................................            1.0
   Non-recurring charges in connection with the Merger ...............                          10.5
                                                                               ------         ------
Total operating expenses .............................................           21.4           29.4
                                                                               ------         ------
   Income from operations ............................................           14.7            5.5
Interest expense, net ................................................            9.8            1.9
Other income, net ....................................................                          (0.1)
                                                                               ------         ------
   Income before income taxes and minority interests .................            4.9            3.7
Income tax expense ...................................................            2.0            3.7
Minority interests ...................................................                           0.1
                                                                               ------         ------
   Net income (loss) .................................................            2.9%          (0.1)%
                                                                               ======         ======


         Net sales for the year ended December 31, 1998 of $235.3 million, were $25.4 million or 12.1% higher than for the year ended December 31, 1997. The increase in net sales in 1998 over 1997 reflects additional sales from the acquisition of Anagram as well as increased sales to party goods superstores which was partially offset by a decline in sales to smaller independent stores. The Company's marketing strategy of continually offering new products, new designs and themes for existing products also contributed to the increase in sales. During the year ended December 31, 1998, the Company added approximately 6,000 SKU's to its product line, including approximately 4,500 SKU's as a result of the acquisition of Anagram.

         Gross profit for the year ended December 31, 1998 was $84.8 million, or 36.1% of net sales, as compared to 34.9% for the year ended December 31, 1997. The increase in gross profit margin for 1998 principally resulted from savings associated with a restructuring of the Company's distribution operations begun in the second quarter of 1998 partially offset by higher freight costs incurred in the latter half of 1998.

         Selling expenses for the year ended December 31, 1998 increased by $3.5 million to $17.2 million and, as a percentage of net sales, to 7.3% from 6.5%, principally due to the addition of a new seasonal catalogue, expansion of the "everyday" catalogue, the inclusion of the results of Anagram, and higher advertising costs.

         General and administrative expenses of $23.4 million for the year ended December 31, 1998 increased by $2.7 million as compared to the year ended December 31, 1997. The increase results from additional amortization of goodwill and other intangible assets arising from the September 1998 acquisition of Anagram.

         Art and development costs of $7.4 million for the year ended December 31, 1998 were $2.1 million higher than the prior year. As a percentage of sales, art and development costs increased to 3.1% in 1998 from 2.5% in 1997. The increase in costs reflects the Company's investment in additional art and product development staff associated with the development of new product lines.

         In the second quarter of 1998, the Company commenced a restructuring of its distribution operations to reduce costs and improve operating efficiencies. The Company closed two distribution facilities located in California and Canada which resulted in the elimination of a total of approximately 100 positions. The restructuring was substantially completed by December 1998. The Company has recorded restructuring charges of approximately $2.4 million, or 1.0% of sales, for the year ended December 31, 1998. The restructuring charges include the non-cash write-down of $1.3 million relating to property, plant and equipment, the accrual of future lease obligations of $0.6 million and severance and other costs of $0.5 million. Management is currently evaluating the further consolidation of its domestic distribution facilities which may result in additional restructuring charges in subsequent periods.

         Interest expense, net, of $23.0 million for the year ended December 31, 1998 increased by $19.1 million as compared to 1997 due to the Company's increased borrowings in connection with the Merger and the acquisition of Anagram (see "Liquidity and Capital Resources"), offset, in part, by reduced levels of working capital.

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

         In addition to the Term Loan, the Bank Credit Facilities, as amended, provide for revolving loan borrowings of up to $50 million (the "Revolving Credit Facility"). The Revolving Credit Facility, expiring on December 31, 2002, bears interest, at the option of the Company, at the lenders' customary base rate plus 1.25% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.25% per annum. Interest on balances outstanding under the Revolving Credit Facility are subject to adjustment in the future based on the Company's performance. At December 31, 1999, the Company had borrowing capacity of approximately $40.5 million under the Revolving Credit Facility.

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

         At December 31, 1999, the Company had three interest rate swap contracts outstanding with a financial institution and Goldman Sachs Capital Markets, L.P. ("GSCM") covering $123.3 million of its Term Loan at fixed effective interest rates ranging from 7.18% to 8.80%.

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

         The Merger Financings and the amendments to the Company's credit agreements may affect the Company's ability to make future capital expenditures and potential acquisitions. However, management believes that current asset levels provide adequate capacity to support its operations for at least the next 12 months. As of December 31, 1999, the Company did not have material commitments for capital expenditures.

CASH FLOW DATA - YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         For the year ended December 31, 1999, net cash provided by operating activities totaled $19.4 million, or $3.3 million lower than for the year ended December 31, 1998. The lower cash flow from operations reflected an increase in the Company's net accounts receivable balance as a result of higher sales and increased sales with extended terms and higher levels of inventory to support the introduction of new gift lines and new sales programs, partially offset by higher earnings and an increase in trade accounts payable.

         Net cash used in investing activities during the year ended December 31, 1999 consisted of $11.4 million of capital expenditures including an upgrade of the Company's data processing systems and investment in additional manufacturing equipment. Net cash used in investing activities during the year ended December 31, 1998 totaled $83.1 million and was comprised of $78.4 million of cash paid for the acquisitions of Anagram and the remaining 25% interest in the Company's U.K. based subsidiary, and $7.5 million for capital expenditures partially offset by proceeds received from the sale of the Company's Canadian distribution facility and other assets in connection with its restructuring plan.

         During the year ended December 31, 1999, net cash used in financing activities of $8.8 million principally consisted of scheduled payments of long-term obligations partially offset by the proceeds from short-term working capital borrowings. During the year ended December 31, 1998, net cash used in financing activities of $49.8 million consisted of payments of $93.2 million to former shareholders whose investment in Company Common Stock was converted into the right to receive cash in connection with the Merger in December of 1997 and the scheduled repayment of debt offset by net proceeds of $59.1 million from additional borrowings in connection with the acquisition of Anagram, and the issuance of Common Stock to employees.

CASH FLOW DATA - YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Net cash provided by operating activities increased by $18.6 million to $22.8 million during the year ended December 31, 1998 from $4.2 million during the year ended December 31, 1997, principally as a result of increased earnings and lower accounts receivable and inventory levels (excluding the effects of the acquisition of Anagram) attributable to management's efforts to reduce working capital. The impact of lower accounts receivable and inventory levels was partially offset by lower accounts payable balances at December 31, 1997.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement requires all derivatives to be recognized on the balance sheet at fair value and establishes standards for the recognition of changes in such fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 effective January 1, 2001. Because of the Company's limited use of derivatives, management does not anticipate the adoption of SFAS No. 133 will have a significant effect on earnings or the financial position of the Company.

         Other  pronouncements   issued  by  the  FASB  or  other  authoritative
accounting   standards  groups  with  future  effective  dates  are  either  not applicable or not significant to the financial statements of the Company.

IMPACT OF YEAR 2000

         During 1999, the Company discussed the nature and progress of its plans to become Year 2000 ready. In the latter half of 1999, the Company completed its remediation and testing of its computer systems. As a result of those planning and implementation efforts, the Year 2000 issue did not pose significant operational problems for the Company's computer systems and the Company experienced no disruptions with its significant suppliers and subcontractors and believes those systems successfully responded to the Year 2000 date change. The Company did not incur significant expenses in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report includes "forward-looking statements" within the meaning of various provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, including any changes to operations, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. Actual results may differ materially from those discussed. Whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to
(1) the concentration of sales by the Company to party goods superstores where the reduction of purchases by a small number of customers could materially reduce the Company's sales and profitability, (2) the concentration of the Company's credit risk in party goods superstores, several of which are privately held and have expanded rapidly in recent years, (3) the failure by the Company to anticipate changes in tastes and preferences of party goods retailers and consumers, (4) the introduction by the Company of new product lines, (5) the introduction of new products by the Company's competitors, (6) the inability of the Company to increase prices to recover fully future increases in raw material prices, especially increases in paper prices, (7) the loss of key employees, (8) changes in general business conditions, (9) other factors which might be described from time to time in the Company's filings with the Commission, and
(10) other factors which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and the actual results or developments anticipated by the Company may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company or its business or operations. Although the Company believes that it has the product offerings and resources needed for continued growth in revenues and margins, future revenue and margin trends cannot be reliably predicted. Changes in such trends may cause the Company to adjust its operations in the future. Because of the foregoing and other factors, recent trends should not be considered reliable indicators of future financial results. In addition, the highly leveraged nature of the Company may impair its ability to finance its future operations and capital needs and its flexibility to respond to changing business and economic conditions and business opportunities.

QUARTERLY RESULTS

         As a result of the seasonal nature of certain of the Company's products, the quarterly results of operations may not be indicative of those for a full year. Third quarter sales are generally the highest of the year due to a combination of increased sales to consumers of the Company's products during summer months as well as initial shipments of seasonal holiday merchandise as retailers build inventory. Conversely, fourth quarter sales are generally lower as retailers sell through inventories purchased during the third quarter. However, fourth quarter sales in 1999 were higher than prior quarters and is primarily attributable to stronger than usual sales as a result of the celebration of the millennium. The overall growth rate of the Company's sales in recent years has offset, in part, this sales variability. Promotional activities, including special dating terms, particularly with respect to Halloween and Christmas products sold in the third quarter, result in generally lower profitability in the fourth quarter, due to higher accounts receivables balances and associated higher interest costs to support these balances. The following table sets forth the historical net sales, gross profit, income from operations and net income (loss) of the Company for 1999 and 1998 by quarter.


                                                              For the Three Months Ended
                                              -----------------------------------------------------------
                                              March 31       June 30       September 30       December 31
                                              --------       -------       ------------       -----------
1999
----

Net sales..............................       $76,440         $73,203         $74,853            $81,616
Gross profit...........................        28,320          26,508          27,367             30,331
Income from operations (a).............         6,344           9,866          11,801             15,769(b)
Net (loss) income (a) .................           (85)          1,929           3,090              5,273(b)

1998
----

Net sales..............................       $55,561         $48,686         $62,252           $ 68,795
Gross profit...........................        19,572          17,663          22,704             24,899
Income from operations.................         9,235           5,454(c)       11,250              8,509
Net income.............................         2,271              30(c)        3,425                983


      (a) During the first quarter of 1999, the Company's largest customer, Party City announced that it would be in default of certain covenants of its credit facility and as a result Amscan maintained a related allowance for doubtful accounts and sales allowances which approximated one half of the account and note receivable balance of $15.8 million due from Party City, including $6.0 million charged to the provision for doubtful accounts during the first quarter of 1999. Reflecting Party City's improved financial condition, the provision was decreased by $1.9 million during the third quarter and the remainder of the provision of $4.1 million was reversed during the fourth quarter of 1999.

      (b) During the fourth quarter of 1999, the Company recorded non-recurring charges of $1.0 million in association with the proposed construction of a new distribution facility. The non-recurring charges represented building costs written-off due to the relocation of the proposed site.

      (c) Included in second quarter results in 1998 are non-recurring restructuring charges of $2.4 million which related to the closure of two distribution facilities located in California and Canada. The restructuring charges consist of the non-cash write-down of $1.3 million relating to property, plant and equipment, the accrual of future lease obligations of $0.5 million, and severance and other costs of $0.6 million.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's earnings are affected by changes in interest rates as a result of its issuance of variable rate indebtedness. However, the Company utilizes interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for the Company's variable rate indebtedness averaged 2% more than the interest rate actually paid for the year ended December 31, 1999 and 1998, the Company's interest expense, after considering the effects of its interest rate swap agreements, would have increased, and income before income taxes would have decreased, by $1.4 million and $1.3 million, respectively. This amount is determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment balances, and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

         The Company's earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in foreign markets. Foreign currency forward contracts are used periodically to hedge against the earnings effects of such fluctuations. A uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's foreign sales are denominated would have resulted in a decrease in gross profit of $1.6 million and $1.1 million for the years ended December 31, 1999 and 1998, respectively. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

         Name                        Age   Position
         ----                        ---   --------

         Terence M. O'Toole          41    Director, Chairman of the Board
         Sanjeev K. Mehra            41    Director
         Joseph P. DiSabato          33    Director
         Gerald C. Rittenberg        47    Chief Executive Officer and Director
         James M. Harrison           48    President, Chief Financial Officer,
                                             Treasurer and Director
         Garry Kieves                51    Senior Vice President

         Terence M. O'Toole is a Managing Director of Goldman, Sachs & Co. ("Goldman Sachs") in the Principal Investment Area. He joined Goldman Sachs in 1983. He is a member of Goldman Sachs' Principal Investment Area Investment Committee and its Stone Street Fund Investment Committee. Mr. O'Toole serves on the Boards of Directors of AMF Bowling, Inc., Western Wireless Corporation, VoiceStream Wireless Corporation and several privately held companies on behalf of Goldman Sachs. He holds a B.S. degree from Villanova University and an M.B.A. from the Stanford Graduate School of Business.

         Sanjeev K. Mehra is a Managing Director of Goldman, Sachs & Co. in the Principal Investment Area. He joined Goldman Sachs in 1986. He is a member of Goldman Sachs' Principal Investment Area Investment Committee and its Stone Street Fund Investment Committee. Mr. Mehra serves on the Boards of Directors of Promedco Management Company, Madison River Telephone Company, L.L.C., and several privately held companies on behalf of Goldman Sachs. He holds an A.B from Harvard University and an M.B.A. from the Harvard Graduate School of Business Administration.

         Joseph P. DiSabato is a Vice President of Goldman, Sachs & Co. in the Principal Investment Area. He joined Goldman Sachs in 1988, worked as a Financial Analyst until 1991, and returned in 1994 as an Associate. Mr. DiSabato serves on the Board of Directors of Madison River Telephone Company, L.L.C., and several privately held companies on behalf of Goldman Sachs. He holds a B.S. from the Massachusetts Institute of Technology and an M.B.A. from the Anderson Graduate School of Management.

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

         Garry Kieves became Senior Vice President of the Company in September 1998 when the Company acquired Anagram. He has served as President of Anagram International, Inc. for more than five years.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the compensation earned for the past three years for the Company's former and current Chief Executive Officer and all other former and current executive officer of the Company as of December 31, 1999 whose aggregate salary and bonus for 1999 exceeded $100,000. The amounts shown include compensation for services in all capacities that were provided to the Company or its subsidiaries. Amounts shown were paid by the Company's principal subsidiary, Amscan Inc., except for payments to or on behalf of Garry Kieves, which were paid by Anagram. Prior to the Merger, the Company granted stock options on shares of Company Common Stock ("Company Stock Options") pursuant to the 1996 Stock Option Plan for Key Employees (the "Prior Stock Plan"). Following the Merger, Company stock options ("New Options") were granted pursuant to a new stock incentive plan and related option agreement (together, the "Option Documents") adopted by the Company. At the time of the Merger, certain employees converted Company Stock Options into options to purchase shares of Common Stock ("Rollover Options").


                                                                                         Long Term
                                                                                       Compensation
                                                                                  No. of Securities Under-      All Other
Name and Principal Position       Year        Salary        Bonus (a)     Other    lying Options Granted     Compensation (b)
---------------------------       ----        ------        ---------     -----    ---------------------     ----------------

John A. Svenningsen               1997       $126,953                                                            $  4,219
  Former Chief Executive
  Officer and Chairman

Gerald C. Rittenberg              1999       $295,000       $450,000                                               $7,255
  Chief Executive Officer         1998        295,000        395,000                                                6,532
                                  1997        220,000                                     16.648(c)                 3,763

James M. Harrison                 1999       $275,000       $400,000                                               $5,399
  President, Chief Financial      1998        275,000        350,000                                                6,286
  Officer and Treasurer           1997        215,000        255,000   $176,041(d)        16.268(e)                 3,763

Garry Kieves                      1999       $240,000                                                              $5,289
  Senior Vice President           1998         72,900(f)                                   6.648(g)                   929

William S. Wilkey                 1999       $172,604                   $55,125(h)                                 $7,118
  Former Senior Vice President    1998        210,000        $50,000                                                6,532
  - Sales and Marketing           1997        200,000        210,000    352,082(i)        16.441(j)                 3,763

      (a) Represents amounts earned with respect to the years indicated, whether paid or accrued.

      (b) Represents contributions by the Company under the Profit Sharing & Savings Plan, as well as insurance premiums paid by the Company with respect to term life insurance for the benefit of the named executive officer.

      (c) Represents the New Options granted to Mr. Rittenberg immediately following the Merger.

      (d) Represents a cash bonus paid to Mr. Harrison at the time of the Merger in connection with the conversion by Mr. Harrison of 50,000 Company Stock Options into the Rollover Options to purchase 2.394 shares of Company Common Stock.

      (e) Represents the New Options and the Rollover Options granted to Mr. Harrison immediately following the Merger.

      (f) Mr. Kieves became an employee and Senior Vice President of the Company on September 17, 1998.

      (g) Represents the New Options granted to Mr. Kieves in connection with the acquisition of Anagram in 1998. In addition, 10 Common Stock warrants valued at $225,000 were issued to Mr. Kieves in connection with the Anagram acquisition.

      (h) Effective November 8, 1999, Mr. Wilkey terminated his employment agreement with Amscan and began serving as a consultant to the Company. Amounts represent payments received under a consulting agreement.

      (i) Represents a cash bonus paid to Mr. Wilkey at the time of the Merger in connection with the conversion by Mr. Wilkey of 100,000 Company Stock Options into the Rollover Options to purchase 4.787 shares of Company Common Stock.

      (j) Represents the New Options and the Rollover Options granted to Mr. Wilkey immediately following the Merger.



OPTION GRANTS TABLE

         No options under the Options Documents were issued to directors and executive officers of the Company during 1999.

FISCAL 1999 YEAR END OPTION VALUES


                                      Number of Securities                     Value of Unexercised In the Money
                                 Underlying Unexercised Options                   Options at Fiscal Year End
                                 ------------------------------                   --------------------------

Name                          Exercisable             Unexercisable           Exercisable           Unexercisable
----                          -----------             -------------           -----------           -------------

Gerald C. Rittenberg               6.659                 9.989                 $332,960                $499,440

James M. Harrison                  6.508                 9.760                  344,948                 517,422

Garry Kieves                       1.3296                5.3184                       -                       -

William S. Wilkey                  6.577                 9.864                  367,987                 551,981


         The valuation of unexercised in the money options is based on a valuation of Company Common Stock of $125,000 per share. No New or Rollover Options were exercised in the most recent fiscal year.

         For a further description of the New Options and Rollover Options granted to the executives named in the Summary Compensation Table in connection with the Merger, see "Employment Arrangements" below.

EMPLOYMENT ARRANGEMENTS

         Employment Agreement with Gerald C. Rittenberg. Under the Employment Agreement between the Company and Gerald C. Rittenberg, dated as of August 10, 1997 (the "Rittenberg Employment Agreement"), Mr. Rittenberg serves as Chief Executive Officer of the Company for a three-year period commencing at the time of the Merger (the "Initial Term"), which term will be extended automatically for successive additional one-year periods (each an "Additional Term"), unless either the Company gives Mr. Rittenberg, or Mr. Rittenberg gives the Company, written notice of the intention not to extend the term no less than twelve months prior to the end of the Initial Term or Additional Term, whichever is then in effect. Mr. Rittenberg will receive during the Initial Term an annual base salary of $295,000 which will be increased by 5% at the beginning of each Additional Term. During Mr. Rittenberg's Initial Term and any Additional Term, Mr. Rittenberg will be eligible for an annual bonus for each calendar year comprised of (i) a non-discretionary bonus equal to 50% of his annual base salary if certain operational and financial targets determined by the Board of Directors in consultation with Mr. Rittenberg are attained and (ii) a discretionary bonus awarded in the sole discretion of the Board of Directors. The Rittenberg Employment Agreement also provides for other customary benefits including incentive, savings and retirement plans, paid vacation, health care and life insurance plans, and expense reimbursement

         Under the Rittenberg Employment Agreement, if Mr. Rittenberg's employment were to be terminated by the Company other than for cause, death or disability, the Company would be obligated to pay Mr. Rittenberg a lump sum cash payment in an amount equal to the sum of (1) accrued unpaid salary, earned but unpaid bonus for any prior year, any deferred compensation and accrued but unpaid vacation pay (collectively, "Accrued Obligations") plus (2) severance pay equal to his annual base salary, provided, however, that in connection with a termination by the Company other than for cause following a Sale Event (as defined below), such severance pay will be equal to Mr. Rittenberg's annual base salary multiplied by the number of years the Company elects as the Restriction Period (as defined below) in connection with the non-competition provisions. Upon termination of Mr. Rittenberg's employment by the Company for cause, death, disability or if he terminates his employment, Mr. Rittenberg will be entitled to his unpaid Accrued Obligations. Additionally, upon termination of Mr. Rittenberg's employment during the Initial Term or any Additional Term (1) by the Company other than for cause or (2) by reason of his death or disability, or if the Initial Term or any Additional Term is not renewed at its expiration (other than for cause), the Rittenberg Employment Agreement provides for payment of a prorated portion of the bonus to which Mr. Rittenberg would otherwise have been entitled.

         The Rittenberg Employment Agreement also provides that during his Initial Term, any Additional Term and during the three-year period following any termination of his employment (the "Restriction Period"), Mr. Rittenberg shall not participate in or permit his name to be used or become associated with any person or entity that is or intends to be engaged in any business which is in competition with the business of the Company, or any of its subsidiaries or controlled affiliates, in any country in which the Company or any of its subsidiaries or controlled affiliates operate, compete or are engaged in such business or at such time intend to so operate, compete or become engaged in such business (a "Competitor"), provided, however, that if Mr. Rittenberg's employment is terminated by the Company other than for cause following a Sale Event, the Restriction Period will be instead a one, two or three-year period at the election of the Company. For purposes of the Rittenberg Employment Agreement, "Sale Event" means either (1) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934 (the "Exchange Act")) that is a Competitor, other than GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sach & Co. (collectively, "GSCP"), of a majority of the outstanding voting stock of the Company or (2) the sale or other disposition (other than by way of merger or consolidation) of all or substantially all of the assets of the Company and its subsidiaries taken as a whole to any person or group of persons that is a Competitor, provided, however, that an underwritten initial public offering of shares of Company Common Stock pursuant to a registration statement under the Securities Act of 1933 (the "Securities Act") will not constitute a Sale Event. The Rittenberg Employment Agreement also provides for certain other restrictions during the Restriction Period in connection with (a) the solicitation of persons or entities with business relationships with the Company and (b) inducing any employee of the Company to terminate their employment or offering employment to such persons, in each case subject to certain conditions.

         Pursuant to the Rittenberg Employment Agreement, Mr. Rittenberg contributed to Confetti Acquisition, Inc. ("Confetti") immediately prior to the Merger, 272,728 shares of Company Common Stock in exchange for 60.0 shares of Common Stock of Confetti ("Confetti Common Stock"), having an aggregate value equal to approximately $4.5 million, which shares of Confetti Common Stock were valued at the purchase price for which GSCP purchased common shares of Confetti immediately prior to the Merger (the "New Purchase Price"). At the time of the Merger, such shares of Confetti Common Stock were converted into 60.0 shares of the Company's Redeemable Common Stock as the surviving company in the Merger (as converted, the "Rollover Stock").

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

         Mr. Rittenberg is not permitted to sell, assign, transfer, pledge or otherwise encumber any New Options, shares of Rollover Stock or shares of Redeemable Common Stock acquired upon exercise of the New Options, except as provided in the Stockholders' Agreement dated as of December 19, 1997 among the Company, GSCP, the Estate of John A. Svenningsen (the "Estate") and certain employees of the Company and the Option Documents, and the shares of Rollover Stock and shares of Redeemable Common Stock acquired upon exercise of the New Options are subject to the terms of the Stockholders' Agreement.

         At the time of the Merger, the Rittenberg Employment Agreement replaced and superseded Mr. Rittenberg's former employment agreement with the Company.

         Employment Agreement with James M. Harrison. Under the Employment Agreement, dated August 10, 1997, by and between the Company and James M. Harrison (the "Harrison Employment Agreement"), Mr. Harrison serves as President of the Company for a three-year Initial Term at an annual base salary of $275,000. The Harrison Employment Agreement contains provisions for Additional Terms, salary increases during any Additional Term, non-discretionary and discretionary bonus payments, severance, other benefits, definitions of cause and disability, and provisions for non-competition and non-solicitation similar to those in the Rittenberg Employment Agreement, with the exception of the provision for an election by the Company of a one, two or three-year Restriction Period following a Sale Event; under the Harrison Employment Agreement, the Restriction Period is fixed at three years and severance pay is fixed at one year's annual base salary. In addition, the Harrison Employment Agreement provided that Mr. Harrison's bonus for the 1997 calendar year was equal to the bonus that would have been payable to him in accordance with the relevant terms of his then current employment agreement with the Company, without taking into account any incremental financing or transaction costs attributable to the Merger as determined in good faith by the Board. The Harrison Employment Agreement also provided that Mr. Harrison receive a bonus payment of $105,000 on March 15, 1998, in addition to any other bonus payable.

         Pursuant to the Harrison Employment Agreement, following the Merger, Mr. Harrison was granted New Options to purchase 13.874 shares of Company Common Stock at $75,000 per share. Such New Options were granted on terms similar to those granted pursuant to the Rittenberg Employment Agreement.

         Additionally, under the Harrison Employment Agreement, Mr. Harrison converted, as of the time of the Merger, his Company Stock Options to purchase 50,000 shares of Company Common Stock into Rollover Options to purchase 2.394 shares of Company Common Stock. The Rollover Options have an exercise price per share (the "Rollover Exercise Price") equal to $54,545. Mr. Harrison also received at the time of the Merger a cash bonus equal to $176,041 in connection therewith. The Rollover Options were granted pursuant to the Option Documents and on the same terms as the New Options other than the exercise price.

         Pursuant to the Harrison Employment Agreement, Mr. Harrison was granted immediately prior to the Merger, 15.0 shares of Confetti Common Stock (the "Restricted Stock"), having an aggregate value of $1,125,000, based on the then new purchase price, which shares were converted in the Merger into 15.0 shares of Company Common Stock. During the Stock Restricted Period (as defined below), the Restricted Stock will be forfeitable and may not be sold, assigned, transferred, pledged or otherwise encumbered by Mr. Harrison. For purposes of the Harrison Employment Agreement, the "Stock Restricted Period" means the period beginning on the date of grant of the Restricted Stock and ending on the earliest of (i) the occurrence of an IPO (as such term is defined in the Stockholders' Agreement); (ii) immediately prior to the consummation of a transaction or series of transactions, approved by the Board of Directors, pursuant to which a person, entity or group (within the meaning of Section 13(d)(3)
or 14(d)(2) of the Exchange Act, other than Goldman Sachs or any of its affiliates, acquires a majority of the outstanding voting stock of the Company; and (iii) the termination of Mr. Harrison's employment with the Company (1) because of his death, (2) by the Company without cause, (3) by Mr. Harrison because of the Company's material breach of its obligations under the Harrison Employment Agreement, (4) by Mr. Harrison if the Company imposes on him duties or work conditions materially burdensome to him which are inconsistent with his prior duties and work conditions or (5) because of Mr. Harrison's disability; provided, however, that the Stock Restricted Period ended with respect to 25% of the shares of Restricted Stock on January 1, 1998 and as to 8.33% on each of January 1, 1999 and 2000. With respect to the remaining Restricted Stock, the Stock Restriction Period terminates in equal installments on January 1 of each of the years 2001 through 2007. Pursuant to the Harrison Employment Agreement, upon the voluntary or involuntary termination of Mr. Harrison's employment during the Stock Restricted Period for any reason other than a reason listed in clause (iii) of the preceding sentence, all shares of Restricted Stock (with respect to which the Stock Restricted Period has not then ended) will be forfeited and returned to the Company without payment.

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

         Agreement with William S. Wilkey.  Effective  November 8, 1999, William
S. Wilkey terminated his employment agreement with the Company dated October 4, 1996 and began serving as a consultant to the Company under an agreement dated November 8, 1999 and expiring September 30, 2002. Mr. Wilkey will be paid $220,500 annually for services rendered to the Company under this agreement.

         Pursuant to a Stock and Option Agreement, dated as of August 10, 1997, by and between the Company and William S. Wilkey (the "Wilkey Agreement"), Mr. Wilkey contributed to the Company immediately after the Merger $500,000 in cash in exchange for 6.67 shares of Company Common Stock ("New Stock") valued at the New Cost Per Share. Mr. Wilkey borrowed the funds for such payment from the Company. Such borrowing is evidenced by a personal full recourse note maturing on March 15, 2009, as amended, accruing interest at 6.65%, compounded annually, and payable in two annual installments of principal and interest equaling one-quarter of the bonuses Mr. Wilkey received from the Company corresponding to the years 1998 and 1999, with the remaining portion of the note and accrued interest payable at maturity. As of the date hereof, the unpaid principal amount of this note is $568,711. At the time of the Merger, Mr. Wilkey also entered into a related stock pledge agreement with the Company.

         Also pursuant to the Wilkey Agreement, following the Merger, Mr. Wilkey was granted New Options to purchase 11.654 shares of Company Common Stock at $75,000 per share. Such New Options were granted on terms similar to those granted pursuant to the Rittenberg Employment Agreement. Such options expire on December 17, 2007.

         Additionally, Mr. Wilkey converted, as of the time of the Merger, his Company Stock Options to purchase 100,000 shares of Company Common Stock into Rollover Options to purchase 4.787 shares of Company Common Stock. The Rollover Options have a Rollover Exercise Price equal to $54,545. Mr. Wilkey also received at the time of the Merger a cash bonus equal to $352,082 in connection therewith. The Rollover Options were granted pursuant to the Option Documents and on the same terms as the New Options. Such options expire on December 17, 2007.

         Mr. Wilkey will not be permitted to sell, assign, transfer, pledge or otherwise encumber any New Options, Rollover Options, shares of New Stock or Option Shares, except as provided in the Stockholders' Agreement and the Option Documents, and the shares of New Stock and Option Shares are subject to the terms of the Stockholders' Agreement.

         Employment Agreement with Gary Kieves. Under the Employment Agreement dated August 6, 1998, by and between the Company and Gary Kieves (the "Kieves Employment Agreement"), Mr. Kieves is employed as Senior Vice President of the Company and President of Anagram for a period of three years at an annual base salary of up to $250,000. The Kieves Employment Agreement contains provisions for Additional Terms, salary increases during any Additional Terms, discretionary bonus payments, severance and other benefits, and definitions of disability. The Kieves Employment Agreement also provides that upon termination of employment he may not, for a period of three years, be employed by, or associated in any manner with, any business which is in competition with the Company. The Employment Agreement may be terminated by the Company upon the death or permanent disability of Mr. Kieves, or for "cause" or without "cause."

         Options were granted to Mr. Kieves on terms similar to those granted pursuant to the Rittenberg Employment Agreement. Mr. Kieves will not be permitted to sell, assign, transfer, pledge or otherwise encumber any New Options, shares of Common Stock, Redeemable Common Stock or Option Shares, except as provided in the Stockholders' Agreement and the Option Documents, and the shares of Common Stock and Option Shares are subject to the terms of the Stockholders' Agreement.

AMSCAN HOLDINGS, INC. 1997 STOCK INCENTIVE PLAN

         Following consummation of the Merger, the Company adopted the Amscan Holdings, Inc. 1997 Stock Incentive Plan (the "Stock Incentive Plan") under which the Company may grant incentive awards in the form of shares of Company Common Stock ("Restricted Stock Awards"), options to purchase shares of Company Common Stock ("Company Stock Options") and stock appreciation rights ("Stock Appreciation Rights") to certain directors, officers, employees and consultants ("Participants") of the Company and its affiliates. The total number of shares of Company Common Stock reserved and available for grant under the Stock Incentive Plan is 135. A committee of the Company's board of directors (the "Committee"), or the board itself in the absence of a Committee, is authorized to make grants and various other decisions under the Stock Incentive Plan. Unless otherwise determined by the Committee, any Participant granted an award under the Stock Incentive Plan must become a party to, and agree to be bound by, the Stockholders' Agreement.

         Company Stock Option awards under the Stock Incentive Plan may include incentive stock options, nonqualified stock options, or both types of Company Stock Options, in each case with or without Stock Appreciation Rights. Company Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Committee, have a term of ten years. Upon a Participant's death or when the Participant's employment with the Company or the applicable affiliate of the Company is terminated for any reason, such Participant's previously unvested Company Stock Options are forfeited and the Participant or his or her legal representative may, within three months (if termination of employment is for any reason other than death) or one year (in the case of the Participant's death), exercise any previously vested Company Stock Options. Stock Appreciation Rights may be granted in conjunction with all or part of any Company Stock Option award, and are exercisable, subject to certain limitations, only in connection with the exercise of the related Company Stock Option. Upon termination or exercise of a Company Stock Option, any related Stock

Appreciation Rights terminate and are no longer exercisable. Stock Appreciation Rights are transferable only with the related Company Stock Options.

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

         The Stock Incentive Plan will terminate ten years after its effective date; however, awards outstanding as of such date will not be affected or impaired by such termination. The Company's board of directors and the Committee has authority to amend the Stock Incentive Plan and awards granted thereunder, subject to the terms of the Stock Incentive Plan.

COMPENSATION OF DIRECTORS

         The Company currently does not compensate its directors other than for expense reimbursement.

STOCK PERFORMANCE GRAPH

         The Company Common Stock has not traded publicly since December 19, 1997. For this reason a graph indicating the relative performance of the Company Common Stock price to other standard measures has not been included since it would provide no meaningful information.

COMPENSATION COMMITTEE POLICIES

         During 1999, with the exception of consulting fees paid to William S. Wilkey, compensation of executive officers of the Company was paid according to the terms of existing employment agreements and, accordingly, the Compensation Committee did not make any decisions in 1999 in connection with compensation paid to the Chief Executive Officer and other executive officers of the Company named in the Summary Compensation Table. The consulting fees paid to William S. Wilkey were based on the terms of a consulting agreement negotiated upon termination of his employment agreement with the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         To the knowledge of the Company, no relationship of the type described in Item 402(j)(3) of Regulation S-K existed during 1999 with respect to the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Because the Company Common Stock is not registered under the Exchange Act, none of the Company's directors, officers or stockholders is obligated to file reports of beneficial ownership of Company Common Stock pursuant to Section 16 of the Exchange Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information concerning ownership of shares of Company Common Stock by: (i) persons who are known by the Company to own beneficially more than 5% of the outstanding shares of Company Common Stock; (ii) each director of the Company; (iii) each executive officer and former executive officer of the Company named in the Summary Compensation Table; and (iv) all directors, executive officers and former executive officer of the Company named in the Summary Compensation Table as a group.


                                                    Shares of Company           Percentage
                                                       Common Stock              of Class
Name of Beneficial Owner                            Beneficially Owned        Outstanding(a)
------------------------                            ------------------        --------------

Gerald C. Rittenberg (b).......................           66.6590                  5.9%
James M. Harrison (c)..........................           21.5080                  1.9
Garry Kieves, Garry Kieves Retained
   Annuity Trust and Garry Kieves
   Irrevocable Trust, in aggregate (d).........          131.3296                  11.5
Terence M. O'Toole (e).........................           --                        --
Sanjeev K. Mehra (f)...........................           --                        --
Joseph P. DiSabato (g).........................           --                        --

William S. Wilkey (h)..........................           13.2460                  1.2

Estate of John A. Svenningsen..................          100.0                     8.8
  c/o Kurzman & Eisenberg LLP
  One North Broadway, Suite 1004
  White Plains, New York 10601

GS Capital Partners II, L.P. (i)...............          825.0                    72.9
  and other GSCP funds
  85 Broad Street
  New York, New York 10004

All directors, executive officers and William
  S. Wilkey as a group (7 persons) (j).........          232.7426                 20.0


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

      (b) Includes 6.6590 shares which could be acquired by Mr. Rittenberg within 60 days upon exercise of options.

      (c) Includes 6.5080 shares which could be acquired by Mr. Harrison within 60 days upon exercise of options.

      (d) Includes 1.3296 shares which could be acquired by Mr. Kieves within 60 days upon exercise of options and 10 shares that could be acquired upon exercise of warrants.

      (e) Mr. O'Toole, who is a Managing Director of Goldman Sachs, disclaims beneficial ownership of the shares of Company Common Stock that are owned by GSCP and its affiliates, except to the extent of his pecuniary interest therein, if any.

      (f) Mr. Mehra, who is a Managing Director of Goldman Sachs, disclaims beneficial ownership of the shares of Company Common Stock that are owned by GSCP and its affiliates, except to the extent of his pecuniary interest therein, if any.

      (g) Mr. DiSabato, who is a Vice President of Goldman Sachs, disclaims beneficial ownership of the shares of Company Common Stock that are owned by GSCP and its affiliates, except to the extent of his pecuniary interest therein, if any.

      (h) Includes 6.5770 shares which could be acquired by Mr. Wilkey within 60 days upon exercise of options.

      (i) Of the 825.0 shares of Company Common Stock beneficially owned by GSCP and its affiliates, approximately 517.6 shares are owned by GSCP II, approximately 205.8 shares are owned by GS Capital Partners II Offshore, L.P., approximately 19.1 shares are owned by Goldman, Sachs & Co. Verwaltungs GmbH as nominee for GS Capital Partners II (Germany) C.L.P., approximately 55.5 shares are owned by Stone Street Fund 1997, L.P. and approximately 27.0 shares are owned by Bridge Street Fund 1997, L.P. Each of the GSCP funds are investment partnerships that are managed by Goldman Sachs or its affiliates, which has full dispositive power with respect to the holdings of such partnerships. Affiliates of The Goldman Sachs Group, Inc. are the general or managing partners of the "GSCP Fund Partners" and have full voting power with respect to the holdings of such partnerships.

      (j) Includes 21.0726 shares which could be acquired by the executive officers and Mr. Wilkey within 60 days upon exercise of options and 10 shares which could be acquired by Mr. Kieves upon exercise of warrants.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1999, the Company leased a warehouse in Temecula, California from the Estate. Rent payments related to this warehouse were $248,000 for the nine months ended September 30, 1999. In September 1999, Amscan agreed to terminate the lease and received an incentive payment of $0.2 million from the Estate.

         Amscan believes these rent payments were at least as favorable to the Company as the terms which would have been available for leases negotiated with unaffiliated persons at the inception of the lease.

         Amscan is obligated to obtain interest rate protection, pursuant to interest rate swaps, caps or other similar arrangements satisfactory to GS Credit Partners, with respect to a notional amount of not less than half of the aggregate amount outstanding under the Term Loan, which protection must remain in effect for not less than three years from the date of the borrowing. At December 31, 1999, Amscan had two interest rate swap contracts outstanding with GSCM. On September 30, 1998, Amscan entered into a three year interest rate swap contract for a notional amount of $35,000,000 with GSCM at an interest rate of 4.808% plus a spread based on certain defined ratios (7.18% at December 31, 1999). On September 17, 1999, Amscan entered into a two year interest rate swap contract for a notional amount of $31,000,000 at an interest rate of 6.424% plus a spread based on certain defined ratios (8.80% at December 31, 1999). Net settlements received from GSCM under the swap contracts for the year ended December 31, 1999 totaled $129,000.

         On October 1, 1999, Amscan granted a $1,000,000 line of credit, expiring December 31, 2001, to Mr. Gerald C. Rittenberg. Amounts borrowed under the line are evidenced by a note and are secured by a lien on the equity interests which Mr. Rittenberg has in Amscan. In addition, amounts borrowed bear interest at Amscan's incremental borrowing rate in effect during the term such loan is outstanding with interest payable on a quarterly basis. At December 31, 1999, borrowings under this line totaled $600,000 and bore interest at 9.75%.

         Under the merger agreement providing for the Merger, Amscan has agreed to indemnify for six years after the Merger all former directors, officers, employees and agents of the Company, to the fullest extent currently provided in the Company's Certificate of Incorporation and By-laws consistent with applicable law, for acts or omissions occurring prior to the Merger to the extent such acts or omissions are uninsured and will, subject to certain limitations, maintain for six years its prior directors' and officers' liability insurance.

         Goldman Sachs and its affiliates have certain interests in the Company. Messrs. O'Toole and Mehra are Managing Directors of Goldman Sachs, Mr. DiSabato is Vice President of Goldman Sachs and each of them is a director of the Company. GSCP currently owns approximately 72.9% of the outstanding shares of Company Common Stock. Accordingly, the general and managing partners of each of the GSCP Fund Partners, which are affiliates of Goldman Sachs and The Goldman Sachs Group, Inc. may each be deemed to be an "affiliate" of GSCP and the Company. See "Ownership of Capital Stock." Pursuant to the Stockholder's Agreement, Goldman Sachs has the exclusive right (if it so elects) to perform certain investment banking and similar services for the Company on customary terms. Goldman Sachs may from time to time receive customary fees for services rendered to the Company.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) Documents filed as part of this report:

              1. and 2.  Financial Statements and Schedule.

                  See Index to Consolidated Financial Statements and Financial Statement Schedule which appears on page F-1 herein.

              3.  Exhibits

   Exhibit
   Number                                  Description
   ------                                  -----------

     2(a)         Agreement and Plan Merger, by and among Amscan Holdings,  Inc.
                  and Confetti Acquisition, Inc., dated as of August 10, 1997 (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

     2(b) Stock Purchase Agreement, dated as of August 6, 1998, by and among Amscan Holdings, Inc. and certain stockholders of Anagram International, Inc. and certain related companies (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated August 6, 1998 (Commission File No. 000-21827))

     3(a) Certificate of Incorporation of Amscan Holdings, Inc., dated October 3, 1996, (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

     3(b) Amended By-Laws of Amscan Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

     3(c) Amended Articles of Incorporation of Anagram International, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

     3(d) By-laws of Anagram International, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

     3(e) Articles of Incorporation of Anagram International Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

     3(f) By-laws of Anagram International Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

     3(g) Articles of Organization of Anagram International, LLC (incorporated by reference to Exhibit 3.5 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

     3(h) Operating Agreement of Anagram International, LLC (incorporated by reference to Exhibit 3.6 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

     3(i) Certificate of Formation of Anagram Eden Prairie Property Holdings LLC (incorporated by reference to Exhibit 3.7 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

     4(a) Indenture, dated as of December 19, 1997, by and among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company with respect to the Senior Subordinated Notes (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

     4(b) Supplemental Indenture, dated as of September 17, 1998, by and among Anagram International, Inc., Anagram International Holdings, Inc., Anagram International, LLC, Anagram Eden Prairie Property Holdings LLC and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

     4(c) Warrant Agreement, dated as of August 6, 1998, by and between Amscan Holdings, Inc. and Garry Kieves Retained Annuity Trust (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated August 6, 1998 (Commission File No. 000-21827))

     4(d) Senior Subordinated Guarantee, dated as of September 17, 1998, by Anagram International, Inc., Anagram International Holdings, Inc., Anagram International, LLC, and Anagram Eden Prairie Property Holdings (incorporated by reference to
                  Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

     4(e) Amended and Restated Revolving Loan Credit Agreement, dated as of September 17, 1998, by and among the Registrant, the financial institutions parties thereto, Goldman, Sachs Credit Partners L.P., as arranger and syndication agent, and Fleet National Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

     4(f) Amended and Restated AXEL Credit Agreement, dated as of September 17, 1998, by and among the Registrant, the financial institutions parties thereto, Goldman, Sachs Credit Partners L.P., as arranger and syndication agent, and Fleet National Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

        9 Voting Agreement, dated August 10, 1997 among Confetti Acquisition, Inc., the Estate of John A. Svenningsen and Christine Svenningsen (incorporated by reference to Exhibit
                  2.2 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

     10(a) Employment Agreement by and between Amscan Inc. or the Company and William Wilkey, dated as of October 4, 1996 (incorporated by reference to Exhibit 10(e) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

    10(b) Tax Indemnification Agreement between Amscan Holdings, Inc., and John A. Svenningsen, dated as of December 18, 1996 (incorporated by reference to Exhibit 10(j) to the Registrant's 1996 Annual Report on Form 10-K (Commission File No. 000-21827))

    10(c) Tax Indemnification Agreement between Amscan Holdings, Inc., Christine Svenningsen and the Estate of John A. Svenningsen, dated as of August 10, 1997 (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-40235))

    10(d) The MetLife Capital Corporation Master Lease Purchase Agreement between MetLife Capital Corporation and Amscan Inc., Deco Paper Products, Inc., Kookaburra USA Ltd., and Trisar, Inc., dated November 21, 1991, as amended (incorporated by reference to Exhibit 10(n) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

    10(e) Form of Indemnification Agreement between the Company and each of the directors of the Company (incorporated by reference to
                  Exhibit 10(o) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

    10(f) Exchange and Registration Agreement, dated as of December 19, 1997, by and among the Company and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

    10(g) Stockholders' Agreement, dated as of December 19, 1997, by and among the Company and the Stockholders thereto (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

    10(h) Employment Agreement, dated as of August 10, 1997, by and among the Company and Gerald C. Rittenberg (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

    10(i) Employment Agreement, dated as of August 10, 1997, by and among the Company and James M. Harrison (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

    10(j)         Amscan Holdings,  Inc. 1997 Stock Incentive Plan (incorporated
                  by  reference  to  Exhibit  10.7   Registrant's   Registration
                  Statement on Form S-4 (Registration No. 333-45457))

    10(k) Amendment No. 1 to the Stockholders' Agreement, dated as of August 6, 1998 by and among Amscan Holdings, Inc. and certain stockholders of Amscan Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 6, 1998 (Commission File No. 000-21827))

    10(l) Employment Agreement, dated as of August 6, 1998, by and among the Company and Garry Kieves (incorporated by reference to Exhibit 99.1 to the Regsitrant's Current Report on Form 8-K dated August 6, 1998 (Commission File No. 000-21827))

    10(m) Line of Credit Agreement, dated October 1, 1999, by and among the Company and Gerald C. Rittenberg

    10(n) Consulting Agreement dated November 8, 1999, by and among the Company and William Wilkey

    10(o) Amended Full Recourse Secured Promissory Note dated November 8, 1999, by and among the Company and William Wilkey

       12 Statement re: computation of ratio of earnings to fixed charges

       21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

     23.1         Consent of Ernst & Young LLP

     23.2         Consent of KPMG LLP

       27         Financial Data Schedule

 (b)  Reports on Form 8-K.
         Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               AMSCAN HOLDINGS, INC.


                                               By: /s/ James M. Harrison
                                                   -------------------------
                                               James M. Harrison

Date:  March 29, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

        Signature                     Title                          Date
        ---------                     -----                          ----

/s/ Terence M. O'Toole       Chairman of the Board of           March 29, 2000
------------------------     Directors
Terence M. O'Toole

                             Director
------------------------
Sanjeev K. Mehra

                             Director
------------------------
Joseph P. DiSabato

/s/ Gerald C. Rittenberg     Chief Executive Officer and        March 29, 2000
------------------------     Director
Gerald C. Rittenberg

                             President, Chief Financial
/s/ James M. Harrison        Officer,Treasurer and Director     March 29, 2000
------------------------     (principal financial officer)
James M. Harrison


/s/ Michael A. Correale      Controller                         March 29, 2000
------------------------     (principal accounting officer)
Michael A. Correale

                                    FORM 10-K
                           Item 8, Item 14(a) 1 and 2

                              AMSCAN HOLDINGS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                          Year Ended December 31, 1999

Consolidated Financial Statements as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999:


                                                                                          Page
                                                                                          ----

    Reports of Independent Auditors..................................................      F-2

    Consolidated Balance Sheets  ....................................................      F-4

    Consolidated Statements of Operations ...........................................      F-5

    Consolidated Statements of Stockholders' (Deficit) Equity .......................      F-6

    Consolidated Statements of Cash Flows ...........................................      F-7

    Notes to Consolidated Financial Statements ......................................      F-9



Financial Statement Schedule for the three years ended December 31, 1999:

    Schedule II - Valuation and Qualifying Accounts  ................................      F-33





All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Stockholders
Amscan Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Amscan Holdings, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedule as of and for each of the two years in the period ended December 31, 1999, as listed in the accompanying index to the financial statements (Item 14(a)). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amscan Holdings, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule as of and for each of the two years in the period ended December 31, 1999, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       /s/ ERNST & YOUNG LLP

Stamford, Connecticut
March 15, 2000

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Amscan Holdings, Inc.

We have audited the accompanying consolidated statement of operations, stockholders' (deficit) equity and cash flows for the year ended December 31, 1997. In connection with our audit of the consolidated financial statements, we also have audited the information in the financial statement schedule as listed in the accompanying index as of December 31, 1997 and for the year ended December 31, 1997. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Amscan Holdings, Inc. and subsidiaries and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, as of and for the period described above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP



Stamford, Connecticut
February 13, 1998


                              AMSCAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                                      December 31,
                                                                                                 ----------------------

                                                                                                 1999             1998
                                                                                                 ----             ----
                                     ASSETS

Current assets:
   Cash and cash equivalents..............................................................      $    849     $    1,117
   Accounts receivable, net of allowances of $6,172 and $6,875, respectively..............        56,896         49,339
   Inventories............................................................................        59,193         54,691
   Prepaid expenses and other current assets..............................................        11,802          9,113
                                                                                              ----------    -----------
         Total current assets.............................................................       128,740        114,260
Property, plant and equipment, net........................................................        61,709         59,260
Intangible assets, net....................................................................        63,331         66,500
Other assets, net.........................................................................         9,707          8,832
                                                                                              ----------    -----------
         Total assets.....................................................................      $263,487       $248,852
                                                                                                ========       ========

         LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Loans and notes payable................................................................      $  4,688     $    9,628
   Accounts payable.......................................................................        18,967         11,494
   Accrued expenses.......................................................................        16,332         17,520
   Income taxes payable...................................................................         2,963            593
   Current portion of long-term obligations...............................................         3,562          3,549
                                                                                              ----------     ----------
         Total current liabilities........................................................        46,512         42,784
Long-term obligations, excluding current portion..........................................       266,891        270,127
Deferred income tax liabilities...........................................................        12,001          8,128
Other.....................................................................................         3,030          3,553
                                                                                              ----------     ----------
         Total liabilities................................................................       328,434        324,592

Redeemable Common Stock...................................................................        23,582         19,547

Commitments and Contingencies.............................................................

Stockholders' deficit:
   Common Stock...........................................................................             -          -
   Additional paid-in capital.............................................................           225            225
   Unamortized restricted Common Stock award, net.........................................          (405)          (575)
   Notes receivable from stockholders.....................................................          (664)          (718)
   Deficit ...............................................................................       (86,797)       (92,969)
   Accumulated other comprehensive loss...................................................          (888)        (1,250)
                                                                                             -----------     ----------
         Total stockholders' deficit......................................................       (88,529)       (95,287)
                                                                                               ---------      ---------

         Total liabilities, redeemable Common Stock and stockholders' deficit.............      $263,487       $248,852
                                                                                                ========       ========





          See accompanying notes to consolidated financial statements.


                             AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                                                    For the Years Ended December 31,
                                                                                    --------------------------------

                                                                                  1999           1998            1997
                                                                                  ----           ----            ----
Net sales..................................................................     $306,112        $235,294       $209,931
Cost of sales..............................................................      193,586         150,456        136,571
                                                                               ---------       ---------      ---------
           Gross profit....................................................      112,526          84,838         73,360

Operating expenses:
   Selling expenses........................................................       24,455          17,202         13,726
   General and administrative expenses.....................................       33,249          23,432         20,772
   Art and development costs...............................................       10,047           7,356          5,282
   Non-recurring charges...................................................          995
   Restructuring charges...................................................                        2,400
   Non-recurring charges in connection with the Merger.....................                                      22,083
                                                                               ---------       ---------     ----------
           Total operating expenses........................................       68,746          50,390         61,863
                                                                               ---------       ---------     ----------
           Income from operations..........................................       43,780          34,448         11,497

Interest expense, net......................................................       26,365          22,965          3,892
Other expense (income), net................................................           35            (121)           (71)
                                                                               ---------       ---------     ----------
Income before income taxes and minority interests..........................       17,380          11,604          7,676

Income tax expense.........................................................        7,100           4,816          7,665
Minority interests.........................................................           73              79            193
                                                                               ---------       ---------     ----------
         Net income (loss).................................................    $  10,207       $   6,709     $     (182)
                                                                               =========       =========     ==========























          See accompanying notes to consolidated financial statements.

                             AMSCAN HOLDINGS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
              For the Years Ended December 31, 1999, 1998 and 1997
                             (Dollars in thousands)

                                                       Unamortized
                                                        Restricted      Notes                 Accumulated
                                            Additional    Common     Receivable    Retained      Other
                                   Common    Paid-in   Stock Award,     from       Earnings  Comprehensive  Treasury
                                    Stock    Capital       Net      Stockholders   (Deficit)     Loss         Stock      Total
                                    -----    -------       ---      ------------   --------      ----         -----      -----
   Balance at December 31, 1996 .. $ 2,070   $ 61,503                              $  4,748    $  (372)                $ 67,949
   Net loss ......................                                                     (182)                               (182)
   Net change in cumulative
      translation adjustment .....                                                                (350)                    (350)
                                                                                                                        --------
         Comprehensive loss ......                                                                                         (532)
   Net proceeds from sale of
      Common Stock ...............      42      4,482                                                                     4,524
   Purchase of treasury stock ....                                                                           $  (290)      (290)
   Capital contribution ..........              7,500                                                                     7,500
   Distribution to the Estate ....                                                     (619)                               (619)
   Issuance of Common Stock
      in the Merger, net .........             63,750    $(1,125)        $ (750)                                         61,875
   Repurchase of Common Stock
      in the Merger ..............  (2,112)  (137,235)                              (96,859)                     290   (235,916)
   Amortization of restricted
      Common Stock award .........                           290                                                            290
                                    ------    ------      ------          ------   --------    -------       -------    --------
Balance at December 31, 1997 .....       -          -       (835)          (750)    (92,912)      (722)            -    (95,219)
   Net income ....................                                                    6,709                               6,709
   Net change in cumulative
      translation adjustment .....                                                                (528)                    (528)
                                                                                                                        --------
         Comprehensive income ....                                                                                        6,181
   Reclassification of Common
      Stock to Redeemable
         Common Stock ............                                                   (4,781)                             (4,781)
   Issuance of 10 Common Stock
      warrants ...................                225                                                                       225
   Accretion in Redeemable
      Common Stock ...............                                                   (1,985)                             (1,985)
   Amortization of restricted
      Common Stock award .........                           260                                                            260
   Payments received on notes
      receivable from stockholders                                           32                                              32
                                    ------     ------     ------          ------     ------     ------     --------    --------
Balance at December 31, 1998 .....       -        225       (575)          (718)    (92,969)    (1,250)           -     (95,287)
   Net income ....................                                                   10,207                              10,207
   Net change in cumulative
      translation adjustment .....                                                                 362                      362
                                                                                                                       --------
         Comprehensive income ....                                                                                       10,569
   Accretion in Redeemable
      Common Stock ...............                                                   (4,035)                             (4,035)
   Amortization of restricted
      Common Stock award .........                           170                                                            170
   Payments received on notes                                                54                                              54
     receivable from stockholders  -------    -------    --------        -------    --------    -------    --------    --------
Balance at December 31, 1999 ..... $     -    $   225    $  (405)       $  (664)   $(86,797)   $  (888)           -  $ (88,529)
                                   =======    =======    ========        =======    ========     ======    ========    ========


          See accompanying notes to consolidated financial statements.


                             AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                     For the Years Ended December 31,
                                                                                     --------------------------------
                                                                                   1999            1998           1997
                                                                                   ----            ----           ----
Cash flows from operating activities:

   Net income (loss).......................................................      $10,207          $6,709       $   (182)
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization.........................................       12,931           8,501          6,245
     Amortization of deferred financing costs..............................          870             748             13
     Loss (gain) on disposal of property and equipment.....................           86             (22)           (31)
     Provision for doubtful accounts.......................................        2,906           3,336          3,775
     Restructuring and other non-recurring charges.........................          995           2,400
     Amortization of Restricted Common Stock award.........................          170             260            290
     Deferred income tax provision.........................................        3,764           2,441          1,565
     Changes in operating assets and liabilities, net of acquisitions:
       Increase in accounts receivable.....................................      (14,297)         (1,124)       (15,869)
       (Increase) decrease in inventories..................................       (4,612)          6,853         (5,871)
       (Increase) decrease in prepaid expenses and other current assets
            and other, net.................................................         (639)          2,078          6,276
       (Increase) decrease in other assets, net............................       (1,525)           (490)         2,863
       Increase (decrease) in accounts payable, accrued expenses
          and income taxes payable.........................................        8,579          (8,928)         5,095
                                                                                 -------          ------         ------
           Net cash provided by operating activities.......................       19,435          22,762          4,169

Cash flows from investing activities:

   Cash paid for acquisitions..............................................                      (78,382)
   Capital expenditures....................................................      (11,632)         (7,514)       (10,237)
   Proceeds from disposal of property, plant and equipment.................          216           2,769            140
                                                                               ---------       ---------      ---------
Net cash used in investing activities......................................      (11,416)        (83,127)       (10,097)

Cash flows from financing activities:

   Net proceeds from sale of Capital Stock.................................                          181          4,524
   Capital contributions...................................................                                       7,500
   Issuance of Common Stock in connection with the Merger..................                                      61,875
   Payments to acquire Common Stock in the Merger and treasury stock.......          (29)        (93,155)      (142,963)
   Proceeds from loans, notes payable and long-term obligations net of debt issuance costs of $964 and $5,500  in 1998 and
      1997, respectively...................................................          450          59,064        237,062
   Repayment of loans, notes payable and long-term obligations.............       (9,242)        (15,917)       (51,811)
   Repayment of indebtedness to Principal Stockholder......................                                        (182)
   Other...................................................................           54              65              .
                                                                               ---------       ---------      ---------
           Net cash (used in) provided by financing activities.............       (8,767)        (49,762)       116,005
   Effect of exchange rate changes on cash.................................          480           ( 295)          (127)
                                                                               ---------       ---------      ---------
           Net (decrease) increase in cash and cash equivalents............         (268)       (110,422)       109,950
Cash and cash equivalents at beginning of year.............................        1,117         111,539          1,589
                                                                               ---------       ---------      ---------
Cash and cash equivalents at end of year...................................    $     849       $   1,117      $ 111,539
                                                                               =========       =========      =========
Supplemental disclosures of cash flow information:
Cash paid during the period for:

           Interest........................................................    $  25,278       $  23,174      $   3,598
           Income taxes....................................................    $     950       $   2,558      $   6,604

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                             (Dollars in thousands)

Supplemental information on noncash activities (dollars in thousands):

Capital lease obligations of $651, $200 and $59 were incurred in 1999, 1998 and 1997, respectively.

Cash consideration due to stockholders as a result of the Merger totaled $235,916 of which $59 and $88 was payable at December 31, 1999 and 1998, respectively.

In connection with the acquisition of Anagram International, Inc. and certain related companies in 1998, the Company issued 120 shares of Redeemable Common Stock (see Note 11) valued at $12,600 and issued warrants to purchase 10 shares of the Company's Common Stock for $125 per share valued at $225 (expiring on September 17, 2008) to the former owner of Anagram International, Inc.

In conjunction with the Merger in 1997, 15 shares of Common Stock aggregating $1,125 were issued to an officer and are subject to future vesting provisions. In addition, subsequent to the Merger, 10 shares of Common Stock were issued to certain officers of the Company, at that time, in exchange for notes aggregating $750.


















           See accompanying notes to consolidatedfinancial statements.

                              AMSCAN HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 1999



NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

INITIAL PUBLIC OFFERING

         Amscan Holdings, Inc. ("Amscan Holdings" and, together with its subsidiaries, "AHI" or the "Company") was incorporated on October 3, 1996 for the purpose of becoming the holding company for Amscan Inc. and certain affiliated entities in connection with an initial public offering of Common Stock ("IPO") involving the sale of 4,000,000 shares of its Common Stock at $12.00 per share. The IPO was completed on December 18, 1996 pursuant to which John A. Svenningsen (the "Principal Stockholder") and certain affiliates of the Principal Stockholder exchanged shares in Amscan Inc. and certain affiliated entities for 15,024,616 and 138,461 shares, respectively, in Amscan Holdings (the "Organization") and, in the case of the Principal Stockholder, $133,000 in cash. On January 8, 1997, an additional 422,400 shares of Common Stock were sold at $12.00 per share to cover the over-allotments as provided for in the underwriting agreement between the Company and the underwriters associated with the IPO.

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

         On December 19, 1997, the Merger was consummated pursuant to the Merger Agreement. At the time of the Merger, each share of the Common Stock, par value $0.10 per share, of the Company (the "Company Common Stock") issued and outstanding immediately prior to the Merger (other than shares of Company Common Stock owned, directly or indirectly, by the Company or by Confetti) was converted, at the election of each of the Company's stockholders, into the right to receive from the Company either (a) $16.50 in cash or (b) $9.33 in cash plus a retained interest in the Company equal to one share of Company Common Stock for every 150,000 shares held by such stockholder, with fractional shares of Company Common Stock paid in cash. The Estate of John A. Svenningsen (the "Estate"), which owned approximately 71.2% of the outstanding Company Common Stock immediately prior to the Merger, elected to retain almost 10% of the outstanding shares of Company Common Stock. No stockholder other than the Estate elected to retain shares. Also pursuant to the Merger Agreement, at the time of the Merger, each outstanding share of Common Stock, par value $0.10 per share, of Confetti ("Confetti Common Stock") was converted into an equal number of shares of Company Common Stock as the surviving corporation in the Merger. Pursuant to certain employment arrangements, certain employees of the Company, at that time, purchased an aggregate of 10 shares of Company Common Stock following the Merger (see Note 11). Accordingly, in the Merger, the 825 shares of Confetti Common Stock owned by GSCP immediately prior to the Merger were converted into 825 shares of Company Common Stock, representing approximately 81.7% of the 1,010 issued and outstanding shares of the Company immediately following the Merger.

         The Merger was financed with an equity contribution of approximately $67.5 million (including contributions of Company Common Stock by certain employee stockholders and including issuances of restricted stock), $117 million from a senior term loan and $110 million from the issuance of senior subordinated notes (see Note 6). The Merger was accounted for as a recapitalization and, accordingly, the historical basis of the Company's assets and liabilities was not impacted by the Merger.

         Amscan Holdings and its subsidiaries design, manufacture, contract for manufacture and distribute party and novelty goods principally in North America, South America, Europe, Asia and Australia.

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999



BASIS OF PRESENTATION

         The consolidated  financial  statements  include the accounts of Amscan
Holdings  and  its  subsidiaries.   All  material   intercompany   balances  and
transactions have been eliminated in consolidation.

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

         The Company financed the Acquisition with $40,000,000 of senior term debt, $20,000,000 of additional revolving credit borrowings, cash on hand, the issuance of 120 shares of the Company's Redeemable Common Stock (see Note 11) valued at $12,600,000 and the issuance of 10 warrants to purchase shares of the Company's Common Stock at $125,000 per share valued at $225,000.

         The Acquisition was accounted for under the purchase method of accounting, and, accordingly, the operating results of Anagram have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired (principally goodwill) approximated $58,858,000 and is being principally amortized on a straight-line basis over 25 years.

         The following summarized unaudited pro forma financial information assumes the Acquisition had occurred on January 1, 1998 and 1997 (dollars in thousands):

                                                        Years Ended December 31,
                                                        ------------------------
                                                           1998         1997
                                                           ----         ----

         Net sales ..............................       $278,754      $272,729
         Net income   ...........................         $4,843           $56

         The unaudited pro forma consolidated financial information does not purport to be indicative of actual results that would have been achieved had the Acquisition been consummated on the date or for the periods indicated or results of operations as of any future date or for any future period.

         In May 1998, the Company acquired the remaining 25% interest in its U.K. based subsidiary, Amscan Holdings Limited, for approximately $1,703,000. In conjunction with the acquisition, the Company issued a non-interest bearing note to the former shareholder in the amount of 350,000 pounds sterling (approximately $589,000) which is payable over five years. The acquisition has been accounted for as a purchase and the excess purchase price over the fair value of the net assets acquired of $957,000 is being amortized on a straight line basis over 30 years.

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

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999




         The results of operations for the acquisitions of the additional 25% interest in Amscan Holdings Limited and Ya Otta are included in the accompanying financial statements from their respective dates of acquisition or transfer. The pro forma results of operations for the aforementioned acquisitions for the periods presented, had the acquisitions occurred at the beginning of the immediately preceding prior year from the respective dates of acquisition are not significant, and, accordingly, pro forma information has not been provided.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

         Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

INVENTORIES

         Substantially all inventories of the Company are valued at the lower of cost (principally on the first-in, first-out method) or market.

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

         Intangible assets of $63,331,000 and $66,500,000 at December 31, 1999 and 1998, respectively, are comprised principally of goodwill, net of amortization, which represents the excess of the purchase price of acquired companies over the estimated fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over periods ranging from 25 to 30 years. Accumulated amortization was $6,362,000 and $2,637,000 at December 31, 1999 and 1998, respectively. The Company systematically reviews the recoverability of its long-lived and intangible assets by comparing the unamortized carrying value of such assets to the related anticipated undiscounted future cash flows. Any impairment related to long-lived assets is measured by reference to the assets' fair market value, and any impairment related to goodwill is measured against discounted cash flows. Impairments are charged to expense when such determination is made.

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

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999



ART AND DEVELOPMENT COSTS

         Art and  development  costs are primarily  internal  costs that are not
easily   associated  with  specific  designs  which  may  not  reach  commercial production. Accordingly, the Company expenses these costs as incurred.

INTEREST RATE SWAP AGREEMENTS

         The Company enters into interest rate swap agreements to limit the effect of increases in the interest rates on any floating rate debt. Payments or receipts are accrued as interest rates change and are recorded as adjustments to interest expense.

INCOME TAXES

         The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities and operating loss and tax credit carryforwards applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the judgment of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

STOCK-BASED COMPENSATION

         The Company accounts for stock based awards in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board
Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" which requires the recognition of compensation expense at the date of grant only if the current market price of the underlying stock exceeds the exercise price, and to provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the recognition provisions of APB No. 25 and has provided the pro forma disclosures required by SFAS No. 123 (see Note 9).

ACCUMULATIVE OTHER COMPREHENSIVE LOSS

         Accumulated other comprehensive loss at December 31, 1999, 1998 and 1997 consisted solely of the Company's foreign currency translation adjustment.

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

         The balance sheets of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect on the balance sheet date. The results of operations of foreign subsidiaries are translated into U.S. dollars at the average exchange rates effective for the periods presented. The differences from historical exchange rates are in comprehensive income (loss) and are included as a component of accumulated other comprehensive loss.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999




for Derivative Instruments and Hedging Activities." SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement requires all derivatives to be recognized on the balance sheet at fair value and establishes standards for the recognition of changes in such fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 effective January 1, 2001. Because of the Company's limited use of derivatives, management does not anticipate the adoption of SFAS No. 133 will have a significant effect on earnings or the financial position of the Company.

CONCENTRATION OF CREDIT RISK

         While the Company's customers are geographically dispersed throughout North America, South America, Europe, Asia and Australia, there is a concentration of sales made to and accounts receivable from the stores which operate in the party goods superstore channel of distribution. At December 31, 1999 and 1998, Party City Corporation ("Party City") the Company's largest customer with 391 corporate and franchise stores, accounted for 21% and 22%, respectively, of consolidated accounts receivable, net. For the years ended December 31, 1999, 1998 and 1997, sales to Party City's corporate stores represented 10%, 13% and 7% of consolidated net sales, respectively. For the years ended December 31, 1999, 1998 and 1997, sales to Party City's franchise stores represented 9%, 10% and 12% of consolidated net sales, respectively. No other group or combination of customers subjected the Company to a concentration of credit risk. During the first quarter of 1999, Party City experienced financial difficulties which were addressed during the fourth quarter of 1999 through new financing arrangements. Additionally, Party City entered into an agreement with its trade vendors, including Amscan, whereby, among other things, the vendors have received promissory notes for one-third of their then existing accounts receivable balances. The Company has reclassified the amount of the notes ($2.2 million at December 31, 1999) from accounts receivable to prepaid expenses and other current assets upon receipt of this promissory note. The promissory notes have been paid in January 2000. Although the Company believes its relationships with Party City and its franchisees are good, if they were to reduce their volume of purchases from the Company significantly, the Company's financial condition and results of operations could be materially adversely affected.

RECLASSIFICATIONS

         In connection with the preparation of the accompanying financial statements, the Company has reclassified certain amounts in prior financial statements to conform to the current year presentation.

USE OF ESTIMATES

         Management has made estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

NOTE 3 - INVENTORIES

         Inventories at December 31, 1999 and 1998 consisted of the following (dollars in thousands):


                                                                                     1999          1998
                                                                                   --------      --------
         Finished goods......................................................       $50,278       $48,093
         Raw materials.......................................................         6,706         4,845
         Work-in process.....................................................         4,238         3,345
                                                                                   --------      --------
                                                                                     61,222        56,283
         Less:  reserve for slow moving and obsolete inventory...............        (2,029)       (1,592)
                                                                                   --------      --------
                                                                                    $59,193       $54,691
                                                                                   ========      ========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999



NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

         Major classifications of property, plant and equipment at December 31, 1999 and 1998 consisted of the following (dollars in thousands):



                                                                                                               Estimated
                                                                                  1999            1998        Useful Lives
                                                                                --------        --------      ------------
         Machinery and equipment...........................................      $63,356         $56,025          3-15
         Buildings.........................................................       12,010          11,989         31-40
         Data processing equipment.........................................       19,618          15,300           5
         Leasehold improvements............................................        3,786           4,475          2-20
         Furniture and fixtures............................................        3,579           3,510           10
         Land..............................................................        2,237           2,237
                                                                                --------        --------
                                                                                 104,586          93,536
         Less:  accumulated depreciation and amortization..................      (42,877)        (34,276)
                                                                                --------        --------
                                                                                $ 61,709        $ 59,260
                                                                                ========        ========

         Depreciation and amortization expense was $9,271,000, $7,179,000 and $5,980,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 5 - LOANS AND NOTES PAYABLE

         Loans and notes payable outstanding at December 31, 1999 and 1998 consisted of the following (dollars in thousands):


                                                                                                   1999           1998
                                                                                                 -------         ------
         Revolving credit line with interest at LIBOR plus 2.25%
              (7.91%, at December 31,1998).................................................        $   -         $9,000
         Revolving credit line with interest at the prime rate  plus 1.25%
              (9.75% and 9.0% at  December 31, 1999 and 1998, respectively)................        3,500            500
         Revolving credit line with interest at the prime rate  plus 0.75%
              (9.25% and 8.5% at  December 31, 1999 and 1998, respectively)................          710            100
         Revolving credit line with interest at LIBOR plus 1.0%
              (7.0%  at  December 31, 1999)................................................          375
         Revolving credit line with interest at the U.K. bank rate plus 1.75%
              (7.5% and 9.0% at  December 31, 1999 and 1998, respectively).................          103             28
                                                                                                 -------        -------
                                                                                                  $4,688         $9,628
                                                                                                 =======        =======

         Upon consummation of the Merger on December 19, 1997, the Company entered into Bank Credit Facilities (see Note 6) which include a $50,000,000 revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility has a term of five years and bears interest, at the option of the Company, at the lenders' customary base rate plus, based on certain terms, either 0.75% or 1.25% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.25% per annum. Interest on balances outstanding under the Revolving Credit Facility are subject to adjustment in the future based on the Company's performance. Amounts drawn on the Revolving Credit Facility for working capital purposes are also subject to an agreed upon borrowing base and periodic reduction of outstanding balances. All borrowings under the Revolving Credit Facility are guaranteed by the Company's domestic subsidiaries and are subject to mandatory prepayments upon the occurrence of certain events (see Note
6). In connection with and upon consummation of the Acquisition, the Company amended and restated the Revolving Credit Facility's credit agreements to provide for, among other things, the additional senior term debt.

         In addition to the Revolving Credit Facility, the Company has a $400,000 Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate and expires on August 24, 2000, a $1,000,000 British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999






plus 1.75% and expires on May 26, 2000 and $1,000,000 revolving credit facility which bears interest at LIBOR plus 1.0% and expires on January 31, 2001. No borrowings were outstanding under the Canadian dollar denominated revolving credit facility at December 31, 1999 and 1998.

         The weighted average interest rates on loans and notes payable outstanding at December 31, 1999 and 1998 were 9.40% and 7.98%, respectively.

         Prior to the Merger, the Company maintained three interest rate swap contracts covering $25,000,000 of outstanding obligations under its LIBOR based variable rate revolving credit agreement. The contracts fixed the interest rates as indicated below and entitled the Company to settle with the counterparty on a quarterly basis, the product of the notional amount times the amount, if any, by which the ninety day LIBOR rate differed from the fixed rate. The contracts were terminated on December 19, 1997, in conjunction with the Merger, at a cost of $1,030,000, which was reported as a non-recurring charge in connection with the Merger (see Note 7). Net payments to the counterparty under the swap contracts for the year ended December 31, 1997 which have been recorded as additional interest expense, were as follows (dollars in thousands):


                                    Notional                                      Additional Interest
         Date of contract            Amount           Term         Fixed Rate          Expense
         ----------------            ------           ----         ----------          -------
         September 28, 1994.......  $  5,000        10 years          7.945%             $109
         May 12, 1995.............  $ 10,000         5 years          6.590%               70
         July 20, 1995............  $ 10,000        10 years          6.750%              102
                                                                                         ----
                                                                                         $281
                                                                                         ====

NOTE 6 - LONG-TERM INDEBTEDNESS

         Long-term indebtedness at December 31, 1999 and 1998 consisted of the following (dollars in thousands):


                                                                                            1999           1998
                                                                                            ----           ----

         Senior Subordinated Notes (a)..............................................      $110,000       $110,000
         Term loan (b)..............................................................       154,057        155,629
         Mortgage obligation (c)....................................................         2,814          3,407
         Note to former shareholder and other (d) ..................................           734            922
         Capital lease obligations (e)..............................................         2,848          3,718
                                                                                         ---------      ---------
                 Total long-term obligations........................................       270,453        273,676
         Less: current portion......................................................        (3,562)        (3,549)
                                                                                         ---------      ---------
         Long-term obligations, excluding current portion...........................      $266,891       $270,127
                                                                                         =========      =========

         On December 19, 1997, the Company issued $110,000,000 aggregate principal amount of 9 7/8% Senior Subordinated Notes due in 2007 (the "Notes") and entered into a bank credit agreement (the "Bank Credit Facilities") providing for borrowings in the aggregate principal amount of approximately $117,000,000 under a term loan (the "Term Loan") and revolving loan borrowings of up to $50,000,000 under a revolving credit facility (the "Revolving Credit Facility") (see Note 5) (collectively, the "Merger Financings"). The proceeds of the Merger Financings were used to fund the payment of the cash portion of the Merger consideration, to refinance certain existing outstanding indebtedness of the Company, to pay transaction costs incurred in connection with the Merger, and for general corporate purposes. The Company is required to make prepayments on the Bank Credit Facilities under certain circumstances, including upon certain asset sales and issuance of debt or equity securities, subject to certain exceptions. Such mandatory prepayments will be applied to prepay the Term Loan first (on a pro rata basis) and thereafter to prepay the Revolving Credit Facility and to reduce the commitments thereunder. The Company may prepay, in whole or in part, borrowings under the Term Loan. Call protection provisions apply to certain mandatory prepayments of borrowings under the Term Loan. The Company may prepay borrowings under or reduce commitments for the Revolving Credit Facility, in whole or in part, without penalty. The Bank Credit Facilities are

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999



guaranteed by the Company's  domestic  subsidiaries (the "Guarantors") (see Note
15). Subject to certain exceptions, all extensions of credit to the Company and all guarantees are secured by all existing and after-acquired personal property of the Company and the Guarantors, including, subject to certain exceptions, a pledge of all of the stock of all subsidiaries owned by the Company or any of the Guarantors and first priority liens on after-acquired real property and leasehold interests of the Company and the Guarantors. The guarantees are joint and several guarantees, irrevocable and full and unconditional, limited to the largest amount that would not render such guarantee obligations under the guarantee subject to avoidance under any applicable federal or state fraudulent conveyance or similar law. In connection with and upon consummation of the Acquisition, the Company amended and restated its Bank Credit Facilities, to provide for, among other things, additional borrowings of $40,000,000 under the Term Loan (see Note 1).

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

     The Notes bore and Exchange Notes bear interest at a rate equal to 9 7/8% per annum. Interest is payable semi-annually on June 15 and December 15 of each year. The Exchange Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 15, 2002, at redemption prices ranging from 104.937% to 100%, plus accrued and unpaid interest to the date of redemption. In addition, at any time prior to December 15, 2000, up to an aggregate of 35% of the principal amount of Exchange Notes will be redeemable at the option of the Company, on one or more occasions, from the net proceeds of public or private sales of common stock of, or contributions to the common equity capital of, the Company at a price of 109.875% of the principal amount of the Exchange Notes, together with accrued and unpaid interest, if any, to the date of redemption; provided that at least $65,000,000 in aggregate principal amount of Exchange Notes remains outstanding immediately after each such redemption. At any time on or prior to December 15, 2002, the Exchange Notes may also be redeemed as a whole but not in part at the option of the Company upon the occurrence of a Change of Control, as defined in the note indenture, at a redemption price equal to 100% of the principal amount thereof plus the Applicable Premium, as defined in the note indenture, together with accrued and unpaid interest, if any, to the date of redemption. If the Company does not redeem the Exchange Notes upon a Change of Control, the Company will be obligated to make an offer to purchase the Exchange Notes, in whole or in part, at a price equal to 101% of the aggregate principal amount of the Exchange Notes, plus accrued and unpaid interest, if any, to the date of purchase. If a Change of Control were to occur, the Company may not have the financial resources to repay all of its obligations under the Bank Credit Facilities, the note indenture and the other indebtedness that would become payable upon the occurrence of such Change of Control.

(b) The Term Loan provides for amortization (in quarterly installments) of one percent of the principal amount thereof per year for the first five years and 32.3% and 62.7% of the principal amount thereof in the sixth and seventh years, respectively. The Term Loan bears interest, at the option of the Company, at the lenders' customary base rate plus 1.375% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.375% per annum. At December 31, 1999 and 1998, the floating interest rate on the Term Loan was 8.52% and 7.68%, respectively. The Company is obligated to obtain interest rate protection, pursuant to interest rate swaps, caps or other similar arrangements satisfactory to GS Credit Partners, with respect to a notional amount of not less than one-half of the aggregate amount outstanding under the Term Loan, which protection must remain in effect for not less than three years from the date of borrowing. The Company is currently involved in three interest rate swap transactions with Goldman Sachs Capital Markets, L.P. ("GSCM") and a financial institution covering $123,330,000 of its outstanding borrowings under the Term Loan. The interest rate swap contracts require the Company to settle the difference in interest obligations quarterly. Net payments (receipts) to (from) the counterparty under the swap contracts for the years ended December 31, 1999 and 1998, respectively, which have been recorded as additional

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999






(reduction of) interest expense, were as follows (dollars in thousands):


                                                                                   Additional (Reduction of)
                                                                                      Interest Expense
                                    Notional                                          ----------------
         Date of contract            Amount         Term        Fixed Rate             1999      1998
         ----------------            ------         ----        ----------             ----      ----
         December 31, 1997........   $57,330      3 years          8.36%               $868      $677
         September 30, 1998.......   $35,000      3 years          7.18%               (203)      (44)
         September 17, 1999.......   $31,000      2 years          8.80%                 74
                                                                                       ----      ----
                                                                                       $739      $633
                                                                                       ====      ====

(c) At December 31, 1999 and 1998, the Company had a mortgage obligation payable to a financial institution relating to a distribution facility due September 13, 2004. The mortgage was collateralized by the related real estate asset of the Company and its interest rate was 8.51% at December 31, 1999 and 1998.

(d) In conjunction with the acquisition of Amscan Holdings Limited in 1998, the Company issued a non-interest bearing note to the former shareholder which is payable through April 2004 (see Note 1). At December 31, 1999 and 1998, the note to the former shareholder was $493,000 and $589,000, respectively. The remaining portion relates to a note payable issued to a former employee of Anagram prior to the Acquisition which is payable through March 2002 at a fixed interest rate of 10%.

(e)  The   Company has   entered into various  capital leases for  machinery and
     equipment with implicit interest rates ranging from 4.71% to 9.50%. which extend to 2003.

         At December 31, 1999, principal maturities of long-term obligations (including interest) consisted of the following (dollars in thousands):


                                                            Mortgage, Notes              Capital
                                                               and Loans            Lease Obligations          Total
                                                               ---------            -----------------          -----

         2000..........................................      $    2,603                 $  1,323           $    3,926
         2001..........................................           2,563                    1,571                4,134
         2002..........................................           2,431                      154                2,585
         2003..........................................          51,549                       37               51,586
         2004..........................................          99,047                        -               99,047
         Thereafter....................................         110,000                        -              110,000
                                                              ---------                  -------            ---------
                                                                268,193                    3,085              271,278
         Amount representing interest..................            (588)                    (237)                (825)
                                                              ---------                  -------            ---------
         Long-term obligations.........................        $267,605                   $2,848             $270,453
                                                               ========                   ======             ========


NOTE 7 - NON-RECURRING ITEMS

         During the fourth quarter of 1999, the Company recorded non-recurring charges of $1.0 million in association with the proposed construction of a new distribution facility. The non-recurring charges represented building costs written-off due to the relocation of the proposed site.

         In the second quarter of 1998 the Company recorded a charge of $2.4 million for the restructuring of its distribution operations which included the closure of distribution facilities in California and Canada. The restructuring was substantially completed by December 1998 and included the elimination of approximately 100 positions and the sale of the Canadian facility. The restructuring charges were comprised of the non-cash write-down of $1.3 million relating to property, plant and equipment, the accrual of future lease obligations of $0.5 million and severance and other costs of $0.6 million.

         In connection with the Merger in 1997, the Company recorded non-recurring charges of $22,083,000, comprised of $11,652,000 in transaction costs, $7,500,000 of compensation to an officer, $1,901,000 for the redemption of Company Stock Options and $1,030,000 of debt retirement costs.

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999




NOTE 8 - EMPLOYEE BENEFIT PLANS

         Certain subsidiaries of the Company maintain profit-sharing plans for eligible employees providing for annual discretionary contributions to a trust. Eligible employees are full-time domestic employees who have completed a certain length of service, as defined, and attained a certain age, as defined. The plans require the subsidiaries to match 25% to 100% of up to the first 6% of an employee's annual salary voluntarily contributed to the plan. Benefit expense for the years ended December 31, 1999, 1998 and 1997 totaled $1,906,000 $1,822,000, and $1,432,000, respectively.

         No shares of Company Common Stock were issued under the Employee Stock Ownership Plan (the "ESOP") during the year ended December 31, 1997. In connection with the Merger in 1997, the ESOP shares were converted to cash and the ESOP plan and assets were merged into the profit-sharing plan.

NOTE 9 - STOCK OPTION PLAN

         The Company adopted the Amscan Holdings, Inc. Stock Incentive Plan (the "1997 Stock Incentive Plan") in conjunction with the Merger in 1997. The 1997 Stock Incentive Plan is administered by the Board of Directors. Under the terms of the 1997 Stock Incentive Plan, the Board may award Company Common Stock, stock options and stock appreciation rights to certain directors, officers, employees and consultants of the Company and its affiliates. The vesting periods for awards are determined by the Board at the time of grant. As of December 31, 1999, there were 135 shares of Company Common Stock reserved for issuance under the 1997 Stock Incentive Plan. The 1997 Stock Incentive Plan will terminate ten years after its effective date; however, awards outstanding as of such date will not be affected or impaired by such termination.

         On December 19, 1997, the Company converted 89,000 stock options granted in 1997 and 425,000 stock options granted in 1996, under the terms of the 1996 Stock Option Plan for Key Employees (the "1996 Stock Option Plan"), with exercise prices of $12.00, $13.00 and $13.125, into cash of $1,901,000 and
16.03 stock options ("Rollover Options") issued under the terms of the 1997 Stock Incentive Plan, with exercise prices of $54,545, $59,091 and $59,659. The cash paid upon conversion of the stock options is reported as a non-recurring charge of the Merger in 1997 (see Note 7).

         The options granted under the 1997 Stock Incentive Plan vest in equal installments on each of the first five anniversaries of the grant date. The options are non-transferable (except under certain limited circumstances) and have a term of ten years. The following table summarizes the changes in outstanding options under the 1997 Stock Incentive Plan for the years ended December 31, 1999, 1998 and 1997:


                                                                           Average              Average Fair Market
                                                 Options               Exercise Price           Value at Grant Date
                                                 -------               --------------           -------------------

Activity:
      Rollover Options Granted..............      16.030                 $  55,916                  $  39,018
      Granted...............................      85.146                    75,000                     26,737
                                                --------
Outstanding at December 31, 1997............     101.176
      Granted...............................       4.450                    75,000                     26,737
      Granted...............................       6.648                   125,000                     24,562
      Canceled..............................      (0.555)                   75,000
                                                --------
Outstanding at December 31, 1998............     111.719
      Granted...............................      20.680                   125,000                     44,562
      Canceled..............................      (2.444)                   93,387
                                                --------
Outstanding at December 31, 1999............     129.955
                                                 =======

Exercisable at December 31, 1997............           -                         -
Exercisable at December 31, 1998............      20.124                    71,961
Exercisable at December 31, 1999............      42.018                    73,713

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999





         The average exercise price for options outstanding as of December 31, 1999 was $82,652 with exercise prices ranging from $54,545 to $125,000. The average remaining contractual life of those options was 8.4 years.

         The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized in connection with the issuance of options under either stock option plan as all options were granted with exercise prices either equal to or greater than the estimated fair market value of the Common Stock on the date of grant. Had the Company determined stock-based compensation based on the fair value of the options granted at the grant date, consistent with the method prescribed under SFAS No. 123, the Company's net income (loss) would have been reduced (increased) to amounts indicated below (dollars in thousands):


                                                                                     Years Ended December 31,
                                                                                     ------------------------
                                                                                   1999        1998        1997
                                                                                   ----        ----        ----
   Net income (loss):
         As reported.......................................................      $10,207      $6,709      $(182)
         SFAS No. 123 pro forma............................................       $9,793      $6,355      $(249)

         It has been assumed that the estimated fair value of the options granted in 1999, 1998 and 1997 under the 1997 Stock Incentive Plan is amortized on a straight line basis to compensation expense, net of taxes, over the vesting period of the grant, which is approximately five years. The estimated fair value of each option on the date of grant was determined using the minimum value method with the following assumptions: dividend yield of 0%; risk-free interest rate of 6.50%, and expected lives of seven years.

         It has been assumed that the estimated fair value of the options granted in 1997 under the 1996 Stock Option Plan is amortized on a straight line basis to compensation expense, net of taxes, over the vesting period of the grant, which is approximately four years. The estimated fair value of each option on the date of grant is $5.22, using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 25%; risk-free interest rate of 6.43%; and expected lives of seven years.

NOTE 10- INCOME TAXES

         A summary of domestic and foreign pre-tax income follows (dollars in thousands):


                                                                                        Years Ended December 31,
                                                                                        ------------------------
                                                                                   1999            1998           1997
                                                                                   ----            ----           ----
         Domestic  ........................................................      $14,035         $10,945         $6,655
         Foreign  .........................................................        3,345             659          1,021
                                                                                 -------         -------         ------
         Total  ...........................................................      $17,380         $11,604         $7,676
                                                                                 =======         =======         ======


         The provision for income taxes consisted of the following (dollars in thousands):


                                                                                         Years Ended December 31,
                                                                                         ------------------------
                                                                                   1999            1998           1997
                                                                                   ----            ----           ----
         Current:
                Federal ..................................................        $1,734         $ 1,648         $4,222
                State.....................................................           490             455          1,174
                Foreign...................................................         1,112             272            704
                                                                                 -------         -------        -------
                  Total current provision.................................         3,336           2,375          6,100
         Deferred:
                Federal...................................................         2,745           1,911          1,250
                State.....................................................           772             542            375
                Foreign...................................................           247             (12)           (60)
                                                                                 -------         -------        -------
                  Total deferred provision................................         3,764           2,441          1,565
                                                                                 -------         -------        -------
         Income tax expense...............................................        $7,100          $4,816         $7,665
                                                                                  ======          ======         ======

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999





         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income tax assets and liabilities from domestic jurisdictions consisted of the following at December 31 (dollars in thousands):


                                                                                                  1999            1998
                                                                                                -------          ------
         Current deferred tax assets:
         Allowance for doubtful accounts..................................................        $1,331         $1,434
         Accrued liabilities..............................................................           312            454
         Inventories......................................................................         1,158          1,052
         Charitable contributions carryforward............................................         1,222            640
         Other............................................................................           286            373
                                                                                                  ------         ------
              Current deferred tax assets (included in
                prepaid expenses and other current assets)................................        $4,309         $3,953
                                                                                                  ======         ======

         Non-current deferred tax liabilities, net:

         Property, plant and equipment....................................................       $12,275         $8,762
         Future taxable income resulting from a change in
              accounting method for tax purposes..........................................           219            438
         Royalty reserves.................................................................          (462)          (620)
         Other............................................................................           (31)          (452)
                                                                                                 -------         ------
              Non-current deferred tax liabilities, net...................................       $12,001         $8,128
                                                                                                 =======         ======

         A non-current foreign deferred tax asset of $533,000 and $780,000 at December 31, 1999 and 1998, respectively, is attributable to non-current obligations recognized in connection with the Acquisition and is included in non-current other assets, net. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

         The difference between the Company's effective income tax rate and the federal statutory income tax rate of 35.0% is reconciled below:


                                                                                             Years Ended December 31,
                                                                                             ------------------------
                                                                                      1999           1998            1997
                                                                                      ----           ----            ----
         Provision at federal statutory income tax rate.........................      35.0%           35.0%          35.0%
         Effect of non-deductible charges related
             to the Merger  ....................................................                                     51.2
         State income tax, net of federal tax benefit  .........................       4.8             6.1           20.2
         Other .................................................................       1.1             0.4           (6.5)
                                                                                     -----             ---          ------
         Effective income tax rate .............................................      40.9%           41.5%          99.9%
                                                                                      ====            ====           ====

         At December 31, 1999, the Company's share of the cumulative undistributed earnings of foreign subsidiaries was approximately $11,800,000. No provision has been made for U.S. or foreign withholding taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations. It is not practical to estimate the amount of additional tax that might be payable on these foreign earnings in the event of distribution or sale; however, under existing law, foreign tax credits would be available to substantially reduce incremental U.S. taxes payable on amounts repatriated.

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999



NOTE 11- CAPITAL STOCK

         At December 31, 1999 and December 31, 1998, respectively, the Company's authorized capital stock consisted of 5,000,000 shares of preferred stock, $0.10 par value, of which no shares were issued or outstanding, and 3,000 shares of common stock, $0.10 par value, of which 1,132.41 shares were issued and outstanding.

         At December 31, 1999 and 1998, the Company held three notes receivable with balances totaling $664,000 and $718,000, respectively, from two officers and a former officer of the Company. These notes arose in connection with the Merger in 1997 whereby the Company lent the officers, at that time, money to acquire an aggregate of 10 shares of Common Stock at the then fair market value. The notes from the current officers bear interest at 6.07% and mature in December 2000. The note from the former officer bears interest at 6.65% and matures in March 2009. The notes receivable are shown on the balance sheets as a reduction in stockholders' deficit.

         At December 31, 1999, there were 200.74 shares of Common Stock held by employees of which 3.33 shares were not yet fully paid and 8.75 shares were subject to future vesting provisions. Under the terms of a stockholders' agreement ("Stockholders' Agreement"), the Company can purchase all of the shares held by the employee stockholders, and the employees can require the Company to purchase all of the shares held by the employee stockholders, under certain circumstances. Prior to December 31, 1998, the obligation to purchase employee shares was assignable to GSCP at a cost of up to $15 million. The purchase price as prescribed in the Stockholders' Agreement is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost. At December 31, 1999, and 1998, the aggregate amount that may be payable by the Company to employee stockholders based on fully paid and vested shares, is approximately $23,582,000 and has been classified as redeemable common stock ("Redeemable Common Stock").

NOTE 12- COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

LEASE AGREEMENTS

         The Company is obligated under various capital leases for certain machinery and equipment which expire on various dates through October 1, 2003 (see Note 6). At December 31, 1999 and 1998, the amount of machinery and equipment and related accumulated amortization recorded under capital leases and included with property, plant and equipment consisted of the following (dollars in thousands):

                                                            1999         1998
                                                           ------       ------

       Machinery and equipment  .....................      $7,102       $7,243
       Less:  accumulated amortization  .............      (3,107)      (2,749)
                                                           ------       ------
                                                           $3,995       $4,494
                                                           ======       ======

         Amortization of assets held under capitalized leases is included in depreciation expense.

         The Company has several noncancelable operating leases principally for office and manufacturing space, showrooms, and warehouse equipment, that expire on various dates through 2017. These leases generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance.

         At December 31, 1999, the Company also has a non-cancelable operating lease with a real estate entity owned by an employee for warehouse space that expires in July 2003. Future minimum lease payments under this lease total $42,000 for each of the years ended December 31, 2000, 2001, and 2002 and $23,000 for the year ended December 31, 2003.

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999




         At December 31, 1999, future minimum lease payments under all operating leases consisted of the following (dollars in thousands):

       2000  .................................................      $ 9,545
       2001  .................................................        8,791
       2002  .................................................        7,163
       2003  .................................................        4,754
       2004  .................................................        3,128
       Thereafter  ...........................................       19,106
                                                                   --------
                                                                    $52,487

         Rent expense for the years ended December 31, 1999, 1998 and 1997 was $9,038,000, $7,601,000, and $6,844,000, respectively, of which $166,000,
$233,000, and $2,089,000, respectively, related to leases with related parties. In addition, during 1999, the Company terminated its operating lease with real estate entities owned by the Estate for warehouse space that expired on December 31, 2000. As an incentive to terminate the lease prior to its expiration, the Company received a fee of $200,000.

ROYALTY AGREEMENTS

         In conjunction with the Acquisition, the Company has entered into royalty agreements with various licensers of copyrighted and trademarked characters and designs used on the Company's balloons which require royalty payments based on sales of the Company's products, or in some cases, annual minimum royalties.

         At December 31, 1999 future minimum royalties payable was as follows (dollars in thousands):

                  2000...................................         $1,371
                  2001...................................            841
                  2002...................................            300
                                                                  ------
                                                                  $2,512
                                                                  ======

LEGAL PROCEEDINGS

         The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

RELATED PARTY TRANSACTIONS

         On October 1, 1999, the Company issued a $1,000,000 line of credit, expiring December 31, 2001, to the chief executive officer of the Company. Amounts borrowed are secured by a lien on the equity interests which the chief executive officer has in the Company. In addition, amounts borrowed bear interest at the Company's incremental borrowing rate in effect during the time such loan is outstanding and interest shall be due and payable on a quarterly basis. At December 31, 1999, the chief executive officer had borrowings outstanding of $600,000 under this line of credit (interest at 9.75% at December 31, 1999) and the borrowings have been included in non-current other assets, net.

NOTE 13 - SEGMENT INFORMATION

INDUSTRY SEGMENTS

         The Company operates in one operating segment which involves the design, manufacture, contract for manufacture and distribution of party and novelty goods.

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999





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

         The Company's geographic area data for each of the three fiscal years ended December 31, 1999, 1998 and 1997 were as follows (dollars in thousands):


                                                                              Domestic     Foreign     Eliminations  Consolidated
                                                                              --------     -------     ------------  ------------

         1999
         ----
         Sales to unaffiliated customers .................................    $ 258,304    $  47,808                   $ 306,112
         Sales between geographic areas ..................................       20,977           -      $ (20,977)           -
                                                                              ---------    ---------     ---------     ---------
         Net sales .......................................................    $ 279,281    $  47,808     $ (20,977)    $ 306,112
                                                                              =========    =========     =========     =========

         Income from operations ..........................................    $  39,609    $   4,171                   $  43,780
                                                                              =========    =========
         Interest expense, net ...........................................                                                26,365
         Other expense, net ..............................................                                                    35
                                                                                                                       ---------
         Income before income taxes and minority
             interests ...................................................                                             $  17,380
                                                                                                                       =========

         Long-lived assets ...............................................    $ 127,062    $   7,685                   $ 134,747
                                                                              =========    =========                   =========


                                                                              Domestic      Foreign    Eliminations  Consolidated
                                                                              ---------     -------    ------------  ------------

         1998
         ----
         Sales to unaffiliated customers .................................    $ 203,232     $  32,062                  $ 235,294
         Sales between geographic areas ..................................       10,643           146    $ (10,789)          -
                                                                              ---------     ---------    ---------     ---------
         Net sales .......................................................    $ 213,875     $  32,208    $ (10,789)    $ 235,294
                                                                              =========     =========    =========     =========

         Income from operations ..........................................    $  33,332     $   1,116                  $  34,448
                                                                              =========     =========
         Interest expense, net ...........................................                                                22,965
         Other income, net ...............................................                                                  (121)
                                                                                                                       ---------
         Income before income taxes and minority
             interests ...................................................                                             $  11,604
                                                                                                                       =========

         Long-lived assets ...............................................    $ 120,588     $  14,004                  $ 134,592
                                                                              =========     =========                  =========


                                                                               Domestic     Foreign    Eliminations  Consolidated
                                                                              ---------     ---------  ------------  ------------

         1997
         ----
         Sales to unaffiliated customers .................................    $ 183,536     $  26,395                  $ 209,931
         Sales between geographic areas ..................................       11,556           308    $ (11,864)           -
                                                                              ---------     ---------    ---------     ---------
         Net sales .......................................................    $ 195,092     $  26,703    $ (11,864)    $ 209,931
                                                                              =========     =========    =========     =========

         Income from operations ..........................................    $   9,575     $   1,922                  $  11,497
                                                                              =========     =========
         Interest expense, net ...........................................                                                 3,892
         Other income, net ...............................................                                                   (71)
                                                                                                                       ---------
         Income before income taxes and minority
              interests ..................................................                                             $   7,676
                                                                                                                       =========

         Long-lived assets ...............................................    $  47,397     $   5,687                  $  53,084
                                                                              =========     =========                  =========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999





NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The  carrying   amounts  for  cash  and  cash   equivalents,   accounts
receivables, deposits and other current assets, loans and notes payable, accounts payable, accrued expenses (non derivatives) and other current liabilities approximate fair value at December 31, 1999 and 1998 because of the short-term maturity of those instruments or their variable rates of interest.

         The  carrying  amount  of  the  Company's  Senior   Subordinated  Notes
approximates fair value at December 31, 1999 and 1998, based on the quoted market price of similar debt instruments. The carrying amounts of the Company's borrowings under its Bank Credit Facilities and other revolving credit facilities approximate fair value because such obligations generally bear interest at floating rates. The carrying amounts for other long-term debt approximates fair value at December 31, 1999 and 1998, based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity.

         The fair value of interest rate swaps is the estimated amount that the counterparty would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties. Termination of the swap agreements at December 31, 1999 and 1998, would result in a gain (loss) of $0.9 million and $(1.6) million, respectively.

NOTE 15 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

         The Notes, Exchange Notes and borrowings under the Bank Credit Facilities are guaranteed jointly and severally, fully and unconditionally, by the Guarantors (see Notes 5 and 6).

       Non-guarantor companies include the following:
       o   Amscan Distributors (Canada) Ltd.
       o   Amscan Holdings Limited
       o   Amscan (Asia-Pacific) Pty. Ltd.
       o   Amscan Partyartikel GmbH
       o   Amscan Svenska AB
       o   Amscan de Mexico, S.A. de C.V.
       o   Anagram International (Japan) Co., Ltd.
       o   Anagram Mexico S. de R.L. de C.V.
       o   Anagram Espana, S.A.
       o   Anagram France S.C.S.

         The following consolidating information presents consolidating balance sheets as of December 31, 1999 and 1998, and the related consolidating statements of operations and cash flows for each of the years in the three-year period ended December 31, 1999 for the combined Guarantors and the combined non-guarantors and elimination entries necessary to consolidate the entities comprising the combined companies.

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


                           CONSOLIDATING BALANCE SHEET
                                December 31, 1999
                             (Dollars in thousands)
                                   (Unaudited)


                                                                         Amscan
                                                                      Holdings and   Combined
                                                                        Combined       Non-
                                                                       Guarantors   Guarantors   Eliminations Consolidated
                                                                       ----------   ----------   ------------ ------------

ASSETS
Current assets:
     Cash and cash equivalents ......................................   $     141    $     708                 $     849
     Accounts receivable, net .......................................      46,212       10,684                    56,896
     Inventories ....................................................      53,486        6,207    $    (500)      59,193
     Prepaid expenses and other current assets ......................      10,809          993                    11,802
                                                                        ---------    ---------    ---------    ---------
     Total current assets ...........................................     110,648       18,592         (500)     128,740
Property, plant and equipment, net ..................................      60,502        1,207                    61,709
Intangible assets, net ..............................................      57,595        5,736                    63,331
Other assets, net ...................................................      25,354          965      (16,612)       9,707
                                                                        ---------    ---------    ---------    ---------
     Total assets ...................................................   $ 254,099    $  26,500    $ (17,112)   $ 263,487
                                                                        =========    =========    =========    =========


LIABILITIES, REDEEMABLE COMMON STOCK
    AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
     Loans and notes payable ........................................   $   4,585    $     103                 $   4,688
     Accounts payable ...............................................      17,611        1,356                    18,967
     Accrued expenses ...............................................      11,685        4,647                    16,332
     Income taxes payable ...........................................       2,279          684                     2,963
     Current portion of long-term
       obligations ..................................................       3,443          119                     3,562
                                                                        ---------    ---------    ---------    ---------
     Total current liabilities ......................................      39,603        6,909                    46,512
Long-term obligations, excluding
  current portion ...................................................     266,517          374                   266,891
Deferred tax liabilities ............................................      11,989           12                    12,001
Other ...............................................................         437        9,641    $  (7,048)       3,030
                                                                        ---------    ---------    ---------    ---------
     Total liabilities ..............................................     318,546       16,936       (7,048)     328,434

Redeemable Common Stock .............................................      23,582                                 23,582

Commitments and Contingencies

Stockholders' (deficit) equity:
     Common Stock ...................................................                      339         (339)        --
     Additional paid-in capital .....................................         225          658         (658)         225
     Unamortized restricted Common Stock
        Award, net ..................................................        (405)                                  (405)
     Notes receivable from stockholders .............................        (664)                                  (664)
     (Deficit) retained earnings ....................................     (86,297)       9,188       (9,688)     (86,797)
     Accumulated other comprehensive loss ...........................        (888)        (621)         621         (888)
                                                                        ---------    ---------    ---------    ---------
         Total stockholders' (deficit) equity .......................     (88,029)       9,564      (10,064)     (88,529)
                                                                        ---------    ---------    ---------    ---------
         Total liabilities, redeemable Common

            Stock and stockholders' (deficit) equity ................   $ 254,099    $  26,500    $ (17,112)   $ 263,487
                                                                        =========    =========    =========    =========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


                           CONSOLIDATING BALANCE SHEET
                                December 31, 1998
                             (Dollars in thousands)
                                   (Unaudited)


                                                                           Amscan
                                                                        Holdings and   Combined
                                                                          Combined       Non-
                                                                         Guarantors   Guarantors   Eliminations Consolidated
                                                                         ----------   ----------   ------------ ------------

ASSETS
Current assets:

     Cash and cash equivalents .........................................   $     523    $     594                 $   1,117
     Accounts receivable, net ..........................................      42,636        6,703                    49,339
     Inventories .......................................................      47,948        6,869    $    (126)      54,691
     Prepaid and other current assets ..................................       8,661          452                     9,113
                                                                           ---------    ---------    ---------    ---------
     Total current assets ..............................................      99,768       14,618         (126)     114,260
Property, plant and equipment, net .....................................      57,729        1,531                    59,260
Intangible assets, net .................................................      54,680       11,820                    66,500
Other assets, net ......................................................      28,781          653      (20,602)       8,832
                                                                           ---------    ---------    ---------    ---------
     Total assets ......................................................   $ 240,958    $  28,622    $ (20,728)   $ 248,852
                                                                           =========    =========    =========    =========


LIABILITIES, REDEEMABLE COMMON STOCK  AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:

     Loans and notes payable ...........................................   $   9,600    $      28                 $   9,628
     Accounts payable ..................................................      10,671          823                    11,494
     Accrued expenses ..................................................      13,034        4,486                    17,520
     Income taxes payable ..............................................         458          135                       593
     Current portion of long-term
       obligations .....................................................       3,506           43                     3,549
                                                                           ---------    ---------    ---------    ---------
     Total current liabilities .........................................      37,269        5,515                    42,784
Long-term obligations, excluding
  current portion ......................................................     270,118            9                   270,127
Deferred tax liabilities ...............................................       8,116           12                     8,128
Other ..................................................................       1,069       16,171    $ (13,687)       3,553
                                                                           ---------    ---------    ---------    ---------
     Total liabilities .................................................     316,572       21,707      (13,687)     324,592

Redeemable Common Stock ................................................      19,547                                 19,547

Commitments and Contingencies ..........................................

Stockholders' (deficit) equity:
     Common Stock ......................................................                      339         (339)        --
     Additional paid-in capital ........................................         225          658         (658)         225
     Unamortized restricted Common Stock
        Award, net .....................................................        (575)                                  (575)
     Notes receivable from stockholders ................................        (718)                                  (718)
     (Deficit) retained earnings .......................................     (92,843)       7,413       (7,539)     (92,969)
     Accumulated other comprehensive loss ..............................      (1,250)      (1,495)       1,495       (1,250)
                                                                            ---------    ---------    ---------    ---------
         Total stockholders' (deficit) equity ..........................     (95,161)       6,915       (7,041)     (95,287)
                                                                            ---------    ---------    ---------    ---------
         Total liabilities, redeemable Common

            Stock and stockholders' (deficit) equity ...................   $ 240,958    $  28,622    $ (20,728)   $ 248,852
                                                                           =========    =========    =========    =========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


                      CONSOLIDATING STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 1999
                             (Dollars in thousands)
                                   (Unaudited)


                                                                           Amscan
                                                                        Holdings and   Combined
                                                                          Combined       Non-
                                                                         Guarantors   Guarantors   Eliminations Consolidated
                                                                         ----------   ----------   ------------ ------------

Net sales ..............................................................   $ 279,988    $  47,477   $ (21,353)   $ 306,112
Cost of sales ..........................................................     182,985       31,952     (21,351)     193,586
                                                                           ---------    ---------   ---------    ---------
         Gross profit ..................................................      97,003       15,525          (2)     112,526
Operating expenses:
    Selling expenses ...................................................      19,015        5,440                   24,455
    General and administrative
      expenses .........................................................      27,536        5,905        (192)      33,249
    Art and development costs ..........................................      10,047                                10,047
    Non-recurring charges ..............................................         995                                   995
                                                                           ---------    ---------   ---------    ---------
         Income from operations ........................................      39,410        4,180         190       43,780
Interest expense, net ..................................................      25,735          630                   26,365
Other (income) expense, net ............................................      (2,513)         193       2,355           35
                                                                           ---------    ---------   ---------    ---------
         Income before income taxes
            and minority interests .....................................      16,188        3,357      (2,165)      17,380
Income taxes ...........................................................       5,979        1,121                    7,100
Minority interests .....................................................                       73                       73
                                                                           ---------    ---------   ---------    ---------
         Net income ....................................................   $  10,209    $   2,163   $  (2,165)   $  10,207
                                                                           =========    =========   =========    =========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


                      CONSOLIDATING STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 1998
                             (Dollars in thousands)
                                   (Unaudited)


                                                                             Amscan
                                                                          Holdings and   Combined
                                                                            Combined       Non-
                                                                           Guarantors   Guarantors   Eliminations  Consolidated
                                                                           ----------   ----------   ------------  ------------

Net sales ..............................................................   $ 215,650     $  31,808     $ (12,164)    $ 235,294
Cost of sales ..........................................................     141,322        21,871       (12,737)      150,456
                                                                           ---------     ---------     ---------     ---------
         Gross profit ..................................................      74,328         9,937           573        84,838
Operating expenses:
    Selling expenses ...................................................      13,408         3,794                      17,202
    General and administrative
      expenses .........................................................      18,788         4,836          (192)       23,432
    Art and development costs ..........................................       7,356                                     7,356
    Restructuring charges ..............................................       2,033           367                       2,400
                                                                           ---------     ---------     ---------     ---------
         Income from operations ........................................      32,743           940           765        34,448
Interest expense, net ..................................................      22,684           281                      22,965
Other income, net ......................................................        (833)          (58)          770          (121)
                                                                           ---------     ---------     ---------     ---------
         Income before income taxes
           and minority interests ......................................      10,892           717            (5)       11,604
Income taxes ...........................................................       4,350           466                       4,816
Minority interests .....................................................                        79                          79
                                                                           ---------     ---------     ---------     ---------
         Net income ....................................................   $   6,542     $     172     $      (5)    $   6,709
                                                                           =========     =========     =========     =========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


                      CONSOLIDATING STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 1997
                             (Dollars in thousands)
                                   (Unaudited)



                                                                             Amscan
                                                                          Holdings and   Combined
                                                                            Combined       Non-
                                                                           Guarantors   Guarantors   Eliminations  Consolidated
                                                                           ----------   ----------   ------------  ------------

Net sales ..............................................................    $ 195,092     $  26,703    $ (11,864)    $ 209,931
Cost of sales ..........................................................      130,785        18,469      (12,683)      136,571
                                                                            ---------     ---------    ---------     ---------
         Gross profit ..................................................       64,307         8,234          819        73,360
Operating expenses:
    Selling expenses ...................................................       10,549         3,177                     13,726
    General and administrative
      expenses .........................................................       17,298         3,930         (456)       20,772
    Art and development costs ..........................................        5,282                                    5,282
    Non-recurring charges in
      connection with the Merger .......................................       22,083                                   22,083
                                                                            ---------     ---------    ---------     ---------
         Income from operations ........................................        9,095         1,127        1,275        11,497
Interest expense, net ..................................................        3,828            64                      3,892
Other (income) expense, net ............................................       (1,717)           51        1,595           (71)
                                                                            ---------     ---------    ---------     ---------
         Income before income taxes
           and minority interests ......................................        6,984         1,012         (320)        7,676
Income taxes ...........................................................        7,166           499                      7,665
Minority interests .....................................................                        193                        193
                                                                            ---------     ---------    ---------     ---------
         Net (loss) income .............................................    $    (182)    $     320    $    (320)    $    (182)
                                                                            =========     =========    =========     =========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 1999
                             (Dollars in thousands)
                                   (Unaudited)


                                                                             Amscan
                                                                          Holdings and   Combined
                                                                            Combined       Non-
                                                                           Guarantors   Guarantors   Eliminations  Consolidated
                                                                           ----------   ----------   ------------  ------------

Cash flows from operating activities:
   Net income ..........................................................    $ 10,209     $  2,163     $ (2,165)    $ 10,207
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
      Depreciation and amortization ....................................      12,327          604                    12,931
      Amortization of deferred financing costs .........................         870                                    870
      (Gain) loss on disposal of property and equipment ................          (2)          88                        86
      Provision for doubtful accounts ..................................       2,288          618                     2,906
      Non-recurring charges ............................................         995                                    995
      Amortization of Restricted Common Stock award ....................         170                                    170
      Deferred income tax provision ....................................       3,517          247                     3,764
      Changes in operating assets and liabilities:
            Increase in accounts receivable ............................      (9,701)      (4,596)                  (14,297)
            (Increase) decrease in inventories .........................      (5,270)         656            2       (4,612)
            Decrease (increase) in prepaid expenses and other
               current assets and other, net ...........................          38         (677)                     (639)
            (Increase) decrease in other assets ........................      (8,293)       4,605        2,163       (1,525)
            Increase (decrease) in accounts payable, accrued
               expenses and income taxes payable .......................      12,765       (4,186)                    8,579
                                                                            --------     --------     --------     --------
            Net cash provided by (used in) operating activities ........      19,913         (478)        --         19,435

Cash flows from investing activities:

   Capital expenditures ................................................     (11,459)        (173)                  (11,632)
   Proceeds from disposal of property and equipment ....................         201           15                       216
                                                                            --------     --------     --------     --------
            Net cash used in investing activities ......................     (11,258)        (158)                  (11,416)

Cash flows from financing activities:

   Payments to acquire Common Stock in the Merger ......................         (29)                                   (29)
   Proceeds from loans, notes payable and long-term obligations ........         375           75                       450
   Repayment of loans, notes payable and long-term obligations .........      (9,116)        (126)                   (9,242)
   Other ...............................................................         729         (675)                       54
                                                                            --------     --------     --------     --------
            Net cash used in financing activities ......................      (8,041)        (726)        --         (8,767)
   Effect of exchange rate changes on cash .............................        (996)       1,476                       480
                                                                            --------     --------     --------     --------
            Net (decrease) increase in cash and cash
              equivalents ..............................................        (382)         114                      (268)
Cash and cash equivalents at beginning of year .........................         523          594                     1,117
                                                                            --------     --------     --------     --------
Cash and cash equivalents at end of year................................    $    141     $    708     $   --       $    849
                                                                            ========     ========     ========     ========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 1998
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                Amscan
                                                                             Holdings and   Combined
                                                                               Combined       Non-
                                                                              Guarantors   Guarantors   Eliminations  Consolidated
                                                                              ----------   ----------   ------------  ------------

Cash flows from operating activities:
   Net income ............................................................    $   6,542     $     172     $      (5)    $   6,709
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization ......................................        7,954           547                       8,501
      Amortization of deferred financing costs ...........................          748                                       748
      Loss (gain) on disposal of property and equipment ..................            2           (24)                        (22)
      Provision for doubtful accounts ....................................        2,767           569                       3,336
      Restructuring charges ..............................................        1,999           401                       2,400
      Amortization of Restricted Common Stock award ......................          260                                       260
      Deferred income tax provision  (benefit) ...........................        2,469           (28)                      2,441
      Changes in operating assets and liabilities, net of
        acquisitions:
            (Increase) decrease in accounts receivable ...................       (1,138)           14                      (1,124)
            Decrease in inventories ......................................        4,701         2,026           126         6,853
            Decrease in prepaid expenses and other current assets,
            and other, net ...............................................        1,302           604           172         2,078
            Increase (decrease) in other assets ..........................        2,307        (3,097)          300          (490)
            Increase in accounts payable, accrued expenses
              and income taxes payable ...................................       (8,372)         (556)                     (8,928)
                                                                              ---------     ---------     ---------     ---------
            Net cash provided by operating activities ....................       21,541           628           593        22,762

Cash flows from investing activities:

   Cash paid for acquisitions ............................................      (78,382)                                  (78,382)
   Capital expenditures ..................................................       (7,334)         (180)                     (7,514)
   Proceeds from disposal of property and equipment ......................        2,694            75                       2,769
                                                                              ---------     ---------     ---------     ---------
            Net cash used in investing activities ........................      (83,022)         (105)                    (83,127)

Cash flows from financing activities:

   Net proceeds from sale of  Capital Stock ..............................          181                                       181
   Payments to acquire Common Stock in the Merger ........................      (93,155)                                  (93,155)
   Proceeds from loans, notes payable and long-term
     obligations net of debt issuance costs of $964 ......................       59,036            28                      59,064
   Repayment of loans, notes payable and long-term obligations ...........      (15,432)         (485)                    (15,917)
   Other .................................................................           65           400          (400)           65
                                                                              ---------     ---------     ---------     ---------
            Net cash used in financing activities ........................      (49,305)          (57)         (400)      (49,762)
   Effect of exchange rate changes on cash ...............................          605          (707)         (193)         (295)
                                                                              ---------     ---------     ---------     ---------
            Net decrease in cash and cash
              equivalents ................................................     (110,181)         (241)         --        (110,422)
Cash and cash equivalents at beginning of year ...........................      110,704           835                     111,539
                                                                              ---------     ---------     ---------     ---------
Cash and cash equivalents at end of year..................................          523     $     594     $    --       $   1,117
                                                                              =========     =========     =========     =========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 1997
                             (Dollars in thousands)
                                   (Unaudited)


                                                                               Amscan
                                                                            Holdings and   Combined
                                                                              Combined       Non-
                                                                             Guarantors   Guarantors   Eliminations  Consolidated
                                                                             ----------   ----------   ------------  ------------

Cash flows from operating activities:
   Net (loss) income .....................................................   $    (182)    $     320     $    (320)    $    (182)
   Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
      Depreciation and amortization ......................................       5,864           381                       6,245
      Amortization of deferred financing costs ...........................          13                                        13
      Gain on disposal of property and equipment .........................         (31)                                      (31)
      Provision for doubtful accounts ....................................       3,419           356                       3,775
      Amortization of Restricted Common Stock award ......................         290                                       290
      Deferred income tax provision ......................................       1,625           (60)                      1,565
      Changes in operating assets and liabilities, net of
        acquisitions:
            Increase in accounts receivable ..............................     (14,915)         (954)                    (15,869)
            Increase in inventories ......................................      (3,773)       (2,098)                     (5,871)
            Decrease in prepaid and other current assets, and
               other net .................................................       4,042         2,234                       6,276
            Decrease (increase) in other assets, net .....................       2,267          (324)          920         2,863
            Increase in accounts payable, accrued expenses
              and income taxes payable ...................................       4,944           151                       5,095
                                                                             ---------     ---------     ---------     ---------
            Net cash provided by operating activities ....................       3,563             6           600         4,169
Cash flows from investing activities:

   Capital expenditures ..................................................      (9,390)         (847)                    (10,237)
   Proceeds from disposal of property and equipment ......................         140                                       140
                                                                             ---------     ---------     ---------     ---------
            Net cash used in investing activities ........................      (9,250)         (847)                    (10,097)
Cash flows from financing activities:
   Net proceeds from sale of Common Stock ................................       4,524                                     4,524
   Capital contributions .................................................       7,500           600          (600)        7,500
   Issuance of Common Stock in connection with the Merger ................      61,875                                    61,875
   Payments to acquire treasury stock ....................................        (290)                                     (290)
   Payments to acquire Common Stock in the Merger ........................    (142,673)                                 (142,673)
   Proceeds from loans, notes payable and long-term
     obligations net of debt issuance costs of $5,500 ....................     236,981            81                     237,062
   Repayment of loans, notes payable and long-term obligations                 (51,743)          (68)                    (51,811)
   Repayment of indebtedness to Principal Stockholder ....................        (181)           (1)                       (182)
                                                                             ---------     ---------     ---------     ---------
            Net cash provided by financing activities ....................     115,993           612          (600)      116,005
   Effect of exchange rate changes on cash ...............................         126          (253)                       (127)
                                                                             ---------     ---------     ---------     ---------
            Net increase (decrease) in cash and cash
              equivalents ................................................     110,432          (482)         --         109,950
Cash and cash equivalents at beginning of year ...........................         272         1,317                       1,589
                                                                             ---------     ---------     ---------     ---------
Cash and cash equivalents at end of year .................................   $ 110,704     $     835     $    --       $ 111,539
                                                                             =========     =========     =========     =========

                                   SCHEDULE II
                              AMSCAN HOLDINGS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1999, 1998, and 1997
                             (Dollars in thousands)


                                                                  Beginning                                       Ending
                                                                   Balance      Write-offs       Additions        Balance
                                                                   -------      ----------       ---------        -------

Allowance for Doubtful Accounts:
    For the year ended:
       December 31, 1997....................................      $4,138         $ 2,220          $3,775           $5,693
       December 31, 1998....................................       5,693           5,459           6,641 (1)        6,875
       December 31, 1999....................................       6,875           3,609           2,906            6,172


                                                                  Beginning                                       Ending
                                                                   Balance      Write-offs       Additions        Balance
                                                                   -------      ----------       ---------        -------
Inventory Reserves:
    For the year ended:
       December 31, 1997....................................      $1,685          $1,562          $1,039           $1,162
       December 31, 1998....................................       1,162             906           1,336            1,592
       December 31, 1999....................................       1,592           1,824           2,261            2,029



(1) Includes approximately $3,305 of an allowance for doubtful accounts in connection with receivables purchased in the 1998 acquisition of Anagram.

                                 EXHIBIT INDEX


   Exhibit
   Number                                  Description
   ------                                  -----------

     2(a)         Agreement and Plan Merger, by and among Amscan Holdings,  Inc.
                  and Confetti Acquisition, Inc., dated as of August 10, 1997 (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

     2(b) Stock Purchase Agreement, dated as of August 6, 1998, by and among Amscan Holdings, Inc. and certain stockholders of Anagram International, Inc. and certain related companies (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated August 6, 1998 (Commission File No. 000-21827))

     3(a) Certificate of Incorporation of Amscan Holdings, Inc., dated October 3, 1996, (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

     3(b) Amended By-Laws of Amscan Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

     3(c) Amended Articles of Incorporation of Anagram International, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

     3(d) By-laws of Anagram International, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

     3(e) Articles of Incorporation of Anagram International Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

     3(f) By-laws of Anagram International Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

     3(g) Articles of Organization of Anagram International, LLC (incorporated by reference to Exhibit 3.5 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

     3(h) Operating Agreement of Anagram International, LLC (incorporated by reference to Exhibit 3.6 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

     3(i) Certificate of Formation of Anagram Eden Prairie Property Holdings LLC (incorporated by reference to Exhibit 3.7 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

     4(a) Indenture, dated as of December 19, 1997, by and among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company with respect to the Senior Subordinated Notes (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

     4(b) Supplemental Indenture, dated as of September 17, 1998, by and among Anagram International, Inc., Anagram International Holdings, Inc., Anagram International, LLC, Anagram Eden Prairie Property Holdings LLC and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

     4(c) Warrant Agreement, dated as of August 6, 1998, by and between Amscan Holdings, Inc. and Garry Kieves Retained Annuity Trust (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated August 6, 1998 (Commission File No. 000-21827))

     4(d) Senior Subordinated Guarantee, dated as of September 17, 1998, by Anagram International, Inc., Anagram International Holdings, Inc., Anagram International, LLC, and Anagram Eden Prairie Property Holdings (incorporated by reference to
                  Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

     4(e) Amended and Restated Revolving Loan Credit Agreement, dated as of September 17, 1998, by and among the Registrant, the financial institutions parties thereto, Goldman, Sachs Credit Partners L.P., as arranger and syndication agent, and Fleet National Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

     4(f) Amended and Restated AXEL Credit Agreement, dated as of September 17, 1998, by and among the Registrant, the financial institutions parties thereto, Goldman, Sachs Credit Partners L.P., as arranger and syndication agent, and Fleet National Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

        9 Voting Agreement, dated August 10, 1997 among Confetti Acquisition, Inc., the Estate of John A. Svenningsen and Christine Svenningsen (incorporated by reference to Exhibit
                  2.2 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

     10(a) Employment Agreement by and between Amscan Inc. or the Company and William Wilkey, dated as of October 4, 1996 (incorporated by reference to Exhibit 10(e) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

    10(b) Tax Indemnification Agreement between Amscan Holdings, Inc., and John A. Svenningsen, dated as of December 18, 1996 (incorporated by reference to Exhibit 10(j) to the Registrant's 1996 Annual Report on Form 10-K (Commission File No. 000-21827))

    10(c) Tax Indemnification Agreement between Amscan Holdings, Inc., Christine Svenningsen and the Estate of John A. Svenningsen, dated as of August 10, 1997 (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-40235))

    10(d) The MetLife Capital Corporation Master Lease Purchase Agreement between MetLife Capital Corporation and Amscan Inc., Deco Paper Products, Inc., Kookaburra USA Ltd., and Trisar, Inc., dated November 21, 1991, as amended (incorporated by reference to Exhibit 10(n) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

    10(e) Form of Indemnification Agreement between the Company and each of the directors of the Company (incorporated by reference to
                  Exhibit 10(o) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

    10(f) Exchange and Registration Agreement, dated as of December 19, 1997, by and among the Company and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

    10(g) Stockholders' Agreement, dated as of December 19, 1997, by and among the Company and the Stockholders thereto (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

    10(h) Employment Agreement, dated as of August 10, 1997, by and among the Company and Gerald C. Rittenberg (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

    10(i) Employment Agreement, dated as of August 10, 1997, by and among the Company and James M. Harrison (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

    10(j)         Amscan Holdings,  Inc. 1997 Stock Incentive Plan (incorporated
                  by  reference  to  Exhibit  10.7   Registrant's   Registration
                  Statement on Form S-4 (Registration No. 333-45457))

    10(k) Amendment No. 1 to the Stockholders' Agreement, dated as of August 6, 1998 by and among Amscan Holdings, Inc. and certain stockholders of Amscan Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 6, 1998 (Commission File No. 000-21827))

    10(l) Employment Agreement, dated as of August 6, 1998, by and among the Company and Garry Kieves (incorporated by reference to Exhibit 99.1 to the Regsitrant's Current Report on Form 8-K dated August 6, 1998 (Commission File No. 000-21827))

    10(m) Line of Credit Agreement, dated October 1, 1999, by and among the Company and Gerald C. Rittenberg

    10(n) Consulting Agreement dated November 8, 1999, by and among the Company and William Wilkey

    10(o) Amended Full Recourse Secured Promissory Note dated November 8, 1999, by and among the Company and William Wilkey

       12 Statement re: computation of ratio of earnings to fixed charges

       21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

     23.1         Consent of Ernst & Young LLP

     23.2         Consent of KPMG LLP

       27         Financial Data Schedule