Form 10-Q
period 2000-03-31
AMSCAN HOLDINGS INC
filed 2000-05-15
CIK 1024729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10 - Q

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000


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

       Yes    X            No ____
           -------



As of May 12, 2000, 1,132.54 shares of Registrants' Common Stock, par value $0.10, were outstanding.

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-Q

                                 March 31, 2000

                                Table of Contents

                                   Part I                               Page

Item 1    Financial Statements (Unaudited)

          Consolidated Balance Sheets at March 31, 2000 and
          December 31, 1999................................................... 3

          Consolidated Statements of Operations for the Three Months
          Ended March 31, 2000 and 1999....................................... 4

          Consolidated Statement of Stockholders' Deficit for the
          Three Months Ended March 31, 2000..................................  5

          Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 2000 and 1999......................................  6

          Notes to Consolidated Financial Statements.........................  7

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................... 10

Item 3    Quantitative and Qualitative Disclosures About Market Risk......... 13


                                     Part II

Item 6    Exhibits and Reports on Form 8-K................................... 14


Signature.................................................................... 15

                              AMSCAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                          March 31,         December 31,
                                                                                            2000               1999
                                                                                        -------------       ------------
                                                                                         (Unaudited)            (Note)

                                                     ASSETS

Current assets:
   Cash and cash equivalents..........................................................    $     839          $     849
   Accounts receivable, net of allowances.............................................        60,838             56,896
   Inventories, net of allowances.....................................................        61,546             59,193
   Prepaid expenses and other current assets..........................................        11,173             11,802
                                                                                          ----------         ----------
         Total current assets.........................................................       134,396            128,740
Property, plant and equipment, net....................................................        61,918             61,709
Intangible assets, net................................................................        62,397             63,331
Other assets, net.....................................................................         9,970              9,707
                                                                                          ----------         ----------

         Total assets.................................................................    $  268,681         $  263,487
                                                                                          ==========         ==========

                          LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Short-term obligations.............................................................     $  10,000          $   4,688
   Accounts payable...................................................................        14,840             18,967
   Accrued expenses...................................................................        17,416             16,332
   Income taxes payable...............................................................         4,402              2,963
   Current portion of long-term obligations...........................................         3,613              3,562
                                                                                           ---------          ---------
         Total current liabilities....................................................        50,271             46,512
Long-term obligations, excluding current portion......................................       264,841            266,891
Deferred income tax liabilities.......................................................        12,017             12,001
Other.................................................................................         2,880              3,030
                                                                                           ---------          ---------
         Total liabilities............................................................       330,009            328,434

Redeemable Common Stock...............................................................        23,621             23,582

Stockholders' deficit:
   Common Stock.......................................................................             -                 -
   Additional paid-in capital.........................................................           233                225
   Unamortized restricted Common Stock award, net.....................................          (392)              (405)
   Notes receivable from stockholders.................................................          (597)              (664)
   Deficit ...........................................................................       (83,127)           (86,797)
   Accumulated other comprehensive loss...............................................        (1,066)              (888)
                                                                                           ---------          ---------
         Total stockholders' deficit..................................................       (84,949)           (88,529)
                                                                                           ---------          ---------

         Total liabilities, redeemable Common Stock and stockholders' deficit.........     $ 268,681          $ 263,487
                                                                                           =========          =========



     Note: The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                           2000                1999
                                                                                           ----                ----

Net sales...........................................................................      $77,377             $76,440
Cost of sales.......................................................................       47,116              48,120
                                                                                         --------            --------
         Gross profit...............................................................       30,261              28,320

Operating expenses:
   Selling expenses.................................................................        7,016               5,954
   General and administrative expenses (includes a provision for doubtful
      accounts of $5,950 in 1999 relating to Party City Corporation)................        8,396              13,806
   Art and development costs........................................................        2,010               2,216
                                                                                         --------            --------
         Total operating expenses...................................................       17,422              21,976
                                                                                         --------            --------
           Income from operations...................................................       12,839               6,344

Interest expense, net...............................................................        6,590               6,434
Other expense, net   ...............................................................           69                  22
                                                                                         --------            --------
         Income (loss) before income taxes and
             minority interests.....................................................        6,180                (112)

Income tax expense (benefit)........................................................        2,441                 (46)
Minority interests..................................................................           30                  19
                                                                                         --------            --------
            Net income (loss).......................................................     $  3,709            $    (85)
                                                                                         ========            ========




          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                        Three Months Ended March 31, 2000
                             (Dollars in thousands)
                                   (Unaudited)


                                                           Unamortized
                                                            Restricted         Notes                         Accumulated
                                              Additional      Common         Receivable                         Other
                                    Common      Paid-in    Stock Award,        from                         Comprehensive
                                    Stock       Capital         Net         Stockholders      Deficit           Loss         Total
                                   --------  -----------   ------------     ------------     ----------     -------------- ---------

Balance at December 31, 1999..     $    -        $225         $(405)            $(664)       $(86,797)        $  (888)     $(88,529)

   Net income.................                                                                  3,709                         3,709
   Net change in cumulative
      translation adjustment..                                                                                   (178)         (178)
                                                                                                                           ---------
         Comprehensive income.                                                                                                3,531

   Payments received on notes
      receivable and other....                      8                              67             (39)                           36
   Amortization of restricted
      Common Stock award......                                   13                                                              13
                                  --------       ----         -----             -----         -------        --------      --------

Balance at March 31, 2000.....    $     -        $233         $(392)            $(597)       $(83,127)       $ (1,066)     $(84,949)
                                  ========       ====         =====             =====        ========        ========      ========




          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                             Three Months Ended March 31,
                                                                                             ----------------------------
                                                                                                 2000            1999
                                                                                              ----------        --------
Cash flows from operating activities:
    Net income (loss)...................................................................      $    3,709        $   (85)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization....................................................           3,451          3,219
       Amortization of deferred financing costs.........................................             218            217
       Amortization of restricted Common Stock award....................................              13             43
       Provision for doubtful accounts..................................................             467          6,412
       Deferred income tax expense (benefit)............................................             220         (1,891)
       Loss on disposal of property and equipment.......................................               -             71
       Changes in operating assets and liabilities:
           Increase in accounts receivable..............................................          (4,407)       (14,954)
           (Increase) decrease in inventories...........................................          (2,353)         1,283
           Decrease (increase) in prepaid expenses and other current assets.............             425         (2,746)
           (Decrease) increase in accounts payable, accrued expenses and
             income taxes payable.......................................................          (1,604)         4,746
       Other, net.......................................................................            (638)        (1,005)
                                                                                                 -------        -------
          Net cash used in operating activities.........................................            (499)        (4,690)

Cash flows from investing activities:
    Capital expenditures................................................................          (2,809)        (2,205)
    Proceeds from sale of property and equipment........................................               2            100
                                                                                                --------        -------
          Net cash used in investing activities.........................................          (2,807)        (2,105)

Cash flows from financing activities:
    Proceeds from short-term obligations................................................           5,312          7,607
    Repayment of loans, notes payable and long-term obligations.........................          (1,999)          (942)
    Other ..............................................................................              75              2
                                                                                                --------        -------
          Net cash provided by financing activities.....................................           3,388          6,667

Effect of exchange rate changes on cash and cash equivalents............................             (92)           (55)
                                                                                                --------        -------
          Net decrease in cash and cash equivalents.....................................             (10)          (183)
Cash and cash equivalents at beginning of period........................................             849          1,117
                                                                                                --------        -------
Cash and cash equivalents at end of period..............................................        $    839        $   934
                                                                                                ========        =======

Supplemental Disclosures:
          Interest paid.................................................................        $  3,696        $ 3,553
          Income taxes paid, net of refunds.............................................        $    735        $   292

Supplemental information on noncash activities:

     There were no capital lease obligations incurred during the three months ended March 31, 2000. Capital lease obligations of $651 were incurred during the three months ended March 31, 1999.

           See accompanying notes to consolidatedfinancial statements.

                              AMSCAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Organization and Description of Business

     Amscan Holdings, Inc. ("Amscan Holdings" and, together with its subsidiaries, "AHI" or the "Company") was incorporated on October 3, 1996 for the purpose of becoming the holding company for Amscan Inc. and certain affiliated entities. AHI designs, manufactures, contracts for manufacture and distributes party and novelty goods and gifts principally in North America, South America, Europe, Asia and Australia.

Note 2 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The results of operations may be affected by seasonal factors such as the timing of holidays or industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     In connection with the preparation of the accompanying unaudited consolidated financial statements, the Company has reclassified certain amounts in prior periods to conform to the current year presentation.

Note 3 - Inventories

     Inventories consisted of the following (dollars in thousands):

                                                      March 31,   December 31,
                                                        2000         1999
                                                      --------    ------------

Finished goods......................................... $53,565     $50,278
Raw materials..........................................   6,134       6,706
Work-in-process........................................   4,029       4,238
                                                        -------     -------
                                                         63,728      61,222
Less: reserve for slow moving and obsolete inventory...  (2,182)     (2,029)
                                                        -------     -------
                                                        $61,546     $59,193
                                                        =======     =======

     Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

Note 4 - Income Taxes

     The consolidated income tax expense (benefit) for the three months ended March 31, 2000 and 1999 were determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 2000 and 1999, respectively. The differences between the consolidated effective income tax rate and the U.S. Federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations.

Note 5 - Comprehensive Income (Loss)

       Comprehensive income (loss) consisted of the following (dollars in thousands):

                                          Three Months Ended
                                              March 31,
                                          ------------------
                                           2000          1999
                                           ----          ----

  Net income (loss)................       $3,709        $(85)
  Net change in cumulative
    translation adjustment.........         (178)         (6)
                                          ------       -----
  Comprehensive income (loss)......       $3,531        $(91)
                                          ======       =====

     Accumulated other comprehensive loss at March 31, 2000 and December 31, 1999 consisted solely of the Company's cumulative translation adjustment.

Note 6 - Capital Stock

     At March 31, 2000 and December 31, 1999, the Company's authorized capital stock consisted of 5,000,000 shares of preferred stock, $0.10 par value, of which no shares were issued or outstanding, and 3,000 shares of common stock, $0.10 par value, of which 1,132.54 and 1,132.41 shares, respectively, were issued and outstanding.

Note 7 - Segment Information

Industry Segments

     The Company principally operates in one operating segment which involves the design, manufacture, contract for manufacture and distribution of party and novelty goods and gifts.

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

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The Company's geographic area data is as follows (dollars in thousands):


                                                             Domestic       Foreign       Eliminations      Consolidated
                                                             --------       -------       ------------      ------------
    Three Months Ended March 31, 2000

    Sales to unaffiliated customers...................        $66,659       $10,718                           $77,377
    Sales between geographic areas....................          3,484                        $(3,484)               -
                                                              -------       -------          -------          --------
    Net sales.........................................        $70,143       $10,718          $(3,484)         $77,377
                                                              =======       =======          =======          =======

    Income from operations............................        $11,770        $1,069                           $12,839
                                                              =======       =======
    Interest expense, net.............................                                                          6,590
    Other expense, net................................                                                             69
                                                                                                              -------
    Income before income taxes and minority
        interests.....................................                                                        $ 6,180
                                                                                                              =======

    Long-lived assets, net at March 31, 2000..........       $126,765        $7,520                          $134,285
                                                             ========        ======                          ========

    Three Months Ended March 31, 1999

    Sales to unaffiliated customers...................        $66,534        $9,906                           $76,440
    Sales between geographic areas....................          4,496           471          $(4,967)               -
                                                             --------       -------          -------          -------
    Net sales.........................................        $71,030       $10,377          $(4,967)         $76,440
                                                              =======       =======          =======          =======

    Income from operations............................         $6,039          $305                            $6,344
                                                               ======       =======
    Interest expense, net.............................                                                          6,434
    Other expense, net................................                                                             22
                                                                                                              -------
    Loss before income taxes and minority
        interests.....................................                                                         $ (112)
                                                                                                               ======

    Long-lived assets, net at March 31, 1999..........       $125,104        $9,479                          $134,583
                                                             ========        ======                          ========


Note 8 - Provision for Doubtful Accounts

     During the first quarter of 1999, the Company's largest customer, Party City Corporation ("Party City"), announced that it would be in default of certain covenants of its credit facility and, as a result, the Company charged $6.0 million to the provision for doubtful accounts during the first quarter of 1999. Reflecting Party City's improved financial condition, the provision was decreased by $1.9 million and $4.1 million, respectively, during the third and fourth quarters of 1999. Although the Company believes its relationships with Party City and its franchisees are good, if they were to significantly reduce their volume of purchases from the Company, the Company's financial condition and results of operations could be materially adversely affected.

Note 9 - Legal Proceedings

     The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

Item 2 . Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Results of Operations
Percentage of Net Sales


                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                              2000              1999
                                                              ----              ----
    Net sales............................................    100.0%             100.0%
    Cost of sales........................................     60.9               63.0
                                                            ------             ------
         Gross profit....................................     39.1               37.0
    Operating expenses:..................................
      Selling expenses...................................      9.1                7.8
      General and administrative expenses
         (includes a provision for doubtful accounts
           of 7.8% in 1999 relating to Party City).......     10.8               18.1
      Art and development costs..........................      2.6                2.9
                                                            ------             ------
         Total operating expenses........................     22.5               28.8
                                                            ------             ------
       Income from operations............................     16.6                8.2
      Interest expense, net..............................      8.5                8.4
      Other income, net..................................      0.1                  -
                                                            ------             ------
              Income (loss) before income taxes
                   and minority interests................      8.0               (0.2)
      Income tax expense (benefit).......................      3.2               (0.1)
      Minority interests.................................        -                  -
                                                            ------             ------
              Net income (loss)..........................      4.8%              (0.1)%
                                                            ======             ======


     Net sales of $77.4 million for the first quarter of 2000 were $0.9 million higher than net sales for the first quarter of 1999. The increase in net sales principally reflects increased sales of party goods and gift items to independent party goods and specialty stores, partially offset by reduced sales of party goods to other distributors. Sales to party goods superstores remained level with prior year's first quarter results reflecting the stabilization of superstore growth.

     Gross profit for the first quarter of 2000 was 39.1% and was 2.1% higher than the corresponding quarter of 1999 principally as a result of higher sales in the current quarter and increased gross profit margin on international sales. The improvement in gross profit margin on international sales includes the realization of the full benefit from the closing of the Company's Canadian warehouse in connection with its distribution restructuring plan.

     Selling expenses of $7.0 million for the three months ended March 31, 2000 were $1.1 million higher than those of the corresponding period in 1999 and increased from 7.8% of net sales to 9.1% of net sales. The increase in selling expenses reflects the continued development of a specialty sales force designed to sell gifts and party goods to independent party goods and specialty stores which began in 1999 and increased marketing initiatives relating to the new product lines.

     General and administrative expenses of $8.4 million decreased by $5.4 million for the first quarter of 2000 as compared to the corresponding period in 1999, reflecting the provision for doubtful accounts of $6.0 million relating to Party City in 1999, partially offset by depreciation on new data processing equipment. During the first quarter of 1999, the Company's largest customer, Party City announced that it would be in default of certain covenants of its credit facility and, as a result, $6.0 million, or 7.8% of net sales, was charged to the provision for doubtful accounts during the first quarter of 1999. The reserve for Party City was subsequently reversed during the latter half of 1999, reflecting Party City's improved financial condition.

     Art and development costs of $2.0 million for the first quarter of 2000, decreased by $0.2 million compared to the corresponding period in 1999 primarily due to the inclusion in the first quarter of 1999's results of start-up costs associated with the development of new product lines. As a percentage of net sales, art and development costs were 2.6% for the first quarter of 2000 as compared to 2.9% for the corresponding period of 1999.

     Interest expense of $6.6 million for the first quarter of 2000 increased by $0.2 million as compared to the corresponding period in 1999, principally as a result of a higher average interest rate on borrowings (9.2% in 2000 versus 8.9% in 1999).

     Income taxes for the first quarter of 2000 and 1999 were based upon estimated consolidated effective income tax rates of 39.5% and 40.85% for the years ending December 31, 2000 and 1999, respectively.

Liquidity and Capital Resources

     In connection with the Company's recapitalization in December 1997, the Company received approximately $67.5 million from contributed capital (including contributions of Company Common Stock by certain employee stockholders and issuances of restricted Common Stock), $117 million from a senior term loan (the "Term Loan") provided under a bank credit agreement (the "Bank Credit Facilities") and $110 million from the issuance of 9 7/8% senior subordinated notes (the "Notes") (collectively, the "Merger Financings"). The Term Loan bears interest, at the option of the Company, at the lenders' customary base rate plus 1.375% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.375% per annum. The Term Loan matures seven years after funding and provides for amortization (in quarterly installments) of one percent of the original principal amount thereof per year for the first five years and 32.3% and 62.7% of the principal amount thereof in the sixth and seventh years, respectively. The Notes bear interest at a rate of 9 7/8% per annum and mature on December 15, 2007. The Company is required to make prepayments on the Bank Credit Facilities under certain circumstances, including upon certain asset sales and issuance of debt or equity securities and based on cash flows, as defined. A prepayment of $1.3 million on the Term Loan was made by the Company during the quarter ended March 31, 2000 as required based on its cash flows, as defined.

     In addition to the Term Loan, the Bank Credit Facilities, as amended, provide for revolving loan borrowings of up to $50 million (the "Revolving Credit Facility"). The Revolving Credit Facility, expiring on December 31, 2002, bears interest, at the option of the Company, at the lenders' customary base rate plus, based on certain terms, either 0.75% or 1.25% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.25% per annum. Interest on balances outstanding under the Revolving Credit Facility are subject to adjustment in the future based on the Company's performance. At March 31, 2000, the Company had borrowing capacity of approximately $34.6 million under the Revolving Credit Facility.

     The Company financed the September 1998 acquisition of Anagram International Inc. with $40 million of senior term debt, approximately $20 million of additional revolving credit borrowings, cash on hand, the issuance of 120 shares of the Company's Redeemable Common Stock valued at $12.6 million and warrants to purchase 10 shares of the Company's Common Stock valued at $0.2 million. In connection with and upon consummation of the acquisition, the Company amended and restated the Revolving Credit Facility to provide for, among other things, the additional senior term debt.

     At March 31, 2000, the Company had three interest rate swap contracts outstanding with a financial institution and Goldman Sachs Capital Markets, L.P. covering $123.5 million of its Term Loan at effective interest rates ranging from 7.18% to 8.80%.

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

     The Merger Financings and the amendments to the Company's credit agreements may affect the Company's ability to make future capital expenditures and potential acquisitions. However, management believes that current asset levels provide adequate capacity to support its operations for at least the next 12 months. As of March 31, 2000, the Company did not have material commitments for capital expenditures.

Cash Flow Data - Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     During the three months ended March 31, 2000, net cash used in operating activities totaled $0.5 million as compared to $4.7 million used during the corresponding period of 1999. The current quarter's improvement over prior year's comparable results reflects a lowered accounts receivable balance principally due to Party City's improved financial condition, partially offset by higher levels of inventory to support the Company's new gift lines and new sales programs.

     Net cash used in investing activities during the first quarter of 2000 of $2.8 million increased by $0.7 million from the same period in 1999 and principally reflects increased levels of capital expenditures for manufacturing machinery and equipment.

     During the three months ended March 31, 2000, and 1999, net cash provided by financing activities of $3.4 million and $6.7 million, respectively, primarily consisted of the proceeds from short-term working capital borrowings, partially offset by the repayment of a portion of the Term Loan and other long-term obligations. Additionally, a prepayment of $1.3 million on the Term Loan was made by the Company during the quarter ended March 31, 2000 as required based on its cash flows, as defined.

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

"Safe Harbor" Statement under Private Securities Litigation Reform Act of 1995

     This report includes "forward-looking statements" within the meaning of various provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, including any changes to operations, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. Actual results may differ materially from those discussed. Whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to (1) the concentration of sales by the Company to party goods superstores where the reduction of purchases by a small number of customers could materially reduce the Company's sales and profitability, (2) the concentration of the Company's credit risk in party goods superstores, several of which are privately held and have expanded rapidly in recent years, (3) the failure by the Company to anticipate changes in tastes and preferences of party goods retailers and consumers, (4) introduction of new product lines by the Company, (5) the introduction of new products by the Company's competitors, (6) the inability of the Company to increase prices to recover fully future increases in raw material prices, especially increases in paper prices, (7) the loss of key employees, (8) changes in general business conditions, (9) other factors which might be described from time to time in the Company's filings with the Commission, and (10) other factors which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and the actual results or developments anticipated by the Company may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company or its business or operations. Although the Company believes that it has the product offerings and resources needed for continued growth in revenues and margins, future revenue and margin trends cannot be reliably predicted. Changes in such trends may cause the Company to adjust its operations in the future. Because of the foregoing and other factors, recent trends should not be considered reliable indicators of future financial results. In addition, the highly leveraged nature of the Company may impair its ability to finance its future operations and capital needs and its flexibility to respond to changing business and economic conditions and business opportunities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company's earnings are affected by changes in interest rates as a result of its issuance of variable rate indebtedness. However, the Company utilizes interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for the Company's variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended March 31, 2000 and 1999, the Company's interest expense, after considering the effects of its interest rate swap agreements, would have increased, and income before income taxes would have decreased, by $0.2 million and $0.4 million, respectively. This amount is determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment balances, and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

     The Company's earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in foreign markets. Foreign currency forward contracts are used periodically to hedge against the earnings effects of such fluctuations. A uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's foreign sales are denominated would have resulted in a decrease in gross profit of $0.4 million and $0.3 million for the three months ended March 31, 2000 and 1999, respectively. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

                                     Part II

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

                    Exhibit
                    Number          Description
                    -------         -----------

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

                                    AMSCAN HOLDINGS, INC.

                                    By: /s/ Michael A. Correale
                                       --------------------------
                                         Michael A. Correale
                                         Controller

                                   (on behalf of the registrant and as principal
Date: May 15, 2000                 accounting officer)
      ------------

                                  EXHIBIT INDEX

             Exhibit
             Number                  Description
             -------                 -----------

                27            Financial Data Schedule