Form 10-Q
period 2000-06-30
AMSCAN HOLDINGS INC
filed 2000-08-11
CIK 1024729

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 F O R M 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000


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



As of August 11, 2000, 1,132.54 shares of Registrants' Common Stock, par value $0.10, were outstanding.

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-Q

                                  June 30, 2000

                                Table of Contents

                                     Part I                                 Page

Item 1      Financial Statements  (Unaudited)

            Consolidated  Balance  Sheets at June 30, 2000 and
               December 31, 1999 ..........................................   3

            Consolidated  Statements  of Income  for the Three
               and Six Months Ended June 30, 2000 and 1999 ................   4

            Consolidated  Statement of  Stockholders'  Deficit
               for the Six Months Ended June 30, 2000 .....................   5

            Consolidated  Statements of Cash Flows for the Six
               Months Ended June 30, 2000 and 1999 ........................   6

            Notes to Consolidated Financial Statements ....................   7

Item 2      Management's Discussion and Analysis of Financial
               Condition and Results of Operations ........................  11

Item 3      Quantitative and Qualitative Disclosures About Market Risk ....  15

                                     Part II

Item 2      Changes in Securities and Use of Proceeds .....................  16

Item 6      Exhibits and Reports on Form 8-K ..............................  16


Signature .................................................................  17

                              AMSCAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                   June 30,      December 31,
                                                                                     2000            1999
                                                                                 ------------   -------------
                                                                                  (Unaudited)       (Note)
                                     ASSETS
Current assets:
   Cash and cash equivalents ................................................     $   1,042      $     849
   Accounts receivable, net of allowances ...................................        55,753         56,896
   Inventories, net of allowances ...........................................        65,507         59,193
   Prepaid expenses and other current assets ................................        11,813         11,802
                                                                                  ---------      ---------
         Total current assets ...............................................       134,115        128,740
Property, plant and equipment, net ..........................................        61,467         61,709
Intangible assets, net ......................................................        61,173         63,331
Other assets, net ...........................................................        10,059          9,707
                                                                                  ---------      ---------

         Total assets .......................................................     $ 266,814      $ 263,487
                                                                                  =========      =========

         LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Short-term obligations ...................................................     $   7,400      $   4,688
   Accounts payable .........................................................        18,331         18,967
   Accrued expenses .........................................................        15,660         16,332
   Income taxes payable .....................................................         4,574          2,963
   Current portion of long-term obligations .................................         4,170          3,562
                                                                                  ---------      ---------
         Total current liabilities ..........................................        50,135         46,512
Long-term obligations, excluding current portion ............................       263,232        266,891
Deferred income tax liabilities .............................................        12,586         12,001
Other .......................................................................         2,620          3,030
                                                                                  ---------      ---------
         Total liabilities ..................................................       328,573        328,434

Redeemable Common Stock .....................................................        23,910         23,582

Stockholders' deficit:
   Common Stock .............................................................          --             --
   Additional paid-in capital ...............................................           233            225
   Unamortized restricted Common Stock award, net ...........................          (379)          (405)
   Notes receivable from stockholders .......................................          (534)          (664)
   Deficit ..................................................................       (82,968)       (86,797)
   Accumulated other comprehensive loss .....................................        (2,021)          (888)
                                                                                  ---------      ---------
         Total stockholders' deficit ........................................       (85,669)       (88,529)
                                                                                  ---------      ---------

         Total liabilities, redeemable Common Stock and stockholders' deficit     $ 266,814      $ 263,487
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

                              AMSCAN HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)


                                             Three Months Ended June 30,   Six Months Ended June 30,
                                             ---------------------------   -------------------------
                                                  2000          1999           2000          1999
                                               ---------     ---------      ---------     ---------
Net sales ................................     $  78,758     $  73,203      $ 156,135     $ 149,643
Cost of sales ............................        50,560        47,131         97,676        95,251
                                               ---------     ---------      ---------     ---------
      Gross profit .......................        28,198        26,072         58,459        54,392

Operating expenses:
   Selling expenses ......................         7,040         5,743         14,056        11,697
   General and administrative expenses....         7,827         7,399         15,756        14,793
   Provision for doubtful accounts .......         3,906           709          4,373         7,121
   Art and development costs .............         2,090         2,355          4,100         4,571
                                               ---------     ---------      ---------     ---------
      Total operating expenses ...........        20,863        16,206         38,285        38,182
                                               ---------     ---------      ---------     ---------
      Income from operations .............         7,335         9,866         20,174        16,210

Interest expense, net ....................         6,583         6,604         13,173        13,038
Other expense, net .......................             4            43             73            65
                                               ---------     ---------      ---------     ---------
      Income before income taxes and
        minority interests ...............           748         3,219          6,928         3,107

Income tax expense .......................           296         1,315          2,737         1,269
Minority interests .......................             4           (25)            34            (6)
                                               ---------     ---------      ---------     ---------
      Net income .........................     $     448     $   1,929      $   4,157     $   1,844
                                               =========     =========      =========     =========




















          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                         Six Months Ended June 30, 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Unamortized
                                                               Restricted        Notes                  Accumulated
                                                 Additional      Common       Receivable                   Other
                                       Common      Paid-in    Stock Award,       from                  Comprehensive
                                       Stock       Capital         Net       Stockholders    Deficit        Loss         Total
                                      --------   ----------   ------------   ------------   ---------  -------------  ----------
Balance at December 31, 1999.......  $   --       $    225     $   (405)      $   (664)     $(86,797)    $  (888)     $(88,529)

   Net income .....................                                                            4,157                     4,157
   Net change in cumulative
      translation adjustment.......                                                                       (1,133)       (1,133)
                                                                                                                      --------
         Comprehensive income                                                                                            3,024

   Payments received on notes
      receivable and other.........                      8                         130          (328)                     (190)
   Amortization of restricted
      Common Stock award...........                                  26                                                     26
                                     --------     --------     --------       --------      --------     -------      --------

Balance at June 30, 2000...........  $   --       $    233     $   (379)      $   (534)     $(82,968)    $(2,021)     $(85,669)
                                     ========     ========     ========       ========      ========     =======      ========



























          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                             Six Months Ended June 30,
                                                                             -------------------------
                                                                                 2000         1999
                                                                               --------     --------
Cash flows from operating activities:
    Net income ............................................................    $  4,157     $  1,844
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
       Depreciation and amortization ......................................       6,942        6,575
       Amortization of deferred financing costs ...........................         436          435
       Amortization of restricted Common Stock award ......................          26           85
       Provision for doubtful accounts ....................................       4,373        7,121
       Deferred income tax (benefit) expense ..............................        (476)         164
       (Gain) loss on disposal of property and equipment ..................          (1)          72
       Changes in operating assets and liabilities:
           Increase in accounts receivable ................................      (3,584)     (15,252)
           Increase in inventories ........................................      (6,314)      (2,891)
           Decrease (increase) in prepaid expenses and other current assets       1,050         (597)
           Increase in accounts payable, accrued expenses and
             income taxes payable .........................................         324        6,167
       Other, net .........................................................        (806)      (3,893)
                                                                               --------     --------
          Net cash provided by (used in) operating activities .............       6,127         (170)

Cash flows from investing activities:

    Capital expenditures ..................................................      (5,032)      (6,234)
    Proceeds from sale of property and equipment ..........................           3          113
                                                                               --------     --------
          Net cash used in investing activities ...........................      (5,029)      (6,121)

Cash flows from financing activities:

    Proceeds from short-term obligations ..................................       2,712        6,997
    Repayment of loans, notes payable and long-term obligations ...........      (3,051)      (1,286)
    Other .................................................................         117           19
                                                                               --------     --------
          Net cash (used in) provided by financing activities .............        (222)       5,730

Effect of exchange rate changes on cash and cash equivalents ..............        (683)         210
                                                                               --------     --------
          Net increase (decrease) in cash and cash equivalents ............         193         (351)
Cash and cash equivalents at beginning of period ..........................         849        1,117
                                                                               --------     --------
Cash and cash equivalents at end of period ................................    $  1,042     $    766
                                                                               ========     ========

Supplemental Disclosures:
               Interest paid ..............................................    $ 12,735     $ 11,946
                   Income taxes paid, net of refunds ......................    $    866     $    266


Supplemental information on noncash activities:

     There were no capital lease obligations incurred during the six months ended June 30, 2000. Capital lease obligations of $651 were incurred during the six months ended June 30, 1999.

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

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The results of operations may be affected by seasonal factors such as the timing of holidays or industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the financial statements and footnotes thereto included in the Amscan Holdings' Annual Report on Form 10-K for the year ended December 31, 1999.

         In connection with the preparation of the accompanying unaudited consolidated financial statements, the Company has reclassified certain amounts in prior periods to conform to the current year presentation.

NOTE 3 - INVENTORIES

         Inventories consisted of the following (dollars in thousands):


                                                                           June 30,    December 31,
                                                                             2000          1999
                                                                           --------    ------------
             Finished goods ........................................       $ 55,149      $ 50,278
             Raw materials .........................................          7,918         6,706
             Work-in-process .......................................          4,393         4,238
                                                                           --------      --------
                                                                             67,460        61,222
             Less: reserve for slow moving and obsolete inventory...         (1,953)       (2,029)
                                                                           --------      --------
                                                                           $ 65,507      $ 59,193
                                                                           ========      ========


         Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

NOTE 4 - INCOME TAXES

         The consolidated income tax expense for the three and six months ended June 30, 2000 and 1999 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 2000 and 1999, respectively. The differences between the consolidated effective income tax rate and the U.S. Federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations.

NOTE 5 - COMPREHENSIVE (LOSS) INCOME

       Comprehensive (loss) income consisted of the following (dollars in thousands):


                                                  Three Months Ended                 Six Months Ended
                                                       June 30,                          June 30,
                                              --------------------------         ------------------------
                                                   2000        1999                    2000        1999
                                                   ----        ----                    ----        ----
          Net income .......................    $   448     $ 1,929                 $ 4,157     $ 1,844
          Net change in cumulative
            translation adjustment .........       (955)         37                  (1,133)         31
                                                 -------     -------                -------     -------
          Comprehensive (loss) income ......    $  (507)    $ 1,966                 $ 3,024     $ 1,875
                                                 =======     =======                =======     =======

         Accumulated other comprehensive loss at June 30, 2000 and December 31, 1999 consisted solely of the Company's cumulative translation adjustment.

NOTE 6 - CAPITAL STOCK

         At June 30, 2000 and December 31, 1999, the Company's authorized capital stock consisted of 5,000,000 shares of preferred stock, $0.10 par value, of which no shares were issued or outstanding, and 3,000 shares of common stock, $0.10 par value, of which 1,132.54 and 1,132.41 shares, respectively, were issued and outstanding.

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

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

       The Company's geographic area data is as follows (dollars in thousands):


                                                Domestic       Foreign     Eliminations   Consolidated
                                                --------       -------     ------------   ------------
Three Months Ended June 30, 2000
Sales to unaffiliated customers ..........      $  68,635     $  10,123                     $  78,758
Sales between geographic areas ...........          5,242                    $  (5,242)          --
                                                ---------     ---------      ---------      ---------
Net sales ................................      $  73,877     $  10,123      $  (5,242)     $  78,758
                                                =========     =========      =========      =========

Income from operations ...................      $   6,686     $     649                     $   7,335
                                                =========     =========
Interest expense, net ....................                                                      6,583
Other expense, net .......................                                                          4
                                                                                            ---------
Income before income taxes and minority
    interests ............................                                                  $     748
                                                                                            =========

Long-lived assets, net at June 30, 2000 ..      $ 125,672     $   7,027                     $ 132,699
                                                =========     =========                     =========

Three Months Ended June 30, 1999

Sales to unaffiliated customers ..........      $  63,269     $   9,934                     $  73,203
Sales between geographic areas ...........          5,630                    $  (5,630)
                                                ---------     ---------      ---------      ---------
Net sales ................................      $  68,899     $   9,934      $  (5,630)     $  73,203
                                                =========     =========      =========      =========

Income from operations ...................      $  10,096     $    (230)                    $   9,866
                                                =========     =========
Interest expense, net ....................                                                      6,604
Other expense, net .......................                                                         43
                                                                                            ---------
Income before income taxes and minority
    interests ............................                                                  $   3,219
                                                                                            =========

Long-lived assets, net at June 30, 1999 ..      $ 129,250     $   7,822                     $ 137,072
                                                =========     =========                     =========

Six Months Ended June 30, 2000

Sales to unaffiliated customers ..........      $ 135,294     $  20,841                     $ 156,135
Sales between geographic areas ...........          8,726                    $  (8,726)          --
                                                ---------     ---------      ---------      ---------
Net sales ................................      $ 144,020     $  20,841      $  (8,726)     $ 156,135
                                                =========     =========      =========      =========

Income from operations ...................      $  18,456     $   1,718                     $  20,174
                                                =========     =========
Interest expense, net ....................                                                     13,173
Other expense, net .......................                                                         73
                                                                                            ---------
Income before income taxes and minority
    interests ............................                                                  $   6,928
                                                                                            =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


                                                         Domestic       Foreign     Eliminations    Consolidated
                                                         --------       -------     ------------    ------------
Six Months Ended June 30, 1999
         Sales to unaffiliated customers .......         $ 129,803     $  19,840                     $ 149,643
         Sales between geographic areas ........            10,126           471     $ (10,597)           --
                                                         ---------     ---------     ---------       ---------
         Net sales .............................         $ 139,929     $  20,311     $ (10,597)      $ 149,643
                                                         =========     =========     =========       =========

         Income from operations ................         $  16,135     $      75                     $  16,210
                                                         =========     =========
         Interest expense, net .................                                                        13,038
         Other expense, net ....................                                                            65
                                                                                                     ---------
         Income before income taxes and minority
             interests .........................                                                     $   3,107
                                                                                                     =========


NOTE 8 - PROVISION FOR DOUBTFUL ACCOUNTS

         During the second quarter of 2000, two of the Company's customers filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. On a combined basis, these two customers accounted for approximately 4.0% and 2.6% of the Company's consolidated net sales for the three and six months ended June 30, 2000, respectively, and at June 30, 2000, the combined accounts receivable balances due to the Company from these customers totaled $3.7 million. As a result, the Company charged $3.4 million to the provision for doubtful accounts during the second quarter of 2000. The Company does not believe the potential loss of these customers will have a material adverse effect on the Company's future results of operations or its financial condition.

         During the first quarter of 1999, the Company's largest customer, Party City Corporation ("Party City"), announced that it would be in default of certain covenants of its credit facility and, as a result, the Company charged $6.0 million to the provision for doubtful accounts during the first quarter of 1999. Reflecting Party City's improved financial condition, the provision was reversed during the second half of 1999. Sales to Party City's corporate stores accounted for approximately 12.5% and 10.3% of the Company's consolidated net sales for the three and six months ended June 30, 2000, respectively. Although the Company believes its relationships with Party City and its franchisees are good, if they were to significantly reduce their volume of purchases from the Company, the Company's financial condition and results of operations could be materially adversely affected.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

RESULTS OF OPERATIONS
PERCENTAGE OF NET SALES


                                                             Three Months Ended June 30,
                                                                   2000       1999
                                                                   ----       ----
                Net sales ................................        100.0%     100.0%
                Cost of sales ............................         64.2       64.4
                                                                  -----      -----
                     Gross profit ........................         35.8       35.6
                Operating expenses:
                    Selling expenses .....................          8.9        7.8
                    General and administrative expenses             9.9       10.1
                    Provision for doubtful accounts ......          5.0        1.0
                    Art and development costs ............          2.7        3.2
                                                                  -----      -----
                        Total operating expenses .........         26.5       22.1
                                                                  -----      -----
                        Income from operations ...........          9.3       13.5
                Interest expense, net ....................          8.3        9.0
                Other expense, net .......................           --        0.1
                                                                  -----      -----
                         Income before income taxes
                            and minority interests .......          1.0        4.4
                Income tax expense .......................          0.4        1.8
                Minority interests .......................           --         --
                                                                  -----      -----
                         Net income ......................          0.6%       2.6%
                                                                  =====      =====

         Net sales of $78.8 million for the second quarter of 2000 were $5.6 million higher than net sales for the second quarter of 1999. The increase in net sales reflects increased sales of party goods and gift items to independent party goods and specialty stores, as well as increased sales of solid color tableware and gift items to superstores, partially offset by reduced sales of party goods to other distributors. Increased sales to independent party goods and specialty stores are attributable to a realignment of the Company's independent sales force begun in the first quarter of 1999.

         Gross profit for the second quarter of 2000 of 35.8% was comparable to that of the second quarter of 1999 as the incremental margin achieved as a result of increased sales was offset by a lower margin attributable to product mix.

         Selling expenses of $7.0 million for the three months ended June 30, 2000 were $1.3 million higher than those of the corresponding period in 1999 and increased to 8.9% of net sales from 7.8% of net sales. The increase in selling expenses reflects the continued development of a specialty sales force and increased marketing initiatives relating to new gift product lines.

         General and administrative expenses of $7.8 million increased by $0.4 million for the second quarter of 2000 as compared to the corresponding period in 1999, principally due to depreciation and amortization on new data processing equipment and increased expenses associated with the development of e-commerce business opportunities. As a percentage of net sales, general and administrative expenses were 9.9% for the three months ended June 30, 2000, versus 10.1% for the corresponding period of 1999.

         During the second quarter of 2000, two of the Company's customers filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. On a combined basis, these two customers accounted for approximately 4.0% of the Company's consolidated net sales for the three months ended June 30, 2000, and at June

30, 2000, the combined accounts receivable balances due to the Company from these customers totaled $3.7 million. As a result of the filings, the Company charged $3.4 million to the provision for doubtful accounts during the second quarter of 2000. The Company does not believe the potential loss of these customers will have a material adverse effect on the Company's future results of operations or its financial condition.

         Art and development costs of $2.1 million for the second quarter of 2000, decreased by $0.3 million compared to the corresponding period in 1999. The higher art and development costs for the second quarter of 1999 included certain start-up costs associated with the development of new product lines. As a percentage of net sales, art and development costs were 2.7% for the second quarter of 2000 as compared to 3.2% for the corresponding period of 1999.

         Interest expense of $6.6 million for the second quarter of 2000 was comparable to the corresponding period in 1999, and reflects a higher average interest rate on lower average borrowings as compared to 1999.

         Income taxes for the second quarter of 2000 and 1999 were based upon estimated consolidated effective income tax rates of 39.5% and 40.85% for the years ending December 31, 2000 and 1999, respectively.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

RESULTS OF OPERATIONS
PERCENTAGE OF NET SALES


                                                              Six Months Ended June 30,
                                                                   2000       1999
                                                                   ----       ----
                Net sales ................................        100.0%     100.0%
                Cost of sales ............................         62.6       63.7
                                                                  -----      -----
                     Gross profit ........................         37.4       36.3
                Operating expenses:
                   Selling expenses ......................          9.0        7.8
                   General and administrative expenses ...         10.1        9.9
                   Provision for doubtful accounts .......          2.8        4.8
                   Art and development costs .............          2.6        3.0
                                                                  -----      -----
                      Total operating expenses ...........         24.5       25.5
                                                                  -----      -----
                      Income from operations .............         12.9       10.8
                Interest expense, net ....................          8.4        8.7
                Other expense, net .......................          --         --
                                                                  -----      -----
                       Income before income taxes
                           and minority interests ........          4.5        2.1
                Income tax expense .......................          1.8        0.9
                Minority interests .......................          --         --
                                                                  -----      -----
                       Net income ........................          2.7%       1.2%
                                                                  =====      =====

         Net sales of $156.1 million for the six months ended June 30, 2000 were $6.5 million higher than net sales for the corresponding period in 1999. The increase in net sales reflects increased sales of party goods and gift items to independent party goods and specialty stores, as well as increased sales of solid color tableware and gift items to superstores, partially offset by reduced sales of party goods to other distributors. Increased sales to independent party goods and specialty stores are attributable to a realignment of the Company's independent sales force begun in the first quarter of 1999.

         Gross profit for the six months ended June 30, 2000 was 37.4% and was 1.1% higher than the corresponding period in 1999 principally as a result of the realization of the full benefit from the closing of the Company's Canadian warehouse in March 1999. Additionally, the incremental margin achieved as a result of increased sales was offset by a lower margin attributable to product mix.

         Selling expenses of $14.1 million for the six months ended June 30, 2000 were $2.4 million higher than those of the corresponding period in 1999 and increased to 9.0% of net sales from 7.8% of net sales. The increase in selling expenses reflects the continued development of a specialty sales force and increased marketing initiatives relating to new gift product lines.

         General and administrative expenses of $15.8 million increased by $1.0 million for the six months ended June 30, 2000 as compared to the corresponding period in 1999 principally due to depreciation and amortization on new data processing equipment and increased expenses associated with the development of e-commerce business opportunities. As a percentage of net sales, general and administrative expenses were 10.1% for the six months ended June 30, 2000, versus 9.9% for the corresponding period of 1999.

         During the second quarter of 2000, two of the Company's customers filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. On a combined basis, these two customers accounted for approximately 2.6% of the Company's consolidated net sales for the six months ended June 30, 2000, and at June 30, 2000, the combined accounts receivable balances due to the Company from these customers totaled $3.7 million. As a result of the filings, the Company charged $3.4 million to the provision for doubtful accounts during the second quarter of 2000. The Company does not believe the potential loss of these customers will have a material adverse effect on the Company's future results of operations or its financial condition. During the six months ended June 30, 1999, the Company's largest customer, Party City, announced that it would be in default of certain covenants of its credit facility and, as a result, the Company charged $6.0 million to the provision for doubtful accounts relating to the accounts receivable due from Party City. Reflecting Party City's improved financial condition, the provision was reversed during the second half of 1999.

         Art and development costs of $4.1 million for the six months ended June 30, 2000, decreased by $0.5 million compared to the corresponding period in 1999. The higher art and development costs for the six months ended June 30, 1999 included certain start-up costs associated with the development of new product lines. As a percentage of net sales, art and development costs were 2.6% for the first quarter of 2000 as compared to 3.0% for the corresponding period of 1999.

         Interest expense of $13.2 million for the six months ended June 30, 2000 increased by $0.1 million as compared to the corresponding period in 1999, principally as a result of a higher average interest rate, partially offset by the impact of lower average borrowings.

         Income taxes for the six months ended June 30, 2000 and 1999 were based upon estimated consolidated effective income tax rates of 39.5% and 40.85% for the years ending December 31, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company had outstanding a senior term loan of $152.0 million (the "Term Loan") provided under a bank credit agreement (the "Bank Credit Facilities"), together with senior subordinated notes of $110.0 million (the "Notes") (collectively, the "Financings"). The Term Loan matures in December 2004 and provides for amortization (in quarterly installments) of one percent of the principal amount thereof per year for the first five years and 32.3% and 62.7% of the principal amount thereof in the sixth and seventh years, respectively. The Term Loan bears interest, at the option of the Company, at the lenders' customary base rate plus 1.375% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.375% per annum. At June 30, 2000, the floating interest rate on the Term Loan was 9.06%. The Notes bear interest at a rate of 9 7/8% per annum and mature in December 2007. The Company is required to make prepayments on the Bank Credit Facilities under certain circumstances, including upon certain asset sales and issuance of debt or equity securities and based on cash flows, as defined. A prepayment of $1.3 million on the Term Loan was made by the Company during the first quarter of 2000 as required based on its cash flows.

       In addition to the Term Loan, the Bank Credit Facilities provide for revolving loan borrowings of up to $50 million (the "Revolving Credit Facility"). The Revolving Credit Facility, expiring on December 31, 2002, bears interest, at the option of the Company, at the lenders' customary base rate plus, based on certain terms, either 0.75% or 1.25% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.25% per annum. Interest on balances outstanding under the Revolving Credit Facility are subject to adjustment in the future based on the Company's performance. At June 30, 2000, the Company had borrowing capacity of approximately $37.3 million under the Revolving Credit Facility.

         At June 30, 2000, the Company had three interest rate swap contracts outstanding with a financial institution and Goldman Sachs Capital Markets, L.P. covering $123.5 million of its Term Loan at effective interest rates ranging from 7.18% to 8.80%.

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

         The Financings and the Company's credit agreements may affect the Company's ability to make future capital expenditures and potential acquisitions. However, management believes that current asset levels provide adequate capacity to support its operations for at least the next 12 months. As of June 30, 2000, the Company did not have material commitments for capital expenditures.

CASH FLOW DATA - SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         During the six months ended June 30, 2000, net cash provided by operating activities totaled $6.1 million, an increase of $6.3 million as compared to the corresponding period in 1999. Net cash flow provided by operating activities before changes in other operating assets and liabilities for the six months ended June 30, 2000 and 1999, was $15.5 million and $16.3 million, respectively. Net cash used as a result of changes in other operating assets and liabilities for the six months ended June 30, 2000 and 1999, was $9.4 million and $16.5 million, respectively.

         Net cash used in investing activities during the six months ended June 30, 2000 of $5.0 million decreased by $1.1 million from the same period in 1999 primarily due to the investment in new data processing equipment during 1999.

         During the six months ended June 30, 2000, net cash used in financing activities was $0.2 million and primarily consisted of the repayment of a portion of the Term Loan, including the $1.3 million prepayment noted above, and repayment of other long-term obligations, partially offset by the proceeds from short-term working capital borrowings. During the comparable period in 1999, net cash provided by financing activities of $5.7 million principally consisted of the proceeds from short-term working capital borrowings, partially offset by the scheduled maturity of the Term Loan and the repayment of other long-term obligations.

LEGAL PROCEEDINGS

         The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

         Pronouncements issued by the Financial Accounting Standards Board or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's earnings are affected by changes in interest rates as a result of its issuance of variable rate indebtedness. However, the Company utilizes interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for the Company's variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended June 30, 2000 and 1999, the Company's interest expense, after considering the effects of its interest rate swap agreements, would have increased, and income before income taxes would have decreased, by $0.2 million and $0.4 million, respectively. If market interest rates for the Company's variable rate indebtedness averaged 2% more than the interest rate actually paid for the six months ended June 30, 2000 and 1999, the Company's interest expense, after considering the effects of its interest rate swap agreements, would have increased, and income before income taxes would have decreased, by $0.4 million and $0.8 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment balances, and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

         The Company's earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in foreign markets. Foreign currency forward contracts are used periodically to hedge against the earnings effects of such fluctuations. A uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's foreign sales are denominated would have resulted in a decrease in gross profit of $0.3 million and $0.2 million for the three months ended June 30, 2000 and 1999, respectively. A uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's foreign sales are denominated would have resulted in a decrease in gross profit of $0.7 million and $0.5 million for the six months ended June 30, 2000 and 1999, respectively. These calculations assume that each exchange rates would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

                                     Part II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          a)   Not applicable.

          b)   Not applicable.

          c) In April 2000, the Company issued 0.132 shares of Common Stock to a former employee upon exercise of a stock option for $8,000 in cash. No underwriting discounts or commissions were paid in connection with such sale. This share was part of an offering to a limited number of accredited investors and employees of the Company. Such sale was exempt under Section 4 (2) of the Securities Act of 1933.

          d)   Not applicable.


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

                                                AMSCAN HOLDINGS, INC.


                                                By: /s/ Michael A. Correale
                                                    ---------------------------
                                                    Michael A. Correale
                                                    Controller
                                                    (on behalf of the registrant
Date: August 11, 2000                               and as principal accounting
      ---------------                               officer)