Form 10-Q
period 2000-09-30
AMSCAN HOLDINGS INC
filed 2000-11-14
CIK 1024729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

F O R M 10 - Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 000-21827

AMSCAN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3911462
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification
or organization)	Number)

80 Grasslands Road
Elmsford, New York	10523
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(914) 345-2020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes    X           No

As of November 10, 2000, 1,132.54 shares of Registrants’ Common Stock, par value $0.10, were outstanding.

AMSCAN HOLDINGS, INC.
FORM 10-Q

September 30, 2000

Table of Contents

                                   Part I                                    Page

Item 1     Financial Statements (Unaudited)

           Consolidated Balance Sheets at September 30, 2000
           and December 31, 1999...........................................    3

           Consolidated Statements of Income for the Three and
           Nine Months Ended September 30, 2000 and 1999...................    4

           Consolidated Statement of Stockholders' Deficit for
           the Nine Months Ended September 30, 2000........................    5

           Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 2000 and 1999........................    6

           Notes to Consolidated Financial Statements......................    7

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................   12

Item 3     Quantitative and Qualitative Disclosures About Market Risk .....   17

                                     Part II

Item 6     Exhibits and Reports on Form 8-K................................   18

Signature  ................................................................   19

AMSCAN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                                                  September 30,     December 31,
                                                                                      2000              1999
                                                                                   -----------      ------------
                                                                                   (Unaudited)         (Note)

                                                        ASSETS
Current assets:
   Cash and cash equivalents ................................................       $     756        $     849
   Accounts receivable, net of allowances ...................................          65,255           56,896
   Inventories, net of allowances ...........................................          67,365           59,193
   Prepaid expenses and other current assets ................................          10,117           11,802
                                                                                    ---------        ---------
         Total current assets ...............................................         143,493          128,740
Property, plant and equipment, net ..........................................          62,392           61,709
Intangible assets, net ......................................................          60,220           63,331
Other assets, net ...........................................................           8,803            9,707
                                                                                    ---------        ---------

         Total assets .......................................................       $ 274,908        $ 263,487
                                                                                    =========        =========

                            LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Short-term obligations ...................................................       $  10,354        $   4,688
   Accounts payable .........................................................          19,546           18,967
   Accrued expenses .........................................................          18,908           16,332
   Income taxes payable .....................................................           3,281            2,963
   Current portion of long-term obligations .................................           3,987            3,562
                                                                                    ---------        ---------
         Total current liabilities ..........................................          56,076           46,512
Long-term obligations, excluding current portion ............................         262,488          266,891
Deferred income tax liabilities .............................................          12,861           12,001
Other .......................................................................           2,476            3,030
                                                                                    ---------        ---------
         Total liabilities ..................................................         333,901          328,434

Redeemable Common Stock .....................................................          28,721           23,582

Stockholders' deficit:
   Common Stock .............................................................            --               --
   Additional paid-in capital ...............................................             233              225
   Unamortized restricted Common Stock award, net ...........................            (367)            (405)
   Notes receivable from stockholders .......................................            (524)            (664)
   Deficit ..................................................................         (84,770)         (86,797)
   Accumulated other comprehensive loss .....................................          (2,286)            (888)
                                                                                    ---------        ---------
         Total stockholders' deficit ........................................         (87,714)         (88,529)
                                                                                    ---------        ---------

         Total liabilities, redeemable Common Stock and stockholders' deficit       $ 274,908        $ 263,487
                                                                                    =========        =========
Note: The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands)
(Unaudited)

                                                         Three Months Ended           Nine Months Ended
                                                            September 30,               September 30,
                                                      -----------------------      -----------------------
                                                         2000          1999          2000          1999
                                                      ---------     ---------      ---------     ---------

Net sales .......................................     $  83,365     $  74,853      $ 239,500     $ 224,496
Cost of sales ...................................        53,022        47,648        150,698       142,899
                                                      ---------     ---------      ---------     ---------
         Gross profit ...........................        30,343        27,205         88,802        81,597

Operating expenses:
   Selling expenses .............................         7,981         6,321         22,037        18,018
   General and administrative expenses ..........         7,914         7,886         23,670        22,679
   Provision for (reduction of) doubtful accounts           444          (858)         4,817         6,263
   Art and development costs ....................         2,329         2,055          6,429         6,626
                                                      ---------     ---------      ---------     ---------
      Total operating expenses ..................        18,668        15,404         56,953        53,586
                                                      ---------     ---------      ---------     ---------
         Income from operations .................        11,675        11,801         31,849        28,011

Interest expense, net ...........................         6,595         6,637         19,768        19,675
Other expense (income), net .....................            85           (78)           158           (13)
                                                      ---------     ---------      ---------     ---------
         Income before income taxes and
             minority interests .................         4,995         5,242         11,923         8,349

Income tax expense ..............................         1,973         2,142          4,710         3,411
Minority interests ..............................            13            10             47             4
                                                      ---------     ---------      ---------     ---------
         Net income .............................     $   3,009     $   3,090      $   7,166     $   4,934
                                                      =========     =========      =========     =========

See accompanying notes to consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
Nine Months Ended September 30, 2000
(Dollars in thousands)
(Unaudited)

                                                            Restricted       Notes                    Accumulated
                                               Additional     Common       Receivable                     Other
                                    Common      Paid-in     Stock Award,      from                    Comprehensive
                                     Stock      Capital         Net       Stockholders    Deficit         Loss         Total
                                   --------     --------    -----------   ------------    -------     -------------    -----

Balance at December 31, 1999 .     $   --       $    225     $   (405)     $   (664)     $(86,797)     $   (888)     $(88,529)

   Net income ................         --           --           --            --           7,166          --           7,166
   Net change in cumulative
      translation adjustment .         --           --           --            --            --          (1,398)       (1,398)
                                                                                                                     --------
         Comprehensive income          --           --           --            --            --            --           5,768

   Accretion in Redeemable
      Common Stock and other .         --              8         --            --          (5,139)         --          (5,131)
   Payments received on notes
      receivable .............         --           --           --             140          --            --             140
   Amortization of restricted
      Common Stock award .....         --           --             38          --            --            --              38
                                   --------     --------     --------      --------      --------      --------      --------

Balance at September 30, 2000      $   --       $    233     $   (367)     $   (524)     $(84,770)     $ (2,286)     $(87,714)
                                   ========     ========     ========      ========      ========      ========      ========

See accompanying notes to consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                               Nine Months Ended September 30,
                                                                               -------------------------------
                                                                                    2000            1999
                                                                               -------------   ---------------
Cash flows from operating activities:
    Net income ............................................................       $  7,166        $  4,934
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ......................................         10,328           9,888
       Amortization of deferred financing costs ...........................            652             653
       Amortization of restricted Common Stock award ......................             38             128
       Provision for doubtful accounts ....................................          4,817           6,263
       Deferred income tax expense ........................................          1,051           1,845
       (Gain) loss on disposal of property and equipment ..................             (5)             69
       Changes in operating assets and liabilities:
           Increase in accounts receivable ................................        (13,513)        (18,244)
           Increase in inventories ........................................         (8,172)         (7,611)
           Decrease (increase) in prepaid expenses and other current assets          1,305          (1,050)
           Increase in accounts payable, accrued expenses and
             income taxes payable .........................................          3,494          12,120
       Other, net .........................................................             60          (2,972)
                                                                                  --------        --------
          Net cash provided by operating activities .......................          7,221           6,023

Cash flows from investing activities:
    Capital expenditures ..................................................         (8,282)         (9,068)
    Proceeds from sale of property and equipment ..........................             17             172
                                                                                  --------        --------
          Net cash used in investing activities ...........................         (8,265)         (8,896)

Cash flows from financing activities:
    Proceeds from short-term obligations ..................................          5,666           4,695
    Repayment of loans, notes payable and long-term obligations ...........         (3,978)         (2,935)
    Other .................................................................            127              39
                                                                                  --------        --------
          Net cash provided by financing activities .......................          1,815           1,799

Effect of exchange rate changes on cash and cash equivalents ..............           (864)            515
                                                                                  --------        --------
          Net decrease in cash and cash equivalents .......................            (93)           (559)
Cash and cash equivalents at beginning of period ..........................            849           1,117
                                                                                  --------        --------
Cash and cash equivalents at end of period ................................       $    756        $    558
                                                                                  ========        ========

Supplemental Disclosures:
               Interest paid ..............................................       $ 16,580        $ 15,748
               Income taxes paid, net of refunds ..........................       $  3,244        $    502

Supplemental information on noncash activities:

        There were no capital lease obligations incurred during the nine months ended September 30, 2000. Capital lease obligations of $651 were incurred during the nine months ended September 30, 1999.

See accompanying notes to consolidated financial statements.

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Organization and Description of Business

              Amscan Holdings, Inc. (“Amscan Holdings” and, together with its subsidiaries, “AHI” or the “Company”) was incorporated on October 3, 1996 for the purpose of becoming the holding company for Amscan Inc. and certain affiliated entities. AHI designs, manufactures, contracts for manufacture and distributes party and novelty goods and gifts principally in North America, South America, Europe, Asia and Australia.

Note 2 - Basis of Presentation

              The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The results of operations may be affected by seasonal factors such as the timing of holidays or industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in the Amscan Holdings’ Annual Report on Form 10-K for the year ended December 31, 1999.

              In connection with the preparation of the accompanying unaudited consolidated financial statements, the Company has reclassified certain amounts in prior periods to conform to the current year presentation.

Note 3 - Inventories

              Inventories consisted of the following (dollars in thousands):

                                                               September 30,    December 31,
                                                                   2000            1999
                                                               -------------    ------------

 Finished goods ..........................................       $ 57,494        $ 50,278
 Raw materials ...........................................          7,861           6,706
 Work-in-process .........................................          4,334           4,238
                                                                 --------        --------
                                                                   69,689          61,222
 Less: reserve for slow moving and obsolete inventory.....         (2,324)         (2,029)
                                                                 --------        --------
                                                                 $ 67,365        $ 59,193
                                                                 ========        ========

              Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market.

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 4 - Income Taxes

              The consolidated income tax expense for the three and nine months ended September 30, 2000 and 1999 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2000 and 1999, respectively. The differences between the consolidated effective income tax rate and the U.S. Federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations.

Note 5 - Comprehensive Income

              Comprehensive income consisted of the following (dollars in thousands):

                                       Three Months Ended       Nine Months Ended
                                          September 30,            September 30,
                                      --------------------     --------------------
                                        2000        1999         2000         1999
                                      -------      -------     -------      -------

         Net income .............     $ 3,009      $ 3,090     $ 7,166      $ 4,934
         Net change in cumulative
           translation adjustment        (265)         428      (1,398)         459
                                      -------      -------     -------      -------
         Comprehensive income ...     $ 2,744      $ 3,518     $ 5,768      $ 5,393
                                      =======      =======     =======      =======

              Accumulated other comprehensive loss at September 30, 2000 and December 31, 1999 consisted solely of the Company’s cumulative translation adjustment.

Note 6 - Capital Stock

              At September 30, 2000 and December 31, 1999, the Company’s authorized capital stock consisted of 5,000,000 shares of preferred stock, $0.10 par value, of which no shares were issued or outstanding, and 3,000 shares of common stock, $0.10 par value, of which 1,132.54 and 1,132.41 shares, respectively, were issued and outstanding.

Note 7 - Segment Information

Industry Segments
              The Company principally operates in one operating segment which involves the design, manufacture, contract for manufacture and distribution of party and novelty goods and gifts.

Geographic Segments
              The Company’s export sales, other than those intercompany sales reported below as sales between geographic areas, are not material. Sales between geographic areas primarily consist of sales of finished goods for distribution in foreign markets. No single foreign operation is significant to the Company’s consolidated operations. Sales between geographic areas are made at cost plus a share of operating profit.

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

     The Company's geographic area data is as follows (dollars in thousands):

                                                    Domestic         Foreign        Eliminations    Contolidated
                                                    --------         -------        ------------    ------------
Three Months Ended September 30, 2000
Sales to unaffiliated customers ............       $  71,701        $  11,664                         $  83,365
Sales between geographic areas .............           5,504                         $  (5,504)            --
                                                   ---------        ---------        ---------        ---------
Net sales ..................................       $  77,205        $  11,664        $  (5,504)       $  83,365
                                                   =========        =========        =========        =========

Income from operations .....................       $  10,308        $   1,367                         $  11,675
                                                   =========        =========
Interest expense, net ......................                                                              6,595
Other expense, net .........................                                                                 85
                                                                                                      ---------
Income before income taxes and minority
        interests ..........................                                                          $   4,995
                                                                                                      =========

Long-lived assets, net at September 30, 2000       $ 124,558        $   6,857                         $ 131,415
                                                   =========        =========                         =========

Three Months Ended September 30, 1999
Sales to unaffiliated customers ............       $  61,548        $  13,305                         $  74,853
Sales between geographic areas .............           6,336                         $  (6,336)
                                                   ---------        ---------        ---------        ---------
Net sales ..................................       $  67,884        $  13,305        $  (6,336)       $  74,853
                                                   =========        =========        =========        =========

Income from operations .....................       $   9,876        $   1,925                         $  11,801
                                                   =========        =========
Interest expense, net ......................                                                              6,637
Other income, net ..........................                                                                (78)
                                                                                                      ---------
Income before income taxes and minority
        interests ..........................                                                          $   5,242
                                                                                                      =========

Long-lived assets, net at September 30, 1999       $ 128,309        $   7,940                         $ 136,249
                                                   =========        =========                         =========

Nine Months Ended September 30, 2000
Sales to unaffiliated customers ............       $ 206,995        $  32,505                         $ 239,500
Sales between geographic areas .............          14,230                         $ (14,230)            --
                                                   ---------        ---------        ---------        ---------
Net sales ..................................       $ 221,225        $  32,505        $ (14,230)       $ 239,500
                                                   =========        =========        =========        =========

Income from operations .....................       $  28,764        $   3,085                         $  31,849
                                                   =========        =========
Interest expense, net ......................                                                             19,768
Other expense, net .........................                                                                158
                                                                                                      ---------
Income before income taxes and minority
        interests ..........................                                                          $  11,923
                                                                                                      =========

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

                                                 Domestic         Foreign      Eliminations     Contolidated
                                                 --------         -------      ------------     ------------
Nine Months Ended September 30, 1999
Sales to unaffiliated customers .........       $ 191,351        $  33,145                        $ 224,496
Sales between geographic areas...........          16,462             --         $ (16,462)            --
                                                ---------        ---------       ---------        ---------
Net sales ...............................       $ 207,813        $  33,145       $ (16,462)       $ 224,496
                                                =========        =========       =========        =========

Income from operations ..................       $  26,011        $   2,000                        $  28,011
                                                =========        =========
Interest expense, net ...................                                                            19,675
Other income, net .......................                                                               (13)
                                                                                                  ---------
Income before income taxes and minority
        interests .......................                                                         $   8,349
                                                                                                  =========

Note 8 - Provision for (Reduction of) Doubtful Accounts

              During the second quarter of 2000, two of the Company’s customers filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. As a result, the Company charged $3.4 million to the provision for doubtful accounts during the second quarter of 2000 which substantially represented the combined accounts receivable balances due to the Company from these customers. On a combined basis, these two customers accounted for approximately 0.6% and 1.9% of the Company’s consolidated net sales for the three and nine months ended September 30, 2000, respectively. The Company does not believe the potential loss of these customers will have a material adverse effect on the Company’s future results of operations or its financial condition.

              During the first quarter of 1999, the Company’s largest customer, Party City Corporation (“Party City”), announced that it would be in default of certain covenants of its credit facility and, as a result, the Company charged $6.0 million to the provision for doubtful accounts during the first quarter of 1999. As a result of the subsequent improvement in Party City’s financial condition, the provision was decreased by $1.9 million during the third quarter of 1999, partially offset by a $1.0 million provision for other doubtful accounts. The remainder of the provision of $4.1 million was reversed during the fourth quarter of 1999. Sales to Party City’s corporate stores accounted for approximately 16.5% and 13.7% of the Company’s consolidated net sales for the three and nine months ended September 30, 2000, respectively. Although the Company believes its relationships with Party City and its franchisees are good, if they were to significantly reduce their volume of purchases from the Company, the Company’s financial condition and future results of operations could be materially adversely affected.

Note 9 - Legal Proceedings

              The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 10 –Subsequent Event

              In October of 2000, the Company purchased property for the construction of a new domestic distribution facility for $4.9 million. The purchase was financed by borrowings under the Company’s revolving credit facility. The Company also entered into a contract for the design and construction of the new distribution facility with an estimated cost, excluding capitalized interest, of $22.1 million. The Company intends to permanently finance both the purchase of property and the construction of the facility using additional contributed capital of $6 million, long term borrowings totaling $20 million and working capital of $1.0 million. The Company has obtained firm commitments totaling $20 million for the permanent financings from both the New York Job Development Authority and a financial institution. The Company has amended and restated its credit agreements to provide for, among other things, the additional borrowings and future capital expenditures for the construction of the new domestic distribution facility.

Note 11 – Recently Issued Accounting Standards

              In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” amended by SFAS 137 and 138, which establish standards for derivative instruments and hedging activities. They provide a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. These statements require all derivatives to be recognized on the balance sheet at fair value and establish standards for the recognition of changes in such fair value. These statements are effective for fiscal years beginning after June 15, 2000. The Company expects to adopt these statements effective January 1, 2001. Because of the Company’s limited use of derivatives, management does not anticipate the adoption of these statements will have a significant effect on earnings or the financial position of the Company.

              In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 summarizes certain of the SEC staff views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. SAB 101 is effective beginning in the fourth quarter of 2000. The Company does not expect the adoption of SAB 101 to have a material impact on its results of operations or financial position.

Item 2 .  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Results of OperationsPercentage
of Net Sales

                                                  Three Months Ended September 30,
                                                         2000         1999
                                                         -----        -----
 Net sales .......................................       100.0%       100.0%
 Cost of sales ...................................        63.6         63.7
                                                         -----        -----
      Gross profit ...............................        36.4         36.3
 Operating expenses:
     Selling expenses ............................         9.6          8.4
     General and administrative expenses .........         9.5         10.5
     Provision for (reduction of) doubtful
           accounts ..............................         0.5         (1.1)
     Art and development costs ...................         2.8          2.7
                                                         -----        -----
         Total operating expenses ................        22.4         20.5
                                                         -----        -----
         Income from operations ..................        14.0         15.8
 Interest expense, net ...........................         7.9          8.9
 Other expense (income), net .....................         0.1         (0.1)
                                                         -----        -----
          Income before income taxes
             and minority interests...............         6.0          7.0
 Income tax expense ..............................         2.4          2.9
 Minority interests ..............................          --           --
                                                         -----        -----
          Net income .............................         3.6%         4.1%
                                                         =====        =====

              Net sales of $83.4 million for the third quarter of 2000 were $8.5 million higher than net sales for the third quarter of 1999. The increase in net sales reflects increased sales of party goods and gift items to independent party goods and specialty stores, as well as increased sales of solid color tableware and gift items to superstores, partially offset by decreased sales to international customers. Increased sales to independent party goods and specialty stores are attributable to a realignment of the Company’s independent sales force begun in the first quarter of 1999.

              Gross profit for the third quarter of 2000 of 36.4% was comparable to the corresponding period in 1999 as incremental margin achieved as a result of increased sales was offset by lower margins attributable to product mix.

              Selling expenses of $8.0 million for the three months ended September 30, 2000 were $1.7 million higher than those of the corresponding period in 1999 and increased to 9.6% of net sales from 8.4% of net sales. The increase in selling expenses reflects the continued development of a specialty sales force and increased marketing initiatives relating to new gift product lines.

              General and administrative expenses for the three months ended September 30, 2000 of $7.9 million was comparable to that of the third quarter of 1999 but declined as a percent of sales by 1.0% to 9.5% due to the increased sales volume.

              Provision for doubtful accounts for the third quarter of 2000 was $0.4 million. During the first quarter of 1999, the Company’s largest customer, Party City, announced that it would be in default of certain covenants of its credit facility and, as a result, the Company charged $6.0 million to the provision for doubtful accounts during the first quarter of 1999. As a result of the subsequent improvement in Party City’s financial condition, the provision was decreased by $1.9 million during the third quarter of 1999, partially offset by a $1.0 million provision for other doubtful accounts. The remainder of the provision of $4.1 million was reversed during the fourth quarter of 1999.

              Art and development costs of $2.3 million for the third quarter of 2000, increased by $0.2 million compared to the corresponding period in 1999 due to the Company’s continued commitment to product quality and design. As a percentage of net sales, art and development costs were 2.8% for the third quarter of 2000 as compared to 2.7% for the corresponding period of 1999.

              Interest expense of $6.6 million for the third quarter of 2000 was comparable to the corresponding period in 1999, and reflects a higher average interest rate on lower average borrowings as compared to 1999.

              Income taxes for the third quarter of 2000 and 1999 were based upon estimated consolidated effective income tax rates of 39.5% and 40.85% for the years ending December 31, 2000 and 1999, respectively.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Results of Operations
Percentage of Net Sales

                                                       Nine Months Ended September 30,
                                                             2000         1999
                                                            -----        -----
Net sales ...........................................       100.0%       100.0%
Cost of sales .......................................        62.9         63.7
                                                            -----        -----
     Gross profit ...................................        37.1         36.3
Operating expenses:
   Selling expenses .................................         9.2          8.0
   General and administrative expenses...............         9.9         10.1
   Provision for doubtful accounts ..................         2.0          2.8
   Art and development costs ........................         2.7          2.9
                                                            -----        -----
      Total operating expenses ......................        23.8         23.8
                                                            -----        -----
      Income from operations ........................        13.3         12.5
Interest expense, net ...............................         8.2          8.8
Other expense, net ..................................         0.1           --
                                                            -----        -----
       Income before income taxes
           and minority interests ...................         5.0          3.7
Income tax expense ..................................         2.0          1.5
Minority interests ..................................          --           --
                                                            -----        -----
       Net income ...................................         3.0%         2.2%
                                                            =====        =====

              Net sales of $239.5 million for the nine months ended September 30, 2000 were $15.0 million higher than net sales for the corresponding period in 1999. The increase in net sales reflects increased sales of party goods and gift items to independent party goods and specialty stores, as well as increased sales of solid color tableware and gift items to superstores, partially offset by both reduced sales of party goods to other distributors and international customers. Increased sales to independent party goods and specialty stores are attributable to a realignment of the Company’s independent sales force begun in the first quarter of 1999.

              Gross profit for the nine months ended September 30, 2000 was 37.1% and was 0.8% higher than the corresponding period in 1999 principally as a result of both the realization of the full benefit from the closing of the Company’s Canadian warehouse during the first quarter of 1999 and incremental margins achieved as a result of higher sales partially offset by lower margins attributable to product mix.

              Selling expenses of $22.0 million for the nine months ended September 30, 2000 were $4.0 million higher than those of the corresponding period in 1999 and increased to 9.2% of net sales from 8.0% of net sales. The increase in selling expenses reflects the continued development of a specialty sales force and increased marketing initiatives relating to new gift product lines.

              General and administrative expenses of $23.7 million increased by $1.0 million for the nine months ended September 30, 2000 as compared to the corresponding period in 1999 principally due to depreciation and amortization on new data processing equipment and increased expenses associated with the development of e-commerce business opportunities. As a percentage of net sales, general and administrative expenses declined by 0.2% to 9.9% for the nine months ended September 30, 2000 as compared to the corresponding period of 1999 primarily due to increased sales partially offset by higher expenses.

              Provision for doubtful accounts for the nine months ended September 30, 2000 was $4.8 million. During the second quarter of 2000, two of the Company’s customers filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. As a result of the filings, the Company charged $3.4 million to the provision for doubtful accounts during the second quarter of 2000 which substantially represented the combined accounts receivable balances due to the Company from these customers. On a combined basis, these two customers accounted for approximately 1.9% of the Company’s consolidated net sales for the nine months ended September 30, 2000. The Company does not believe the potential loss of these customers will have a material adverse effect on the Company’s future results of operations or its financial condition. During the first quarter of 1999, the Company’s largest customer, Party City, announced that it would be in default of certain covenants of its credit facility and, as a result, the Company charged $6.0 million to the provision for doubtful accounts during the first quarter of 1999. As a result of the subsequent improvement in Party City’s financial condition, the provision was decreased by $1.9 million during the third quarter of 1999, partially offset by a $1.0 million provision for other doubtful accounts. The remainder of the provision of $4.1 million was reversed during the fourth quarter of 1999.

              Art and development costs of $6.4 million for the nine months ended September 30, 2000, decreased by $0.2 million compared to the corresponding period in 1999. The higher art and development costs for the nine months ended September 30, 1999 included certain start-up costs associated with the development of new product lines. As a percentage of net sales, art and development costs were 2.7% for the nine months ended September 30, 2000 as compared to 2.9% for the corresponding period of 1999.

              Interest expense of $19.8 million for the nine months ended September 30, 2000 increased by $0.1 million as compared to the corresponding period in 1999, principally as a result of a higher average interest rate, partially offset by the impact of lower average borrowings.

              Income taxes for the nine months ended September 30, 2000 and 1999 were based upon estimated consolidated effective income tax rates of 39.5% and 40.85% for the years ending December 31, 2000 and 1999, respectively.

Liquidity and Capital Resources

              At September 30, 2000, the Company had outstanding a senior term loan of $151.6 million (the “Term Loan”) provided under a bank credit agreement (the “Bank Credit Facilities”), together with senior subordinated notes of $110.0 million (the “ Notes”) (collectively, the “ Financings”). The Term Loan matures in December 2004 and provides for amortization (in quarterly installments) of one percent of the principal amount thereof per year for the first five years and 32.3% and 62.7% of the principal amount thereof in the sixth and seventh years, respectively. The Term Loan bears interest, at the option of the Company, at the lenders’ customary base rate plus 1.625% per annum or at the lenders’ customary reserve adjusted Eurodollar rate plus 2.625% per annum. At September 30, 2000, the floating interest rate on the Term Loan was 9.09%. The Notes bear interest at a rate of 9 7/8% per annum and mature in December 2007. The Company is required to make prepayments on the Bank Credit Facilities under certain circumstances, including upon certain asset sales and issuance of debt or equity securities and based on cash flows, as defined. A prepayment of $1.3 million on the Term Loan was made by the Company during the first quarter of 2000 as required based on its cash flows.

              In addition to the Term Loan, the Bank Credit Facilities provide for revolving loan borrowings of up to $50 million (the “Revolving Credit Facility”). The Revolving Credit Facility, expiring on December 31, 2002, bears interest, at the option of the Company, at the lenders’ customary base rate plus, based on certain terms, a range of 1.00% to 1.50% per annum or at the lenders’ customary reserve adjusted Eurodollar rate plus, based on certain terms, a range of 2.00 % to 2.50% per annum. Interest on balances outstanding under the Revolving Credit Facility are subject to adjustment in the future based on the Company’s performance. At September 30, 2000, the Company had borrowing capacity of approximately $34.8 million under the Revolving Credit Facility.

              At September 30, 2000, the Company had three interest rate swap contracts outstanding with a financial institution and Goldman Sachs Capital Markets, L.P. covering $123.5 million of its Term Loan at effective interest rates ranging from 7.18% to 8.80%.

              In October of 2000, the Company purchased property for the construction of a new domestic distribution facility for $4.9 million. The purchase was financed by borrowings under the Company’s revolving credit facility. The Company also entered into a contract for the design and construction of the new distribution facility with an estimated cost, excluding capitalized interest, of $22.1 million. The Company intends to permanently finance both the purchase of property and the construction of the facility using additional contributed capital of $6 million, long term borrowings totaling $20 million and working capital of $1.0 million. The Company has obtained firm commitments totaling $20 million for the permanent financings from both the New York Job Development Authority and a financial institution. The Company has amended and restated its credit agreements to provide for, among other things, the additional borrowings and future capital expenditures for the construction of the new domestic distribution facility.

              Based upon the current level of operations and anticipated growth, the Company anticipates that its operating cash flow, together with available borrowings under the Revolving Credit Facility, will be adequate to meet its anticipated future requirements for working capital and operating expenses and to service its debt requirements as they become due. However, the Company’s ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness and to satisfy its other obligations will depend upon its future performance, which, to a certain extent, will be subject to general economic, financial, competitive, business and other factors beyond its control.

              The Financings and the Company’s credit agreements may affect the Company’s ability to make future capital expenditures and potential acquisitions. However, management believes that current asset levels provide adequate capacity to support its operations for at least the next 12 months. As of September 30, 2000, the Company did not have material commitments for capital expenditures other than for the construction of a new domestic distribution facility and the purchase of the related property.

Cash Flow Data – Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

              During the nine months ended September 30, 2000, net cash provided by operating activities totaled $7.2 million, an increase of $1.2 million as compared to the corresponding period in 1999. Net cash flow provided by operating activities before changes in other operating assets and liabilities for the nine months ended September 30, 2000 and 1999, was $24.0 million and $23.8 million, respectively. Net cash used as a result of changes in other operating assets and liabilities for the nine months ended September 30, 2000 and 1999, was $16.8 million and $17.8 million, respectively.

              Net cash used in investing activities during the nine months ended September 30, 2000 of $8.3 million decreased by $0.6 million from the same period in 1999 primarily due to the purchase of new data processing equipment during 1999.

              During the nine months ended September 30, 2000, net cash provided by financing activities was $1.8 million and primarily consisted of proceeds from short-term working capital borrowings, partially offset by the repayment of a portion of the Term Loan, including the $1.3 million prepayment noted above, and repayment of other long-term obligations. During the comparable period in 1999, net cash provided by financing activities of $1.8 million principally consisted of the proceeds from short-term working capital borrowings, partially offset by the scheduled maturity of the Term Loan and the repayment of other long-term obligations.

Legal Proceedings

              The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.

Recently Issued Accounting Standards

              In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” amended by SFAS 137 and 138, which establish standards for derivative instruments and hedging activities. They provide a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. These statements require all derivatives to be recognized on the balance sheet at fair value and establish standards for the recognition of changes in such fair value. These statements are effective for fiscal years beginning after June 15, 2000. The Company expects to adopt these statements effective January 1, 2001. Because of the Company’s limited use of derivatives, management does not anticipate the adoption of these statements will have a significant effect on earnings or the financial position of the Company.

              In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 summarizes certain of the SEC staff views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. SAB 101 is effective beginning in the fourth quarter of 2000. The Company does not expect the adoption of SAB 101 to have a material impact on its results of operations or financial position.

              Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.

“Safe Harbor” Statement under Private Securities Litigation Reform Act of 1995

              This report includes “forward-looking statements” within the meaning of various provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, including any changes to operations, goals, expansion and growth of the Company’s business and operations, plans, references to future success and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. Actual results may differ materially from those discussed. Whether actual results and developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to (1) the concentration of sales by the Company to party goods superstores where the reduction of purchases by a small number of customers could materially reduce the Company’s sales and profitability, (2) the concentration of the Company’s credit risk in party goods superstores, several of which are privately held and have expanded rapidly in recent years, (3) the failure by the Company to anticipate changes in tastes and preferences of party goods retailers and consumers, (4) introduction of new product lines by the Company, (5) the introduction of new products by the Company’s competitors, (6) the inability of the Company to increase prices to recover fully future increases in raw material prices, especially increases in paper prices, (7) the loss of key employees, (8) changes in general business conditions, (9) other factors which might be described from time to time in the Company’s filings with the Commission, and (10) other factors which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and the actual results or developments anticipated by the Company may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company or its business or operations. Although the Company believes that it has the product offerings and resources needed for continued growth in revenues and margins, future revenue and margin trends cannot be reliably predicted. Changes in such trends may cause the Company to adjust its operations in the future. Because of the foregoing and other factors, recent trends should not be considered reliable indicators of future financial results. In addition, the highly leveraged nature of the Company may impair its ability to finance its future operations and capital needs and its flexibility to respond to changing business and economic conditions and business opportunities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

              The Company’s earnings are affected by changes in interest rates as a result of its issuance of variable rate indebtedness. However, the Company utilizes interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for the Company’s variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended September 30, 2000 and 1999, the Company’s interest expense, after considering the effects of its interest rate swap agreements, would have increased, and income before income taxes and minority interests would have decreased, by $0.2 million and $0.4 million, respectively. If market interest rates for the Company’s variable rate indebtedness averaged 2% more than the interest rate actually paid for the nine months ended September 30, 2000 and 1999, the Company’s interest expense, after considering the effects of its interest rate swap agreements, would have increased, and income before income taxes and minority interests would have decreased, by $0.6 million and $1.1 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s borrowing cost, short-term investment balances, and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

              The Company’s earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in foreign markets. Foreign currency forward contracts are used periodically to hedge against the earnings effects of such fluctuations. A uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s foreign sales are denominated would have resulted in a decrease in gross profit of $0.4 million and $0.6 million for the three months ended September 30, 2000 and 1999, respectively. A uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s foreign sales are denominated would have resulted in a decrease in gross profit of $1.2 million and $1.1 million for the nine months ended September 30, 2000 and 1999, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Part II

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

4(a)	Second Amendment and Limited Waiver to Amended and Restated Revolving Loan Credit Agreement, dated as of September 19, 2000, by and among the Registrant, the financial institutions parties thereto, Goldman, Sachs Credit Partners L.P., as arranger and syndication agent, and Fleet National Bank, as administrative agent.

4(b)	First Amendment and Limited Waiver to Amended and Restated AXEL Credit Agreement, dated as of September 19, 2000, by and among the Registrant, the financial institutions parties thereto, Goldman, Sachs Credit Partners L.P., as arranger and syndication agent, and Fleet National Bank, as administrative agent.

10	Agreement dated as of September 14, 2000 between Amscan, Inc. and CLAYCO Construction Company, Inc.

27	Financial Data Schedule

(b)	Reports on Form 8 - K

None.

SIGNATURE

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSCAN HOLDINGS, INC.

By:	/s/ Michael A. Correale
Date: November 14, 2000	Michael A. Correale Controller (on behalf of the registrant and as principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

4(a)	Second Amendment and Limited Waiver to Amended and Restated Revolving Loan Credit Agreement, dated as of September 19, 2000, by and among the Registrant, the financial institutions parties thereto, Goldman, Sachs Credit Partners L.P., as arranger and syndication agent, and Fleet National Bank, as administrative agent.

4(b)	First Amendment and Limited Waiver to Amended and Restated AXEL Credit Agreement, dated as of September 19, 2000, by and among the Registrant, the financial institutions parties thereto, Goldman, Sachs Credit Partners L.P., as arranger and syndication agent, and Fleet National Bank, as administrative agent.

10	Agreement dated as of September 14, 2000 between Amscan, Inc. and CLAYCO Construction Company, Inc.

27	Financial Data Schedule