Form 10-K405
period 2000-12-31
AMSCAN HOLDINGS INC
filed 2001-04-02
CIK 1024729

F O R M 10 - K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") at March 30, 2001 was $1,932,411.

As of March 30, 2001, 1,132.88 shares of Registrants' Common Stock, par value $0.10, were outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------

None.

                              AMSCAN HOLDINGS, INC.

                                    FORM 10-K

                                December 31, 2000

                                Table of Contents

                                     Part I                                 Page
                                     ------                                 ----
Item 1    Business..........................................................  3

Item 2    Properties........................................................  8

Item 3    Legal Proceedings.................................................  9

Item 4    Submission of Matters to a Vote of Security Holders...............  9

                                     Part II
                                     -------

Item 5    Market for Registrant's Common Equity and Related
               Stockholder Matters..........................................  9

Item 6    Selected Consolidated Financial Data.............................. 10

Item 7    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................... 13

Item 7A   Quantitative and Qualitative Disclosures About Market Risk........ 21

Item 8    Financial Statements and Supplementary Data....................... 22

Item 9    Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure......................................... 22

                                    Part III
                                    --------

Item 10   Directors and Executive Officers of the Registrant................ 22

Item 11   Executive Compensation ........................................... 23

Item 12   Security Ownership of Certain Beneficial Owners and Management.... 29

Item 13   Certain Relationships and Related Transactions.................... 31

                                     Part IV
                                     -------

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K... 32

          Signatures........................................................ 36

                                     PART I

ITEM 1.  BUSINESS

          Amscan   Holdings,   Inc.   ("Amscan"  or  the   "Company")   designs,
manufactures and distributes decorative party goods, offering one of the broadest and deepest product lines in the industry. Our products include paper and plastic tableware (such as plates, napkins, tablecovers, cups and cutlery), accessories (such as invitations, thank-you cards, table and wall decorations and balloons) and novelties (such as games and party favors). Amscan has also introduced new product lines encompassing home, baby and wedding products for general gift giving or self-purchase. Our products are sold to party goods superstores, independent card and gift retailers, mass merchandisers and other distributors which sell Amscan products in more than 25,000 retail outlets throughout the world, including North America, South America, Europe, Asia and Australia.

          The Company currently offers over 350 product ensembles, generally containing 30 to 150 coordinated items. These ensembles comprise a wide variety of products to accessorize a party including matching invitations, tableware, decorations, party favors and thank-you cards. The Company designs, manufactures and markets party goods for a wide variety of occasions including seasonal and religious holidays, special events and themed celebrations. The Company's seasonal ensembles enhance holiday celebrations throughout the year including New Year's, Valentine's Day, St. Patrick's Day, Easter, Passover, Fourth of July, Halloween, Thanksgiving, Hanukkah and Christmas. The Company's special event ensembles include birthdays, christenings, first communions, bar mitzvahs, confirmations, graduations, bridal and baby showers and anniversaries, while its theme-oriented ensembles include Hawaiian luaus, Mardi Gras, Fifties rock-and-roll parties and casino nights.

          In addition to its long-standing relationships with independent card and gift retailers, Amscan is a leading supplier to the party goods superstore distribution channel. Despite consolidations in the party goods superstore channel, superstores continue to grow, providing consumers with a one-stop source for all of their party needs, generally at discounted prices. Amscan's sales to party goods superstores represented approximately 46% of total sales in 2000. While the number of superstores that Amscan supplies has grown at a compound annual growth rate ("CAGR") of 5% from 1997 to 2000, the Company's sales to superstores have grown by a 12% CAGR during the same period. With Amscan products occupying an increasing share of superstore shelf space in many product categories, Amscan believes it is well positioned to take advantage of continued growth in the party goods superstore channel.

          Amscan has also continued to broaden its presence in the gift shop, supermarket, and other smaller independent retail channels. This has been accomplished, in part, by the utilization of a strong presence in the gift shop, supermarket and other channels resulting from the acquisition of Anagram International, Inc. and certain related companies (collectively "Anagram") to bring party goods to these markets. Amscan also began to realign its sales force in 1999 to focus more closely on these channels. To further achieve sales growth and expansion, Amscan introduced new product lines in 1999 encompassing home, baby and wedding gifts which are being distributed through our sales force. Our recent expansion initiatives have been primarily funded by current operations.

Summary Financial Information about the Company
- -----------------------------------------------

          Information about the Company's revenues, operating profits or losses and assets for the last five years is included in this report in Item 6, "Selected Consolidated Financial Data." Because more holidays fall in the fourth quarter of the year than in the other three quarters, the Company's business is somewhat seasonal. Third quarter sales are generally the highest of the year due to a combination of increased sales to consumers of the Company's products during summer months as well as initial shipments of seasonal holiday merchandise as retailers build inventory.

          The Company does business in the United States and in other geographic areas of the world. Information about the Company's revenues, operating profits or losses and assets relating to geographic areas outside the United States for each of the years in the three year period ended December 31, 2000, is included in Note 14 to the Company's 2000 Consolidated Financial Statements which are included in this report beginning on page F-2.

Company Strategy
- ----------------

          The Company seeks to become the primary source for consumers' party goods requirements. The key elements of the Company's strategy are as follows:

          o Strengthen Position as a Leading Provider to Party Goods Superstores. The Company offers convenient "one-stop shopping" for both large superstore and small retail buyers and seeks to increase its proportionate share of sales volume and shelf space in these stores.

          o Offer the Broadest and Deepest Product Line in the Industry. The Company strives to offer the broadest and deepest product line in the industry. The Company helps retailers boost average purchase volume per consumer through coordinated ensembles that promote "add on" purchases.

          o Diversify Distribution Channels, Product Offering and Geographic Presence. The Company seeks, through internal growth and acquisitions, to expand its distribution capabilities, increase its presence in additional retail channels and further broaden and deepen its product lines.

          o Provide Superior Customer Service. The Company strives to achieve average fill rates in excess of 95% and to ensure short turnaround times.

          o Maintain Product Design Leadership. The Company will continue investing in art and design to support a steady supply of fresh ideas and create complex, unique ensembles that appeal to consumers and are difficult to replicate.

          o Maintain State-of-the-Art Manufacturing and Distribution Technology. The Company maintains technologically advanced production and distribution systems in order to enhance product quality, manufacturing efficiency, cost control and customer satisfaction.

          o Pursue Attractive Acquisitions. The Company believes that opportunities exist to make acquisitions of complementary businesses to leverage the Company's existing marketing, distribution and production capabilities, expand its presence in the various retail channels, further broaden and deepen its product line and penetrate international markets. The Company receives inquiries from time to time with respect to the possible acquisition by the Company of other entities and the Company intends to pursue acquisition opportunities.

Product Design
- --------------

          The Company's 100 person in-house design staff develops the Company's party goods. From the designs and concepts developed by the Company's artists, the Company selects those it believes best to replace or to supplement its existing product ensembles each year. During 2000, the Company introduced approximately 50 new ensembles.

Product Line
- ------------

          The major categories of products which the Company offers are tableware, accessories and novelties. The percentage of sales for each product category for 2000, 1999 and 1998 are set forth in the following table:

                                       2000            1999            1998
                                       ----            ----            ----
Tableware ...................           46%             45%             57%
Accessories .................           39              38              26
Novelties ...................           15              17              17
                                       ---             ---             ---
                                       100%            100%            100%
                                       ===             ===             ===

          The following table sets forth the principal products in each of the three categories:

Tableware                             Accessories                 Novelties
- ---------                             -----------                 ---------
Decorated                             Balloons                    Buttons
- ---------
   Paper Plates                       Banners                     Candles
   Paper Napkins                      Cascades                    Cocktail Picks
   Paper Tablecovers                  Caketops                    Games
   Paper Cups                         Confetti                    Mugs
                                      Crepe                       Noise Makers
                                      Cutouts                     Party Favors
                                      Decorative Tissues          Party Hats
Solid Color                           Flags                       Pinatas
- -----------
   Paper and Plastic Plates           Gifts                       Pom Poms
   Paper Napkins                      Gift Bags                   T-shirts
   Paper and Plastic Tablecovers      Gift Wrap
   Paper and Plastic Cups             Guest Towels
   Plastic Cutlery                    Honeycomb Centerpieces
                                      Invitations and Notes
                                      Ribbons and Bows
                                      Signs

          The Company supplies party goods and gifts for the following types of occasions:

Seasonal                       Everyday                    Themes
- --------                       --------                    ------
New Year's                     Anniversaries               Casino Night
Valentine's Day                Bar Mitzvahs                Fall
St. Patrick's Day              Birthdays                   Fiesta
Easter                         Christenings                Fifties Rock-and-Roll
Passover                       Confirmations               Hawaiian Luau
Fourth of July                 First Communions            Mardi Gras
Halloween                      Graduations                 Patriotic
Thanksgiving                   Retirements                 Religious
Hanukkah                       Showers                     Sports
Christmas                      Weddings                    Summer Fun

Manufactured Products
- ---------------------

          Items manufactured by the Company accounted for over 60% of the Company's sales in 2000. State-of-the-art printing, forming, folding and packaging equipment support the Company's manufacturing operations. Company facilities in Kentucky, New York, Rhode Island, Minnesota and Mexico produce paper and plastic plates, napkins, cups, metallic balloons and other party and novelty items. This vertically integrated manufacturing capability provides the Company the opportunity to better control costs and monitor product quality, manage inventory investment and provide efficient order fulfillment.

          Given its size and sales volume, the Company is generally able to operate its manufacturing equipment on the basis of at least two shifts per day thus lowering its production costs per unit. In addition, the Company manufactures products for third parties allowing the Company to maintain a satisfactory level of equipment utilization.

Purchased Products
- ------------------

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

Raw Materials
- -------------

          The principal raw material used by the Company in its products is paper. The Company has historically been able to change its product prices in response to changes in raw material costs. While the Company currently purchases such raw material from a relatively small number of sources, paper is available from a number of sources. The Company believes its current suppliers could be replaced without adversely affecting its operations in any material respect.

Sales and Marketing
- -------------------

          The Company's principal sales and marketing efforts are conducted through a domestic direct employee sales force of approximately 130 professionals servicing over 10,000 retail accounts. These professionals have, on average, been affiliated with the Company for three years. In addition to this seasoned sales team, the Company utilizes a select group of manufacturers' representatives to handle specific account situations. International customers are generally serviced by employees of the Company's foreign subsidiaries. To support its sales and marketing efforts, the Company produces four main product catalogues annually, three catalogues for seasonal products and one catalogue for everyday products. The Company also produces additional catalogues to market its metallic balloons, gift products and other specialty items such as stickers and confetti.

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

Distribution and Systems
- ------------------------

          The Company ships its products from distribution warehouses that employ computer assisted systems. The Company's distribution warehouses are principally located in New York. As a result of the acquisition of Anagram, the Company distributes its metallic balloons domestically from facilities in both New York and Minnesota. Products for foreign markets are shipped from the Company's distribution warehouses in Mexico, England, Spain, France, Australia and Japan. The Company, in conjunction with the consolidation of several of its distribution facilities, is currently constructing a new domestic warehouse facility in Chester, New York. The planned consolidation may result in restructuring charges in subsequent periods.

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

E-Commerce
- ----------

          Amscan has successfully pursued opportunities to have our products listed on the websites of various Internet retailers. We have also developed a website to enable our key customers to access real time information regarding the status of existing orders, stock availability, and to place new orders. In addition, we have also begun making portions of Amscan's catalogue available to retailers over the Internet.

Customers
- ---------

          Amscan's customers are principally party goods superstores, independent card and party retailers, mass merchandisers and other distributors. Amscan has also expanded its presence in the gift shop, supermarket, and other smaller independent retail channels. In the aggregate, Amscan supplies more than 25,000 retail outlets both domestically and internationally.

          The Company has a diverse customer base with only one customer, Party City Corporation ("Party City"), accounting for more than 10% of the Company's sales in 2000. For the years ended December 31, 2000, 1999 and 1998, sales to Party City's corporate stores represented 12%, 10% and 13% of consolidated net sales, respectively. For the years ended December 31, 2000, 1999 and 1998, sales to Party City's franchise stores represented 13%, 9% and 10% of consolidated net sales, respectively. Although the Company believes its relationships with Party City and its franchisees are good, if they were to reduce their volume of purchases from the Company significantly, the Company's financial condition and future results of operations could be materially adversely affected.

Competition
- -----------

          The Company competes on the basis of diversity and quality of its product designs, breadth of product line, product availability, price, reputation and customer service. The Company has many competitors with respect to one or more of its products, but believes that there are few competitors which manufacture and distribute products with the complexity of design and breadth of product offerings that the Company does. Furthermore, the Company believes that its design and manufacturing processes create an efficiency in manufacturing that few of its competitors achieve in the production of numerous coordinated products in multiple design types.

          Competitors include smaller independent specialty manufacturers, as well as divisions or subsidiaries of large companies with greater financial and other resources than those of the Company. Certain of these competitors control licenses for widely recognized images, such as cartoon or motion picture characters, which could provide them with a competitive advantage. The Company has pursued a strategy of developing its own designs and generally has not pursued licensing opportunities. Through its acquisition of Anagram, however, the Company acquired various licenses which it uses in its production of balloons.

Intellectual Property and Licenses
- ----------------------------------

          The Company owns copyrights on the designs created by the Company and used on its products. The Company owns trademarks on the words and designs used on or in connection with its products. It is the practice of the Company to register its copyrights with the United States Copyright Office to the extent it deems reasonable. The Company does not believe that the loss of copyrights or trademarks with respect to any particular product or products would have a material adverse effect on the business of the Company. Except for Anagram, the Company does not depend on licenses to any material degree in its business and, therefore, does not incur any material licensing expenses. Anagram holds approximately 130 licenses allowing it to use various cartoon and other characters on its balloons. None of Anagram's licenses is individually material to its business.

Employees
- ---------

          As  of  December  31,  2000,  the  Company  had  approximately   1,830
employees, none of whom is represented by a labor union. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

          The Company maintains its corporate headquarters in Elmsford, New York and conducts its principal design, manufacturing and distribution operations at the following facilities:

                                                                                              Owned or Leased
Location                         Principal Activity                Square Feet            (with Expiration Date)
- --------                         ------------------                -----------            ----------------------

Elmsford, New York          Executive Offices; design and       77,200 square feet        Leased (expiration date:
                            art production of paper party                                 December 31, 2007)
                            products and decorations

Harriman, New York          Manufacture of paper napkins        75,000 square feet        Leased (expiration date:
                            and cups                                                      March 31, 2006)

Providence, Rhode Island    Manufacture and distribution        51,000 square feet        Leased (expiration date:
                            of plastic plates, cups and bowls                             June 30, 2008)

Louisville, Kentucky        Manufacture and distribution        189,000 square feet       Leased (expiration date:
                            of paper plates                                               March 31, 2003)

Newburgh, New York          Manufacture and distribution        455,000 square feet       Leased (expiration date:
                            of solid color party products                                 May 31, 2004)

Eden Prairie, Minnesota     Manufacture and distribution        115,600 square feet       Owned
                            of balloons and accessories

Tijuana, Mexico             Manufacture and distribution        75,000 square feet        Leased (expiration date:
                            of party and wedding products                                 June 30, 2004)

Chester, New York (1)       Distribution of party products      287,000 square feet       Owned
                            and decorations

Goshen, New York            Distribution of seasonal party      130,000 square feet       Leased (expiration date:
                            products and decorations                                      August 31, 2002)

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

Saint Denis, France         Distribution of balloons and        6,800 square feet         Leased (expiration date:
                            accessories                                                   March 31, 2005)

                                                                                             Owned or Leased
Location                         Principal Activity                Square Feet            (with Expiration Date)
- --------                         ------------------                -----------            ----------------------

Madrid, Spain               Distribution of balloons and        6,700 square feet         Leased (expiration date:
                            accessories                                                   April 1, 2004)

Melbourne, Australia        Distribution of party products      10,000 square feet        Owned
                            and decorations in Australia
                            and Asia

Blacktown, Australia        Distribution of party products      4,900 square feet         Leased (expiration date:
                            and decorations in Australia                                  October 31, 2003)
                            and Asia

Mexico City, Mexico         Distribution of balloons and        6,600 square feet         Leased (expiration date:
                            accessories                                                   January 15, 2002)

Quebec, Canada              Sales  and administrative           14,700 square feet        Leased (expiration date:
                            offices                                                       March 31, 2002)

          (1) Property subject to a ten-year mortgage securing a loan in the original principal amount of $5,925,000 bearing interest at a rate of 8.51%. Such loan matures in September 2004. The principal amount outstanding as of December 31, 2000 was approximately $2,222,000.

          The Company, in conjunction with the consolidation of several of its distribution facilities, is currently constructing a new domestic warehouse facility in Chester, New York. The Company purchased property for the construction of the new facility for $4.9 million in October 2000, and entered into a contract for the design and construction of the new facility with an estimated cost, excluding capitalized interest, of $22.1 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.


                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          On December 19, 1997, Amscan Holdings and Confetti Acquisition, Inc. ("Confetti"), a newly formed Delaware corporation affiliated with GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co. (collectively, "GSCP"), entered into a merger pursuant to an agreement providing for a recapitalization of Amscan Holdings in which Confetti was merged with and into Amscan Holdings (the "Merger"), with Amscan Holdings as the surviving corporation. Following the consummation of a Merger in December 1997, the common stock of the Company (the "Common Stock" or "Company Common Stock"), par value $0.10 per share, was delisted from the Nasdaq National Market System ("Nasdaq") and the Company filed with the Securities and Exchange Commission (the "Commission") a Form 15 to deregister the Company Common Stock under the Securities Exchange Act of 1934. As a result, there is no public trading market for the Company Common Stock.

          As of the close of business on March 30, 2001, there were 24 holders of record of the Company's Common Stock.

          On March 30, 2001, the Board of Directors authorized 500 shares of preferred stock, $0.10 par value, and designated 100 shares as Series A
Redeemable Convertible Preferred Stock ("Series A Redeemable Convertible Preferred Stock"). On March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP for proceeds of $6.0 million. Dividends are cumulative and shall be payable annually beginning March 30, 2002, at 6%, per annum. Such dividends payable on or prior to March 30, 2004, shall be payable in additional shares of Series A Redeemable Convertible Preferred Stock. Subsequent to March 30, 2004, dividends shall be payable, at the option of the Company, either in cash or additional shares of Series A Redeemable Convertible Preferred Stock (see Note 12 to the Company's 2000 Consolidated Financial Statements which are included in this report beginning on page F-2).

          The Company has not paid any dividends on the Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain its earnings for working capital, repayment of indebtedness, capital expenditures and general corporate purposes. In addition, the Company's current credit facility and the indenture governing its notes contain restrictive covenants which have the effect of limiting the Company's ability to pay cash dividends or distributions to its stockholders.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

          The selected consolidated financial data presented below under the captions "Statements of Operations Data" and "Balance Sheet Data" as of the end of and for each of the years in the five-year period ended December 31, 2000, are derived from the consolidated financial statements of Amscan Holdings, Inc., which consolidated financial statements have been audited by Ernst & Young LLP, independent auditors, as of the end of and for each of the years in the three-year period ended December 31, 2000 and by other independent auditors, as of the end of and for each of the years in the two-year period ended December 31, 1997. The consolidated financial statements as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000 and the report thereon, are included in this report under Item 14, "Exhibits,
Financial Statement Schedules and Reports on Form 8-K." The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                     Years Ended December 31,
                                                              -----------------------------------------------------------------
                                                                 2000          1999         1998          1997          1996
                                                              ---------     ---------     ---------     ---------     ---------
                                                                                       (Dollars in thousands)
Statements of Operations Data (1):
- ----------------------------------
Net sales .................................................   $ 325,548     $ 306,112     $ 235,294     $ 209,931     $ 192,705
Cost of sales .............................................     206,872       194,632       151,324       137,485       124,867
                                                              ---------     ---------     ---------     ---------     ---------
Gross profit ..............................................     118,676       111,480        83,970        72,446        67,838
Selling expenses ..........................................      30,642        24,455        17,202        13,726        11,838
General and administrative expenses .......................      31,958        30,694        20,612        17,387        17,121
Provision for doubtful accounts ...........................       7,133         2,906         3,336         3,775         2,350
Art and development costs .................................       8,453         8,650         5,972         3,978         4,014
Non-recurring charges (2) .................................                       995
Restructuring charges (3) .................................         500                       2,400
Non-recurring charges in connection with the Merger (4) ...                                                22,083
Non-recurring compensation in connection with the IPO (5) .                                                              15,535
Special bonuses (5) .......................................                                                               4,222
                                                              ---------     ---------     ---------     ---------     ---------
Income from operations ....................................      39,990        43,780        34,448        11,497        12,758
Interest expense, net .....................................      26,355        26,365        22,965         3,892         6,691
Other expense (income), net ...............................          96            35          (121)          (71)          335
                                                              ---------     ---------     ---------     ---------     ---------
Income before income taxes and minority interests .........      13,539        17,380        11,604         7,676         5,732
Income tax expense ........................................       5,348         7,100         4,816         7,665         1,952
Minority interests ........................................          75            73            79           193         1,653
                                                              ---------     ---------     ---------     ---------     ---------
Net income (loss) .........................................   $   8,116     $  10,207     $   6,709     $    (182)    $   2,127
                                                              =========     =========     =========     =========     =========

Pro forma data relating to change in tax status:
- ------------------------------------------------
Income before income taxes ................................                                                           $   4,079
Pro forma income taxes (6) ................................                                                               1,827
                                                                                                                      ---------
Pro forma net income (6) ..................................                                                           $   2,252
                                                                                                                      =========

Other financial data:
- ---------------------
Gross margin percentage ...................................        36.5%         36.4%         35.7%         34.5%         35.2%
Capital expenditures, including assets under capital leases   $  18,576     $  12,283     $   7,714     $  10,296     $  11,008
Depreciation and amortization .............................      14,487        12,931         8,501         6,245         5,137
Ratio of earnings to fixed charges (7) ....................        1.5x          1.6x          1.4x          2.2x          1.7x

Cash Flow Statement Data:
- -------------------------
Cash flows from operations ................................   $  19,258     $  19,435     $  22,762     $   4,169     $  12,273
Cash flows from investing .................................     (18,475)      (11,416)      (83,127)      (10,097)       (7,613)
Cash flows from financing .................................         866        (8,767)      (49,762)      116,005        (5,958)

Non-GAAP financial data:
- ------------------------
Adjusted EBITDA (8) .......................................   $  55,028     $  56,881     $  45,609     $  40,115     $  37,652
Adjusted EBITDA margin ....................................        16.9%         18.6%         19.4%         19.1%         19.5%
Adjusted EBITDA to interest expense, net ..................        2.1x          2.2x          2.0x         10.3x          5.4x

Balance Sheet Data:
- -------------------
Working capital ...........................................   $  83,760     $  82,228     $  71,476     $  96,793     $  45,405
Total assets ..............................................     280,627       263,487       248,852       269,276       140,274

Short-term obligations (9) ................................   $  14,089     $   8,250     $  13,177     $   3,335     $  33,262
Long-term obligations .....................................     261,815       266,891       270,127       234,422        15,085
                                                              ---------     ---------     ---------     ---------     ---------
Total obligations .........................................   $ 275,904     $ 275,141     $ 283,304     $ 237,757     $  48,347
                                                              =========     =========     =========     =========     =========

Redeemable Common Stock (10) ..............................   $  28,768     $  23,582     $  19,547
Stockholders' (deficit) equity ............................     (86,881)      (88,529)      (95,287)    $ (95,219)    $  67,949

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

          (3) The Company recorded charges of $0.3 million and $2.4 million in 2000 and 1998, respectively, in connection with the restructuring of its distribution operations. The Company closed two facilities located in California and Canada. The restructuring charges include the non-cash write-down of $1.3 million relating to property, plant and equipment, the accrual of future lease obligations of $0.5 million and severance and other costs of $0.9 million. In addition, during 2000, the Company incurred charges of $0.2 million in connection with the consolidation of certain manufacturing operations.

          (4) In connection with the Merger in 1997, the Company recorded non-recurring charges of approximately $22.1 million related to the recapitalization comprised of $11.7 million in transaction costs, $7.5 million compensation payment to an officer, $1.9 million for the redemption of Company stock options and $1.0 million of debt retirement costs.

          (5) In conjunction with Amscan's initial public offering of Common Stock ("IPO") in 1996, the Company recorded non-recurring compensation expense of $15.5 million related to stock and cash payments of $12.5 million to certain executives in connection with the termination of prior employment agreements and $3.0 million for the establishment of an Employee Stock Ownership Plan for the benefit of the Company's domestic employees and the payment of stock bonuses to certain of such employees. In addition, during 1996, special bonus arrangements existed with certain members of management. In connection with the IPO, such profit sharing arrangements were substantially modified and replaced by incentives tied to the value of the Company Common Stock.

          (6) Prior to the consummation of the IPO in 1996, Amscan Inc. and certain of its affiliates elected to be taxed as Subchapter S corporations under the Internal Revenue Code. The pro forma net income amounts give effect to pro forma income tax amounts at statutory rates (40.5%) assuming these entities had not elected Subchapter S corporation status.

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


                                                             Years Ended December 31,
                                             ------------------------------------------------------
                                               2000       1999       1998        1997        1996
                                             --------   --------   --------    --------    --------
EBITDA ...................................   $ 54,306   $ 56,603   $ 42,991    $ 17,620    $ 15,907
Adjustments - increase (decrease):
   Certain non-recurring items and special
     bonuses .............................        500                 2,400      22,083      19,757
   Amortization of restricted Common
     Stock award .........................         51        170        260         290
   Other expense (income), net ...........         96         35       (121)        (71)        335
   Minority interests ....................         75         73         79         193       1,653
                                             --------   --------   --------    --------    --------
Adjusted EBITDA ..........................   $ 55,028   $ 56,881   $ 45,609    $ 40,115    $ 37,652
                                             ========   ========   ========    ========    ========


          (9) Short-term obligations consists primarily of the Company's borrowings under bank lines of credit and the current portion of long-term debt. At December 31, 1996, short-term obligations also included debt previously due to the major shareholder at that time.

          (10) Under the terms of a stockholders' agreement ("Stockholders' Agreement"), the Company can purchase all of the shares held by the employee stockholders and, under certain circumstances, the employees can require the Company to purchase all of the shares held by the employee stockholders. The purchase price as prescribed in the Stockholders' Agreement is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost. The aggregate amount that may be payable by the Company to employee stockholders based on fully paid and vested shares has been classified as redeemable Common Stock. Prior to December 31, 1998, the obligation to purchase employee shares was assignable to GSCP at a cost of up to $15 million.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
- -------

          Over the past several years, the party goods industry has experienced significant changes in both distribution channels and product offerings. Despite consolidations in the party goods superstore channel, the retail distribution of party goods continues to shift from smaller independent stores and designated departments within drug, discount or department store chains to superstores dedicated to retailing party goods. In part due to the success of the superstore channel, party goods manufacturers broadened their product lines to support the celebration of a greater number of occasions. The industry's growth has been directly affected by these changes.

          Amscan's revenues are generated from sales of approximately 36,000 SKU's consisting of paper and plastic tableware, accessories and novelties for all occasions. Tableware (plates, cups, cutlery, napkins and tablecovers) is the Company's core product category, generating approximately 46% of revenues in 2000. Coordinated accessories (e.g., balloons, banners and gifts) and novelties

(e.g., party favors) are offered to complement the Company's tableware products. To serve its customers better, the Company has made significant additions to its product line including the introduction of expanded gift lines. Our gift lines encompass home, baby, and wedding products for general gift giving or self-purchase and are being distributed through a re-aligned sales force. Through increased spending on internal product development as well as through acquisitions, the Company has had a net increase of approximately 28,300 SKU's since 1991. Revenue growth primarily has been the result of increased orders from its party goods superstore customers (new stores and increased same-store sales) and price increases.

          Amscan's gross profit is principally influenced by its product mix and paper costs. Products manufactured by the Company, primarily tableware and metallic balloons, represented over 60% of the Company's sales in 2000. Amscan has made significant additions to its manufacturing capacity which have allowed it to increase manufacturing efficiencies and improve gross margins. The Company believes that its manufacturing capabilities enable it to lower product cost, ensure product quality and be more responsive to customer demands. The Company has historically been able to adjust its prices in response to changes in paper prices.

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999
- ---------------------------------------------------------------------

Percentage of Net Sales
- -----------------------

                                                       Year Ended December 31,
                                                       -----------------------
                                                           2000     1999
                                                           -----    -----
Net sales ............................................     100.0%   100.0%
Cost of sales ........................................      63.5     63.6
                                                           -----    -----
     Gross profit ....................................      36.5     36.4
Operating expenses:
    Selling expenses .................................       9.4      8.0
    General and administrative expenses ..............       9.8     10.0
    Provision for doubtful accounts ..................       2.2      1.0
    Art and development costs ........................       2.6      2.8
    Non-recurring charges ............................                0.3
    Restructuring charges ............................       0.2
                                                           -----    -----
Total operating expenses .............................      24.2     22.1
                                                           -----    -----
     Income from operations ..........................      12.3     14.3
Interest expense, net ................................       8.1      8.6
Other expense (income), net
                                                           -----    -----
     Income before income taxes and minority interests       4.2      5.7
Income tax expense ...................................       1.7      2.4
Minority interests
                                                           -----    -----
    Net income .......................................       2.5%     3.3%
                                                           =====    =====


          Net sales for the year ended December 31, 2000 of $325.5 million, were $19.4 million higher than for the year ended December 31, 1999. The increase in net sales principally reflects increased sales of printed ensembles, accessories and gift items to independent party goods and specialty stores, as well as increased sales of solid color tableware to superstores. These gains were partially offset by: lower fourth quarter sales of New Year related theme products as 1999 benefited from the celebration of the Millennium; a reduction in sales to international customers; and a decline in sales of licensed products to mass merchant distributors. Increased sales to independent party goods and specialty stores are attributable to a realignment of the Company's independent sales force begun in the first quarter of 1999.

          Gross profit for the year ended December 31, 2000 of $118.7 million, or 36.5% of net sales, was comparable to the corresponding period in 1999 as incremental margins achieved as a result of higher sales were offset by lower margins attributable to product mix, particularly the solid color tableware.

          Selling expenses of $30.6 million for the year ended December 31, 2000 were $6.2 million higher than those of the corresponding period in 1999 and increased to 9.4% of net sales from 8.0% of net sales. The increase in selling expenses reflects the continued development of a specialty sales force, which has doubled since the beginning of 1999, and increased marketing initiatives relating to gift product lines.

          General and administrative expenses of $32.0 million for the year ended December 31, 2000 increased by $1.3 million as compared to 1999, yet decreased by 0.2% to 9.8% of net sales. The increase of $1.3 million reflects additional depreciation and amortization associated with new data processing equipment, increased professional service fees and increased costs associated with the development of e-commerce business opportunities.

          The provision for doubtful accounts for the year ended December 31, 2000 increased by $4.2 million to $7.1 million and from 1.0% to 2.2% of net sales. During the second quarter of 2000, two of the Company's customers filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. As a result of the filings, the Company charged $3.4 million and $1.0 million to the provision for doubtful accounts during the second and fourth quarters of 2000, respectively, to fully provide for the accounts receivable balances due to the Company from these customers. On a combined basis, these two customers accounted for approximately 1.9% of the Company's consolidated net sales for the year ended December 31, 2000. Approximately 50% of the locations previously owned by these two customers have been acquired by other customers and continue to operate as party stores. The Company does not believe the potential loss of sales from the closed locations will have a material adverse effect on the Company's future results of operations or its financial condition. The Company also charged $1.6 million to the provision for doubtful accounts during the fourth quarter of 2000 which represented the remaining accounts receivable balance from a customer that filed for bankruptcy during 1999.

          Art and development costs of $8.5 million for the year ended December 31, 2000 were $0.2 million lower than in 1999. The art and development costs for the year ended December 31, 1999 included higher levels of certain start-up costs associated with the development of new product lines. As a percentage of net sales, art and development costs were 2.6% for the year ended December 31, 2000 as compared to 2.8% for 1999.

          During the fourth quarter of 2000, the Company recorded charges of $0.3 million relating to the restructuring of its distribution operations begun in 1998 and $0.2 million in connection with the consolidation of certain manufacturing operations.

          During the fourth quarter of 1999, the Company recorded non-recurring charges of $1.0 million in association with the proposed construction of a new distribution facility. The non-recurring charges represented building costs written-off due to the relocation of the proposed site.

          Interest expense, net, of $26.4 million for the year ended December 31, 2000 was comparable to 1999, principally as a result of a higher average interest rate (9.26% in 2000 versus 8.16% in 1999), offset by the impact of lower average borrowings.

          Income taxes for the years ended December 31, 2000 and 1999 were provided for at consolidated effective income tax rates of 39.50% and 40.85%, respectively. The effective income tax rates exceed the federal statutory income tax rate primarily due to state income taxes.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998
- ---------------------------------------------------------------------

Percentage of Net Sales
- -----------------------

                                                       Year Ended December 31,
                                                       -----------------------
                                                           1999     1998
                                                           -----    -----
Net sales ............................................     100.0%   100.0%
Cost of sales ........................................      63.6     64.3
                                                           -----    -----
     Gross profit ....................................      36.4     35.7
Operating expenses:
    Selling expenses .................................       8.0      7.3
    General and administrative expenses ..............      10.0      8.8
    Provision for doubtful accounts ..................       1.0      1.4
    Art and development costs ........................       2.8      2.5
    Non-recurring charges ............................       0.3
    Restructuring charges ............................                1.0
                                                           -----    -----
Total operating expenses .............................      22.1     21.0
                                                           -----    -----
     Income from operations ..........................      14.3     14.7
Interest expense, net ................................       8.6      9.8
Other expense (income), net ..........................       --       --
                                                           -----    -----
     Income before income taxes and minority interests       5.7      4.9
Income tax expense ...................................       2.4      2.0
Minority interests ...................................       --       --
                                                           -----    -----
    Net income .......................................       3.3%     2.9%
                                                           =====    =====


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

          Gross profit for the year ended December 31, 1999 was $111.5 million, or 36.4% of net sales, as compared to 35.7% for the year ended December 31, 1998. The improvement in gross profit margin principally resulted from increased efficiencies gained at the manufacturing level.

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

          General and administrative expenses of $30.7 million for the year ended December 31, 1999 increased by $10.1 million as compared to the year ended December 31, 1998. The increase reflected the additional amortization of goodwill and other intangible assets arising from the acquisition of Anagram as well as the inclusion of Anagram results, which historically operates at a higher level of expense as a percentage of sales.

          The provision for doubtful accounts for the year ended December 31, 1999 decreased by $0.4 million to $2.9 million and as a percentage of net sales from 1.4% to 1.0%. During the first quarter of 1999, Party City experienced financial difficulties which were addressed during the fourth quarter of

1999 through new financing arrangements.

          Art and development costs of $8.7 million for the year ended December 31, 1999 were $2.7 million higher than the prior year. As a percentage of sales, art and development costs increased to 2.8% in 1999 from 2.5% in 1998. The increase in costs reflected the Company's investment in additional art and product development staff associated with the development of the new gift lines.

          During the fourth quarter of 1999, the Company recorded non-recurring charges of $1.0 million in association with the proposed construction of a new distribution facility. The non-recurring charges represented building costs written-off due to the relocation of the proposed site.

          In the second quarter of 1998, the Company commenced a restructuring of its distribution operations to reduce costs and improve operating efficiencies. The Company closed two distribution facilities located in California and Canada which resulted in the elimination of a total of approximately 100 positions. The restructuring was substantially completed by December 1998. The Company has recorded restructuring charges of approximately $2.4 million, or 1.0% of sales for the year ended December 31, 1998. The restructuring charges included the non-cash write-down of $1.3 million relating to property, plant and equipment, the accrual of future lease obligations of $0.5 million and severance and other costs of $0.6 million

          Interest expense, net, of $26.4 million for the year ended December 31, 1999 increased by $3.4 million as compared to 1998 mainly due to higher average borrowings principally as a result of the acquisition of Anagram.

          Income taxes for the years ended December 31, 1999 and 1998 were provided for at consolidated effective income tax rates of 40.85% and 41.5%, respectively. The effective income tax rates exceed the federal statutory income tax rate primarily due to state income taxes.

Liquidity and Capital Resources
- -------------------------------

          At December 31, 2000, the Company had an outstanding senior term loan of $151.2 million (the "Term Loan") provided under a bank credit agreement (the "Bank Credit Facilities"), together with senior subordinated notes of $110.0 million (the "Notes") (collectively, the "Financings"). The Term Loan matures in December 2004 and provides for amortization (in quarterly installments) of one percent of the principal amount thereof per year for the first five years and 32.3% and 62.7% of the principal amount thereof in the sixth and seventh years, respectively. The Term Loan bears interest, at the option of the Company, at the lenders' customary base rate plus 1.625% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.625% per annum. At December 31, 2000, the floating interest rate on the Term Loan was 9.28%. The Notes bear interest at a rate of 9 7/8% per annum and mature in December 2007. The Company is required to make prepayments on the Bank Credit Facilities under certain circumstances, including upon certain asset sales and issuance of debt or equity securities and based on cash flows, as defined. During the first quarter of 2000, the Company made a prepayment of $1.3 million on the Term Loan as required based on its cash flows for the year ended December 31, 1999.

          In addition to the Term Loan, the Bank Credit Facilities provide for revolving loan borrowings of up to $50 million (the "Revolving Credit Facility"). The Revolving Credit Facility, expires on December 31, 2002, bears interest, at the option of the Company, at the lenders' customary base rate plus, based on certain terms, a range of 1.00% to 1.50% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus, based on certain terms, a range of 2.00 % to 2.50% per annum. Interest on balances outstanding under the Revolving Credit Facility are subject to adjustment in the future based on the Company's performance. At December 31, 2000, the Company had borrowing capacity of approximately $34.7 million under the Revolving Credit Facility.

          At December 31, 2000, the Company had three interest rate swap contracts outstanding with a financial institution and Goldman Sachs Capital Markets, L.P. ("GSCM") covering $76.0 million of its Term Loan at effective interest rates ranging from 7.68% to 9.30%.

          On March 30, 2001, the Board of Directors authorized 500 shares of preferred stock, $0.10 par value, and designated 100 shares as Series A Redeemable Convertible Preferred Stock and issued 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP for proceeds of $6.0 million (see
Note 12 to the Company's 2000 Consolidated Financial Statements which are included in this report beginning on page F-2).

          In October 2000, the Company purchased property for the construction of a new domestic distribution facility for $4.9 million and entered into a contract for the design and construction of the new facility with an estimated cost, excluding capitalized interest, of $22.1 million. Through December 31, 2000, the Company incurred costs of $3.0 million relating to the construction of the new facility, including $0.2 million of capitalized interest costs. The expenditures were financed through December 31, 2000 by borrowings under the Company's revolving credit facility. The Company intends to permanently finance both the purchase of property and the construction of the facility using proceeds from the issuance of Series A Redeemable Convertible Preferred Stock of $6 million noted above, long-term borrowings totaling $20 million, and working capital of $1.0 million. The Company has obtained firm commitments totaling $20 million for the permanent financings from both the New York Job Development Authority and a financial institution. The Company has amended and restated its Bank Credit Facilities to provide for, among other things, the additional borrowings and future capital expenditures for the construction of the new facility.

          Based upon the current level of operations and anticipated growth, the Company anticipates that its operating cash flow, together with available borrowings under the Revolving Credit Facility will be adequate to meet its anticipated future requirements for working capital and operating expenses and to service its debt requirements as they become due. However, the Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness and to satisfy its other obligations will depend upon its future performance, which, to a certain extent, will be subject to general economic, financial, competitive, business and other factors beyond its control.

          The Financings may affect the Company's ability to make future capital expenditures and potential acquisitions. However, management believes that current asset levels provide adequate capacity to support its operations for at least the next 12 months. As of December 31, 2000, the Company did not have material commitments for capital expenditures other than for the construction of a new domestic distribution facility.

Cash Flow Data - Year Ended  December 31, 2000  Compared to Year Ended  December
- --------------------------------------------------------------------------------
31, 1999
- --------

          For the year ended December 31, 2000, net cash provided by operating activities totaled $19.3 million, or $0.2 million lower than for the year ended December 31, 1999. Net cash flow provided by operating activities before changes in other operating assets and liabilities for the years ended December 31, 2000 and 1999, was $32.9 million and $31.9 million, respectively. Net cash used as a result of changes in other operating assets and liabilities for the year ended December 31, 2000 and 1999, was $13.7 million and $12.5 million, respectively, and reflects a growth in accounts receivable and inventory consistent with the growth in operations.

          During the year ended December 31, 2000, net cash used in investing activities of $18.5 million included payments of $7.9 million associated with the purchase of property for and the construction of a new domestic distribution facility and additional investments principally in manufacturing equipment. Net cash used in investing activities during the year ended December 31, 1999 consisted of $11.4 million of capital expenditures including an upgrade of the Company's data processing systems and investment in additional manufacturing equipment.

          During the year ended December 31, 2000, net cash provided by financing activities of $0.9 million primarily consisted of proceeds from net short-term borrowings under the Revolving Credit Facility for working capital needs and the new distribution facility, partially offset by the scheduled repayment and a $1.3 million prepayment of the Term Loan, and repayment of other long-term obligations. During the year ended December 31, 1999, net cash used in financing activities of $8.8 million principally consisted of scheduled payments of long-term obligations partially offset by the proceeds from short-term working capital borrowings.

Cash Flow Data - Year Ended  December 31, 1999  Compared to Year Ended  December
- --------------------------------------------------------------------------------
31, 1998
- --------

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

Legal Proceedings
- -----------------

          The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.

Recently Issued Accounting Standards
- ------------------------------------

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and, in June 1999 and 2000, issued SFAS No. 137 and No. 138, respectively, as amendments thereto. These statements provide a comprehensive and consistent standard for the recognition and measurement of derivative and hedging activities, requiring all derivatives to be recognized on the balance sheet at fair value and establishing standards for the recognition of changes in such fair value. These statements are effective for fiscal years beginning after June 15, 2000. The Company has adopted these statements effective January 1, 2001. Because of the Company's limited use of derivatives, management does not anticipate the adoption of these statements will have a significant effect on the Company's results of operations or financial position.

          Other  pronouncements  issued  by  the  FASB  or  other  authoritative
accounting   standards  groups  with  future  effective  dates  are  either  not applicable or not significant to the financial statements of the Company.

"Safe Harbor" Statement under Private Securities Litigation Reform Act of 1995
- ------------------------------------------------------------------------------

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

Quarterly Results (Unaudited)
- -----------------------------

          As a result of the seasonal nature of certain of the Company's products, the quarterly results of operations may not be indicative of those for a full year. Third quarter sales are generally the highest of the year due to a combination of increased sales to consumers of the Company's products during summer months as well as initial shipments of seasonal holiday merchandise as retailers build inventory. Conversely, fourth quarter sales are generally lower as retailers sell through inventories purchased during the third quarter. However, fourth quarter sales in 2000 were stronger due to overall growth rate of the Company's sales which has offset, in part, this sales variability. Fourth quarter sales in 1999 were higher than prior quarters and were primarily attributable to stronger seasonal sales as a result of the celebration of the Millennium. Promotional activities, including special dating terms, particularly with respect to Halloween and Christmas products sold in the third quarter, result in higher accounts receivables balances, higher interest costs to support these balances, which generally causes a lower profitability in the fourth quarter. The following table sets forth historical net sales, gross profit, income from operations and net income (loss) of the Company for 2000 and 1999 by quarter.

                                                           For the Three Months Ended
                                              -------------------------------------------------------
                                              March 31        June 30      September 30   December 31
                                              --------        -------      ------------   -----------

2000
- ----
Net sales..............................       $77,377         $78,758        $83,365        $86,048
Gross profit...........................        30,261          28,198         30,343         29,874
Income from operations.................        12,839           7,335(a)      11,675          8,141 (a)
Net income.............................         3,709             448(a)       3,009            950 (a)

1999
- ----
Net sales..............................       $76,440         $73,203        $74,853        $81,616
Gross profit...........................        28,320          26,072         27,205         29,883
Income from operations.................         6,344  (b)      9,866         11,801 (b)     15,769 (b) (c)
Net (loss) income......................           (85) (b)      1,929          3,090 (b)      5,273 (b) (c)


          (a) During the second quarter of 2000, two of the Company's customers filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. As a result of the filings, the Company charged $3.4 million and $1.0 million to the provision for doubtful accounts during the second and fourth quarters of 2000, respectively, to fully provide for the accounts receivable balances due to the Company from these customers. Approximately 50% of the locations previously owned by these two customers have been acquired by other customers and continue to operate as party stores. The Company does not believe the potential loss of sales from the closed locations will have a material adverse effect on the Company's future results of operations or its financial condition. The Company also charged $1.6 million to the provision for doubtful accounts during the fourth quarter of 2000 which represented the remaining accounts receivable balance from a customer that filed for bankruptcy during 1999.

          (b) During the first quarter of 1999, the Company's largest customer, Party City announced that it would be in default of certain covenants of its credit facility and, as a result, Amscan established a related allowance for doubtful accounts and sales allowances which approximated one half of the account and note receivable balance of $15.8 million due from Party City, including $6.0 million charged to the provision for doubtful accounts during the first quarter of 1999. Reflecting Party City's improved financial condition, the provision was decreased by $1.9 million during the third quarter and the remainder of the provision of $4.1 million was reversed during the fourth quarter of 1999.

          (c) During the fourth quarter of 1999, the Company recorded non-recurring charges of $1.0 million in association with the proposed construction of a new distribution facility. The non-recurring charges represented building costs written-off due to the relocation of the proposed site.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company's earnings are affected by changes in interest rates as a result of its issuance of variable rate indebtedness. However, the Company utilizes interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for the Company's variable rate indebtedness averaged 2% more than the interest rate actually paid for the years ended December 31, 2000, 1999 and 1998, the Company's interest expense, after considering the effects of its interest rate swap agreements, would have increased, and income before income taxes would have decreased, by $0.9 million, $1.4 million and $1.3 million, respectively. This amount is determined by considering the impact of the hypothetical interest rates on the Company's borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

          The Company's earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in foreign markets. Foreign currency forward contracts are used periodically to hedge against the earnings effects of such fluctuations. A uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's foreign sales are denominated would have resulted in a decrease in gross profit of $1.6 million, $1.6 million and $1.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See the consolidated financial statements and supplementary data listed in the accompanying Index to Financial Statements and Schedule on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.



                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Set forth below are the names, ages and positions with the Company of the persons who are currently serving as directors and executive officers of the Company.

Name                         Age                  Position
- ----                         ---                  --------

Terence M. O'Toole           41           Director, Chairman of the Board
Sanjeev K. Mehra             42           Director
Joseph P. DiSabato           34           Director
Gerald C. Rittenberg         48           Chief Executive Officer and Director
James M. Harrison            49           President, Chief Financial Officer,
                                            Treasurer and Director
Garry Kieves                 52           Senior Vice President

          Terence M. O'Toole is a Managing Director of Goldman, Sachs & Co. ("Goldman Sachs") in the Principal Investment Area. He joined Goldman Sachs in 1983. He is a member of Goldman Sachs' Principal Investment Area Investment Committee and its Stone Street Fund Investment Committee. Mr. O'Toole serves on the Boards of Directors of AMF Bowling, Inc., Western Wireless Corporation, VoiceStream Wireless Corporation, Orion Power Holdings and several privately held companies on behalf of Goldman Sachs. He holds a B.S. degree from Villanova University and an M.B.A. from the Stanford Graduate School of Business.

          Sanjeev K. Mehra is a Managing Director of Goldman, Sachs & Co. in the Principal Investment Area. He joined Goldman Sachs in 1986. He is a member of Goldman Sachs' Principal Investment Area Investment Committee and its Stone Street Fund Investment Committee. Mr. Mehra serves on the Boards of Directors of Promedco Management Company, Madison River Telephone Company, L.L.C., Hexcel Corporation, Endwave Corporation, and several privately held companies on behalf of Goldman Sachs. He holds an A.B from Harvard University and an M.B.A. from the Harvard Graduate School of Business Administration.

          Joseph P. DiSabato is a Managing Director of Goldman, Sachs & Co. in the Principal Investment Area. He joined Goldman Sachs in 1988, worked as a Financial Analyst until 1991, and returned in 1994 as an Associate. Mr. DiSabato serves on the Board of Directors of Madison River Telephone Company, L.L.C., and several privately held companies on behalf of Goldman Sachs. He holds a B.S. from the Massachusetts Institute of Technology and an M.B.A. from the Anderson Graduate School of Management.

          Gerald C. Rittenberg became Chief Executive Officer in December 1997. Prior to that time, Mr. Rittenberg served as the President of the predecessor to the Company, Amscan Inc., from April 1996 to October 1996, and served as President of the Company from the time of its formation in October 1996. From May 1997 until December 1997, Mr. Rittenberg served as Acting Chairman of the Board. From 1991 to April 1996, he was Executive Vice President -- Product Development of Amscan Inc.

          James M. Harrison became President, Chief Financial Officer and Treasurer in December 1997. Prior to that time, Mr. Harrison served as the Chief Financial Officer of the predecessor to the Company, Amscan Inc., from August 1996 to February 1997 and served as Chief Financial Officer and Secretary of the Company from February 1997. From 1993 to 1995, Mr. Harrison was the Executive Vice President, Chief Operating Officer, Secretary, Treasurer and a member of the Board of Directors of The C.R. Gibson Company, a manufacturer and distributor of paper gift products.

          Garry Kieves became Senior Vice President of the Company in September 1998 when the Company acquired Anagram. Prior to September 1998, Mr. Kieves had served as President of Anagram International, Inc. for more than five years.

Section 16(a) Beneficial Ownership Reporting Compliance
- -------------------------------------------------------

          Because the Company Common Stock is not registered under the Exchange Act, none of the Company's directors, officers or stockholders is obligated to file reports of beneficial ownership of Company Common Stock pursuant to Section 16 of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table
- --------------------------

          The following table sets forth information concerning the compensation earned for the past three years for the Company's Chief Executive Officer and all other executive officers of the Company as of December 31, 2000 whose aggregate salary and bonus for 2000 exceeded $100,000. The amounts shown include compensation for services in all capacities that were provided to the Company or its subsidiaries. Amounts shown were paid by the Company's principal subsidiary, Amscan Inc., except for payments to or on behalf of Garry Kieves, which were paid by Anagram. Prior to the merger in 1997, the Company granted stock options on shares of Company Common Stock ("Company Stock Options") pursuant to the 1996 Stock Option Plan for Key Employees (the "Prior Stock Plan"). Following the merger, Company stock options ("New Options") were granted pursuant to a new stock incentive plan and related option agreement (together, the "Option Documents") adopted by the Company. At the time of the merger, certain employees converted Company Stock Options into options to purchase shares of Common Stock ("Rollover Options").


                                                                               Long Term
                                                                              Compensation
                                                                         No. of Securities Under-      All Other
Name and Principal Position      Year          Salary       Bonus (a)     lying Options Granted     Compensation (b)
- ---------------------------      ----          ------       ---------    -----------------------    ----------------

Gerald C. Rittenberg             2000         $295,000       $500,000                                     $8,505
   Chief Executive Officer       1999          295,000        450,000                                      7,255
                                 1998          295,000        395,000                                      6,532

James M. Harrison                2000         $275,000       $450,000                                     $9,027
   President, Chief Financial    1999          275,000        400,000                                      5,399
   Officer and Treasurer         1998          275,000        350,000                                      6,286

Garry Kieves                     2000         $240,000                                                   $16,388
   Senior Vice President         1999          240,000                                                    13,289
                                 1998           72,900(c)                       6.648(d)                     929


     (a) Represents amounts earned with respect to the years indicated, whether paid or accrued.

     (b) Represents contributions by the Company under the Profit Sharing & Savings Plan, as well as insurance premiums paid by the Company with respect to term life insurance for the benefit of the named executive officer.

     (c) Mr. Kieves became an employee and Senior Vice President of the Company on September 17, 1998.

     (d) Represents the New Options granted to Mr. Kieves in connection with the acquisition of Anagram in 1998. In addition, 10 Common Stock warrants valued at $225,000 were issued to Mr. Kieves in connection with the Anagram acquisition.

Option Grants Table
- -------------------

          No options under the Options Documents were issued to directors and executive officers of the Company during 2000.

Fiscal 2000 Year End Option Values
- ----------------------------------

                                  Number of Securities            Value of Unexercised In the Money
                           Underlying Unexercised Options            Options at Fiscal Year End
                           ------------------------------         ---------------------------------

Name                       Exercisable      Unexercisable         Exercisable         Unexercisable
- ----                       -----------      -------------         -----------         -------------

Gerald C. Rittenberg          9.989            6.659               $749,175             $499,425

James M. Harrison             9.760            6.508                761,373              507,696

Garry Kieves                  2.659            3.989                 66,475               99,725

          The valuation of unexercised in the money options is based on a valuation of Company Common Stock of $150,000 per share. No New Options or Rollover Options were exercised in the most recent fiscal year.

          For a further description of the New Options and Rollover Options granted to the executives named in the Summary Compensation Table, see "Employment Arrangements" below.

Employment Arrangements
- -----------------------

          Employment Agreement with Gerald C. Rittenberg. Under the Employment Agreement between the Company and Gerald C. Rittenberg, dated as of August 10, 1997 (the "Rittenberg Employment Agreement"), Mr. Rittenberg serves as Chief Executive Officer of the Company for a term expiring December 17, 2001 and which will be extended automatically for successive additional one-year periods unless either the Company gives Mr. Rittenberg, or Mr. Rittenberg gives the Company, written notice of the intention not to extend the term no less than twelve months prior to the end of the term. During 2000, Mr. Rittenberg received $295,000 and will receive during 2001 an annual base salary of $309,750 which will be increased by 5% at the beginning of each new term. Mr. Rittenberg will be eligible for an annual bonus for each calendar year comprised of (i) a non-discretionary bonus equal to 50% of his annual base salary if certain operational and financial targets determined by the Board of Directors in consultation with Mr. Rittenberg are attained and (ii) a discretionary bonus awarded in the sole discretion of the Board of Directors. The Rittenberg Employment Agreement also provides for other customary benefits including incentive, savings and retirement plans, paid vacation, health care and life insurance plans, and expense reimbursement

          Under the Rittenberg Employment Agreement, if Mr. Rittenberg's employment were to be terminated by the Company other than for cause, death or disability, the Company would be obligated to pay Mr. Rittenberg a lump sum cash payment in an amount equal to the sum of (1) accrued unpaid salary, earned but unpaid bonus for any prior year, any deferred compensation and accrued but unpaid vacation pay (collectively, "Accrued Obligations") plus (2) severance pay equal to his annual base salary, provided, however, that in connection with a termination by the Company other than for cause following a Sale Event (as defined below), such severance pay will be equal to Mr. Rittenberg's annual base salary multiplied by the number of years the Company elects as the Restriction Period (as defined below) in connection with the non-competition provisions. Upon termination of Mr. Rittenberg's employment by the Company for cause, death, disability or if he terminates his employment, Mr. Rittenberg will be entitled to his unpaid Accrued Obligations. Additionally, upon termination of Mr. Rittenberg's employment during the current term or any additional term (1) by the Company other than for cause or (2) by reason of his death or disability, or if the current term or any additional term is not renewed at its expiration (other than for cause), the Rittenberg Employment Agreement provides for payment of a prorated portion of the bonus to which Mr. Rittenberg would otherwise have been entitled.

          The Rittenberg Employment Agreement also provides that during his current term, any additional term and during the three-year period following any termination of his employment (the "Restriction Period"), Mr. Rittenberg shall not participate in or permit his name to be used or become associated with any person or entity that is or intends to be engaged in any business which is in competition with the business of the Company, or any of its subsidiaries or controlled affiliates, in any country in which the Company or any of its subsidiaries or controlled affiliates operate, compete or are engaged in such business or at such time intend to so operate, compete or become engaged in such business (a "Competitor"), provided, however, that if Mr. Rittenberg's employment is terminated by the Company other than for cause following a Sale Event, the Restriction Period will be instead a one, two or three-year period at the election of the Company. For purposes of the Rittenberg Employment Agreement, "Sale Event" means either (1) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934 (the "Exchange Act")) that is a Competitor, other than GSCP, of a majority of the outstanding voting stock of the Company or
(2) the sale or other disposition (other than by way of merger or consolidation) of all or substantially all of the assets of the Company and its subsidiaries taken as a whole to any person or group of persons that is a Competitor, provided, however, that an underwritten initial public offering of shares of Company Common Stock pursuant to a registration statement under the Securities Act of 1933 (the "Securities Act") will not constitute a Sale Event. The Rittenberg Employment Agreement also provides for certain other restrictions during the Restriction Period in connection with (a) the solicitation of persons or entities with business relationships with the Company and (b) inducing any employee of the Company to terminate their employment or offering employment to such persons, in each case subject to certain conditions.

          Pursuant to the Rittenberg Employment Agreement, Mr. Rittenberg contributed to Confetti Acquisition, Inc. ("Confetti") immediately prior to the merger in 1997, 272,728 shares of Company Common Stock in exchange for 60.0 shares of Common Stock of Confetti ("Confetti Common Stock"), having an aggregate value equal to approximately $4.5 million, which shares of Confetti Common Stock were valued at the purchase price for which GSCP purchased common shares of Confetti immediately prior to the merger (the "New Purchase Price"). At the time of the merger, such shares of Confetti Common Stock were converted into 60.0 shares of the Company's Redeemable Common Stock as the surviving company in the merger (as converted, the "Rollover Stock").

          Also pursuant to the Rittenberg Employment Agreement in 1997, Mr. Rittenberg was granted New Options to purchase 16.648 shares of Company Common Stock at $75,000 per share. Such New Options vest in equal annual installments over a five-year period and are subject to forfeiture upon termination of Mr. Rittenberg's employment if not vested and exercised within certain time periods specified in the Option Documents. Unless sooner exercised or forfeited as provided in the Option Documents, the New Options will expire on the tenth anniversary in 2007.

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

          Employment Agreement with James M. Harrison. Under the Employment Agreement, dated August 10, 1997, by and between the Company and James M. Harrison (the "Harrison Employment Agreement"), Mr. Harrison serves as President of the Company for a term expiring December 17, 2001 and which will be extended automatically. During 2000, Mr. Harrison received $275,000 and will receive during 2001 an annual base salary of $288,750 which will be increased by 5% at the beginning of each new term. The Harrison Employment Agreement contains provisions for additional terms, salary increases during additional terms, non-discretionary and discretionary bonus payments, severance, other benefits, definitions of cause and disability, and provisions for non-competition and non-solicitation similar to those in the Rittenberg Employment Agreement, with the exception of the provision for an election by the Company of a one, two or three-year Restriction Period following a Sale Event; under the Harrison Employment Agreement, the Restriction Period is fixed at three years and severance pay is fixed at one year's annual base salary.

          Pursuant to the Harrison Employment Agreement, Mr. Harrison was granted New Options to purchase 13.874 shares of Company Common Stock at $75,000 per share. Such New Options were granted on terms similar to those granted pursuant to the Rittenberg Employment Agreement.

          Additionally, under the Harrison Employment Agreement, Mr. Harrison converted, as of the time of the merger in 1997, his Company Stock Options to purchase 50,000 shares of Company Common Stock into Rollover Options to purchase
2.394 shares of Company Common Stock. The Rollover Options have an exercise price per share (the "Rollover Exercise Price") equal to $54,545. Mr. Harrison also received at the time of the Merger a cash bonus equal to $176,041 in connection therewith. The Rollover Options were granted pursuant to the Option Documents and on the same terms as the New Options other than the exercise price.

          Pursuant to the Harrison Employment Agreement, Mr. Harrison was granted immediately prior to the merger in 1997, 15.0 shares of Confetti Common Stock (the "Restricted Stock"), having an aggregate value of $1,125,000, based on the then new purchase price, which shares were converted in the merger in 1997 into 15.0 shares of Company Common Stock. During the Stock Restricted Period (as defined below), the Restricted Stock will be forfeitable and may not be sold, assigned, transferred, pledged or otherwise encumbered by Mr. Harrison. For purposes of the Harrison Employment Agreement, the "Stock Restricted Period" means the period beginning on the date of grant of the Restricted Stock and ending on the earliest of (i) the occurrence of an IPO (as such term is defined in the Stockholders' Agreement); (ii) immediately prior to the consummation of a transaction or series of transactions, approved by the Board of Directors, pursuant to which a person, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act, other than Goldman Sachs or any of its affiliates, acquires a majority of the outstanding voting stock of the Company; and (iii) the termination of Mr. Harrison's employment with the Company (1) because of his death, (2) by the Company without cause, (3) by Mr. Harrison because of the Company's material breach of its obligations under the Harrison Employment Agreement, (4) by Mr. Harrison if the Company imposes on him duties or work conditions materially burdensome to him which are inconsistent with his prior duties and work conditions or (5) because of Mr. Harrison's disability; provided, however, that the Stock Restricted Period ended with respect to 25% of the shares of Restricted Stock on January 1, 1998 and as to 8.33% on each of January 1, 1999 and 2000. With respect to the remaining Restricted Stock, the Stock Restriction Period terminates on January 1, 2007. Pursuant to the Harrison Employment Agreement, upon the voluntary or involuntary termination of Mr.
Harrison's employment during the Stock Restricted Period for any reason other than a reason listed in clause (iii) of the preceding sentence, all shares of Restricted Stock (with respect to which the Stock Restricted Period has not then ended) will be forfeited and returned to the Company without payment.

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

          Employment Agreement with Garry Kieves. Under the Employment Agreement dated August 6, 1998, by and between the Company and Garry Kieves (the "Kieves Employment Agreement"), Mr. Kieves is employed as Senior Vice President of the Company and President of Anagram for a period of three years at an annual base salary of up to $250,000. The Kieves Employment Agreement contains provisions for Additional Terms, salary increases during any Additional Terms, discretionary bonus payments, severance and other benefits, and definitions of disability. The Kieves Employment Agreement also provides that upon termination of employment he may not, for a period of three years, be employed by, or associated in any manner with, any business which is in competition with the Company. The Kieves Employment Agreement may be terminated by the Company upon the death or permanent disability of Mr. Kieves, or for "cause" or without "cause."

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

Amscan Holdings, Inc. 1997 Stock Incentive Plan
- -----------------------------------------------

          In 1997, the Company adopted the Amscan Holdings, Inc. 1997 Stock Incentive Plan (the "Stock Incentive Plan") under which the Company may grant incentive awards in the form of shares of Company Common Stock ("Restricted Stock Awards"), options to purchase shares of Company Common Stock ("Company Stock Options") and stock appreciation rights ("Stock Appreciation Rights") to certain directors, officers, employees and consultants ("Participants") of the Company and its affiliates. The total number of shares of Company Common Stock reserved and available for grant under the Stock Incentive Plan, as amended, is
150. A committee of the Company's board of directors (the "Committee"), or the board itself in the absence of a Committee, is authorized to make grants and various other decisions under the Stock Incentive Plan. Unless otherwise determined by the Committee, any Participant granted an award under the Stock Incentive Plan must become a party to, and agree to be bound by, the Stockholders' Agreement.

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

Compensation of Directors
- -------------------------

          The Company currently does not compensate its directors other than for expense reimbursement.

Stock Performance Graph
- -----------------------

          The Company Common Stock has not traded publicly since December 19, 1997. For this reason a graph indicating the relative performance of the Company Common Stock price to other standard measures has not been included since it would provide no meaningful information.

Compensation Committee Policies
- -------------------------------

          During 2000, compensation of executive officers of the Company was paid according to the terms of existing employment agreements and, accordingly, the Compensation Committee did not make any decisions in 2000 in connection with compensation paid to the Chief Executive Officer and other executive officers of the Company named in the Summary Compensation Table.

Compensation Committee Interlocks and Insider Participation
- -----------------------------------------------------------

          To the knowledge of the Company, no relationship of the type described in Item 402(j)(3) of Regulation S-K existed during 2000 with respect to the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information concerning ownership of shares of Company Common Stock by: (i) persons who are known by the Company to own beneficially more than 5% of the outstanding shares of Company Common Stock; (ii) each director of the Company; (iii) each executive officer of the Company named in the Summary Compensation table; and (iv) all directors and executive officers named in the Summary Compensation table of the Company as a group.

                                               Shares of Company    Percentage
                                                  Common Stock       of Class
Name of Beneficial Owner                      Beneficially Owned  Outstanding(a)
- ------------------------                      ------------------  --------------

Gerald C. Rittenberg (b)....................       69.989             6.1%
James M. Harrison (c).......................       24.760             2.2
Garry Kieves, Garry Kieves Retained
   Annuity Trust and Garry Kieves

   Irrevocable Trust, in aggregate (d)......      132.659            11.6
Terence M. O'Toole (e)......................        --                --
Sanjeev K. Mehra (f)........................        --                --
Joseph P. DiSabato (g)......................        --                --
Estate of John A. Svenningsen...............      100.0               8.8
   c/o Kurzman & Eisenberg LLP
   One North Broadway, Suite 1004
   White Plains, New York 10601
The Goldman Sachs Group, Inc.
   and affiliates (h).......................      865.0              73.8
   85 Broad Street
   New York, New York 10004

All directors, and executive officers
as a group (6 persons) (i)..................      227.408            19.5

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

(b) Includes 9.989 shares which could be acquired by Mr. Rittenberg within 60 days upon exercise of options.

(c) Includes 9.760 shares which could be acquired by Mr. Harrison within 60 days upon exercise of options.

(d) Includes 2.659 shares which could be acquired by Mr. Kieves within 60 days upon exercise of options and 10 shares that could be acquired upon exercise of warrants.

(e) Mr. O'Toole, who is a Managing Director of Goldman Sachs, disclaims beneficial ownership of the shares of Company Common Stock that are owned by The Goldman Sachs Group, Inc. and its affiliates, except to the extent of his pecuniary interest therein, if any.

(f) Mr. Mehra, who is a Managing Director of Goldman Sachs, disclaims beneficial ownership of the shares of Company Common Stock that are owned by The Goldman Sachs Group, Inc. and its affiliates, except to the extent of his pecuniary interest therein, if any.

(g) Mr. DiSabato, who is a Managing Director of Goldman Sachs, disclaims beneficial ownership of the shares of Company Common Stock that are owned by The Goldman Sachs Group, Inc. and its affiliates, except to the extent of his pecuniary interest therein, if any.

(h) The Goldman Sachs Group, Inc. may be deemed to own beneficially and indirectly in the aggregate 825 shares of Company Common Stock and 40.0 shares of Series A Redeemable Convertible Preferred Stock through the investment partnerships GS Capital Partners II, L.P. (which owns approximately 517.6 shares of Company Common Stock and 25.1 shares of Series A Redeemable Convertible Preferred Stock), GS Capital Partners II Offshore, L.P. (which owns approximately 205.8 shares of Company Common Stock and 9.976 shares of Series A Redeemable Convertible Preferred Stock), Goldman Sachs & Co. Verwaltungs GmbH as nominee for GS Capital Partners II (Germany) C.L.P. (which owns approximately 19.1 shares of Company Common Stock and 0.924 shares of Series A Redeemable Convertible Preferred Stock), Stone Street Fund 1997, L.P. (which owns approximately 55.5 shares of Company Common Stock and 2.692 shares of Series A Redeemable Convertible Preferred Stock) and Bridge Street Fund 1997, L.P. (which owns approximately 27.0 shares of Company Common Stock and 1.308 shares of Series A Redeemable Convertible Preferred Stock) (collectively the "Limited Partnerships"), of each of which affiliates of The Goldman Sachs Group, Inc. are the general partner or managing general partner. Each share of Series A Redeemable Convertible Preferred Stock is convertible at any time at the option of the holder into one share of Company Common Stock. The Goldman Sachs Group, Inc. disclaims beneficial ownership of the shares reported herein as beneficially owned by the Limited Partnerships except to the extent of its pecuniary interest therein. The Limited Partnerships share voting and investment power with The Goldman Sachs Group, Inc.

(i) Includes 22.408 shares which could be acquired by the executive officers within 60 days upon exercise of options and 10 shares which could be acquired by Mr. Kieves upon exercise of warrants.

 Stockholders' Agreement
 -----------------------

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Amscan is obligated to obtain interest rate protection, pursuant to interest rate swaps, caps or other similar arrangements satisfactory to GS Credit Partners, with respect to a notional amount of not less than half of the aggregate amount outstanding under the Term Loan. At December 31, 2000, Amscan had two interest rate swap contracts outstanding with GSCM. On September 30, 1998, Amscan entered into a three year interest rate swap contract for a notional amount of $35,000,000 with GSCM at an interest rate of 4.808% plus a spread based on certain defined ratios (7.68% at December 31, 2000). On September 17, 1999, Amscan entered into a two year interest rate swap contract for a notional amount of $31,000,000 at an interest rate of 6.424% plus a spread based on certain defined ratios (9.30% at December 31, 2000). Net settlements received from GSCM under the swap contracts for the year ended December 31, 2000 totaled $600,000.

          On October 1, 1999, Amscan granted a $1,000,000 line of credit to Mr. Gerald C. Rittenberg. The line expires on December 31, 2001. Amounts borrowed under the line are evidenced by a note and are secured by a lien on the equity interests which Mr. Rittenberg has in Amscan. In addition, amounts borrowed bear interest at Amscan's incremental borrowing rate in effect during the term such loan is outstanding with interest payable on a quarterly basis. At December 31, 2000, borrowings under this line totaled $620,600 and bore interest at 8.63%.

          Under the agreement providing for the merger in 1997, Amscan has agreed to indemnify for six years after the merger all former directors, officers, employees and agents of the Company, to the fullest extent currently provided in the Company's Certificate of Incorporation and By-laws consistent with applicable law, for acts or omissions occurring prior to the merger to the extent such acts or omissions are uninsured and will, subject to certain limitations, maintain for six years its prior directors' and officers' liability insurance.

          Goldman Sachs and its affiliates have certain interests in the Company. Messrs. O'Toole, Mehra and DiSabato are Managing Directors of Goldman Sachs, and each of them is a director of the Company. GSCP currently owns approximately 72.8% of the outstanding shares of Company Common Stock.
Accordingly, the general and managing partners of each of the GSCP Fund Partners, which are affiliates of Goldman Sachs and The Goldman Sachs Group, Inc. may each be deemed to be an "affiliate" of GSCP and the Company. See "Ownership of Capital Stock." Pursuant to the Stockholder's Agreement, Goldman Sachs has the exclusive right (if it so elects) to perform certain investment banking and similar services for the Company on customary terms. Goldman Sachs may from time to time receive customary fees for services rendered to the Company. During 2000, Amscan paid Goldman Sachs and its affiliates service fees of $350,000.

          During the first quarter of 2001, 100 shares of the authorized shares of preferred stock, $0.10 par value, were designated as Series A Redeemable Convertible Preferred Stock. On March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock for net proceeds of $6.0 million, to Goldman Sachs and its affiliates.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:
          1. and 2.  Financial Statements and Schedule.

               See Index to Consolidated Financial Statements and Financial Statement Schedule which appears on page F-1 herein.

          3.  Exhibits

Exhibit
Number                        Description
- ------                        -----------

2(a) Agreement and Plan Merger, by and among Amscan Holdings, Inc. and Confetti Acquisition, Inc., dated as of August 10, 1997 (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

2(b) Stock Purchase Agreement, dated as of August 6, 1998, by and among Amscan Holdings, Inc. and certain stockholders of Anagram International, Inc. and certain related companies (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated August 6, 1998 (Commission File No. 000-21827))

3(a) Certificate of Incorporation of Amscan Holdings, Inc., dated October 3, 1996, as amended to March 30, 2001

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

3(e) Articles of Incorporation of Anagram International Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

3(f) By-laws of Anagram International Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

3(g) Articles of Organization of Anagram International, LLC (incorporated by reference to Exhibit 3.5 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

3(h) Operating Agreement of Anagram International, LLC (incorporated by reference to Exhibit 3.6 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

3(i) Certificate of Formation of Anagram Eden Prairie Property Holdings LLC (incorporated by reference to Exhibit 3.7 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

4(a) Indenture, dated as of December 19, 1997, by and among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company with respect to the Senior Subordinated Notes (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

4(b) Supplemental Indenture, dated as of September 17, 1998, by and among Anagram International, Inc., Anagram International Holdings, Inc., Anagram International, LLC, Anagram Eden Prairie Property Holdings LLC and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

4(c) Warrant Agreement, dated as of August 6, 1998, by and between Amscan Holdings, Inc. and Garry Kieves Retained Annuity Trust (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated August 6, 1998 (Commission File No. 000-21827))

4(d) Senior Subordinated Guarantee, dated as of September 17, 1998, by Anagram International, Inc., Anagram International Holdings, Inc., Anagram International, LLC, and Anagram Eden Prairie Property Holdings LLC (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

4(e) Amended and Restated Revolving Loan Credit Agreement, dated as of September 17, 1998, by and among the Registrant, the financial institutions parties thereto, Goldman, Sachs Credit Partners L.P., as arranger and syndication agent, and Fleet National Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

4(f) Amended and Restated AXEL Credit Agreement, dated as of September 17, 1998, by and among the Registrant, the financial institutions parties thereto, Goldman, Sachs Credit Partners L.P., as arranger and syndication agent, and Fleet National Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

4(g) Second Amendment and Limited Waiver to Amended and Restated Revolving Loan Credit Agreement, dated as of September 19, 2000, by and among the

          Registrant, the financial institutions parties thereto, Goldman, Sachs Credit Partners L.P., as arranger and syndication agent, and Fleet National Bank, as administrative agent (incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (Commission File No. 000-21827)).

4(h) First Amendment and Limited Waiver to Amended and Restated AXEL Credit Agreement, dated as of September 19, 2000, by and among the Registrant, the financial institutions parties thereto, Goldman, Sachs Credit Partners L.P., as arranger and syndication agent, and Fleet National Bank, as administrative agent (incorporated by reference to Exhibit 4(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (Commission File No. 000-21827)).

9 Voting Agreement, dated August 10, 1997 among Confetti Acquisition, Inc., the Estate of John A. Svenningsen and Christine Svenningsen (incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

10(a)     Tax Indemnification  Agreement between Amscan Holdings, Inc., and John
          A. Svenningsen, dated as of December 18, 1996 (incorporated by reference to Exhibit 10(j) to the Registrant's 1996 Annual Report on Form 10-K (Commission File No. 000-21827))

10(b) Tax Indemnification Agreement between Amscan Holdings, Inc., Christine Svenningsen and the Estate of John A. Svenningsen, dated as of August 10, 1997 (incorporated by reference to Exhibit 10.17 to the
          Registrant's Registration Statement on Form S-4 (Registration No. 333-40235))

10(c) The MetLife Capital Corporation Master Lease Purchase Agreement between MetLife Capital Corporation and Amscan Inc., Deco Paper Products, Inc., Kookaburra USA Ltd., and Trisar, Inc., dated November 21, 1991, as amended (incorporated by reference to Exhibit 10(n) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

10(d) Form of Indemnification Agreement between the Company and each of the directors of the Company (incorporated by reference to Exhibit 10(o) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

10(e) Exchange and Registration Agreement, dated as of December 19, 1997, by and among the Company and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

10(f) Stockholders' Agreement, dated as of December 19, 1997, by and among the Company and the Stockholders thereto (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

10(g) Employment Agreement, dated as of August 10, 1997, by and among the Company and Gerald C. Rittenberg (incorporated by reference to Exhibit
          10.5 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

10(h) Employment Agreement, dated as of August 10, 1997, by and among the Company and James M. Harrison (incorporated by reference to Exhibit
          10.6 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

10(i) Amendment dated December 1, 1999 to the Employment Agreement between Amscan Holdings, Inc. and James M. Harrison (incorporated by reference to Exhibit 10.15 to Post-Effective Amendment No. 3 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

10(j) Amscan Holdings, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

10(k) Amendment No. 1 to the Stockholders' Agreement, dated as of August 6, 1998 by and among Amscan Holdings, Inc. and certain stockholders of Amscan Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 6, 1998 (Commission File No. 000-21827))

10(l) Employment Agreement, dated as of August 6, 1998, by and among the Company and Garry Kieves (incorporated by reference to Exhibit 99.1 to the Regsitrant's Current Report on Form 8-K dated August 6, 1998 (Commission File No. 000-21827))

10(m) Line of Credit Agreement, dated October 1, 1999, by and among the Company and Gerald C. Rittenberg (incorporated by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 000-21827))

10(n) Agreement dated as of September 14, 2000 by and between Amscan, Inc. and CLAYCO Construction Company, Inc. (incorporated by reference to
          Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (Commission File No. 000-21827))

10(o) Amendment No. 2 to the Stockholders' Agreement, dated as of March 30, 2001 by and among Amscan Holdings, Inc. and certain stockholders of Amscan Holdings, Inc.

12        Statement re: computation of ratio of earnings to fixed charges

21        Subsidiaries of the Registrant  (incorporated  by reference to Exhibit
          21.1  to  Post-  Effective   Amendment  No.  2  to  the   Registrant's
          Registration Statement on Form S-4 (Registration No. 333-45457))

23.1      Consent of Ernst & Young LLP


(b)  Reports on Form 8-K.
         Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMSCAN HOLDINGS, INC.


                                        By:  /s/  James M. Harrison
                                           ------------------------------------
                                           James M. Harrison

Date:  March 30, 2001

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

       Signature                           Title                       Date
       ---------                           -----                       ----

/s/ Terence M. O'Toole            Chairman of the Board of        March 30, 2001
- -------------------------         Directors
Terence M. O'Toole


/s/ Sanjeev K. Mehra             Director
- -------------------------
Sanjeev K. Mehra


/s/ Joseph P. DiSabato           Director
- -------------------------
Joseph P. DiSabato


/s/ Gerald C. Rittenberg         Chief Executive Officer and      March 30, 2001
- -------------------------        Director
Gerald C. Rittenberg



/s/ James M. Harrison            President, Chief Financial       March 30, 2001
- -------------------------        Officer, Treasurer and
James M. Harrison                Director (principal financial
                                 officer)



/s/ Michael A. Correale          Vice President                   March 30, 2001
- -------------------------        (principal accounting officer)
Michael A. Correale

                                    FORM 10-K

                           Item 8, Item 14(a) 1 and 2

                              AMSCAN HOLDINGS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULE

                          Year Ended December 31, 2000

Consolidated Financial Statements as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000:

                                                                            Page
                                                                            ----

    Report of Independent Auditors.......................................   F-2

    Consolidated Balance Sheets..........................................   F-3

    Consolidated Statements of Income....................................   F-4

    Consolidated Statements of Stockholders' Deficit.....................   F-5

    Consolidated Statements of Cash Flows ...............................   F-6

    Notes to Consolidated Financial Statements...........................   F-8


Financial Statement Schedule for the three years ended December 31, 2000:

    Schedule II - Valuation and Qualifying Accounts......................   F-32





All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


To The Board of Directors and Stockholders
Amscan Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Amscan Holdings, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule as of and for each of the three years in the period ended December 31, 2000, as listed in the accompanying index to the financial statements (Item 14(a)). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amscan Holdings, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule as of and for each of the three years in the period ended December 31, 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Stamford, Connecticut
March 15, 2001,                                           /s/ ERNST & YOUNG LLP
except for paragraphs 4, 5 and 6
of Note 12, as to which the
date is March 30, 2001.

                              AMSCAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                        December 31,
                                                                                  ------------------------
                                                                                     200            1999
                                                                                  ---------      ---------
                                     ASSETS

Current assets:
   Cash and cash equivalents ................................................     $   1,469      $     849
   Accounts receivable, net of allowances of $5,246 and $6,172, respectively         62,678         56,896
   Inventories ..............................................................        71,539         59,193
   Prepaid expenses and other current assets ................................         9,272         11,802
                                                                                  ---------      ---------
         Total current assets ...............................................       144,958        128,740
Property, plant and equipment, net ..........................................        69,198         61,709
Intangible assets, net ......................................................        59,360         63,331
Other assets, net ...........................................................         7,111          9,707
                                                                                  ---------      ---------
         Total assets .......................................................     $ 280,627      $ 263,487
                                                                                  =========      =========

         LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Loans and notes payable ..................................................     $  10,335      $   4,688
   Accounts payable .........................................................        28,820         18,967
   Accrued expenses .........................................................        17,091         16,332
   Income taxes payable .....................................................         1,198          2,963
   Current portion of long-term obligations .................................         3,754          3,562
                                                                                  ---------      ---------
         Total current liabilities ..........................................        61,198         46,512
Long-term obligations, excluding current portion ............................       261,815        266,891
Deferred income tax liabilities .............................................        13,314         12,001
Other .......................................................................         2,413          3,030
                                                                                  ---------      ---------
         Total liabilities ..................................................       338,740        328,434

Redeemable Common Stock .....................................................        28,768         23,582

Commitments and Contingencies

Stockholders' deficit:
   Common Stock .............................................................          --             --
   Additional paid-in capital ...............................................           233            225
   Unamortized restricted Common Stock award, net ...........................          (354)          (405)
   Notes receivable from stockholders .......................................          (548)          (664)
   Deficit ..................................................................       (83,867)       (86,797)
   Accumulated other comprehensive loss .....................................        (2,345)          (888)
                                                                                  ---------      ---------
         Total stockholders' deficit ........................................       (86,881)       (88,529)
                                                                                  ---------      ---------

         Total liabilities, redeemable Common Stock and stockholders' deficit     $ 280,627      $ 263,487
                                                                                  =========      =========

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)

                                                         For the Years Ended December 31,
                                                      -------------------------------------
                                                         2000          1999         1998
                                                      ---------     ---------     ---------

Net sales .......................................     $ 325,548     $ 306,112     $ 235,294
Cost of sales ...................................       206,872       194,632       151,324
                                                      ---------     ---------     ---------
         Gross profit ...........................       118,676       111,480        83,970

Operating expenses:
   Selling expenses .............................        30,642        24,455        17,202
   General and administrative expenses ..........        31,958        30,694        20,612
   Provision for doubtful accounts ..............         7,133         2,906         3,336
   Art and development costs ....................         8,453         8,650         5,972
   Non-recurring charges ........................                         995
   Restructuring charges ........................           500                       2,400
                                                      ---------     ---------     ---------
         Total operating expenses ...............        78,686        67,700        49,522
                                                      ---------     ---------     ---------
         Income from operations .................        39,990        43,780        34,448

Interest expense, net ...........................        26,355        26,365        22,965
Other expense (income), net .....................            96            35          (121)
                                                      ---------     ---------     ---------
Income before income taxes and minority interests        13,539        17,380        11,604

Income tax expense ..............................         5,348         7,100         4,816
Minority interests ..............................            75            73            79
                                                      ---------     ---------     ---------
         Net income .............................     $   8,116     $  10,207     $   6,709
                                                      =========     =========     =========




          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
              For the Years Ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)

                                                                Unamortized
                                                                Restricted      Notes                   Accumulated
                                                     Additional   Common      Receivable                   Other
                                            Common     Paid-in  Stock Award,     from                  Comprehensive
                                             Stock     Capital      Net      Stockholders   Deficit         Loss           Total
                                             -----     -------   ---------   ------------  ---------   -------------    ----------
Balance at December 31, 1997...........     $   -       $  -       $(835)       $(750)     $(92,912)     $  (722)        $(95,219)
    Net income.........................                                                       6,709                         6,709
    Net change in cumulative
       translation adjustment..........                                                                    (528)             (528)
                                                                                                                         --------
          Comprehensive income.........                                                                                     6,181
    Reclassification of Common
       Stock to Redeemable

          Common Stock.................                                                      (4,781)                       (4,781)
    Issuance of 10 Common Stock
       warrants........................                   225                                                                 225
    Accretion in redeemable
       Common Stock....................                                                      (1,985)                       (1,985)
    Amortization of restricted
       Common Stock award..............                              260                                                      260
    Payments received on notes
       receivable from stockholders....                                            32                                          32
                                            -------     ------     -----       ------      --------      --------        --------
Balance at December 31, 1998...........         -         225       (575)       (718)       (92,969)      (1,250)         (95,287)
    Net income.........................                                                      10,207                        10,207
    Net change in cumulative
       translation adjustment..........                                                                      362              362
                                                                                                                         --------
          Comprehensive income.........                                                                                    10,569
    Accretion in redeemable

       Common Stock....................                                                      (4,035)                       (4,035)
    Amortization of restricted
       Common Stock award..............                              170                                                      170
    Payments received on notes.........
      receivable from stockholders.....                                            54                                          54
                                            -------     -----      -----        -----      --------      -------         --------
Balance at December 31, 1999...........         -         225       (405)        (664)      (86,797)        (888)         (88,529)
    Net income.........................                                                       8,116                         8,116
    Net change in cumulative
       translation adjustment..........                                                                   (1,457)          (1,457)
                                                                                                                         --------
          Comprehensive income.........                                                                                     6,659
    Accretion in redeemable

       Common Stock and other..........                     8                                (5,186)                       (5,178)
    Amortization of restricted
       Common Stock award..............                               51                                                       51
    Payments received on notes.........
      receivable from stockholders.....                                           116                                         116
                                            -------     -----      -----       ------      --------      -------         --------
Balance at December 31, 2000...........     $   -       $ 233      $(354)       $(548)     $(83,867)     $(2,345)        $(86,881)
                                            =======     =====      =====        =====      ========      =======         ========


          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                                                For the Years Ended December 31,
                                                                            ---------------------------------------
                                                                               2000           1999          1998
                                                                            ---------      ---------      ---------
Cash flows from operating activities:
   Net income .........................................................     $   8,116      $  10,207      $   6,709
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization ....................................        14,487         12,931          8,501
     Amortization of deferred financing costs .........................           902            870            748
     (Gain) loss on disposal of property and equipment ................            (9)            86            (22)
     Provision for doubtful accounts ..................................         7,133          2,906          3,336
     Restructuring and other non-recurring charges ....................           500            995          2,400
     Amortization of restricted Common Stock award ....................            51            170            260
     Deferred income tax provision ....................................         1,761          3,764          2,441
     Changes in operating assets and liabilities, net of acquisitions:
       Increase in accounts receivable ................................       (12,895)       (14,297)        (1,124)
       (Increase) decrease in inventories .............................       (12,346)        (4,612)         6,853
       Decrease (increase) in prepaid expenses and other current assets
            and other, net ............................................         2,989         (2,164)         1,588
       Increase (decrease) in accounts payable, accrued expenses
          and income taxes payable ....................................         8,569          8,579         (8,928)
                                                                            ---------      ---------      ---------
          Net cash provided by operating activities ...................        19,258         19,435         22,762

Cash flows from investing activities:
   Cash paid for acquisitions .........................................                                     (78,382)
   Capital expenditures ...............................................       (18,576)       (11,632)        (7,514)
   Proceeds from disposal of property, plant and equipment ............           101            216          2,769
                                                                            ---------      ---------      ---------
Net cash used in investing activities .................................       (18,475)       (11,416)       (83,127)

Cash flows from financing activities:
   Net proceeds from sale of Common Stock .............................                                         181
   Payments to acquire Common Stock in the merger .....................           (21)           (29)       (93,155)
   Proceeds from loans, notes payable and long-term obligations
      net of debt issuance costs of $964 in 1998 ......................         5,647            450         59,064
   Repayment of loans, notes payable and long-term obligations ........        (4,884)        (9,242)       (15,917)
   Other ..............................................................           124             54             65
                                                                            ---------      ---------      ---------
           Net cash provided by (used in) financing activities ........           866         (8,767)       (49,762)

Effect of exchange rate changes on cash ...............................        (1,029)           480           (295)
                                                                            ---------      ---------      ---------
           Net increase (decrease) in cash and cash equivalents .......           620           (268)      (110,422)
           Cash and cash equivalents at beginning of year .............           849          1,117        111,539
                                                                            ---------      ---------      ---------
Cash and cash equivalents at end of year ..............................     $   1,469      $     849      $   1,117
                                                                            =========      =========      =========

Supplemental  disclosures of cash flow information:
Cash paid during the period for:

           Interest ...................................................     $  26,047      $  25,278      $  23,174
           Income taxes ...............................................     $   5,352      $     950      $   2,558



          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                             (Dollars in thousands)


Supplemental information on noncash activities (dollars in thousands):

Capital lease obligations of $651 and $200 were incurred in 1999 and 1998, respectively. There were no capital lease obligations incurred in 2000.

In connection with the acquisition of Anagram International, Inc. and certain related companies in 1998, the Company issued 120 shares of redeemable Common Stock (see Note 12) valued at $12,600 and issued warrants to purchase 10 shares of the Company's Common Stock for $125 per share valued at $225 (expiring on September 17, 2008) to the former owner of Anagram International, Inc.





          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2000


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

          Amscan Holdings, Inc. ("Amscan Holdings" and, together with its subsidiaries, "AHI" or the "Company") was incorporated on October 3, 1996 for the purpose of becoming the holding company for Amscan Inc. and certain affiliated entities in connection with an initial public offering of Common Stock ("IPO") involving the sale of 4,000,000 shares of its Common Stock at $12.00 per share completed on December 18, 1996. On January 8, 1997, an additional 422,400 shares of Common Stock were sold at $12.00 per share to cover the over-allotments as provided for in the underwriting agreement between the Company and the underwriters associated with the IPO.

          On December 19, 1997, Amscan Holdings and Confetti Acquisition, Inc. ("Confetti"), a newly formed Delaware corporation affiliated with GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co. (collectively, "GSCP"), entered into a merger pursuant to an agreement (the "Merger Agreement") providing for a recapitalization of Amscan Holdings in which Confetti was merged with and into Amscan Holdings (the "Merger"), with Amscan Holdings as the surviving corporation. Pursuant to certain employment arrangements, certain employees of the Company, at that time, purchased an aggregate of 10 shares of Company Common Stock following the Merger (see Note 12). The Merger was accounted for as a recapitalization and, accordingly, the historical basis of the Company's assets and liabilities was not impacted by the Merger.

          Amscan Holdings and its subsidiaries design, manufacture, contract for manufacture and distribute party and novelty goods principally in North America, South America, Europe, Asia and Australia.

Basis of Presentation
- ---------------------

          The consolidated  financial  statements include the accounts of Amscan
Holdings  and  its  subsidiaries.   All  material   intercompany   balances  and
transactions have been eliminated in consolidation.

Acquisitions
- ------------

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

          The Company financed the Acquisition with $40,000,000 of senior term debt, $20,000,000 of additional revolving credit borrowings, cash on hand, the issuance of 120 shares of the Company's redeemable Common Stock valued at $12,600,000 and the issuance of 10 warrants to purchase shares of the Company's Common Stock at $125,000 per share valued at $225,000.

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

          The following summarized unaudited pro forma financial information assumes the Acquisition had occurred on January 1, 1998 (dollars in thousands):

Year Ended December 31, 1998:
           Net sales ...................................      $278,754
           Net income   ................................        $4,843

          The unaudited pro forma consolidated financial information does not purport to be indicative of actual results that would have been achieved had the Acquisition been consummated on the date or for the periods indicated or results of operations as of any future date or for any future period.

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2000


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

          The results of operations attributable to the additional 25% interest in Amscan Holdings Limited are included in the accompanying financial statements from the date of acquisition. The pro forma results of operations adjusted for the aforementioned acquisition for the periods presented are not significant, and, accordingly, pro forma information has not been provided.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents
- ----------------

          Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Inventories
- -----------

          Substantially all inventories of the Company are valued at the lower of cost (principally on the first-in, first-out method) or market.

Long-Lived Assets
- -----------------

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

          Intangible assets of $59,360,000 and $63,331,000 at December 31, 2000 and 1999, respectively, are comprised principally of goodwill, net of amortization. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over periods ranging from 25 to 30 years. Accumulated amortization was $9,898,000 and $6,362,000 at December 31, 2000 and 1999, respectively.

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

Deferred Financing Costs
- ------------------------

          Deferred financing costs (included in other assets) are amortized to interest expense using the interest method over the lives of the related debt.

Revenue Recognition
- -------------------

          The Company recognizes revenue from product sales when the goods are shipped to the customers.

Royalty Agreements
- ------------------

          Commitments for minimum payments under royalty agreements, a portion of which may be paid in advance, are charged to expense ratably, based on the Company's estimate of total sales of related products. If all or a portion

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2000


of the minimum guarantee subsequently appears not to be recoverable, the unrecoverable portion is charged to expense at that time.

Catalogue Costs
- ---------------

          The Company expenses costs associated with the production of annual catalogues when incurred.

Art and Development Costs
- -------------------------

          Art and  development  costs are primarily  internal costs that are not
easily   associated  with  specific  designs  which  may  not  reach  commercial production. Accordingly, the Company expenses these costs as incurred.

Interest Rate Swap Agreements
- -----------------------------

          The Company enters into interest rate swap agreements to limit the effect of increases in the interest rates on any floating rate debt. Payments or receipts are accrued as interest rates change and are recorded as adjustments to interest expense.

Income Taxes
- ------------

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

Stock-Based Compensation
- ------------------------

          The Company accounts for stock based awards in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board
Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" which requires the recognition of compensation expense at the date of grant only if the current market price of the underlying stock exceeds the exercise price, and to provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the recognition provisions of APB No. 25 and has provided the pro forma disclosures required by SFAS No. 123 (see Note 10).

Accumulated Other Comprehensive Loss
- ------------------------------------

          Accumulated other comprehensive loss at December 31, 2000, 1999, and 1998 consisted solely of the Company's foreign currency translation adjustment.

Foreign Currency Transactions and Translation
- ---------------------------------------------

          The functional currencies of the Company's foreign operations are the local currencies in which they operate. Realized foreign currency exchange gains or losses, which result from the settlement of receivables or payables in currencies other than the functional currencies, are credited or charged to operations. Unrealized gains or losses on foreign currency exchanges are insignificant.

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

Derivative Instruments and Hedging Activities
- ---------------------------------------------

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2000

Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and, in June 1999 and June 2000, issued SFAS No. 137 and No. 138 as amendments thereto. These statements provide a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities, requiring all derivatives to be recognized on the balance sheet at fair value and establishing standards for the recognition of changes in such fair value. These statements are effective for fiscal years beginning after June 15, 2000. The Company is obligated to obtain interest rate protection, pursuant to interest rate swaps, caps or other similar arrangements satisfactory to GS Credit Partners, with respect to a notional amount of not less than one-half of the aggregate amount outstanding under a senior term loan (see Note
6). As long as hedge effectiveness is maintained, the Company's interest rate arrangements qualify for hedge accounting as cash flow hedges under SFAS No. 133 as amended by SFAS 138. The Company has adopted these statements effective January 1, 2001. Because of the Company's limited use of derivatives, management does not anticipate the adoption of SFAS No. 133 will have a significant effect on earnings or the financial position of the Company.

Concentration of Credit Risk
- ----------------------------

          While the Company's customers are geographically dispersed throughout North America, South America, Europe, Asia and Australia, there is a concentration of sales made to and accounts receivable from the stores which operate in the party goods superstore channel of distribution. At December 31, 2000 and 1999, Party City Corporation ("Party City") the Company's largest customer with 451 corporate and franchise stores, accounted for 19% and 21%, respectively, of consolidated accounts receivable, net. For the years ended December 31, 2000, 1999, and 1998, sales to Party City's corporate stores represented 12%, 10% and 13% of consolidated net sales, respectively. For the years ended December 31, 2000, 1999, and 1998, sales to Party City's franchise stores represented 13%, 9% and 10% of consolidated net sales, respectively. No other group or combination of customers subjected the Company to a concentration of credit risk. During the first quarter of 1999, Party City experienced financial difficulties which were addressed during the fourth quarter of 1999 through new financing arrangements. Additionally, Party City entered into an agreement with its trade vendors, including Amscan, whereby, among other things, the vendors received promissory notes for one-third of their then existing accounts receivable balances. The Company reclassified the amount of its note ($2.2 million at December 31, 1999) from accounts receivable to prepaid expenses and other current assets upon receipt of the note. The note was paid in January 2000. Although the Company believes its relationships with Party City and its franchisees are good, if they were to reduce their volume of purchases from the Company significantly, the Company's financial condition and results of operations could be materially adversely affected.

Reclassifications
- -----------------

          In connection with the preparation of the accompanying financial statements, the Company has reclassified certain amounts in prior year financial statements to conform to the current year presentation.

Use of Estimates
- ----------------

          The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 - INVENTORIES

          Inventories at December 31, 2000 and 1999 consisted of the following (dollars in thousands):

                                                           2000          1999
                                                         --------      --------
Finished goods ......................................    $ 61,680      $ 50,278
Raw materials .......................................       7,614         6,706
Work-in process .....................................       4,677         4,238
                                                         --------      --------
                                                           73,971        61,222
Less:  reserve for slow moving and obsolete inventory      (2,432)       (2,029)
                                                         --------      --------
                                                         $ 71,539      $ 59,193
                                                         ========      ========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2000

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

          Major classifications of property, plant and equipment at December 31, 2000 and 1999 consisted of the following (dollars in thousands):

                                                                                  Estimated
                                                        2000          1999      Useful Lives
                                                     ----------    ----------   ------------
Machinery and equipment ........................     $  69,909      $  63,356       3-15
Buildings ......................................        11,984         12,010       31-40
Data processing equipment ......................        20,985         19,618         5
Leasehold improvements .........................         4,198          3,786       2-20
Furniture and fixtures .........................         5,529          3,579        10
Construction in progress .......................         2,976
Land ...........................................         7,123          2,237
                                                     ---------      --------
                                                       122,704        104,586
Less:  accumulated depreciation and amortization       (53,506)       (42,877)
                                                     ---------      --------
                                                     $  69,198      $ 61,709
                                                     =========      ========

          Depreciation and amortization expense was $10,882,000, $9,271,000 and $7,179,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

          In October 2000, the Company purchased property for the construction of a new domestic distribution facility for $4.9 million and entered into a contract for the design and construction of the new facility with an estimated cost, excluding capitalized interest, of $22.1 million. Through December 31, 2000, the Company incurred costs of $3.0 million relating to the construction of the new facility, including $0.2 million of capitalized interest costs. The expenditures were financed through December 31, 2000 by borrowings under the Company's revolving credit facility. The Company intends to permanently finance both the purchase of property and the construction of the facility using proceeds from an issuance of preferred stock of $6 million (see Note 12), long term borrowings totaling $20 million, and working capital of $1.0 million. The Company has obtained firm commitments totaling $20 million for the permanent financings from both the New York Job Development Authority and a financial institution. The Company has amended and restated its Bank Credit Facilities to provide for, among other things, the additional borrowings and future capital expenditures for the construction of the new facility.

NOTE 5 - LOANS AND NOTES PAYABLE

          Loans and notes payable outstanding at December 31, 2000 and 1999 consisted of the following (dollars in thousands):

                                                                                  2000        1999
                                                                                 -------     -------
Revolving credit line with interest at the Eurodollar rate plus 2.00%
     (8.78%, at December 31, 2000) .........................................     $ 6,000     $  --
Revolving credit line with interest at the prime rate plus 0.625%
     to 1.25% (weighted average rate of 10.43% and 9.67% at December 31,
     2000 and 1999, respectively) ..........................................       4,335       4,210
Revolving credit line with interest at LIBOR plus 1.0%
     (7.0% at  December 31, 1999) ..........................................        --           375
Revolving credit line with interest at the U.K. bank rate plus 1.75%
     (7.5% at December 31, 1999) ...........................................        --           103
                                                                                 -------     -------
                                                                                 $10,335     $ 4,688
                                                                                 =======     =======

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2000

          On December 19, 1997, the Company entered into Bank Credit Facilities (see Note 6) which include a $50,000,000 revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility expires on December 31, 2002 and bears interest, at the option of the Company, at the lenders' customary base rate plus, based on certain terms, a range of 1.00% to 1.50% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus, based on certain terms, a range of 2.00 % to 2.50% per annum. Interest on balances outstanding under the Revolving Credit Facility are subject to adjustment in the future based on the Company's performance. Amounts drawn on the Revolving Credit Facility are also subject to an agreed upon borrowing base and periodic reduction of outstanding balances. All borrowings under the Revolving Credit Facility are guaranteed by the Company's domestic subsidiaries and are subject to mandatory prepayments upon the occurrence of certain events (see Note 6).

          In October 2000, the Company amended and restated its credit agreements to provide for, among other things, the additional borrowings and future capital expenditures for the construction of the new domestic distribution facility (see Note 4).

          In addition to the Revolving Credit Facility, the Company has a $400,000 Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate and expires on June 15, 2001, a $1,000,000 British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on June 1, 2001 and $1,000,000 revolving credit facility which bears interest at LIBOR plus 1.0% and expires on January 31, 2002. No borrowings were outstanding under the Canadian dollar denominated revolving credit facility at December 31, 2000 and 1999.

         The weighted average interest rates on loans and notes payable outstanding at December 31, 2000 and 1999 were 9.47% and 9.40%, respectively.

NOTE 6 - LONG-TERM OBLIGATIONS

          Long-term obligations at December 31, 2000 and 1999 consisted of the following (dollars in thousands):

                                                         2000           1999
                                                      ---------      ---------
 Senior subordinated notes (a) ..................     $ 110,000      $ 110,000
 Term loan (b) ..................................       151,234        154,057
 Mortgage obligation (c) ........................         2,222          2,814
 Notes payable (d) ..............................           486            734
 Capital lease obligations (e) ..................         1,627          2,848
                                                      ---------      ---------
          Total long-term obligations ...........       265,569        270,453
Less: current portion ...........................        (3,754)        (3,562)
                                                      ---------      ---------
 Long-term obligations, excluding current portion     $ 261,815      $ 266,891
                                                      =========      =========

          On December  19,  1997,  the  Company  issued  $110,000,000  aggregate principal amount of 9 7/8% senior subordinated notes due in 2007 (the "Notes") and entered into bank credit agreements (the "Bank Credit Facilities") providing for borrowings in the aggregate principal amount of approximately $117,000,000 under a term loan (the "Term Loan") and revolving loan borrowings of up to $50,000,000 under a revolving credit facility (the "Revolving Credit Facility") (see Note 5) (collectively, the "Financings"). The Company is required to make prepayments on the Bank Credit Facilities under certain circumstances, including upon certain asset sales and issuance of debt or equity securities, subject to certain exceptions. Such mandatory prepayments will be applied to prepay the Term Loan first (on a pro rata basis) and thereafter to prepay the Revolving Credit Facility and to reduce the commitments thereunder. The Company may prepay, in whole or in part, borrowings under the Term Loan. A prepayment of $1.3 million was made by the Company on the Term Loan during the first quarter of 2000 as required based on its cash flows. Call protection provisions apply to certain mandatory prepayments of borrowings under the Term Loan. The Company may prepay borrowings under or reduce commitments for the Revolving Credit Facility, in whole or in part, without penalty. The Bank Credit Facilities are guaranteed by the Company's domestic subsidiaries (the

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2000

"Guarantors") (see Note 16). Subject to certain exceptions, all extensions of credit to the Company and all guarantees are secured by all existing and after-acquired personal property of the Company and the Guarantors, including, subject to certain exceptions, a pledge of all of the stock of all subsidiaries owned by the Company or any of the Guarantors and first priority liens on after-acquired real property and leasehold interests of the Company and the Guarantors. The guarantees are joint and several guarantees, irrevocable and full and unconditional, limited to the largest amount that would not render such guarantee obligations under the guarantee subject to avoidance under any applicable federal or state fraudulent conveyance or similar law. The Company has amended and restated its credit agreements to provide for, among other things, the additional borrowings and future capital expenditures for the construction of the new domestic distribution facility (see Note 4).

(a) The Notes bear interest at a rate equal to 9 7/8% per annum. Interest is payable semi-annually on June 15 and December 15 of each year. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 15, 2002, at redemption prices ranging from 104.937% to 100%, plus accrued and unpaid interest to the date of redemption. In addition, at any time on or prior to December 15, 2002, the Notes may also be redeemed as a whole but not in part at the option of the Company upon the occurrence of a Change of Control, as defined in the note indenture, at a redemption price equal to 100% of the principal amount thereof plus the Applicable Premium, as defined in the note indenture, together with accrued and unpaid interest, if any, to the date of redemption. If the Company does not redeem the Notes upon a Change of Control, the Company will be obligated to make an offer to purchase the Notes, in whole or in part, at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of purchase. If a Change of Control were to occur, the Company may not have the financial resources to repay all of its obligations under the Bank Credit Facilities, the note indenture and the other indebtedness that would become payable upon the occurrence of such Change of Control.

(b) The Term Loan matures in December 2004 and provides for amortization (in quarterly installments) of one percent of the principal amount thereof per year for the first five years and 32.3% and 62.7% of the principal amount thereof in the sixth and seventh years, respectively. The Term Loan bears interest, at the option of the Company, at the lenders' customary base rate plus 1.625% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.625% per annum. At December 31, 2000 and 1999, the floating interest rate on the Term Loan was 9.28% and 8.52%, respectively. The Company is obligated to obtain interest rate protection, pursuant to interest rate swaps, caps or other similar arrangements satisfactory to GS Credit Partners, with respect to a notional amount of not less than one-half of the aggregate amount outstanding under the Term Loan. The Company is currently involved in three interest rate swap transactions with Goldman Sachs Capital Markets, L.P. ("GSCM") and a financial institution covering $76,000,000 of its outstanding borrowings under the Term Loan. The interest rate swap contracts require the Company to settle the difference in interest obligations quarterly. Net payments (receipts) to (from) the counterparty under the swap contracts for the years ended December 31, 2000, 1999 and 1998, respectively, which have been recorded as additional (reduction of) interest expense, were as follows (dollars in thousands):

                                                                                   Additional (Reduction of)
                                                                                        Interest Expense
                                    Notional                                      ---------------------------
         Date of contract            Amount           Term        Fixed Rate        2000      1999      1998
         ----------------            ------       -----------     ----------        ----      ----      ----
         December 31, 1997........   $57,330         3 years       8.36%          $ 167       $868      $677
         September 30, 1998.......   $35,000         3 years       7.68%           (592)      (203)      (44)
         September 17, 1999.......   $31,000         2 years       9.30%             (8)        74         -
         December 29, 2000........   $10,000      0.75 years       8.90%              -          -         -
                                                                                  ------      -----     -----
                                                                                  $(433)      $739      $633
                                                                                  ======      =====     =====

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2000

(c) At December 31, 2000 and 1999, the Company had a mortgage obligation payable to a financial institution relating to a distribution facility due September 13, 2004. The mortgage is collateralized by the related real estate asset of the Company and its interest rate is 8.51%.

(d) In conjunction with the acquisition of Amscan Holdings Limited in 1998, the Company issued a non-interest bearing note to the former shareholder which is payable through April 2004 (see Note 1). At December 31, 2000 and 1999, the note to the former shareholder was $347,000 and $493,000, respectively. Prior to the Acquisition, Anagram issued a note payable to a former employee of Anagram which is payable through March 2002 at a fixed interest rate of 10%. At December 31, 2000 and 1999, the note to the former employee was $139,000 and $241,000, respectively.

(e) The Company has entered into various capital leases for machinery and equipment with implicit interest rates ranging from 4.71% to 9.50% which extend to 2003.

          At December 31, 2000, principal maturities of long-term obligations (including interest) consisted of the following (dollars in thousands):

                              Mortgage, Notes       Capital
                                 and Loans     Lease Obligations     Total
                                 ---------     -----------------   ---------
2001 .......................     $   2,536        $   1,470        $   4,006
2002 .......................         2,402              161            2,563
2003 .......................        51,119               47           51,166
2004 .......................        98,253             --             98,253
2005 .......................          --               --               --
Thereafter .................       110,000             --            110,000
                                 ---------        ---------        ---------
                                   264,310            1,678          265,988
Amount representing interest          (368)             (51)            (419)
                                 ---------        ---------        ---------
Long-term obligations ......     $ 263,942        $   1,627        $ 265,569
                                 =========        =========        =========


NOTE 7 - PROVISION FOR DOUBTFUL ACCOUNTS

          During the second quarter of 2000, two of the Company's customers filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. As a result of the filings, the Company charged $3.4 million and $1.0 million to the provision for doubtful accounts during the second and fourth quarters of 2000, respectively, to fully provide for the accounts receivable balances due to the Company from these customers. On a combined basis, these two customers accounted for approximately 1.9% of the Company's consolidated net sales for the year ended December 31, 2000. Approximately 50% of the locations previously owned by these two customers have been acquired by other customers and continue to operate as party stores. The Company does not believe the potential loss of sales from the closed locations will have a material adverse effect on the Company's future results of operations or its financial condition. The Company also charged $1.6 million to the provision for doubtful accounts during the fourth quarter of 2000 which represented the remaining accounts receivable balance from a customer that filed for bankruptcy during 1999.

NOTE 8 - NON-RECURRING ITEMS

          The Company recorded charges of $0.3 million and $2.4 million in 2000 and 1998, respectively, in connection with the restructuring of its distribution operations. The Company closed two facilities located in California and Canada. The restructuring charges include the non-cash write-down of $1.3 million relating to property, plant and equipment, the accrual of future lease obligations of $0.5 million and severance and other costs of $0.9 million. In addition, during 2000, the Company incurred charges of $0.2 million in connection with the consolidation of certain manufacturing operations.

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2000

          During the fourth quarter of 1999, the Company recorded non-recurring charges of $1.0 million in association with the proposed construction of a new distribution facility. The non-recurring charges represented building costs written-off due to the relocation of the proposed site.

NOTE 9 - EMPLOYEE BENEFIT PLANS

          Certain subsidiaries of the Company maintain profit-sharing plans for eligible employees providing for annual discretionary contributions to a trust. Eligible employees are full-time domestic employees who have completed a certain length of service, as defined, and attained a certain age, as defined. The plans require the subsidiaries to match 25% to 100% of voluntary employee contributions to the plan, up to the first 6% of an employee's annual salary. Profit sharing expense for the years ended December 31, 2000, 1999 and 1998 totaled $2,220,000, $1,906,000 and $1,822,000, respectively.

NOTE 10 - STOCK OPTION PLAN

          The Company adopted the Amscan Holdings, Inc. Stock Incentive Plan (the "1997 Stock Incentive Plan") in 1997. The 1997 Stock Incentive Plan is administered by the Board of Directors. Under the terms of the 1997 Stock Incentive Plan, the Board may award Company Common Stock, stock options and stock appreciation rights to certain directors, officers, employees and consultants of the Company and its affiliates. The vesting periods for awards are determined by the Board at the time of grant. As of December 31, 2000, there were 150 shares of Company Common Stock reserved for issuance under the 1997 Stock Incentive Plan, as amended. The 1997 Stock Incentive Plan will terminate ten years after its effective date; however, awards outstanding as of such date will not be affected or impaired by such termination.

          The options granted under the 1997 Stock Incentive Plan vest in equal installments on each of the first five anniversaries of the grant date. The options are non-transferable (except under certain limited circumstances) and have a term of ten years. The following table summarizes the changes in outstanding options under the 1997 Stock Incentive Plan for the years ended December 31, 2000, 1999 and 1998:

                                                        Average        Average Fair Market
                                         Options     Exercise Price    Value at Grant Date
                                         -------     --------------    -------------------
Outstanding at December 31, 1997         101.176
         Granted ...............           4.450      $ 75,000              $ 26,737
         Granted ...............           6.648       125,000                24,562
         Canceled ..............          (0.555)       75,000
                                        --------
Outstanding at December 31, 1998         111.719
         Granted ...............          20.680       125,000                44,562
         Canceled ..............          (2.444)       93,387
                                        --------
Outstanding at December 31, 1999         129.955
         Granted ...............           3.750       125,000                44,562
         Granted ...............           4.500       150,000                53,474
         Exercised .............          (0.096)       54,545
         Exercised .............          (0.037)       75,000
         Canceled ..............          (0.143)       54,545
         Canceled ..............          (0.962)       75,000
                                        --------
Outstanding at December 31, 2000         136.967

Exercisable at December 31, 1998          20.124        71,961
Exercisable at December 31, 1999          42.018        73,713
Exercisable at December 31, 2000          67.267        77,256

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2000

          The average exercise price for options outstanding as of December 31, 2000 was $86,281 with exercise prices ranging from $54,545 to $150,000. The average remaining contractual life of those options was 7.5 years.

          The Company has adopted  the  disclosure-only  provisions  of SFAS No.
123. Accordingly, no compensation cost has been recognized in connection with the issuance of options under the stock option plan as all options were granted with exercise prices equal to the estimated fair market value of the Common Stock on the date of grant. Had the Company determined stock-based compensation based on the fair value of the options granted at the grant date, consistent with the method prescribed under SFAS No. 123, the Company's net income would have been reduced to amounts indicated below (dollars in thousands):

                                                Years Ended December 31,
                                            -------------------------------
                                            2000         1999          1998
                                            ----         ----          ----
Net income:
  As reported .......................      $ 8,116      $10,207      $ 6,709
  SFAS No. 123 pro forma ............      $ 7,606      $ 9,793      $ 6,355

          It has been assumed that the estimated fair value of the options granted in 2000, 1999 and 1998 under the 1997 Stock Incentive Plan is amortized on a straight line basis to compensation expense, net of taxes, over the vesting period of the grant, which is five years. The estimated fair value of each option on the date of grant was determined using the minimum value method with the following assumptions: dividend yield of 0%; risk-free interest rate of 6.50%, and expected lives of seven years.

NOTE 11- INCOME TAXES

          A summary of domestic and foreign pre-tax income follows (dollars in thousands):

                                                 Years Ended December 31,
                                       -----------------------------------------
                                         2000             1999            1998
                                       -------          -------          -------
Domestic ....................          $ 9,639          $14,035          $10,945
Foreign .....................            3,900            3,345              659
                                       -------          -------          -------
Total .......................          $13,539          $17,380          $11,604
                                       =======          =======          =======


          The provision for income taxes consisted of the following (dollars in thousands):

                                                   Years Ended December 31,
                                              ---------------------------------
                                                2000        1999         1998
                                              -------      -------      -------
Current:
       Federal .........................      $ 1,551      $ 1,734      $ 1,648
       State ...........................          688          490          455
       Foreign .........................        1,348        1,112          272
                                              -------      -------      -------
         Total current provision .......        3,587        3,336        2,375
Deferred:
       Federal .........................        1,528        2,745        1,911
       State ...........................          233          772          542
       Foreign .........................         --            247          (12)
                                              -------      -------      -------
         Total deferred provision ......        1,761        3,764        2,441
                                              -------      -------      -------
Income tax expense .....................      $ 5,348      $ 7,100      $ 4,816
                                              =======      =======      =======

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2000

          Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income tax assets and liabilities from domestic jurisdictions consisted of the following at December 31 (dollars in thousands):

                                                                                      2000        1999
                                                                                    --------    --------
Current deferred tax assets:
         Allowance for doubtful accounts ........................................   $  1,196    $  1,331
         Accrued liabilities ....................................................        256         312
         Inventories ............................................................      1,247       1,158
         Charitable contributions carryforward ..................................      1,016       1,222
         Other ..................................................................        146         286
                                                                                    --------    --------
              Current deferred tax assets (included in prepaid expenses and other
                current assets) .................................................   $  3,861    $  4,309
                                                                                    ========    ========

                                                                                      2000        1999
                                                                                    --------    --------
Non-current deferred tax liabilities, net:
         Property, plant and equipment ..........................................   $ 13,076    $ 12,275
         Future taxable income resulting from a change in
              accounting method for tax purposes ................................        433         219
         Royalty reserves .......................................................        (95)       (462)
         Other ..................................................................       (100)        (31)
                                                                                    --------    --------
              Non-current deferred tax liabilities, net .........................   $ 13,314    $ 12,001
                                                                                    ========    ========

          A non-current foreign deferred tax asset of $464,000 and $533,000 at December 31, 2000 and 1999, respectively, is attributable to non-current obligations recognized in connection with the Acquisition and is included in non-current other assets, net. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

          The difference between the Company's effective income tax rate and the federal statutory income tax rate is reconciled below:

                                                                                    Years Ended December 31,
                                                                                --------------------------------
                                                                                2000          1999          1998
                                                                                ----          ----          ----
         Provision at federal statutory income tax rate..................       34.0%         35.0%         35.0%
         State income tax, net of federal tax benefit....................        4.5           4.8           6.1
         Other...........................................................        1.0           1.1           0.4
                                                                               -----         -----         -----
         Effective income tax rate.......................................       39.5%         40.9%         41.5%
                                                                               =====         =====         =====

         At December 31, 2000, the Company's share of the cumulative undistributed earnings of foreign subsidiaries was approximately $13,542,000. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations. It is not practical to estimate the amount of additional tax that might be payable on these foreign earnings in the event of distribution or sale; however, under existing law, foreign tax credits would be available to substantially reduce incremental U.S. taxes payable on amounts repatriated.

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2000

NOTE 12- CAPITAL STOCK

          At December 31, 2000 and 1999, the Company's authorized capital stock consisted 3,000 shares of common stock, $0.10 par value, of which 1,132.54 and 1,132.41 shares, respectively, were issued and outstanding.

          At December 31, 2000 and 1999, the Company held notes receivable, from current officers and a former officer of the Company, with balances totaling $548,000 and $664,000, respectively. These notes arose in connection with the merger in 1997 whereby the Company lent the officers, at that time, money to acquire an aggregate of 10 shares of Common Stock at the then fair market value. The note from a current officer was paid during 2000. The note from the other current officer bears interest at 6.07% and matures in March of 2001. The note from the former officer bears interest at 6.65% and matures in March 2009. The notes receivable are shown on the balance sheets as an increase in stockholders' deficit.

          At December 31, 2000, there were 200.62 shares of Common Stock held by employees of which 1.33 shares were not yet fully paid and 7.50 shares were subject to future vesting provisions. Under the terms of a stockholders' agreement ("Stockholders' Agreement"), the Company can purchase all of the shares held by the employee stockholders, and the employees can require the Company to purchase all of the shares held by the employee stockholders, under certain circumstances. The purchase price as prescribed in the Stockholders' Agreement is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost. At December 31, 2000, and 1999, the aggregate amount that may be payable by the Company to employee stockholders based on fully paid and vested shares, was approximately $28,768,000 and $23,582,000, respectively, and has been classified as redeemable Common Stock.

          On March 30, 2001, the Board of Directors authorized 500 shares of preferred stock, $0.10 par value, and designated 100 shares as Series A
Redeemable Convertible Preferred Stock ("Series A Redeemable Convertible Preferred Stock") and also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP for proceeds of $6.0 million. Dividends are cumulative and shall be payable annually beginning March 30, 2002, at 6% per annum. Such dividends payable on or prior to March 30, 2004, shall be payable in additional shares of Series A Redeemable Convertible Preferred Stock. Subsequent to March 30, 2004, dividends shall be payable, at the option of the Company, either in cash or additional shares of Series A Redeemable Convertible Preferred Stock.

          Each share of the Series A Redeemable Convertible Preferred Stock is convertible at the option of the holder at any time into shares of Common Stock of the Company, $0.10 par value, at a conversion rate of 1.0 share of Common Stock for each share of Series A Redeemable Convertible Preferred Stock) subject to adjustment under certain conditions. As of March 30, 2001, there were 40 shares of Company Common Stock reserved for such conversion.

          The Series A Redeemable Convertible Preferred Stock is not redeemable on or prior to March 30, 2004. To the extent the Company shall have funds legally available to redeem these shares, the Company may redeem these shares, in whole or, with the consent of the holders of a majority of the outstanding Series A Redeemable Convertible Preferred Stock, in part at a redemption of $150,000 per share, in cash, together with accrued and unpaid dividends. To the extent the Company shall have funds legally available to redeem these shares on March 30, 2008, the Company is required to redeem all outstanding shares of Series A Redeemable Convertible Preferred Stock at a redemption price per share equal to $150,000 in cash, together with accrued and unpaid dividends.

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

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2000

NOTE 13- COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Lease Agreements
- ----------------
          The Company is obligated under various capital leases for certain machinery and equipment which expire on various dates through October 1, 2003 (see Note 6). At December 31, 2000 and 1999, the amount of machinery and equipment and related accumulated amortization recorded under capital leases and included with property, plant and equipment consisted of the following (dollars in thousands):

                                                       2000              1999
                                                      -------           -------

Machinery and equipment ....................          $ 7,147           $ 7,147
Less: accumulated amortization .............           (3,938)           (3,749)
                                                      -------           -------
                                                      $ 3,209           $ 3,398
                                                      =======           =======

          Amortization of assets held under capitalized leases is included in depreciation expense.

          The Company has several noncancelable operating leases principally for office, distribution and manufacturing facilities, showrooms, and warehouse equipment, that expire on various dates through 2017. These leases generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance.

         At December 31, 2000, future minimum lease payments under all operating leases consisted of the following (dollars in thousands):

   2001  ...................................................      $ 9,830
   2002  ...................................................        7,656
   2003  ...................................................        4,623
   2004  ...................................................        3,172
   2005  ...................................................        2,518
   Thereafter  .............................................       13,051
                                                                 --------
                                                                  $40,850
                                                                 ========

          Rent expense for the years ended December 31, 2000, 1999 and 1998 was $9,040,000, $9,038,000, and $7,601,000, respectively, of which $166,000 and
$233,000 for the years 1999 and 1998, respectively, related to leases with related parties. In addition, during 1999, the Company terminated its operating lease with related parties for warehouse space that expired on December 31, 2000. As an incentive to terminate the lease prior to its expiration, the Company received a fee of $200,000.

Royalty Agreements
- ------------------

          In conjunction with the Acquisition, the Company has entered into royalty agreements with various licensers of copyrighted and trademarked characters and designs used on the Company's balloons which require royalty payments based on sales of the Company's products, or in some cases, annual minimum royalties.

          At December 31, 2000 future minimum royalties payable was as follows (dollars in thousands):

   2001.....................................................         $937
   2002.....................................................          600
   2003.....................................................          200
                                                                   ------
                                                                   $1,737
                                                                   ======

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2000

Legal Proceedings
- -----------------
          The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.

Related Party Transactions
- --------------------------
          On October 1, 1999, the Company issued a $1,000,000 line of credit to the Chief Executive Officer of the Company, which expires on December 31, 2001. Amounts borrowed under the line are secured by a lien on the equity interests which the chief executive officer has in the Company. In addition, amounts borrowed under the line bear interest at the Company's incremental borrowing rate in effect during the time such loan is outstanding (interest at 8.63% and 9.75% at December 31, 2000 and 1999, respectively) which is due and payable on a quarterly basis. At December 31, 2000 and 1999, the Chief Executive Officer had borrowings outstanding of $620,600 and $600,000, respectively, under the line of credit which have been included in other assets.

          Pursuant to the stockholder's agreement, Goldman Sachs has the exclusive right (if it so elects) to perform certain investment banking and similar services for the Company on customary terms. Goldman Sachs may from time to time receive customary fees for services rendered to the Company. For the years ended December 31, 2000, and 1998, Amscan paid Goldman Sachs and its affiliates service fees of $350,000, and $400,000, respectively. No fees were paid to Goldman Sachs in 1999.

          On March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP for proceeds of $6.0 million (see Note 12).

NOTE 14 - SEGMENT INFORMATION

Industry Segments
- -----------------
          The Company operates in one operating segment which involves the design, manufacture, contract for manufacture and distribution of party goods.

Geographic Segments
- -------------------
          The Company's export sales, other than those intercompany sales reported below as sales between geographic areas, are not material. Sales between geographic areas primarily consist of sales of finished goods for distribution in the foreign markets. No single foreign operation is significant to the Company's consolidated operations. Intersegment sales between geographic areas are made at cost plus a share of operating profit.

          The Company's geographic area data for each of the three fiscal years ended December 31, 2000, 1999 and 1998 were as follows (dollars in thousands):

                                                       Domestic      Foreign     Eliminations   Consolidated
                                                       --------      -------     ------------   ------------
2000
- ----
Sales to unaffiliated customers .................     $ 280,461     $  45,087                     $ 325,548
Sales between geographic areas ..................        20,408                    $ (20,408)          --
                                                      ---------     ---------      ---------      ---------
Net sales .......................................     $ 300,869     $  45,087      $ (20,408)     $ 325,548
                                                      =========     =========      =========      =========

Income from operations ..........................     $  35,415     $   4,575                     $  39,990
                                                      =========     =========
Interest expense, net ...........................                                                    26,355
Other expense, net ..............................                                                        96
                                                                                                  ---------
Income before income taxes and minority interests                                                 $  13,539
                                                                                                  =========

Long-lived assets ...............................     $ 128,635     $   7,034                     $ 135,669
                                                      =========     =========                     =========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2000

                                                      Domestic        Foreign     Eliminations   Consolidated
                                                      --------        -------     ------------   ------------
1999
- ----
Sales to unaffiliated customers .................     $ 258,304      $  47,808                    $ 306,112
Sales between geographic areas ..................        20,977                    $ (20,977)          --
                                                      ---------      ---------     ---------      ---------
Net sales .......................................     $ 279,281      $  47,808     $ (20,977)     $ 306,112
                                                      =========      =========     =========      =========

Income from operations ..........................     $  39,609      $   4,171                    $ 43,780
                                                      =========      =========
Interest expense, net ...........................                                                   26,365
Other expense, net ..............................                                                       35
                                                                                                  ---------
Income before income taxes and minority interests                                                 $ 17,380
                                                                                                  =========

Long-lived assets ...............................     $ 127,062      $   7,685                    $ 134,747
                                                      =========      =========                    =========


                                                      Domestic        Foreign     Eliminations   Consolidated
                                                      --------        -------     ------------   ------------
1998
- ----
Sales to unaffiliated customers .................     $ 203,232      $  32,062                    $ 235,294
Sales between geographic areas ..................        10,643            146     $ (10,789)          --
                                                      ---------      ---------     ---------      ---------
Net sales .......................................     $ 213,875      $  32,208     $ (10,789)     $ 235,294
                                                      =========      =========     =========      =========

Income from operations ..........................     $  33,332      $   1,116                    $  34,448
                                                      =========      =========
Interest expense, net ...........................                                                    22,965
Other income, net ...............................                                                      (121)
                                                                                                  ---------
Income before income taxes and minority interests                                                 $  11,604
                                                                                                  =========

Long-lived assets ...............................     $ 120,588      $  14,004                    $ 134,592
                                                      =========      =========                    =========


NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts for cash and cash equivalents, accounts receivables, deposits and other current assets, loans and notes payable, accounts payable, accrued expenses and other current liabilities approximate fair value at December 31, 2000 and 1999 because of the short-term maturity of those instruments or their variable rates of interest.

          The carrying amount of the Company's Notes approximates fair value at December 31, 2000 and 1999, based on the quoted market price of similar debt instruments. The carrying amounts of the Company's borrowings under its Bank Credit Facilities and other revolving credit facilities approximate fair value because such obligations generally bear interest at floating rates. The carrying amounts for other long-term debt approximates fair value at December 31, 2000 and 1999, based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity.

          The fair value of interest rate swaps is the estimated amount that the counterparty would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties. Termination of the swap agreements at December 31, 2000 and 1999, would result in a gain of $0.4 million and $0.9 million, respectively.

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2000


NOTE 16 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

          The Notes and borrowings under the Bank Credit Facilities are guaranteed jointly and severally, fully and unconditionally, by the Guarantors (see Notes 5 and 6).

     Non-guarantor companies ("Non-guarantors") include the following:

     o    Amscan Distributors (Canada) Ltd.
     o    Amscan Holdings Limited
     o    Amscan (Asia-Pacific) Pty. Ltd.
     o    Amscan Partyartikel GmbH
     o    Amscan Svenska AB
     o    Amscan de Mexico, S.A. de C.V.
     o    Anagram International (Japan) Co., Ltd.
     o    Anagram Mexico S. de R.L. de C.V.
     o    Anagram Espana, S.A.
     o    Anagram France S.C.S.

     The following consolidating information presents consolidating balance sheets as of December 31, 2000 and 1999, and the related consolidating statements of income and cash flows for each of the years in the three-year period ended December 31, 2000 for the combined Guarantors and the combined Non-guarantors and elimination entries necessary to consolidate the entities comprising the combined companies.

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2000

                           CONSOLIDATING BALANCE SHEET
                                December 31, 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                           Amscan
                                                        Holdings and    Combined
                                                          Combined        Non-
                                                         Guarantors    Guarantors    Eliminations   Consolidated
                                                         ----------    ----------    ------------   ------------

ASSETS
Current assets:
     Cash and cash equivalents .....................     $     610      $     859           --        $   1,469
     Accounts receivable, net ......................        53,833          8,845           --           62,678
     Inventories ...................................        65,674          6,332      $    (467)        71,539
     Prepaid expenses and other current assets .....         8,082          1,190           --            9,272
                                                         ---------      ---------      ---------      ---------
     Total current assets ..........................       128,199         17,226           (467)       144,958
Property, plant and equipment, net .................        67,991          1,207           --           69,198
Intangible assets, net .............................        54,220          5,140           --           59,360
Other assets, net ..................................        25,296          7,216        (25,401)         7,111
                                                         ---------      ---------      ---------      ---------
     Total assets ..................................     $ 275,706      $  30,789      $ (25,868)     $ 280,627
                                                         =========      =========      =========      =========


LIABILITIES, REDEEMABLE COMMON STOCK
    AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Loans and notes payable .......................     $  10,335      $    --             --        $  10,335
     Accounts payable ..............................        27,420          1,400           --           28,820
     Accrued expenses ..............................        13,229          3,862           --           17,091
     Income taxes payable ..........................           842            356           --            1,198
     Current portion of long-term
       obligations .................................         3,649            105           --            3,754
                                                         ---------      ---------      ---------      ---------
     Total current liabilities .....................        55,475          5,723           --           61,198
Long-term obligations, excluding
  current portion ..................................       261,573            242           --          261,815
Deferred income tax liabilities ....................        13,314         13,314
Other ..............................................         2,990         14,689      $ (15,266)         2,413
                                                         ---------      ---------      ---------      ---------
     Total liabilities .............................       333,352         20,654        (15,266)       338,740

Redeemable Common Stock ............................        28,768           --             --           28,768

Commitments and Contingencies

Stockholders' (deficit) equity:
     Common Stock ..................................          --              339           (339)          --
     Additional paid-in capital ....................           233            658           (658)           233
     Unamortized restricted Common Stock

        award, net .................................          (354)          --             --             (354)
     Notes receivable from stockholders ............          (548)          --             --             (548)
     (Deficit) retained earnings ...................       (83,400)        11,341        (11,808)       (83,867)
     Accumulated other comprehensive loss ..........        (2,345)        (2,203)         2,203         (2,345)
                                                         ---------      ---------      ---------      ---------
         Total stockholders' (deficit) equity ......       (86,414)        10,135        (10,602)       (86,881)
                                                         ---------      ---------      ---------      ---------
         Total liabilities, redeemable Common
            Stock and stockholders' (deficit) equity     $ 275,706      $  30,789      $ (25,868)     $ 280,627
                                                         =========      =========      =========      =========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2000

                           CONSOLIDATING BALANCE SHEET
                                December 31, 1999
                             (Dollars in thousands)
                                   (Unaudited)

                                                           Amscan
                                                        Holdings and    Combined
                                                          Combined        Non-
                                                         Guarantors    Guarantors    Eliminations   Consolidated
                                                         ----------    ----------    ------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents .....................     $     141      $     708           --        $     849
     Accounts receivable, net ......................        46,212         10,684           --           56,896
     Inventories ...................................        53,486          6,207      $    (500)        59,193
     Prepaid expenses and other current assets .....        10,809            993           --           11,802
                                                         ---------      ---------      ---------      ---------
     Total current assets ..........................       110,648         18,592           (500)       128,740
Property, plant and equipment, net .................        60,502          1,207           --           61,709
Intangible assets, net .............................        57,595          5,736           --           63,331
Other assets, net ..................................        25,354            965        (16,612)         9,707
                                                         ---------      ---------      ---------      ---------
     Total assets ..................................     $ 254,099      $  26,500      $ (17,112)     $ 263,487
                                                         =========      =========      =========      =========


LIABILITIES, REDEEMABLE COMMON STOCK
    AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Loans and notes payable .......................     $   4,585      $     103           --        $   4,688
     Accounts payable ..............................        17,611          1,356           --           18,967
     Accrued expenses ..............................        11,685          4,647           --           16,332
     Income taxes payable ..........................         2,279            684           --            2,963
     Current portion of long-term
       obligations .................................         3,443            119           --            3,562
                                                         ---------      ---------      ---------      ---------
     Total current liabilities .....................        39,603          6,909           --           46,512
Long-term obligations, excluding
  current portion ..................................       266,517            374           --          266,891
Deferred income tax liabilities ....................        11,989             12           --           12,001
Other ..............................................           437          9,641      $  (7,048)         3,030
                                                         ---------      ---------      ---------      ---------
     Total liabilities .............................       318,546         16,936         (7,048)       328,434

Redeemable Common Stock ............................        23,582           --             --           23,582

Commitments and Contingencies

Stockholders' (deficit) equity:
     Common Stock ..................................          --              339           (339)          --
     Additional paid-in capital ....................           225            658           (658)           225
     Unamortized restricted Common Stock
        award, net .................................          (405)          --             --             (405)
     Notes receivable from stockholders ............          (664)          --             --             (664)
     (Deficit) retained earnings ...................       (86,297)         9,188         (9,688)       (86,797)
     Accumulated other comprehensive loss ..........          (888)          (621)           621           (888)
                                                         ---------      ---------      ---------      ---------
         Total stockholders' (deficit) equity ......       (88,029)         9,564        (10,064)       (88,529)
                                                         ---------      ---------      ---------      ---------
         Total liabilities, redeemable Common
            Stock and stockholders' (deficit) equity     $ 254,099      $  26,500      $ (17,112)     $ 263,487
                                                         =========      =========      =========      =========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2000

                        CONSOLIDATING STATEMENT OF INCOME
                      For the Year Ended December 31, 2000
                             (Dollars in thousands)
                                   (Unaudited)


                                              Amscan
                                           Holdings and    Combined
                                             Combined        Non-
                                            Guarantors    Guarantors    Eliminations   Consolidated
                                            ----------    ----------    ------------   ------------

Net sales .............................     $ 301,600      $  44,024     $ (20,076)     $ 325,548
Cost of sales .........................       198,582         28,399       (20,109)       206,872
                                            ---------      ---------     ---------      ---------
         Gross profit .................       103,018         15,625            33        118,676
Operating expenses:
    Selling expenses ..................        25,019          5,623          --           30,642
    General and administrative expenses        27,014          5,136          (192)        31,958
    Provision for doubtful accounts ...         6,896            237          --            7,133
    Art and development costs .........         8,453           --            --            8,453
    Restructuring charges .............           500           --            --              500
                                            ---------      ---------     ---------      ---------
         Income from operations .......        35,136          4,629           225         39,990
Interest expense, net .................        25,725            630          --           26,355
Other (income) expense, net ...........        (2,642)           393         2,345             96
                                            ---------      ---------     ---------      ---------
         Income before income taxes
           and minority interests .....        12,053          3,606        (2,120)        13,539
Income tax expense ....................         3,970          1,378          --            5,348
Minority interests ....................          --               75          --               75
                                            ---------      ---------     ---------      ---------
         Net income ...................     $   8,083      $   2,153     $  (2,120)     $   8,116
                                            =========      =========     =========      =========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2000

                        CONSOLIDATING STATEMENT OF INCOME
                      For the Year Ended December 31, 1999
                             (Dollars in thousands)
                                   (Unaudited)

                                     Amscan

                                              Amscan
                                           Holdings and    Combined
                                             Combined        Non-
                                            Guarantors    Guarantors    Eliminations   Consolidated
                                            ----------    ----------    ------------   ------------

Net sales .............................     $ 279,988      $  47,477     $ (21,353)     $ 306,112
Cost of sales .........................       184,031         31,952       (21,351)       194,632
                                            ---------      ---------     ---------      ---------
         Gross profit .................        95,957         15,525            (2)       111,480
Operating expenses:
    Selling expenses ..................        19,015          5,440          --           24,455
    General and administrative expenses        25,599          5,287          (192)        30,694
    Provision for doubtful accounts ...         2,288            618          --            2,906
    Art and development costs .........         8,650           --            --            8,650
    Non-recurring charges .............           995           --            --              995
                                            ---------      ---------     ---------      ---------
         Income from operations .......        39,410          4,180           190         43,780
Interest expense, net .................        25,735            630          --           26,365
Other (income) expense, net ...........        (2,513)           193         2,355             35
                                            ---------      ---------     ---------      ---------
         Income before income taxes
           and minority interests .....        16,188          3,357        (2,165)        17,380
Income tax expense ....................         5,979          1,121          --            7,100
Minority interests ....................          --               73          --               73
                                            ---------      ---------     ---------      ---------
         Net income ...................     $  10,209      $   2,163     $  (2,165)     $  10,207
                                            =========      =========     =========      =========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2000

                        CONSOLIDATING STATEMENT OF INCOME
                      For the Year Ended December 31, 1998
                             (Dollars in thousands)
                                   (Unaudited)

                                     Amscan

                                              Amscan
                                           Holdings and    Combined
                                             Combined        Non-
                                            Guarantors    Guarantors    Eliminations   Consolidated
                                            ----------    ----------    ------------   ------------

Net sales .............................     $ 215,650      $  31,808      $ (12,164)     $ 235,294
Cost of sales .........................       142,190         21,871        (12,737)       151,324
                                            ---------      ---------      ---------      ---------
         Gross profit .................        73,460          9,937            573         83,970
Operating expenses:
    Selling expenses ..................        13,408          3,794           --           17,202
    General and administrative expenses        16,537          4,267           (192)        20,612
    Provision for doubtful accounts ...         2,767            569           --            3,336
    Art and development costs .........         5,972           --             --            5,972
    Restructuring charges .............         2,033            367           --            2,400
                                            ---------      ---------      ---------      ---------
         Income from operations .......        32,743            940            765         34,448
Interest expense, net .................        22,684            281           --           22,965
Other income, net .....................          (833)           (58)           770           (121)
                                            ---------      ---------      ---------      ---------
         Income before income taxes
           and minority interests .....        10,892            717             (5)        11,604
Income tax expense ....................         4,350            466           --            4,816
Minority interests ....................          --               79           --               79
                                            ---------      ---------      ---------      ---------
         Net income ...................     $   6,542      $     172      $      (5)     $   6,709
                                            =========      =========      =========      =========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2000


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                                     Amscan
                                                                  Holdings and    Combined
                                                                    Combined        Non-
                                                                   Guarantors    Guarantors    Eliminations   Consolidated
                                                                   ----------    ----------    ------------   ------------

Cash flows from operating activities:
   Net income .................................................     $  8,191      $  2,153      $ (2,228)     $  8,116
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization ...........................       13,940           547          --          14,487
      Amortization of deferred financing costs ................          902          --            --             902
      (Gain) loss on disposal of property and equipment .......            8           (17)         --              (9)
      Provision for doubtful accounts .........................        6,896           237          --           7,133
      Restructuring charges ...................................          500          --            --             500
      Amortization of restricted Common Stock award ...........           51          --            --              51
      Deferred income tax provision ...........................        1,526           235          --           1,761
      Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable ........      (14,553)        1,658          --         (12,895)
            (Increase) decrease in inventories ................      (12,220)          (93)          (33)      (12,346)
            Decrease (increase) in prepaid expenses and other
               current assets and other, net ..................        2,105        (1,377)        2,261         2,989
            Increase (decrease) in accounts payable, accrued
               expenses and income taxes payable ..............        9,895        (1,326)         --           8,569
                                                                    --------      --------      --------      --------
            Net cash provided by operating activities .........       17,241         2,017          --          19,258

Cash flows from investing activities:

   Capital expenditures .......................................      (18,092)         (484)         --         (18,576)
   Proceeds from disposal of property and equipment ...........            9            92          --             101
                                                                    --------      --------      --------      --------
            Net cash used in investing activities .............      (18,083)         (392)         --         (18,475)

Cash flows from financing activities:

   Payments to acquire Common Stock in the Merger .............          (21)         --            --             (21)
   Proceeds from loans, notes payable and long-term obligations        5,750          (103)         --           5,647
   Repayment of loans, notes payable and long-term obligations        (4,738)         (146)         --          (4,884)
   Other ......................................................          513          (389)         --             124
                                                                    --------      --------      --------      --------
            Net cash provided by (used in) financing activities        1,504          (638)         --             866
Effect of exchange rate changes on cash .......................         (193)         (836)         --          (1,029)
                                                                    --------      --------      --------      --------
            Net increase in cash and cash equivalents .........          469           151          --             620
Cash and cash equivalents at beginning of year ................          141           708          --             849
                                                                    --------      --------      --------      --------
Cash and cash equivalents at end of year ......................     $    610      $    859      $   --        $  1,469
                                                                    ========      ========      ========      ========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2000


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 1999
                             (Dollars in thousands)
                                   (Unaudited)

                                                                     Amscan
                                                                  Holdings and    Combined
                                                                    Combined        Non-
                                                                   Guarantors    Guarantors    Eliminations   Consolidated
                                                                   ----------    ----------    ------------   ------------

Cash flows from operating activities:
   Net income .................................................     $ 10,209      $  2,163      $ (2,165)     $ 10,207
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
      Depreciation and amortization ...........................       12,327           604          --          12,931
      Amortization of deferred financing costs ................          870          --            --             870
      (Gain) loss on disposal of property and equipment .......           (2)           88          --              86
      Provision for doubtful accounts .........................        2,288           618          --           2,906
      Non-recurring charges ...................................          995          --            --             995
      Amortization of restricted Common Stock award ...........          170          --            --             170
      Deferred income tax provision ...........................        3,517           247          --           3,764
      Changes in operating assets and liabilities:
            Increase in accounts receivable ...................       (9,701)       (4,596)         --         (14,297)
            (Increase) decrease in inventories ................       (5,270)          656             2        (4,612)
            (Increase) decrease in prepaid expenses and other
               current assets and other, net ..................       (8,255)        3,928         2,163        (2,164)
            Increase (decrease) in accounts payable, accrued
               expenses and income taxes payable ..............       12,765        (4,186)         --           8,579
                                                                    --------      --------      --------      --------
            Net cash provided by (used in) operating activities       19,913          (478)         --          19,435

Cash flows from investing activities:

   Capital expenditures .......................................      (11,459)         (173)         --         (11,632)
   Proceeds from disposal of property and equipment ...........          201            15          --             216
                                                                    --------      --------      --------      --------
            Net cash used in investing activities .............      (11,258)         (158)         --         (11,416)

Cash flows from financing activities:

   Payments to acquire Common Stock in the Merger .............          (29)         --            --             (29)
   Proceeds from loans, notes payable and long-term obligations          375            75          --             450
   Repayment of loans, notes payable and long-term obligations        (9,116)         (126)         --          (9,242)
   Other ......................................................          729          (675)         --              54
                                                                    --------      --------      --------      --------
            Net cash used in financing activities .............       (8,041)         (726)         --          (8,767)
Effect of exchange rate changes on cash .......................         (996)        1,476          --             480
                                                                    --------      --------      --------      --------
            Net (decrease) increase in cash and cash
              equivalents .....................................         (382)          114          --            (268)
Cash and cash equivalents at beginning of year ................          523           594          --           1,117
                                                                    --------      --------      --------      --------
Cash and cash equivalents at end of year ......................     $    141      $    708      $   --        $    849
                                                                    ========      ========      ========      ========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2000


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 1998
                             (Dollars in thousands)
                                   (Unaudited)


                                                                            Amscan
                                                                         Holdings and    Combined
                                                                           Combined        Non-
                                                                          Guarantors    Guarantors    Eliminations   Consolidated
                                                                          ----------    ----------    ------------   ------------

Cash flows from operating activities:
   Net income .......................................................     $   6,542      $     172      $      (5)     $   6,709
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization .................................         7,954            547           --            8,501
      Amortization of deferred financing costs ......................           748           --             --              748
      Loss (gain) on disposal of property and equipment .............             2            (24)          --              (22)
      Provision for doubtful accounts ...............................         2,767            569           --            3,336
      Restructuring charges .........................................         1,999            401           --            2,400
      Amortization of restricted Common Stock award .................           260           --             --              260
      Deferred income tax provision  (benefit) ......................         2,469            (28)          --            2,441
      Changes in operating assets and liabilities, net of
        acquisitions:
            (Increase) decrease in accounts receivable ..............        (1,138)            14           --           (1,124)
            Decrease in inventories .................................         4,701          2,026            126          6,853
            Decrease (increase) in prepaid expenses and other current
              assets and other, net .................................         3,609         (2,493)           472          1,588
            Increase in accounts payable, accrued expenses
              and income taxes payable ..............................        (8,372)          (556)          --           (8,928)
                                                                          ---------      ---------      ---------      ---------
            Net cash provided by operating activities ...............        21,541            628            593         22,762

Cash flows from investing activities:
   Cash paid for acquisitions .......................................       (78,382)          --             --          (78,382)
   Capital expenditures .............................................        (7,334)          (180)          --           (7,514)
   Proceeds from disposal of property and equipment .................         2,694             75           --            2,769
                                                                          ---------      ---------      ---------      ---------
            Net cash used in investing activities ...................       (83,022)          (105)          --          (83,127)

Cash flows from financing activities:
   Net proceeds from sale of  Capital Stock .........................           181           --             --              181
   Payments to acquire Common Stock in the Merger ...................       (93,155)          --             --          (93,155)
   Proceeds from loans, notes payable and long-term
     obligations net of debt issuance costs of $964 .................        59,036             28           --           59,064
   Repayment of loans, notes payable and long-term obligations ......       (15,432)          (485)          --          (15,917)
   Other ............................................................            65            400           (400)            65
                                                                          ---------      ---------      ---------      ---------
            Net cash used in financing activities ...................       (49,305)           (57)          (400)       (49,762)
Effect of exchange rate changes on cash .............................           605           (707)          (193)          (295)
                                                                          ---------      ---------      ---------      ---------
            Net decrease in cash and cash
              equivalents ...........................................      (110,181)          (241)          --         (110,422)
Cash and cash equivalents at beginning of year ......................       110,704            835           --          111,539
                                                                          ---------      ---------      ---------      ---------
Cash and cash equivalents at end of year ............................     $     523      $     594      $    --        $   1,117
                                                                          =========      =========      =========      =========

                                   SCHEDULE II
                              AMSCAN HOLDINGS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 2000, 1999 and 1998

                             (Dollars in thousands)

                                   Beginning                            Ending
                                    Balance   Write-offs   Additions    Balance
                                    -------   ----------   ---------    -------

Allowance for Doubtful Accounts:
    For the year ended:
       December 31, 1998 .......     $5,693     $5,459     $6,641(1)     $6,875
       December 31, 1999 .......      6,875      3,609      2,906         6,172
       December 31, 2000 .......      6,172      8,059      7,133         5,246


                                   Beginning                            Ending
                                    Balance   Write-offs   Additions    Balance
                                    -------   ----------   ---------    -------
Inventory Reserves:
    For the year ended:
       December 31, 1998 .......     $1,162     $  906     $1,336        $1,592
       December 31, 1999 .......      1,592      1,824      2,261         2,029
       December 31, 2000 .......      2,029      1,075      1,478         2,432



(1) Includes approximately $3,305 of an allowance for doubtful accounts in connection with receivables purchased in the 1998 acquisition of Anagram.

                                 EXHIBIT INDEX



Exhibit
Number                        Description
- ------                        -----------

2(a) Agreement and Plan Merger, by and among Amscan Holdings, Inc. and Confetti Acquisition, Inc., dated as of August 10, 1997 (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

2(b) Stock Purchase Agreement, dated as of August 6, 1998, by and among Amscan Holdings, Inc. and certain stockholders of Anagram International, Inc. and certain related companies (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated August 6, 1998 (Commission File No. 000-21827))

3(a) Certificate of Incorporation of Amscan Holdings, Inc., dated October 3, 1996, as amended to March 30, 2001

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

3(e) Articles of Incorporation of Anagram International Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

3(f) By-laws of Anagram International Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

3(g) Articles of Organization of Anagram International, LLC (incorporated by reference to Exhibit 3.5 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

3(h) Operating Agreement of Anagram International, LLC (incorporated by reference to Exhibit 3.6 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

3(i) Certificate of Formation of Anagram Eden Prairie Property Holdings LLC (incorporated by reference to Exhibit 3.7 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

4(a) Indenture, dated as of December 19, 1997, by and among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company with respect to the Senior Subordinated Notes (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

4(b) Supplemental Indenture, dated as of September 17, 1998, by and among Anagram International, Inc., Anagram International Holdings, Inc., Anagram International, LLC, Anagram Eden Prairie Property Holdings LLC and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

4(c) Warrant Agreement, dated as of August 6, 1998, by and between Amscan Holdings, Inc. and Garry Kieves Retained Annuity Trust (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated August 6, 1998 (Commission File No. 000-21827))

4(d) Senior Subordinated Guarantee, dated as of September 17, 1998, by Anagram International, Inc., Anagram International Holdings, Inc., Anagram International, LLC, and Anagram Eden Prairie Property Holdings LLC (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

4(e) Amended and Restated Revolving Loan Credit Agreement, dated as of September 17, 1998, by and among the Registrant, the financial institutions parties thereto, Goldman, Sachs Credit Partners L.P., as arranger and syndication agent, and Fleet National Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

4(f) Amended and Restated AXEL Credit Agreement, dated as of September 17, 1998, by and among the Registrant, the financial institutions parties thereto, Goldman, Sachs Credit Partners L.P., as arranger and syndication agent, and Fleet National Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated September 17, 1998 (Commission File No. 000-21827))

4(g) Second Amendment and Limited Waiver to Amended and Restated Revolving Loan Credit Agreement, dated as of September 19, 2000, by and among the Registrant, the financial institutions parties thereto, Goldman, Sachs Credit Partners L.P., as arranger and syndication agent, and Fleet National Bank, as administrative agent (incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000

          (Commission File No. 000-21827)).

4(h) First Amendment and Limited Waiver to Amended and Restated AXEL Credit Agreement, dated as of September 19, 2000, by and among the Registrant, the financial institutions parties thereto, Goldman, Sachs Credit Partners L.P., as arranger and syndication agent, and Fleet National Bank, as administrative agent (incorporated by reference to Exhibit 4(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (Commission File No. 000-21827)).

9 Voting Agreement, dated August 10, 1997 among Confetti Acquisition, Inc., the Estate of John A. Svenningsen and Christine Svenningsen (incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

10(a)     Tax Indemnification  Agreement between Amscan Holdings, Inc., and John
          A. Svenningsen, dated as of December 18, 1996 (incorporated by reference to Exhibit 10(j) to the Registrant's 1996 Annual Report on Form 10-K (Commission File No. 000-21827))

10(b) Tax Indemnification Agreement between Amscan Holdings, Inc., Christine Svenningsen and the Estate of John A. Svenningsen, dated as of August 10, 1997 (incorporated by reference to Exhibit 10.17 to the
          Registrant's Registration Statement on Form S-4 (Registration No. 333-40235))

10(c) The MetLife Capital Corporation Master Lease Purchase Agreement between MetLife Capital Corporation and Amscan Inc., Deco Paper Products, Inc., Kookaburra USA Ltd., and Trisar, Inc., dated November 21, 1991, as amended (incorporated by reference to Exhibit 10(n) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

10(d) Form of Indemnification Agreement between the Company and each of the directors of the Company (incorporated by reference to Exhibit 10(o) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

10(e) Exchange and Registration Agreement, dated as of December 19, 1997, by and among the Company and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

10(f) Stockholders' Agreement, dated as of December 19, 1997, by and among the Company and the Stockholders thereto (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

10(g) Employment Agreement, dated as of August 10, 1997, by and among the Company and Gerald C. Rittenberg (incorporated by reference to Exhibit
          10.5 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

10(h) Employment Agreement, dated as of August 10, 1997, by and among the Company and James M. Harrison (incorporated by reference to Exhibit
          10.6 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

10(i) Amendment dated December 1, 1999 to the Employment Agreement between Amscan Holdings, Inc. and James M. Harrison (incorporated by reference to Exhibit 10.15 to Post-Effective Amendment No. 3 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

10(j) Amscan Holdings, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

10(k) Amendment No. 1 to the Stockholders' Agreement, dated as of August 6, 1998 by and among Amscan Holdings, Inc. and certain stockholders of Amscan Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 6, 1998 (Commission File No. 000-21827))

10(l) Employment Agreement, dated as of August 6, 1998, by and among the Company and Garry Kieves (incorporated by reference to Exhibit 99.1 to the Regsitrant's Current Report on Form 8-K dated August 6, 1998 (Commission File No. 000-21827))

10(m) Line of Credit Agreement, dated October 1, 1999, by and among the Company and Gerald C. Rittenberg (incorporated by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 000-21827))

10(n) Agreement dated as of September 14, 2000 by and between Amscan, Inc. and CLAYCO Construction Company, Inc. (incorporated by reference to
          Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (Commission File No. 000-21827))

10(o) Amendment No. 2 to the Stockholders' Agreement, dated as of March 30, 2001 by and among Amscan Holdings, Inc. and certain stockholders of Amscan Holdings, Inc.

12        Statement re: computation of ratio of earnings to fixed charges

21        Subsidiaries of the Registrant  (incorporated  by reference to Exhibit
          21.1  to  Post-  Effective   Amendment  No.  2  to  the   Registrant's
          Registration Statement on Form S-4 (Registration No. 333-45457))

23.1      Consent of Ernst & Young LLP