Form 10-Q
period 2001-03-31
AMSCAN HOLDINGS INC
filed 2001-05-15
CIK 1024729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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

       Yes    X     No

As of May 15, 2001,  1,132.88  shares of  Registrants'  Common Stock,  par value
$0.10, were outstanding.

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-Q

                                 March 31, 2001

                                Table of Contents

                               Part I                                      Page

Item 1    Financial Statements  (Unaudited)

          Consolidated  Balance  Sheets  at  March  31,  2001 and
          December 31, 2000...............................................    3

          Consolidated  Statements  of Income for the Three Ended
          Months Ended March 31, 2001 and 2000............................    4

          Consolidated Statement of Stockholders' Deficit for the
          Three Months Ended March 31, 2001...............................    5

          Consolidated  Statements  of Cash  Flows  for the Three
          Months Ended March 31, 2001 and 2000............................    6

          Notes to Consolidated Financial Statements......................    7

Item 2    Management's   Discussion  and  Analysis  of  Financial
          Condition and Results of Operations.............................   12

Item 3    Quantitative and Qualitative  Disclosures  About Market
          Risk............................................................   15

                                Part II

                                        2

                              AMSCAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                                                                  March 31,     December 31,
                                                                                    2001            2000
                                                                           -------------   ------------
                                                                                 (Unaudited)       (Note)
                                     ASSETS

Current assets:
   Cash and cash equivalents ................................................     $     864      $   1,469
   Accounts receivable, net of allowances ...................................        67,553         62,678
   Inventories, net of allowances ...........................................        70,148         71,539
   Prepaid expenses and other current assets ................................        11,830          9,272
                                                                                  ---------      ---------
         Total current assets ...............................................       150,395        144,958
Property, plant and equipment, net ..........................................        71,094         69,198
Intangible assets, net ......................................................        58,304         59,360
Other assets, net ...........................................................         7,468          7,111
                                                                                  ---------      ---------

         Total assets .......................................................     $ 287,261      $ 280,627
                                                                                  =========      =========

       LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND COMMON STOCK AND
                             STOCKHOLDERS' DEFICIT

Current liabilities:
   Short-term obligations ...................................................     $   8,103      $  10,335
   Accounts payable .........................................................        25,907         28,820
   Accrued expenses .........................................................        18,093         17,091
   Income taxes payable .....................................................         3,775          1,198
   Current portion of long-term obligations .................................         3,495          3,754
                                                                                  ---------      ---------
         Total current liabilities ..........................................        59,373         61,198
Long-term obligations, excluding current portion ............................       261,138        261,815
Deferred income tax liabilities .............................................        13,602         13,314
Other .......................................................................         2,304          2,413
                                                                                  ---------      ---------
         Total liabilities ..................................................       336,417        338,740

Redeemable convertible preferred stock ......................................         6,000           --
Redeemable Common Stock .....................................................        28,768         28,768

Stockholders' deficit:
   Common Stock .............................................................          --             --
   Additional paid-in capital ...............................................           258            233
   Unamortized restricted Common Stock award, net ...........................          (342)          (354)
   Notes receivable from stockholders .......................................          (565)          (548)
   Deficit ..................................................................       (79,992)       (83,867)
   Accumulated other comprehensive loss .....................................        (3,283)        (2,345)
                                                                                  ---------      ---------
         Total stockholders' deficit ........................................       (83,924)       (86,881)
                                                                                  ---------      ---------
         Total liabilities, redeemable convertible preferred and Common stock
           and stockholders' deficit ........................................     $ 287,261      $ 280,627
                                                                                  =========      =========

         Note:   The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date.

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                             Three Months Ended March 31,
                                                                 2001          2000
                                                               --------      --------
Net sales ................................................     $ 87,506      $ 77,377
Cost of sales ............................................       55,317        47,313
                                                               --------      --------

         Gross profit ....................................       32,189        30,064

Operating expenses:
   Selling expenses ......................................        8,496         7,016
   General and administrative expenses ...................        8,525         8,199
   Art and development costs .............................        2,085         2,010
                                                               --------      --------
         Total operating expenses ........................       19,106        17,225
                                                               --------      --------
         Income from operations ..........................       13,083        12,839

Interest expense, net ....................................        6,575         6,590
Other expenses, net ......................................          111            69
                                                               --------      --------

         Income before income taxes and minority interests        6,397         6,180

Income tax expense .......................................        2,527         2,441
Minority interests .......................................           (5)           30
                                                               --------      --------
         Net income ......................................     $  3,875      $  3,709
                                                               ========      ========

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                        Three Months Ended March 31, 2001
                             (Dollars in thousands)
                                   (Unaudited)

                                                                Unamortized
                                                                Restricted      Notes                   Accumulated
                                                     Additional   Common      Receivable                   Other
                                            Common     Paid-in  Stock Award,     from                  Comprehensive
                                             Stock     Capital      Net      Stockholders   Deficit         Loss         Total
                                             -----     -------   ---------   ------------  ---------   -------------  ----------

Balance at December 31, 2000...........     $   -        $233      $(354)       $(548)     $(83,867)     $(2,345)      $(86,881)

    Net income.........................                                                       3,875                       8,875
    Net change in cumulative
       translation adjustment..........                                                                     (804)          (804)
    Cumulative effect of a change
      in accounting principle, net
      of taxes (see Notes 5 and 9).....                                                                     (227)          (227)
    Change in fair value of interest
      rate swaps net of taxes
      (see Notes 5 and 9)..............                                                                      (93)           (93)
                                                                                                                       --------
          Comprehensive income.........                                                                                   2,937
    Issuance of Notes Receivable,
      net of payments..................                    25                     (17)                                        8
    Amortization of restricted
       Common Stock award..............                               12                                                     12
                                            -------     -----      -----       ------      --------      -------       --------
Balance at March 31, 2000..............     $   -       $ 258      $(342)       $(565)     $(79,992)     $(3,283)      $(83,924)
                                            =======     =====      =====        =====      ========      =======       ========

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                             Three Months Ended March 31,
                                                                                 2001           2000
                                                                              -----------   -----------
Cash flows from operating activities:
    Net income ............................................................     $ 3,875      $ 3,709
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
       Depreciation and amortization ......................................       3,800        3,451
       Amortization of deferred financing costs ...........................         249          218
       Amortization of restricted Common Stock award ......................          12           13
       Provision for doubtful accounts ....................................         465          467
       Deferred income tax expense ........................................         160          220
       Changes in operating assets and liabilities:
           Increase in accounts receivable ................................      (6,340)      (4,407)
           Decrease (increase) in inventories .............................       1,391       (2,353)
           (Increase) decrease in prepaid expenses and other current assets      (1,430)         425
           Increase (decrease) in accounts payable, accrued expenses and
             income taxes payable .........................................         570       (1,604)
       Other, net .........................................................        (724)        (638)
                                                                                -------      -------
          Net cash provided by (used in) operating activities .............       2,028         (499)

Cash flows from investing activities:
    Capital expenditures ..................................................      (4,856)      (2,809)
    Proceeds from sale of property and equipment ..........................        --              2
                                                                                -------      -------
          Net cash used in investing activities ...........................      (4,856)      (2,807)

Cash flows from financing activities:
    Proceeds from issuance of redeemable convertible preferred stock ......       6,000         --
    Proceeds from short-term obligations ..................................          53        5,312
    Repayment of loans, notes payable and long-term obligations ...........      (3,221)      (1,999)
    Other .................................................................         (30)          75
                                                                                -------      -------
          Net cash provided by financing activities .......................       2,802        3,388

Effect of exchange rate changes on cash and cash equivalents ..............        (579)         (92)
                                                                                -------      -------
          Net decrease in cash and cash equivalents .......................        (605)         (10)
Cash and cash equivalents at beginning of period ..........................       1,469          849
                                                                                -------      -------
Cash and cash equivalents at end of period ................................     $   864      $   839
                                                                                =======      =======

Supplemental Disclosures:
               Interest paid ..............................................     $ 4,026      $ 3,696
                   Income taxes paid ......................................     $   418      $   735

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
Operating  results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending  December 31,
2001. The results of operations may be affected by seasonal  factors such as the timing of  holidays  or industry  factors  that may be specific to a  particular period,  such as movement in and the general  level of raw material  costs.  For further information, see the consolidated financial statements and notes thereto included  in Amscan  Holdings'  Annual  Report  on Form 10-K for the year  ended
December 31, 2000.

         In  connection  with  the  preparation  of the  accompanying  unaudited consolidated financial statements,  the Company has reclassified certain amounts in prior periods to conform to the current year presentation.

Note 3 - Inventories

         Inventories consisted of the following (dollars in thousands):

                                                         March 31,    December 31,
                                                           2001           2000
                                                       ------------   -----------

Finished goods .....................................     $ 60,589      $ 61,680
Raw materials ......................................        6,601         7,614
Work-in-process ....................................        5,180         4,677
                                                         --------      --------
                                                           72,370        73,971
Less: reserve for slow moving and obsolete inventory       (2,222)       (2,432)
                                                         --------      --------
                                                         $ 70,148      $ 71,539
                                                         ========      ========

Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market.

Note 4 - Income Taxes

         The  consolidated  income tax expense for the three  months ended March
31,  2001  and  2000  was  determined  based  upon  estimates  of the  Company's consolidated effective income tax rates for the years ending December 31,

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

2001 and 2000, respectively. The differences between the consolidated effective income tax rate and the U.S. Federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations.

Note 5 - Comprehensive Income

          Comprehensive income consisted of the following (dollars in thousands):

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                   2001          2000
                                                                ----------    ---------

Net income .................................................     $ 3,875      $ 3,709
Net change in cumulative translation adjustment ............        (804)        (178)
Cumulative effect of a change in accounting principle
  to recognize the fair value of the Company's interest rate
  swap contracts, net of taxes (see Note 9) ................        (227)        --
Change in fair value of the Company's interest rate
  swap contracts, net of taxes (see Note 9) ................          93         --
                                                                 -------      -------
                                                                 $ 2,937      $ 3,531
                                                                 =======      =======

          Accumulated other comprehensive loss consisted of (dollars in thousands):

                                                                 March 31,  December 31,
                                                                   2001         2000
                                                                ----------   ---------

Cumulative translation adjustment ..........................     $(3,149)     $(2,345)
Interest rate swap contracts qualifying as
  hedges, net of taxes (see Note 9) ........................        (134)        --
                                                                 -------      -------
                                                                 $(3,283)     $(2,345)
                                                                 =======      =======

Note 6 - Capital Stock

         On March 30, 2001,  the Board of Directors  authorized 500 of preferred stock,  $0.10 par  value,  and  designated  100  shares  as Series A  Redeemable
Convertible  Preferred  Stock.  Also on March 30,  2001,  the Company  issued 40 shares of Series A Redeemable Convertible Preferred Stock to GS Capital Partners
II, L.P. and certain other private investment funds managed by Goldman,  Sachs &
Co.  (collectively,  "GSCP"),  for  proceeds  of  $6.0  million.  Dividends  are cumulative  and shall be payable  annually  beginning  March 30, 2002, at 6% per annum. Such dividends payable on or prior to March 30, 2004, shall be payable in additional shares of Series A Redeemable  Convertible Preferred Stock based on a value of $150,000 per share.  Subsequent to March 30, 2004,  dividends  shall be payable,  at the option of the Company,  either in cash or additional  shares of
Series A Redeemable Convertible Preferred Stock.

         Each share of the Series A Redeemable  Convertible  Preferred  Stock is
convertible at the option of the holder at any time, into shares of Common Stock of the Company,  $0.10 par value,  at a  conversion  rate of 1.0 share of Common
Stock for each share of Series A Redeemable Convertible Preferred Stock, subject to adjustment  under  certain  conditions.  As of March 31, 2001,  there were 40 shares of Company Common Stock reserved for such conversion.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

         The Series A Redeemable  Convertible  Preferred Stock is not redeemable on or prior to March 30,  2004.  To the  extent  the  Company  shall  have funds legally  available to redeem these shares,  the Company may redeem these shares, in whole or, with the  consent of the  holders of a majority of the  outstanding
Series A Redeemable  Convertible Preferred Stock, in part, at a redemption price of $150,000 per share, in cash,  together with accrued and unpaid dividends.  To the extent the Company shall have funds legally available to redeem these shares on March 30, 2008, the Company is required to redeem all  outstanding  shares of
Series A Redeemable  Convertible Preferred Stock at a redemption price per share equal to $150,000 in cash, together with accrued and unpaid dividends.

         At March 31, 2001 and  December  31,  2000,  the  Company's  authorized common  stock  consisted of 3,000 shares of common  stock,  $0.10 par value,  of which 1,132.88 and 1,132.54 shares, respectively, were issued and outstanding.

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

Note 7 - Segment Information

         Industry Segments
                  The Company principally operates in one industry segment which involves the design, manufacture, contract for manufacture and distribution of party and novelty goods and gifts.

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

The Company's geographic area data is as follows (dollars in thousands):

                                              Domestic      Foreign      Eliminations   Consolidated
Three Months Ended March 31, 2001
Sales to unaffiliated customers ........     $  76,455     $  11,051                     $  87,506
Sales between geographic areas .........         5,700                    $  (5,700)          --
                                             ---------     ---------      ---------      ---------
Net sales ..............................     $  82,155     $  11,051      $  (5,700)     $  87,506
                                             =========     =========      =========      =========

Income from operations .................     $  12,231     $     852                     $  13,083
                                             =========     =========
Interest expense, net ..................                                                     6,575
Other expense, net .....................                                                       111
                                                                                         ---------
Income before income taxes and minority
        interests ......................                                                 $   6,397
                                                                                         =========

Long-lived assets, net at March 31, 2001     $ 130,151     $   6,715                     $ 136,866
                                             =========     =========                     =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                             Domestic       Foreign      Eliminations  Consolidated
Three Months Ended March 31, 2000
Sales to unaffiliated customers ........     $  66,659     $  10,718                     $  77,377
Sales between geographic areas .........         3,484                    $  (3,484)         --
                                             ---------     ---------      ---------      ---------
Net sales ..............................     $  70,143     $  10,718      $  (3,484)     $  77,377
                                             =========     =========      =========      =========

Income from operations .................     $  11,770     $   1,069                     $  12,839
                                             =========     =========
Interest expense, net ..................                                                     6,590
Other expense, net .....................                                                        69
                                                                                         ---------
Income before income taxes and minority
        interests ......................                                                 $   6,180
                                                                                         =========

Long-lived assets, net at March 31, 2000     $ 126,765     $   7,520                     $ 134,285
                                             =========     =========                     =========

Note 8 - Legal Proceedings

         The Company is a party to certain claims and litigation in the ordinary course of business.  The Company does not believe any of these  proceedings will result,  individually or in the aggregate,  in a material  adverse effect on its financial condition or future results of operations.

Note 9 - Derivative Instruments and Hedging Activities

         In June 1998, the Financial  Accounting Standards Board ("FASB") issued
Statement of Financial  Accounting  Standard  ("SFAS") No. 133,  "Accounting for
Derivative Instruments and Hedging Activities," and, in June 1999 and June 2000,
issued SFAS No. 137 and No. 138 as amendments thereto.  These statements provide a comprehensive  and consistent  standard for the recognition and measurement of derivatives and hedging  activities,  requiring all derivatives to be recognized on  the  balance  sheet  at  fair  value  and  establishing  standards  for  the recognition  of changes in such fair value.  These  statements are effective for fiscal years  beginning after June 15, 2000. As long as hedge  effectiveness  is
maintained,   the  Company's  interest  rate  arrangements   qualify  for  hedge
accounting  as cash flow hedges  under SFAS No. 133 as amended by SFAS 138.  For derivative  instruments  that are  designated  and  qualify as a cash flow hedge
(i.e.  hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the  derivative  instrument  is reported as a component  of other  comprehensive income and reclassified into earnings in the same period or periods during which the hedged  transaction  affects  earnings.  The  remaining  gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current  earnings during the period of change. The Company has adopted these statements  effective
January 1, 2001.  Because  of the  Company's  limited  use of  derivatives,  the adoption  of SFAS No. 133 did not have a  significant  effect on earnings or the financial position of the Company.

         As part of the Company's  risk  management  strategy,  the Company uses interest rate swaps to hedge variability of cash flows on its variable rate term loan ("Term Loan").  The Company is obligated to obtain interest rate protection on  approximately  one-half of its Term Loan,  pursuant to interest  rate swaps, caps or other similar  arrangements  satisfactory to GSCP. The Term Loan matures in December 2004 and provides for  amortization  (in quarterly  installments) of one percent of the principal amount thereof per year for the

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

first  five  years and 32.3% and 62.7% of the  principal  amount  thereof in the sixth and seventh  years,  respectively.  The Term Loan bears  interest,  at the option of the Company, at the lenders' customary base rate plus 1.625% per annum or at the lenders'  customary  reserve adjusted  Eurodollar rate plus 2.625% per annum. At March 31, 2001, the floating interest rate on the Term Loan was 8.11%.
The Company is currently  involved in three interest rate swap transactions with
Goldman  Sachs  Capital  Markets,  L.P.  and a  financial  institution  covering
$76,000,000 of its outstanding borrowings under the Term Loan. The interest rate swap  contracts  require  the  Company  to settle  the  difference  in  interest obligations  quarterly.  Net payments to (receipts from) the counterparty  under the swap contracts  have been recorded as additions to (reductions  of) interest expense.

         The fair value of interest rate swaps is the estimated  amount that the counterparty  would  receive  or pay to  terminate  the swap  agreements  at the reporting  date,  taking into  account  current  interest  rates and the current creditworthiness of the swap counterparties. At March 31, 2001, these hedges had an unrealized loss of $0.1 million, net of taxes, which has been included in the
Company's  accumulated  other  comprehensive  loss (see Note 5). The ineffective portion relating to these hedges was not material during the quarter ended March
31, 2001. At March 31, 2001, the Company expects to reclassify the loss on these hedges from  accumulated  other  comprehensive  loss to  earnings  over the next twelve months during which the hedged transaction  affects earnings.  The actual amount that will be  reclassified  to earnings  over the next twelve months will vary from this amount, as a result of changes in market conditions.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Percentage of Net Sales
                                                         Three Months Ended March 31,
                                                              2001        2000
                                                              ----        ----
Net sales ............................................       100.0%     100.0%
Cost of sales ........................................        63.2       61.1
                                                             -----      -----
     Gross profit ....................................        36.8       38.9
Operating expenses:
    Selling expenses .................................         9.7        9.1
    General and administrative expenses ..............         9.8       10.6
    Art and development costs ........................         2.4        2.6
                                                             -----      -----
Total operating expenses .............................        21.9       22.3
                                                             -----      -----
    Income from operations ...........................        14.9       16.6
Interest expense, net ................................         7.5        8.5
Other expense, net ...................................         0.1        0.1
                                                             -----      -----
    Income before income taxes and minority interests          7.3        8.0
Income tax expense ...................................         2.9        3.2
Minority interests
                                                             -----      -----
    Net income .......................................         4.4%       4.8%
                                                             =====      =====

         Net sales of $87.5  million for the three  months  ended March 31, 2001 were $10.1  million  higher than net sales for the three  months ended March 31,
2000. The increase in net sales reflects increased sales of party goods and gift items to  independent  party goods and  specialty  stores,  as well as increased sales of solid color tableware to superstores under a program which began in the second quarter of 2000.

         Gross profit for the first quarter of 2001 of 36.8% was 2.1% lower than the corresponding  period in 2000 as incremental  margin achieved as a result of increased  sales was more than offset by lower margins  attributable  to product mix,  principally  solid color  tableware,  sales to other  distributors and the impact of foreign currency fluctuations on international sales margin.

         Selling  expenses of $8.5  million  for the first  quarter of 2001 were
$1.5 million higher than those of the corresponding period in 2000 and increased to 9.7% of net sales from 9.1% of net sales.  The  increase in selling  expenses reflects the continued  development of a specialty sales force, which has nearly doubled since the beginning of 2000, and increased marketing initiatives.

         General and  administrative  expenses  for the three months ended March
31,  2001 of $8.5  million  was $0.3  million  higher as  compared  to the first quarter  of 2000  but  decreased  as a  percent  of net  sales  by 0.8% to 9.8%, reflecting the increase in net sales noted above.

         Art and  development  costs of $2.1  million  for the first  quarter of
2001,  were comparable to the  corresponding  period in 2000. As a percentage of net sales, art and development  costs were 2.4% for the first quarter of 2001 as compared to 2.6% for the corresponding period of 1999.

         Interest  expense  of $6.6  million  for the first  quarter of 2001 was comparable to the corresponding period in 2000. However,  during the three-month period ended March 31, 2001, the Company capitalized $0.2 million of interest on debt associated  with the  construction  of its new  distribution  facility (see
"Liquidity and Capital Resources").

         Income  taxes for the first  quarter  of 2001 and 2000 were  based upon estimated  consolidated effective income tax rates of 39.5% for the years ending
December 31, 2001 and 2000.

Liquidity and Capital Resources

         At March 31, 2001, the Company had an  outstanding  Term Loan of $150.8 million provided under a bank credit  agreement (the "Bank Credit  Facilities"), together  with  senior  subordinated  notes  of  $110.0  million  (the  "Notes")
(collectively,  the  "Financings").  The Term Loan matures in December  2004 and provides for  amortization  (in  quarterly  installments)  of one percent of the principal  amount  thereof per year for the first five years and 32.3% and 62.7%
of the principal  amount thereof in the sixth and seventh  years,  respectively.
The Term Loan bears  interest,  at the option of the  Company,  at the  lenders'
customary base rate plus 1.625% per annum or at the lenders'  customary  reserve adjusted  Eurodollar rate plus 2.625% per annum. At March 31, 2001, the floating interest rate on the Term Loan was 8.11%. The Notes bear interest at a rate of 9
7/8% per annum and mature in  December  2007.  The  Company is  required to make prepayments on the Bank Credit Facilities under certain circumstances, including upon certain asset sales and issuance of debt or equity  securities and based on cash flows, as defined.

         In addition to the Term Loan,  the Bank Credit  Facilities  provide for
revolving  loan  borrowings  of  up  to  $50  million  (the  "Revolving   Credit
Facility").  The Revolving Credit Facility,  expires on December 31, 2002, bears interest,  at the option of the  Company,  at the lenders'  customary  base rate plus,  based on  certain  terms,  a range of 1.00% to 1.50%  per annum or at the lenders'  customary  reserve  adjusted  Eurodollar  rate plus,  based on certain terms,  a range of 2.00% to 2.50% per annum.  Interest on  balances  outstanding under the  Revolving  Credit  Facility are subject to  adjustment  in the future based on the Company's performance. At March 31, 2001, the Company had borrowing capacity of approximately $37.4 million under the Revolving Credit Facility.

         At March 31, 2001, the Company had three interest rate swap contracts outstanding with a financial institution and Goldman Sachs Capital Markets, L.P.
("GSCM") covering $76.0 million of its Term Loan at effective interest rates ranging from 7.68% to 9.30%.

         On March 30,  2001,  the Board of  Directors  authorized  500 shares of preferred  stock,  $0.10  par  value,  and  designated  100  shares  as Series A
Redeemable Convertible Preferred.  Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable  Convertible  Preferred Stock to GSCP for proceeds of $6.0 million.

         In October 2000, the Company purchased property for the construction of a new  domestic  distribution  facility  for $4.9  million  and  entered  into a contract for the design and  construction  of the new facility with an estimated cost, excluding capitalized interest, of $22.1 million.  Through March 31, 2001, the Company  incurred costs of $5.3 million  relating to the construction of the new  facility,  including  $0.4  million  of  capitalized  interest  costs.  The expenditures  were  financed  through  March 31,  2001 by  borrowings  under the
Revolving Credit Facility.  The Company intends to permanently  finance both the purchase of property and the  construction  of the  facility  using the proceeds from the issuance of the Series A Redeemable Convertible Preferred Stock of $6.0
million  noted above,  long-term  borrowings  totaling $20 million,  and working capital of $1.0 million.  The Company has obtained firm commitments totaling $20 million  for the  permanent  financings  from both the New York Job  Development
Authority and a financial institution.  The Company has amended and restated its
Bank Credit  Facilities  to provide  for,  among other  things,  the  additional borrowings  and future  capital  expenditures  for the  construction  of the new facility.

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

However, management believes that current asset levels provide adequate capacity to support its operations for at least the next 12 months. As of March 31, 2001, the Company did not have material  commitments  for capital  expenditures  other than for the construction of a new domestic distribution facility.

Cash Flow Data - Three  Months  Ended  March 31, 2001  Compared to Three  Months
                 Ended March 31, 2000

         During the three  months  ended March 31,  2001,  net cash  provided by operating  activities  totaled  $2.0  million,  an increase  of $2.5  million as compared  to the  corresponding  period  in 2000.  Net  cash  flow  provided  by operating  activities  before changes in other operating  assets and liabilities for the three  months  ended March 31, 2001 and 2000,  was $8.6 million and $8.1 million,  respectively.  Net cash used as a result of changes in other operating assets and  liabilities  for the three months ended March 31, 2001 and 2000, was
$6.6 million and $8.6 million, respectively.

         During  the  three  months  ended  March  31,  2001,  net cash  used in
investing   activities  of  $4.9  million  included  payments  of  $2.3  million associated  with the  construction of a new domestic  distribution  facility and additional  investments primarily in manufacturing  equipment.  Net cash used in
investing   activities  during  the  first  quarter  of  2000  of  $2.8  million principally reflected increased levels of capital expenditures for manufacturing machinery and equipment.

         During the three  months  ended March 31,  2001,  net cash  provided by financing  activities was $2.8 million and primarily  consisted of proceeds from the issuance of the Series A Redeemable  Convertible  Preferred  Stock  totaling
$6.0 million and proceeds from short-term working capital borrowings,  partially offset by the  repayment of a portion of the Term Loan,  and  repayment of other long-term  obligations.  During the comparable period in 2000, net cash provided by financing  activities of $3.4 million  principally  consisted of the proceeds from short-term  working capital  borrowings,  partially offset by the scheduled repayment and a $1.3 million prepayment of the Term Loan, and repayment of other long-term obligations.

Legal Proceedings

         The Company is a party to certain claims and litigation in the ordinary course of business.  The Company does not believe any of these  proceedings will result,  individually or in the aggregate,  in a material  adverse effect on its financial condition or future results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company's  earnings are affected by changes in interest  rates as a result of its  issuance  of variable  rate  indebtedness.  However,  the Company utilizes interest rate swap agreements to manage the market risk associated with fluctuations  in interest  rates.  If market  interest  rates for the  Company's variable rate indebtedness averaged 2% more than the interest rate actually paid for the three  months  ended March 31,  2001 and 2000,  the  Company's  interest expense,  after  considering  the effects of its interest rate swap  agreements, would have  increased,  and income  before  income taxes and minority  interests would have  decreased,  by $0.4 million and $0.2  million,  respectively.  These amounts are determined by considering  the impact of the  hypothetical  interest rates on the Company's  borrowing  cost,  short-term  investment  balances,  and interest  rate swap  agreements.  This analysis does not consider the effects of the  reduced  level of overall  economic  activity  that could  exist in such an environment.  Further,  in the event of a change of such  magnitude,  management would  likely  take  actions to further  mitigate  its  exposure  to the change.
However,  due to the uncertainty of the specific actions that would be taken and their  possible  effects,  the  sensitivity  analysis  assumes no changes in the
Company's financial structure.

         The Company's  earnings are also affected by  fluctuations in the value of the U.S. dollar as compared to foreign currencies,  predominately in European countries, as a result of the sales of its products in foreign markets.  Foreign currency forward  contracts are used  periodically to hedge against the earnings effects of such  fluctuations.  A uniform 10%  strengthening in the value of the dollar  relative to the  currencies  in which the  Company's  foreign  sales are denominated  would have  resulted in a decrease in gross  profit of $0.4 million for each of the three months ended March 31, 2001 and 2000, respectively.  These calculations  assume that each exchange rate would change in the same  direction relative to the U.S.  dollar.  In  addition to the direct  effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes  in  exchange  rates  also  affect  the  volume of sales or the  foreign currency sales price as competitors'  products  become more or less  attractive.
The Company's sensitivity analysis of the effects of changes in foreign currency exchange  rates does not factor in a potential  change in sales  levels or local currency prices.

                                     Part II

Item 2.  Changes in Securities and Use of Proceeds

         a)    Not applicable.

         b)    Not applicable.

         c)    On March 30, 2001,  the Board of Directors  authorized 500 of its preferred  stock,  $0.10 par value,  and designated 100 shares as
               Series A Redeemable  Convertible  Preferred Stock.  Also on March
               30,  2001,  the Company  issued 40 shares of Series A  Redeemable
               Convertible  Preferred  Stock  to  GSCP,  for  proceeds  of  $6.0 million.  No underwriting  discounts or commissions  were paid in connection  with such sale. This issuance was part of an offering to a limited number of accredited investors. Such sale was exempt under Section 4 (2) of the Securities Act of 1933.

               In March 2001, the Company issued 0.333 shares of Common Stock to a former  employee upon exercise of a stock option for $24,975 in exchange  for a note  receivable.  No  underwriting  discounts or commissions  were paid in connection  with such sale.  This share was  part  of an  offering  to a  limited  number  of  accredited investors  and  employees  of the  Company.  Such sale was exempt under Section 4 (2) of the Securities Act of 1933.

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

                                      AMSCAN HOLDINGS, INC.

                                        By: /s/ Michael A. Correale
                                                Michael A. Correale
                                                Vice President
                                                (on behalf of the registrant and
Date: May 15, 2001                               as principal accounting officer)

