Form 10-Q
period 2001-06-30
AMSCAN HOLDINGS INC
filed 2001-08-03
CIK 1024729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------
Commission file number 000-21827


                              AMSCAN HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                         Delaware                                      13-3911462
        State or other jurisdiction of incorporation          (I.R.S. Employer Identification
                      or organization)                                   Number)

                     80 Grasslands Road
                     Elmsford, New York                                   10523
          (Address of principal executive offices)                     (Zip Code)

     Registrant's telephone number, including area code:             (914) 345-2020


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


As of August 3, 2001, 1,133.21 shares of Registrants' Common Stock, par value $0.10, were outstanding.

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-Q

                                  JUNE 30, 2001

                                TABLE OF CONTENTS

                                                              PART I                                                   PAGE
                                                              ------                                                   ----
         ITEM 1          FINANCIAL STATEMENTS  (UNAUDITED)

                         Consolidated Balance Sheets at June 30, 2001 and December 31, 2000..........................    3

                         Consolidated Statements of Income for the Three and Six Months Ended
                             June 30, 2001 and 2000..................................................................    4

                         Consolidated Statement of Stockholders' Deficit for the Six Months
                             Ended June 30, 2001.....................................................................    5

                         Consolidated Statements of Cash Flows for the Six Months Ended
                              June 30, 2001 and 2000.................................................................    6

                         Notes to Consolidated Financial Statements..................................................    7

         ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS...............................................................   13

         ITEM 3          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .................................   18

                                                              PART II

         ITEM 1          LEGAL PROCEEDINGS...........................................................................  19

         ITEM 2          CHANGES IN SECURITIES AND USE OF PROCEEDS...................................................  19

         ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K............................................................  19


         SIGNATURE       ............................................................................................  20

                              AMSCAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                               JUNE 30,          DECEMBER 31,
                                                                                                 2001                2000
                                                                                             -----------            ------
                                                                                             (Unaudited)            (Note)
                                     ASSETS
Current assets:
   Cash and cash equivalents..............................................................      $  1,128           $  1,469
   Accounts receivable, net of allowances.................................................        64,258             62,678
   Inventories, net of allowances.........................................................        71,192             71,539
   Prepaid expenses and other current assets..............................................        11,945              9,272
                                                                                                --------           --------
         Total current assets.............................................................       148,523            144,958
Property, plant and equipment, net........................................................        78,361             69,198
Intangible assets, net....................................................................        57,394             59,360
Other assets, net.........................................................................         8,139              7,111
                                                                                                --------           --------

         Total assets.....................................................................      $292,417           $280,627
                                                                                                ========           ========

         LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND COMMON STOCK
                            AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Short-term obligations.................................................................      $ 10,100           $ 10,335
   Accounts payable.......................................................................        28,964             28,820
   Accrued expenses.......................................................................        16,754             17,091
   Income taxes payable...................................................................         4,242              1,198
   Current portion of long-term obligations...............................................         2,625              3,754
                                                                                                --------           --------
         Total current liabilities........................................................        62,685             61,198
Long-term obligations, excluding current portion..........................................       260,550            261,815
Deferred income tax liabilities...........................................................        13,855             13,314
Other.....................................................................................         2,293              2,413
                                                                                                --------           --------
         Total liabilities................................................................       339,383            338,740

Redeemable convertible preferred stock....................................................         6,000                  -
Redeemable Common Stock...................................................................        28,768             28,768

Stockholders' deficit:
   Common Stock...........................................................................             -                  -
   Additional paid-in capital.............................................................           283                233
   Unamortized restricted Common Stock award, net.........................................          (324)              (354)
   Notes receivable from stockholders.....................................................          (565)              (548)
   Deficit ...............................................................................       (77,783)           (83,867)
   Accumulated other comprehensive loss...................................................        (3,345)            (2,345)
                                                                                                --------           --------
         Total stockholders' deficit......................................................       (81,734)           (86,881)
                                                                                                --------           --------
         Total liabilities, redeemable convertible preferred and Common Stock
           and stockholders' deficit......................................................      $292,417           $280,627
                                                                                                ========           ========

         Note: The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date.


          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------     -------------------------
                                                          2001            2000           2001            2000
                                                       ---------       ---------      ---------       ---------
           Net sales ............................      $  83,363       $  78,758      $ 170,869       $ 156,135
           Cost of sales ........................         54,526          50,363        109,843          97,676
                                                       ---------       ---------      ---------       ---------
                 Gross profit ...................         28,837          28,395         61,026          58,459

           Operating expenses:
              Selling expenses ..................          8,196           7,040         16,692          14,056
              General and administrative expenses          8,089           8,024         16,149          15,756
              Provision for doubtful accounts ...            522           3,906            987           4,373
              Art and development costs .........          2,257           2,090          4,342           4,100
                                                       ---------       ---------      ---------       ---------
                 Total operating expenses .......         19,064          21,060         38,170          38,285
                                                       ---------       ---------      ---------       ---------
                 Income from operations .........          9,773           7,335         22,856          20,174

           Interest expense, net ................          6,190           6,583         12,765          13,173
           Other (income) expense, net ..........            (67)              4             44              73
                                                       ---------       ---------      ---------       ---------
                 Income before income taxes and
                   minority interests ...........          3,650             748         10,047           6,928

           Income tax expense ...................          1,442             296          3,969           2,737
           Minority interests ...................             (1)              4             (6)             34
                                                       ---------       ---------      ---------       ---------
                 Net income .....................      $   2,209       $     448      $   6,084       $   4,157
                                                       =========       =========      =========       =========



          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                         SIX MONTHS ENDED JUNE 30, 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                               UNAMORTIZED
                                                                RESTRICTED      NOTES                    ACCUMULATED
                                                   ADDITIONAL     COMMON      RECEIVABLE                     OTHER
                                           COMMON    PAID-IN   STOCK AWARD,      FROM                    COMPREHENSIVE
                                            STOCK    CAPITAL        NET      STOCKHOLDERS    DEFICIT          LOSS         TOTAL
                                           -----   ----------  ------------  ------------    -------     -------------     -----
Balance at December 31, 2000 ...........    $  --     $  233      $ (354)       $ (548)     $  (83,867)     $ (2,345)     $(86,881)

   Net income ..........................                                                         6,084                       6,084
   Net change in cumulative
      translation adjustment ...........                                                                        (778)         (778)
   Cumulative effect of a change in
     accounting  principle, net of taxes
      (see Notes 5 and 9) ..............                                                                        (227)         (227)
   Change in fair value of interest rate
     swaps, net of taxes (see Notes 5
     and 9) ............................                                                                           5             5
                                                                                                                          --------
         Comprehensive income ..........                                                                                     5,084

   Exercise of stock options ...........                  50                       (25)                                         25
   Payments of notes receivable from
     stockholders ......................                                             8                                           8
   Amortization of restricted
      Common Stock award ...............                              30                                                        30
                                            -----     ------      ------        ------      ----------      --------      --------
Balance at June 30, 2001 ...............    $  --     $  283      $ (324)       $ (565)     $  (77,783)     $ (3,345)     $(81,734)
                                            =====     ======      ======        ======      ==========      ========      ========



          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                -------------------------
                                                                                   2001           2000
                                                                                   ----           ----
Cash flows from operating activities:
    Net income ............................................................      $  6,084       $  4,157
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ......................................         7,719          6,942
       Amortization of deferred financing costs ...........................           499            436
       Amortization of restricted Common Stock award ......................            30             26
       Provision for doubtful accounts ....................................           987          4,373
       Deferred income tax expense (benefit) ..............................           231           (476)
       Gain on disposal of property and equipment .........................                           (1)
       Changes in operating assets and liabilities:
           Increase in accounts receivable ................................        (3,610)        (3,584)
           Decrease (increase) in inventories .............................           156         (6,314)
           (Increase) decrease in prepaid expenses and other current assets        (1,601)         1,050
           Increase in accounts payable, accrued expenses and income taxes
             payable ......................................................         3,161            324
       Other, net .........................................................        (1,713)          (806)
                                                                                 --------       --------
          Net cash provided by operating activities .......................        11,943          6,127
Cash flows from investing activities:
    Capital expenditures ..................................................       (15,110)        (5,032)
    Proceeds from sale of property and equipment ..........................            --              3
                                                                                 --------       --------
          Net cash used in investing activities ...........................       (15,110)        (5,029)
Cash flows from financing activities:
    Proceeds from issuance of redeemable convertible preferred stock ......         6,000             --
    Proceeds from short-term obligations ..................................                        2,712
    Repayment of loans, notes payable and long-term obligations ...........        (2,629)        (3,051)
    Other .................................................................            (5)           117
                                                                                 --------       --------
          Net cash provided by (used in) financing activities .............         3,366           (222)
Effect of exchange rate changes on cash and cash equivalents ..............          (540)          (683)
                                                                                 --------       --------
          Net (decrease) increase in cash and cash equivalents ............          (341)           193
Cash and cash equivalents at beginning of period ..........................         1,469            849
                                                                                 --------       --------
Cash and cash equivalents at end of period ................................      $  1,128       $  1,042
                                                                                 ========       ========
Supplemental Disclosures:
          Interest paid ...................................................      $ 12,875       $ 12,735
          Income taxes paid ...............................................      $  1,235       $    866





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

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The results of operations may be affected by seasonal factors such as the timing of holidays or industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in Amscan Holdings' Annual Report on Form 10-K for the year ended December 31, 2000.

         In connection with the preparation of the accompanying unaudited consolidated financial statements, the Company has reclassified certain amounts in prior periods to conform to the current year presentation.

NOTE 3 - INVENTORIES

         Inventories consisted of the following (dollars in thousands):

                                                                            JUNE 30,     DECEMBER 31,
                                                                              2001           2000
                                                                            --------       --------
                  Finished goods .....................................      $ 61,387       $ 61,680
                  Raw materials ......................................         6,742          7,614
                  Work-in-process ....................................         5,474          4,677
                                                                            --------       --------
                                                                              73,603         73,971
                  Less: reserve for slow moving and obsolete inventory        (2,411)        (2,432)
                                                                            --------       --------
                                                                            $ 71,192       $ 71,539
                                                                            ========       ========

         Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market.

NOTE 4 - INCOME TAXES

         The consolidated income tax expense for the three and six months ended June 30, 2001 and 2000 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

December 31, 2001 and 2000, respectively. The differences between the consolidated effective income tax rate and the U.S. Federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations.

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

          Comprehensive income (loss) consisted of the following (dollars in thousands):

                                                                    THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                                    ---------------------------  -------------------------
                                                                         2001          2000          2001          2000
                                                                       -------       -------       -------       -------
         Net income .............................................      $ 2,209       $   448       $ 6,084       $ 4,157
         Net change in cumulative translation adjustment ........           26          (955)         (778)       (1,133)
         Cumulative effect of a change in accounting principle
            to recognize the fair value of the Company's interest
            rate swap contracts, net of taxes (see Note 9) ......                                     (227)
         Change in fair value of the Company's interest rate
            swap contracts, net of taxes (see Note 9) ...........          (88)                          5
                                                                       -------       -------       -------       -------
                                                                       $ 2,147       $  (507)      $ 5,084       $ 3,024
                                                                       =======       =======       =======       =======

         Accumulated other comprehensive loss consisted of the following (dollars in thousands):

                                                                 JUNE 30,    DECEMBER 31,
                                                                   2001          2000
                                                                 -------       -------
         Cumulative translation adjustment ................      $(3,123)      $(2,345)
         Interest rate swap contracts qualifying as hedges,
           net of taxes (see Note 9) ......................         (222)           --
                                                                 -------       -------
                                                                 $(3,345)      $(2,345)

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

         Each share of the Series A Redeemable Convertible Preferred Stock is convertible at the option of the holder at any time, into shares of Common Stock of the Company, $0.10 par value, at a conversion rate of 1.0 share of Common Stock for each share of Series A Redeemable Convertible Preferred Stock, subject to adjustment under certain conditions. As of June 30, 2001, there were 40 shares of Company Common Stock reserved for such conversion.

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

         At June 30, 2001 and December 31, 2000, the Company's authorized common stock consisted of 3,000 shares of common stock, $0.10 par value, of which 1,133.21 and 1,132.54 shares, respectively, were issued and outstanding.

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

       The Company's geographic area data is as follows (dollars in thousands):

                                                      DOMESTIC        FOREIGN       ELIMINATIONS    CONSOLIDATED
                                                     ----------      ---------      ------------    ------------
     THREE MONTHS ENDED JUNE 30, 2001
     Sales to unaffiliated customers ..........      $  72,401       $  10,962                       $  83,363
     Sales between geographic areas ...........          6,565                       $   (6,565)            --
                                                     ----------      ---------       ----------      ---------
     Net sales ................................      $   78,966      $  10,962       $   (6,565)     $  83,363
                                                     ==========      =========       ==========      =========

     Income from operations ...................      $   9,204       $     569                       $   9,773
                                                     ==========      =========
     Interest expense, net ....................                                                          6,190
     Other income, net ........................                                                            (67)
                                                                                                     ---------
     Income before income taxes and minority
             interests ........................                                                      $   3,650
                                                                                                     =========

     Long-lived assets, net at June 30, 2001 ..     $  137,163      $   6,731                       $ 143,894
                                                     =========       ==========                      =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                                                       DOMESTIC       FOREIGN      ELIMINATIONS  CONSOLIDATED
                                                      ---------     ----------     ------------  ------------
         THREE MONTHS ENDED JUNE 30, 2000
         Sales to unaffiliated customers .......      $  68,635      $  10,123                     $ 78,758
         Sales between geographic areas ........          5,242                     $  (5,242)           --
                                                      ---------      ---------      ---------      --------
         Net sales .............................      $  73,877      $  10,123      $  (5,242)     $ 78,758
                                                      =========      =========      =========      ========

         Income from operations ................      $   6,686      $     649                     $  7,335
                                                      =========      =========
         Interest expense, net .................                                                      6,583
         Other expense, net ....................                                                          4
                                                                                                   --------
         Income before income taxes and minority
                 interests .....................                                                   $    748
                                                                                                   ========

         Long-lived assets, net at June 30, 2000      $ 125,672      $   7,027                     $132,699
                                                      =========      =========                     ========

         SIX MONTHS ENDED JUNE 30, 2001
         Sales to unaffiliated customers .......      $ 148,856      $  22,013                     $170,869
         Sales between geographic areas ........         12,265                     $ (12,265)           --
                                                      ---------      ---------      ---------      --------
         Net sales .............................      $ 161,121      $  22,013      $ (12,265)     $170,869
                                                      =========      =========      =========      ========

         Income from operations ................      $  21,435      $   1,421                     $ 22,856
                                                      =========      =========
         Interest expense, net .................                                                     12,765
         Other expense, net ....................                                                         44
                                                                                                   --------
         Income before income taxes and minority
                 interests .....................                                                   $ 10,047
                                                                                                   ========

         SIX MONTHS ENDED JUNE 30, 2000
         Sales to unaffiliated customers .......      $ 135,294      $  20,841                     $156,135
         Sales between geographic areas ........          8,726                     $  (8,726)           --
                                                      ---------      ---------      ---------      --------
         Net sales .............................      $ 144,020      $  20,841      $  (8,726)     $156,135
                                                      =========      =========      =========      ========

         Income from operations ................      $  18,456      $   1,718                     $ 20,174
                                                      =========      =========
         Interest expense, net .................                                                     13,173
         Other expense, net ....................                                                         73
                                                                                                   --------
         Income before income taxes and minority
                 interests .....................                                                   $  6,928
                                                                                                   ========


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

NOTE 9 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and, in June 1999 and June 2000, issued SFAS No. 137 and No. 138 as amendments thereto. These statements provide a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities, requiring all derivatives to be recognized on the balance sheet at fair value and establishing standards for the recognition of changes in such fair value. These statements are effective for fiscal years beginning after June 15, 2000. As long as hedge effectiveness is maintained, the Company's interest rate arrangements qualify for hedge accounting as cash flow hedges under SFAS No. 133 as amended by SFAS 138. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. The Company has adopted these statements effective January 1, 2001. Because of the Company's limited use of derivatives, the adoption of SFAS No. 133 did not have a significant effect on earnings or the financial position of the Company.

         As part of the Company's risk management strategy, the Company uses interest rate swaps to hedge variability of cash flows on its variable rate term loan ("Term Loan"). The Company is obligated to obtain interest rate protection on approximately one-half of its Term Loan, pursuant to interest rate swaps, caps or other similar arrangements satisfactory to GSCP. The Term Loan matures in December 2004 and provides for amortization (in quarterly installments) of one percent of the principal amount thereof per year for the first five years and 32.3% and 62.7% of the principal amount thereof in the sixth and seventh years, respectively. The Term Loan bears interest, at the option of the Company, at the lenders' customary base rate plus 1.625% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.625% per annum. At June 30, 2001, the floating interest rate on the Term Loan was 6.79%. The Company is currently involved in three interest rate swap transactions with Goldman Sachs Capital Markets, L.P. and a financial institution covering $76,000,000 of its outstanding borrowings under the Term Loan. The interest rate swap contracts require the Company to settle the difference in interest obligations quarterly. Net payments to (receipts from) the counterparty under the swap contracts have been recorded as additions to (reductions of) interest expense.

         The fair value of interest rate swaps is the estimated amount that the counterparty would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties. At June 30, 2001, these hedges had an unrealized loss of $0.2 million, net of taxes, which has been included in the Company's accumulated other comprehensive loss (see Note 5). The ineffective portion relating to these hedges was not material during the three and six months ended June 30, 2001. At June 30, 2001, the Company expects to reclassify the loss on these hedges from accumulated other comprehensive loss to earnings over the next twelve months during which the hedged transaction affect earnings. The actual amount that will be reclassified to earnings over the next twelve months will vary from this amount, as a result of changes in market conditions.

NOTE 10 - PROVISION FOR DOUBTFUL ACCOUNTS

         During the second quarter of 2000, two of the Company's customers filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. As a result of the filings, the Company charged $3.4 million to the provision for doubtful accounts during the second quarter of 2000. In addition, the Company charged $1.0 million to

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

the provision for doubtful accounts in the fourth quarter of 2000 to fully provide for the accounts receivable balances due to the Company from these customers. On a combined basis, these two customers accounted for approximately 4.0% and 2.6% of the Company's consolidated net sales for the three and six months ended June 30, 2000, respectively. Approximately 50% of the locations previously owned by these two customers have been acquired by other customers and continue to operate as party stores.

NOTE 11- SUBSEQUENT EVENT

         On July 26, 2001, Amscan and American Greetings Corporation ("American Greetings") signed a letter of intent pursuant to which Amscan would acquire American Greetings' subsidiary, M&D Balloons, a Manteno, Illinois-based manufacturer of metallic balloons. American Greetings would continue to distribute metallic balloons, through its Balloon Zone entity, under a supply agreement with Amscan. However, there is no assurance that the transaction will close as it is subject to completion of due diligence, further documentation and other conditions.

NOTE 12-NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") SFAS No. 141, Business Combinations" ("SFAS No. 141") which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported separately from goodwill. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. Management does not anticipate the adoption of this statement will have a significant effect on the Company's results of operations or financial position.

         In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142") which supercedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the effective date. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 is expected to result in an estimated increase in net income of approximately $1.6 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

         Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

PERCENTAGE OF NET SALES

                                                                THREE MONTHS ENDED JUNE 30,
                                                                ---------------------------
                                                                     2001          2000
                                                                    -----         -----
Net sales ..................................................         100.0%        100.0%
Cost of sales ..............................................          65.4          63.9
                                                                    -----         -----
         Gross profit ......................................         34.6          36.1
Operating expenses:
    Selling expenses .......................................          9.9           8.9
    General and administrative expenses ....................          9.7          10.1
    Provision for doubtful accounts ........................          0.6           5.0
    Art and development costs ..............................          2.7           2.7
                                                                    -----         -----
         Total operating expenses ..........................         22.9          26.7
                                                                    -----         -----
         Income from operations ............................         11.7           9.4
Interest expense, net ......................................          7.4           8.4
Other income, net
                                                                    -----         -----
        Income before income taxes and minority interests ..          4.3           1.0
Income tax expense .........................................          1.7           0.4
Minority interests
                                                                    -----         -----
        Net income .........................................          2.6%          0.6%
                                                                    =====         =====

         Net sales of $83.4 million for the three months ended June 30, 2001 were $4.6 million higher than net sales for the three months ended June 30, 2000. The increase in net sales reflects increased sales of solid color tableware to superstores under a program which began in the second quarter of 2000 and increased sales of gift items to independent party goods and specialty stores.

         Gross profit for the second quarter of 2001 of 34.6% was 1.5% lower than the corresponding period in 2000 as incremental margin achieved as a result of increased sales was more than offset by lower margins attributable to product mix, principally solid color tableware, sales to other distributors and the impact of foreign currency fluctuations on international sales margin.

         Selling expenses of $8.2 million for the second quarter of 2001 were $1.2 million higher than those of the corresponding period in 2000 and increased to 9.9% of net sales from 8.9% of net sales. The increase in selling expenses reflects the continued development of a specialty sales force, which has nearly doubled since the beginning of 2000, and increased marketing initiatives.

         General and administrative expenses for the three months ended June 30, 2001 of $8.1 million were comparable to those of the first quarter of 2000 but decreased as a percent of net sales to 9.7% from 10.1%, reflecting the increase in net sales previously noted.

         The provision for doubtful accounts was $0.5 million for the second quarter of 2001 or $3.4 million lower than the corresponding period in 2000. During the second quarter of 2000, two of the Company's customers filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, and as a result, the Company charged $3.4 million to the provision for doubtful accounts. In addition, the Company charged $1.0 million to the provision for doubtful accounts in the fourth quarter of 2000 to fully provide for the accounts receivable balances due to the Company from these customers. On a combined basis, these two customers accounted for approximately 4.0% of the Company's consolidated net sales for the three months ended June 30, 2000. Approximately 50% of the locations previously owned by these two customers have been acquired by other customers and continue to operate as party stores.

         Art and development costs of $2.3 million for the second quarter of 2001, were $0.2 million higher than the corresponding period in 2000. As a percentage of net sales, art and development costs were 2.7% for the second quarter of 2001, comparable to the corresponding period of 2000.

         Interest expense of $6.2 million for the second quarter of 2001 was $0.4 million lower than the corresponding period in 2000 reflecting a lower average interest rate on higher average borrowings as compared to 2000. In addition, during the three-month period ended June 30, 2001, the Company capitalized $0.2 million of interest on debt associated with the construction of its new distribution facility (see "Liquidity and Capital Resources").

         Income taxes for the second quarter of 2001 and 2000 were based upon estimated consolidated effective income tax rates of 39.5% for the years ending December 31, 2001 and 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

PERCENTAGE OF NET SALES

                                                                 SIX MONTHS ENDED JUNE 30,
                                                                 -------------------------
                                                                     2001          2000
                                                                    -----         -----
Net sales ..................................................        100.0%        100.0%
Cost of sales ..............................................         64.3          62.6
                                                                    -----         -----
        Gross profit .......................................         35.7          37.4
Operating expenses:
    Selling expenses .......................................          9.8           9.0
    General and administrative expenses ....................          9.4          10.1
    Provision for doubtful accounts ........................          0.6           2.8
    Art and development costs ..............................          2.5           2.6
                                                                    -----         -----
        Total operating expenses ...........................         22.3          24.5
                                                                    -----         -----
        Income from operations .............................         13.4          12.9
Interest expense, net ......................................          7.5           8.4
Other expense, net .........................................
                                                                    -----         -----
        Income before income taxes and minority interests ..          5.9           4.5
Income tax expense .........................................          2.3           1.8
Minority interests .........................................
                                                                    -----         -----
        Net income .........................................          3.6%          2.7%
                                                                    =====         =====

         Net sales of $170.9 million for the six months ended June 30, 2001 were $14.7 million higher than net sales for the six months ended June 30, 2000. The increase in net sales reflects increased sales of solid color tableware to superstores under a program which began in the second quarter of 2000, increased sales of party goods and gift items to independent party goods and specialty stores and increased sales to other distributors.

         Gross profit for the six months ended June 30, 2001 of 35.7% was 1.7% lower than the corresponding period in 2000 as incremental margin achieved as a result of increased sales was more than offset by lower margins attributable to product mix, principally solid color tableware, sales to other distributors and the impact of foreign currency fluctuations on international sales margin.

         Selling expenses of $16.7 million for the six months ended June 30, 2001 were $2.6 million higher than those of the corresponding period in 2000 and increased to 9.8% of net sales from 9.0% of net sales. The increase in selling expenses reflects the continued development of a specialty sales force, which has nearly doubled since the beginning of 2000, and increased marketing initiatives.

         General and administrative expenses for the six months ended June 30, 2001 of $16.1 million were $0.4 million higher as compared to the corresponding period in 2000 but decreased as a percent of net sales by 0.7% to 9.4%, reflecting the increase in net sales previously noted.

         The provision for doubtful accounts was $1.0 million for the six months ended June 30, 2001, or $3.4 million lower than the corresponding period in 2000. During the second quarter of 2000, two of the Company's customers filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, and as a result, the Company charged $3.4 million to the provision for doubtful accounts. In addition, the Company charged $1.0 million to the provision for doubtful accounts in the fourth quarter of 2000 to fully provide for the accounts receivable balances due to the Company from these customers. On a combined basis, these two customers accounted for approximately 2.6% of the Company's consolidated net sales for the six months ended June 30, 2000. Approximately 50% of the locations previously owned by these two customers have been acquired by other customers and continue to operate as party stores.

         Art and development costs of $4.3 million for the six months ended June 30, 2001, were comparable to the corresponding period in 2000. As a percentage of net sales, art and development costs were 2.5% for the six months ended June 30, 2001 as compared to 2.6% for the corresponding period of 2000.

         Interest expense of $12.8 million for the six months ended June 30, 2001 was $0.4 million lower than the corresponding period in 2000 reflecting a lower average interest rate on higher average borrowings as compared to 2000. In addition, during the six-months ended June 30, 2001, the Company capitalized $0.4 million of interest on debt associated with the construction of its new distribution facility (see "Liquidity and Capital Resources").

         Income taxes for the six months ended June 30, 2001 and 2000 were based upon estimated consolidated effective income tax rates of 39.5% for the years ending December 31, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, the Company had an outstanding Term Loan of $150.5 million provided under a bank credit agreement (the "Bank Credit Facilities"), together with senior subordinated notes of $110.0 million (the "Notes") (collectively, the "Financings"). The Term Loan matures in December 2004 and provides for amortization (in quarterly installments) of one percent of the principal amount thereof per year for the first five years and 32.3% and 62.7% of the principal amount thereof in the sixth and seventh years, respectively. The Term Loan bears interest, at the option of the Company, at the lenders' customary base rate plus 1.625% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.625% per annum. At June 30, 2001, the floating interest rate on the Term Loan was 6.79%. The Notes bear interest at a rate of 9 7/8% per annum and mature in December 2007. The Company is required to make prepayments on the Bank Credit Facilities under certain circumstances, including upon certain asset sales and issuance of debt or equity securities and based on cash flows, as defined.

         In addition to the Term Loan, the Bank Credit Facilities provide for revolving loan borrowings of up to $50 million (the "Revolving Credit Facility"). The Revolving Credit Facility, expires on December 31, 2002, bears interest, at the option of the Company, at the lenders' customary base rate plus, based on certain terms, a range of 1.00% to 1.50% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus, based on certain terms, a range of 2.00% to 2.50% per annum. Interest on balances outstanding under the Revolving Credit Facility are subject to adjustment in the future based on the Company's performance. At June 30, 2001, the Company had borrowing capacity of approximately $34.3 million under the Revolving Credit Facility.

         At June 30, 2001, the Company had three interest rate swap contracts outstanding with a financial institution and Goldman Sachs Capital Markets, L.P. ("GSCM") covering $76.0 million of its Term Loan at effective interest rates ranging from 7.68% to 9.30%.

         On March 30, 2001, the Board of Directors authorized 500 shares of preferred stock, $0.10 par value, and designated 100 shares as Series A Redeemable Convertible Preferred Stock. Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP for proceeds of $6.0 million.

         In October 2000, the Company purchased property for the construction of a new domestic distribution facility for $4.9 million and entered into a contract for the design and construction of the new facility with an estimated cost, excluding capitalized interest, of $22.1 million. Through June 30, 2001, the Company incurred costs of $13.5 million relating to the construction of the new facility, including $0.6 million of cumulative capitalized interest costs. The expenditures were financed through June 30, 2001 by borrowings under the Revolving Credit Facility. The Company intends to permanently finance both the purchase of property and the construction of the facility using the proceeds from the issuance of the Series A Redeemable Convertible Preferred Stock of $6.0 million noted above, long-term borrowings totaling $20 million, and working capital of $1.0 million. The Company has obtained firm commitments totaling $20 million for the permanent financings from both the New York Job Development Authority and a financial institution. The Company has amended and restated its Bank Credit Facilities to provide for, among other things, the additional borrowings and future capital expenditures for the construction of the new facility.

         On July 26, 2001, Amscan and American Greetings signed a letter of intent pursuant to which Amscan would acquire American Greetings' subsidiary, M&D Balloons, a Manteno, Illinois-based manufacturer of metallic balloons. American Greetings would continue to distribute metallic balloons, through its Balloon Zone entity, under a supply agreement with Amscan. However, there is no assurance that the transaction will close as it is subject to completion of due diligence, further documentation and other conditions.

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

         The Financings may affect the Company's ability to make future capital expenditures and potential acquisitions. However, management believes that current asset levels provide adequate capacity to support its operations for at least the next 12 months. As of June 30, 2001, the Company did not have material commitments for capital expenditures or acquisitions other than for the construction of a new domestic distribution facility and the potential acquisition of M&D Balloons.

CASH FLOW DATA - SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         During the six months ended June 30, 2001, net cash provided by operating activities totaled $11.9 million, an increase of $5.8 million as compared to the corresponding period in 2000. Net cash flow provided by operating activities before changes in other operating assets and liabilities for the six months ended June 30, 2001 and 2000, was $15.5 million and $15.4 million, respectively. Net cash used as a result of changes in other operating assets and liabilities for the six months ended June 30, 2001 and 2000, was $3.6 million and 9.3 million, respectively. The significant increase in cash used during the first six months of 2000 primarily reflects the increase in inventory necessary to support the Company's solid color tableware program.

         During the six months ended June 30, 2001, net cash used in investing activities of $15.1 million included payments of $10.5 million associated with the construction of the new domestic distribution facility and additional investments primarily in manufacturing equipment. Net cash used in investing activities during the six months ended June 30, 2000 of $5.0 million principally reflected increased levels of capital expenditures for both manufacturing and warehouse machinery and equipment.

         During the six months ended June 30, 2001, net cash provided by financing activities was $3.4 million and primarily consisted of proceeds from the issuance of the Series A Redeemable Convertible Preferred Stock totaling $6.0 million partially offset by payments made against the Term Loan and other long-term obligations. During the comparable period in 2000, net cash used in financing activities was $0.2 million and primarily consisted of payments made against the Term Loan, including a $1.3 million prepayment made during the first quarter of 2000 as required based on the Company's cash flows, and payments made against other long-term obligations, partially offset by the proceeds from short-term working capital borrowings.

LEGAL PROCEEDINGS

         The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") SFAS No. 141, Business Combinations" ("SFAS No. 141") which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported separately from goodwill. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. Management does not anticipate the adoption of this statement will have a significant effect on the Company's results of operations or financial position.

         In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142") which supercedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the effective date. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 is expected to result in an estimated increase in net income of approximately $1.6 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's earnings are affected by changes in interest rates as a result of its issuance of variable rate indebtedness. However, the Company utilizes interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for the Company's variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended June 30, 2001 and 2000, the Company's interest expense, after considering the effects of its interest rate swap agreements, would have increased, and income before income taxes and minority interests would have decreased, by $0.4 million and $0.2 million, respectively. If market interest rates for the Company's variable rate indebtedness averaged 2% more than the interest rate actually paid for the six months ended June 30, 2001 and 2000, the Company's interest expense, after considering the effects of its interest rate swap agreements, would have increased, and income before income taxes and minority interests would have decreased, by $0.9 million and $0.4 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment balances, and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

         The Company's earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in foreign markets. Foreign currency forward contracts are used periodically to hedge against the earnings effects of such fluctuations. A uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's foreign sales are denominated would have resulted in a decrease in gross profit of $0.3 million for each of the three months ended June 30, 2001 and 2000, respectively. A uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's foreign sales are denominated would have resulted in a decrease in gross profit of $0.7 million for each of the six months ended June 30, 2001 and 2000, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

                                     PART II

ITEM 1.    LEGAL PROCEEDINGS

         The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         a) Not applicable.

         b) Not applicable.

            In May 2001, the Company issued 0.333 shares of Common Stock to a former employee upon exercise of a stock option for $24,975 in cash. No underwriting discounts or commissions were paid in connection with such sale. These shares were part of an offering to a limited number of accredited investors and employees of the Company. Such sale was exempt under Section 4 (2) of the Securities Act of 1933.

         d) Not applicable.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  A Current Report on Form 8-K dated July 26, 2001, was filed responding to Item 5 regarding the signing of a letter of intent between Amscan and American Greetings pursuant to which Amscan would acquire American Greetings' subsidiary, M&D Balloons, a Manteno, Illinois-based manufacturer of metallic balloons.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           AMSCAN HOLDINGS, INC.


                           By:  /s/ Michael A. Correale
                              ----------------------------
                                   Michael A. Correale
                                   Vice President
                                   (on behalf of the registrant and as principal
Date: August 3, 2001               accounting officer)