Form 10-Q
period 2001-09-30
AMSCAN HOLDINGS INC
filed 2001-11-14
CIK 1024729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

F O R M 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 000-21827

AMSCAN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3911462 (I.R.S. Employer Identification Number)

80 Grasslands Road Elmsford, New York (Address of principal executive offices)	10523 (Zip Code)

Registrant's telephone number, including area code:	(914) 345-2020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes     X            No

As of November 14, 2001, 1,133.59 shares of Registrants’ Common Stock, par value $0.10, were outstanding.

AMSCAN HOLDINGS, INC.
FORM 10-Q

September 30, 2001

Table of Contents

AMSCAN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                                September 30,   December 31,
                                                                    2001           2000
                                                           -------------  -------------
                                                                 (Unaudited)      (Note)
                                 ASSETS
Current assets:
   Cash and cash equivalents ...............................     $     963      $   1,469
   Accounts receivable, net of allowances ..................        70,800         62,678
   Inventories, net of allowances ..........................        73,510         71,539
   Prepaid expenses and other current assets ...............        11,988          9,272
                                                                 ---------      ---------
         Total current assets ..............................       157,261        144,958
Property, plant and equipment, net .........................        87,391         69,198
Intangible assets, net .....................................        56,653         59,360
Other assets, net ..........................................         9,791          7,111
                                                                 ---------      ---------

         Total assets ......................................     $ 311,096      $ 280,627
                                                                 =========      =========

        LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND COMMON STOCK
                         AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Short-term obligations ..................................     $  25,000      $  10,335
   Accounts payable ........................................        27,705         28,820
   Accrued expenses ........................................        21,292         17,091
   Income taxes payable ....................................         2,203          1,198
   Current portion of long-term obligations ................         2,479          3,754
                                                                 ---------      ---------
         Total current liabilities .........................        78,679         61,198
Long-term obligations, excluding current portion ...........       260,090        261,815
Deferred income tax liabilities ............................        14,114         13,314
Other ......................................................         2,330          2,413
                                                                 ---------      ---------
         Total liabilities .................................       355,213        338,740

Redeemable convertible preferred stock .....................         6,180           --
Redeemable Common Stock ....................................        28,768         28,768

Stockholders' deficit:
   Common Stock ............................................          --             --
   Additional paid-in capital ..............................           299            233
   Unamortized restricted Common Stock award, net ..........          (132)          (354)
   Notes receivable from stockholders ......................          (564)          (548)
   Deficit .................................................       (75,572)       (83,867)
   Accumulated other comprehensive loss ....................        (3,096)        (2,345)
                                                                 ---------      ---------
         Total stockholders' deficit .......................       (79,065)       (86,881)
                                                                 ---------      ---------
         Total liabilities, redeemable convertible preferred
           and Common Stock and stockholders' deficit ......     $ 311,096      $ 280,627
                                                                 =========      =========

         Note:   The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)
(Unaudited)

                                                  Three Months Ended           Nine Months Ended
                                                     September 30,                September 30,
                                                 ----------------------      ---------------------
                                                   2001          2000          2001         2000
                                                --------      --------      --------     --------

Net sales ..................................     $ 88,010      $ 83,365      $258,879     $239,500
Cost of sales ..............................       57,416        53,022       167,259      150,698
                                                 --------      --------      --------     --------
      Gross profit .........................       30,594        30,343        91,620       88,802

Operating expenses:
   Selling expenses ........................        8,648         7,981        25,340       22,037
   General and administrative expenses .....        7,717         7,914        23,866       23,670
   Provision for doubtful accounts .........        2,113           444         3,100        4,817
   Art and development costs ...............        2,139         2,329         6,481        6,429
                                                 --------      --------      --------     --------
      Total operating expenses .............       20,617        18,668        58,787       56,953
                                                 --------      --------      --------     --------
      Income from operations ...............        9,977        11,675        32,833       31,849

Interest expense, net ......................        6,001         6,595        18,766       19,768
Other (income) expense, net ................          (24)           85            20          158
                                                 --------      --------      --------     --------
      Income before income taxes and
        minority interests .................        4,000         4,995        14,047       11,923

Income tax expense .........................        1,580         1,973         5,549        4,710
Minority interests .........................           29            13            23           47
                                                 --------      --------      --------     --------
      Net income ...........................        2,391         3,009         8,475        7,166
      Dividend requirement on redeemable
                convertible preferred stock           (90)                       (180)
                                                 --------      --------      --------     --------
      Net income applicable to common shares     $  2,301      $  3,009      $  8,295     $  7,166
                                                 ========      ========      ========     ========

See accompanying notes to consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
Nine Months Ended September 30, 2001
(Dollars in thousands)
(Unaudited)

                                                           Unamortized
                                                            Restricted        Notes                    Accumulated
                                              Additional      Common       Receivable                     Other
                                     Common     Paid-in    Stock Award,       from                    Comprehensive
                                      Stock     Capital        Net         Stockholders     Deficit        Loss            Total
                                     --------  ---------   ------------    ------------    ----------  -------------     ----------

Balance at December 31, 2000........$     -      $233         $(354)           $(548)       $(83,867)     $(2,345)        $(86,881)

   Net income.......................                                                           8,475                         8,475
   Net change in cumulative
      translation adjustment........                                                                         (662)            (662)
   Cumulative effect of a change in
     accounting  principle, net
     of taxes (see Notes 5 and 9)...                                                                         (227)            (227)
   Change in fair value of interest
     rate swaps, net of taxes
     (see Notes 5 and 9)............                                                                          138              138
                                                                                                                          ---------
         Comprehensive income.......                                                                                         7,724

   Redeemable convertible
     preferred stock dividends......                                                            (180)                         (180)
   Exercise of stock options........               66                            (25)                                           41
   Payments of notes receivable from
     stockholders...................                                               9                                             9
   Amortization of restricted
      Common Stock award............                            222                                                            222
                                     --------  ---------   ------------    ------------    ----------  -------------     ----------

Balance at September 30, 2001.......$     -      $299         $(132)           $(564)       $(75,572)     $(3,096)        $(79,065)
                                     ========  =========   ============    ============    ==========  =============     ==========

See accompanying notes to consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                                  2001           2000
                                                                             --------       --------
Cash flows from operating activities:
    Net income ............................................................     $  8,475      $  7,166
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ......................................       11,722        10,328
       Amortization of deferred financing costs ...........................          748           652
       Amortization of restricted Common Stock award ......................          222            38
       Provision for doubtful accounts ....................................        3,100         4,817
       Deferred income tax expense ........................................          481         1,051
       Gain on disposal of property and equipment .........................                         (5)
       Changes in operating assets and liabilities:
           Increase in accounts receivable ................................      (11,757)      (13,513)
           Increase in inventories ........................................       (2,162)       (8,172)
           (Increase) decrease in prepaid expenses and other current assets       (1,994)        1,305
           Increase in accounts payable, accrued expenses and income taxes
             payable ......................................................        4,401         3,494
       Other, net .........................................................       (3,551)           60
                                                                                --------      --------
          Net cash provided by operating activities .......................        9,685         7,221

Cash flows from investing activities:
    Capital expenditures ..................................................      (27,157)       (8,282)
    Proceeds from sale of property and equipment ..........................         --              17
                                                                                --------      --------
          Net cash used in investing activities ...........................      (27,157)       (8,265)

Cash flows from financing activities:
    Proceeds from issuance of redeemable convertible preferred stock ......        6,000          --
    Proceeds from short-term obligations ..................................       14,665         5,666
    Repayment of loans, notes payable and long-term obligations ...........       (3,138)       (3,978)
    Other .................................................................           (4)          127
                                                                                --------      --------
          Net cash provided by financing activities .......................       17,523         1,815

Effect of exchange rate changes on cash and cash equivalents ..............         (557)         (864)
                                                                                --------      --------
          Net decrease in cash and cash equivalents .......................         (506)          (93)
Cash and cash equivalents at beginning of period ..........................        1,469           849
                                                                                --------      --------
Cash and cash equivalents at end of period ................................     $    963      $    756
                                                                                ========      ========

Supplemental Disclosures:
               Interest paid ..............................................     $ 16,301      $ 16,580
               Income taxes paid ..........................................     $  5,056      $  3,244

              Capital lease obligations of $144 were incurred during the nine months ended September 30, 2001. There were no capital lease obligations incurred during the nine months ended September 30, 2000.

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

Note 2 - Basis of Presentation

              The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The results of operations may be affected by seasonal factors such as the timing of holidays or industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in Amscan Holdings' Annual Report on Form 10-K for the year ended December 31, 2000.

              In connection with the preparation of the accompanying unaudited consolidated financial statements, the Company has reclassified certain amounts in prior periods to conform to the current year presentation.

Note 3 - Inventories

              Inventories consisted of the following (dollars in thousands):

                                                       September 30,  December 31,
                                                           2001           2000
                                                       ------------   ------------

Finished goods .....................................     $ 63,543      $ 61,680
Raw materials ......................................        7,004         7,614
Work-in-process ....................................        5,497         4,677
                                                         --------      --------
                                                           76,044        73,971
Less: reserve for slow moving and obsolete inventory       (2,534)       (2,432)
                                                         --------      --------
                                                         $ 73,510      $ 71,539
                                                         ========      ========

              Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market.

Note 4 - Income Taxes

              The consolidated income tax expense for the three and nine months ended September 30, 2001 and 2000 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

December 31, 2001 and 2000, respectively. The differences between the consolidated effective income tax rate and the U.S. Federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations.

Note 5 - Comprehensive Income (Loss)

              Comprehensive income consisted of the following (dollars in thousands):

                                                          Three Months Ended     Nine Months Ended
                                                             September 30,         September 30,
                                                        ------------------     -----------------
                                                           2001       2000        2001       2001
                                                          -------    -------     -------   -------

Net income ............................................   $ 2,391    $ 3,009     $ 8,475   $ 7,166
Net change in cumulative translation adjustment .......       116       (265)       (662)   (1,398)
Cumulative effect of a change in accounting principle
  to recognize the fair value of the Company's interest
  rate swap contracts, net of taxes (see Note 9) ......                             (227)
Change in fair value of the Company's interest rate
  swap contracts, net of taxes (see Note 9) ...........       133                    138
                                                          -------    -------     -------   -------
                                                          $ 2,640    $ 2,744     $ 7,724   $ 5,768
                                                          =======    =======     =======   =======

              Accumulated other comprehensive loss consisted of the following (dollars in thousands):

                                                   September 30,  December 31,
                                                       2001          2000
                                                     --------      --------
Cumulative translation adjustment ................   $(3,007)      $(2,345)
Interest rate swap contracts qualifying as hedges,
  net of taxes (see Note 9) ......................       (89)         --
                                                     -------       -------
                                                     $(3,096)      $(2,345)
                                                     =======       =======

Note 6 - Capital Stock

              On March 30, 2001, the Board of Directors authorized 500 shares of preferred stock, $0.10 par value, and designated 100 shares as Series A Redeemable Convertible Preferred Stock. Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co. (collectively, "GSCP"), for proceeds of $6.0 million. Dividends are cumulative and shall be payable annually beginning March 30, 2002, at 6% per annum. Such dividends payable on or prior to March 30, 2004, shall be payable in additional shares of Series A Redeemable Convertible Preferred Stock based on a value of $150,000 per share. Subsequent to March 30, 2004, dividends shall be payable, at the option of the Company, either in cash or additional shares of Series A Redeemable Convertible Preferred Stock. As of September 30, 2001, accrued but unpaid dividends aggregated $180,000 and are included in redeemable convertible preferred stock on the consolidated balance sheet.

              Each share of the Series A Redeemable Convertible Preferred Stock is convertible at the option of the holder at any time, into shares of Common Stock of the Company, $0.10 par value, at a conversion rate of 1.0 share of Common Stock for each share of Series A Redeemable Convertible Preferred Stock, subject to adjustment under certain conditions. As of September 30, 2001, there were 40 shares of Company Common Stock reserved for such conversion.

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

              At September 30, 2001 and December 31, 2000, the Company's authorized Common Stock consisted of 3,000 shares of Common Stock, $0.10 par value, of which 1,133.59 and 1,132.54 shares, respectively, were issued and outstanding.

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

              The Company's geographic area data is as follows (dollars in thousands):

                                                 Domestic       Foreign    Eliminations   Consolidated
                                                 ---------     ---------   ------------   ------------
Three Months Ended September 30, 2001
Sales to unaffiliated customers ............     $  75,022     $  12,988                    $  88,010
Sales between geographic areas .............         7,071                   $  (7,071)          --
                                                 ---------     ---------     ---------      ---------
Net sales ..................................     $  82,093     $  12,988     $  (7,071)     $  88,010
                                                 =========     =========     =========      =========

Income from operations .....................     $   8,636     $   1,341                    $   9,977
                                                 =========     =========
Interest expense, net ......................                                                    6,001
Other income, net ..........................                                                      (24)
                                                                                            ---------
Income before income taxes and minority
        interests ..........................                                                $   4,000
                                                                                            =========

Long-lived assets, net at September 30, 2001     $ 146,814     $   7,021                    $ 153,835
                                                 ---------     ---------                    =========

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

                                                 Domestic     Foreign     Eliminations    Consolidated
                                                 --------     -------     ------------    ------------
Three Months Ended September 30, 2000
Sales to unaffiliated customers ............     $ 71,701     $ 11,664                      $ 83,365
Sales between geographic areas .............        5,504                   $ (5,504)           --
                                                 --------     --------      --------        --------
Net sales ..................................     $ 77,205     $ 11,664      $ (5,504)       $ 83,365
                                                 ========     ========      ========        ========

Income from operations .....................     $ 10,308     $  1,367                      $ 11,675
                                                 ========     ========
Interest expense, net ......................                                                   6,595
Other expense, net .........................                                                      85
                                                                                            --------
Income before income taxes and minority
        interests ..........................                                                $  4,995
                                                                                            ========

Long-lived assets, net at September 30, 2000     $124,558     $  6,857                      $131,415
                                                 ========     ========                     ========

Nine Months Ended September 30, 2001
Sales to unaffiliated customers ............     $223,878     $ 35,001                      $258,879
Sales between geographic areas .............       19,336                   $(19,336)           --
                                                 --------     --------      --------        --------
Net sales ..................................     $243,214     $ 35,001      $(19,336)       $258,879
                                                 ========     ========      ========        ========

Income from operations .....................     $ 30,071     $  2,762                      $ 32,833
                                                 ========     ========
Interest expense, net ......................                                                  18,766
Other expense, net .........................                                                      20
                                                                                            --------
Income before income taxes and minority
        interests ..........................                                                $ 14,047
                                                                                            ========

Nine Months Ended September 30, 2000
Sales to unaffiliated customers ............     $206,995     $ 32,505                      $239,500
Sales between geographic areas .............       14,230                   $(14,230)           --
                                                 --------     --------      --------        --------
Net sales ..................................     $221,225     $ 32,505      $(14,230)       $239,500
                                                 ========     ========      ========        ========

Income from operations .....................     $ 28,764     $  3,085                      $ 31,849
                                                 ========     ========
Interest expense, net ......................                                                  19,768
Other expense, net .........................                                                     158
                                                                                            --------
Income before income taxes and minority
        interests ..........................                                                $ 11,923
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

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 9 - Derivative Instruments and Hedging Activities

              In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and, in June 1999 and June 2000, issued SFAS No. 137 and No. 138 as amendments thereto. These statements provide a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities, requiring all derivatives to be recognized on the balance sheet at fair value and establishing standards for the recognition of changes in such fair value. These statements are effective for fiscal years beginning after June 15, 2000. As long as hedge effectiveness is maintained, the Company's interest rate arrangements qualify for hedge accounting as cash flow hedges under SFAS No. 133 as amended by SFAS No. 138. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. The Company has adopted these statements effective January 1, 2001. Because of the Company's limited use of derivatives, the adoption of SFAS No. 133 did not have a significant effect on earnings or the financial position of the Company.

              As part of the Company's risk management strategy, the Company uses interest rate swaps to hedge variability of cash flows on its variable rate term loan ("Term Loan"). The Term Loan matures in December 2004 and provides for amortization (in quarterly installments) of one percent of the principal amount thereof per year for the first five years and 32.3% and 62.7% of the principal amount thereof in the sixth and seventh years, respectively. The Term Loan bears interest, at the option of the Company, at the lenders' customary base rate plus 1.625% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.625% per annum. At September 30, 2001, the floating interest rate on the Term Loan was 5.97%. The Company has two interest rate swap contracts outstanding with Goldman Sachs Capital Markets, L.P. and a financial institution covering $45,000,000 of its Term Loan at effective interest rates ranging from 7.68% to 8.90% . The interest rate swap contracts require the Company to settle the difference in interest obligations quarterly. Net payments to (receipts from) the counterparty under the swap contracts have been recorded as additions to (reductions of) interest expense.

              The fair value of interest rate swaps is the estimated amount that the counterparty would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties. At September 30, 2001, these hedges had an unrealized loss of $0.1 million, net of taxes, which has been included in the Company's accumulated other comprehensive loss (see Note 5). The ineffective portion relating to these hedges was not material during the three and nine months ended September 30, 2001. At September 30, 2001, the Company expects to reclassify the loss on these hedges from accumulated other comprehensive loss to earnings over the next quarter during which the hedged transaction affects earnings. The actual amount that will be reclassified to earnings over the next quarter will vary from this amount, as a result of changes in market conditions

.

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 10 - Provision for Doubtful Accounts

              During the third quarter of 2001, one of the Company's customers filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and, as a result, the Company charged $1.5 million to the provision for doubtful accounts during the third quarter of 2001. This customer accounted for approximately 2.6% and 2.1% of the Company's consolidated net sales for the three and nine months ended September 30, 2001, respectively. The Company does not believe the potential loss of this customer will have a material adverse effect on the Company's future results of operations or its financial condition.

              During the second quarter of 2000, two of the Company's customers filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. As a result of the filings, the Company charged $3.4 million to the provision for doubtful accounts during the second quarter of 2000. In addition, the Company charged $1.0 million to the provision for doubtful accounts in the fourth quarter of 2000 to fully provide for the accounts receivable balances due to the Company from these customers. On a combined basis, these two customers accounted for approximately 0.6% and 1.9% of the Company's consolidated net sales for the three and nine months ended September 30, 2000, respectively. Approximately 50% of the locations previously owned by these two customers have been acquired by other customers and continue to operate as party stores.

Note 11 - Pending Acquisition

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

Note 12 - New Accounting Pronouncements

              In July 2001, the FASB issued SFAS No. 141, Business Combinations" ("SFAS No. 141") which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported separately from goodwill. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. Management does not anticipate the adoption of this statement will have a significant effect on the Company's results of operations or financial position.

              In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142") which supercedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the effective date. SFAS No.142

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

is effective for fiscal years beginning after December 15, 2001. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 is expected to result in an estimated increase in net income of approximately $1.6 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

              In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides a single accounting model for long-lived assets to be disposed of. Provisions outlined in this statement supercede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." These new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This is significant as assets classified as held-for-sale are stated at the lower of carrying value or fair value and depreciation is no longer recognized. This statement will also allow for more dispositions to qualify for discontinued operations treatment in the income statement.

              SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this statement are effective for disposal activities initiated by an entity's commitment to a plan after the effective date of the statement. The Company will adopt this statement effective January 1, 2002, as required. Management does not anticipate the adoption of this statement will have a significant effect on the Company's results of operations or financial position.

              Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Percentage of Net Sales

                                                         Three Months Ended September 30,
                                                         --------------------------------
                                                                 2001       2000
                                                                ------     ------
Net sales ...............................................       100.0%     100.0%
Cost of sales ...........................................        65.2       63.6
                                                                -----      -----
         Gross profit ...................................        34.8       36.4
Operating expenses:
    Selling expenses ....................................         9.8        9.6
    General and administrative expenses .................         8.8        9.5
    Provision for doubtful accounts .....................         2.4        0.5
    Art and development costs ...........................         2.5        2.8
                                                                -----      -----
         Total operating expenses .......................        23.5       22.4
                                                                -----      -----
         Income from operations .........................        11.3       14.0
Interest expense, net ...................................         6.8        7.9
Other expense, net ......................................                    0.1
                                                                -----      -----
        Income before income taxes and minority interests         4.5        6.0
Income tax expense ......................................         1.8        2.4
Minority interests ......................................
                                                                -----      -----
        Net income ......................................         2.7%       3.6%
                                                                =====      =====

              Net sales of $88.0 million for the three months ended September 30, 2001 were $4.6 million or 5.6% higher than net sales for the three months ended September 30, 2000. The growth in net sales reflects higher sales of seasonal and other party goods, including metallic balloons and custom products, to party superstores and distributors. The growth in sales also reflects, to a lesser extent, an increase in sales of party goods to international customers and gift sales to independent party goods and specialty stores.

              Gross profit for the third quarter of 2001 of 34.8% was 1.6% lower than the corresponding period in 2000 as incremental margin achieved as a result of higher sales was more than offset by the impact of increasing sales incentives and lower margins associated with third party manufacturing and the unfavorable effects of foreign currency fluctuations on international sales margin.

              Selling expenses of $8.6 million for the third quarter of 2001 were $0.7 million higher than those of the corresponding period in 2000 and increased to 9.8% of net sales from 9.6% of net sales. The increase in selling expenses reflects the continued development of a specialty sales force, which has more than doubled since the beginning of 2000, and increased marketing initiatives.

              General and administrative expenses for the three months ended September 30, 2001 of $7.7 million were $0.2 million lower than the corresponding period in 2000 and decreased as a percent of net sales to 8.8% from 9.5%, reflecting the increase in net sales previously noted.

               The provision for doubtful accounts was $2.1 million for the third quarter of 2001 or $1.7 million higher than the corresponding period in 2000. During the third quarter of 2001, one of the Company's customers filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and, as a result, the Company charged $1.5 million to the provision for doubtful accounts during the third quarter of 2001. This customer accounted for approximately 2.6% of the Company's consolidated net sales for the three months ended September 30, 2001. The

Company does not believe the potential loss of this customer will have a material adverse effect on the Company’s future results of operations or its financial condition.

              Art and development costs of $2.1 million for the third quarter of 2001, were $0.2 million lower than the corresponding period in 2000 and decreased as a percent of net sales to 2.5% from 2.8%, reflecting the increase in net sales previously noted.

              Interest expense of $6.0 million for the third quarter of 2001 was comparable to the corresponding period in 2000 reflecting a lower average interest rate on higher average borrowings as compared to 2000. In addition, during the three-month period ended September 30, 2001, the Company capitalized $0.3 million of interest on debt associated with the construction of its new distribution facility (see "Liquidity and Capital Resources").

              Income taxes for the third quarter of 2001 and 2000 were based upon estimated consolidated effective income tax rates of 39.5% for the years ending December 31, 2001 and 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Percentage of Net Sales

                                                          Nine Months Ended September 30,
                                                          -------------------------------
                                                                 2001       2000
                                                                -----      -----
Net sales ...............................................       100.0%     100.0%
Cost of sales ...........................................        64.6       62.9
                                                                -----      -----
        Gross profit ....................................        35.4       37.1
Operating expenses:
    Selling expenses ....................................         9.8        9.2
    General and administrative expenses .................         9.2        9.9
    Provision for doubtful accounts .....................         1.2        2.0
    Art and development costs ...........................         2.5        2.7
                                                                -----      -----
        Total operating expenses ........................        22.7       23.8
                                                                -----      -----
        Income from operations ..........................        12.7       13.3
Interest expense, net ...................................         7.3        8.2
Other expense, net ......................................                    0.1
                                                                -----      -----
        Income before income taxes and minority interests         5.4        5.0
Income tax expense ......................................         2.1        2.0
Minority interests ......................................
                                                                -----      -----
        Net income ......................................         3.3%       3.0%
                                                                =====      =====

              Net sales of $258.9 million for the nine months ended September 30, 2001 were $19.4 million or 8.1% higher than net sales for the nine months ended September 30, 2000. The growth in net sales reflects increased sales of solid color tableware to superstores, under a program which began in the second quarter of 2000, and higher sales of seasonal and other party goods, including metallic balloons and custom products, to party superstores and distributors. The growth in sales also reflects, to a lesser extent, an increase in sales of party goods to international customers and gift sales to independent party goods and specialty stores.

              Gross profit for the nine months ended September 30, 2001 of 35.4% was 1.7% lower than the corresponding period in 2000 as incremental margin achieved as a result of higher sales was more than offset by the impact of increasing sales incentives and lower margins attributable to product mix, principally solid color tableware, third party manufacturing and the unfavorable effects of foreign currency fluctuations.

              Selling expenses of $25.3 million for the nine months ended September 30, 2001 were $3.3 million higher than those of the corresponding period in 2000 and increased to 9.8% of net sales from 9.2% of net sales. The increase in selling expenses reflects the continued development of a specialty sales force, which has more than doubled since the beginning of 2000, and increased marketing initiatives.

              General and administrative expenses for the nine months ended September 30, 2001 of $23.9 million were $0.2 million higher than the corresponding period in 2000 but decreased as a percent of net sales by 0.7% to 9.2%, reflecting the increase in net sales previously noted.

              The provision for doubtful accounts was $3.1 million for the nine months ended September 30, 2001, or $1.7 million lower than the corresponding period in 2000. During the third quarter of 2001, one of the Company's customers filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and as a result, the Company charged $1.5 million to the provision for doubtful accounts during the third quarter of 2001. This customer accounted for approximately 2.1% of the Company's consolidated net sales for the nine months ended September 30, 2001. The Company does not believe the potential loss of this customer will have a material adverse effect on the Company's future results of operations or its financial condition. During the second quarter of 2000, two of the Company's customers filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, and as a result, the Company charged $3.4 million to the provision for doubtful accounts. On a combined basis, these two customers accounted for approximately 1.9% of the Company's consolidated net sales for the nine months ended September 30, 2000. Approximately 50% of the locations previously owned by these two customers have been acquired by other customers and continue to operate as party stores.

              Art and development costs of $6.5 million for the nine months ended September 30, 2001, were comparable to the corresponding period in 2000. As a percentage of net sales, art and development costs were 2.5% for the nine months ended September 30, 2001 as compared to 2.7% for the corresponding period of 2000 reflecting the increase in net sales previously noted.

              Interest expense of $18.8 million for the nine months ended September 30, 2001 was $1.0 million lower than the corresponding period in 2000 reflecting a lower average interest rate on higher average borrowings as compared to 2000. In addition, during the nine months ended September 30, 2001, the Company capitalized $0.7 million of interest on debt associated with the construction of its new distribution facility (see "Liquidity and Capital Resources").

              Income taxes for the nine months ended September 30, 2001 and 2000 were based upon estimated consolidated effective income tax rates of 39.5% for the years ending December 31, 2001 and 2000.

Liquidity and Capital Resources

              At September 30, 2001, the Company had an outstanding Term Loan of $150.1 million provided under a bank credit agreement (the "Bank Credit Facilities"), together with senior subordinated notes of $110.0 million (the "Notes") (collectively, the "Financings"). The Term Loan matures in December 2004 and provides for amortization (in quarterly installments) of one percent of the principal amount thereof per year for the first five years and 32.3% and 62.7% of the principal amount thereof in the sixth and seventh years, respectively. The Term Loan bears interest, at the option of the Company, at the lenders' customary base rate plus 1.625% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.625% per annum. At September 30, 2001, the floating interest rate on the Term Loan was 5.97%. The Notes bear interest at a rate of 9.875% per annum and mature in December 2007. The Company is required to make prepayments on the Bank Credit Facilities under certain circumstances, including upon certain asset sales and issuance of debt or equity securities and based on cash flows, as defined.

              In addition to the Term Loan, the Bank Credit Facilities provide for revolving loan borrowings of up to $50 million (the "Revolving Credit Facility"). The Revolving Credit Facility, expires on December 31, 2002, bears interest, at the option of the Company, at the lenders’ customary base rate plus, based on certain terms, a range of 1.00% to 1.50% per annum or at the lenders’ customary reserve adjusted Eurodollar rate plus, based on certain terms, a range of 2.00% to 2.50% per annum. Interest on balances outstanding under the Revolving Credit Facility are subject to adjustment in the future based on the Company’s performance. At September 30, 2001, the Company had borrowing capacity of approximately $19.3 million under the Revolving Credit Facility.

              At September 30, 2001, the Company had two interest rate swap contracts outstanding with Goldman Sachs Capital Markets, L.P. and a financial institution covering $45.0 million of its Term Loan at effective interest rates ranging from 7.68% to 8.90%.

              On March 30, 2001, the Board of Directors authorized 500 shares of preferred stock, $0.10 par value, and designated 100 shares as Series A Redeemable Convertible Preferred Stock. Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP for proceeds of $6.0 million.

              In October 2000, the Company purchased property for the construction of a new domestic distribution facility for $4.9 million and entered into a contract for the design and construction of the new facility. Through September 30, 2001, the Company incurred costs of $23.4 million relating to the construction of the new facility, including $20.7 million incurred under the construction contract and $1.0 million of cumulative capitalized interest costs. The expenditures were financed through September 30, 2001 by borrowings under the Revolving Credit Facility. The Company has financed the purchase of the property and a portion of the costs associated with the construction of the facility using the proceeds from the issuance of the Series A Redeemable Convertible Preferred Stock of $6.0 million noted above. The Company intends to refinance the remaining costs associated with the construction of the facility using long-term borrowings totaling $20.0 million. The Company has obtained firm commitments totaling $20.0 million for the permanent financings from both the New York Job Development Authority and a financial institution. The Company has amended and restated its Bank Credit Facilities to provide for, among other things, the additional borrowings and future capital expenditures for the construction of the new facility.

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

              The Financings may affect the Company's ability to make future capital expenditures and potential acquisitions. However, management believes that current asset levels provide adequate capacity to support its operations for at least the next 12 months. As of September 30, 2001, the Company did not have material commitments for capital expenditures or acquisitions other than for the construction of a new domestic distribution facility and the potential acquisition of M&D Balloons.

Cash Flow Data - Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

              During the nine months ended September 30, 2001, net cash provided by operating activities totaled $9.7 million, an increase of $2.5 million as compared to the corresponding period in 2000. Net cash flow provided by operating activities before changes in other operating assets and liabilities for the nine months ended September 30, 2001 and 2000, was $24.7 million and $24.0 million, respectively. Net cash used as a result of changes in other operating assets and liabilities for the nine months ended September 30, 2001 and 2000, was $15.0 million and $16.8 million, respectively and principally represents increases in the level of accounts receivable from year end as a result of extended dating on third quarter seasonal sales.

              During the nine months ended September 30, 2001, net cash used in investing activities of $27.2 million included payments of $20.4 million associated with the construction of the new domestic distribution facility and $6.8 million of additional investments primarily in manufacturing equipment. Net cash used in investing activities during the nine months ended September 30, 2000 of $8.3 million principally reflects capital expenditures for both manufacturing and warehouse machinery and equipment.

              During the nine months ended September 30, 2001, net cash provided by financing activities was $17.5 million and consisted principally of proceeds from both short-term working capital borrowings and the issuance of the Series A Redeemable Convertible Preferred Stock totaling $6.0 million partially offset by payments made against the Term Loan and other long-term obligations. During the nine months ended September 30, 2000, net cash provided by financing activities was $1.8 million and primarily consisted of proceeds from short-term working capital borrowings, partially offset by the repayment of a portion of the Term Loan, including the $1.3 million prepayment as required based on the Company's cash flows, and repayment of other long-term obligations.

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

              In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides a single accounting model for long-lived assets to be disposed of. Provisions outlined in this statement supercede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." These new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This is significant as assets classified as held-for-sale are stated at the lower of carrying value or fair value and depreciation is no longer recognized. This statement will also allow for more dispositions to qualify for discontinued operations treatment in the income statement.

              SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this statement are effective for disposal activities initiated by an entity's commitment to a plan after the effective date of the statement. The Company will adopt this statement effective January 1, 2002, as required. Management does not anticipate the adoption of this statement will have a significant effect on the Company's results of operations or financial position.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

              The Company's earnings are affected by changes in interest rates as a result of its issuance of variable rate indebtedness. However, the Company utilizes interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for the Company's variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended September 30, 2001 and 2000, the Company's interest expense, after considering the effects of its interest rate swap agreements, would have increased, and income before income taxes and minority interests would have decreased, by $0.5 million and $0.2 million, respectively. If market interest rates for the Company's variable rate indebtedness averaged 2% more than the interest rate actually paid for the nine months ended September 30, 2001 and 2000, the Company's interest expense, after considering the effects of its interest rate swap agreements, would have increased, and income before income taxes and minority interests would have decreased, by $1.4 million and $0.6 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment balances, and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

              The Company's earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in foreign markets. Foreign currency forward contracts are used periodically to hedge against the earnings effects of such fluctuations. A uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's foreign sales are denominated would have resulted in a decrease in gross profit of $0.4 million for each of the three months ended September 30, 2001 and 2000, respectively. A uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's foreign sales are denominated would have resulted in a decrease in gross profit of $1.1 million and $1.2 million for the nine months ended September 30, 2001 and 2000, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Part II

Item 1.   Legal Proceedings

              The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.

Item 2.   Changes in Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	In August 2001, the Company issued 0.2868 shares of Common Stock to a former employee upon exercise of a stock option for $16,377 in cash. No underwriting discounts or commissions were paid in connection with such sale. These shares were part of an offering to a limited number of accredited investors and employees of the Company. Such sale was exempt under Section 4 (2) of the Securities Act of 1933.

d)	Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits None.

(b)	Reports on Form 8 - K

A Current Report on Form 8 - K dated July 26, 2001, was filed responding to Item 5 regarding the signing of a letter of intent between Amscan and American Greetings pursuant to which Amscan would acquire American Greetings’ subsidiary, M&D Balloons, a Manteno, Illinois-based manufacturer of metallic balloons.

SIGNATURE

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSCAN HOLDINGS, INC.

	By:	/s/ Michael A. Correale
Date: November 14, 2001		Michael A. Correale Vice President (on behalf of the registrant and as principal accounting officer)