Form 10-K405
period 2001-12-31
AMSCAN HOLDINGS INC
filed 2002-04-01
CIK 1024729

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

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

       Yes    X                No ____
           -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") at March 28, 2002 was $32,591,604.

As of March 28, 2002, 1,233.27 shares of Registrants' Common Stock, par value $0.10, were outstanding.


                       Documents Incorporated by Reference

None.

                              AMSCAN HOLDINGS, INC.

                                    FORM 10-K

                                DECEMBER 31, 2001

                                TABLE OF CONTENTS


                                                                                                             PAGE
                                                                                                             ----
                                                    PART I
ITEM 1            Business.......................................................................               3

ITEM 2            Properties.....................................................................               8

ITEM 3            Legal Proceedings..............................................................               9

ITEM 4            Submission of Matters to a Vote of Security Holders............................               9

                                                    PART II

ITEM 5            Market for Registrant's Common Equity and Related Stockholder
                     Matters.....................................................................              10

ITEM 6            Selected Consolidated Financial Data...........................................              10

ITEM 7            Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.......................................................              13

ITEM 7A           Quantitative and Qualitative Disclosures About Market Risk.....................              23

ITEM 8            Financial Statements and Supplementary Data....................................              24

ITEM 9            Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure........................................................              24

                                                    PART III

ITEM 10           Directors and Executive Officers of the Registrant.............................              24

ITEM 11           Executive Compensation ........................................................              25

ITEM 12           Security Ownership of Certain Beneficial Owners and Management.................              32

ITEM 13           Certain Relationships and Related Transactions.................................              34

                                                    PART IV

ITEM 14           Exhibits, Financial Statement Schedules and Reports on Form 8-K................              35

                  Signatures.....................................................................              39


                                     PART I

ITEM 1.  BUSINESS

         Amscan Holdings, Inc. ("Amscan" or the "Company") designs, manufactures and distributes decorative party goods, offering one of the broadest and deepest product lines in the industry. Our products include paper and plastic tableware (such as plates, napkins, tablecovers, cups and cutlery), accessories (such as invitations, thank-you cards, table and wall decorations and balloons) and novelties (such as games and party favors). Amscan also has product lines encompassing home, baby and wedding products for general gift giving or self-purchase. Our products are sold to party goods superstores, independent card and gift retailers, mass merchandisers and other distributors which sell Amscan products in more than 40,000 retail outlets throughout the world, including North America, South America, Europe, Asia and Australia.

         The Company currently offers approximately 375 product ensembles, generally containing 30 to 150 coordinated items. These ensembles comprise a wide variety of products to accessorize a party including matching invitations, tableware, decorations, party favors and thank-you cards. The Company designs, manufactures and markets party goods for a wide variety of occasions including seasonal and religious holidays, special events and themed celebrations. The Company's seasonal and religious ensembles enhance holiday celebrations throughout the year including New Year's, Valentine's Day, St. Patrick's Day, Easter, Passover, Fourth of July, Halloween, Thanksgiving, Hanukkah and Christmas. The Company's special event ensembles include birthdays, christenings, first communions, bar mitzvahs, confirmations, graduations, bridal and baby showers and anniversaries, while its theme-oriented ensembles include Hawaiian luaus, Mardi Gras, Fifties rock-and-roll parties and casino nights.

         In addition to its long-standing relationships with independent card and party retailers, Amscan is a leading supplier to the party goods superstore distribution channel. Despite a consolidation in the number of companies operating in the party goods superstore channel during the past five years, the number of superstores continues to grow. Superstores provide consumers with a one-stop source for all of their party needs, generally at discounted prices. Amscan's sales to party goods superstores represented approximately 49% of total sales in 2001. While the number of superstores that Amscan supplies has grown at a compound annual growth rate ("CAGR") of 4% from 1998 to 2001, the Company's sales to superstores have grown by a 14% CAGR during the same period. With Amscan products occupying an increasing share of superstore shelf space in many product categories, Amscan believes it is well positioned to take advantage of continued growth in the party goods superstore channel.

         Amscan also has a broad presence in the gift shop, supermarket, and other smaller independent retail channels. In 1998, Amscan acquired Anagram International Inc. and certain related companies (collectively "Anagram"), a metallic balloon manufacturer with a strong presence in these channels, and leveraged Anagram's strong presence to bring additional party goods to these markets. To achieve further sales growth and expansion, the Company realigned its sales force, beginning in 1999, to focus more closely on independent retail channels. The Company also introduced new product lines encompassing home, baby and wedding gifts. Our recent expansion initiatives have been primarily funded by current operations.

SUMMARY FINANCIAL INFORMATION ABOUT THE COMPANY

         Information about the Company's revenues, operating profits and assets for the last five years is included in this report in Item 6, "Selected Consolidated Financial Data." Because more holidays fall in the fourth quarter of the year than in the other three quarters, the Company's business is somewhat seasonal. Third and fourth quarter sales are generally the highest of the year due to a combination of increased sales to consumers of the Company's products during summer months as well as initial shipments of seasonal holiday merchandise as retailers build inventory.

         The Company does business in the United States and in other geographic areas of the world. Information about the Company's revenues, operating profits and assets relating to geographic areas outside the United States for each of the years in the three-year period ended December 31, 2001, is included in Note 14 to the Company's 2001 Consolidated Financial Statements which are included in this report beginning on page F-2.

COMPANY STRATEGY

         The Company seeks to become the primary source for consumers' party goods requirements. The key elements of the Company's strategy are as follows:

         o Strengthen Position as a Leading Provider to Party Goods Retailers. The Company offers convenient "one-stop shopping" for both large superstore and small retail buyers and seeks to increase its proportionate share of sales volume and shelf space in these stores.

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

         o Maintain Product Design Leadership. The Company will continue investing in art and design to support a steady supply of fresh ideas and to create complex, unique ensembles that appeal to consumers and are difficult to replicate.

         o Maintain State-of-the-Art Manufacturing and Distribution Technology. The Company maintains technologically advanced production and distribution systems in order to enhance product quality, manufacturing efficiency, cost control and customer satisfaction.

         o Pursue Attractive Acquisitions. The Company believes that opportunities exist to make acquisitions of complementary businesses to leverage the Company's existing marketing, distribution and production capabilities, expand its presence in the various retail channels, further broaden and deepen its product line and penetrate international markets. The Company intends to pursue such acquisition opportunities.

PRODUCT DESIGN

         The Company's 105 person in-house design staff develops designs and concepts for the Company's products. The Company then selects those designs and concepts it believes best to replace or to supplement its existing product ensembles each year. During 2001, the Company introduced approximately 55 new ensembles.

PRODUCT LINE

         The major categories of products which the Company offers are tableware, accessories and novelties. The percentage of sales for each product category for 2001, 2000 and 1999 are set forth in the following table:

                                                2001               2000              1999
                                                ----               ----              ----
Tableware.................................       44%                46%               45%
Accessories...............................       41                 39                38
Novelties.................................       15                 15                17
                                                ---                ----              ---
                                                100%               100%              100%
                                                ===                ===               ===

         The following table sets forth the principal products in each of the three categories:

TABLEWARE                                       ACCESSORIES                              NOVELTIES
---------                                       -----------                              ---------
Decorated                                       Balloons                                 Buttons
   Paper Plates                                 Banners                                  Candles
   Paper Napkins                                Cake tops                                Cocktail Picks
   Paper Tablecovers                            Cascades                                 Games
   Paper Cups                                   Confetti                                 Mugs
                                                Crepe                                    Noise Makers
                                                Cutouts                                  Party Favors
                                                Decorative Tissues                       Party Hats
Solid Color                                     Flags                                    Pinatas
   Paper and Plastic Plates                     Gifts                                    Pom Poms
   Paper Napkins                                Gift Bags                                T-shirts
   Paper and Plastic Tablecovers                Gift Wrap
   Paper and Plastic Cups                       Guest Towels
   Plastic Cutlery                              Honeycomb Centerpieces
                                                Invitations and Notes
                                                Ribbons and Bows
                                                Signs
                                                Stationery


         The Company supplies party goods and gifts for the following types of occasions:


SEASONAL                                        EVERYDAY                                THEMES
--------                                        --------                                ------
New Year's                                      Anniversaries                           Casino Night
Valentine's Day                                 Bar Mitzvahs                            Fall
St. Patrick's Day                               Birthdays                               Fiesta
Easter                                          Christenings                            Fifties Rock-and-Roll
Passover                                        Confirmations                           Hawaiian Luau
Fourth of July                                  First Communions                        Mardi Gras
Halloween                                       Graduations                             Masquerade
Thanksgiving                                    Retirements                             Patriotic
Hanukkah                                        Showers                                 Religious
Christmas                                       Weddings                                Sports
                                                                                        Summer Fun


MANUFACTURED PRODUCTS

         Items manufactured by the Company accounted for nearly 60% of the Company's sales in 2001. State-of-the-art printing, forming, folding and packaging equipment support the Company's manufacturing operations. Company facilities in New York, Kentucky, Rhode Island, Minnesota, and Mexico produce paper and plastic plates, napkins, cups, metallic balloons and other party and novelty items. This vertically integrated manufacturing capability provides the Company the opportunity to better control costs and monitor product quality, manage inventory investment and provide efficient order fulfillment.

         Given its size and sales volume, the Company is generally able to operate its manufacturing equipment on the basis of at least two shifts per day thus lowering its production costs per unit. In addition, the Company manufactures products for third parties allowing the Company to maintain a satisfactory level of equipment utilization.

PURCHASED PRODUCTS

         The Company purchases the remainder of its products from independently-owned manufacturers, many of whom are located in the Far East and with whom the Company has long-standing relationships. The two largest such suppliers operate as exclusive suppliers to the Company and represent relationships that have been in place for more than ten years. The Company believes that the quality and price of the products manufactured by these suppliers provide a significant competitive advantage. The Company's business, however, is not dependent upon any single source of supply for these products.

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

SALES AND MARKETING

         The Company's principal sales and marketing efforts are conducted through a domestic direct employee sales force of approximately 150 professionals servicing over 10,000 retail accounts. These professionals have, on average, been affiliated with the Company for four years. In addition to this seasoned sales team, the Company utilizes a select group of manufacturers' representatives to handle specific account situations. International customers are generally serviced by employees of the Company's foreign subsidiaries. To support its sales and marketing efforts, the Company produces four main product catalogues annually, three catalogues for seasonal products and one catalogue for everyday products. The Company also produces additional catalogues to market its metallic balloons, gift products and other specialty items such as stationery, stickers and confetti.

         The Company's practice of including party goods retailers in all facets of the Company's product development is a key element of the Company's sales and marketing efforts. The Company targets important consumer preferences by integrating its own market research with the input of party goods retailers in the creation of its designs and products. In addition, the sales organization assists customers in the actual set-up and layout of displays of the Company's products and, from time to time, provides customers with promotional displays.

DISTRIBUTION AND SYSTEMS

         The Company ships its products from distribution facilities that employ computer assisted systems. The Company's distribution facilities are principally located in New York. As a result of the acquisition of Anagram, the Company distributes its metallic balloons domestically from facilities in both New York and Minnesota. Products for foreign markets are shipped from the Company's distribution facilities in Mexico, England, Spain, France, Australia and Japan. In conjunction with the planned consolidation of several of its distribution facilities begun in 1998, the Company completed the construction of a new domestic facility in New York in 2001. The Company expects the facility will be operational in the second half of 2002. The planned consolidation may result in additional restructuring charges in subsequent periods.

         Many of the Company's sales orders are generated electronically through hand-held units with which the sales force and many customers are equipped. Specifically, orders are entered into the hand-held units and then transmitted over telephone lines to the Company's mainframe computer, where they are processed for shipment. This electronic order entry expedites the order processing which, in turn, improves the Company's ability to fill customer merchandise needs accurately and quickly.

E-COMMERCE

         Amscan has successfully pursued opportunities to have our products listed on the websites of various Internet retailers. We have also developed a website to enable our key customers to access real time information regarding the status of existing orders, stock availability, and to place new orders.

CUSTOMERS

         Amscan's customers are principally party goods superstores, independent card and party retailers, mass merchandisers and other distributors. Amscan has also expanded its presence in the gift shop, supermarket, and other smaller independent retail channels. In the aggregate, Amscan supplies more than 40,000 retail outlets both domestically and internationally.

         The Company has a diverse customer base with only one customer, Party City Corporation ("Party City"), accounting for more than 10% of the Company's sales in 2001. For the years ended December 31, 2001, 2000 and 1999, sales to Party City's corporate stores represented 13%, 12% and 10% of consolidated net sales, respectively. For the years ended December 31, 2001, 2000 and 1999, sales to Party City's franchise stores represented 15%, 13% and 9% of consolidated net sales, respectively. Although the Company believes its relationships with Party City and its franchisees are good, if they were to reduce their volume of purchases from the Company significantly, the Company's financial condition and future results of operations could be materially adversely affected.

COMPETITION

         The Company competes on the basis of diversity and quality of its product designs, breadth of product line, product availability, price, reputation and customer service. The Company has many competitors with respect to one or more of its products, but believes that there are few competitors which manufacture and distribute products with the complexity of design and breadth of product offerings that the Company does. Furthermore, the Company believes that its design and manufacturing processes create efficiencies in manufacturing that few of its competitors achieve in the production of numerous coordinated products in multiple design types.

         Competitors include smaller independent specialty manufacturers, as well as divisions or subsidiaries of large companies with greater financial and other resources than those of the Company. Certain of these competitors control licenses for widely recognized images, such as cartoon or motion picture characters, which could provide them with a competitive advantage. The Company has pursued a strategy of developing its own designs and generally has not pursued licensing opportunities. However, through its acquisition of Anagram and its February 2002 acquisition of M&D Balloons, Inc. ("M&D Balloons"), the Company acquired various licenses that it uses in its production of balloons. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of the acquisition of M&D Balloons.)

INTELLECTUAL PROPERTY AND LICENSES

         The Company owns copyrights on the designs created by the Company and used on its products. The Company owns trademarks on the words and designs used on or in connection with its products. It is the practice of the Company to register its copyrights with the United States Copyright Office to the extent it deems reasonable. The Company does not believe that the loss of copyrights or trademarks with respect to any particular product or products would have a material adverse effect on the business of the Company. Except for Anagram and M&D Balloons, the Company does not depend on licenses to any material degree in its business and, therefore, does not incur any material licensing expenses. Anagram and M&D Balloons hold approximately 90 and 25 licenses, respectively, allowing them to use various cartoon and other characters on their balloons. None of these licenses is individually material to the Company's business.

EMPLOYEES

         As of December 31, 2001, the Company had approximately 1,830 employees, none of whom is represented by a labor union. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

         The Company maintains its corporate headquarters in Elmsford, New York and conducts its principal design, manufacturing and distribution operations at the following facilities:

                                                                                              OWNED OR LEASED
LOCATION                       PRINCIPAL ACTIVITY                  SQUARE FEET            (WITH EXPIRATION DATE)
--------                    ------------------------            -----------------         ----------------------
Elmsford, New York          Executive Offices; design and       84,700 square feet        Leased (expiration date:
                            art production of paper party                                 December 31, 2007)
                            products and decorations

Harriman, New York          Manufacture of paper napkins        75,000 square feet        Leased (expiration date:
                            and cups                                                      March 31, 2006)

Providence, Rhode Island    Manufacture and distribution        51,000 square feet        Leased (expiration date:
                            of plastic plates, cups and bowls                             June 30, 2008)

Louisville, Kentucky        Manufacture and distribution        189,000 square feet       Leased (expiration date:
                            of paper plates                                               March 31, 2003)

Newburgh, New York          Manufacture and distribution        349,100 square feet       Leased (expiration date:
                            of solid color party products                                 April 30, 2003)

Newburgh, New York          Distribution of gift products       53,000 square feet        Leased (expiration date:
                                                                                          May 31, 2004)

Eden Prairie, Minnesota     Manufacture and distribution        115,600 square feet       Owned
                            of balloons and accessories

Tijuana, Mexico             Manufacture and distribution        75,000 square feet        Leased (expiration date:
                            of party and wedding products                                 June 30, 2004)

Chester, New York (1)       Distribution of party products      287,000 square feet       Owned
                            and decorations

Chester, New York (2)       Distribution of party products      544,000 square feet       Owned
                            and decorations

Goshen, New York            Distribution of seasonal party      130,000 square feet       Leased (expiration date:
                            products and decorations                                      October 31, 2006)

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

Saint Denis, France         Distribution of balloons and        6,800 square feet         Leased (expiration date:
                            accessories                                                   March 31, 2005)

Madrid, Spain               Distribution of balloons and        6,700 square feet         Leased (expiration date:
                            accessories                                                   April 1, 2004)


                                                                                             OWNED OR LEASED
LOCATION                       PRINCIPAL ACTIVITY                 SQUARE FEET             (WITH EXPIRATION DATE)
--------                    -----------------------             -----------------         ----------------------
Melbourne, Australia        Distribution of party products      10,000 square feet        Owned
                            and decorations in Australia
                            and Asia

Blacktown, Australia        Distribution of party products      4,900 square feet         Leased (expiration date:
                            and decorations in Australia                                  October 31, 2003)
                            and Asia

Mexico City, Mexico         Distribution of balloons and        6,600 square feet         Leased (expiration date:
                            accessories                                                   January 15, 2003)

Quebec, Canada              Sales  and administrative           14,700 square feet        Leased (expiration date:
                            offices                                                       March 31, 2004)


          ------------------
          (1) Property subject to a ten-year mortgage securing a loan in the original principal amount of $5,925,000 bearing interest at a rate of 8.51%. Such loan matures in September 2004. The principal amount outstanding as of December 31, 2001 was approximately $1,628,000.

          (2) Property subject to first and second lien mortgage loans of $10 million each with a financial institution and the New York State Job Development Authority, respectively. The first lien mortgage note bears interest at LIBOR plus 2.75%. However, the Company has utilized an interest rate swap agreement to effectively fix the loan rate at 8.40% for the term of the loan. The second lien mortgage note bears interest at a rate of 4.75%, subject to change under certain conditions. Both notes are for a term of 96 months and require monthly payments based on a 180-month amortization period with balloon payments upon maturity in January 2010.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On December 19, 1997, Amscan Holdings and Confetti Acquisition, Inc. ("Confetti"), a newly formed Delaware corporation affiliated with GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co. (collectively, "GSCP"), entered into a merger pursuant to an agreement providing for a recapitalization of Amscan Holdings in which Confetti was merged with and into Amscan Holdings (the "Merger"), with Amscan Holdings as the surviving corporation. Following the consummation of the Merger in December 1997, the common stock of the Company (the "Common Stock" or "Company Common Stock"), par value $0.10 per share, was delisted from the Nasdaq National Market System ("Nasdaq") and the Company filed with the Securities and Exchange Commission (the "Commission") a Form 15 to deregister the Company Common Stock under the Securities Exchange Act of 1934. As a result, there is no public trading market for the Company Common Stock.

         As of the close of business on March 28, 2002, there were 27 holders of record of the Company's Common Stock.

         On March 30, 2001, the Board of Directors authorized 500 shares of preferred stock, $0.10 par value, and designated 100 shares as Series A Redeemable Convertible Preferred Stock ("Series A Redeemable Convertible Preferred Stock"). Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP for proceeds of $6.0 million. Dividends are cumulative and shall be payable annually beginning March 30, 2002, at 6% per annum. Such dividends payable on or prior to March 30, 2004, shall be payable in additional shares of Series A Redeemable Convertible Preferred Stock. Subsequent to March 30, 2004, dividends shall be payable, at the option of the Company, either in cash or additional shares of Series A Redeemable Convertible Preferred Stock (see Note 12 to the Company's 2001 Consolidated Financial Statements which are included in this report beginning on page F-2).

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data presented below under the captions "Statement of Operations Data," "Cash Flow Statement Data" and "Balance Sheet Data" as of the end of and for each of the years in the five-year period ended December 31, 2001, are derived from the consolidated financial statements of Amscan Holdings, Inc. The consolidated financial statements as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001 and the report thereon, are included in this report under Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K." The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                    YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------------------
                                                  2001          2000        1999          1998        1997
                                                --------      --------     -------      --------    --------
                                                                      (Dollars in thousands)
STATEMENTS OF OPERATIONS DATA:
Net sales...................................... $347,089      $325,548     $306,112     $235,294    $209,931
Cost of sales..................................  225,036       206,872      194,632      151,324     137,485
                                                --------      --------     --------     --------    --------
Gross profit...................................  122,053       118,676      111,480       83,970      72,446
Selling expenses...............................   33,320        30,642       24,455       17,202      13,726
General and administrative expenses............   33,317        31,958       30,694       20,612      17,387
Provision for doubtful accounts................    3,758         7,133        2,906        3,336       3,775
Art and development costs......................    8,772         8,453        8,650        5,972       3,978
Non-recurring charges (1)......................                                 995
Restructuring charges (2)......................                    500                     2,400
Non-recurring charges in connection with the
  Merger (3)...................................                                                       22,083
                                                --------      --------     --------     --------    --------
Income from operations.........................   42,886        39,990       43,780       34,448      11,497
Interest expense, net..........................   24,069        26,355       26,365       22,965       3,892
Other expense (income), net....................       24            96           35         (121)        (71)
                                                --------      --------     --------     --------    --------
Income before income taxes and minority
 interests.....................................   18,793        13,539       17,380       11,604       7,676
Income tax expense.............................    7,423         5,348        7,100        4,816       7,665
Minority interests.............................       68            75           73           79         193
                                                --------      --------     --------     --------    --------
Net income (loss)..............................   11,302         8,116       10,207        6,709        (182)
Dividend requirement on redeemable convertible
  preferred stock..............................     (270)
                                                --------      --------     --------     --------    --------
Net income applicable to common shares.........  $11,032      $  8,116     $ 10,207     $  6,709    $   (182)
                                                ========      ========     ========     ========    ========
OTHER FINANCIAL DATA:
Gross margin percentage........................    35.2%         36.5%        36.4%        35.7%       34.5%
Capital expenditures, including assets under
  capital leases...............................  $37,623      $ 18,576     $ 12,283     $  7,714    $ 10,296
Depreciation and amortization..................   15,468        14,487       12,931        8,501       6,245
Ratio of earnings to fixed charges (4).........     1.6x          1.4x         1.6x         1.4x        2.2x

CASH FLOW STATEMENT DATA:
Cash flows from operations..................... $ 25,299      $ 19,258     $ 19,435     $ 22,762    $  4,169
Cash flows from investing......................  (37,424)      (18,475)     (11,416)     (83,127)    (10,097)
Cash flows from financing......................   11,923           866       (8,767)     (49,762)    116,005

NON-GAAP FINANCIAL DATA:
Adjusted EBITDA (5)............................ $ 58,614      $ 55,028     $ 56,881     $ 45,609    $ 40,115
Adjusted EBITDA margin.........................    16.9%         16.9%        18.6%        19.4%       19.1%
Adjusted EBITDA to interest expense, net.......     2.4x          2.1x         2.2x         2.0x       10.3x

BALANCE SHEET DATA:
Working capital................................ $ 96,713      $ 83,760     $ 82,228     $ 71,476    $ 96,793
Total assets...................................  310,474       280,627      263,487      248,852     269,276

Short-term obligations (6)..................... $  4,155      $ 14,089     $  8,250     $ 13,177    $  3,335
Long-term obligations..........................  278,443       261,815      266,891      270,127     234,422
                                                --------     ---------     --------     --------    --------
Total obligations.............................. $282,598      $275,904     $275,141     $283,304    $237,757
                                                ========      ========     ========     ========    ========

Redeemable convertible preferred stock (7)..... $  6,270
Redeemable Common Stock (8)....................   29,949      $ 28,768     $ 23,582     $ 19,547
Stockholders' deficit..........................  (77,305)      (86,881)     (88,529)     (95,287)   $(95,219)


         -------------------
         (1) During the fourth quarter of 1999, the Company recorded non-recurring charges of $1.0 million in association with the proposed construction of a new distribution facility. The non-recurring charges represented building costs written-off due to the relocation of the proposed site.

         (2) The Company recorded charges of $0.3 million and $2.4 million in 2000 and 1998, respectively, in connection with the restructuring of its distribution operations. The Company closed two facilities located in California and Canada. The restructuring charges include the non-cash write-down of $1.3 million relating to property, plant and equipment, the accrual of future lease obligations of $0.5 million and severance and other costs of $0.9 million. In addition, during 2000, the Company incurred charges of $0.2 million in connection with the consolidation of certain manufacturing operations.

         (3) In connection with the Merger in 1997, the Company recorded non-recurring charges of approximately $22.1 million related to the recapitalization comprised of $11.7 million in transaction costs, $7.5 million compensation payment to an officer, $1.9 million for the redemption of Company stock options and $1.0 million of debt retirement costs.

         (4) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes and minority interests plus fixed charges. Fixed charges consist of interest expense on all obligations, amortization of deferred financing costs and one-third of the rental expense on operating leases representing that portion of rental expense deemed by the Company to be attributable to interest.

         (5) "EBITDA" represents earnings before interest, income taxes, depreciation and amortization. "Adjusted EBITDA" represents EBITDA adjusted for certain non-recurring items, other income or expenses, amortization of the restricted Common Stock award, and minority interests reflected in the following table. Neither EBITDA nor Adjusted EBITDA are intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA and Adjusted EBITDA are presented because they are widely accepted financial indicators of a leveraged company's ability to service and/or incur indebtedness and because management believes EBITDA and Adjusted EBITDA are relevant measures of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. EBITDA and Adjusted EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA and Adjusted EBITDA, investors should consider that EBITDA and Adjusted EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment, (ii) are not measures of performance calculated in accordance with accounting principles generally accepted in the United States, (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.


                                                                       YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------------------
                                                      2001         2000         1999          1998       1997
                                                    -------       -------      -------      -------    -------
                                                                       (Dollars in thousands)
              EBITDA..........................      $58,262       $54,306      $56,603      $42,991    $17,620
              Adjustments - increase (decrease):
                Certain non-recurring items...                        500                     2,400     22,083
                Amortization of restricted
                 Common Stock award...........          260            51          170          260        290
                Other expense (income), net...           24            96           35         (121)       (71)
                Minority interests............           68            75           73           79        193
                                                    -------       -------      -------      -------    -------
              Adjusted EBITDA.................      $58,614       $55,028      $56,881      $45,609    $40,115
                                                    =======       =======      =======      =======    =======



         (6) Short-term obligations consists primarily of the Company's borrowings under bank lines of credit and the current portion of long-term debt.

         (7) On March 30, 2001, the Board of Directors authorized 500 of its preferred stock, $0.10 par value, and designated 100 shares as Series A Redeemable Convertible Preferred Stock ("Series A Redeemable Convertible Preferred Stock"). Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP, for proceeds of $6.0 million. Dividends are cumulative and shall be payable annually beginning March 30, 2002, at 6% per annum. Such dividends payable on or prior to March 30, 2004, shall be payable in additional shares of Series A Redeemable Convertible Preferred Stock. Subsequent to March 30, 2004, dividends shall be payable, at the option of the Company, either in cash or additional shares of Series A Redeemable Convertible Preferred Stock. As of December 31, 2001, accrued but unpaid dividends aggregated $270,000 and are included in redeemable convertible preferred stock on the consolidated balance sheet.

              Each share of the Series A Redeemable Convertible Preferred Stock is convertible at the option of the holder at any time into shares of Common Stock of the Company, $0.10 par value, at a conversion rate of 1.0 share of Common Stock for each share of Series A Redeemable Convertible Preferred Stock subject to adjustment under certain conditions. At December 31, 2001, there were 40 shares of Company Common Stock reserved for such conversion.

         (8) Under the terms of the Company's stockholders' agreement dated December 19, 1997, as amended (the "Stockholders' Agreement"), the Company can purchase all of the shares held by the employee stockholders and, under certain circumstances, the employees can require the Company to purchase all of the shares held by the employee stockholders. The purchase price as prescribed in the Stockholders' Agreement is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by the Company to employee stockholders based on fully paid and vested shares has been classified as redeemable Common Stock. Prior to December 31, 1998, the obligation to purchase employee shares was assignable to GSCP at a cost of up to $15 million.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

           Over the past several years, the party goods industry has experienced significant changes in both distribution channels and product offerings. Despite consolidation in the party goods superstore channel, the retail distribution of party goods continues to shift from smaller independent stores and designated departments within drug, discount or department store chains to superstores dedicated to retailing party goods. In part due to the success of the superstore channel, party goods manufacturers broadened their product lines to support the celebration of a greater number of occasions. The industry's growth has been directly affected by these changes.

         Amscan's revenues are generated from sales of approximately 40,000 SKU's consisting of paper and plastic tableware, accessories and novelties for all occasions. Tableware (plates, cups, cutlery, napkins and tablecovers) is the Company's core product category, generating approximately 44% of revenues in 2001. Coordinated accessories (e.g., balloons, banners, gifts and stationery) and novelties (e.g., party favors) are offered to complement the Company's tableware products. To serve its customers better, the Company has made significant additions to its product line including the introduction of expanded gift lines. The gift lines encompass home, baby, and wedding products for general gift giving or self-purchase. Through increased spending on internal product development as well as through acquisitions, the Company has had a net increase of approximately 32,300 SKU's since 1991. Amscan's revenue growth reflects the growth in the party goods superstore channel (new stores and increased same-store sales), the expansion of the Company's product lines and price increases.

         Amscan's gross profit is principally influenced by its product mix and paper costs. Products manufactured by the Company, primarily tableware and metallic balloons, represented nearly 60% of the Company's sales in 2001. Amscan has made significant additions to its manufacturing capacity which have allowed it to increase manufacturing efficiencies and improve gross margins. The Company believes that its manufacturing capabilities enable it to lower product cost, ensure product quality and be more responsive to customer demands. The Company has historically been able to adjust its prices in response to changes in paper prices.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

PERCENTAGE OF NET SALES

                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                                             2001            2000
                                                                             -----          -----
Net sales .............................................................      100.0%         100.0%
Cost of sales..........................................................       64.8           63.5
                                                                             -----          -----
    Gross profit.......................................................       35.2           36.5
Operating expenses:
    Selling expenses...................................................        9.6            9.4
    General and administrative expenses................................        9.6            9.8
    Provision for doubtful accounts....................................        1.1            2.2
    Art and development costs..........................................        2.5            2.6
    Restructuring charges..............................................                       0.2
                                                                             -----          -----
Total operating expenses...............................................       22.8           24.2
                                                                             -----          -----
     Income from operations............................................       12.4           12.3
Interest expense, net..................................................        7.0            8.1
Other expense, net.....................................................
                                                                             -----          -----
     Income before income taxes and minority interests.................        5.4            4.2
Income tax expense.....................................................        2.1            1.7
Minority interests.....................................................
                                                                             -----          -----
   Net income.........................................................         3.3%           2.5%
                                                                             =====          =====


         Net sales for the year ended December 31, 2001 of $347.1 million, were $21.5 million or 6.6% higher than for the year ended December 31, 2000. During 2001, the Company's sales of printed ensembles, solid color tableware and other party goods to the national superstore channel grew by 16.4%, despite further channel consolidation during the year. In addition, the Company's specialty sales force, which brings party goods and related gift products to the independent retail channel, experienced 40% sales growth, including a 66% increase in gift sales, to $10.3 million. These sales gains were partially offset by: an 8% decrease in sales of party goods to regional party stores, craft stores and mass merchants, a 28% decrease in revenue from contract manufacturing and the negative impact of foreign currency fluctuations in Europe.

         Gross profit for the year ended December 31, 2001 was $122.1 million, or 35.2% of net sales, as comparable to $118.7 million, or 36.5% for the year 2000 as incremental margins achieved as a result of higher sales were more than offset by the impact of product mix, particularly solid color tableware, higher effective sales incentive rates and unabsorbed overhead as result of lower contract manufacturing.

         Selling expenses of $33.3 million for the year ended December 31, 2001 were $2.7 million higher than in 2000 but remained relatively constant at 9.6% of net sales versus 9.4% for the year 2000. The increase in selling expenses reflects the continued development of a specialty sales force, which has more than doubled since its creation in 1999, and increased marketing initiatives relating to gift product lines.

         General and administrative expenses of $33.3 million for the year ended December 31, 2001 represents an increase of $1.4 million as compared to the year 2000. The increase in general and administrative expenses principally reflects higher employee wages and benefits and professional fees. As a percentage of sales, general and administrative expenses decreased by 0.2%, to 9.6%.

         The provision for doubtful accounts for the year ended December 31, 2001 decreased by $3.4 million to $3.8 million and from 2.2% to 1.1% of net sales. During 2001, a superstore customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company charged $2.5 million to the provision for doubtful accounts during the second half of 2001 to fully provide for the accounts receivable balance due from this customer. This customer accounted for approximately 2.1% of the Company's net sales in 2001. The Company does not believe the potential loss of sales to this customer will have a material adverse effect on the Company's future results of operations or its financial condition. During the year ended December 31, 2000, two of the Company's customers filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. As a result of those filings, the Company charged $3.4 million and $1.0 million to the provision for doubtful accounts during the second and fourth quarters of 2000, respectively, to fully provide for the accounts receivable balances due from these customers. The Company also charged $1.6 million to the provision for doubtful accounts during the fourth quarter of 2000, which represented the remaining accounts receivable balance from a customer that filed for bankruptcy during 1999.

         Art and development costs of $8.8 million for the year ended December 31, 2001 were $0.3 million higher than in 2000 but remained relatively consistent at 2.5% of sales versus 2.6% for 2000.

         During the fourth quarter of the year ended December 31, 2000, the Company recorded charges of $0.3 million relating to the restructuring of its distribution operations begun in 1998 and $0.2 million in connection with the consolidation of certain manufacturing operations.

         Interest expense, net, of $24.1 million for the year ended December 31, 2001 was $2.3 million lower than in 2000, and reflects a lower average interest rate (8.4% in 2001 versus 9.26% in 2000) and the capitalization of approximately $1.0 million of interest expense in 2001, partially offset by the impact of higher average borrowings.

         Income taxes for the years ended December 31, 2001 and 2000 were provided for at a consolidated effective income tax rate of 39.50%. The effective income tax rate exceeds the federal statutory income tax rate primarily due to state income taxes.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

PERCENTAGE OF NET SALES

                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                                            2000            1999
                                                                            ----            ----

Net sales .............................................................      100.0%         100.0%
Cost of sales..........................................................       63.5           63.6
                                                                             -----          -----
     Gross profit......................................................       36.5           36.4
Operating expenses:
    Selling expenses...................................................        9.4            8.0
    General and administrative expenses................................        9.8           10.0
    Provision for doubtful accounts....................................        2.2            1.0
    Art and development costs..........................................        2.6            2.8
    Non-recurring charges..............................................                       0.3
    Restructuring charges..............................................        0.2
                                                                             -----          -----
Total operating expenses...............................................       24.2           22.1
                                                                             -----          -----
     Income from operations............................................       12.3           14.3
Interest expense, net..................................................        8.1            8.6
Other expense, net.....................................................
                                                                             -----          -----
     Income before income taxes and minority interests.................        4.2            5.7
Income tax expense.....................................................        1.7            2.4
Minority interests.....................................................
                                                                             -----          -----
    Net income.........................................................        2.5%           3.3%
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


LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, the Company had an outstanding Term Loan of $149.7 million provided under a bank credit agreement (the "Bank Credit Facilities"), together with senior subordinated notes of $110.0 million (the "Notes") (collectively, the "Financings"). The Term Loan matures in December 2004 and provides for amortization (in quarterly installments) of one percent of the principal amount thereof per year for the first five years and 32.3% and 62.7% of the principal amount thereof in the sixth and seventh years, respectively. The Term Loan bears interest, at the option of the Company, at the lenders' customary base rate plus 1.625% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.625% per annum. At December 31, 2001, the floating interest rate on the Term Loan was 4.56%. The Notes bear interest at a rate of 9.875% per annum and mature in December 2007. The Company is required to make prepayments on the Bank Credit Facilities under certain circumstances, including upon certain asset sales and issuance of debt or equity securities and based on cash flows, as defined.

         The Bank Credit Facilities also provide for revolving loan borrowings of up to $50 million (the "Revolving Credit Facility"). The Revolving Credit Facility, expires on December 31, 2002, bears interest, at the option of the Company, at the lenders' customary base rate plus, based on certain terms, a range of 1.00% to 1.50% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus, based on certain terms, a range of 2.00% to 2.50% per annum. Interest on balances outstanding under the Revolving Credit Facility are subject to adjustment in the future based on the Company's performance. At December 31, 2001, the Company had borrowing capacity of approximately $43.0 million under the Revolving Credit Facility.

         In addition to the Revolving Credit Facility, the Company has a $400,000 Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate and expires on June 15, 2002, $1.0 million a British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on June 1, 2002 and a $1.0 million revolving credit facility which bears interest at LIBOR plus 1.0% and expires on January 31, 2003. No borrowings were outstanding under these revolving credit facilities at December 31, 2001 and 2000.

         In October 2000, in connection with a plan to consolidate distribution facilities, the Company purchased property for $4.9 million and entered into a contract for the design and construction of a new domestic facility. At December 31, 2000, the Company had incurred construction costs of $3.0 million. At December 31, 2001, the construction of the new facility was completed at a cost of $24.8 million, including $1.2 million of capitalized interest costs. The Company expects the facility to be fully operational in the latter half of 2002. The planned consolidation may result in additional restructuring charges in subsequent periods.

        The Company refinanced the purchase of the property and the costs to construct the facility using borrowings under its revolving credit facility, the proceeds from the issuance of the Series A Redeemable Convertible Preferred Stock of $6.0 million (noted below) and long-term borrowings consisting of a first and second lien mortgage note of $10.0 million each with a financial institution and the New York State Job Development Authority, respectively. The first lien mortgage note bears interest at LIBOR plus 2.75%. However, the Company has utilized an interest rate swap agreement to effectively fix the loan rate at 8.40% for the term of the loan. The second lien mortgage note bears interest at a rate 4.75%, subject to change under certain conditions. Both notes are for a term of 96 months and require monthly payments based on a 180-month amortization period with balloon payments upon maturity in January 2010. The Company has amended and restated its Bank Credit Facilities to provide for, among other things, the additional borrowings and capital expenditures for the construction of the facility.

         On March 30, 2001, the Board of Directors authorized 500 shares of preferred stock, $0.10 par value, and designated 100 shares as Series A Redeemable Convertible Preferred Stock. Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP for proceeds of $6.0 million.

         The Company has several non-cancelable operating leases principally for office, distribution and manufacturing facilities, showrooms, and warehouse equipment. These leases expire on various dates through 2017 and generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance. Rent expense for the year ended December 31, 2001, totaled $9.5 million. The minimum lease payments currently required under non-cancelable operating leases for the year end December 31, 2002, approximates $12.2 million.

         On July 26, 2001, Amscan and American Greetings Corporation ("American Greetings") signed a letter of intent pursuant to which Amscan would acquire American Greetings' subsidiary, M&D Balloons Inc., a Manteno, Illinois-based manufacturer of metallic and plastic balloons. On February 19, 2002, the Company completed the acquisition for $27.5 million, borrowing $12.5 million under its revolving credit facility and issuing 96.774 shares of its Common Stock to American Greetings, at a value of $155,000 per share. American Greetings will continue to distribute metallic balloons under a supply agreement with Amscan.

         Based upon the current level of operations and anticipated growth, the Company anticipates that its operating cash flow, together with available borrowings under the Revolving Credit Facility will be adequate to meet its anticipated future requirements for working capital and operating expenses for the next twelve months. Scheduled debt payments for the years ended December 31, 2002 and 2003 total $3.5 million and $52.3 million, respectively, with increasing amounts thereafter. The Company is exploring a number of options to repay or refinance these debt maturities. The Company has had good access to capital markets and expects to repay or refinance these debt maturities as they become due. However, the Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness and to satisfy its other obligations will depend upon several factors including the volatility of capital markets and the Company's future performance, which, to a certain extent, will be subject to general economic, financial, competitive, business and other factors beyond its control.

         The Financings may affect the Company's ability to make future capital expenditures and potential acquisitions. However, management believes that current asset levels provide adequate capacity to support its operations for at least the next 12 months. At December 31, 2001, except for the pending acquisition of M&D Balloons Inc., the Company did not have material commitments for capital expenditures or other acquisitions.

CASH FLOW DATA - YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Net cash provided by operating activities for the year ended December 31, 2001, totaled $25.3 million, or $6.0 million higher than for the year ended December 31, 2000. Net cash flow provided by operating activities before changes in operating assets and liabilities for the years ended December 31, 2001 and 2000, was $33.3 million and $32.9 million, respectively. Changes in operating assets and liabilities for the years ended December 31, 2001 and 2000, resulted in the use of cash of $8.1 million and $13.7 million, respectively. The changes in operating assets and liabilities principally reflect an increase in accounts receivable and inventory, net of a corresponding increase in accounts payable, consistent with the growth in operations.

         Net cash used in investing activities during the year ended December 31, 2001 consisted of $37.4 million of capital expenditures, including the costs to complete the construction of the Company's new distribution facility and to acquire related distribution equipment. During the year ended December 31, 2000, net cash used in investing activities of $18.5 million included payments of $7.9 million associated with the purchase of property for and the construction of a new distribution facility and additional investments principally in manufacturing equipment.

         During the year ended December 31, 2001, net cash provided by financing activities of $11.9 million included the proceeds of $6.0 million from the issuance of 40 shares of Series A Redeemable Convertible Preferred Stock to
GSCP and the net proceeds from the two $10.0 million mortgage loans noted above. During 2001, the Company also repaid short-term borrowings under its Revolving Credit Facility and long-term borrowings under its Term Loan and other obligations totaling $13.5 million. During the year ended December 31, 2000, net cash provided by financing activities of $0.9 million primarily consisted of proceeds from net short-term borrowings under the Revolving Credit Facility for working capital needs and the new distribution facility, partially offset by the scheduled repayment and a $1.3 million prepayment of the Term Loan, and repayment of other long-term obligations.

CASH FLOW DATA - YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Revenue Recognition

         The Company recognizes revenue on product sales at the time of shipment. The Company records estimated reductions to revenue for various customer incentive programs and allowances. Should customers earn higher incentives than estimated by the Company, additional reductions to revenue may be required.

Royalty Agreements

         Commitments for minimum payments under royalty agreements, a portion of which may be paid in advance, are charged to expense ratably, based on the Company's estimate of total sales of related products. If all or a portion of the minimum guarantee subsequently appears not to be recoverable, the unrecoverable portion is charged to expense at that time.

Bad Debt

         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

         Our policy requires that the Company state its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments regarding, among other things, future demand and market conditions, current inventory levels and the impact of the possible discontinuation of product designs. If actual conditions are less favorable than those projected by the Company, additional inventory write-downs to market value may be required.

Long-Lived Assets

         The Company has significant property, plant and equipment; goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

LEGAL PROCEEDINGS

         The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS")No. 141, Business Combinations" which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported separately from goodwill. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. Management does not anticipate the adoption of this statement will have a significant effect on the Company's results of operations or financial position.

         In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Intangible Assets" which supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the effective date. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an estimated increase in net income of approximately $1.6 million for the year ended December 31, 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides a single accounting model for long-lived assets to be disposed of. Provisions outlined in this statement supercede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." These new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This is significant as assets classified as held-for-sale are stated at the lower of carrying value or fair value and depreciation is no longer recognized. This statement will also allow for more dispositions to qualify for discontinued operations treatment in the income statement. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this statement are effective for disposal activities initiated by an entity's commitment to a plan after the effective date of the statement. The Company will adopt this statement effective January 1, 2002, as required. Management does not anticipate the adoption of this statement will have a significant effect on the Company's results of operations or financial position.

         In November 2001, the Emerging Issues Task Force (the "EITF") issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF's 00-14, 00-22, and 00-25. EITF 01-09 will require the Company to reclassify certain selling expenses as a reduction of revenues. These reclassifications will take place in the first quarter of 2002 and prior periods will be reclassified. The effect of these reclassifications on 2001 will be a decrease to sales and selling expenses of $1.6 million. These reclassifications will decrease gross profit margin as a percentage of sales from 35.2% to 34.9% and decrease operating expenses as a percentage of sales from 22.8% to 22.5% in 2001. These reclassifications will not impact net income.

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


QUARTERLY RESULTS (UNAUDITED)

         As a result of the seasonal nature of certain of the Company's products, the quarterly results of operations may not be indicative of those for a full year. Third and fourth quarter sales are generally the highest of the year due to a combination of increased sales to consumers of the Company's products during summer months, as well as the initial shipment of seasonal merchandise to retailers, as they build inventories for the holidays celebrated during the fourth and first quarters of the year. Promotional activities, including special dating terms, particularly with respect to Halloween and Christmas products sold in the third quarter, result in higher accounts receivables balances and higher interest costs to support these balances, which generally causes a lower profitability in the fourth quarter. The following table sets forth historical net sales, gross profit, income from operations and net income of the Company for 2001 and 2000 by quarter.

                                                                FOR THE THREE MONTHS ENDED
                                             ----------------------------------------------------------------
                                             MARCH 31          JUNE 30       SEPTEMBER 30         DECEMBER 31
                                             --------          -------       ------------         -----------
                                                                  (Dollars in thousands)
2001
Net sales..............................       $87,506          $83,363         $88,010             $88,210
Gross profit...........................        32,189           28,837          30,594              30,433
Income from operations.................        13,083            9,773           9,977(a)           10,053(a)
Net income.............................         3,875            2,209           2,391(a)            2,827(a)

2000
Net sales..............................       $77,377          $78,758         $83,365             $86,048
Gross profit...........................        30,261           28,198          30,343              29,874
Income from operations.................        12,839            7,335(b)       11,675               8,141(b)
Net income.............................         3,709              448(b)        3,009                 950(b)


(a) During the third quarter of 2001, one of the Company's customers filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and, as a result, the Company charged $1.5 million and $1.0 million to the provision for doubtful accounts during the third and fourth quarters of 2001, respectively, to fully provide for the accounts receivable balances due to the Company. This customer accounted for approximately 2.1% of the Company's consolidated net sales for the year ended December 31, 2001. The Company does not believe the potential loss of sales to this customer will have a material adverse effect on the Company's future results of operations or its financial condition.

(b) During the second quarter of 2000, two of the Company's customers filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. As a result of the filings, the Company charged $3.4 million and $1.0 million to the provision for doubtful accounts during the second and fourth quarters of 2000, respectively, to fully provide for the accounts receivable balances due to the Company from these customers. On a combined basis, these two customers accounted for approximately 1.9% of the Company's consolidated net sales for the year ended December 31, 2000. The Company also charged $1.6 million to the provision for doubtful accounts during the fourth quarter of 2000 which represented the remaining accounts receivable balance from a customer that filed for bankruptcy during 1999.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's earnings are affected by changes in interest rates as a result of its issuance of variable rate indebtedness. However, the Company utilizes interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for the Company's variable rate indebtedness averaged 2% more than the interest rate actually paid for the years ended December 31, 2001, 2000 and 1999, the Company's interest expense, after considering the effects of its interest rate swap agreements, would have increased, and income before income taxes would have decreased, by $2.2 million, $0.9 million and $1.4 million, respectively. This amount is determined by considering the impact of the hypothetical interest rates on the Company's borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

         The Company's earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in foreign markets. Foreign currency forward contracts are used periodically to hedge against the earnings effects of such fluctuations. A uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's foreign sales are denominated would have resulted in a decrease in gross profit of $1.4 million, $1.6 million and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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


         NAME                     AGE      POSITION
         ----                     ---      --------
         Terence M. O'Toole       43       Director, Chairman of the Board
         Sanjeev K. Mehra         43       Director
         Joseph P. DiSabato       35       Director
         Gerald C. Rittenberg     49       Chief Executive Officer and Director
         James M. Harrison        50       President, Chief Financial Officer, Treasurer
                                             and Director
         Garry Kieves             53       Senior Vice President
         James F. Flanagan        50       Executive Vice President


         Terence M. O'Toole is a Managing Director of Goldman, Sachs & Co. ("Goldman Sachs") in the Principal Investment Area. He joined Goldman Sachs in 1983. He is a member of Goldman Sachs' Principal Investment Area Investment Committee and its Stone Street Fund Investment Committee. Mr. O'Toole serves on the Boards of Directors of Western Wireless Corporation and several privately held companies on behalf of Goldman Sachs. He holds a B.S. degree from Villanova University and an M.B.A. from the Stanford Graduate School of Business.

         Sanjeev K. Mehra is a Managing Director of Goldman Sachs in the Principal Investment Area. He joined Goldman Sachs in 1986. He is a member of Goldman Sachs' Principal Investment Area Investment Committee and its Stone Street Fund Investment Committee. Mr. Mehra serves on the Boards of Directors of Promedco Management Company, Hexcel Corporation, Endwave Corporation, and several privately held companies on behalf of Goldman Sachs. He holds an A.B from Harvard University and an M.B.A. from the Harvard Graduate School of Business Administration.

         Joseph P. DiSabato is a Managing Director of Goldman Sachs in the Principal Investment Area. He joined Goldman Sachs in 1988, worked as a Financial Analyst until 1991, and returned in 1994 as an Associate. Mr. DiSabato serves on the Boards of Directors of several privately held companies on behalf of Goldman Sachs. He holds a B.S. from the Massachusetts Institute of

Technology and an M.B.A. from the Anderson Graduate School of Management at UCLA.

         Gerald C. Rittenberg became Chief Executive Officer in December 1997. Prior to that time, Mr. Rittenberg served as the President of the predecessor to the Company, Amscan Inc., from April 1996 to October 1996, and as President of the Company from the time of its formation in October 1996. From May 1997 until December 1997, Mr. Rittenberg served as Acting Chairman of the Board.

         James M. Harrison became President, Chief Financial Officer and Treasurer in December 1997. Prior to that time, Mr. Harrison served as the Chief Financial Officer of the predecessor to the Company, Amscan Inc., from August 1996 to February 1997 and as Chief Financial Officer and Secretary of the Company from February 1997 to December 1997. From 1993 to 1995, Mr. Harrison was the Executive Vice President, Chief Operating Officer, Secretary, Treasurer and a member of the Board of Directors of The C.R. Gibson Company, a manufacturer and distributor of paper gift products.

         Garry Kieves became a Senior Vice President of the Company in September 1998 when the Company acquired Anagram. Mr. Kieves has served as President of Anagram for more than five years.

         James F. Flanagan became ST&T Vice President of the Company in July 2001 and became an Executive Vice President in January 2002. From 1975 to July 2001, Mr. Flanagan was employed at Hallmark Cards, Inc. where he most recently served as Vice President-Sales.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Because the Company Common Stock is not registered under the Exchange Act, none of the Company's directors, officers or stockholders is obligated to file reports of beneficial ownership of Company Common Stock pursuant to Section 16 of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the compensation earned for the past three years for the Company's Chief Executive Officer and all other executive officers of the Company as of December 31, 2001 whose aggregate salary and bonus for 2001 exceeded $100,000. The amounts shown include compensation for services in all capacities that were provided to the Company or its subsidiaries. Amounts shown were paid by the Company's principal subsidiary, Amscan Inc., except for payments to or on behalf of Garry Kieves, which were paid by Anagram. Prior to the Merger in 1997, the Company granted stock options on shares of Company Common Stock ("Company Stock Options") pursuant to the 1996 Stock Option Plan for Key Employees (the "Prior Stock Plan"). Following the Merger, Company stock options ("New Options") were granted pursuant to a new stock incentive plan and related option agreement (together, the "Option Documents") adopted by the Company. At the time of the Merger, certain employees converted Company Stock Options into options to purchase shares of Common Stock ("Rollover Options").

                                                                                    Long Term
                                                                                   Compensation
                                                                             No. of Securities Under-      All Other
Name and Principal Position       Year          Salary       Bonus(a)         lying Options Granted     Compensation(b)
---------------------------       ----          ------       ---------       -------------------------  ----------------
Gerald C. Rittenberg              2001         $309,750       $500,000                                     $  7,249
  Chief Executive Officer         2000          295,000        500,000                                        8,505
                                  1999          295,000        450,000                                        7,255

James M. Harrison                 2001         $288,750       $450,000                                     $  7,382
  President, Chief Financial      2000          275,000        450,000                                        9,027
  Officer and Treasurer           1999          275,000        400,000                                        5,399

Garry Kieves                      2001         $240,000                                                    $ 14,806
  Senior Vice President           2000          240,000                                                      16,388
                                  1999          240,000                                                      13,289

James F. Flanagan                 2001          $74,000(c)    $125,000(c)               2.5(d)             $      -
  Executive Vice President


(a) Represents amounts earned with respect to the years indicated, whether paid or accrued.

(b) Represents contributions by the Company under a profit sharing and savings plan, as well as insurance premiums paid by the Company with respect to term life insurance for the benefit of the named executive officer.

(c) Mr. Flanagan became an employee of the Company on July 16, 2001. Under terms of Mr. Flanagan's employment agreement, he received a signing bonus of $50,000 and will receive a year end bonus of $75,000.

(d)      Represents New Options granted to Mr. Flanagan in 2001.


OPTION GRANTS TABLE

         The following table sets forth information concerning stock options which were granted during 2001 to the executive officers named in the Summary Compensation Table. Information with respect to options relates to options on the Company Common Stock at December 31, 2001.


                                      % OF                                                   POTENTIAL REALIZABLE VALUE AT
                  NUMBER OF       TOTAL OPTIONS                                                 ASSUMED ANNUAL RATES OF
                  SECURITIES       GRANTED TO                     MARKET                      STOCK PRICE APPRECIATION FOR
                  UNDERLYING      EMPLOYEES IN                   PRICE AT                             OPTION TERM
                   OPTIONS           FISCAL        EXERCISE      DATE OF      EXPIRATION     ------------------------------
NAME              GRANTED(1)          YEAR          PRICE        GRANT(2)        DATE            5%                  10%
----             -----------      -------------    --------      ---------    ----------     ---------             --------
James F.
Flanagan            2.5               100%         $150,000      $150,000      July 16,       $235,836             $597,654
                                                                                 2011



(1) All New Options listed in this column become exercisable ratably over five years beginning one year from the date of grant and expire ten years after the date of grant. To the extent permitted under the Internal Revenue Code, such options were incentive stock options.

(2) Assumes a fair market value of the Company Common Stock underlying the New Options of

         $150,000 based on the valuation of Company Common Stock at July 16, 2001.


FISCAL 2001 YEAR END OPTION VALUES

                                     Number of Securities                   Value of Unexercised In the Money
                                Underlying Unexercised Options                  Options at Fiscal Year End
                                -------------------------------             ----------------------------------
Name                            Exercisable       Unexercisable             Exercisable          Unexercisable
----                            -----------       -------------             -----------          -------------
Gerald C. Rittenberg              13.318             3.330                  $1,065,440             $266,400

James M. Harrison                 13.014             3.254                   1,080,291              270,118

Garry Kieves                       3.989             2.659                     119,670               79,770

James F. Flanagan                      -             2.500                           -               12,500


         The valuation of unexercised in the money options is based on a valuation of Company Common Stock of $155,000 per share at December 31, 2001. No New Options or Rollover Options were exercised in the most recent fiscal year.

         For a further description of the New Options and Rollover Options granted to the executives named in the Summary Compensation Table, see "Employment Arrangements" below.


EMPLOYMENT ARRANGEMENTS

         Employment Agreement with Gerald C. Rittenberg. Under the Employment Agreement between the Company and Gerald C. Rittenberg, dated August 10, 1997, as amended, (the "Rittenberg Employment Agreement"), Mr. Rittenberg serves as Chief Executive Officer of the Company for a term expiring December 31, 2004. During 2001, Mr. Rittenberg received an annual base salary of $309,750, which will increase by 5% annually for the term of the Rittenberg Employment Agreement. Mr. Rittenberg will be eligible for an annual bonus for each calendar year comprised of (i) a non-discretionary bonus equal to 50% of his annual base salary if certain operational and financial targets determined by the Board of Directors in consultation with Mr. Rittenberg are attained and (ii) a discretionary bonus awarded in the sole discretion of the Board of Directors. The Rittenberg Employment Agreement also provides for other customary benefits including incentive, savings and retirement plans, paid vacation, health care and life insurance plans, and expense reimbursement.

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

         Pursuant to the Rittenberg Employment Agreement, Mr. Rittenberg contributed to Confetti Acquisition, Inc. ("Confetti") immediately prior to the Merger in 1997, 272,728 shares of Company Common Stock in exchange for 60.0 shares of Common Stock of Confetti ("Confetti Common Stock"), having an aggregate value equal to approximately $4.5 million, which shares of Confetti Common Stock were valued at the purchase price for which GSCP purchased common shares of Confetti immediately prior to the Merger (the "New Purchase Price"). At the time of the Merger, such shares of Confetti Common Stock were converted into 60.0 shares of the Company's Common Stock as the surviving company in the Merger (as converted, the "Rollover Stock").

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

         Mr. Rittenberg is not permitted to sell, assign, transfer, pledge or otherwise encumber any New Options, shares of Rollover Stock or shares of Common Stock acquired upon exercise of the New Options, except as provided in the Stockholders' Agreement and the Option Documents, and the shares of Rollover Stock and shares of Common Stock acquired upon exercise of the New Options are subject to the terms of the Stockholders' Agreement.

         Employment Agreement with James M. Harrison. Under the Employment Agreement between the Company and James M. Harrison dated August 10, 1997, as amended, (the "Harrison Employment Agreement"), Mr. Harrison serves as President of the Company for a term expiring December 31, 2004. During 2001, Mr. Harrison received an annual base salary of $288,750, which will increase by 5% annually during the term of the Harrison Employment Agreement. The Harrison Employment Agreement contains provisions for additional terms, salary increases during additional terms, non-discretionary and discretionary bonus payments, severance, other benefits, definitions of cause and disability, and provisions for non-competition and non-solicitation similar to those in the Rittenberg Employment Agreement, with the exception of the provision for an election by the Company of a one, two or three-year Restriction Period following a Sale Event. Under the Harrison Employment

Agreement, the Restriction Period is fixed at three years and severance pay is fixed at one year's annual base salary.

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

         Pursuant to the Harrison Employment Agreement, Mr. Harrison was granted immediately prior to the Merger in 1997, 15.0 shares of Confetti Common Stock (the "Restricted Stock"), having an aggregate value of $1,125,000, based on the then new purchase price, which shares were converted in the Merger in 1997 into
15.0 shares of Company Common Stock. During the Stock Restricted Period (as defined below), the Restricted Stock will be forfeitable and may not be sold, assigned, transferred, pledged or otherwise encumbered by Mr. Harrison. For purposes of the Harrison Employment Agreement, the "Stock Restricted Period" means the period beginning on the date of grant of the Restricted Stock and ending on the earliest of (i) the occurrence of an IPO (as such term is defined in the Stockholders' Agreement); (ii) immediately prior to the consummation of a transaction or series of transactions, approved by the Board of Directors, pursuant to which a person, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act, other than Goldman Sachs or any of its affiliates, acquires a majority of the outstanding voting stock of the Company; and (iii) the termination of Mr. Harrison's employment with the Company (1) because of his death, (2) by the Company without cause, (3) by Mr. Harrison because of the Company's material breach of its obligations under the Harrison Employment Agreement, (4) by Mr. Harrison if the Company imposes on him duties or work conditions materially burdensome to him which are inconsistent with his prior duties and work conditions or (5) because of Mr. Harrison's disability; provided, however, that the Stock Restricted Period ended with respect to 25% of the shares of Restricted Stock on January 1, 1998, with respect to 8.34% of the shares of Restricted Stock on January 1, 1999 and with respect to the remaining 66.66%, in three equal installments of 22.22% on June 30 of each of the years 2001 through 2003. Pursuant to the Harrison Employment Agreement, upon the voluntary or involuntary termination of Mr. Harrison's employment during the Stock Restricted Period for any reason other than a reason listed in clause
(iii) of the preceding sentence, all shares of Restricted Stock (with respect to which the Stock Restricted Period has not then ended) will be forfeited and returned to the Company without payment.

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

         Employment Agreement with Garry Kieves. Under the Employment Agreement between the Company and Garry Kieves dated August 6, 1998, (the "Kieves Employment Agreement"), Mr. Kieves is employed as a Senior Vice President of the Company and President of Anagram for an initial term of three years at an annual base salary of $250,000. The Kieves Employment Agreement automatically extends for additional successive periods of one year each (each such period, an "Additional Term") unless the Company or Mr Kieves gives notice of the intent not to extend the employment period. Mr. Kieves' salary will increase by 5% at the beginning of each Additional Term. The Kieves Employment Agreement contains provisions for discretionary bonus payments, severance and other benefits, and definitions of disability. The Kieves Employment Agreement also provides that upon termination of employment he may not, for a period of three years, be employed by, or associated in any manner with, any business which is in competition with the Company. The Kieves Employment Agreement may be terminated by the Company upon the permanent disability of Mr. Kieves, or with or without cause.

         Pursuant to the terms of the Kieves Employment Agreement, Mr. Kieves was granted New Options to purchase 6.648 shares of Company Common Stock for $125,000 per share, on terms similar to those granted pursuant to the Rittenberg Employment Agreement. Mr. Kieves will not be permitted to sell, assign, transfer, pledge or otherwise encumber any New Options, shares of Common Stock or Option Shares, except as provided in the Stockholders' Agreement and the Option Documents and the shares of Common Stock and Option Shares are subject to the terms of the Stockholders' Agreement.

         Employment Agreement with James F. Flanagan. Under the Employment Agreement between the Company and James F. Flanagan dated July 1, 2001, as amended, (the "Flanagan Employment Agreement"), Mr. Flanagan serves as an Executive Vice President of the Company for a term expiring December 31, 2004. For the period from July 5, 2001 to December 31, 2001, Mr. Flanagan received an annual base salary of $175,000. For the remaining term of the agreement, Mr. Flanagan will receive an annual salary of $250,000. Mr. Flanagan received a signing bonus of $50,000 in July 2001 and will receive a year-end bonus of $75,000 for the year ended December 31, 2001. During the term from January 1, 2002, to December 31, 2004, Mr. Flanagan will receive annual bonuses of $125,000. The Flanagan Employment Agreement contains provisions for additional terms, severance and other benefits, and definitions of cause and disability. The Flanagan Employment Agreement also provides that upon termination of employment he may not, for a period of one year, be employed by, or associated in any manner with, any business that is in competition with the Company. The Flanagan Employment Agreement may be terminated by the Company upon the permanent disability of Mr. Flanagan or with or without cause.

         Pursuant to the terms of the Flanagan Employment Agreement, on July 16, 2001, Mr. Flanagan was granted New Options to purchase 2.5 shares of Company Common Stock at $150,000 per share and, on January 1, 2002, he was granted additional New Options to purchase 2.5 shares of Company Common Stock at $155,000 per share, on terms similar to those granted pursuant to the Rittenberg Employment Agreement. Mr. Flanagan will not be permitted to sell, assign, transfer, pledge or otherwise encumber any New Options, shares of Common Stock or Option Shares, except as provided in the Stockholders' Agreement and the Option Documents, and the shares of Common Stock and Option Shares are subject to the terms of the Stockholders' Agreement.

         In addition, pursuant to the terms of the Flanagan Employment Agreement, Mr. Flanagan was granted 3.0 shares of Company Restricted Stock on January 1, 2002, with an aggregate value of $465,000 based on the market value per share on the date of grant. The Restricted Stock is granted under terms similar to those granted pursuant to the Harrison Employment Agreement, with the exception of the scheduled vesting provisions. The Restricted Stock granted to Mr. Flanagan will vest in full on December 31, 2004, provided Mr. Flanagan is employed by the Company on that date.

         Mr. Flanagan is not permitted to sell, assign, transfer, pledge or otherwise encumber any New Options, Rollover Options, shares of Restricted Stock or shares of Company Common Stock acquired upon exercise of the New Options, except as provided in the Stockholders' Agreement and the Option Documents, and the shares of Restricted Stock and Option Shares will be subject to the terms of the Stockholders' Agreement.

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

COMPENSATION COMMITTEE POLICIES

         During 2001, the compensation of executive officers of the Company, with the exception of Mr. Flanagan, was paid pursuant to the terms of existing employment agreements. The compensation to be paid to Mr. Flanagan pursuant to the Flanagan Employment Agreement dated July 1, 2001 was based on competitive salaries observed within the labor market.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         To the knowledge of the Company, no relationship of the type described in Item 402(j)(3) of Regulation S-K existed during 2001 with respect to the Company.

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


                                                    SHARES OF COMPANY             PERCENTAGE
                                                       COMMON STOCK                OF CLASS
NAME OF BENEFICIAL OWNER                            BENEFICIALLY OWNED          OUTSTANDING(a)
------------------------                            ------------------          --------------
Gerald C. Rittenberg(b)........................           73.318                     5.9%
James M. Harrison(c)...........................           28.014                     2.2
James F. Flanagan(d)...........................            3.000                     0.2
Garry Kieves, Garry Kieves Retained
  Annuity Trust and Garry Kieves
  Irrevocable Trust, in aggregate(e)...........          133.989                    10.7
Terence M. O'Toole(f)..........................             --                       --
Sanjeev K. Mehra(g)............................             --                       --
Joseph P. DiSabato(h)..........................             --                       --
Estate of John A. Svenningsen..................          100.000                     8.1
  c/o Kurzman & Eisenberg LLP
  One North Broadway, Suite 1004
  White Plains, New York 10601
American Greetings Corporation(i)..............           96.774                     7.8
The Goldman Sachs Group, Inc.
  and affiliates(j)............................          865.000                    67.9
  85 Broad Street
  New York, New York 10004
All directors, and executive officers
  as a group (7 persons)(k)....................          238.321                    18.7


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

(b) Includes 13.318 shares which could be acquired by Mr. Rittenberg within 60 days upon exercise of options.

(c) Includes 13.014 shares which could be acquired by Mr. Harrison within 60 days upon exercise of options.

(d) On July 16, 2001, Mr. Flanagan was granted New Options to purchase 2.5 shares of Company Common Stock at $150,000 per share and, on January 1, 2002 he was granted additional New Options to purchase 2.5 shares of Company Common Stock at $155,000 per share. None of the options is currently exercisable. In addition, on January 1, 2002, Mr. Flanagan was granted 3.0 shares of Restricted Stock.

(e) Includes 3.989 shares which could be acquired by Mr. Kieves within 60 days upon exercise of options and 10 shares that could be acquired upon exercise of warrants.

(f) Mr. O'Toole, who is a Managing Director of Goldman Sachs, disclaims beneficial ownership of the shares of Company Common Stock that are owned by The Goldman Sachs Group, Inc. and its affiliates, except to the extent of his pecuniary interest therein, if any.

(g) Mr. Mehra, who is a Managing Director of Goldman Sachs, disclaims beneficial ownership of the shares of Company Common Stock that are owned by The Goldman Sachs Group, Inc. and its affiliates, except to the extent of his pecuniary interest therein, if any.

(h) Mr. DiSabato, who is a Managing Director of Goldman Sachs, disclaims beneficial ownership of the shares of Company Common Stock that are owned by The Goldman Sachs Group, Inc. and its affiliates, except to the extent of his pecuniary interest therein, if any.

(i) On February 19, 2002, the Company issued 96.774 shares of its Common Stock, at a value of $155,000 per share, to American Greetings Corporation in connection with the acquisition of M&D Balloon Inc.

(j) The Goldman Sachs Group, Inc. may be deemed to own beneficially and indirectly in the aggregate 825.0 shares of Company Common Stock and
         40.0 shares of Series A Redeemable Convertible Preferred Stock through the investment partnerships GS Capital Partners II, L.P. (which owns approximately 517.6 shares of Company Common Stock and 25.1 shares of Series A Redeemable Convertible Preferred Stock), GS Capital Partners II Offshore, L.P. (which owns approximately 205.8 shares of Company Common Stock and 9.976 shares of Series A Redeemable Convertible Preferred Stock), Goldman Sachs & Co. Verwaltungs GmbH as nominee for GS Capital Partners II (Germany) C.L.P. (which owns approximately 19.1 shares of Company Common Stock and 0.924 shares of Series A Redeemable Convertible Preferred Stock), Stone Street Fund 1997, L.P. (which owns approximately 55.5 shares of Company Common Stock and 2.692 shares of Series A Redeemable Convertible Preferred Stock) and Bridge Street Fund 1997, L.P. (which owns approximately 27.0 shares of Company Common Stock and 1.308 shares of Series A Redeemable Convertible Preferred Stock) (collectively the "Limited Partnerships"), of each of which affiliates of The Goldman Sachs Group, Inc. are the general partner or managing general partner. Each share of Series A Redeemable Convertible Preferred Stock is convertible at any time at the option of the holder into one share of Company Common Stock. The Goldman Sachs Group, Inc. disclaims beneficial ownership of the shares reported herein as beneficially owned by the Limited Partnerships except to the extent of its pecuniary interest therein. The Limited Partnerships share voting and investment power with The Goldman Sachs Group, Inc.

(k) Includes 30.321 shares which could be acquired by the executive officers within 60 days upon exercise of options and 10 shares which could be acquired by Mr. Kieves upon exercise of warrants.

STOCKHOLDERS' AGREEMENT

         As of December 19, 1997, the Company entered into the Stockholders' Agreement with GSCP and the Estate and certain employees of the Company listed as parties thereto (including the Estate, the "Non-GSCPInvestors"). The Stockholders' Agreement was subsequently amended in connection with the Company's acquisitions of Anagram in 1998 and M&D in 2002 and the issuance of Series A Redeemable Convertible Preferred Stock in 2001. The following discussion summarizes the terms of the Stockholders' Agreement which the Company believes are material to an investor in the debt or equity securities of the Company. This summary is qualified in its entirety by reference to the full text of the Stockholders' Agreement, a copy of which is filed with the Commission, and which is incorporated herein by reference. The Stockholders' Agreement provides, among other things, for (i) the right of the Non-GSCP Investors to participate in, and the right of GSCP to require the Non-GSCP Investors to participate in, certain sales of Company Common Stock by GSCP,
(ii) prior to an initial public offering of the stock of the Company (as defined in the Stockholders' Agreement), certain rights of the Company to purchase, and certain rights of the Non-GSCP Investors (other than the Estate) to require the Company to purchase (except in the case of termination of employment by such Non-GSCP Investors) all, but not less than all, of the shares of Company Common Stock owned by a Non-GSCP Investor (other than the Estate) upon the termination of employment or death of such Non-GSCP Investor, at prices determined in accordance with the Stockholders' Agreement and (iii) certain additional restrictions on the rights of the Non-GSCP Investors to transfer shares of Company Common Stock. The Stockholders' Agreement also contains certain provisions granting GSCP and the Non-GSCP Investors certain rights in connection with registrations of Company Common Stock in certain offerings and provides for indemnification and certain other rights, restrictions and obligations in connection with such registrations. The Stockholders' Agreement will terminate (i) with respect to the rights and obligations of and restrictions on GSCP and the Non-GSCP Investors in connection with certain restrictions on the transfer of shares of Company Common Stock, when GSCP and its affiliates no longer hold at least 40% of the outstanding shares of Company Common Stock, on a fully diluted basis; provided that the Stockholders' Agreement will terminate in such respect in any event if the Company enters into certain transactions resulting in GSCP, its affiliates, the Non-GSCP Investors, and each of their respective permitted transferees, owning less than a majority of the outstanding voting power of the entity surviving such transaction; and (ii) with respect to the registration of Company Common Stock in certain offerings, with certain exceptions, on the earlier of (1) the date on which there are no longer any registrable securities outstanding (as determined under the Stockholders' Agreement) and (2) the twentieth anniversary of the Stockholders' Agreement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On September 30, 1998, Amscan entered into a three year interest rate swap contract with GSCM for a notional amount of $35,000,000 at an interest rate of 4.808% plus a spread based on certain defined ratios. On September 17, 1999, Amscan entered into a two year interest rate swap contract with GSCM for a notional amount of $31,000,000 at an interest rate of 6.424% plus a spread based on certain defined ratios. Net settlements paid to GSCM under the swap contracts for the year ended December 31, 2001 totaled $252,000. At December 31, 2001, Amscan had no interest rate swap contracts outstanding with GSCM.

         On October 1, 1999, Amscan granted a $1.0 million line of credit to Mr. Rittenberg. During 2001, the line of credit was increased to $1.4 million. Amounts borrowed under the line are evidenced by a limited recourse secured promissory note, secured by a lien on the equity interests that Mr. Rittenberg has in Amscan. The line expires on June 15, 2004. The note requires that all principal payments be made only from the equity pledged as collateral. Amounts borrowed under the line bear interest at 6.0% per annum, with interest payable annually. At December 31, 2001, borrowings under this line totaled $1.4 million.

         On June 15, 2001, the Company entered into a limited recourse secured promissory note with Mr. Harrison. The note evidences loans made or to be made to Mr. Harrison at his request, in connection with the payment of any federal, state or local income taxes due and payable by Mr. Harrison upon and in respect of the vesting of his Restricted Stock (see "Item 11. Executive Compensation"). The Company's obligation to extend loans under the note is limited to the amount of such taxes Mr. Harrison is actually required to pay subsequent to June 15 2001. Amounts borrowed under the note and any interest thereon are secured by a lien on the equity interests that Mr. Harrison has in Amscan. The note bears interest at 5.43% per annum and is payable, together with interest, on January 1, 2010. The note requires that all payments of principal and interest due there under be made only from the equity pledged as collateral. At December 31, 2001, the amount borrowed under the note totaled $176,563.

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

         During the first quarter of 2001, 100 shares of the authorized shares of preferred stock, $0.10 par value, were designated as Series A Redeemable Convertible Preferred Stock. On March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock for proceeds of $6.0 million, to Goldman Sachs and its affiliates.

         Goldman Sachs and its affiliates have certain interests in the Company. Messrs. O'Toole, Mehra and DiSabato are Managing Directors of Goldman Sachs, and each of them is a director of the Company. GSCP currently owns beneficially approximately 67.9% of the outstanding shares of Company Common Stock. Accordingly, the general and managing partners of each of the GSCP Fund Partners, which are affiliates of Goldman Sachs and The Goldman Sachs Group, Inc. may each be deemed to be an "affiliate" of GSCP and the Company. See "Ownership of Capital Stock." Pursuant to the Stockholder's Agreement, Goldman Sachs has the exclusive right (if it so elects) to perform certain investment banking and similar services for the Company on customary terms. Goldman Sachs may from time to time receive customary fees for services rendered to the Company.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

              1. and 2. Financial Statements and Schedule.

                  See Index to Consolidated Financial Statements and Financial Statement Schedule which appears on page F-1 herein.

              3.  Exhibits

Exhibit
Number                            Description
-------                           -----------
2(a)     Agreement and Plan Merger, by and among Amscan Holdings, Inc. and
         Confetti Acquisition, Inc., dated as of August 10, 1997 (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement
         on Form S-4 (Registration No. 333-45457))

2(b)     Stock Purchase Agreement, dated as of August 6, 1998, by and among
         Amscan Holdings, Inc. and certain stockholders of Anagram
         International, Inc. and certain related companies (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated August 6, 1998 (Commission File No. 000-21827))

3(a)     Certificate of Incorporation of Amscan Holdings, Inc., dated October 3,
         1996, as amended to March 30, 2001 (incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31,2000 (Commission File No. 000-21827))

3(b)     Amended By-Laws of Amscan Holdings, Inc. (incorporated by reference to
         Exhibit 3.2 to the Registrant's Registration Statement on Form S-4
         (Registration No. 333-45457))

3(c)     Amended Articles of Incorporation of Anagram International, Inc.
         (incorporated by reference to Exhibit 3.1 to the Registrant's Current
         Report on Form 8-K dated September 17, 1998 (Commission File No.
         000-21827))

Exhibit
Number                            Description
-------                           -----------
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

Exhibit
Number                            Description
-------                           -----------
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

Exhibit
Number                            Description
-------                           -----------
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

10(o)    Amendment No. 2 to the Stockholders' Agreement, dated as of March 30,
         2001 by and among Amscan Holdings, Inc. and certain stockholders of Amscan Holdings, Inc. (incorporated by reference to Exhibit 10(a) to the Registrant's Annual Report on Form 10-K for the year ended
         December 31,2000 (Commission File No. 000-21827))

10(p) Employment Agreement, dated January 1, 2002, by and among the Company and James F. Flanagan.

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


                                                  AMSCAN HOLDINGS, INC.

                                                  By: /s/ James M. Harrison
                                                      ---------------------
                                                      James M. Harrison

Date: March 28, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


             Signature                      Title                            Date
             ---------                      -----                            -----
/s/ Terence M. O'Toole          Chairman of the Board of                    March 28, 2002
----------------------          Directors
Terence M. O'Toole


/s/ Sanjeev K. Mehra            Director                                    March 28, 2002
--------------------
Sanjeev K. Mehra


/s/ Joseph P. DiSabato          Director                                    March 28, 2002
----------------------
Joseph P. DiSabato


/s/ Gerald C. Rittenberg        Chief Executive Officer and                 March 28, 2002
------------------------        Director
Gerald C. Rittenberg


/s/ James M. Harrison           President, Chief Financial Officer,         March 28, 2002
---------------------           Treasurer and Director
James M. Harrison               (principal financial officer)



/s/ Michael A. Correale         Vice President                              March 28, 2002
-----------------------         (principal accounting officer)
Michael A. Correale

                                    FORM 10-K
                           ITEM 8, ITEM 14(a) 1 AND 2


                              AMSCAN HOLDINGS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                          YEAR ENDED DECEMBER 31, 2001



Consolidated Financial Statements as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001:

                                                                            Page
                                                                            ----
Report of Independent Auditors............................................  F-2

Consolidated Balance Sheets...............................................  F-3

Consolidated Statements of Income.........................................  F-4

Consolidated Statements of Stockholders' Deficit..........................  F-5

Consolidated Statements of Cash Flows.....................................  F-6

Notes to Consolidated Financial Statements................................  F-7



Financial Statement Schedule for the three years ended December 31, 2001:


Schedule II - Valuation and Qualifying Accounts...........................  F-33




All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


To The Board of Directors and Stockholders
Amscan Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Amscan Holdings, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amscan Holdings, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




Stamford, Connecticut
March 14, 2002                                   /s/ ERNST & YOUNG LLP

                              AMSCAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                          DECEMBER 31,
                                                                                     ----------------------
                                                                                       2001          2000
                                                                                     --------      --------

                                             ASSETS
Current assets:
  Cash and cash equivalents.....................................................     $  1,016      $  1,469
  Accounts receivable, net of allowances of $3,937 and $5,246, respectively.....       65,039        62,678
  Inventories...................................................................       72,582        71,539
  Prepaid expenses and other current assets.....................................       13,659         9,272
                                                                                     --------      --------
      Total current assets......................................................      152,296       144,958
Property, plant and equipment, net..............................................       94,589        69,198
Intangible assets, net..........................................................       55,985        59,360
Other assets, net...............................................................        7,604         7,111
                                                                                     --------      --------
      Total assets..............................................................     $310,474      $280,627
                                                                                     ========      ========

              LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND COMMON STOCK AND
                                 STOCKHOLDERS' DEFICIT

Current liabilities:
  Loans and notes payable.......................................................     $    700      $ 10,335
  Accounts payable..............................................................       33,083        28,820
  Accrued expenses..............................................................       16,047        17,091
  Income taxes payable..........................................................        2,298         1,198
  Current portion of long-term obligations......................................        3,455         3,754
                                                                                     --------      --------
      Total current liabilities.................................................       55,583        61,198
Long-term obligations, excluding current portion................................      278,443       261,815
Deferred income tax liabilities.................................................       15,181        13,314
Other...........................................................................        2,353         2,413
                                                                                     --------      --------
      Total liabilities.........................................................      351,560       338,740

Redeemable convertible preferred stock..........................................        6,270
Redeemable Common Stock.........................................................       29,949        28,768

Commitments and Contingencies

Stockholders' deficit:
  Common Stock..................................................................            -         -
  Additional paid-in capital....................................................          299           233
  Unamortized restricted Common Stock award, net................................          (94)         (354)
  Notes receivable from stockholders............................................         (601)         (548)
  Deficit ......................................................................      (74,016)      (83,867)
  Accumulated other comprehensive loss..........................................       (2,893)       (2,345)

                                                                                     --------      --------
      Total stockholders' deficit...............................................      (77,305)      (86,881)
                                                                                     --------      --------
      Total liabilities, redeemable convertible preferred and Common Stock
         and stockholders' deficit..............................................     $310,474      $280,627
                                                                                     ========      ========



          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)


                                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                                ---------------------------------------
                                                                                  2001           2000            1999
                                                                                --------        --------       --------
Net sales..................................................................     $347,089        $325,548       $306,112
Cost of sales..............................................................      225,036         206,872        194,632
                                                                                --------        --------       --------
         Gross profit......................................................      122,053         118,676        111,480

Operating expenses:
   Selling expenses........................................................       33,320          30,642         24,455
   General and administrative expenses.....................................       33,317          31,958         30,694
   Provision for doubtful accounts.........................................        3,758           7,133          2,906
   Art and development costs...............................................        8,772           8,453          8,650
   Non-recurring charges...................................................                                         995
   Restructuring charges...................................................                          500
                                                                                --------        --------       --------
         Total operating expenses..........................................       79,167          78,686         67,700
                                                                                --------        --------       --------
         Income from operations............................................       42,886          39,990         43,780

Interest expense, net......................................................       24,069          26,355         26,365
Other expense, net.........................................................           24              96             35
                                                                                --------        --------       --------
Income before income taxes and minority interests..........................       18,793          13,539         17,380

Income tax expense.........................................................        7,423           5,348          7,100
Minority interests.........................................................           68              75             73
                                                                                --------        --------       --------
         Net income........................................................       11,302           8,116         10,207
         Dividend requirement on redeemable convertible
            preferred stock................................................         (270)
                                                                                --------        --------       --------
         Net income applicable to common shares............................     $ 11,032        $  8,116       $ 10,207
                                                                                ========        ========       ========






          See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                          UNAMORTIZED
                                                           RESTRICTED      NOTES                     ACCUMULATED
                                             ADDITIONAL      COMMON       RECEIVABLE                    OTHER
                                    COMMON    PAID-IN     STOCK AWARD,       FROM                   COMPREHENSIVE
                                    STOCK     CAPITAL         NET        STOCKHOLDERS     DEFICIT       LOSS          TOTAL
                                    ------   ----------   ------------   ------------    --------   -------------     -----
Balance at December 31, 1998        $  -        $225         $(575)        $(718)        $(92,969)     $(1,250)      $(95,287)
  Net income.................... ..                                                        10,207                      10,207
  Net change in cumulative
    translation adjustment.........                                                                        362            362
                                                                                                                     --------
      Comprehensive income.........                                                                                    10,569
  Accretion in redeemable
      Common Stock.................                                                        (4,035)                     (4,035)
  Amortization of restricted
      Common Stock award...........                            170                                                        170
  Payments received on notes
      receivable from stockholders                                            54                                           54
                                    ------      ----         -----         -----         --------       -------      --------
Balance at December 31, 1999           -         225          (405)         (664)         (86,797)        (888)       (88,529)
  Net income.......................                                                         8,116                       8,116
  Net change in cumulative
    translation adjustment.........                                                                     (1,457)        (1,457)
                                                                                                                      --------
      Comprehensive income.........                                                                                     6,659
  Accretion in redeemable
      Common Stock and other.......                8                                       (5,186)                     (5,178)
  Amortization of restricted
      Common Stock award...........                             51                                                         51
  Payments received on notes
    receivable from stockholders                                             116                                          116
                                    ------      ----         -----         -----         --------       -------      --------
Balance at December 31, 2000.......    -         233          (354)         (548)         (83,867)      (2,345)       (86,881)
  Net income.......................                                                        11,302                      11,302
  Net change in cumulative
    translation adjustment.........                                                                       (434)          (434)
  Cumulative effect of a change in
    accounting  principle, net of
    taxes (see Notes 16 and 17)....                                                                       (227)          (227)
  Change in fair value of interest
    rate swaps and foreign
    exchange contracts, net of
      taxes (see Notes 16 and 17)                                                                          113            113
                                                                                                                       ------
        Comprehensive income.......                                                                                    10,754
  Accretion in redeemable
      Common Stock.................                                                        (1,181)                     (1,181)
  Redeemable convertible
      preferred stock dividends....                                                          (270)                       (270)
   Exercise of stock options.......               66                         (25)                                          41
   Payments received on notes
      receivable from  stockholders                                            9                                            9
   Other...........................                                          (37)                                         (37)
   Amortization of restricted
      Common Stock award...........                            260                                                        260
                                    ------      ----         -----         -----         --------      --------      --------
Balance at December 31, 2001....... $  -        $299         $ (94)        $(601)        $(74,016)    $ (2,893)      $(77,305)
                                    ======      ====         =====         =====         ========      ========      ========



          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------------
                                                                                2001            2000           1999
                                                                              --------       ---------       --------
Cash flows from operating activities:
  Net income..............................................................    $ 11,302       $   8,116       $ 10,207
    Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization.........................................      15,468          14,487         12,931
    Amortization of deferred financing costs..............................         998             902            870
    (Gain) loss on disposal of property and equipment.....................         (13)             (9)            86
    Provision for doubtful accounts.......................................       3,758           7,133          2,906
    Restructuring and other non-recurring charges.........................                         500            995
    Amortization of restricted Common Stock award.........................         260              51            170
    Deferred income tax provision.........................................       1,620           1,761          3,764
    Changes in operating assets and liabilities, net of acquisitions:
      Increase in accounts receivable.....................................      (6,162)        (12,895)       (14,297)
      Increase in inventories.............................................      (1,234)        (12,346)        (4,612)
      (Increase) decrease in prepaid expenses, other current assets
        and other, net....................................................      (5,141)          2,989         (2,164)
      Increase in accounts payable, accrued expenses
        and income taxes payable..........................................       4,443           8,569          8,579
                                                                               -------       ---------       --------
         Net cash provided by operating activities........................      25,299          19,258         19,435

Cash flows from investing activities:
  Capital expenditures....................................................     (37,479)        (18,576)       (11,632)
  Proceeds from disposal of property, plant and equipment.................          55             101            216
                                                                               -------       ---------       --------
         Net cash used in investing activities............................     (37,424)        (18,475)       (11,416)

Cash flows from financing activities:
  Proceeds from issuance of redeemable convertible preferred stock........       6,000
  Proceeds from the exercise of Common Stock options......................          41
  Proceeds from loans, notes payable and long-term obligations,
    net of debt issuance costs of $557 in 2001............................      19,443           5,647            450
  Repayment of loans, notes payable and long-term obligations.............     (13,495)         (4,884)        (9,242)
  Other...................................................................         (66)            103             25
                                                                               -------       ---------       --------
         Net cash provided by (used in) financing activities..............      11,923             866         (8,767)

Effect of exchange rate changes on cash...................................        (251)         (1,029)           480
                                                                               -------       ---------       --------
         Net (decrease) increase in cash and cash equivalents.............        (453)            620           (268)
Cash and cash equivalents at beginning of year............................       1,469             849          1,117
                                                                               -------       ---------       --------
Cash and cash equivalents at end of year..................................     $ 1,016        $  1,469       $    849
                                                                               =======       =========       ========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
         Interest.........................................................     $25,189        $ 26,047        $25,278
         Income taxes.....................................................     $ 6,020        $  5,352        $   950


Supplemental information on non-cash activities (dollars in thousands):

Capital lease obligations of $144 and $651 were incurred in 2001 and 1999, respectively. There were no capital lease obligations incurred in 2000.



          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

         Amscan Holdings, Inc. ("Amscan Holdings" and, together with its subsidiaries, "AHI" or the "Company") was incorporated on October 3, 1996 for the purpose of becoming the holding company for Amscan Inc. and certain affiliated entities in connection with an initial public offering of its Common Stock ("IPO"). The IPO involved the sale of 4,000,000 shares of the Company's Common Stock at $12.00 per share on December 18, 1996. On January 8, 1997, an additional 422,400 shares of Common Stock were sold at $12.00 per share to cover the over-allotments as provided for in the underwriting agreement between the Company and the underwriters associated with the IPO.

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

         Amscan Holdings and its subsidiaries design, manufacture, contract for manufacture and distribute party goods and accessories principally in North America, South America, Europe, Asia and Australia.

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

         Intangible assets of $55,985,000 and $59,360,000 at December 31, 2001 and 2000, respectively, are comprised principally of goodwill, net of amortization. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over periods ranging from 25 to 30 years. Accumulated amortization was $13,202,000 and $9,898,000 at December 31, 2001 and 2000, respectively.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001



The Company systematically reviews the recoverability of its long-lived and intangible assets by comparing the unamortized carrying value of such assets to the related anticipated undiscounted future cash flows. Any impairment related to long-lived assets is measured by reference to the assets' fair market value and any impairment related to goodwill is measured against discounted cash flows. Impairments are charged to expense when such determination is made.

Deferred Financing Costs

         Deferred financing costs (included in other assets) are amortized to interest expense using the interest method over the lives of the related debt.

Revenue Recognition

         The Company recognizes revenue from product sales when the goods are shipped to the customer. The Company records estimated reductions to revenue for various customer incentive programs and allowances.

Shipping and Handling

         Outbound shipping and handling costs billed to customers are included in revenue. The costs of shipping and handling incurred by the Company are included in cost of sales.

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

Derivative Financial Instruments

         The Company uses interest rate swap agreements and foreign currency exchange contracts to manage and reduce risk to the Company from increases in the interest rates on floating rate debt obligations and the effects of changes in foreign exchange rates on certain foreign currency transactions (see Notes 16 and 17).

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

Stock-Based Compensation

         The Company accounts for stock based awards in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," which requires the recognition of compensation expense at the date of grant only if the current market price of the underlying stock exceeds the exercise price, and to provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001



Company has elected to apply the recognition provisions of APB No. 25 and has provided the pro forma disclosures required by SFAS No. 123 (see Note 10).

Accumulated Other Comprehensive Loss

         Accumulated other comprehensive loss at December 31, 2001, 2000, and 1999 consisted of the Company's foreign currency translation adjustment and the fair value of interest rate swap and foreign exchange contracts qualifying as hedges (see Note 17).

Foreign Currency Transactions and Translation

         The functional currencies of the Company's foreign operations are the local currencies in which they operate. Realized foreign currency exchange gains or losses, which result from the settlement of receivables or payables in currencies other than the functional currencies, are credited or charged to operations. Unrealized gains or losses on foreign currency exchanges are insignificant. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect on the balance sheet date. The results of operations of foreign subsidiaries are translated into U.S. dollars at the average exchange rates effective for the periods presented. The differences from historical exchange rates are recorded as comprehensive income
(loss) and are included as a component of accumulated other comprehensive loss.

Concentration of Credit Risk

         While the Company's customers are geographically dispersed throughout North America, South America, Europe, Asia and Australia, there is a concentration of sales made to and accounts receivable from the stores that operate in the party goods superstore channel of distribution. At December 31, 2001 and 2000, Party City Corporation ("Party City"), the Company's largest customer with 470 corporate and franchise stores, accounted for 19% of consolidated accounts receivable, net. For the years ended December 31, 2001, 2000, and 1999, sales to Party City's corporate stores represented 13%, 12% and 10% of consolidated net sales, respectively. For the years ended December 31, 2001, 2000, and 1999, sales to Party City's franchise stores represented 15%, 13% and 9% of consolidated net sales, respectively. No other group or combination of customers subjected the Company to a concentration of credit risk. Although the Company believes its relationships with Party City and its franchisees are good, if they were to reduce their volume of purchases from the Company significantly, the Company's financial condition and results of operations could be materially adversely affected.

Use of Estimates

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141," Business Combinations" which supersedes APB Opinion No. 16, Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported separately from goodwill. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. Management does not anticipate the adoption of this statement will have a significant effect on the Company's results of operations or financial position.

         In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Intangible Assets" which supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the effective date. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001



provisions of SFAS No. 142 is expected to result in an estimated increase in net income of approximately $1.6 million for the year ended December 31, 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides a single accounting model for long-lived assets to be disposed of. Provisions outlined in this statement supercede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." These new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This is significant as assets classified as held-for-sale are stated at the lower of carrying value or fair value and depreciation is no longer recognized. This statement will also allow for more dispositions to qualify for discontinued operations treatment in the income statement.

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

         In November 2001, the Emerging Issues Task Force (the "EITF") issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF's 00-14, 00-22, and 00-25. EITF 01-09 will require the Company to reclassify certain selling expenses as a reduction of revenues. These reclassifications will take place in the first quarter of 2002 and prior periods will be reclassified. The effect of these reclassifications on 2001 will be a decrease to sales and a decrease in selling expenses of $1,600,000. These reclassifications will decrease gross profit margin as a percentage of sales from 35.2% to 34.9% and decrease operating expenses as a percentage of sales from 22.8% to 22.5% in 2001. These reclassifications will not impact net income.

         Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.

NOTE 3 - INVENTORIES

         Inventories at December 31, 2001 and 2000 consisted of the following (dollars in thousands):

                                                                            2001            2000
                                                                           -------         -------
     Finished goods...................................................     $65,376         $61,680
     Raw materials....................................................       5,992           7,614
     Work-in process..................................................       4,520           4,677
                                                                           -------         -------
                                                                            75,888          73,971
     Less:  reserve for slow moving and obsolete inventory............      (3,306)         (2,432)
                                                                           -------         -------
                                                                           $72,582         $71,539
                                                                           =======         =======

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

         Major classifications of property, plant and equipment at December 31, 2001 and 2000 consisted of the following (dollars in thousands):


                                                                                                  ESTIMATED
                                                                      2001            2000      USEFUL LIVES
                                                                    --------        --------    ------------
         Machinery and equipment..................................  $ 78,520        $ 69,909         3-15
         Buildings................................................    36,860          11,984        31-40
         Data processing equipment................................    21,701          20,985            5
         Leasehold improvements...................................     9,576           4,198         2-20
         Furniture and fixtures...................................     4,856           5,529           10
         Construction in progress.................................     1,113           2,976
         Land.....................................................     7,123           7,123
                                                                    --------        --------
                                                                     159,749         122,704
         Less: accumulated depreciation and amortization..........   (65,160)        (53,506)
                                                                    --------        --------
                                                                    $ 94,589        $ 69,198
                                                                    ========        ========



         Depreciation and amortization expense was $12,164,000, $10,882,000 and $9,271,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         In October 2000, the Company purchased property for the construction of a new domestic distribution facility for $4,872,000 and entered into a contract for the design and construction of the new facility. At December 31, 2000, the Company had incurred construction costs of $2,976,000. At December 31, 2001, the construction of the new facility was completed at a cost of $24,752,000, including $1,204,000 of capitalized interest costs. The Company expects the facility to be fully operational in the latter half of 2002.

NOTE 5 - LOANS AND NOTES PAYABLE

         Loans and notes payable outstanding at December 31, 2001 and 2000 consisted of the following (dollars in thousands):

                                                                                          2001         2000
                                                                                         ------      -------
         Revolving credit line with interest at the Eurodollar rate plus 2.00%
              (8.78%, at December 31, 2000)..........................................                $ 6,000
         Revolving credit line with interest at the prime rate plus 0.625% to 1.25%
              (weighted average rate of 5.38% and 10.43% at December 31, 2001
              and 2000, respectively)................................................    $ 700         4,335
                                                                                         -----       -------
                                                                                         $ 700       $10,335
                                                                                         =====       =======


         On December 19, 1997, the Company entered into Bank Credit Facilities (see Note 6) which include a $50,000,000 revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility expires on December 31, 2002 and bears interest, at the option of the Company, at the lenders' customary base rate plus, based on certain terms, a range of 0.625% to 1.50% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus, based on certain terms, a range of 2.00% to 2.50% per annum. Interest on balances outstanding under the Revolving Credit Facility is subject to adjustment in the future based on the Company's performance. Amounts drawn on the Revolving Credit Facility are also subject to an agreed upon borrowing base and periodic reduction of outstanding balances. All borrowings under the Revolving Credit Facility are guaranteed by the Company's domestic subsidiaries and are subject to mandatory prepayments upon the occurrence of certain events (see Note 6). The Company had outstanding standby letters of credit under the Revolving Credit Facility of $6,321,000 and $4,946,000 at December 31, 2001 and 2000,
respectively.

         In October 2000, the Company amended and restated its Bank Credit Facilities to provide for, among other things, the additional borrowings and capital expenditures for the construction of the new domestic distribution facility (see Note 4).

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001


         In addition to the Revolving Credit Facility, the Company has a $400,000 Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate and expires on June 15, 2002, a $1,000,000 British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on June 1, 2002 and a $1,000,000 revolving credit facility which bears interest at LIBOR plus 1.0% and expires on January 31, 2003. No borrowings were outstanding under these revolving credit facilities at December 31, 2001 and 2000.

         The weighted average interest rates on loans and notes payable outstanding at December 31, 2001 and 2000 were 5.38% and 9.47%, respectively.

NOTE 6 - LONG-TERM OBLIGATIONS

         Long-term obligations at December 31, 2001 and 2000 consisted of the following (dollars in thousands):


                                                                                           2001              2000
                                                                                           ----              ----
         Senior subordinated notes(a)...............................................    $110,000          $110,000
         Term loan(b)...............................................................     149,675           151,234
         Mortgage obligations(c)....................................................      21,628             2,222
         Notes payable(d)...........................................................         258               486
         Capital lease obligations(e)...............................................         337             1,627
                                                                                        --------          --------
              Total long-term obligations...........................................     281,898           265,569
         Less: current portion......................................................      (3,455)           (3,754)
                                                                                        --------          --------
         Long-term obligations, excluding current portion............................   $278,443          $261,815
                                                                                        ========          ========



         On December 19, 1997, the Company issued $110,000,000 aggregate principal amount of 9 7/8% senior subordinated notes due in 2007 (the "Notes") and entered into bank credit agreements (the "Bank Credit Facilities") providing for borrowings in the aggregate principal amount of approximately $117,000,000 under a term loan (the "Term Loan") and revolving loan borrowings of up to $50,000,000 under the Revolving Credit Facility (see Note 5) (collectively, the "Financings"). The Company is required to make prepayments on the Bank Credit Facilities under certain circumstances, including upon certain asset sales and issuance of debt or equity securities, subject to certain exceptions. Such mandatory prepayments will be applied to prepay the Term Loan first (on a pro rata basis) and thereafter to prepay the Revolving Credit Facility and to reduce the commitments thereunder. The Company may prepay, in whole or in part, borrowings under the Term Loan. During the first quarter of 2000, the Company prepaid $1,300,000 on the Term Loan, as required based on its cash flows for the year ended December 31, 1999. Call protection provisions apply to certain mandatory prepayments of borrowings under the Term Loan. The Company may prepay borrowings under or reduce commitments for the Revolving Credit Facility, in whole or in part, without penalty. The Bank Credit Facilities are guaranteed by the Company's domestic subsidiaries (the "Guarantors") (see Note 19). Subject to certain exceptions, all extensions of credit to the Company and all guarantees are secured by all existing and after-acquired personal property of the Company and the Guarantors, including, subject to certain exceptions, a pledge of all of the stock of all subsidiaries owned by the Company or any of the Guarantors and first priority liens on after-acquired real property and leasehold interests of the Company and the Guarantors. The guarantees are joint and several guarantees, irrevocable and full and unconditional, limited to the largest amount that would not render such guarantee obligations under the guarantee subject to avoidance under any applicable federal or state fraudulent conveyance or similar law. The Company has amended and restated its credit agreements to provide for, among other things, the additional borrowings and capital expenditures for the construction of the new domestic distribution facility (see Note 4).

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

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001



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

(b) The Term Loan matures in December 2004 and provides for amortization (in quarterly installments) of one percent of the principal amount thereof per year for the first five years and 32.3% and 62.7% of the principal amount thereof in the sixth and seventh years, respectively. The Term Loan bears interest, at the option of the Company, at the lenders' customary base rate plus 1.625% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.625% per annum. At December 31, 2001 and 2000, the floating interest rate on the Term Loan was 4.56% and 9.28%, respectively. The Company was involved in three interest rate swap transactions with Goldman Sachs Capital Markets, L.P. ("GSCM") and a financial institution covering a portion of the outstanding borrowings under the Term Loan all of which have expired in 2001. The interest rate swap contracts required the Company to settle the difference in interest obligations quarterly. Net payments (receipts) to (from) the counterparty under the swap contracts for the years ended December 31, 2001, 2000 and 1999, respectively, which have been recorded as (reduction of) additional interest expense, were as follows (dollars in thousands):



                                                                                  (REDUCTION OF) ADDITIONAL
                                                                                       INTEREST EXPENSE
                                  NOTIONAL                                     -------------------------------
      DATE OF CONTRACT             AMOUNT         TERM       FIXED RATE          2001        2000         1999
      ----------------            --------      --------     ----------        ------       -----         ----
      December 31, 1997........   $57,330        3 years       8.36%           $   -         $167         $868
      September 30, 1998.......   $35,000        3 years       7.68%              56         (592)        (203)
      September 17, 1999.......   $31,000        2 years       9.30%            (308)          (8)          74
      January 3, 2001..........   $10,000       9 months       6.03%             (76)
                                                                               -----        -----         ----
                                                                               $(328)       $(433)        $739
                                                                               =====        =====         ====



(c) In conjunction with the construction of a new distribution facility, on December 21, 2001, the Company borrowed $10,000,000 each from a financial institution and the New York State Job Development Authority, pursuant to the terms of a first and second lien mortgage note, respectively. The first lien mortgage note bears interest at LIBOR plus 2.75%. However, the Company has utilized an interest rate swap agreement to effectively fix the loan rate at 8.40% for the term of the loan. The second lien mortgage note bears interest at a rate of 4.75%, subject to change under certain conditions. Both loans are for a term of 96 months and require monthly payments based on a 180 month amortization period with balloon payments upon maturity in January 2010. The new facility has a carrying value of $29,624,000 at December 31, 2001. The Company has amended and restated its Bank Credit Facilities to provide for, among other things, these additional borrowings and capital expenditures for the construction of the facility.

      At December 31, 2001 and 2000, the Company had a mortgage obligation payable to a financial institution of $1,628,000 and $2,222,000, respectively, due September 13, 2004. The mortgage is related to a distribution facility and is collateralized by the related real estate asset ($4,531,000 carrying value at December 31, 2001) of the Company and bears interest at 8.51%.

(d) In conjunction with the acquisition of the remaining 25% interest in its subsidiary, Amscan Holdings Limited, in 1998, the Company issued a non-interest bearing note to the former shareholder which is payable through April 2004. At December 31, 2001 and 2000, the note to the former shareholder was $228,000 and $347,000, respectively. Prior to the acquisition of all the capital stock of Anagram International, Inc., and certain related companies (collectively, "Anagram") in 1998 (the "Acquisition"), Anagram issued a note payable to a former employee of Anagram which is payable through March 2002 at a fixed interest rate of 10%. At December 31, 2001 and 2000, the note to the former employee was $30,000 and $139,000, respectively.

(e) The Company has entered into various capital leases for machinery and equipment with implicit interest rates ranging from 4.85% to 9.20% which extend to 2006.

                             AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2001



          At December 31, 2001, maturities of long-term obligations consisted of the following (dollars in thousands):


                                                         MORTGAGE, NOTES             CAPITAL
                                                            AND LOANS           LEASE OBLIGATIONS          TOTAL
                                                         ---------------        -----------------       ----------

         2002..........................................      $  3,266              $201                 $  3,467
         2003..........................................        52,262                78                   52,340
         2004..........................................        99,410                36                   99,446
         2005..........................................         1,205                36                    1,241
         2006..........................................         1,231                23                    1,254
         Thereafter....................................       124,187                 -                  124,187
                                                             --------              ----                 --------
                                                              281,561               374                  281,935
         Amount representing interest..................                             (37)                     (37)
                                                             --------              ----                 --------
         Long-term obligations.........................      $281,561              $337                 $281,898
                                                             ========              ====                 ========

NOTE 7 - PROVISION FOR DOUBTFUL ACCOUNTS

         During the third quarter of 2001, one of the Company's customers filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and, as a result, the Company charged $1.5 million and $1.0 million to the provision for doubtful accounts during the third and fourth quarters of 2001, respectively, to fully provide for the accounts receivable balances due to the Company. This customer accounted for approximately 2.1% of the Company's consolidated net sales for the year ended December 31, 2001. The Company does not believe the potential loss of this customer will have a material adverse effect on the Company's future results of operations or its financial condition.

         During the second quarter of 2000, two of the Company's customers filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. As a result of the filings, the Company charged $3.4 million and $1.0 million to the provision for doubtful accounts during the second and fourth quarters of 2000, respectively, to fully provide for the accounts receivable balances due to the Company from these customers. On a combined basis, these two customers accounted for approximately 1.9% of the Company's consolidated net sales for the year ended December 31, 2000.The Company also charged $1.6 million to the provision for doubtful accounts during the fourth quarter of 2000, which represented the remaining accounts receivable balance from a customer that filed for bankruptcy during 1999.

NOTE 8 - NON-RECURRING ITEMS

         During 2000, the Company incurred charges of $0.2 million in connection with the consolidation of certain manufacturing operations and an additional $0.3 million in connection with the restructuring of its distribution operations that occurred in 1998. During the fourth quarter of 1999, the Company recorded non-recurring charges of $1.0 million in association with the proposed construction of a new distribution facility. The non-recurring charges represented building costs written-off due to the relocation of the proposed site.

                             AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2001


NOTE 9 - EMPLOYEE BENEFIT PLANS

         Certain subsidiaries of the Company maintain profit-sharing plans for eligible employees providing for annual discretionary contributions to a trust. Eligible employees are full-time domestic employees who have completed a certain length of service, as defined, and attained a certain age, as defined. The plans require the subsidiaries to match 25% to 100% of voluntary employee contributions to the plan, up to the first 6% of an employee's annual salary. Profit sharing expense for the years ended December 31, 2001, 2000 and 1999 totaled $2,462,000, $2,220,000 and $1,906,000, respectively.


NOTE 10 - STOCK OPTION PLAN

         The Company adopted the Amscan Holdings, Inc. Stock Incentive Plan (the "1997 Stock Incentive Plan") in 1997. The 1997 Stock Incentive Plan is administered by the Board of Directors. Under the terms of the 1997 Stock Incentive Plan, as amended, the Board may award Company Common Stock, stock options and stock appreciation rights to certain directors, officers, employees and consultants of the Company and its affiliates. The vesting periods for awards are determined by the Board at the time of grant. As of December 31, 2001, there were 150 shares of Company Common Stock reserved for issuance under the 1997 Stock Incentive Plan. The 1997 Stock Incentive Plan will terminate ten years after its effective date; however, awards outstanding as of such date will not be affected or impaired by such termination.

         The options granted under the 1997 Stock Incentive Plan vest in equal installments on each of the first five anniversaries of the grant date. The options are non-transferable (except under certain limited circumstances) and have a term of ten years. The following table summarizes the changes in outstanding options under the 1997 Stock Incentive Plan for the years ended December 31, 2001, 2000 and 1999:

                                                                                 Average         Average Fair Market
                                                         Options             Exercise Price      Value at Grant Date
                                                         -------             --------------      -------------------
         Outstanding at December 31, 1998.........        111.719
                  Granted.........................         20.680               $125,000               $44,562
                  Canceled........................         (2.444)                93,387
                                                          -------
         Outstanding at December 31, 1999.........        129.955
                  Granted.........................          3.750                125,000                44,562
                  Granted.........................          4.500                150,000                53,474
                  Exercised.......................         (0.096)                54,545
                  Exercised.......................         (0.037)                75,000
                  Canceled........................         (0.143)                54,545
                  Canceled........................         (0.962)                75,000
                                                          -------
         Outstanding at December 31, 2000.........        136.967
                  Granted.........................          2.500                150,000                53,474
                  Exercised.......................         (0.666)                75,000
                  Exercised.......................         (0.287)                55,102
                  Canceled........................         (0.191)                55,102
                  Canceled........................         (0.444)                75,000
                  Canceled........................         (4.500)               125,000
                                                          -------
         Outstanding at December 31, 2001.........        133.379

         Exercisable at December 31, 1999.........         42.018                 73,713
         Exercisable at December 31, 2000.........         67.267                 77,256
         Exercisable at December 31, 2001.........         91.290                 78,977


         The average exercise price for options outstanding as of December 31, 2001 was $86,372 with exercise prices ranging from $54,545 to $150,000. The average remaining contractual life of those options was 6.6 years.

                             AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2001


         The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized in connection with the issuance of options under the 1997 Stock Incentive Plan as all options were granted with exercise prices equal to the estimated fair market value of the Common Stock on the date of grant. Had the Company determined stock-based compensation based on the fair value of the options granted at the grant date, consistent with the method prescribed under SFAS No. 123, the Company's net income would have been reduced to amounts indicated below (dollars in thousands):


                                                                                      YEARS ENDED DECEMBER 31,
                                                                                 ----------------------------------
                                                                                  2001           2000        1999
                                                                                 -------        ------      -------
         Net income:
                  As reported..........................................          $11,302        $8,116      $10,207
                  SFAS No. 123 pro forma...............................          $10,794        $7,606      $ 9,793


         It has been assumed that the estimated fair value of the options granted in 2001, 2000 and 1999 under the 1997 Stock Incentive Plan is amortized on a straight line basis to compensation expense, net of taxes, over the vesting period of the grant, which is five years. The estimated fair value of each option on the date of grant was determined using the minimum value method with the following assumptions: dividend yield of 0%; risk-free interest rate of 6.50%; and expected lives of seven years.

NOTE 11- INCOME TAXES

         A summary of domestic and foreign pre-tax income follows (dollars in thousands):


                                                                                      YEARS ENDED DECEMBER 31,
                                                                                 ----------------------------------
                                                                                  2001           2000        1999
                                                                                 -------        ------      -------
         Domestic  ........................................................      $17,350        $ 9,639     $14,035
         Foreign  .........................................................        1,443          3,900       3,345
                                                                               ---------        --------    -------
         Total  ...........................................................      $18,793        $13,539     $17,380
                                                                                 =======        =======     =======


         The provision for income taxes consisted of the following (dollars in thousands):



                                                                                      YEARS ENDED DECEMBER 31,
                                                                                 ----------------------------------
                                                                                   2001         2000        1999
                                                                                  ------       ------      ------
         Current:
                Federal ..................................................        $4,266       $1,551      $1,734
                State.....................................................         1,101          688         490
                Foreign...................................................           436        1,348       1,112
                                                                                  ------        -----      ------
                  Total current provision.................................         5,803        3,587       3,336
         Deferred:
                Federal...................................................         1,400        1,528       2,745
                State.....................................................           143          233         772
                Foreign...................................................            77            -         247
                                                                                  ------      -------      ------
                  Total deferred provision................................         1,620        1,761       3,764
                                                                                  ------       ------      ------
         Income tax expense...............................................        $7,423       $5,348      $7,100
                                                                                  ======       ======      ======

                             AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2001



         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income tax assets and liabilities from domestic jurisdictions consisted of the following at December 31 (dollars in thousands):

                                                                                             2001            2000
                                                                                            -------         -------
Current deferred tax assets:
         Allowance for doubtful accounts..............................................      $ 1,216         $ 1,196
         Accrued liabilities..........................................................          322             256
         Inventories..................................................................        2,202           1,247
         Charitable contributions carryforward........................................          166           1,016
         Other........................................................................          279             146
                                                                                            -------         -------
              Current deferred tax assets (included in prepaid expenses and other
                current assets).......................................................      $ 4,185         $ 3,861
                                                                                            =======         =======


                                                                                             2001            2000
                                                                                            -------         -------
Non-current deferred tax liabilities, net:
         Property, plant and equipment................................................      $14,433         $13,076
         Future taxable income resulting from a change in
              accounting method for tax purposes......................................          721             433
         Royalty reserves.............................................................           (9)            (95)
         Other........................................................................           36            (100)
                                                                                            -------        --------
              Non-current deferred tax liabilities, net...............................      $15,181         $13,314
                                                                                            =======         =======

         A non-current foreign deferred tax asset of $456,000 and $464,000 at December 31, 2001 and 2000, respectively, is attributable to non-current obligations recognized in connection with the Acquisition and is included in non-current assets, net.

         The difference between the Company's effective income tax rate and the federal statutory income tax rate is reconciled below:


                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ---------------------------------
                                                                                2001           2000          1999
                                                                                ----           ----          ----
         Provision at federal statutory income tax rate..................       35.0%          34.0%         35.0%

         State income tax, net of federal tax benefit....................        4.7            4.5           4.8
         Other...........................................................       (0.2)           1.0           1.1
                                                                                ----           ----          ----
         Effective income tax rate.......................................       39.5%          39.5%         40.9%
                                                                                ====           ====          ====


         At December 31, 2001, the Company's share of the cumulative undistributed earnings of foreign subsidiaries was approximately $14,933,000. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations. It is not practical to estimate the amount of additional tax that might be payable on these foreign earnings in the event of distribution or sale; however, under existing law, foreign tax credits would be available to substantially reduce incremental U.S. taxes payable on amounts repatriated.

NOTE 12 - CAPITAL STOCK

         At December 31, 2001 and 2000, the Company's authorized capital stock consisted of 3,000 shares of common stock, $0.10 par value, of which 1,133.49 and 1,132.54 shares, respectively, were issued and outstanding.

         At December 31, 2001, the Company held notes receivable from a former officer and a former employee in the amounts of $576,000 and $25,000, respectively. At December 31, 2000, the Company held notes receivable from a current officer and a former officer totaling $548,000. These notes arose in connection with the issuance of shares of Common Stock to the officers and employee. The notes held at December 31, 2001 bear interest at 6.65% and LIBOR plus 2% and mature in March 2009 and January 2004, respectively. The notes receivable are shown on the

                             AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2001

balance sheets as an increase in stockholders' deficit.

         At December 31, 2001, there were 199.97 shares of Common Stock held by employees, of which 6.67 shares (the "Restricted Stock") are subject to the vesting provisions of an employment agreement with the President of the Company. The shares of Restricted Stock will vest in two equal installments on June 30, 2002 and 2003. Under the terms of a stockholders' agreement (the "Stockholders' Agreement"), the Company can purchase all of the shares held by the employee stockholders, and the employees can require the Company to purchase all of the shares held by the employee stockholders, under certain circumstances. The purchase price as prescribed in the Stockholders' Agreement is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost. At December 31, 2001, and 2000, the aggregate amount that may be payable by the Company to employee stockholders based on fully paid and vested shares, was approximately $29,949,000 and $28,768,000, respectively, and has been classified as redeemable Common Stock.

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

         Each share of the Series A Redeemable Convertible Preferred Stock is convertible at the option of the holder at any time into shares of Common Stock of the Company, $0.10 par value, at a conversion rate of 1.0 share of Common Stock for each share of Series A Redeemable Convertible Preferred Stock subject to adjustment under certain conditions. As of March 30, 2001, there were 40 shares of Company Common Stock reserved for such conversion.

         The Series A Redeemable Convertible Preferred Stock is not redeemable on or prior to March 30, 2004. To the extent the Company shall have funds legally available to redeem these shares, the Company may redeem these shares, in whole or, with the consent of the holders of a majority of the outstanding Series A Redeemable Convertible Preferred Stock, in part, at a redemption of $150,000 per share, in cash, together with accrued and unpaid dividends. To the extent the Company shall have funds legally available to redeem these shares on March 30, 2008, the Company is required to redeem all outstanding shares of Series A Redeemable Convertible Preferred Stock at a redemption price per share equal to $150,000 in cash, together with accrued and unpaid dividends. The holders of the Series A Redeemable Convertible Preferred Stock have liquidation rights equal to their original investment plus accrued but unpaid dividends.

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

                             AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2001



NOTE 13 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Lease Agreements
                  The Company is obligated under various capital leases for certain machinery and equipment which expire on various dates through October 1, 2006 (see Note 6). At December 31, 2001 and 2000, the amount of machinery and equipment and related accumulated amortization recorded under capital leases and included with property, plant and equipment consisted of the following (dollars in thousands):


                                                                                           2001           2000
                                                                                          ------         ------
       Machinery and equipment  ....................................................       $7,291         $7,147
       Less: accumulated amortization  .............................................       (4,111)        (3,938)
                                                                                           ------         ------
                                                                                           $3,180         $3,209
                                                                                           ======         ======

         Amortization of assets held under capitalized leases is included in depreciation expense.

         The Company has several non-cancelable operating leases principally for office, distribution and manufacturing facilities, showrooms, and warehouse equipment that expire on various dates through 2017. These leases generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance.

         At December 31, 2001, future minimum lease payments under all operating leases consisted of the following (dollars in thousands):


                  2002  ...................................................      $11,832
                  2003  ...................................................        8,913
                  2004  ...................................................        7,238
                  2005  ...................................................        6,696
                  2006  ...................................................        5,529
                  Thereafter  .............................................       11,636
                                                                                 -------
                                                                                 $51,844
                                                                                 =======

         Rent expense for the years ended December 31, 2001, 2000 and 1999 was $9,450,000 $9,040,000, and $9,038,000, respectively, of which $166,000 for the year 1999, related to leases with related parties.

         During 1999, the Company terminated its operating lease with related parties for warehouse space that expired on December 31, 2000. As an incentive to terminate the lease prior to its expiration, the Company received a fee of $200,000, which is included in cost of sales on the Company's statement of income.

Royalty Agreements
         In conjunction with the Acquisition, the Company has entered into royalty agreements with various licensers of copyrighted and trademarked characters and designs used on the Company's balloons which require royalty payments based on sales of the Company's products, or in some cases, annual minimum royalties.

         At December 31, 2001 future minimum royalties payable was as follows (dollars in thousands):



                  2002.....................................................       $1,170
                  2003.....................................................          566
                  2004.....................................................          300
                                                                                  ------
                                                                                  $2,036
                                                                                  ======

                             AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2001


Legal Proceedings

         The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.

Related Party Transactions
         On October 1, 1999, the Company granted a $1.0 million line of credit to the Chief Executive Officer. Borrowings under the line bore interest at a variable rate of interest. During 2001, the line of credit was amended to increase the amount to $1,400,000 and to fix the interest rate at 6% per annum payable annually. The line expires on June 15, 2004. Amounts borrowed under the line are evidenced by a limited recourse secured promissory note, secured by a lien on the equity interests that the Chief Executive Officer has in the Company. The note requires that all principal payments be made only from the equity pledged as collateral. At December 31, 2001 and 2000, borrowings under this line totaled $1,400,000 and $620,000, respectively, and have been included in other assets.

         On June 15, 2001, the Company entered into a limited recourse secured promissory note with the President of the Company. The note evidences loans made or to be made to the President at his request, in connection with the payment of any federal, state or local income taxes due and payable by the President upon and in respect of the vesting of his Restricted Stock (see "Note 12 - Capital Stock"). The Company's obligation to extend loans under the note is limited to the amount of such taxes the President is actually required to pay subsequent to June 15 2001. Amounts borrowed under the note and any interest thereon is secured by a lien on the equity interests that the President has in the Company. The note bears interest at 5.43% per annum and is payable, together with interest, on January 1, 2010. The note requires that all payments of principal and interest due there under be made only from the equity pledged as collateral. At December 31, 2001, the amount borrowed under the note totaled $176,563 and has been included in other assets.

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

       On March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP, for proceeds of $6.0 million (see Note 12).

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

                             AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2001





         The Company's geographic area data for each of the three years ended December 31, 2001, 2000 and 1999 were as follows (dollars in thousands):


                                                                  DOMESTIC       FOREIGN      ELIMINATIONS      CONSOLIDATED
                                                                  --------       -------      ------------      ------------
         2001
         Sales to unaffiliated customers.....................     $299,389       $47,700                          $347,089
         Sales between geographic areas......................       24,051                       $(24,051)
                                                                  --------       -------         ---------        --------
         Net sales...........................................     $323,440       $47,700         $(24,051)        $347,089
                                                                  ========       =======         =========        ========

         Income from operations..............................     $ 40,456       $ 2,430                          $ 42,886
                                                                  ========       =======
         Interest expense, net...............................                                                       24,069
         Other expense, net..................................                                                           24
                                                                                                                  --------
         Income before income taxes and minority interests...                                                     $ 18,793
                                                                                                                  ========

         Long-lived assets...................................     $151,578      $  6,600                          $158,178
                                                                  ========      ========                          ========



                                                                  DOMESTIC       FOREIGN      ELIMINATIONS      CONSOLIDATED
                                                                  --------       -------      ------------      ------------
         2000
         Sales to unaffiliated customers.....................     $280,461       $45,087                          $325,548
         Sales between geographic areas......................       20,408                       $(20,408)               -
                                                                  --------       -------         ---------        --------
         Net sales...........................................     $300,869       $45,087         $(20,408)        $325,548
                                                                  ========       =======         =========        ========


         Income from operations..............................     $ 35,415       $ 4,575                          $ 39,990
                                                                  ========       =======
        Interest expense, net...............................                                                        26,355
         Other expense, net..................................                                                           96
                                                                                                                  --------
         Income before income taxes and minority interests...                                                     $ 13,539
                                                                                                                  ========

         Long-lived assets...................................     $128,635       $ 7,034                          $135,669
                                                                  ========       =======                          ========



                                                                  DOMESTIC       FOREIGN      ELIMINATIONS      CONSOLIDATED
                                                                  --------       -------      ------------      ------------
         1999
         Sales to unaffiliated customers.....................     $258,304       $47,808                          $306,112
         Sales between geographic areas......................       20,977                       $(20,977)               -
                                                                  --------       -------         --------         --------
         Net sales...........................................     $279,281       $47,808         $(20,977)        $306,112
                                                                  ========       =======         ========         ========

         Income from operations..............................     $ 39,609       $ 4,171                          $ 43,780
                                                                  ========       =======
         Interest expense, net...............................                                                       26,365
         Other expense, net..................................                                                           35
                                                                                                                  --------
         Income before income taxes and minority interests...                                                     $ 17,380
                                                                                                                  ========

         Long-lived assets...................................     $127,062      $  7,685                          $134,747
                                                                  ========      ========                          ========


                             AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2001


NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts for cash and cash equivalents, accounts receivables, deposits and other current assets, loans and notes payable, accounts payable, accrued expenses and other current liabilities approximate fair value at December 31, 2001 and 2000 because of the short-term maturity of those instruments or their variable rates of interest.

         The carrying amount of the Company's Notes approximates fair value at December 31, 2001 and 2000, based on the quoted market price of similar debt instruments. The carrying amounts of the Company's borrowings under its Bank Credit Facilities and other revolving credit facilities approximate fair value because such obligations generally bear interest at floating rates. The carrying amounts for other long-term debt approximate fair value at December 31, 2001 and 2000, based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity.

NOTE 16 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

         The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137 and No. 138 as amendments thereto, effective January 1, 2001. These statements require that all derivative financial instruments that qualify for hedge accounting, such as interest rate swaps and foreign currency exchange agreements, be recognized on the balance sheet at fair value and that changes in fair value be recognized periodically in either income or shareholders' deficit (as a component of other comprehensive income. For derivative financial instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative financial instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. As long as hedge effectiveness is maintained, the Company's interest rate swap arrangements and foreign currency exchange agreements qualify for hedge accounting as cash flow hedges. The adoption of SFAS No. 133, as amended, did not have a significant effect on Company's consolidated financial statements, but did reduce comprehensive income in 2001 by $114,000.

Interest Rate Risk Management

         As part of the Company's risk management strategy, the Company uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations (see Note 6). Accordingly, the interest rate swap agreements are reflected in the consolidated balance sheet at fair value and the related gains and losses on these contracts are deferred in stockholders' deficit and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The Company was involved in three interest rate swap transactions, with Goldman Sachs Capital Markets, L.P. ("GSCM") and a financial institution, that expired during 2001. These agreements covered portions of the outstanding borrowings under the Company's Term Loan. Net payments to (receipts from) the counterparty under these swap agreements have been recorded as additions to (reductions of) interest expense. To effectively fix the interest rate of its $10,000,000 mortgage note, (see Note 6), the Company entered into an interest rate swap agreement with a financial institution for a notional amount of $10,000,000, agreeing to receive 30 day LIBOR and to pay 5.65%. At December 31, 2001, the fair value of the interest rate swap agreement was immaterial.

                             AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2001



Foreign Exchange Risk Management

         A portion of the Company's cash flows is derived from transactions denominated in foreign currencies. The United States dollar value of transactions denominated in foreign currencies fluctuates as the United States dollar strengthens or weakens relative to these foreign currencies. In order to reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, principally the British Pound Sterling, the Company enters into foreign exchange contracts with major international financial institutions. These forward contracts, which typically mature within one year, are designed to hedge anticipated foreign currency transactions, primarily inter-company inventory purchases. No components of the contracts are excluded in the measurement of hedge effectiveness. The critical terms of the foreign exchange contracts are the same as the underlying forecasted transactions; therefore, changes in the fair value of foreign contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions. At December 31, 2001, the Company had contracts in the notional amounts of $10.4 million of foreign currency exchange contracts. The foreign currency exchange contracts are reflected in the consolidated balance sheet at fair value and the relate gains and losses on these contracts are deferred in stockholders' deficit. The fair value adjustment at December 31, 2001, is an unrealized loss $114,000, net of taxes of $76,000, and is included as a separate component of accumulated other comprehensive loss in 2001. The Company anticipates that all gains and losses in accumulated other comprehensive loss related to foreign exchange contracts will be reclassified into earnings by December 2002.

NOTE 17 - COMPREHENSIVE INCOME

          Comprehensive income consisted of the following (dollars in thousands):


                                                                                     YEARS ENDED DECEMBER 31,
                                                                                 --------------------------------
                                                                                  2001         2000         1999
                                                                                 ------     --------     --------
           Net income..................................................          $11,302      $8,116      $10,207
           Net change in cumulative translation adjustment.............             (434)     (1,457)         362
           Cumulative effect of a change in accounting principle......
              to recognize the fair value of the Company's interest
              rate swap contracts, net of taxes of $148 (see Note 16)..             (227)
           Change in fair value of the Company's interest rate
              swap contracts, net of taxes of $148 (see Note 16).......              227
           Change in fair value of the Company's foreign
              exchange contracts, net of taxes of $76 (see Note 16)....             (114)
                                                                                 -------      ------      -------
                                                                                 $10,754      $6,659      $10,569
                                                                                 =======      ======      =======

         Accumulated other comprehensive loss consisted of the following at December 31 (dollars in thousands):

                                                                                  2001         2000
                                                                                 -------      -------
           Cumulative translation adjustment...........................          $(2,779)     $(2,345)
           Foreign exchange contracts qualifying as hedges,
             net of taxes of $76 (see Note 16).....................                 (114)
                                                                                 -------      -------
                                                                                 $(2,893)     $(2,345)
                                                                                 =======      =======

NOTE 18 - SUBSEQUENT EVENT

         On July 26, 2001, Amscan and American Greetings Corporation ("American Greetings") signed a letter of intent pursuant to which Amscan would acquire American Greetings' subsidiary, M&D Balloons Inc., a Manteno, Illinois-based manufacturer of metallic and plastic balloons. On February 19, 2002, the Company completed the acquisition for $27,500,000, borrowing $12,500,000 under its revolving credit facility and issuing 96.774 shares of its Common Stock, at a value of $155,000 per share, to American Greetings. American Greetings will continue to distribute metallic balloons under a supply agreement with Amscan.

                             AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2001



NOTE 19 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

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

         The following consolidating information presents consolidating balance sheets as of December 31, 2001 and 2000, and the related consolidating statements of income and cash flows for each of the years in the three-year period ended December 31, 2001 for the combined Guarantors and the combined Non-guarantors and elimination entries necessary to consolidate the entities comprising the combined companies.

                              AMSCAN HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2001


                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                AMSCAN
                                                             HOLDINGS AND      COMBINED
                                                               COMBINED          NON-
                                                              GUARANTORS      GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                             ------------     ----------    ------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents.........................        $     60        $   956                       $  1,016
     Accounts receivable, net..........................          56,408          8,631                         65,039
     Inventories.......................................          65,939          7,414        $   (771)        72,582
     Prepaid expenses and other current assets.........          12,339          1,320                         13,659
                                                               --------        -------        --------       --------
     Total current assets..............................         134,746         18,321            (771)       152,296
Property, plant and equipment, net.....................          93,420          1,169                         94,589
Intangible assets, net.................................          51,136          4,849                         55,985
Other assets, net......................................          24,499          4,880         (21,775)         7,604
                                                               --------        -------        --------       --------
     Total assets......................................        $303,801        $29,219        $(22,546)      $310,474
                                                               ========        =======        ========       ========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND
  COMMON STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Loans and notes payable...........................        $    700             --                       $    700
     Accounts payable..................................          32,127            956                         33,083
     Accrued expenses .................................          12,178          3,869                         16,047
     Income taxes payable .............................           2,225             73                          2,298
     Current portion of long-term
       obligations.....................................           3,318            137                          3,455
                                                               --------        -------        --------       --------
     Total current liabilities  .......................          50,548          5,035                         55,583
Long-term obligations, excluding
  current portion......................................         278,198            245                        278,443
Deferred income tax liabilities........................          15,181                                        15,181
Other. ................................................             189         14,236        $(12,072)         2,353
                                                               --------        -------        --------       --------
Total liabilities......................................         344,116         19,516         (12,072)       351,560

Redeemable convertible preferred stock.................           6,270                                         6,270
Redeemable Common Stock................................          29,949                                        29,949

Commitments and Contingencies..........................

Stockholders' (deficit) equity:
     Common Stock......................................                            339            (339)            --
     Additional paid-in capital..........................           299            658            (658)           299
     Unamortized restricted Common Stock
        award, net.....................................             (94)                                          (94)
     Notes receivable from stockholders................            (601)                                         (601)
     (Deficit) retained earnings.......................         (73,245)        11,082         (11,853)       (74,016)
     Accumulated other comprehensive loss..............          (2,893)        (2,376)          2,376         (2,893)
                                                               --------        -------        --------       --------
         Total stockholders' (deficit) equity..........         (76,534)         9,703         (10,474)       (77,305)
                                                               --------        -------        --------       --------
         Total liabilities, redeemable convertible
             preferred and Common Stock and
             stockholders' (deficit) equity............        $303,801        $29,219        $(22,546)      $310,474
                                                               ========        =======        ========       ========


                             AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2001

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                AMSCAN
                                                             HOLDINGS AND      COMBINED
                                                               COMBINED          NON-
                                                              GUARANTORS      GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                             ------------     ----------    ------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents.........................        $    610        $   859                       $  1,469
     Accounts receivable, net..........................          53,833          8,845                         62,678
     Inventories.......................................          65,674          6,332        $   (467)        71,539
     Prepaid expenses and other current assets.........           8,082          1,190                          9,272
                                                               --------        -------        --------       --------
     Total current assets..............................         128,199         17,226            (467)       144,958
Property, plant and equipment, net.....................          67,991          1,207                         69,198
Intangible assets, net.................................          54,220          5,140                         59,360
Other assets, net......................................          25,296          7,216         (25,401)         7,111
                                                               --------        -------        --------       --------
     Total assets......................................        $275,706        $30,789        $(25,868)      $280,627
                                                               ========        =======        ========       ========

LIABILITIES, REDEEMABLE COMMON STOCK
  AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
     Loans and notes payable...........................      $   10,335        $    --                       $ 10,335
     Accounts payable..................................          27,420          1,400                         28,820
     Accrued expenses .................................          13,229          3,862                         17,091
     Income taxes payable .............................             842            356                          1,198
     Current portion of long-term obligations..........           3,649            105                          3,754
                                                               --------        -------        --------       --------
     Total current liabilities  .......................          55,475          5,723                         61,198
Long-term obligations, excluding current portion.......         261,573            242                        261,815
Deferred income tax liabilities........................          13,314                                        13,314
Other. ................................................           2,990         14,689        $(15,266)         2,413
                                                               --------        -------        --------       --------
     Total liabilities.................................         333,352         20,654         (15,266)       338,740

Redeemable Common Stock................................          28,768                                        28,768

Commitments and Contingencies..........................

Stockholders' (deficit) equity:
     Common Stock......................................                            339            (339)            --
     Additional paid-in capital........................             233            658            (658)           233
     Unamortized restricted Common Stock award, net....            (354)                                         (354)
     Notes receivable from stockholders................            (548)                                         (548)
     (Deficit) retained earnings.......................         (83,400)        11,341         (11,808)       (83,867)
     Accumulated other comprehensive loss..............          (2,345)        (2,203)          2,203         (2,345)
                                                               --------        -------        --------       --------
         Total stockholders' (deficit) equity..........         (86,414)        10,135         (10,602)       (86,881)
                                                               --------        -------        --------       --------
         Total liabilities, redeemable Common
            Stock and stockholders' (deficit) equity...        $275,706        $30,789        $(25,868)      $280,627
                                                               ========        =======        ========       ========

                             AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2001


                        CONSOLIDATING STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                AMSCAN
                                                             HOLDINGS AND      COMBINED
                                                               COMBINED          NON-
                                                              GUARANTORS      GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                             ------------     ----------    ------------   ------------
Net sales..............................................        $323,131        $45,482        $(21,524)      $347,089
Cost of sales..........................................         214,505         31,751         (21,220)       225,036
                                                               --------        -------        --------       --------
      Gross profit.....................................         108,626         13,731            (304)       122,053
Operating expenses:
    Selling expenses...................................          28,159          5,161                         33,320
    General and administrative expenses................          28,728          5,972          (1,383)        33,317
    Provision for doubtful accounts....................           3,582            176                          3,758
    Art and development costs..........................           8,772                                         8,772
                                                               --------        -------        --------       --------
      Income from operations...........................          39,385          2,422           1,079         42,886
Interest expense, net .................................          23,442            627                         24,069
Other (income) expense, net............................          (2,611)            61           2,574             24
                                                               --------        -------        --------       --------
      Income before income taxes and
        minority interests.............................          18,554          1,734          (1,495)        18,793
Income tax expense.....................................           6,948            475                          7,423
Minority interests.....................................                             68                             68
                                                               --------        -------        --------       --------
      Net income.......................................          11,606          1,191          (1,495)        11,302
      Dividend requirement on redeemable
        convertible preferred stock....................            (270)                                         (270)
                                                               --------        -------        --------       --------
         Net income applicable to common shares                $ 11,336       $  1,191        $ (1,495)       $11,032
                                                               ========       ========        ========       ========

                             AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2001


                        CONSOLIDATING STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                AMSCAN
                                                             HOLDINGS AND      COMBINED
                                                               COMBINED          NON-
                                                              GUARANTORS      GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                              ----------      ----------    ------------   ------------
Net sales..............................................        $301,600        $44,024        $(20,076)      $325,548
Cost of sales..........................................         198,582         28,399         (20,109)       206,872
                                                               --------        -------        --------       --------
      Gross profit.....................................         103,018         15,625              33        118,676
Operating expenses:
    Selling expenses...................................          25,019          5,623                         30,642
    General and administrative expenses................          27,014          5,136            (192)        31,958
    Provision for doubtful accounts....................           6,896            237                          7,133
    Art and development costs..........................           8,453                                         8,453
    Restructuring charges..............................             500                                           500
                                                               --------        -------        --------       --------
      Income from operations...........................          35,136          4,629             225         39,990
Interest expense, net .................................          25,725            630                         26,355
Other (income) expense, net............................          (2,642)           393           2,345             96
                                                               --------        -------        --------       --------
      Income before income taxes and
        minority interests.............................          12,053          3,606          (2,120)        13,539
Income tax expense.....................................           3,970          1,378                          5,348
Minority interests.....................................                             75                             75
                                                               --------        -------        --------       --------
      Net income....................................           $  8,083         $2,153        $ (2,120)      $  8,116
                                                               ========       ========        ========       ========

                             AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2001


                        CONSOLIDATING STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                AMSCAN
                                                             HOLDINGS AND      COMBINED
                                                               COMBINED          NON-
                                                              GUARANTORS      GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                             ------------     ----------    ------------   ------------
Net sales..............................................        $279,988        $47,477        $(21,353)      $306,112
Cost of sales..........................................         184,031         31,952         (21,351)       194,632
                                                               --------        -------        --------       --------
      Gross profit.....................................          95,957         15,525              (2)       111,480
Operating expenses:
    Selling expenses...................................          19,015          5,440                         24,455
    General and administrative expenses................          25,599          5,287            (192)        30,694
    Provision for doubtful accounts....................           2,288            618                          2,906
    Art and development costs..........................           8,650                                         8,650
    Non-recurring charges..............................             995                                           995
                                                               --------        -------        --------       --------
      Income from operations...........................          39,410          4,180             190         43,780
Interest expense, net..................................          25,735            630                         26,365
Other (income) expense, net............................          (2,513)           193           2,355             35
                                                               --------        -------        --------       --------
      Income before income taxes and
        minority interests.............................          16,188          3,357          (2,165)        17,380
Income tax expense.....................................           5,979          1,121                          7,100
Minority interests.....................................                             73                             73
                                                               --------        -------        --------       --------
      Net income                                               $ 10,209        $ 2,163        $ (2,165)      $ 10,207
                                                               ========        =======        ========       ========

                             AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2001


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                AMSCAN
                                                             HOLDINGS AND      COMBINED
                                                               COMBINED          NON-
                                                              GUARANTORS      GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                             ------------     ----------    ------------   ------------
Cash flows from operating activities:
   Net income...............................................    $11,606        $ 1,191        $ (1,495)      $ 11,302
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization.........................     14,863            605                         15,468
      Amortization of deferred financing costs..............        998                                           998
      Loss (gain) on disposal of property and equipment ....          7            (20)                           (13)
      Provision for doubtful accounts.......................      3,582            176                          3,758
      Amortization of restricted Common Stock award.........        260                                           260
      Deferred income tax provision.........................      1,543             77                          1,620
      Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable......     (6,165)             3                         (6,162)
            (Increase) decrease in inventories..............       (142)        (1,396)            304         (1,234)
            (Increase) decrease in prepaid expenses and other
               current assets and other, net................     (6,920)           588           1,191         (5,141)
            Increase (decrease) in accounts payable, accrued
               expenses and income taxes payable............      4,801           (358)                         4,443
                                                               --------        -------        --------       --------
            Net cash provided by operating activities.......     24,433            866              --         25,299

Cash flows from investing activities:

      Capital expenditures..................................    (37,033)          (446)                       (37,479)
      Proceeds from disposal of property and equipment......          3             52                             55
                                                               --------        -------        --------       --------
            Net cash used in investing activities...........    (37,030)          (394)                       (37,424)

Cash flows from financing activities:

      Proceeds from issuance of redeemable convertible
         preferred stock....................................      6,000                                         6,000
      Proceeds from the exercise of Common Stock options....         41                                            41
      Proceeds from loans, notes payable and long-term
         obligations, net of debt issuance costs of $557....     19,443                                        19,443
      Repayment of loans, notes payable and long-term
         obligations........................................    (13,341)          (154)                       (13,495)
      Other.................................................        (42)           (24)                           (66)
                                                               --------        -------        --------       --------
            Net cash provided by (used in) financing
               activities...................................     12,101           (178)             --         11,923

Effect of exchange rate changes on cash.....................        (48)          (203)                          (251)
                                                               --------        -------        --------       --------
            Net (decrease) increase in cash and
               cash equivalents.............................       (544)            91                           (453)

Cash and cash equivalents at beginning of year..............        604            865                          1,469
                                                               --------        -------        --------       --------
Cash and cash equivalents at end of year....................   $     60         $  956        $     --       $  1,016
                                                               ========        =======        ========       ========


                             AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2001


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                AMSCAN
                                                             HOLDINGS AND      COMBINED
                                                               COMBINED          NON-
                                                              GUARANTORS      GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                             ------------     ----------    ------------   ------------
Cash flows from operating activities:
   Net income...............................................   $  8,191        $ 2,153        $ (2,228)      $  8,116
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization.........................     13,940            547                         14,487
      Amortization of deferred financing costs..............        902                                           902
      Loss (gain) on disposal of property and equipment ....          8            (17)                            (9)
      Provision for doubtful accounts.......................      6,896            237                          7,133
      Restructuring charges.................................        500                                           500
      Amortization of restricted Common Stock award.........         51                                            51
      Deferred income tax provision.........................      1,761                                         1,761
      Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable......    (14,553)         1,658                        (12,895)
            (Increase) decrease in inventories..............    (12,220)           (93)            (33)       (12,346)
            Decrease (increase) in prepaid expenses and
               other current assets and other, net..........      2,105         (1,377)          2,261          2,989
            Increase (decrease) in accounts payable,
               accrued expenses and income taxes payable....      9,660         (1,091)                         8,569
                                                               --------        -------        --------       --------
            Net cash provided by operating activities.......     17,241          2,017              --         19,258

Cash flows from investing activities:

   Capital expenditures.....................................    (18,092)          (484)                        18,576)
   Proceeds from disposal of property and equipment.........          9             92                            101
                                                               --------        -------        --------       --------
            Net cash used in investing activities...........    (18,083)          (392)                       (18,475)

Cash flows from financing activities:

   Proceeds from loans, notes payable and long-term
      obligations...........................................      5,750           (103)                         5,647
   Repayment of loans, notes payable and long-term
      obligations...........................................     (4,738)          (146)                        (4,884)
   Other....................................................        492           (389)                           103
                                                               --------        -------        --------       --------
            Net cash provided by (used in) financing
               activities...................................      1,504           (638)             --            866
Effect of exchange rate changes on cash.....................       (193)          (836)                        (1,029)
                                                               --------        -------        --------       --------
            Net increase in cash and cash equivalents.......        469            151                            620
Cash and cash equivalents at beginning of year..............        141            708                            849
                                                               --------        -------        --------       --------
Cash and cash equivalents at end of year....................   $    610         $  859        $     --       $  1,469
                                                               ========        =======        ========       ========

                             AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2001


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                AMSCAN
                                                             HOLDINGS AND      COMBINED
                                                               COMBINED          NON-
                                                              GUARANTORS      GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                             ------------     ----------    ------------   ------------
Cash flows from operating activities:
   Cash flows from operating activities:
   Net income...............................................   $ 10,209        $ 2,163        $ (2,165)      $ 10,207
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
      Depreciation and amortization.........................     12,327            604                         12,931
      Amortization of deferred financing costs..............        870                                           870
      (Gain) loss on disposal of property and equipment ....         (2)            88                             86
      Provision for doubtful accounts.......................      2,288            618                          2,906
      Non-recurring charges.................................        995                                           995
      Amortization of restricted Common Stock award.........        170                                           170
      Deferred income tax provision.........................      3,517            247                          3,764
      Changes in operating assets and liabilities:
            Increase in accounts receivable ................     (9,701)        (4,596)                       (14,297)
            (Increase) decrease in inventories..............     (5,270)           656               2         (4,612)
            (Increase) decrease in prepaid expenses and other
               current assets and other, net................     (8,255)         3,928           2,163         (2,164)
            Increase (decrease) in accounts payable, accrued
               expenses and income taxes payable............     12,765         (4,186)                         8,579
                                                               --------        -------        --------       --------
            Net cash provided by (used in) operating
               activities...................................     19,913           (478)             --         19,435

Cash flows from investing activities:

   Capital expenditures.....................................    (11,459)          (173)                       (11,632)
   Proceeds from disposal of property and equipment.........        201             15                            216
                                                               --------        -------        --------       --------
            Net cash used in investing activities ..........    (11,258)          (158)                       (11,416)

Cash flows from financing activities:

   Proceeds from loans, notes payable and long-term
      obligations...........................................        375             75                            450

   Repayment of loans, notes payable and long-term
         obligations........................................     (9,116)          (126)                        (9,242)

   Other....................................................        700           (675)                            25
                                                               --------        -------        --------       --------
            Net cash used in financing activities...........     (8,041)          (726)             --         (8,767)
Effect of exchange rate changes on cash.....................       (996)         1,476                            480
                                                               --------        -------        --------       --------
            Net (decrease) increase in cash and cash
              equivalents...................................       (382)           114                           (268)
Cash and cash equivalents at beginning of year..............        523            594                          1,117
                                                               --------        -------        --------       --------
Cash and cash equivalents at end of year....................   $    141         $  708        $     --       $    849
                                                               ========         ======        ========       ========

                                   SCHEDULE II
                              AMSCAN HOLDINGS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                 BEGINNING                                         ENDING
                                                                  BALANCE       WRITE-OFFS      ADDITIONS          BALANCE
                                                                 ---------      ----------      ---------          -------
Allowance for Doubtful Accounts:
    For the year ended:
       December 31, 1999....................................      $6,875          $3,609          $2,906            $6,172
       December 31, 2000....................................       6,172           8,059           7,133             5,246
       December 31, 2001....................................       5,246           5,067           3,758             3,937


                                                                 BEGINNING                                         ENDING
                                                                  BALANCE       WRITE-OFFS      ADDITIONS          BALANCE
                                                                 ---------      ----------      ---------          -------
Inventory Reserves:

    For the year ended:
       December 31, 1999....................................      $1,592          $1,824          $2,261            $2,029
       December 31, 2000....................................       2,029           1,075           1,478             2,432
       December 31, 2001....................................       2,432             722           1,596             3,306
