Form 10-Q
period 2002-03-31
AMSCAN HOLDINGS INC
filed 2002-05-15
CIK 1024729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002


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


       Yes    X            No ____
           -------



As of May 14, 2002, 1,233.27 shares of Registrants' Common Stock, par value $0.10, were outstanding.

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-Q

                                 MARCH 31, 2002

                                TABLE OF CONTENTS



                                                              PART I                                                   PAGE

         ITEM 1          FINANCIAL STATEMENTS  (UNAUDITED)

                         Consolidated Balance Sheets at March 31, 2002 and December 31, 2001.........................    3

                         Consolidated Statements of Income for the Three Months Ended
                             March 31, 2002 and 2001.................................................................    4

                         Consolidated Statement of Stockholders' Deficit for the Three Months
                             Ended March 31, 2002....................................................................    5

                         Consolidated Statements of Cash Flows for the Three Months Ended
                              March 31, 2002 and 2001................................................................    6

                         Notes to Consolidated Financial Statements..................................................    7

         ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS...............................................................   14

         ITEM 3          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .................................   18

                                                              PART II

         ITEM 1          LEGAL PROCEEDINGS...........................................................................   18

         ITEM 2          CHANGES IN SECURITIES AND USE OF PROCEEDS...................................................   18

         ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K............................................................   19


         SIGNATURE       ............................................................................................   19


                              AMSCAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                              MARCH 31,         DECEMBER 31,
                                                                                                2002                2001
                                                                                            -------------     ----------------
                                                                                             (Unaudited)            (Note)
                                     ASSETS
Current assets:
   Cash and cash equivalents..............................................................      $  1,887           $  1,016
   Accounts receivable, net of allowances.................................................        82,818             65,039
   Inventories, net of allowances.........................................................        77,134             72,582
   Prepaid expenses and other current assets..............................................        18,033             13,659
                                                                                                --------           --------
         Total current assets.............................................................       179,872            152,296
Property, plant and equipment, net........................................................        98,228             94,589
Goodwill, net.............................................................................        73,483             55,985
Other assets, net.........................................................................         8,460              7,604
                                                                                                --------           --------
         Total assets.....................................................................      $360,043           $310,474
                                                                                                ========           ========

         LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND COMMON STOCK
                            AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Short-term obligations.................................................................      $ 22,250           $    700
   Accounts payable.......................................................................        34,651             33,083
   Accrued expenses.......................................................................        19,132             16,047
   Income taxes payable...................................................................         4,550              2,298
   Current portion of long-term obligations...............................................         9,653              3,455
                                                                                                --------           --------
         Total current liabilities........................................................        90,236             55,583
Long-term obligations, excluding current portion..........................................       271,384            278,443
Deferred income tax liabilities...........................................................        16,110             15,181
Other.....................................................................................         2,255              2,353
                                                                                                --------           --------
         Total liabilities................................................................       379,985            351,560

Redeemable convertible preferred stock....................................................         6,360              6,270
Redeemable Common Stock...................................................................        29,949             29,949

Stockholders' deficit:
   Common Stock...........................................................................             -                  -
   Additional paid-in capital.............................................................        15,764                299
   Unamortized restricted Common Stock awards, net........................................          (500)               (94)
   Notes receivable from stockholders.....................................................          (601)              (601)
   Deficit ...............................................................................       (67,875)           (74,016)
   Accumulated other comprehensive loss...................................................        (3,039)            (2,893)
                                                                                                --------           --------
         Total stockholders' deficit......................................................       (56,251)           (77,305)
                                                                                                --------           --------
         Total liabilities, redeemable convertible preferred and Common Stock
           and stockholders' deficit......................................................      $360,043           $310,474
                                                                                                ========           ========

         Note: The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date.

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                           2002                2001
                                                                                          -------            --------
Net sales...........................................................................      $95,908             $86,905
Cost of sales.......................................................................       61,676              55,317
                                                                                          -------            --------
         Gross profit...............................................................       34,232              31,588

Operating expenses:
   Selling expenses.................................................................        8,179               7,895
   General and administrative expenses..............................................        8,151               8,525
   Art and development costs........................................................        2,276               2,085
                                                                                          -------            --------
         Total operating expenses...................................................       18,606              18,505
                                                                                          -------            --------
         Income from operations.....................................................       15,626              13,083

Interest expense, net...............................................................        5,490               6,575
Other (income) expenses, net........................................................          (70)                111
                                                                                          -------            --------
         Income before income taxes and minority interests..........................       10,206               6,397

Income tax expense..................................................................        4,031               2,527
Minority interests..................................................................          (56)                 (5)
                                                                                          -------            --------
         Net income ................................................................        6,231               3,875
         Dividend requirement on redeemable convertible
            preferred stock.........................................................          (90)
                                                                                          -------            --------
         Net income applicable to common shares.....................................      $ 6,141            $  3,875
                                                                                          =======            ========
















          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                        THREE MONTHS ENDED MARCH 31, 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                            UNAMORTIZED
                                                            RESTRICTED           NOTES                      ACCUMULATED
                                               ADDITIONAL     COMMON          RECEIVABLE                       OTHER
                                    COMMON      PAID-IN    STOCK AWARDS,         FROM                      COMPREHENSIVE
                                     STOCK      CAPITAL         NET         STOCKHOLDERS      DEFICIT           LOSS         TOTAL
                                   --------  -----------   -------------    ------------   -------------    ------------  ----------

Balance at December 31, 2001........$     -      $299          $(94)            $(601)       $(74,016)         $(2,893)    $(77,305)

   Net income.......................                                                            6,231                         6,231
   Net change in cumulative
      translation adjustment........                                                                              (213)        (213)
   Change in fair value of interest
   rate swaps and foreign exchange
      contracts, net of taxes (see
      Notes 5 and 9)................                                                                                67           67
                                                                                                                           --------
         Comprehensive income.......                                                                                          6,085
   Issuance of Common Stock in
       connection with acquisition..           15,000                                                                        15,000
   Grant of restricted Common
     Stock award....................              465          (465)                                                              -
   Redeemable convertible
     preferred stock dividends......                                                              (90)                          (90)
   Amortization of restricted
      Common Stock awards...........                             59                                                              59
                                    --------- -------         -----             -----        --------          -------     --------

Balance at March 31, 2002...........$       - $15,764         $(500)            $(601)       $(67,875)         $(3,039)    $(56,251)
                                    ========= =======         =====             =====        ========          =======     ========


















          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                                   2001           2002
                                                                                                  ------         ------

Cash flows from operating activities:
    Net income............................................................................      $  6,231       $  3,875
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
       Depreciation and amortization......................................................         3,148          3,800
       Amortization of deferred financing costs...........................................           267            249
       Amortization of restricted Common Stock awards.....................................            59             12
       Provision for doubtful accounts....................................................           603            465
       Deferred income tax expense........................................................         1,393            160
       Changes in operating assets and liabilities, net of acquisition:
           Increase in accounts receivable................................................       (14,350)        (6,340)
           Decrease in inventories........................................................         1,324          1,391
           Increase in prepaid expenses and other current assets..........................        (4,716)        (1,430)
           Increase in accounts payable, accrued expenses and income taxes payable........         3,853            570
       Other, net.........................................................................          (951)          (724)
                                                                                                --------       --------
          Net cash (used in) provided by operating activities.............................        (3,139)         2,028

Cash flows from investing activities:
    Cash paid for acquisition.............................................................       (12,500)
    Capital expenditures..................................................................        (4,107)        (4,856)
                                                                                                --------       --------
          Net cash used in investing activities...........................................       (16,607)        (4,856)

Cash flows from financing activities:
    Proceeds from issuance of redeemable convertible preferred stock......................                        6,000
    Proceeds from short-term obligations..................................................        21,550             53
    Repayment of loans, notes payable and long-term obligations...........................          (831)        (3,221)
    Other ................................................................................                          (30)
                                                                                                --------       --------
          Net cash provided by financing activities.......................................        20,719          2,802

Effect of exchange rate changes on cash and cash equivalents..............................          (102)          (579)
                                                                                                --------       --------
          Net increase (decrease) in cash and cash equivalents............................           871           (605)
Cash and cash equivalents at beginning of period..........................................         1,016          1,469
                                                                                                --------       --------
Cash and cash equivalents at end of period................................................      $  1,887       $    864
                                                                                                ========       ========

Supplemental Disclosures:
          Interest paid...................................................................      $  2,370       $  4,026
          Income taxes paid...............................................................      $    495       $    418

Supplemental information on noncash activities:

    In January 2002, 3.0 shares of restricted Common Stock aggregating $465 were issued to an officer of the Company, subject to future vesting provisions.

    In February 2002, the Company issued 96.774 shares of its Common Stock, at a value of $155 per share, to American Greetings Corporation in connection with the acquisition of M&D Balloons Inc. See Note 11 to the consolidated financial statements.

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

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The results of operations may be affected by seasonal factors such as the timing of holidays or industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in Amscan Holdings' Annual Report on Form 10-K for the year ended December 31, 2001.

         In November 2001, the Emerging Issues Task Force issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product." The EITF was effective for Amscan in the first quarter of 2002. The EITF clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provision. As a result of applying the provisions of EITF 01-09, the Company's revenues and costs each were reduced by an equal amount of approximately $601,000 for the first quarter of 2001.

NOTE 3 - INVENTORIES

         Inventories consisted of the following (dollars in thousands):

                                                                             MARCH 31,         DECEMBER 31,
                                                                               2002               2001
                                                                             --------       ---------------

    Finished goods.......................................................     $69,664            $65,376
    Raw materials........................................................       6,484              5,992
    Work-in-process......................................................       4,394              4,520
                                                                              -------            -------
                                                                               80,542             75,888
    Less: reserve for slow moving and obsolete inventory.................      (3,408)            (3,306)
                                                                              -------            -------
                                                                              $77,134            $72,582
                                                                              =======            =======


         Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

NOTE 4 - INCOME TAXES

         The consolidated income tax expense for the three months ended March 31, 2002 and 2001 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 2002 and 2001, respectively. The differences between the consolidated effective income tax rate and the U.S. Federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations.

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

         Comprehensive income consisted of the following (dollars in thousands):

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                      2002        2001
                                                                                     ------      ------

           Net income......................................................          $ 6,231     $3,875
           Net change in cumulative translation adjustment.................             (213)      (804)
           Cumulative effect of a change in accounting principle
              to recognize the fair value of the Company's interest
              rate swap contracts, net of taxes of $148 (see Note 9).......                        (227)
           Change in fair value of the Company's interest rate
              swap contracts, net of taxes of $(43) and $61,
              respectively (see Note 9)....................................              (67)        93
           Change in fair value of the Company's foreign
              exchange contracts, net of taxes of $87 (see Note 9).........              134
                                                                                     -------    -------
                                                                                      $6,085     $2,937
                                                                                     =======    =======

         Accumulated other comprehensive loss consisted of the following (dollars in thousands):

                                                                                   MARCH 31,  DECEMBER 31,
                                                                                     2002         2001
                                                                                     -------    -------
           Cumulative translation adjustment...............................          $(2,992)   $(2,779)
           Interest rate swap contracts qualifying as hedges,
              net of taxes of $(43) (see Note 9)...........................              (67)
           Foreign exchange contracts qualifying as hedges,
              net of taxes of $13 and $(76), respectively (see Note 9)...............     20       (114)
                                                                                     -------    -------
                                                                                     $(3,039)   $(2,893)
                                                                                     =======    =======


NOTE 6 - CAPITAL STOCK

         On March 30, 2001, the Board of Directors authorized 500 shares of preferred stock, $0.10 par value, and designated 100 shares as Series A Redeemable Convertible Preferred Stock. Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co. (collectively, "GSCP"), for proceeds of $6.0 million. Dividends are cumulative and shall be payable annually beginning March 30, 2002, at 6% per annum. Such dividends payable on or prior to March 30, 2004, shall be payable in additional shares of Series A Redeemable

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

Convertible Preferred Stock based on a value of $150,000 per share. Subsequent to March 30, 2004, dividends shall be payable, at the option of the Company, either in cash or additional shares of Series A Redeemable Convertible Preferred Stock. As of March 31, 2002, accrued dividends aggregated $360,000 and are included in redeemable convertible preferred stock on the consolidated balance sheet.

         Each share of the Series A Redeemable Convertible Preferred Stock is convertible at the option of the holder at any time, into shares of Common Stock of the Company, $0.10 par value, at a conversion rate of 1.0 share of Common Stock for each share of Series A Redeemable Convertible Preferred Stock, subject to adjustment under certain conditions. As of March 31, 2002, there were 40 shares of Company Common Stock reserved for such conversion.

         The Series A Redeemable Convertible Preferred Stock is not redeemable on or prior to March 30, 2004. To the extent the Company shall have funds legally available to redeem these shares, the Company may redeem these shares, in whole or, with the consent of the holders of a majority of the outstanding Series A Redeemable Convertible Preferred Stock, in part, at a redemption price of $150,000 per share, in cash, together with accrued and unpaid dividends. To the extent the Company shall have funds legally available to redeem these shares on March 30, 2008, the Company is required to redeem all outstanding shares of Series A Redeemable Convertible Preferred Stock at a redemption price per share equal to $150,000 in cash, together with accrued and unpaid dividends. The holders of the Series A Redeemable Convertible Preferred Stock have liquidation rights equal to their original investments plus accrued but unpaid dividends.

         In January 2002, 3.0 shares of restricted Common Stock aggregating $465,000 were issued to an officer of the Company and are subject to future vesting provisions.

         In February 2002, the Company issued 96.774 shares of its Common Stock, at a value of $155,000 per share, to American Greetings Corporation in connection with the acquisition of M&D Balloons Inc. See Note 11.

         At March 31, 2002 and December 31, 2001, the Company's authorized Common Stock consisted of 3,000 shares of Common Stock, $0.10 par value, of which 1,233.27 and 1,133.49 shares, respectively, were issued and outstanding.

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

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


       The Company's geographic area data is as follows (dollars in thousands):

                                                                  DOMESTIC       FOREIGN       ELIMINATIONS    CONSOLIDATED
                                                                  --------       -------       ------------    ------------
     THREE MONTHS ENDED MARCH 31, 2002
     Sales to unaffiliated customers.......................      $  83,792     $  12,116                         $  95,908
     Sales between geographic areas........................          5,282                        $(5,282)               -
                                                                 ---------     ---------          --------       ---------
     Net sales.............................................      $  89,074     $  12,116          $(5,282)       $  95,908
                                                                 =========     =========          ========       =========

     Income (loss) from operations.........................      $  15,660     $     (34)                        $  15,626
                                                                 =========     =========
     Interest expense, net.................................                                                          5,490
     Other income, net.....................................                                                            (70)
                                                                                                                 ---------
     Income before income taxes and minority
             interests.....................................                                                      $  10,206
                                                                                                                 =========

     Long-lived assets, net at March 31, 2002..............       $173,750     $   6,421                         $ 180,171
                                                                 =========     =========                         =========

                                                                  DOMESTIC       FOREIGN       ELIMINATIONS    CONSOLIDATED
                                                                  --------       -------       ------------    ------------
     THREE MONTHS ENDED MARCH 31, 2001
     Sales to unaffiliated customers.......................       $ 75,873     $  11,032                         $  86,905
     Sales between geographic areas........................          5,700                        $(5,700)               -
                                                                 ---------     ---------          --------       ---------
     Net sales.............................................       $ 81,573     $  11,032          $(5,700)       $  86,905
                                                                 =========     =========          ========       =========

     Income from operations................................       $ 12,231     $     852                         $  13,083
                                                                 =========     =========
     Interest expense, net.................................                                                          6,575
     Other expenses, net...................................                                                            111
                                                                                                                 ---------
     Income before income taxes and minority
             interests.....................................                                                      $   6,397
                                                                                                                 =========

     Long-lived assets, net at March 31, 2001..............       $130,151     $  6,715                          $ 136,866
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


NOTE 9 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Derivative financial instruments that qualify for hedge accounting, such as interest rate swaps and foreign currency exchange agreements, are recognized on the balance sheet at fair value and changes in fair value are recognized periodically in either income or shareholders' deficit (as a component of other comprehensive income). For derivative financial instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

loss on the derivative financial instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. As long as hedge effectiveness is maintained, the Company's interest rate swap arrangements and foreign currency exchange agreements qualify for hedge accounting as cash flow hedges.

INTEREST RATE RISK MANAGEMENT
         As part of the Company's risk management strategy, the Company uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations. Accordingly, the interest rate swap agreements are reflected in the consolidated balance sheet at fair value and the related gains and losses on these contracts are deferred in stockholders' deficit and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The Company was involved in three interest rate swap transactions, with Goldman Sachs Capital Markets, L.P. and a financial institution, that expired during 2001. These agreements covered portions of the outstanding borrowings under the Company's Term Loan. Net payments to (receipts from) the counterparty under these swap agreements have been recorded as additions to (reductions of) interest expense. To effectively fix the interest rate of a $10,000,000 mortgage note, the Company entered into an interest rate swap agreement with a financial institution for a notional amount of $10,000,000, agreeing to receive 30 day LIBOR and to pay 5.65%. At March 31, 2002, the fair value of the interest rate swap agreement was $(67,000), net of taxes of $(43,000).

FOREIGN CURRENCY EXCHANGE RISK MANAGEMENT
         A portion of the Company's cash flows is derived from transactions denominated in foreign currencies. The United States dollar value of transactions denominated in foreign currencies fluctuates as the United States dollar strengthens or weakens relative to these foreign currencies. In order to reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, principally the British Pound Sterling, the Company enters into foreign exchange contracts with major international financial institutions. These contracts, which typically mature within one year, are designed to hedge anticipated foreign currency transactions, primarily inter-company inventory purchases. No components of the contracts are excluded in the measurement of hedge effectiveness. The critical terms of the foreign currency exchange contracts are the same as the underlying forecasted transactions; therefore, changes in the fair value of foreign contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions. At March 31, 2002 and December 31, 2001, the Company had foreign exchange contracts in the notional amounts of $7.9 million and $10.4 million, respectively. The foreign exchange contracts are reflected in the consolidated balance sheet at fair value and the related gains and losses on these contracts are deferred in stockholders' deficit. At March 31, 2002 and December 31, 2001, the fair value of the foreign exchange contracts was $20,000, net of taxes of $13,000, and $(114,000), net of taxes of $(76,000), respectively. The Company anticipates that all gains and losses in accumulated other comprehensive loss related to foreign exchange contracts will be reclassified into earnings by December 2002.

NOTE 10 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

       Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No 142"). SFAS No 141 revises the accounting treatment for business combinations to require the use of purchase accounting and prohibit the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No 142 revises the accounting for goodwill to eliminate the amortization of goodwill on transactions consummated after June 30, 2001 and of all other goodwill as of January 1, 2002. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 also requires goodwill and other intangible assets to be assessed for impairment each year and more frequently if circumstances indicate a possible impairment. During the second

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

quarter of 2002, the Company will complete the first impairment test as of January 1, 2002. The Company does not anticipate having to record a charge to net income for the potential impairment of goodwill or other intangible assets as a result of the adoption of SFAS No. 142. The elimination of goodwill amortization as of January 1, 2001 would have increased net income by approximately $546,000, net of $356,000 of income taxes, for the quarterly period ending March 30, 2001.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No 144"). SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board No 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and expands the scope of a discontinued operation to include a component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not impact the Company's financial position or results of operations.

NOTE 11-ACQUISITION

         On February 19, 2002, the Company purchased all of the outstanding common stock of M&D Balloons Inc. ("M&D Balloons"), a Manteno, Illinois-based manufacturer of metallic and plastic balloons, from American Greetings Corporation ("American Greetings") for $27,500,000. The Company believes that this acquisition will supplement its existing balloon business. The Company financed the acquisition by borrowing $12,500,000 under its revolving credit facility and issuing 96.774 shares of its Common Stock to American Greetings. American Greetings will continue to distribute metallic balloons under a supply agreement with Amscan. The acquisition has been accounted for under the provisions of SFAS No. 141, "Business Combinations" and, accordingly, the operating results of M&D Balloons have been included in the Company's consolidated financial statements since the date of acquisition.

         The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of acquisition. Such allocations are based on studies and valuations that have not yet been completed and will be subject to change in future periods. The excess of the purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets consisting of licensing agreements in the amount of $1,070,000, which are being amortized using the straight-line method over the lives of the contracts (one to three years), and goodwill in the amount of $20,193,000, which is not being amortized. The transaction was structured as a purchase of common stock and, accordingly, the amortization of intangible assets is not deductible for income tax purposes.

         The following unaudited pro forma information assumes the M&D Balloons acquisition had occurred on January 1, 2002 and 2001, respectively. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred on January 1, 2001, nor is it indicative of the Company's future results. (dollars in thousands):

                                                      THREE MONTHS ENDED
                                                             MARCH 31,
                                                         2002           2001
                                                    ------------    ----------

       Net sales.................................      $100,015      $91,715
       Net income................................         6,624        3,718

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

         The above amounts reflect adjustments for interest expense from additional borrowings necessary to finance the acquisition, amortization of intangible assets, and income tax effect based upon a pro forma effective tax rate of 39.5%. The unaudited pro forma information gives effect only to adjustments described above and does not reflect management's estimate of any anticipated cost savings or other benefits as a result of the acquisition.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

PERCENTAGE OF NET SALES

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                             2002            2001
                                                                             ----            ----
Net sales .............................................................      100.0%         100.0%
Cost of sales..........................................................       64.3           63.7
                                                                            ------         ------
         Gross profit..................................................       35.7           36.3
Operating expenses:
    Selling expenses...................................................        8.5            9.1
    General and administrative expenses................................        8.5            9.7
    Art and development costs..........................................        2.4            2.4
                                                                            ------         ------
         Total operating expenses......................................       19.4           21.2
                                                                            ------         ------
         Income from operations........................................       16.3           15.1
Interest expense, net..................................................        5.7            7.6
Other (income) expenses, net...........................................       (0.1)           0.1
                                                                            ------         ------
        Income before income taxes and minority interests..............       10.7            7.4
Income tax expense.....................................................        4.2            2.9
Minority interests.....................................................
                                                                            ------         ------
        Net income.....................................................        6.5%           4.5%
                                                                            ======         ======


         Net sales of $95.9 million for the three months ended March 31, 2002 were $9.0 million higher than net sales for the three months ended March 31, 2001. During the first quarter of 2002, the Company's sales of printed ensembles, solid color tableware and other party goods to the national superstore channel grew by 12.8%. In addition, the Company's specialty sales force, which brings party goods and related gift products to the independent retail channel, achieved 48.2% sales growth, to $9.6 million. Net sales for the first quarter of 2002 also increased by $2.2 million as a result of the acquisition of M&D Balloons, Inc. ("M&D Balloons") (See Liquidity and Capital Resources). These net sales gains were partially offset by a decline in net sales to craft stores and mass merchants and a decrease in revenue from contract manufacturing.

         Gross profit for the first quarter of 2002 of 35.7% was 0.6% lower than during the first quarter of 2001 as incremental margins achieved as a result of higher sales were more than offset by the impact of product mix, particularly solid color tableware, and a higher effective rate of sales incentives.

         Selling expenses of $8.2 million for the three months ended March 31, 2002 were $0.3 million higher than in the corresponding period in 2001 principally due to the inclusion of the operating results of M&D Balloons and the continued development of the Company's specialty sales force. Selling expense, as a percentage of net sales, decreased from 9.1% to 8.5%, reflecting the increase in net sales and the maturation of the specialty sales force.

         General and administrative expenses of $8.2 million for the three months ended March 31, 2002 represents a decrease of $0.4 million as compared to the corresponding period in 2001. The net decrease in general and administrative expenses reflects the elimination of goodwill amortization during the first quarter of 2002, which amortization totaled $0.9 million during the first quarter of 2001, partially offset by the inclusion of the operating results of M&D Balloon and a higher provision for bad debts. As a percentage of sales, general and administrative expenses decreased by 1.2%, to 8.5%.

         Art and development costs of $2.3 million for the first quarter of 2002 were $0.2 million higher than in the first quarter of 2001, principally due to higher employee wages and the inclusion of the operating results of M&D Balloon.

         Interest expense, net, of $5.5 million for the first quarter of 2002 was $1.1 million lower than in the corresponding period in 2001 and reflects a lower average interest rate (6.7% in 2002 versus 9.5% in 2001), partially offset by the impact of higher average borrowings.

         Income taxes for the first quarter of 2002 and 2001 were based upon estimated consolidated effective income tax rates of 39.5% for the years ending December 31, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, the Company had an outstanding Term Loan of $149.3 million provided under a bank credit agreement (the "Bank Credit Facilities"), together with senior subordinated notes of $110.0 million (the "Notes") (collectively, the "Financings"). The Term Loan matures in December 2004 and provides for amortization (in quarterly installments) of one percent of the principal amount thereof per year for the first five years and 32.3% and 62.7% of the principal amount thereof in the sixth and seventh years, respectively. The Term Loan bears interest, at the option of the Company, at the lenders' customary base rate plus 1.625% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.625% per annum. At March 31, 2002, the floating interest rate on the Term Loan was 4.6%. The Notes bear interest at a rate of 9.875% per annum and mature in December 2007. The Company is required to make prepayments on the Bank Credit Facilities under certain circumstances, including upon certain asset sales and issuance of debt or equity securities and based on cash flows, as defined.

         The Bank Credit Facilities also provide for revolving loan borrowings of up to $50 million (the "Revolving Credit Facility"). The Revolving Credit Facility, expires on December 31, 2002, bears interest, at the option of the Company, at the lenders' customary base rate plus, based on certain terms, a range of 0.625% to 1.50% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus, based on certain terms, a range of 2.00% to 2.50% per annum. Interest on balances outstanding under the Revolving Credit Facility are subject to adjustment in the future based on the Company's performance. At March 31, 2002, the Company had borrowing capacity of approximately $20.8 million under the Revolving Credit Facility.

         In addition to the Revolving Credit Facility, the Company has a $400,000 Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate and expires on June 15, 2002, a $1.0 million British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on June 1, 2002 and a $1.0 million revolving credit facility which bears interest at LIBOR plus 1.0% and expires on January 31, 2003. No borrowings were outstanding under these revolving credit facilities at March 31, 2002.

         In October 2000, in connection with a plan to consolidate distribution facilities, the Company purchased property for $4.9 million and entered into a contract for the design and construction of a new domestic facility. During the fourth quarter of 2001, the construction of the new facility was completed at a cost of $24.8 million, including $1.2 million of capitalized interest costs. The Company expects the facility to be fully operational in the latter half of 2002. The planned consolidation may result in additional restructuring charges in subsequent periods.

         The Company refinanced the purchase of the property and the costs to construct the facility during the fourth quarter of 2001, using borrowings under its revolving credit facility, the proceeds from the issuance of the Series A Redeemable Convertible Preferred Stock of $6.0 million (noted below) and long-term borrowings consisting of a first and second lien mortgage note of $10.0 million each with a financial institution and the New York State Job Development Authority, respectively. The first lien mortgage note bears interest at LIBOR plus 2.75%. However, the Company has utilized an interest rate swap agreement to effectively fix the loan rate at 8.40% for the term of the loan. The second lien mortgage note bears interest at a rate 4.75%, subject to change under certain conditions. Both notes are for a term of 96 months and require monthly payments based on a 180-month amortization period with balloon payments upon maturity in January 2010. The Company has amended and restated its Bank Credit Facilities to provide for, among other things, the additional borrowings and capital expenditures for the construction of the facility.

         On March 30, 2001, the Board of Directors authorized 500 shares of preferred stock, $0.10 par value, and designated 100 shares as Series A Redeemable Convertible Preferred Stock. Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP for proceeds of $6.0 million.

         The Company has several non-cancelable operating leases principally for office, distribution and manufacturing facilities, showrooms, and warehouse equipment. These leases expire on various dates through 2017 and generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance. Rent expense for the three months ended March 31, 2002, totaled $2.5 million. The minimum lease payments currently required under non-cancelable operating leases for the year ending December 31, 2002, approximate $11.8 million.

         On February 19, 2002, the Company purchased all of the outstanding common stock of M&D Balloons, a Manteno, Illinois-based manufacturer of metallic and plastic balloons, from American Greetings Corporation ("American Greetings") for $27.5 million. The Company financed the acquisition by borrowing $12.5 million under its revolving credit facility and issuing 96.774 shares of its Common Stock to American Greetings, at a value of $155,000 per share. American Greetings will continue to distribute metallic balloons under a supply agreement with Amscan.

         Based upon the current level of operations and anticipated growth, the Company anticipates that its operating cash flow, together with available borrowings under the Revolving Credit Facility will be adequate to meet its anticipated future requirements for working capital and operating expenses through December 31, 2002. Scheduled debt payments for the years ended December 31, 2002 and 2003 total $3.5 million and $52.3 million, respectively, with increasing amounts thereafter. The Company is exploring a number of options to repay or refinance these debt maturities including the Revolving Credit Facility. The Company has had good access to capital markets and expects to repay or refinance these debt maturities as they become due. However, the Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness and to satisfy its other obligations will depend upon several factors including the volatility of capital markets and the Company's future performance, which, to a certain extent, will be subject to general economic, financial, competitive, business and other factors beyond its control.

         The Financings may affect the Company's ability to make future capital expenditures and potential acquisitions. However, management believes that current asset levels provide adequate capacity to support its operations for at least the next 12 months. At March 31, 2002, the Company did not have material commitments for capital expenditures or other acquisitions.

CASH FLOW DATA - THREE MONTHS ENDED MARCH 31, 2002 COMPARED THREE MONTHS ENDED
                 MARCH 31, 2001

         Net cash used in operating activities during the first quarter of 2002 totaled $3.1 million. During the first quarter of 2001, net cash provided by operating activities totaled $2.0 million. Net cash flow provided by operating activities before changes in operating assets and liabilities for the three months ended March 31, 2002 and 2001, was $11.7 million and $8.6 million, respectively. Changes in operating assets and liabilities for the three months ended March 31, 2002 and 2001, resulted in the use of cash of $14.8 million and $6.6 million, respectively. The changes in operating assets and liabilities principally reflect an increase in accounts receivable and inventory, net of a corresponding increase in accounts payable, consistent with the growth in operations.

         Net cash used in investing activities during the three months ended March 31, 2002 of $16.6 million consisted of $12.5 million relating to the acquisition of M&D Balloons and $4.1 million relating to capital expenditures, principally for distribution and data processing equipment. During the three months ended March 31, 2001, net cash used in investing activities of $4.9 million included payments of $2.3 million associated with the construction of a new domestic distribution facility and additional investments primarily in manufacturing equipment.

         During the three months ended March 31, 2002, net cash provided by financing activities of $20.7 million included proceeds from short-term working capital borrowings, including $12.5 million used to finance the acquisition of M&D Balloons, partially offset by the scheduled payments of the Term Loan and other long-term obligations. During the comparable period in 2001, net cash provided by financing activities was $2.8 million and primarily consisted of proceeds from the issuance of the Series A Redeemable Convertible Preferred Stock totaling $6.0 million and proceeds from short-term working capital borrowings, partially offset by the scheduled payments of the Term Loan and other long-term obligations.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's earnings are affected by changes in interest rates as a result of its issuance of variable rate indebtedness. However, the Company utilizes interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for the Company's variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended March 31, 2002 and 2001, the Company's interest expense, after considering the effects of its interest rate swap agreements, would have increased and income before income taxes would have decreased by $0.5 million for each of the periods. This amount is determined by considering the impact of the hypothetical interest rates on the Company's borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

         The Company's earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of its products in foreign markets. Foreign currency exchange contracts are used periodically to hedge against the earnings effects of such fluctuations. A uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's foreign sales are denominated would have resulted in a decrease in gross profit of $0.3 million and $0.4 million for the three months ended March 31, 2002 and 2001, respectively. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

     a)       Not applicable.

     b)       Not applicable.

     c) On February 19, 2002, the Company issued 96.774 shares of its Common Stock in connection with the acquisition of M&D Balloons. These shares were valued at $15,000,000. No underwriting discounts or commissions were paid in connection with such issuance. Such issuance was exempt under Section 4 (2) of the Securities Act of 1933 as a sale to a single accredited investor.

              On January 1, 2002, the Company issued 3.0 shares of restricted Common Stock to an executive officer of the Company. No underwriting discounts or commissions were paid in connection with such issuance. These shares were issued to a single executive officer and were exempt from registration under Section 4 (2) and under Rule 701 under the Securities Act of 1933.

     d)       Not applicable.



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     a)       Exhibits

              None.

     b)       Reports on Form 8 - K

              None.




                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            AMSCAN HOLDINGS, INC.


                            By:    /s/ Michael A. Correale
                                   -----------------------
                                   Michael A. Correale
                                   Vice President
                                   (on behalf of the registrant and as principal financial and accounting officer)



Date: May 14, 2002
      ------------