Form 10-Q
period 2002-06-30
AMSCAN HOLDINGS INC
filed 2002-08-14
CIK 1024729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 F O R M 10 - Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002


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



As of August 14, 2002, 1,233.27 shares of Registrant's common stock, par value $0.10 ("Common Stock"), were outstanding.

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-Q

                                  June 30, 2002

                                Table of Contents



                                   Part I                                  Page

 Item 1     Financial Statements  (Unaudited)

            Consolidated Balance Sheets at June 30, 2002 and
                December 31, 2001........................................    3

            Consolidated Statements of Income for the Three and Six
                Months Ended June 30, 2002 and 2001......................    4

            Consolidated Statement of Stockholders' Deficit for the
                Six Months Ended June 30, 2002...........................    5

            Consolidated Statements of Cash Flows for the Six
                Months Ended June 30, 2002 and 2001......................    6

            Notes to Consolidated Financial Statements...................    7

 Item 2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................   23

 Item 3     Quantitative and Qualitative Disclosures About
                Market Risk .............................................   28

                                                 Part II

 Item 1     Legal Proceedings.............................................  29

 Item 6     Exhibits and Reports on Form 8-K..............................  29

 Signature  ..............................................................  30

                              AMSCAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                             June 30,     December 31,
                                                                               2002           2001
                                                                           ------------   ------------
                                                                            (Unaudited)     (Note)
                                                                           ------------   ------------
                                      ASSETS
Current assets:
    Cash and cash equivalents .........................................     $   2,200      $   1,016
    Accounts receivable, net of allowances ............................        73,659         65,039
    Inventories, net of allowances ....................................        85,637         72,582
    Prepaid expenses and other current assets .........................        17,384         13,659
                                                                            ---------      ---------
         Total current assets .........................................       178,880        152,296
Property, plant and equipment, net ....................................        97,977         94,589
Goodwill, net .........................................................        76,413         55,985
Other assets, net .....................................................         9,083          7,604
                                                                            ---------      ---------
         Total assets .................................................     $ 362,353      $ 310,474
                                                                            =========      =========
        LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND COMMON STOCK
                              AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Short-term obligations ............................................     $  14,000      $     700
    Accounts payable ..................................................        39,562         33,083
    Accrued expenses ..................................................        20,119         16,047
    Income taxes payable ..............................................         3,693          2,298
    Current portion of long-term obligations ..........................        15,925          3,455
                                                                            ---------      ---------
         Total current liabilities ....................................        93,299         55,583
Long-term obligations, excluding current portion ......................       264,257        278,443
Deferred income tax liabilities .......................................        17,960         15,181
Other .................................................................         2,277          2,353
                                                                            ---------      ---------
         Total liabilities ............................................       377,793        351,560

Redeemable convertible preferred stock ($0.10 par value; 43.04 shares
    authorized; 42.4 and 40.0 shares issued and outstanding) ..........         6,455          6,270
Redeemable Common Stock ...............................................        30,523         29,949

Commitments and Contingencies

Stockholders' deficit:
    Common Stock ($0.10 par value; 3,000.00 shares authorized;
        1,233.27 and 1,133.49 shares issued and outstanding) ..........          --             --
    Additional paid-in capital ........................................        15,764            299
    Unamortized restricted Common Stock awards, net ...................          (441)           (94)
    Notes receivable from stockholders ................................          (620)          (601)
    Deficit ...........................................................       (64,604)       (74,016)
    Accumulated other comprehensive loss ..............................        (2,517)        (2,893)
                                                                            ---------      ---------
         Total stockholders' deficit ..................................       (52,418)       (77,305)
                                                                            ---------      ---------
         Total liabilities, redeemable convertible preferred and Common
           Stock and stockholders' deficit ............................     $ 362,353      $ 310,474
                                                                            =========      =========

          Note: The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date.

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)


                                                       Three Months Ended           Six Months Ended
                                                            June 30,                     June 30,
                                                    -----------------------      ------------------------
                                                       2002          2001          2002           2001
                                                    ---------     ---------      ---------      ---------
Net sales .....................................     $  94,129     $  82,839      $ 190,037      $ 169,744
Cost of sales .................................        61,979        54,526        123,655        109,843
                                                    ---------     ---------      ---------      ---------
         Gross profit .........................        32,150        28,313         66,382         59,901

Operating expenses:
   Selling expenses ...........................         8,647         7,672         16,826         15,567
   General and administrative expenses ........         8,770         8,611         16,921         17,136
   Art and development costs ..................         2,700         2,257          4,976          4,342
   Restructuring charges ......................           186          --              186           --
                                                    ---------     ---------      ---------      ---------
         Total operating expenses .............        20,303        18,540         38,909         37,045
                                                    ---------     ---------      ---------      ---------
         Income from operations ...............        11,847         9,773         27,473         22,856

Interest expense, net .........................         5,268         6,190         10,758         12,765
Other expense (income), net ...................            48           (67)           (22)            44
                                                    ---------     ---------      ---------      ---------
         Income before income taxes and
            minority interests ................         6,531         3,650         16,737         10,047

Income tax expense ............................         2,580         1,442          6,611          3,969
Minority interests ............................            11            (1)           (45)            (6)
                                                    ---------     ---------      ---------      ---------
         Net income ...........................         3,940         2,209         10,171          6,084
         Dividend requirement on redeemable
           convertible preferred stock ........            95            90            185             90
                                                    ---------     ---------      ---------      ---------
         Net income applicable to common shares     $   3,845     $   2,119      $   9,986      $   5,994
                                                    =========     =========      =========      =========

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                         Six Months Ended June 30, 2002
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        Unamortized
                                                                         Restricted
                                                  Common                   Common     Notes                 Accumulated
                                                   Stock     Additional    Stock    Receivable                 Other
                                       Common       Par       Paid-in     Awards'      from                 Comprehensive
                                       Shares      Value      Capital       Net     Stockholders   Deficit      Loss       Total
                                       ------    --------    ----------  ---------  ------------   -------  -------------  -----

Balance at December 31, 2001 .....      1,133   $      --     $    299   $    (94)   $   (601)   $(74,016)   $ (2,893)   $(77,305)

  Net income .....................       --            --         --         --          --        10,171        --        10,171
  Net change in cumulative
    translation adjustment .......       --            --         --         --          --          --           955         955
  Change in fair value of interest
    rate swap and foreign
    exchange contracts, net of
    taxes (see Note 5) ...........       --            --         --         --          --          --          (579)       (579)
                                                                                                                         --------
      Comprehensive income .......       --            --         --         --          --          --          --        10,547
  Issuance of Common Stock in
    connection with acquisition ..         97          --       15,000       --          --          --          --        15,000
  Grant of restricted Common
    Stock award ..................          3          --          465       (465)       --          --          --          --
  Redeemable convertible
    preferred stock dividends ....       --            --         --         --          --          (185)       --          (185)
  Amortization of restricted
    Common Stock awards ..........       --            --         --          118        --          --          --           118
  Accrual of interest income
    on notes receivable from
    stockholders..................       --            --         --         --           (19)       --          --           (19)
  Increase in redeemable
    Common Stock due to vesting
    of restricted Common Stock
    award ........................       --            --         --         --          --          (574)       --          (574)
                                     --------   -----------   --------   --------    --------    --------    --------    --------

Balance at June 30, 2002 .........      1,233   $      --     $ 15,764   $   (441)   $   (620)   $(64,604)   $ (2,517)   $(52,418)
                                     ========   ===========   ========   ========    ========    ========    ========    ========

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                       Six Months Ended June 30,
                                                                                           2002          2001
                                                                                         --------      --------
Cash flows from operating activities:
   Net income ......................................................................     $ 10,171      $  6,084
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ................................................        6,598         7,719
      Amortization of deferred financing costs .....................................          536           499
      Amortization of restricted Common Stock awards ...............................          118            30
      Provision for doubtful accounts ..............................................        1,115           987
      Deferred income tax expense ..................................................        3,227           231
      Changes in operating assets and liabilities, net of acquisition:
         Increase in accounts receivable ...........................................       (5,703)       (3,610)
         (Increase) decrease in inventories ........................................       (6,979)          156
         Increase in prepaid expenses and other current assets .....................       (4,069)       (1,601)
         Increase in accounts payable, accrued expenses and income taxes payable ...        6,690         3,161
      Other, net ...................................................................       (1,115)       (1,713)
                                                                                         --------      --------
         Net cash provided by operating activities .................................       10,589        11,943

Cash flows from investing activities:
   Cash paid in connection with the acquisition ....................................      (13,547)
   Capital expenditures ............................................................       (7,610)      (15,110)
   Proceeds from disposal of property and equipment ................................           34          --
                                                                                         --------      --------
         Net cash used in investing activities .....................................      (21,123)      (15,110)

Cash flows from financing activities:
   Proceeds from issuance of redeemable convertible preferred stock ................                      6,000
   Proceeds from short-term obligations ............................................       13,300
   Repayment of loans, notes payable and long-term obligations .....................       (1,675)       (2,629)
   Other ...........................................................................         --              (5)
                                                                                         --------      --------
         Net cash provided by financing activities .................................       11,625         3,366
Effect of exchange rate changes on cash and cash equivalents .......................           93          (540)
                                                                                         --------      --------
         Net increase (decrease) in cash and cash equivalents ......................        1,184          (341)
Cash and cash equivalents at beginning of period ...................................        1,016         1,469
                                                                                         --------      --------
Cash and cash equivalents at end of period .........................................     $  2,200      $  1,128
                                                                                         ========      ========
Supplemental Disclosures:
         Interest paid .............................................................     $ 10,030      $ 12,875
         Income taxes paid .........................................................     $  1,619      $  1,235

Supplemental information on non-cash activities:

    In January 2002, 3.0 shares of restricted Common Stock aggregating $465 were issued to an officer of the Company, subject to future vesting provisions.

    In February 2002, the Company issued 96.774 shares of its Common Stock, at a value of $155 per share, to American Greetings Corporation in connection with the acquisition of M&D Balloons Inc. See Note 10 to the consolidated financial statements.

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Organization and Description of Business

         Amscan Holdings, Inc. ("Amscan Holdings" and, together with its subsidiaries, "AHI" or the "Company") was incorporated on October 3, 1996 for the purpose of becoming the holding company for Amscan Inc. and certain affiliated entities. AHI designs, manufactures, contracts for manufacture and distributes decorative party goods, metallic balloons, stationery and gift items principally in North America, South America, Europe, Asia and Australia.

Note 2 - Basis of Presentation

         The accompanying unaudited consolidated financial statements include the accounts of Amscan Holdings and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The results of operations may be affected by seasonal factors such as the timing of holidays or industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in Amscan Holdings' Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

         In November 2001, the Emerging Issues Task Force issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product." EITF 01-09 was effective for Amscan as of January 1, 2002. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provision. As a result of applying the provisions of EITF 01-09, the Company's revenues and costs were each reduced by $524,000 and $1,125,000 for the three and six months ended June 30, 2001, respectively.

Note 3 - Inventories

         Inventories consisted of the following (dollars in thousands):

                                                        June 30,    December 31,
                                                          2002          2001
                                                        --------    -----------

Finished goods .....................................    $ 76,633      $ 65,376
Raw materials ......................................       7,019         5,992
Work-in-process ....................................       5,318         4,520
                                                        --------      --------
                                                          88,970        75,888
Less: reserve for slow moving and obsolete inventory      (3,333)       (3,306)
                                                        --------      --------
                                                        $ 85,637      $ 72,582
                                                        ========      ========

         Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

Note 4 - Income Taxes

         The consolidated income tax expense for the three and six months ended June 30, 2002 and 2001 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 2002 and 2001, respectively. The differences between the consolidated effective income tax rate and the U.S. Federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations.

Note 5 - Comprehensive Income (Loss)

         Comprehensive   income   consisted   of  the   following   (dollars  in
thousands):

                                                                    Three Months Ended           Six Months Ended
                                                                          June 30,                    June 30,
                                                                 ------------------------     -----------------------
                                                                     2002         2001           2002          2001
                                                                     ----         ----           ----          ----
Net income ..................................................     $  3,940      $  2,209      $ 10,171      $  6,084
Net change in cumulative translation adjustment .............        1,168            26           955          (778)
Cumulative effect of a change in accounting principle to
   recognize the fair value of the Company's interest rate
   swap contracts, net of taxes of $(148) ...................         --            --            --            (227)
Change in fair value of the Company's interest rate swap
   contracts, net of taxes of $(146), $(57), $(190) and $3,
   respectively .............................................         (224)          (88)         (291)            5
Change in fair value of the Company's foreign exchange
   contracts, net of taxes of $(275) and $(188), respectively         (422)                       (288)
                                                                  --------      --------      --------      --------
                                                                  $  4,462      $  2,147      $ 10,547      $  5,084
                                                                  ========      ========      ========      ========

         Accumulated  other   comprehensive  loss  consisted  of  the  following
(dollars in thousands):

                                                       June 30,   December 31,
                                                        2002          2001
                                                      ---------   ------------
Cumulative translation adjustment ................     $(1,824)     $(2,779)
Interest rate swap contract qualifying as a hedge,
  net of taxes of $(190) .........................        (291)
Foreign exchange contracts qualifying as hedges,
  net of taxes of $(262) and $(76), respectively .        (402)        (114)
                                                       -------      -------
                                                       $(2,517)     $(2,893)

                                                       =======      =======
Note 6 - Capital Stock

         On March 30, 2001, the Board of Directors authorized 500 shares of preferred stock, $0.10 par value, and designated 100 shares as "Series A Redeemable Convertible Preferred Stock". Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co. (collectively, "GSCP"), for proceeds of $6.0 million. Dividends are cumulative and payable annually at 6% per annum. Such dividends payable on or prior to March 30, 2004, shall be payable in additional shares of Series A Redeemable Convertible Preferred Stock based on a value of $150,000 per share. Subsequent to March 30, 2004, dividends shall be payable, at the option of the Company, either in cash or additional shares of Series A Redeemable Convertible Preferred Stock. As of June 30, 2002, accrued dividends aggregated $95,000 and are included in redeemable convertible preferred stock on the consolidated balance sheet.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

         At June 30, 2002 and December 31, 2001, 42.40 and 40.0 shares of Series
A  Redeemable  Convertible  Preferred  Stock,  respectively,   were  issued  and
outstanding.

         Each share of the Series A Redeemable Convertible Preferred Stock is convertible at the option of the holder at any time, into shares of Common Stock at a conversion price equal to the fair value of the Common Stock at the date the redeemable convertible preferred stock was issued, subject to adjustment for the effects of subsequent common stock splits or stock dividends. At June 30, 2002, the redeemable convertible preferred stock is convertible into Common Stock at a price of $150,000 per common share. As of June 30, 2002, there were
43.04 shares of Common Stock reserved for such conversion.

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

         On January 1, 2002, the Company issued 3.0 shares of restricted Common Stock with an aggregate value of $465,000 to its Executive Vice President, subject to the vesting provisions of an employment agreement.

         In February 2002, the Company issued 96.774 shares of its Common Stock, at a value of $155,000 per share, to American Greetings Corporation in connection with the acquisition of M&D Balloons Inc. (see Note 10).

         At June 30, 2002, of the 1,233.27 shares of Common Stock issued and outstanding, 203.3 shares of redeemable Common Stock were held by employees, of which 6.38 shares (the "Restricted Stock") are subject to the vesting provisions of certain employment agreements with the President and Executive Vice President of the Company. The President's shares of Restricted Stock will vest in June 2003 and the Executive Vice President's shares of Restricted Stock will vest in December 2004. During the three months ended June 30, 2002 and 2001, the Company recorded the amortization of Restricted Stock of $59,000 and $18,000, respectively, as compensation expense, which is included in general and administrative expenses in the Company's consolidated statements of income. During the six months ended June 30, 2002 and 2001, the Company recorded the amortization of Restricted Stock of $118,000 and $30,000, respectively.

         In September 1998, the Company issued warrants to purchase 100,000 shares of Common Stock at $125,000 per share in connection with the acquisition of all the capital stock of Anagram International, Inc. and certain related companies ("Anagram"). The warrants, which were valued at $225,000, were fully exercisable upon issuance and expire on September 17, 2008.

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

Note 7 - Segment Information

Industry Segments
-----------------
         The Company manages its operations as one industry segment which involves the design, manufacture, contract for manufacture and distribution of decorative party goods, metallic balloons, stationery and gift items.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

       The Company's geographic area data is as follows (dollars in thousands):

                                                      Domestic       Foreign    Eliminations   Consolidated
                                                      --------       -------    ------------   ------------

Three Months Ended June 30, 2002
Sales to unaffiliated customers .................     $  81,040     $  13,089                    $  94,129

Sales between geographic areas ..................         6,003                   $  (6,003)          --
                                                      ---------     ---------     ---------      ---------
Net sales .......................................     $  87,043     $  13,089     $  (6,003)     $  94,129
                                                      =========     =========     =========      =========

Income from operations ..........................     $  11,270     $     577                    $  11,847
                                                      =========     =========
Interest expense, net ...........................                                                    5,268
Other expense, net ..............................                                                       48
                                                                                                 ---------
Income before income taxes and minority interests                                                $   6,531
                                                                                                 =========

Long-lived assets, net at June 30, 2002 .........     $ 176,723     $   6,750                    $ 183,473
                                                      =========     =========                    =========


                                                      Domestic       Foreign    Eliminations   Consolidated
                                                      --------       -------    ------------   ------------

Three Months Ended June 30, 2001
Sales to unaffiliated customers .................     $  71,901     $  10,938                    $  82,839
Sales between geographic areas ..................         5,700                   $  (5,700)          --
                                                      ---------     ---------     ---------      ---------
Net sales .......................................     $  77,601     $  10,938     $  (5,700)     $  82,839
                                                      =========     =========     =========      =========

Income from operations ..........................     $   9,204     $     569                    $   9,773
                                                      =========     =========
Interest expense, net ...........................                                                    6,190
Other income, net ...............................                                                      (67)
                                                                                                 ---------
Income before income taxes and minority interests                                                $   3,650
                                                                                                 =========

Long-lived assets, net at June 30, 2001 .........     $ 137,163     $   6,731                    $ 143,894
                                                      =========     =========                    =========


                                                      Domestic       Foreign    Eliminations   Consolidated
                                                      --------       -------    ------------   ------------

Six Months Ended June 30, 2002
Sales to unaffiliated customers .................     $ 164,832     $  25,205                    $ 190,037
Sales between geographic areas ..................        11,285                   $ (11,285)          --
                                                      ---------     ---------     ---------      ---------
Net sales .......................................     $ 176,117     $  25,205     $ (11,285)     $ 190,037
                                                      =========     =========     =========      =========

Income from operations ..........................     $  26,930     $     543                    $  27,473
                                                      =========     =========
Interest expense, net ...........................                                                   10,758
Other income, net ...............................                                                      (22)
                                                                                                 ---------
Income before income taxes and minority interests                                                $  16,737
                                                                                                 =========


                                                      Domestic       Foreign    Eliminations   Consolidated
                                                      --------       -------    ------------   ------------

Six Months Ended June 30, 2001
Sales to unaffiliated customers .................     $ 147,774     $  21,970                    $ 169,744
Sales between geographic areas ..................        12,265                   $ (12,265)          --
                                                      ---------     ---------     ---------      ---------
Net sales .......................................     $ 160,039     $  21,970     $ (12,265)     $ 169,744
                                                      =========     =========     =========      =========

Income from operations ..........................     $  21,435     $   1,421                    $  22,856
                                                      =========     =========
Interest expense, net ...........................                                                   12,765
Other expense, net ..............................                                                       44
                                                                                                 ---------
Income before income taxes and minority interests                                                $  10,047
                                                                                                 =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

Note 8 - Legal Proceedings

         The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.


Note 9 - Recently Adopted Accounting Pronouncements

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No 142"). SFAS No 141 revises the accounting treatment for business combinations to require the use of purchase accounting and prohibit the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No 142 revises the accounting for goodwill to eliminate the amortization of goodwill on transactions consummated after June 30, 2001 and of all other goodwill as of January 1, 2002. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 also requires goodwill and other intangible assets to be assessed for impairment each year and more frequently if circumstances indicate a possible impairment. During the second quarter of 2002, the Company completed the initial impairment test as of January 1, 2002 and no impairment was noted. Had SFAS No. 142 been effective in fiscal year 2001, net income would have been reported as the following amounts (dollars in thousands):

                                                   Three Months             Six Months
                                                      Ended                   Ended
                                                     June 30,                 June 30,
                                                 -------------------     -------------------
                                                   2002        2001        2002        2001
                                                 -------     -------     -------     -------
Reported net income ........................     $ 3,940     $ 2,209     $10,171     $ 6,084
Add back goodwill amortization, net of taxes        --           387        --           782
                                                 -------     -------     -------     -------
Adjusted net income ........................     $ 3,940     $ 2,596     $10,171     $ 6,866
                                                 =======     =======     =======     =======


         Intangible assets, net of amortization, of $915,000 at June 30, 2002 were comprised of licensing agreements which are being amortized using the straight-line method over the lives of the contracts (one to three years with an average life of 2.7 years). Intangible assets at December 31, 2001 were fully amortized and were comprised of patents which were amortized using the straight-line method over three years. Accumulated amortization was $3,155,000 and $3,000,000 at June 30, 2002 and December 31, 2001, respectively. Amortization of intangible assets for the three and six months ended June 30, 2002 was $114,000 and $155,000, respectively. Amortization of intangible assets for the three and six months ended June 30, 2001, was $249,000 and $498,000, respectively. Estimated amortization expense for the years ending December 31, 2002, 2003, and 2004 was $383,000, $456,000 and $231,000, respectively.

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of
Long-Lived Assets" ("SFAS No 144"). SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

and expands the scope of a discontinued operation to include a component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not impact the Company's financial position or results of operations.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force, or EITF, Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date an entity committed to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.


Note 10-Acquisition

         On February 19, 2002, the Company purchased all of the outstanding common stock of M&D Balloons, Inc. ("M&D Balloons"), a Manteno, Illinois-based manufacturer of metallic and plastic balloons, from American Greetings Corporation ("American Greetings") for $27,500,000 plus certain other related costs of $1,047,000. The Company believes that this acquisition will supplement its existing balloon operations. The Company financed the acquisition by borrowing $13,547,000 under its revolving credit facility and issuing 96.774 shares of its Common Stock to American Greetings. American Greetings will continue to distribute metallic balloons under a supply agreement with the Company. The acquisition has been accounted for under the provisions of SFAS No. 141, "Business Combinations" and, accordingly, the operating results of M&D Balloons have been included in the Company's consolidated financial statements since the date of acquisition.

         The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of acquisition. Such allocations are based on studies and valuations that have not yet been completed and will be subject to change in future periods. The excess of the purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets consisting of licensing agreements in the amount of $1,070,000, which are being amortized using the straight-line method over the lives of the contracts (one to three years with an average life of 2.7 years), and goodwill in the amount of $20,292,000, which is not being amortized. The transaction was structured as a purchase of common stock and, accordingly, the amortization of intangible assets is not deductible for income tax purposes.

         The following unaudited pro forma information assumes the M&D Balloons acquisition had occurred on January 1, 2002 and 2001, respectively. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred on January 1, 2001, nor is it indicative of the Company's future results (dollars in thousands):

                                   Three Months              Six Months
                                  Ended June 30,           Ended June 30,
                                  --------------      ------------------------
                                       2001             2002            2001
                                       ----             ----            ----
Net sales ................          $ 88,849          $194,144        $180,564
Net income ...............             2,913            10,564           6,631

         The above amounts reflect adjustments for interest expense from additional borrowings necessary to finance the acquisition and amortization of intangible assets, net of their related income tax effects based upon a pro forma effective tax rate of 39.5%. The unaudited pro forma information gives effect only to adjustments described above and does not reflect management's estimate of any anticipated cost savings or other benefits as a result of the acquisition.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


         During the three and six months ended, June 30, 2002, the Company sold $2,557,000 and $3,516,000, respectively, of metallic balloons and other party goods to American Greetings. Trade accounts receivable from American Greetings at June 30, 2002 were $2,197,000.


Note 11 - Restructuring Charges

         During the second quarter of 2002, the Company incurred charges of $93,000 relating to the consolidation of its domestic distribution operations, which began in 1998 and is scheduled to be completed by the end of 2002. In addition, the Company incurred charges of $93,000 relating to the closure of its distribution facilities in Spain and France which was substantially completed by June 30, 2002 and has resulted in the elimination of 6 positions. The continued consolidation of the Company's distribution facilities may result in additional restructuring charges in subsequent periods.


Note 12 - Initial Public Offering

         On June 13, 2002, the Company filed a registration statement with the Securities and Exchange Commission for an initial public offering of the Common Stock. The filing has not yet become effective. The Company anticipates that, if the offering is completed, it will use the net proceeds it receives to pay existing debt. In addition, the board of directors plans to approve a 10,000 for one stock split of the Common Stock, effective immediately prior to the offering.


Note 13 - Subsequent Event

         On July 3, 2002, the Company entered into an amended revolving loan credit agreement which extended the expiration of its revolving credit facility from December 2002 to December 2003 and reduced the maximum borrowing from $50 million to $40 million (the "Revolving Credit Facility"). The Revolving Credit Facility bears interest, at the option of the Company, at the lenders' prime rate plus, based on performance, a range of 1.25% to 3.50% per annum or at the lenders' reserve adjusted Eurodollar rate plus, based on performance, a range of 1.875% to 4.50% per annum.


Note 14 - Condensed Consolidating Financial Information

         On December 19, 1997, the Company entered into a bank credit agreement ("Bank Credit Facilities") providing for borrowings in the aggregate principal amount of approximately $117,000,000 under a term loan (the "Term Loan") and additional borrowings under the Revolving Credit Facility. The Term Loan was subsequently amended in September 1998 to provide for additional borrowings of $40,000,000 to partially finance the acquisition of Anagram. On December 19, 1997, the Company also issued $110,000,000 aggregate principal amount of 9.875% senior subordinated notes due in December 2007 (the "Notes"). The repayment of the Notes and borrowings under the Bank Credit Facilities are guaranteed jointly and severally, fully and unconditionally, by the wholly-owned domestic subsidiaries of the Company (the "Guarantors").

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

      Guarantor subsidiaries include the following:
     o  Amscan Inc.
     o  Trisar, Inc.
     o  Am-Source, LLC
     o  Anagram International, Inc.
     o  Anagram International Holdings, Inc.
     o  Anagram International, LLC
     o  M&D Balloons, Inc.
     o  SSY Realty Corp.
     o  JCS Realty Corp.
     o  Anagram Eden Prairie Property Holdings LLC

        Non-guarantor subsidiaries ("Non-guarantors") include the following:
     o  Amscan Distributors (Canada) Ltd.
     o  Amscan Holdings Limited
     o  Amscan (Asia-Pacific) Pty. Ltd.
     o  Amscan Partyartikel GmbH
     o  Amscan Svenska AB
     o  Amscan de Mexico, S.A. de C.V.
     o  Anagram International (Japan) Co., Ltd.
     o  Anagram Mexico S. de R.L. de C.V.
     o  Anagram Espana, S.A.
     o  Anagram France S.C.S.

         The following information presents consolidating balance sheets as of June 30, 2002 and December 31, 2001, and the related consolidating statements of income for the three and six months ended June 30, 2002 and 2001, and cash flows for each of the six months ended June 30, 2002 and 2001 for the combined Guarantors and the combined Non-guarantors and elimination entries necessary to consolidate the entities comprising the combined companies.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                           CONSOLIDATING BALANCE SHEET
                                  June 30, 2002
                             (Dollars in thousands)

                                                            Amscan
                                                         Holdings and      Combined
                                                           Combined          Non-
                                                          Guarantors      Guarantors      Eliminations    Consolidated
                                                          ----------      ----------      ------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents ...................       $     780        $   1,420                         $   2,200
     Accounts receivable, net ....................          62,262           11,397                            73,659
     Inventories .................................          75,784           10,637        $    (784)          85,637
     Prepaid expenses and other current assets ...          15,002            2,382                            17,384
                                                         ---------        ---------        ---------        ---------
     Total current assets ........................         153,828           25,836             (784)         178,880
Property, plant and equipment, net ...............          96,533            1,444                            97,977
Intangible assets, net ...........................          71,421            4,992                            76,413
Other assets, net ................................          35,570            2,074          (28,561)           9,083
                                                         ---------        ---------        ---------        ---------
     Total assets ................................       $ 357,352        $  34,346        $ (29,345)       $ 362,353
                                                         =========        =========        =========        =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND
    COMMON STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Loans and notes payable .....................       $  14,000        $    --                           $  14,000
     Accounts payable ............................          38,148            1,414                            39,562
     Accrued expenses ............................          14,847            5,272                            20,119
     Income taxes payable ........................           3,693             -                                3,693
     Current portion of long-term
       obligations ...............................          15,778              147                            15,925
                                                         ---------        ---------        ---------        ---------
     Total current liabilities ...................          86,466            6,833                            93,299
Long-term obligations, excluding
  current portion ................................         264,069              188                           264,257
Deferred income tax liabilities ..................          17,960                                             17,960
Other ............................................           3,513           15,739        $ (16,975)           2,277
                                                         ---------        ---------        ---------        ---------
Total liabilities ................................         372,008           22,760          (16,975)         377,793

Redeemable convertible preferred stock ...........           6,455                                              6,455
Redeemable Common Stock ..........................          30,523                                             30,523

Commitments and Contingencies

Stockholders' (deficit) equity:
     Common Stock ................................                              339             (339)            --
     Additional paid-in capital ..................          15,764              658             (658)          15,764
     Unamortized restricted Common Stock
        award, net ...............................            (441)                                              (441)
     Notes receivable from stockholders ..........            (620)                                              (620)
     (Deficit) retained earnings .................         (63,820)          12,727          (13,511)         (64,604)
     Accumulated other comprehensive loss ........          (2,517)          (2,138)           2,138           (2,517)
                                                         ---------        ---------        ---------        ---------
         Total stockholders' (deficit) equity ....         (51,634)          11,586          (12,370)         (52,418)
                                                         ---------        ---------        ---------        ---------
         Total liabilities, redeemable convertible
             preferred and Common Stock and
             stockholders' (deficit) equity ......       $ 357,352        $  34,346        $ (29,345)       $ 362,353
                                                         =========        =========        =========        =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                           CONSOLIDATING BALANCE SHEET
                                December 31, 2001
                             (Dollars in thousands)

                                                          Amscan
                                                       Holdings and       Combined
                                                         Combined           Non-
                                                        Guarantors       Guarantors      Eliminations     Consolidated
                                                        ----------       ----------      ------------     ------------
ASSETS
Current assets:
     Cash and cash equivalents ...................       $      60        $     956                         $   1,016
     Accounts receivable, net ....................          56,408            8,631                            65,039
     Inventories .................................          65,939            7,414        $    (771)          72,582
     Prepaid expenses and other current assets ...          12,339            1,320                            13,659
                                                         ---------        ---------        ---------        ---------
     Total current assets ........................         134,746           18,321             (771)         152,296
Property, plant and equipment, net ...............          93,420            1,169                            94,589
Intangible assets, net ...........................          51,136            4,849                            55,985
Other assets, net ................................          24,499            4,880          (21,775)           7,604
                                                         ---------        ---------        ---------        ---------
     Total assets ................................       $ 303,801        $  29,219        $ (22,546)       $ 310,474
                                                         =========        =========        =========        =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND
    COMMON STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Loans and notes payable .....................       $     700        $    --                           $     700
     Accounts payable ............................          32,127              956                            33,083
     Accrued expenses ............................          12,178            3,869                            16,047
     Income taxes payable ........................           2,225               73                             2,298
     Current portion of long-term
       obligations ...............................           3,318              137                             3,455
                                                         ---------        ---------        ---------        ---------
     Total current liabilities ...................          50,548            5,035                            55,583
Long-term obligations, excluding
  current portion ................................         278,198              245                           278,443
Deferred income tax liabilities ..................          15,181                                             15,181
Other ............................................             189           14,236        $ (12,072)           2,353
                                                         ---------        ---------        ---------        ---------
Total liabilities ................................         344,116           19,516          (12,072)         351,560

Redeemable convertible preferred stock ...........           6,270                                              6,270
Redeemable Common Stock ..........................          29,949                                             29,949

Commitments and Contingencies

Stockholders' (deficit) equity:
     Common Stock ................................                              339             (339)            --
     Additional paid-in capital ..................             299              658             (658)             299
     Unamortized restricted Common Stock
        award, net ...............................             (94)                                               (94)
     Notes receivable from stockholders ..........            (601)                                              (601)
     (Deficit) retained earnings .................         (73,245)          11,082          (11,853)         (74,016)
     Accumulated other comprehensive loss ........          (2,893)          (2,376)           2,376           (2,893)
                                                         ---------        ---------        ---------        ---------
         Total stockholders' (deficit) equity ....         (76,534)           9,703          (10,474)         (77,305)
                                                         ---------        ---------        ---------        ---------
         Total liabilities, redeemable convertible
             preferred and Common Stock and
             stockholders' (deficit) equity ......       $ 303,801        $  29,219        $ (22,546)       $ 310,474
                                                         =========        =========        =========        =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                        CONSOLIDATING STATEMENT OF INCOME
                    For the Three Months Ended June 30, 2002
                             (Dollars in thousands)



                                                       Amscan
                                                    Holdings and      Combined
                                                      Combined          Non-
                                                     Guarantors      Guarantors     Eliminations    Consolidated
                                                     ----------      ----------     ------------    ------------

Net sales .....................................       $ 84,168        $ 13,089        $ (3,128)       $ 94,129
Cost of sales .................................         55,588           9,436          (3,045)         61,979
                                                      --------        --------        --------        --------
         Gross profit .........................         28,580           3,653             (83)         32,150
Operating expenses:
    Selling expenses ..........................          7,230           1,417                           8,647
    General and administrative expenses .......          7,444           1,566            (240)          8,770
    Art and development costs .................          2,700                                           2,700
    Restructuring charges .....................             93              93                             186
                                                      --------        --------        --------        --------
         Income from operations ...............         11,113             577             157          11,847
Interest expense, net .........................          5,111             157                           5,268
Other (income) expense, net ...................           (426)            (64)            538              48
                                                      --------        --------        --------        --------
         Income before income taxes
           and minority interests .............          6,428             484            (381)          6,531
Income tax expense ............................          2,405             175                           2,580
Minority interests ............................                             11                              11
                                                      --------        --------        --------        --------
         Net income ...........................          4,023             298            (381)          3,940
         Dividend requirement on redeemable
            convertible preferred stock .......             95                                              95
                                                      --------        --------        --------        --------
         Net income applicable to common shares       $  3,928        $    298        $   (381)       $  3,845
                                                      ========        ========        ========        ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                        CONSOLIDATING STATEMENT OF INCOME
                    For the Three Months Ended June 30, 2001
                             (Dollars in thousands)


                                                       Amscan
                                                    Holdings and      Combined
                                                      Combined          Non-
                                                     Guarantors      Guarantors     Eliminations    Consolidated
                                                     ----------      ----------     ------------    ------------

Net sales .....................................       $ 80,499        $ 11,434        $ (9,094)       $ 82,839
Cost of sales .................................         55,129           8,130          (8,733)         54,526
                                                      --------        --------        --------        --------
         Gross profit .........................         25,370           3,304            (361)         28,313
Operating expenses:
    Selling expenses ..........................          6,297           1,375                           7,672
    General and administrative expenses .......          7,261           1,398             (48)          8,611
     Art and development costs ................          2,257                                           2,257
                                                      --------        --------        --------        --------
         Income from operations ...............          9,555             531            (313)          9,773
Interest expense, net .........................          6,018             172                           6,190
Other (income) expense, net ...................           (425)            (17)            375             (67)
                                                      --------        --------        --------        --------
         Income before income taxes
           and minority interests .............          3,962             376            (688)          3,650
Income tax expense ............................          1,392              50                           1,442
Minority interests ............................                             (1)                             (1)
                                                      --------        --------        --------        --------
         Net income ...........................          2,570             327            (688)          2,209
         Dividend requirement on redeemable
            convertible preferred stock .......             90                                              90
                                                      --------        --------        --------        --------
         Net income applicable to common shares       $  2,480        $    327        $   (688)       $  2,119
                                                      ========        ========        ========        ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                        CONSOLIDATING STATEMENT OF INCOME
                     For the Six Months Ended June 30, 2002
                             (Dollars in thousands)



                                                        Amscan
                                                     Holdings and      Combined
                                                       Combined          Non-
                                                      Guarantors      Guarantors       Eliminations     Consolidated
                                                      ----------      ----------       ------------     ------------

Net sales .....................................       $ 176,968        $  25,205        $ (12,136)       $ 190,037
Cost of sales .................................         117,710           18,068          (12,123)         123,655
                                                      ---------        ---------        ---------        ---------
         Gross profit .........................          59,258            7,137              (13)          66,382
Operating expenses:
    Selling expenses ..........................          13,934            2,892                            16,826
    General and administrative expenses .......          13,792            3,609             (480)          16,921
    Art and development costs .................           4,976                                              4,976
    Restructuring charges .....................              93               93                               186
                                                      ---------        ---------        ---------        ---------
         Income from operations ...............          26,463              543              467           27,473
Interest expense, net .........................          10,442              316                            10,758
Other (income) expense, net ...................            (609)              (6)             593              (22)
                                                      ---------        ---------        ---------        ---------
         Income before income taxes
           and minority interests .............          16,630              233             (126)          16,737
Income tax expense ............................           6,446              165                             6,611
Minority interests ............................                              (45)                              (45)
                                                      ---------        ---------        ---------        ---------
         Net income ...........................          10,184              113             (126)          10,171
         Dividend requirement on redeemable
            convertible preferred stock .......             185                                                185
                                                      ---------        ---------        ---------        ---------
         Net income applicable to common shares       $   9,999        $     113        $    (126)       $   9,986
                                                      =========        =========        =========        =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                        CONSOLIDATING STATEMENT OF INCOME
                     For the Six Months Ended June 30, 2001
                             (Dollars in thousands)


                                                       Amscan
                                                    Holdings and       Combined
                                                      Combined           Non-
                                                     Guarantors       Guarantors       Eliminations    Consolidated
                                                     ----------       ----------       ------------    ------------

Net sales .....................................       $ 162,344        $  21,981        $ (14,581)       $ 169,744
Cost of sales .................................         108,882           15,213          (14,252)         109,843
                                                      ---------        ---------        ---------        ---------
         Gross profit .........................          53,462            6,768             (329)          59,901
Operating expenses:
    Selling expenses ..........................          12,897            2,670                            15,567
    General and administrative expenses .......          14,555            2,677              (96)          17,136
     Art and development costs ................           4,342                                              4,342
                                                      ---------        ---------        ---------        ---------
         Income from operations ...............          21,668            1,421             (233)          22,856
Interest expense, net .........................          12,438              327                            12,765
Other (income) expense, net ...................            (841)              47              838               44
                                                      ---------        ---------        ---------        ---------
         Income before income taxes
           and minority interests .............          10,071            1,047           (1,071)          10,047
Income tax expense ............................           3,658              311                             3,969
Minority interests ............................                               (6)                               (6)
                                                      ---------        ---------        ---------        ---------
         Net income ...........................           6,413              742           (1,071)           6,084
         Dividend requirement on redeemable
            convertible preferred stock .......              90                                                 90
                                                      ---------        ---------        ---------        ---------
         Net income applicable to common shares       $   6,323        $     742        $  (1,071)       $   5,994
                                                      =========        =========        =========        =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 2002
                             (Dollars in thousands)



                                                                   Amscan Holdings    Combined
                                                                    and Combined        Non-
                                                                     Guarantors      Guarantors     Eliminations    Consolidated
                                                                     ----------      ----------     ------------    ------------

Cash flows from operating activities:
   Net income .................................................       $ 10,184        $    113        $   (126)       $ 10,171
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization ...........................          6,411             187                           6,598
      Amortization of deferred financing costs ................            536                                             536
      Provision for doubtful accounts .........................            481             634                           1,115
      Amortization of restricted Common Stock award ...........            118                                             118
      Deferred income tax provision ...........................          3,227                                           3,227
      Changes in operating assets and liabilities, net of
         acquisition:
            Increase in accounts receivable ...................         (2,854)         (2,849)                         (5,703)
            (Increase) decrease in inventories ................         (5,676)         (1,316)             13          (6,979)
            Increase in prepaid expenses and other current
               assets, net ....................................         (3,149)           (920)                         (4,069)
            Increase in accounts payable, accrued expenses
               and income taxes payable .......................          5,130           1,560                           6,690
       Other, net .............................................         (4,021)          2,793             113          (1,115)
                                                                      --------        --------        --------        --------
            Net cash provided by operating activities .........         10,387             202            --            10,589

Cash flows from investing activities:
   Cash paid in connection with the acquisition ...............        (13,547)                                        (13,547)
   Capital expenditures .......................................         (7,405)           (205)                         (7,610)
   Proceeds from disposal of property and equipment ...........                             34                              34
                                                                      --------        --------        --------        --------
            Net cash used in investing activities .............        (20,952)           (171)                        (21,123)

Cash flows from financing activities:
   Proceeds from loans, notes payable and
         long-term obligations, ...............................         13,300                                          13,300
   Repayment of loans, notes payable and
         long-term obligations ................................         (1,669)             (6)                         (1,675)
                                                                      --------        --------        --------        --------
            Net cash provided by (used in) financing activities         11,631              (6)           --            11,625
Effect of exchange rate changes on cash .......................           (328)            421                              93
                                                                      --------        --------        --------        --------
            Net increase in cash and cash equivalents .........            738             446                           1,184
Cash and cash equivalents at beginning of period ..............             42             974                           1,016
                                                                      --------        --------        --------        --------
Cash and cash equivalents at end of period ....................       $    780        $  1,420        $   --          $  2,200
                                                                      ========        ========        ========        ========


                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 2001
                             (Dollars in thousands)


                                                              Amscan Holdings    Combined
                                                               and Combined        Non-
                                                                Guarantors      Guarantors     Eliminations     Consolidated
                                                                ----------      ----------     ------------     ------------

Cash flows from operating activities:
   Net income ............................................       $  6,413        $    742        $ (1,071)       $  6,084
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization ......................          7,435             284                           7,719
      Amortization of deferred financing costs ...........            499                                             499
      Provision for doubtful accounts ....................            919              68                             987
      Amortization of restricted Common Stock award ......             30                                              30
      Deferred income tax provision ......................            231                                             231
      Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable ...         (3,620)             10                          (3,610)
            Decrease (increase) in inventories ...........          3,071          (3,244)            329             156
            Increase in prepaid expenses and other current
               assets, net ...............................         (1,225)           (376)                         (1,601)
            Increase (decrease) in accounts payable,
               accrued expenses and income taxes payable..          3,690            (529)                          3,161
       Other, net ........................................         (6,232)          3,777             742          (1,713)
                                                                 --------        --------        --------        --------
            Net cash provided by operating activities ....         11,211             732            --            11,943

Cash flows from investing activities:
      Capital expenditures ...............................        (14,944)           (166)                        (15,110)
                                                                 --------        --------                        --------
            Net cash used in investing activities ........        (14,944)           (166)                        (15,110)


Cash flows from financing activities:
   Proceeds from issuance of redeemable convertible
        preferred stock ..................................          6,000                                           6,000
   Repayment of loans, notes payable and long-term
       obligations .......................................         (2,556)            (73)                         (2,629)
   Other .................................................           (310)            305                              (5)
                                                                 --------        --------        --------        --------
            Net cash provided by financing activities ....          3,134             232            --             3,366
Effect of exchange rate changes on cash ..................             75            (615)                           (540)
                                                                 --------        --------        --------        --------
            Net (decrease) increase in cash and cash
                        equivalents ......................           (524)            183                            (341)
Cash and cash equivalents at beginning of period .........            559             910                           1,469
                                                                 --------        --------        --------        --------
Cash and cash equivalents at end of period ...............       $     35        $  1,093        $   --          $  1,128
                                                                 ========        ========        ========        ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Percentage of Net Sales

                                                             Three Months Ended June 30,
                                                             ---------------------------
                                                                 2002           2001
                                                               -------        -------
Net sales................................................        100.0%         100.0%
Cost of sales............................................         65.8           65.8
                                                               -------        -------
       Gross profit .....................................         34.2           34.2
Operating expenses:
    Selling expenses.....................................          9.2            9.3
    General and administrative expenses..................          9.3           10.4
    Art and development costs............................          2.9            2.7
    Restructuring charges................................          0.2
                                                               -------        -------
       Total operating expenses..........................         21.6           22.4
                                                               -------        -------
       Income from operations............................         12.6           11.8
Interest expense, net....................................          5.6            7.5
Other expense (income), net..............................          0.1           (0.1)
                                                               -------        -------
       Income before income taxes and minority interests           6.9            4.4
Income tax expense.......................................          2.7            1.7
Minority interests.......................................
                                                               -------        -------
       Net income........................................          4.2%           2.7%
                                                               =======        =======

         Net sales of $94.1 million for the three months ended June 30, 2002 were $11.3 million higher than net sales for the three months ended June 30, 2001. During the second quarter of 2002, the Company's sales of printed ensembles,  solid  color  tableware  and  other  party  goods  to  the  national superstore distribution channel grew by 3.3%. The Company's specialty sales force, which brings party goods and related gift products to card and gift stores and other independent retailers, achieved 56.4% sales growth during the second quarter of 2002, contributing $8.3 million to net sales. Net sales from contract manufacturing during the second quarter increased by $1.9 million when compared to the second quarter of 2001. In addition, net sales for the second quarter of 2002 included $5.3 million as a result of the February 2002 acquisition of M&D Balloons, Inc. ("M&D Balloons") (See Liquidity and Capital Resources).

         Gross profit for the second quarter of 2002 of 34.2% was consistent with that of the second quarter of 2001 as the incremental margin achieved as a result of increased sales was offset by lower margin attributable to product mix and a higher effective rate of sales incentives.

         Selling expenses of $8.6 million for the three months ended June 30, 2002 were $1.0 million higher than in the corresponding period in 2001 principally due to the inclusion of the operating results of M&D Balloons and the continued development of the Company's specialty sales force. Selling expenses, as a percentage of net sales, decreased from 9.3% to 9.2%, reflecting the increase in net sales and the maturation of the specialty sales force.

         General and administrative expenses of $8.8 million for the three months ended June 30, 2002 represents a decrease of $0.2 million as compared to the corresponding period in 2001. The net decrease in general and administrative expenses reflects the elimination of goodwill amortization in 2002, which amortization totaled $0.6 million during the second quarter of 2001, partially offset by the inclusion of the operating results of M&D Balloons and higher employee wages. As a percentage of sales, general and administrative expenses decreased by 1.1%, to 9.3%.

         Art and development costs of $2.7 million for the second quarter of 2002 were $0.4 million higher than in the second quarter of 2001, principally due to an increase of staff and higher wages and the inclusion of the operating results of M&D Balloons.

         During the second quarter of 2002, the Company incurred charges of $0.1 million relating to the consolidation of its domestic distribution operations, which began in 1998 and is scheduled to be completed by the end of 2002. In addition, the Company incurred charges of $0.1 million relating to the closure of its distribution facilities in Spain and France which was substantially completed by June 30, 2002 and has resulted in the elimination of 6 positions. The continued consolidation of the Company's distribution facilities may result in additional restructuring charges in subsequent periods.

         Interest expense, net, of $5.3 million for the second quarter of 2002 was $0.9 million lower than in the corresponding period in 2001 and reflects a lower average interest rate (6.8% in 2002 versus 8.7% in 2001), partially offset by the impact of higher average borrowings.

         Income taxes for the second quarter of 2002 and 2001 were based upon estimated consolidated effective income tax rates of 39.5% for the years ending December 31, 2002 and 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Percentage of Net Sales

                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                                    2002             2001
                                                                  ------           ------
 Net sales ...............................................         100.0%           100.0%
 Cost of sales ...........................................          65.1             64.7
                                                                  ------           ------
        Gross profit .....................................          34.9             35.3
 Operating expenses:
     Selling expenses ....................................           8.8              9.2
     General and administrative expenses .................           8.9             10.1
     Art and development costs ...........................           2.6              2.6
     Restructuring charges ...............................           0.1
                                                                  ------           ------
        Total operating expenses .........................          20.4             21.9
                                                                  ------           ------
        Income from operations ...........................          14.5             13.4
 Interest expense, net ...................................           5.7              7.5
 Other (income) expense, net .............................
                                                                  ------           ------
        Income before income taxes and minority interests            8.8              5.9
 Income tax expense ......................................           3.4              2.3
 Minority interests ......................................
                                                                  ------           ------
        Net income .......................................           5.4%             3.6%
                                                                  ======           ======

         Net sales of $190.0 million for the six months ended June 30, 2002 were $20.3 million higher than net sales for the six months ended June 30, 2001. During the six months ended June 30, 2002, the Company's sales of printed ensembles, solid color tableware and other party goods to the national superstore distribution channel grew by 8.2%. The Company's specialty sales force, which brings party goods and related gift products to the independent retail distribution channel, achieved 56.1% sales growth during the six months ended June 30, 2002, contributing $17.9 million to net sales. Net sales for the six months ended June 30, 2002 also included $7.5 million as a result of the February 2002 acquisition of M&D Balloons (See Liquidity and Capital Resources). These net sales gains were partially offset by a decline in net sales to craft stores and mass merchants.

         Gross profit for the six months ended June 30, 2002 of 34.9% was 0.4% lower than during the first half of 2001 as incremental margins achieved as a result of higher sales were more than offset by the impact of product mix, particularly solid color tableware and a higher effective rate of sales incentives.

         Selling expenses of $16.8 million for the six months ended June 30, 2002 were $1.3 million higher than in the corresponding period in 2001 principally due to the inclusion of the operating results of M&D Balloons and the continued development of the Company's specialty sales force. Selling expenses, as a percentage of net sales, decreased from 9.2% to 8.8%, reflecting the increase in net sales and the maturation of the specialty sales force.

         General and administrative expenses of $16.9 million for the six months ended June 30, 2002 represents a decrease of $0.2 million as compared to the corresponding period in 2001. The net decrease in general and administrative expenses reflects the elimination of goodwill amortization in 2002, which amortization totaled $1.3 million during the first half of 2001, partially offset by the inclusion of the operating results of M&D Balloons and higher employee wages. As a percentage of sales, general and administrative expenses decreased by 1.2% to 8.9%.

         Art and development costs of $5.0 million for the six months ended June 30, 2002 were $0.6 million higher than in the first half of 2001, principally due to an increase in staff and higher employee wages and the inclusion of the operating results of M&D Balloons.

         During the six months ended June 30, 2002, the Company incurred charges of $0.1 million relating to the consolidation of its domestic distribution operations, which began in 1998 and is scheduled to be completed by the end of 2002. In addition, the Company incurred charges of $0.1 million relating to the closure of its distribution facilities in Spain and France which was substantially completed by June 30, 2002 and has resulted in the elimination of 6 positions. The continued consolidation of the Company's distribution facilities may result in additional restructuring charges in subsequent periods.

         Interest expense, net, of $10.8 million for the six months ended June 30, 2002 was 2.0 million lower than in the corresponding period in 2001 and reflects a lower average interest rate (6.8% in 2002 versus 8.9% in 2001), partially offset by the impact of higher average borrowings.

         Income taxes for the six months ended June 30, 2002 and 2001 were based upon estimated consolidated effective income tax rates of 39.5% for the years ending December 31, 2002 and 2001.

Liquidity and Capital Resources
-------------------------------

         At June 30, 2002, the Company had an outstanding Term Loan of $148.9 million provided under a bank credit agreement (the "Bank Credit Facilities"), together with senior subordinated notes of $110.0 million (the "Notes")
(collectively, the "Financings"). The Term Loan matures in December 2004 and provides for amortization (in quarterly installments) of one percent of the principal amount thereof per year for the first five years and 32.3% and 62.7% of the principal amount thereof in the sixth and seventh years, respectively. The Term Loan bears interest, at the option of the Company, at the lenders' prime rate plus 1.625% per annum or at the lenders' reserve adjusted Eurodollar rate plus 2.625% per annum. At June 30, 2002, the floating interest rate on the Term Loan was 4.52%. The Notes bear interest at a rate of 9.875% per annum and mature in December 2007. The Company is required to make prepayments on the Bank Credit Facilities based upon the net proceeds from certain asset sales, the issuances of certain debt and equity securities and insurance or condemnation awards, as well as based on annual cash flows, as defined.

         The Bank Credit Facilities, as amended on July 3, 2002, also provide for revolving loan borrowings of up to $40 million (the "Revolving Credit Facility"). The Revolving Credit Facility bears interest, at the option of the Company, at the lenders' prime customary base rate plus, based on performance, a range of 1.25% to 3.50% per annum or at the lenders' reserve adjusted Eurodollar rate plus, based on performance, a range of 1.875% to 4.50% per annum. At June 30, 2002, the Company had borrowing capacity of approximately $19.0 million under the terms of the Revolving Credit Facility, as amended. The Revolving Credit Facility requires the Company to maintain certain financial ratios including, at June 30, 2002, minimum consolidated earnings before interest taxes, depreciation and amortization ("EBITDA") of $58,500,000 for the four fiscal quarters ended June 30, 2002, a ratio of consolidated EBITDA to consolidated fixed charges (principally includes capital expenditures, scheduled debt payments, cash interest and income tax payments) equal to or greater than 1.10 to 1.00 for the four fiscal quarters ended June 30, 2002 and a ratio of consolidated debt to EBITDA of not more than 4.80 to 1.00 for the four fiscal quarters ended June 30, 2002 and making annual capital expenditures of not more than $15,000,000 plus any unused 2001 capital expenditure limit up to an additional $7,500,000.

         In addition to the Revolving Credit Facility, the Company has a $400,000 Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate and expires on June 15, 2003, a $1.0 million British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on June 1, 2003 and a $1.0 million revolving credit facility which bears interest at LIBOR plus 1.0% and expires on January 31, 2003. No borrowings were outstanding under these revolving credit facilities at June 30, 2002.

         The Company financed the costs to purchase property and construct a new domestic distribution facility with a total cost of $30.1 million during the fourth quarter of 2001, using borrowings under its Revolving Credit Facility, the proceeds from the issuance of the Series A Redeemable Convertible Preferred Stock of $6.0 million (noted below) and long-term borrowings consisting of a first and second lien mortgage note of $10.0 million each with a financial institution and the New York State Job Development Authority, respectively. The first lien mortgage note bears interest at LIBOR plus 2.75%. However, the Company has utilized an interest rate swap agreement to effectively fix the loan rate at 8.40% for the term of the loan. The second lien mortgage note bears interest at a rate 4.75%, subject to change under certain conditions. Both notes are for a term of 96 months and require monthly payments based on a 180-month amortization period with balloon payments upon maturity in January 2010. The Company has amended and restated its Bank Credit Facilities to provide for, among other things, the additional borrowings and capital expenditures for the construction of the facility.

         On March 30, 2001, the Board of Directors authorized 500 shares of preferred stock, $0.10 par value, and designated 100 shares as Series A
Redeemable Convertible Preferred Stock. Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP for proceeds of $6.0 million. Dividends are cumulative and payable annually at 6% per annum. Such dividends payable on or prior to March 30, 2004 shall be payable in additional shares of Series A Redeemable Convertible Preferred Stock based on a value of $150,000 per share. Subsequent to March 30, 2004, dividends shall be payable at the option of the Company either in cash or additional shares of Series A Redeemable Convertible Preferred Stock. Annual dividends were distributed in additional shares of Series A Redeemable Convertible Preferred Stock on March 30, 2002. At June 30, 2002, 42.40 shares of Series A Redeemable Convertible Preferred Stock were issued and outstanding.

         The Company has several non-cancelable operating leases principally for office, distribution and manufacturing facilities, showrooms and warehouse equipment. These leases expire on various dates through 2017 and generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance. Rent expense for the three and six months ended June 30, 2002, totaled $2.4 million and $5.4 million, respectively. The minimum lease payments currently required under non-cancelable operating leases for the year ending December 31, 2002, approximate $11.8 million.

         On February 19, 2002, the Company purchased all of the outstanding common stock of M&D Balloons, a Manteno, Illinois-based manufacturer of metallic and plastic balloons, from American Greetings Corporation ("American Greetings") for $27.5 million plus related costs. The Company financed the acquisition by borrowing $13.5 million under its Revolving Credit Facility and issuing 96.774 shares of its Common Stock to American Greetings, at a value of $155,000 per share. American Greetings will continue to distribute metallic balloons under a supply agreement with the Company.

         On June 13, 2002, the Company filed a registration statement with the Securities and Exchange Commission for an initial public offering of the Common Stock. The filing has not yet become effective. The Company anticipates that, if the offering is completed, it will use the net proceeds it receives to pay existing debt. In addition, the board of directors plans to approve a 10,000 for one stock split of the Common Stock, effective immediately prior to the offering.

         Based upon the current level of operations and anticipated growth, the Company anticipates that its operating cash flow, together with available borrowings under the Revolving Credit Facility will be adequate to meet its anticipated future requirements for working capital and operating expenses for at least the next 12 months. Scheduled debt payments for the years ended December 31, 2002 and 2003 total $3.5 million and $52.3 million, respectively, with increasing amounts thereafter. The Company is exploring a number of options to repay or refinance these debt maturities. The Company has had good access to capital markets and expects to repay or refinance these debt maturities as they become due. However, the Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness and to satisfy its other obligations will depend upon several factors including the volatility of capital markets and the Company's future performance, which, to a certain extent, will be subject to general economic, financial, competitive, business and other factors beyond its control.

         The Financings may affect the Company's ability to make future capital expenditures and potential acquisitions. However, management believes that current asset levels provide adequate capacity to support its operations for at least the next 12 months. At June 30, 2002, the Company did not have material commitments for capital expenditures or other acquisitions.

Cash Flow Data - Six Months Ended June 30, 2002 Compared Six Months Ended June 30, 2001

         Net cash provided by operating activities during the six months ended June 30, 2002 and 2001, totaled $10.6 million and $11.9 million, respectively. Net cash flow provided by operating activities before changes in operating assets and liabilities for the six months ended June 30, 2002 and 2001, was $21.8 million and $15.6 million, respectively. Changes in operating assets and liabilities for the six months ended June 30, 2002 and 2001, resulted in the use of cash of $11.2 million and $3.7 million, respectively. The changes in operating assets and liabilities principally reflect an increase in accounts receivable and inventories, net of a corresponding increase in accounts payable, consistent with the growth in operations. In addition, the increase in prepaid expenses and other current assets for the six months ended June 30, 2002 was higher than the prior period's figure primarily due to deposits on equipment relating to the outfitting of the newly constructed domestic distribution facility.

         Net cash used in investing activities during the six months ended June 30, 2002 of $21.1 million consisted of $13.5 million relating to the acquisition of M&D Balloons and $7.6 million of costs associated with the new domestic distribution facility as well as additional investments in data processing and manufacturing equipment. During the six months ended June 30, 2001, net cash used in investing activities of $15.1 million included payments of $10.5 million associated with the construction of the new domestic distribution facility and additional investments primarily in manufacturing equipment.

         During the six months ended June 30, 2002, net cash provided by financing activities of $11.6 million included proceeds from short-term borrowings, including $13.5 million used to finance the acquisition of M&D Balloons, partially offset by the scheduled payments of the Term Loan and other long-term obligations. During the comparable period in 2001, net cash provided by financing activities was $3.4 million and primarily consisted of proceeds from the issuance of the Series A Redeemable Convertible Preferred Stock totaling $6.0 million partially offset by payments made against the Term Loan and other long-term obligations.

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

"Safe Harbor" Statement under Private Securities Litigation Reform Act of 1995

         This report includes "forward-looking statements" within the meaning of various provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, including any changes to operations, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. Actual results may differ materially from those discussed. Whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to (1) the concentration of sales by the Company to party goods superstores where the reduction of purchases by a small number of customers could materially reduce the Company's sales and profitability, (2) the concentration of the Company's credit risk in party goods superstores, several of which are privately held and have expanded rapidly in recent years, (3) the failure by the Company to anticipate changes in tastes and preferences of party goods retailers and consumers, (4) introduction of new product lines by the Company, (5) the introduction of new products by the Company's competitors, (6) the inability of the Company to increase prices to recover fully future increases in raw material prices, especially increases in paper prices, (7) the loss of key employees, (8) changes in general business conditions, (9) other factors which might be described from time to time in the Company's filings with the Commission and (10) other factors which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and the actual results or developments anticipated by the Company may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company or its business or operations. Although the Company believes that it has the product offerings and resources needed for continued growth in revenues and margins, future revenue and margin trends cannot be reliably predicted. Changes in such trends may cause the Company to adjust its operations in the future. Because of the foregoing and other factors, recent trends should not be considered reliable indicators of future financial results. In addition, the highly leveraged nature of the Company may impair its ability to finance its future operations and capital needs and its flexibility to respond to changing business and economic conditions and business opportunities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we utilize interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended June 30, 2002 and 2001, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes would have decreased, by $0.8 million and $0.4 million, respectively. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the six months ended June 30, 2002 and 2001, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes would have decreased, by $1.7 million and $0.9 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

         Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $0.4 million and $0.3 million for the three months ended June 30, 2002 and 2001, respectively. A uniform 10% strengthening in the value of the dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $0.7 million in each of the six month periods ended June 30, 2002 and 2001, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.



                                     Part II

Item 1.     Legal Proceedings

         The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.


Item 6.     Exhibits and Reports on Form 8-K

         a)  Exhibits

     4(i) Third Amendment to Amended and Restated Revolving Loan Credit Agreement, dated as of July 3, 2002, by and among the Registrant, the financial institutions parties thereto, Goldman, Sachs Credit Partners L.P., as arranger and syndication agent, and Fleet National Bank, as administrative agent.

     99 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



         b)   Reports on Form 8-K

A Current Report on Form 8-K dated May 24, 2002, was filed responding to Item 5. On May 24, 2002, Amscan issued a press release announcing that it had begun reviewing options available to it to effect a recapitalization of the Company.

A Current Report on Form 8-K dated June 13, 2002,  was filed  responding to Item
5. On June 13, 2002, Amscan issued a press release announcing that it had filed a registration statement with the Securities and Exchange Commission for an underwritten public offering of shares of its common stock.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AMSCAN HOLDINGS, INC.


                                     By:  /s/ Michael A. Correale
                                         --------------------------
                                          Michael A. Correale
                                          Vice President
                                          (on behalf of the registrant and
Date: August 14, 2002                     as principal financial and accounting
      ---------------                     officer)