Form 10-Q
period 2002-09-30
AMSCAN HOLDINGS INC
filed 2002-11-15
CIK 1024729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 F O R M 10 - Q



[X] QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarterly Period Ended September 30, 2002


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

       Yes  X      No
          -----      -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

       Yes          No  X
          -----       -----


As of November 14, 2002, 1,233.27 shares of Registrant's common stock, par value $0.10 ("Common Stock"), were outstanding.

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-Q

                               September 30, 2002

                                Table of Contents



                                     Part I                                 Page

Item 1     Financial Statements  (Unaudited)

           Consolidated Balance Sheets at September 30, 2002 and
              December 31, 2001.............................................. 3

           Consolidated Statements of Income for the Three and Nine
              Months Ended September 30, 2002 and 2001....................... 4

           Consolidated Statement of Stockholders' Deficit for the
              Nine Months Ended September 30, 2002........................... 5

           Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 2002 and 2001....................... 6

           Notes to Consolidated Financial Statements........................ 8

Item 2     Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................... 24

Item 3     Quantitative and Qualitative Disclosures About Market Risk....... 29

Item 4     Controls and Procedures.......................................... 30


                                     Part II

Item 6     Exhibits and Reports on Form 8-K................................. 30

Signature  ................................................................. 31

Certification by Chief Executive Officer.................................... 32

Certification by Chief Financial Officer.................................... 33

                              AMSCAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts )

                                                                           September 30,  December 31,
                                                                                2002          2001
                                                                           -------------  ------------
                                                                            (Unaudited)      (Note)
                                     ASSETS
Current assets:
    Cash and cash equivalents .........................................     $   1,952      $   1,016
    Accounts receivable, net of allowances ............................        81,139         65,039
    Inventories, net of allowances ....................................        87,969         72,582
    Prepaid expenses and other current assets .........................        15,726         13,659
                                                                            ---------      ---------
         Total current assets .........................................       186,786        152,296
Property, plant and equipment, net ....................................        98,021         94,589
Goodwill, net .........................................................        76,419         55,985
Notes receivable from officers ........................................         1,915          1,577
Other assets, net .....................................................         8,159          6,027
                                                                            ---------      ---------
         Total assets .................................................     $ 371,300      $ 310,474
                                                                            =========      =========

         LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND COMMON STOCK
                          AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Short-term obligations ............................................     $  17,000      $     700
    Accounts payable ..................................................        39,252         33,083
    Accrued expenses ..................................................        22,845         16,047
    Income taxes payable ..............................................         1,552          2,298
    Current portion of long-term obligations ..........................        34,026          3,455
                                                                            ---------      ---------
         Total current liabilities ....................................       114,675         55,583
Long-term obligations, excluding current portion ......................       245,268        278,443
Deferred income tax liabilities .......................................        19,225         15,181
Other .................................................................         2,312          2,353
                                                                            ---------      ---------
         Total liabilities ............................................       381,480        351,560

Redeemable convertible preferred stock ($0.10 par value; 43.67 shares authorized; 42.4 and 40.0 shares issued and
    outstanding) ......................................................         6,550          6,270
Redeemable Common Stock ...............................................        30,523         29,949

Commitments and Contingencies

Stockholders' deficit:
    Common Stock ($0.10 par value; 3,000.00 shares authorized;
        1,233.27 and 1,133.49 shares issued and outstanding) ..........           --             --
    Additional paid-in capital ........................................        14,910            299
    Unamortized restricted Common Stock awards, net ...................          (382)           (94)
    Notes receivable from stockholders ................................          (629)          (601)
    Deficit ...........................................................       (58,409)       (74,016)
    Accumulated other comprehensive loss ..............................        (2,743)        (2,893)
                                                                            ---------      ---------
         Total stockholders' deficit ..................................       (47,253)       (77,305)
                                                                            ---------      ---------
         Total liabilities, redeemable convertible preferred and Common
           Stock and stockholders' deficit ............................     $ 371,300      $ 310,474
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

                              AMSCAN HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)


                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                          -------------                 -------------
                                                       2002           2001           2002           2001
                                                       ----           ----           ----           ----

Net sales .....................................     $ 100,226      $  87,699      $ 290,263      $ 257,443
Cost of sales .................................        65,761         57,416        189,416        167,259
                                                    ---------      ---------      ---------      ---------
         Gross profit .........................        34,465         30,283        100,847         90,184

Operating expenses:
   Selling expenses ...........................         8,984          8,337         25,810         23,904
   General and administrative expenses ........         8,248          9,830         25,169         26,966
   Art and development costs ..................         2,486          2,139          7,462          6,481
   Restructuring charges ......................           610                           796
                                                    ---------      ---------      ---------      ---------
         Total operating expenses .............        20,328         20,306         59,237         57,351
                                                    ---------      ---------      ---------      ---------
         Income from operations ...............        14,137          9,977         41,610         32,833

Interest expense, net .........................         5,430          6,001         16,188         18,766
Other (income) expense, net ...................          (364)           (24)          (386)            20
                                                    ---------      ---------      ---------      ---------
         Income before income taxes and
            minority interests ................         9,071          4,000         25,808         14,047

Income tax expense ............................         3,583          1,580         10,194          5,549
Minority interests ............................            52             29              7             23
                                                    ---------      ---------      ---------      ---------
         Net income ...........................         5,436          2,391         15,607          8,475
         Dividend requirement on redeemable
            convertible preferred stock .......            95             90            280            180
                                                    ---------      ---------      ---------      ---------
         Net income applicable to common shares     $   5,341      $   2,301      $  15,327      $   8,295
                                                    =========      =========      =========      =========

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      Nine Months Ended September 30, 2002
                             (Dollars in thousands)
                                   (Unaudited)


                                                                     Unamortized
                                                                      Restricted
                                                Common                  Common      Notes               Accumulated
                                                Stock     Additional    Stock    Receivable                Other
                                     Common       Par      Paid-in      Awards      from                Comprehensive
                                     Shares      Value     Capital       Net     Stockholders  Deficit      Loss        Total
                                     ------      -----     -------       ---     ------------  -------      ----        -----

Balance at December 31, 2001 ...      1,133   $     --    $    299    $    (94)   $   (601)   $(74,016)   $ (2,893)   $(77,305)

Net income .....................                                                                15,607                  15,607
Net change in cumulative
  translation adjustment .......                                                                               945         945
Change in fair value of interest
   rate swap and foreign
  exchange contracts, net of
  taxes (see Note 5) ...........                                                                              (795)       (795)
                                                                                                                      --------
    Comprehensive income .......                                                                                        15,757
Issuance of Common Stock in
  connection with acquisition ..         97                 15,000         --                                           15,000
Grant of restricted Common
  Stock award ..................          3                    465        (465)                                            --
Redeemable convertible
  preferred stock dividends ....                              (280)                                                       (280)
Amortization of restricted
  Common Stock awards ..........                                           177                                             177
Accretion of interest income on
  notes receivable from
  stockholders .................                                                       (28)                                (28)


   Increase in redeemable Common
   Stock due to vesting of
   restricted Common Stock
     award .....................                              (574)                                                       (574)
                                   --------   ---------   --------    --------    --------    --------    --------    --------

Balance at September 30, 2002 ..      1,233   $     --    $ 14,910    $   (382)   $   (629)   $(58,409)   $ (2,743)   $(47,253)
                                   ========   =========   ========    ========    ========    ========    ========    ========

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                           2002          2001
                                                                                           ----          ----
Cash flows from operating activities:
   Net income ......................................................................     $ 15,607      $  8,475
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ................................................        9,852        11,722
      Amortization of deferred financing costs .....................................          843           748
      Amortization of restricted Common Stock awards ...............................          177           222
      Provision for doubtful accounts ..............................................        1,462         3,100
      Deferred income tax expense ..................................................        4,462           481
      Gain on disposal of equipment ................................................         (311)
      Changes in operating assets and liabilities, net of acquisition:
         Increase in accounts receivable ...........................................      (13,530)      (11,757)
         Increase in inventories ...................................................       (9,311)       (2,162)
         Increase in prepaid expenses and other current assets .....................       (2,390)       (2,010)
         Increase in accounts payable, accrued expenses and income taxes payable ...        7,028         4,363
      Other, net ...................................................................       (2,042)       (3,551)
                                                                                         --------      --------
         Net cash provided by operating activities .................................       11,847         9,631

Cash flows from investing activities:
   Cash paid in connection with acquisition ........................................      (13,547)
   Capital expenditures ............................................................      (11,396)      (27,157)
   Proceeds from disposal of property and equipment ................................          515
                                                                                         --------      --------
         Net cash used in investing activities .....................................      (24,428)      (27,157)

Cash flows from financing activities:
   Proceeds from issuance of redeemable convertible preferred stock ................                      6,000
   Proceeds from short-term obligations ............................................       16,300        14,665
   Repayment of loans, notes payable and long-term obligations .....................       (2,535)       (3,138)
   Proceeds from the exercise of common stock options ..............................                         41
   Payments received on notes receivable from stockholders .........................                          9
                                                                                         --------      --------
         Net cash provided by financing activities .................................       13,765        17,577
Effect of exchange rate changes on cash and cash equivalents .......................         (248)         (557)
                                                                                         --------      --------
         Net increase (decrease) in cash and cash equivalents ......................          936          (506)
Cash and cash equivalents at beginning of period ...................................        1,016         1,469
                                                                                         --------      --------
Cash and cash equivalents at end of period .........................................     $  1,952      $    963
                                                                                         ========      ========
Supplemental Disclosures:
         Interest paid .............................................................     $ 12,487      $ 16,301
         Income taxes paid .........................................................     $  5,851      $  5,056

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)
                                   (Unaudited)


Supplemental information on non-cash activities:

    In January 2002, 3.0 shares of restricted Common Stock aggregating $465 were issued to an officer of the Company, subject to future vesting provisions.

    In February 2002, the Company issued 96.774 shares of its Common Stock, at a value of $155 per share, to American Greetings Corporation in connection with the acquisition of M&D Balloons, Inc. See Note 10 to the consolidated financial statements.

    There were no capital lease obligations recorded during the nine months ended September 30, 2002. Capital lease obligations of $144 were recorded during the nine months ended September 30, 2001.




          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Organization and Description of Business

         Amscan Holdings, Inc. ("Amscan Holdings" and, together with its subsidiaries, "Amscan," "AHI" or the "Company") was incorporated on October 3, 1996 for the purpose of becoming the holding company for Amscan Inc. and certain affiliated entities. AHI designs, manufactures, contracts for manufacture and distributes decorative party goods, metallic balloons, stationery and gift items principally in North America, South America, Europe, Asia and Australia.

Note 2 - Basis of Presentation

         The accompanying unaudited consolidated financial statements include the accounts of Amscan Holdings and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The results of operations may be affected by seasonal factors such as the timing of holidays or industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in Amscan Holdings' Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

         In November 2001, the Emerging Issues Task Force issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product." EITF 01-09 was effective for Amscan as of January 1, 2002. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provision. As a result of applying the provisions of EITF 01-09, the Company's revenues and selling expenses were each reduced by $311,000 and $1,436,000 for the three and nine months ended September 30, 2001, respectively.

Note 3 - Inventories

         Inventories consisted of the following (dollars in thousands):

                                                         September 30,   December 31,
                                                             2002            2001
                                                             ----            ----

Finished goods .....................................       $ 73,976        $ 65,376
Raw materials ......................................          8,931           5,992
Work-in-process ....................................          8,285           4,520
                                                           --------        --------
                                                             91,192          75,888
Less: reserve for slow moving and obsolete inventory         (3,223)         (3,306)
                                                           --------        --------
                                                           $ 87,969        $ 72,582
                                                           ========        ========

Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)
Note 4 - Income Taxes

         The consolidated income tax expense for the three and nine months ended September 30, 2002 and 2001 was determined based upon estimates of the Company's consolidated effective income tax rates for the year ending December 31, 2002 and the year ended December 31, 2001. The differences between the consolidated effective income tax rate and the U.S. Federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations.

Note 5 - Comprehensive Income (Loss)

         Comprehensive income consisted of the following (dollars in thousands):

                                                                 Three Months Ended         Nine Months Ended
                                                                    September 30,              September 30,
                                                                 2002          2001         2002          2001
                                                               --------      --------     --------      --------
Net income ...............................................     $  5,436      $  2,391     $ 15,607      $  8,475
Net change in cumulative translation adjustment ..........          (10)          116          945          (662)
Cumulative effect of a change in accounting principle to
   recognize the fair value of the Company's interest rate
   swap contracts, net of taxes of $(148) ................                                                  (227)
Change in fair value of the Company's interest rate swap
   contracts, net of taxes of $(225), $87, $(415) and $90,
   respectively ..........................................         (345)          133         (636)          138
Change in fair value of the Company's foreign exchange
   contracts, net of taxes of $84 and $(104), respectively          129                       (159)
                                                               --------      --------     --------      --------
                                                               $  5,210      $  2,640     $ 15,757      $  7,724
                                                               ========      ========     ========      ========

         Accumulated  other   comprehensive  loss  consisted  of  the  following
(dollars in thousands):

                                                            September 30,   December 31,
                                                                2002            2001
                                                               -------        -------
Cumulative translation adjustment ......................       $(1,834)       $(2,779)
Interest rate swap contract qualifying as a hedge,
  net of taxes of $(415) ...............................          (636)
Foreign exchange contracts qualifying as hedges,
  net of taxes of $(178) and $(76), respectively .......          (273)          (114)
                                                               -------        -------
                                                               $(2,743)       $(2,893)
                                                               =======        =======

Note 6 - Capital Stock

         On March 30, 2001, the Board of Directors authorized 500 shares of preferred stock, $0.10 par value, and designated 100 shares as "Series A Redeemable Convertible Preferred Stock." Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co. (collectively, "GSCP"), for proceeds of $6.0 million. Dividends are cumulative and payable annually at 6% per annum. Such dividends payable on or prior to March 30, 2004, shall be payable in additional shares of Series A Redeemable Convertible Preferred Stock based on a value of $150,000 per share. Subsequent to March 30, 2004, dividends shall be payable, at the option of the Company, either in cash or additional shares of Series A Redeemable Convertible Preferred Stock. As of September 30, 2002, accrued dividends aggregated $190,000 and are included in redeemable convertible preferred stock on the consolidated balance sheet.

         At September 30, 2002 and December 31, 2001, 42.40 and 40.0 shares of Series A Redeemable Convertible

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

Preferred Stock, respectively, were issued and outstanding.

         Each share of the Series A Redeemable Convertible Preferred Stock is convertible at the option of the holder at any time, into shares of Common Stock at a conversion price equal to the fair value of the Common Stock at the date the Series A Redeemable Convertible Preferred Stock was issued, subject to adjustment for the effects of subsequent common stock splits or stock dividends. At September 30, 2002, the Series A Redeemable Convertible Preferred Stock is convertible into Common Stock at a price of $150,000 per common share. As of September 30, 2002, there were 43.67 shares of Common Stock reserved for such conversion.

         The Series A Redeemable Convertible Preferred Stock is not redeemable prior to March 30, 2004. To the extent the Company shall have funds legally available to redeem these shares, the Company may redeem these shares, in whole or, with the consent of the holders of a majority of the outstanding Series A Redeemable Convertible Preferred Stock, in part, at a redemption price of $150,000 per share, in cash, together with accrued and unpaid dividends. To the extent the Company shall have funds legally available to redeem these shares on March 30, 2008, the Company is required to redeem all outstanding shares of Series A Redeemable Convertible Preferred Stock at a redemption price per share equal to $150,000 in cash, together with accrued and unpaid dividends. The holders of the Series A Redeemable Convertible Preferred Stock have liquidation rights equal to their original investment plus accrued but unpaid dividends.

         On January 1, 2002, the Company issued 3.0 shares of restricted Common Stock with an aggregate value of $465,000 to its Executive Vice President, subject to the vesting provisions of an employment agreement.

         In February 2002, the Company issued 96.774 shares of its Common Stock, at a value of $155,000 per share, to American Greetings Corporation in connection with the acquisition of M&D Balloons, Inc. (see Note 10).

         At September 30, 2002, of the 1,233.27 shares of Common Stock issued and outstanding, 203.3 shares of redeemable Common Stock were held by employees, of which 6.38 shares (the "Restricted Stock") are subject to the vesting provisions of employment agreements with the President and Executive Vice President of the Company. The Restricted Stock held by the President and Executive Vice President will vest in June 2003 and December 2004, respectively. During the three and nine months ended September 30, 2002 and 2001, the Company recorded the amortization of Restricted Stock of $59,000 and $177,000, and $192,000 and $222,000, respectively, as compensation expense, which is included in general and administrative expenses in the Company's consolidated statements of income.

         In September 1998, the Company issued warrants to purchase 10 shares of Common Stock at $125,000 per share in connection with the acquisition of all the capital stock of Anagram International, Inc. and certain related companies ("Anagram"). The warrants, which were valued at $225,000, were fully exercisable upon issuance and expire on September 17, 2008.

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

Note 7 - Segment Information

Industry Segments
-----------------
         The Company manages its operations as one industry segment which involves the design, manufacture,

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

       The Company's geographic area data is as follows (dollars in thousands):

                                                       Domestic      Foreign     Eliminations   Consolidated
                                                       --------      -------     ------------   ------------
Three Months Ended September 30, 2002
Sales to unaffiliated customers .................     $  85,574     $  14,652                    $ 100,226

Sales between geographic areas ..................         8,996                   $  (8,996)           --
                                                      ---------     ---------     ---------      ---------
Net sales .......................................     $  94,570     $  14,652     $  (8,996)     $ 100,226
                                                      =========     =========     =========      =========

Income from operations ..........................     $  13,000     $   1,137                    $  14,137
                                                      =========     =========
Interest expense, net ...........................                                                    5,430
Other income, net ...............................                                                     (364)
                                                                                                 ---------
Income before income taxes and minority interests                                                $   9,071
                                                                                                 =========

Long-lived assets, net at September 30, 2002 ....     $ 177,693     $   6,746                    $ 184,439
                                                      =========     =========                    =========

                                                       Domestic      Foreign     Eliminations   Consolidated
                                                       --------      -------     ------------   ------------
Three Months Ended September 30, 2001
Sales to unaffiliated customers .................     $  74,735     $  12,964                    $  87,699
Sales between geographic areas ..................         7,071                   $  (7,071)           --
                                                      ---------     ---------     ---------      ---------
Net sales .......................................     $  81,806     $  12,964     $  (7,071)     $  87,699
                                                      =========     =========     =========      =========

Income from operations ..........................     $   8,636     $   1,341                    $   9,977
                                                      =========     =========
Interest expense, net ...........................                                                    6,001
Other income, net ...............................                                                      (24)
                                                                                                 ---------
Income before income taxes and minority interests                                                $   4,000
                                                                                                 =========

Long-lived assets, net at September 30, 2001 ....     $ 146,814     $   7,021                    $ 153,835
                                                      =========     =========                    =========

                                                       Domestic      Foreign     Eliminations   Consolidated
                                                       --------      -------     ------------   ------------
Nine Months Ended September 30, 2002
Sales to unaffiliated customers .................     $ 250,406     $  39,857                    $ 290,263
Sales between geographic areas ..................        20,281                   $ (20,281)           --
                                                      ---------     ---------     ---------      ---------
Net sales .......................................     $ 270,687     $  39,857     $ (20,281)     $ 290,263
                                                      =========     =========     =========      =========

Income from operations ..........................     $  39,930     $   1,680                    $  41,610
                                                      =========     =========
Interest expense, net ...........................                                                   16,188
Other income, net ...............................                                                     (386)
                                                                                                 ---------
Income before income taxes and minority interests                                                $  25,808
                                                                                                 =========

                                                       Domestic      Foreign     Eliminations   Consolidated
                                                       --------      -------     ------------   ------------
Nine Months Ended September 30, 2001
Sales to unaffiliated customers .................     $ 222,509     $  34,934                    $ 257,443
Sales between geographic areas ..................        19,336                   $ (19,336)           --
                                                      ---------     ---------     ---------      ---------
Net sales .......................................     $ 241,845     $  34,934     $ (19,336)     $ 257,443
                                                      =========     =========     =========      =========

Income from operations ..........................     $  30,071     $   2,762                    $  32,833
                                                      =========     =========
Interest expense, net ...........................                                                   18,766
Other expense, net ..............................                                                       20
                                                                                                 ---------
Income before income taxes and minority interests                                                $  14,047
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

                                                      Three Months          Nine Months
                                                         Ended                 Ended
                                                     September 30,          September 30,
                                                 -------------------     -------------------
                                                   2002        2001        2002        2001
                                                   ----        ----        ----        ----
Reported net income ........................     $ 5,436     $ 2,391     $15,607     $ 8,475
Add back goodwill amoritzation, net of taxes                     391                   1,173
                                                 -------     -------     -------     -------
Adjusted net income ........................     $ 5,436     $ 2,782     $15,607     $ 9,648
                                                 =======     =======     =======     =======

         Other intangible assets, net of amortization, of $807,000 at September 30, 2002 were comprised of licensing agreements which are being amortized using the straight-line method over the lives of the contracts (one to three years with an average life of 2.7 years). Other intangible assets at December 31, 2001 were fully amortized and were comprised of patents which were amortized using the straight-line method over three years. Accumulated amortization was $3,263,000 and $3,000,000 at September 30, 2002 and December 31, 2001,
respectively.  Amortization  of other  intangible  assets for the three and nine months ended September 30, 2002 was $108,000 and $263,000, respectively. Amortization of other intangible assets for the three and nine months ended September 30, 2001, was $207,000 and $705,000, respectively. Estimated amortization expense for the years ending December 31, 2002, 2003 and 2004 was $383,000, $456,000 and $231,000, respectively.

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

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force, or EITF, Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date an entity committed to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.


Note 10- Acquisition

         On February 19, 2002, the Company purchased all of the outstanding common stock of M&D Balloons, Inc. ("M&D Balloons"), a Manteno, Illinois-based manufacturer of metallic and plastic balloons, from American Greetings Corporation ("American Greetings") for $27,500,000 plus certain other related costs of $1,047,000. The Company believes that this acquisition will supplement its existing balloon operations. The Company financed the acquisition by borrowing $13,547,000 under its revolving credit facility and issuing 96.774 shares of its Common Stock to American Greetings. American Greetings continues to distribute metallic balloons under a supply agreement with the Company. The acquisition has been accounted for under the provisions of SFAS No. 141, "Business Combinations," and, accordingly, the operating results of M&D Balloons have been included in the Company's consolidated financial statements since the date of acquisition.

         The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of acquisition. Such allocations are based on studies and valuations that have not yet been completed and will be subject to change in future periods. The excess of the purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets consisting of licensing agreements in the amount of $1,070,000, which are being amortized using the straight-line method over the lives of the contracts (one to three years with an average life of 2.7 years), and goodwill in the amount of $20,233,000, which is not being amortized. The transaction was structured as a purchase of common stock and, accordingly, the amortization of intangible assets is not deductible for income tax purposes.

         The following unaudited pro forma information assumes the M&D Balloons acquisition had occurred on January 1, 2001. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the transaction occurred on January 1, 2001, nor is it necessarily indicative of the Company's future results (dollars in thousands):

                                   Three Months Ended         Nine Months
                                      September 30,       Ended September 30,
                                          2001             2002         2001
                                          ----             ----         ----
Net sales......................          $93,620         $294,370     $274,184
Net income.....................            2,398           16,000        9,029

         The net income amounts reflect adjustments for interest expense from additional borrowings necessary to finance the acquisition and amortization of other intangible assets, net of their related income tax effects based upon a pro forma effective tax rate of 39.5%. The unaudited pro forma information gives effect only to adjustments described above and does not reflect management's estimate of any anticipated cost savings or other benefits as a result of the acquisition.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


         During the three and nine months ended September 30, 2002, the Company sold $978,000 and $4,494,000, respectively, of metallic balloons and other party goods to American Greetings. Trade accounts receivable from American Greetings at September 30, 2002 were $1,669,000.


Note 11 - Restructuring Charges

          During the three and nine months ended September 30, 2002, the Company incurred charges of $504,000 resulting from the consolidation of the fabrication operations of M&D Balloons into its existing balloon operations. The Company also incurred charges of $65,000 and $158,000 during the three and nine month periods ended September 30, 2002 relating to the closure of certain foreign distribution facilities which has resulted in the elimination of 6 positions. In addition, the Company incurred charges of $41,000 and $134,000 during the three and nine month periods ended September 30, 2002 relating to the consolidation of its domestic distribution operations. The continued consolidation of the Company's distribution and balloon operations may result in additional restructuring charges in subsequent periods.


Note 12 - Initial Public Offering

          On June 13, 2002, the Company filed a registration statement with the Securities and Exchange Commission for an initial public offering of the Common Stock. The filing has not yet become effective. The Company anticipates that, if the offering is completed, it will use the net proceeds it receives to pay existing debt. In addition, the board of directors plans to approve a 10,000 for one stock split of the Common Stock, effective prior to the initial public offering.


Note 13 - Amended Revolving Loan Credit Agreement

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


Note 14 - Condensed Consolidating Financial Information

          On December 19, 1997, the Company entered into a bank credit agreement (the "Bank Credit Facilities") providing for borrowings in the aggregate principal amount of approximately $117,000,000 under a term loan (the "Term Loan") and additional borrowings under the Revolving Credit Facility. The Term Loan was subsequently amended in September 1998 to provide for additional borrowings of $40,000,000 to partially finance the acquisition

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


of one of its subsidiaries, Anagram. On December 19, 1997, the Company also issued $110,000,000 aggregate principal amount of 9.875% senior subordinated notes due in December 2007 (the "Notes"). The repayment of the Notes and borrowings under the Bank Credit Facilities are guaranteed jointly and severally, fully and unconditionally, by the wholly-owned domestic subsidiaries of the Company (the "Guarantors").

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

         The following information presents consolidating balance sheets as of September 30, 2002 and December 31, 2001, and the related consolidating statements of income for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001 for the combined Guarantors and the combined Non-guarantors and elimination entries necessary to consolidate the entities comprising the combined companies.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                           CONSOLIDATING BALANCE SHEET
                               September 30, 2002
                             (Dollars in thousands)

                                                         Amscan
                                                      Holdings and    Combined
                                                        Combined         Non-
                                                       Guarantors     Guarantors    Eliminations   Consolidated
                                                       ----------     ----------    ------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents ...................     $   1,206      $     746                     $   1,952
     Accounts receivable, net of allowances ......        68,177         12,962                        81,139
     Inventories, net of allowances ..............        77,602         11,238      $    (871)        87,969
     Prepaid expenses and other current assets ...        13,622          2,104                        15,726
                                                       ---------      ---------      ---------      ---------
     Total current assets ........................       160,607         27,050           (871)       186,786
Property, plant and equipment, net ...............        96,659          1,362                        98,021
Goodwill, net ....................................        71,362          5,057                        76,419
Notes receivable from officers ...................         1,915                                        1,915
Other assets, net ................................        34,656          1,179        (27,676)         8,159
                                                       ---------      ---------      ---------      ---------
     Total assets ................................     $ 365,199      $  34,648      $ (28,547)     $ 371,300
                                                       =========      =========      =========      =========

Current liabilities:
     Short-term obligations ......................     $  17,000      $     --                      $  17,000
     Accounts payable ............................        37,409          1,843                        39,252
     Accrued expenses ............................        17,955          4,890                        22,845
     Income taxes payable ........................         1,448            104                         1,552
     Current portion of long-term
       obligations ...............................        33,876            150                        34,026
                                                       ---------      ---------      ---------      ---------
     Total current liabilities ...................       107,688          6,987                       114,675
Long-term obligations, excluding
  current portion ................................       245,117            151                       245,268
Deferred income tax liabilities ..................        19,225                                       19,225
Other ............................................         2,478         15,218      $ (15,384)         2,312
                                                       ---------      ---------      ---------      ---------
Total liabilities ................................       374,508         22,356        (15,384)       381,480

Redeemable convertible preferred stock ...........         6,550                                        6,550
Redeemable Common Stock ..........................        30,523                                       30,523

Commitments and Contingencies

Stockholders' (deficit) equity:
     Common Stock ................................                          339           (339)           --
     Additional paid-in capital ..................        14,910            658           (658)        14,910
     Unamortized restricted Common Stock
        award, net ...............................          (382)                                        (382)
     Notes receivable from stockholders ..........          (629)                                        (629)
     (Deficit) retained earnings .................       (57,538)        13,334        (14,205)       (58,409)
     Accumulated other comprehensive loss ........        (2,743)        (2,039)         2,039         (2,743)
                                                       ---------      ---------      ---------      ---------
         Total stockholders' (deficit) equity ....       (46,382)        12,292        (13,163)       (47,253)
                                                       ---------      ---------      ---------      ---------
         Total liabilities, redeemable convertible
             preferred and Common Stock and
             stockholders' (deficit) equity ......     $ 365,199      $  34,648      $ (28,547)     $ 371,300
                                                       =========      =========      =========      =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                           CONSOLIDATING BALANCE SHEET
                                December 31, 2001
                             (Dollars in thousands)

                                                         Amscan
                                                      Holdings and    Combined
                                                        Combined         Non-
                                                       Guarantors     Guarantors    Eliminations   Consolidated
                                                       ----------     ----------    ------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents ...................     $      60      $     956                     $   1,016
     Accounts receivable, net of allowances ......        56,408          8,631                        65,039
     Inventories, net of allowances ..............        65,939          7,414      $    (771)        72,582
     Prepaid expenses and other current assets ...        12,339          1,320                        13,659
                                                       ---------      ---------      ---------      ---------
     Total current assets ........................       134,746         18,321           (771)       152,296
Property, plant and equipment, net ...............        93,420          1,169                        94,589
Goodwill, net ....................................        51,136          4,849                        55,985
Notes receivable from officers ...................         1,577                                        1,577
Other assets, net ................................        22,922          4,880        (21,775)         6,027
                                                       ---------      ---------      ---------      ---------
     Total assets ................................     $ 303,801      $  29,219      $ (22,546)     $ 310,474
                                                       =========      =========      =========      =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND COMMON STOCK
   AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Short-term obligations ......................     $     700      $     --                      $     700
     Accounts payable ............................        32,127            956                        33,083
     Accrued expenses ............................        12,178          3,869                        16,047
     Income taxes payable ........................         2,225             73                         2,298
     Current portion of long-term
       obligations ...............................         3,318            137                         3,455
                                                       ---------      ---------      ---------      ---------
     Total current liabilities ...................        50,548          5,035                        55,583
Long-term obligations, excluding
  current portion ................................       278,198            245                       278,443
Deferred income tax liabilities ..................        15,181                                       15,181
Other ............................................           189         14,236      $ (12,072)         2,353
                                                       ---------      ---------      ---------      ---------
Total liabilities ................................       344,116         19,516        (12,072)       351,560

Redeemable convertible preferred stock ...........         6,270                                        6,270
Redeemable Common Stock ..........................        29,949                                       29,949

Commitments and Contingencies

Stockholders' (deficit) equity:
     Common Stock ................................                          339           (339)           --
     Additional paid-in capital ..................           299            658           (658)           299
     Unamortized restricted Common Stock
        award, net ...............................           (94)                                         (94)
     Notes receivable from stockholders ..........          (601)                                        (601)
     (Deficit) retained earnings .................       (73,245)        11,082        (11,853)       (74,016)
     Accumulated other comprehensive loss ........        (2,893)        (2,376)         2,376         (2,893)
                                                       ---------      ---------      ---------      ---------
         Total stockholders' (deficit) equity ....       (76,534)         9,703        (10,474)       (77,305)
                                                       ---------      ---------      ---------      ---------
         Total liabilities, redeemable convertible
             preferred and Common Stock and
             stockholders' (deficit) equity ......     $ 303,801      $  29,219      $ (22,546)     $ 310,474
                                                       =========      =========      =========      =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                        CONSOLIDATING STATEMENT OF INCOME
                  For the Three Months Ended September 30, 2002
                             (Dollars in thousands)



                                                      Amscan
                                                   Holdings and    Combined
                                                     Combined         Non-
                                                    Guarantors     Guarantors    Eliminations   Consolidated
                                                    ----------     ----------    ------------   ------------

Net sales .....................................     $  89,252      $  14,652      $  (3,678)     $ 100,226
Cost of sales .................................        59,121         10,231         (3,591)        65,761
                                                    ---------      ---------      ---------      ---------
         Gross profit .........................        30,131          4,421            (87)        34,465
Operating expenses:
    Selling expenses ..........................         7,366          1,618                         8,984
    General and administrative expenses .......         6,887          1,601           (240)         8,248
    Art and development costs .................         2,486                                        2,486
    Restructuring charges .....................           545             65                           610
                                                    ---------      ---------      ---------      ---------
         Total operating expenses .............        17,284          3,284           (240)        20,328
                                                    ---------      ---------      ---------      ---------
         Income from operations ...............        12,847          1,137            153         14,137
Interest expense, net .........................         5,274            156                         5,430
Other (income) expense, net ...................        (1,199)           (12)           847           (364)
                                                    ---------      ---------      ---------      ---------
         Income before income taxes
           and minority interests .............         8,772            993           (694)         9,071
Income tax expense ............................         3,249            334                         3,583
Minority interests ............................                           52                            52
                                                    ---------      ---------      ---------      ---------
         Net income ...........................         5,523            607           (694)         5,436
         Dividend requirement on redeemable
            convertible preferred stock .......            95                                           95
                                                    ---------      ---------      ---------      ---------
         Net income applicable to common shares     $   5,428      $     607      $    (694)     $   5,341
                                                    =========      =========      =========      =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                        CONSOLIDATING STATEMENT OF INCOME
                  For the Three Months Ended September 30, 2001
                             (Dollars in thousands)


                                                    Amscan
                                                 Holdings and    Combined
                                                   Combined         Non-
                                                  Guarantors     Guarantors   Eliminations  Consolidated
                                                  ----------     ----------   ------------  ------------

Net sales .....................................     $ 78,766      $ 12,965     $ (4,032)     $ 87,699
Cost of sales .................................       52,279         9,068       (3,931)       57,416
                                                    --------      --------     --------      --------
         Gross profit .........................       26,487         3,897         (101)       30,283
Operating expenses:
    Selling expenses ..........................        7,018         1,319                      8,337
     General and administrative expenses ......        8,641         1,237          (48)        9,830
    Art and development costs .................        2,139                                    2,139
                                                    --------      --------     --------      --------
         Total operating expenses .............       17,798         2,556          (48)       20,306
                                                    --------      --------     --------      --------
         Income from operations ...............        8,689         1,341          (53)        9,977
Interest expense, net .........................        5,845           156                      6,001
Other (income) expense, net ...................         (830)            4          802           (24)
                                                    --------      --------     --------      --------
         Income before income taxes
           and minority interests .............        3,674         1,181         (855)        4,000
Income tax expense ............................        1,181           399                      1,580
Minority interests ............................                         29                         29
                                                    --------      --------     --------      --------
         Net income ...........................        2,493           753         (855)        2,391
         Dividend requirement on redeemable
            convertible preferred stock .......           90                                       90
                                                    --------      --------     --------      --------
         Net income applicable to common shares     $  2,403      $    753     $   (855)     $  2,301
                                                    ========      ========     ========      ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                        CONSOLIDATING STATEMENT OF INCOME
                  For the Nine Months Ended September 30, 2002
                             (Dollars in thousands)



                                                      Amscan
                                                   Holdings and    Combined
                                                     Combined         Non-
                                                    Guarantors     Guarantors    Eliminations   Consolidated
                                                    ----------     ----------    ------------   ------------

Net sales .....................................     $ 266,220      $  39,857      $ (15,814)     $ 290,263
Cost of sales .................................       176,831         28,299        (15,714)       189,416
                                                    ---------      ---------      ---------      ---------
         Gross profit .........................        89,389         11,558           (100)       100,847
Operating expenses:
    Selling expenses ..........................        21,300          4,510                        25,810
    General and administrative expenses .......        20,679          5,210           (720)        25,169
    Art and development costs .................         7,462                                        7,462
    Restructuring charges .....................           638            158                           796
                                                    ---------      ---------      ---------      ---------
         Total operating expenses .............        50,079          9,878           (720)        59,237
                                                    ---------      ---------      ---------      ---------
         Income from operations ...............        39,310          1,680            620         41,610
Interest expense, net .........................        15,716            472                        16,188
Other (income) expense, net ...................        (1,808)           (18)         1,440           (386)
                                                    ---------      ---------      ---------      ---------
         Income before income taxes
           and minority interests .............        25,402          1,226           (820)        25,808
Income tax expense ............................         9,695            499                        10,194
Minority interests ............................                            7                             7
                                                    ---------      ---------      ---------      ---------
         Net income ...........................        15,707            720           (820)        15,607
         Dividend requirement on redeemable
            convertible preferred stock .......           280                                          280
                                                    ---------      ---------      ---------      ---------
         Net income applicable to common shares     $  15,427      $     720      $    (820)     $  15,327
                                                    =========      =========      =========      =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                        CONSOLIDATING STATEMENT OF INCOME
                  For the Nine Months Ended September 30, 2001
                             (Dollars in thousands)


                                                      Amscan
                                                   Holdings and    Combined
                                                     Combined         Non-
                                                    Guarantors     Guarantors   Eliminations   Consolidated
                                                    ----------     ----------   ------------   ------------

Net sales .....................................     $ 241,110      $  34,946     $ (18,613)     $ 257,443
Cost of sales .................................       161,161         24,281       (18,183)       167,259
                                                    ---------      ---------     ---------      ---------
         Gross profit .........................        79,949         10,665          (430)        90,184
Operating expenses:
    Selling expenses ..........................        19,915          3,989                       23,904
    General and administrative expenses .......        23,196          3,914          (144)        26,966
    Art and development costs .................         6,481                                       6,481
                                                    ---------      ---------     ---------      ---------
         Total operating expenses .............        49,592          7,903          (144)        57,351
                                                    ---------      ---------     ---------      ---------
         Income from operations ...............        30,357          2,762          (286)        32,833
Interest expense, net .........................        18,283            483                       18,766
Other (income) expense, net ...................        (1,671)            51         1,640             20
                                                    ---------      ---------     ---------      ---------
         Income before income taxes
           and minority interests .............        13,745          2,228        (1,926)        14,047
Income tax expense ............................         4,839            710                        5,549
Minority interests ............................                           23                           23
                                                    ---------      ---------     ---------      ---------
         Net income ...........................         8,906          1,495        (1,926)         8,475
         Dividend requirement on redeemable
            convertible preferred stock .......           180                                         180
                                                    ---------      ---------     ---------      ---------
         Net income applicable to common shares     $   8,726      $   1,495     $  (1,926)     $   8,295
                                                    =========      =========     =========      =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 2002
                             (Dollars in thousands)



                                                                 Amscan Holdings    Combined
                                                                  and Combined        Non-
                                                                   Guarantors      Guarantors   Eliminations  Consolidated
                                                                   ----------      ----------   ------------  ------------

Cash flows from operating activities:
   Net income ..................................................     $ 15,707      $    720      $   (820)     $ 15,607
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
      Depreciation and amortization ............................        9,557           295                       9,852
      Amortization of deferred financing costs .................          843                                       843
      Provision for doubtful accounts ..........................          725           737                       1,462
      Amortization of restricted Common Stock award ............          177                                       177
      Deferred income tax expense ..............................        4,462                                     4,462
      (Gain) loss on disposal of equipment .....................         (346)           35                        (311)
      Changes in operating assets and liabilities, net of
         acquisition:
            Increase in accounts receivable ....................       (9,013)       (4,517)                    (13,530)
            (Increase) decrease in inventories .................       (7,494)       (1,917)          100        (9,311)
            Increase in prepaid expenses and other current
               assets ..........................................       (1,748)         (642)                     (2,390)
            Increase in accounts payable, accrued expenses
               and income taxes payable ........................        5,317         1,711                       7,028
       Other, net ..............................................       (5,952)        3,190           720        (2,042)
                                                                     --------      --------      --------      --------
            Net cash provided by (used in) operating activities        12,235          (388)          --         11,847

Cash flows from investing activities:
   Cash paid in connection with acquisition ....................      (13,547)                                  (13,547)
   Capital expenditures ........................................      (11,129)         (267)                    (11,396)
   Proceeds from disposal of property and equipment ............          481            34                         515
                                                                     --------      --------      --------      --------
            Net cash used in investing activities ..............      (24,195)         (233)          --        (24,428)

Cash flows from financing activities:
     Proceeds from short-term obligations, .....................       16,300                                    16,300
   Repayment of loans, notes payable and
         long-term obligations .................................       (2,523)          (12)                     (2,535)
                                                                     --------      --------      --------      --------
            Net cash provided by (used in) financing activities        13,777           (12)          --         13,765
Effect of exchange rate changes on cash and cash equivalents ...         (671)          423
                                                                     --------      --------      --------      --------
                                                                                                                   (248)
            Net increase (decrease) in cash and cash equivalents        1,146          (210)                        936
Cash and cash equivalents at beginning of period ...............           60           956                       1,016
                                                                     --------      --------      --------      --------
Cash and cash equivalents at end of period .....................     $  1,206      $    746      $    --       $  1,952
                                                                     ========      ========      ========      ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 2001
                             (Dollars in thousands)


                                                              Amscan Holdings   Combined
                                                               and Combined       Non-
                                                                Guarantors     Guarantors  Eliminations  Consolidated
                                                                ----------     ----------  ------------  ------------

Cash flows from operating activities:
   Net income ..............................................     $  8,906      $  1,495      $ (1,926)     $  8,475
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization ........................       11,292           430                      11,722
      Amortization of deferred financing costs .............          748                                       748
      Provision for doubtful accounts ......................        2,933           167                       3,100
      Amortization of restricted Common Stock award ........          222                                       222
      Deferred income tax expense ..........................          481                                       481
      Changes in operating assets and liabilities:
            Increase in accounts receivable ................       (9,886)       (1,871)                    (11,757)
            Decrease (increase) in inventories .............        1,560        (4,152)          430        (2,162)
            Increase in prepaid expenses and other
               current assets ..............................       (1,748)         (262)                     (2,010)
            Increase in accounts payable, accrued
               expenses and income taxes payable ...........        4,059           304                       4,363
       Other, net ..........................................       (9,594)        4,547         1,496        (3,551)
                                                                 --------      --------      --------      --------
            Net cash provided by operating activities ......        8,973           658           --          9,631

Cash flows from investing activities:
      Capital expenditures .................................      (26,896)         (261)                    (27,157)
                                                                 --------      --------      --------      --------
            Net cash used in investing activities ..........      (26,896)         (261)          --        (27,157)

Cash flows from financing activities:
   Proceeds from issuance of redeemable convertible
        preferred stock ....................................        6,000                                     6,000
   Proceeds from short-term obligations ....................       14,665                                    14,665
   Repayment  of loans, notes payable and long-term
       obligations .........................................       (3,058)          (80)                     (3,138)
   Proceeds from the exercise of common stock options ......           41                                        41
   Payments received on notes receivable from stockholders
     and other .............................................         (296)          305                           9
                                                                 --------      --------      --------      --------
            Net cash provided by financing activities ......       17,352           225           --         17,577
Effect of exchange rate changes on cash and cash equivalents           63          (620)                       (557)
                                                                 --------      --------      --------      --------
            Net (decrease) increase in cash and cash
                        equivalents ........................         (508)            2                        (506)
Cash and cash equivalents at beginning of period ...........          559           910                       1,469
                                                                 --------      --------      --------      --------
Cash and cash equivalents at end of period .................     $     51      $    912      $    --       $    963
                                                                 ========      ========      ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Percentage of Net Sales
-----------------------
                                                             Three Months Ended
                                                             ------------------
                                                                September 30,
                                                                -------------
                                                              2002       2001
                                                              ----       ----
Net sales ..............................................     100.0%      100.0%
Cost of sales ..........................................      65.6        65.5
                                                             -----       -----
       Gross profit ....................................      34.4        34.5
Operating expenses:
    Selling expenses ...................................       9.0         9.5
    General and administrative expenses ................       8.2        11.2
    Art and development costs ..........................       2.5         2.4
    Restructuring charges ..............................       0.6
                                                             -----       -----
       Total operating expenses ........................      20.3        23.1
                                                             -----       -----
       Income from operations ..........................      14.1        11.4
Interest expense, net ..................................       5.4         6.8
Other income, net ......................................      (0.4)
                                                             -----       -----
       Income before income taxes and minority interests       9.1         4.6
Income tax expense .....................................       3.6         1.9
Minority interests .....................................       0.1
                                                             -----       -----
       Net income ......................................       5.4%        2.7%
                                                             =====       =====

         Net sales of $100.2 million for the three months ended September 30, 2002 were $12.5 million higher than net sales for the three months ended September 30, 2001. During the third quarter of 2002, the Company's sales of printed ensembles, solid color tableware and other party goods to the national superstore distribution channel grew by 8.9%. The Company's specialty sales force, which brings party goods and related gift products to card and gift stores and other independent retailers, achieved 42.5% sales growth during the third quarter of 2002. Domestic net sales of metallic balloons and flexible packaging during the third quarter of 2002 increased by 43.6% over the third quarter of 2001, principally as a result of the February 2002 acquisition of M&D Balloons (see Liquidity and Capital Resources). In addition, net sales to international customers increased by 9.8%.

         Gross profit for the third quarter of 2002 of 34.4% was 0.1% lower than the third quarter of 2001 as the incremental margin achieved as a result of increased sales was offset by lower margin attributable to product mix.

         Selling expenses of $9.0 million for the three months ended September 30, 2002 were $0.6 million higher than in the corresponding period in 2001 principally due to the inclusion of the operating results of M&D Balloons. Selling expenses, as a percentage of net sales, decreased from 9.5% to 9.0%, resulting from the leveraging of our sales infrastructure and continued maturation of our specialty sales force.

         General and administrative expenses of $8.2 million for the three months ended September 30, 2002 decreased by $1.6 million as compared to the corresponding period in 2001. As a percentage of sales, general and administrative expenses decreased by 3.0%, to 8.2%. The net decrease in general and administrative expenses is primarily due to the elimination of goodwill amortization in 2002, which amortization totaled $0.6 million during the third quarter of 2001, and a decrease in bad debt expense of $1.8 million, partially offset by the inclusion of the operating results of M&D Balloons and higher employee wages. During the third quarter of 2001, the Company charged an additional $1.5 million to the provision for doubtful accounts as one of its customers filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

         Art and development costs of $2.5 million for the third quarter of 2002 were $0.3 million higher than in the third quarter of 2001, principally due to an increase of staff, higher wages and the inclusion of the operating results of M&D Balloons.

         During the third quarter of 2002, the Company incurred charges of $504,000 resulting from the consolidation of the fabrication operations of M&D Balloons into its existing balloon operations. In addition, the Company incurred charges of $65,000 during the quarter relating to the closure of certain foreign distribution facilities and $41,000 relating to the consolidation of its domestic distribution operations. The continued consolidation of the Company's distribution and balloon operations may result in additional restructuring charges in subsequent periods.

         Interest expense, net, of $5.4 million for the third quarter of 2002 was $0.6 million lower than in the corresponding period in 2001 and reflects a lower average interest rate (6.8% in 2002 versus 8.4% in 2001), partially offset by the impact of higher average borrowings.

         Income taxes for the third quarter of 2002 and 2001 were based upon estimated consolidated effective income tax rates of 39.5% for the years ending December 31, 2002 and 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Percentage of Net Sales
-----------------------
                                                             Nine Months Ended
                                                             -----------------
                                                               September 30,
                                                               -------------
                                                              2002       2001
                                                              ----       ----
Net sales ..............................................     100.0%      100.0%
Cost of sales ..........................................      65.3        65.0
                                                             -----       -----
       Gross profit ....................................      34.7        35.0
Operating expenses:
    Selling expenses ...................................       8.9         9.2
    General and administrative expenses ................       8.6        10.5
    Art and development costs ..........................       2.6         2.5
    Restructuring charges ..............................       0.3
                                                             -----       -----
       Total operating expenses ........................      20.4        22.2
                                                             -----       -----
       Income from operations ..........................      14.3        12.8
Interest expense, net ..................................       5.5         7.3
Other income, net ......................................      (0.1)
                                                             -----       -----
       Income before income taxes and minority interests       8.9         5.5
Income tax expense .....................................       3.5         2.2
Minority interests .....................................
                                                             -----       -----
       Net income ......................................       5.4%        3.3%
                                                             =====       =====

         Net sales of $290.3 million for the nine months ended September 30, 2002 were $32.8 million higher than net sales for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, the
Company's sales of printed ensembles, solid color tableware and other party goods to the national superstore distribution channel grew by 5.9%. The Company's specialty sales force, which brings party goods and related gift products to card and gift stores and other independent retailers, achieved 50.5% sales growth during the nine months ended September 30, 2002. Domestic net sales of metallic balloons and flexible packaging during the nine months ended September 30, 2002 increased by 37.1% compared to the corresponding period in 2001, principally as a result of the February 2002 acquisition of M&D Balloons (see Liquidity and Capital Resources). In addition, net sales to international customers increased by 8.0%.

         Gross profit for the nine months ended September 30, 2002 of 34.7% was 0.3% lower than in the corresponding period in 2001 due to incremental margins achieved as a result of higher sales that were more than offset by the impact of product mix, particularly solid color tableware.

         Selling expenses of $25.8 million for the nine months ended September 30, 2002 were $1.9 million higher than in the corresponding period in 2001 principally due to the inclusion of the operating results of M&D Balloons and the continued development of the Company's specialty sales force. Selling expenses, as a percentage of net sales, decreased from 9.2% to 8.9%, resulting from the leveraging of our sales infrastructure and continued maturation of our specialty sales force.

         General and administrative expenses of $25.2 million for the nine months ended September 30, 2002 represents a decrease of $1.8 million as compared to the corresponding period in 2001. As a percentage of sales, general and administrative expenses decreased by 1.9% to 8.6%. The net decrease in general and administrative expenses is primarily due to the elimination of goodwill amortization in 2002, which amortization totaled $1.9 million during the nine months ended September 30, 2001, and a decrease in bad debt expense of $1.6 million, partially offset by the inclusion of the operating results of M&D Balloons and higher employee wages. During the third quarter of 2001, the Company charged an additional $1.5 million to the provision for doubtful accounts as one of the Company's customers filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

         Art and development costs of $7.5 million for the nine months ended September 30, 2002 were $1.0 million higher as compared to the corresponding period in 2001, principally due to an increase in staff, higher employee wages and the inclusion of the operating results of M&D Balloons.

         During the nine months ended September 30, 2002, the Company incurred charges of $504,000 resulting from the consolidation of the fabrication operations of M&D Balloons into its existing balloon operations. In addition, the Company incurred charges of $134,000 relating to the consolidation of its domestic distribution operations. The Company also incurred charges of $158,000 relating to the closure of certain foreign distribution facilities, which has resulted in the elimination of 6 positions. The continued consolidation of the Company's distribution and balloon operations may result in additional restructuring charges in subsequent periods.

         Interest expense, net, of $16.2 million for the nine months ended September 30, 2002 was $2.6 million lower than in the corresponding period in 2001 and reflects a lower average interest rate (6.8% in 2002 versus 8.8% in 2001), partially offset by the impact of higher average borrowings.

         Income taxes for the nine months ended September 30, 2002 and 2001 were based upon estimated consolidated effective income tax rates of 39.5% for the years ending December 31, 2002 and 2001.


Liquidity and Capital Resources

         At September 30, 2002, the Company had an outstanding Term Loan of $148.5 million provided under the Bank Credit Facilities, together with the Notes (collectively, the "Financings"). The Term Loan matures in December 2004 and provides for amortization (in quarterly installments) of one percent of the principal amount thereof per year for the first five years and 32.3% and 62.7% of the principal amount thereof in 2003 and 2004, respectively. The Term Loan bears interest, at the option of the Company, at the lenders' prime rate plus 1.625% per annum or at the lenders' reserve adjusted Eurodollar rate plus 2.625% per annum. At September 30, 2002, the floating interest rate on the Term Loan was 4.46%. The Notes bear interest at a rate of 9.875% per annum and mature in December 2007. The Company is required to make prepayments on the Bank Credit Facilities based upon the net proceeds from certain asset sales, the issuances of certain debt and equity securities and insurance or condemnation awards, as well as based on annual cash flows, as defined.

         The Bank Credit Facilities, as amended on July 3, 2002, also provide for revolving loan borrowings of up to $40 million under the Revolving Credit Facility. The Revolving Credit Facility bears interest, at the option of the Company, at the lenders' prime rate plus, based on performance, a range of 1.25% to 3.50% per annum or at the lenders' reserve adjusted Eurodollar rate plus, based on performance, a range of 1.875% to 4.50% per annum. At September 30, 2002, the Company had borrowing capacity of approximately $15.9 million under the terms of the Revolving Credit Facility, as amended. The Revolving Credit Facility requires the Company to maintain certain financial ratios including, a ratio of consolidated earnings before interest income taxes, depreciation and amortizaton ("EBITDA"), as defined, to consolidated fixed charges (principally capital expenditures, scheduled debt payments, cash interest and income tax payments) equal to or greater than 1.10 to 1.00 for the four fiscal quarters ended September 30, 2002 and a ratio of consolidated debt to EBITDA of not more than 4.70 to 1.00 for the four fiscal quarters ended September 30, 2002 and to limit annual capital expenditures to not more than $15,000,000 plus any prior year capital expenditure carryover up to $7,500,000.

         The Financings may affect the Company's ability to make future capital expenditures and potential acquisitions. However, management believes that current asset levels provide adequate capacity to support its operations for at least the next 12 months. At September 30, 2002, the Company did not have material commitments for capital expenditures or other acquisitions.

         In addition to the Revolving Credit Facility, the Company has a $400,000 Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate and expires on June 15, 2003, a $1.0 million British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on June 1, 2003 and a $1.0 million revolving credit facility which bears interest at LIBOR plus 1.0% and expires on January 31, 2003. No borrowings were outstanding under these revolving credit facilities at September 30, 2002.

         The Company financed the costs to purchase property in 2000 and to construct a new domestic distribution facility completed in 2001 (total cost of $30.2 million), using borrowings under the Revolving Credit Facility and, in 2001, the proceeds from the issuance of the Series A Redeemable Convertible Preferred Stock of $6.0 million (noted below) and long-term borrowings consisting of a first and second lien mortgage note of $10.0 million each with a financial institution and the New York State Job Development Authority, respectively. The first lien mortgage note bears interest at LIBOR plus 2.75%. However, the Company has utilized an interest rate swap agreement to effectively fix the loan rate at 8.40% for the term of the loan. The second lien mortgage note bears interest at a rate 4.75%, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority's confidential internal protocols. Both notes are for a term of 96 months and require monthly payments based on a 180-month amortization period with balloon payments upon maturity in January 2010. The Company has amended and restated the Bank Credit Facilities to provide for, among other things, the additional borrowings and capital expenditures for the construction of the facility.

         On March 30, 2001, the Board of Directors authorized 500 shares of preferred stock, $0.10 par value, and designated 100 shares as Series A
Redeemable Convertible Preferred Stock. Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP for proceeds of $6.0 million. Dividends are cumulative and payable annually at 6% per annum. Such dividends payable on or prior to March 30, 2004, shall be payable in additional shares of Series A Redeemable Convertible Preferred Stock based on a value of $150,000 per share. Subsequent to March 30, 2004, dividends shall be payable, at the option of the Company, either in cash or additional shares of Series A Redeemable Convertible Preferred Stock. Annual dividends were distributed in additional shares of Series A Redeemable Convertible Preferred Stock on March 30, 2002. At September 30, 2002, 42.40 shares of Series A Redeemable Convertible Preferred Stock were issued and outstanding.

         The Company has several non-cancelable operating leases principally for office, distribution and manufacturing facilities, showrooms and warehouse equipment. These leases expire on various dates through 2017 and generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance. Rent expense for the three and nine months ended September 30, 2002, totaled $2.6 million and $8.0 million, respectively. The minimum lease payments currently required under non-cancelable operating leases for the year ending December 31, 2002, approximate $11.8 million.

         On February 19, 2002, the Company purchased all of the outstanding common stock of M&D Balloons, a Manteno, Illinois-based manufacturer of metallic and plastic balloons, from American Greetings for $27.5 million plus related costs. The Company financed the acquisition by borrowing $13.5 million under its Revolving Credit Facility and issuing 96.774 shares of its Common Stock to American Greetings, at a value of $155,000 per share. American Greetings will continue to distribute metallic balloons under a supply agreement with the Company.

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

         Scheduled debt payments for the year ending December 31, 2003 total $52.3 million with increasing amounts thereafter. In addition to the potential public offering of its Common Stock, the Company is exploring a number of other options to repay or refinance these debt maturities. The Company has had good access to capital markets and expects to repay or refinance these debt maturities as they become due. However, the Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness and to satisfy its other obligations will depend upon several factors including the volatility of capital markets and the Company's future performance, which, to a certain extent, will be subject to general economic, financial, competitive, business and other factors beyond its control. Based upon the current level of operations and anticipated growth, assuming the Company can successfully repay or refinance debt maturities, the Company anticipates that its operating cash flow, together with available borrowings under the Revolving Credit Facility will be adequate to meet its anticipated future requirements for working capital and operating expenses for at least the next 12 months.


Cash Flow Data - Nine Months Ended September 30, 2002 Compared Nine Months Ended
--------------------------------------------------------------------------------
September 30, 2001
------------------

         Net cash provided by operating activities during the nine months ended September 30, 2002 and 2001, totaled $11.8 million and $9.6 million, respectively. Net cash flow provided by operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2002 and 2001, was $32.1 million and $24.7 million, respectively. Changes in operating assets and liabilities, net of acquisition for the nine months ended September 30, 2002 and 2001, resulted in the use of cash of $20.3 million and $15.1 million, respectively. The changes in operating assets and liabilities principally reflect increased seasonal working capital requirements and, in 2002, increased inventory levels as a result of the Company's planned transition to its new domestic distribution facility during the fourth quarter.

         Net cash used in investing activities during the nine months ended September 30, 2002 of $24.4 million consisted of $13.5 million relating to the acquisition of M&D Balloons and $11.4 million of costs associated with the new domestic distribution facility as well as additional investments in data processing and manufacturing equipment, partially offset by proceeds from disposal of property and equipment. During the nine months ended September 30, 2001, net cash used in investing activities of $27.2 million included payments of $20.4 million associated with the construction of the new domestic distribution facility and $6.8 million of additional investments primarily in manufacturing equipment.

         During the nine months ended September 30, 2002, net cash provided by financing activities of $13.8 million consisted of proceeds from short-term borrowings, including $13.5 million used to finance the acquisition of M&D Balloons, partially offset by the scheduled payments of the Term Loan and other long-term obligations. During the nine months ended September 30, 2001, net cash provided by financing activities was $17.6 million and consisted principally of proceeds from both short-term working capital borrowings and the issuance of the Series A Redeemable Convertible Preferred Stock totaling $6.0 million partially offset by payments made against the Term Loan and other long-term obligations.

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


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

         Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we utilize interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended September 30, 2002 and 2001, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes would have decreased, by $0.9 million and $0.5 million, respectively. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the nine months ended September 30, 2002 and 2001, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes would have decreased, by $2.5 million and $1.4 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

         Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $0.4 million in each of the three months ended September 30, 2002 and 2001. A uniform 10% strengthening in the value of the dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $1.2 million and $1.1 million for the nine month periods ended September 30, 2002 and 2001, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.


Item 4.  Controls and Procedures

         Based on an evaluation of the Company's disclosure controls and procedures performed by the Company's Chief Executive Officer and its Chief Financial Officer within 90 days of the filing of this report, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures have been effective.

         As used herein, "disclosure controls and procedures" means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms issued by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         Since the date of the evaluation described above, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and there were no corrective actions with regard to significant deficiencies and material weaknesses.


                                     Part II

Item 6.   Exhibits and Reports on Form 8-K

        a) Exhibits

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

                                   AMSCAN HOLDINGS, INC.

                                     By: /s/ Michael A. Correale
                                        ---------------------------
                                         Michael A. Correale
                                         Chief Financial Officer
                                         (on behalf of the registrant and as
Date: November 14, 2002                  principal financial and accounting
      -----------------                  officer)

                                  CERTIFICATION
                           BY CHIEF EXECUTIVE OFFICER
                             PURSUANT TO RULE 13A-14

I, Gerald C. Rittenberg, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of Amscan Holdings, Inc;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record , process, summarize and report financial data and have identified for the registrant's auditor's any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                  /s/ Gerald C. Rittenberg
      -----------------                  --------------------------------------
                                         Gerald C. Rittenberg
                                         Chief Executive Officer
                                         (Principal executive officer)

                                  CERTIFICATION
                           BY CHIEF EXECUTIVE OFFICER
                             PURSUANT TO RULE 13A-14

I, Michael A. Correale, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of Amscan Holdings, Inc;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record , process, summarize and report financial data and have identified for the registrant's auditor's any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                   /s/ Michael A. Correale
      -----------------                   -------------------------------------
                                          Michael A. Correale
                                          Chief Financial Officer
                                          (Principal financial officer)