Form 10-K
period 2002-12-31
AMSCAN HOLDINGS INC
filed 2003-03-31
CIK 1024729

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                      Yes        No  X
                                         -----     -----

The aggregate market value of the Common Stock held by non-affiliates of the Registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") at March 28, 2003 was $32,577,745.

As of March 28, 2003, 1,233.27 shares of Registrants' Common Stock, par value $0.10, were outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------
None.

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-K

                                December 31, 2002

                                Table of Contents

                                      Part I                                Page
                                      ------                                ----

Item 1   Business..........................................................   3

Item 2   Properties........................................................   8

Item 3   Legal Proceedings.................................................  10

Item 4   Submission of Matters to a Vote of Security Holders...............  10

                                     Part II
                                     -------

Item 5   Market for Registrant's Common Equity and Related Stockholder
           Matters.........................................................  10

Item 6   Selected Consolidated Financial Data..............................  11

Item 7   Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................  14

Item 7A  Quantitative and Qualitative Disclosures About Market Risk........  25

Item 8   Financial Statements and Supplementary Data.......................  25

Item 9   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure............................................  25

                                    Part III
                                    --------

Item 10  Directors and Executive Officers of the Registrant................  26

Item 11  Executive Compensation ...........................................  27

Item 12  Security Ownership of Certain Beneficial Owners and Management....  33

Item 13  Certain Relationships and Related Transactions....................  35

Item 14  Controls and Procedures...........................................  36

                                     Part IV
                                     -------

Item 15  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.  37

         Signatures........................................................  41

         Certification by Chief Executive Officer..........................  42

         Certification by Chief Financial Officer..........................  43

                                     PART I
                                     ------

ITEM 1.  BUSINESS

         We believe we are one of the largest manufacturers and distributors of decorative party goods in the United States and the largest manufacturer of metallic balloons in the world. We offer one of the broadest and deepest product lines in the industry. Our party products include paper and plastic tableware, metallic balloons, accessories, novelties, gifts and stationery. Our gift and stationery product lines encompass home, baby and wedding products for general gift giving or self-purchase. We sell our products through party superstores, other party goods retailers, independent card and gift stores, other retailers and distributors throughout the world, including North America, South America, Europe, Asia and Australia. We believe we are the leading supplier to party superstores in the United States, which represented approximately 44% of our sales in 2002, and we have developed a specialty sales force that focuses on card and gift stores and other independent retailers. We manufacture items representing over 60% of 2002 sales and purchase the remainder from third-party manufacturers, many of whom are located in Asia.

         Amscan Holdings, Inc. ("Amscan" or the "Company") currently offers approximately 390 party ensembles, which range from approximately 30 to 150 design-coordinated items spanning tableware, accessories, novelties, decorations and gifts. The breadth of these ensembles enables retailers to encourage additional sales for a single occasion. Furthermore, our ensembles span a wide range of lifestyle events from age-specific birthdays to theme parties and sporting events, as well as holidays. Approximately 80% of our sales consist of products designed for non-seasonal occasions.

         We design, manufacture and market party goods for a wide variety of occasions including seasonal and religious holidays, special events and themed celebrations. Our seasonal and religious ensembles enhance holiday celebrations throughout the year including New Year's, Valentine's Day, St. Patrick's Day, Easter, Passover, Fourth of July, Halloween, Thanksgiving, Hanukkah and Christmas. Our special event ensembles include birthdays, christenings, first communions, bar mitzvahs, confirmations, graduations, bridal and baby showers and anniversaries, while our theme-oriented ensembles include Hawaiian Luaus, Mardi Gras, Fifties Rock-and-Roll Parties, Summer Fun and Patriotic.

         In addition to our long-standing relationships with independent card and party retailers, we are a leading supplier to the party superstore distribution channel. Despite a consolidation in the number of companies operating in the party superstore distribution channel during the past five years, the number of superstores continues to grow. Superstores provide consumers with a one-stop source for all of their party needs, generally at discounted prices. Amscan's sales to party goods superstores represented approximately 44% of total sales in 2002 and the Company's sales to superstores have grown by a 11% compounded annual growth rate during the past five years. With Amscan products occupying an increasing share of superstore shelf space in many product categories, Amscan believes it is well positioned to take advantage of continued growth in the party goods superstore distribution channel.

        To strengthen our position as a leader in the party goods industry and to broaden our product line, we acquired Anagram International Inc. and certain related companies ("Anagram") and M&D Balloons, Inc. ("M&D Balloons") in 1998 and 2002, respectively, both of which manufacture metallic balloons. We leveraged Anagram's strong presence in the grocery, gift and floral distribution channels to bring additional party goods to these markets.

         Beginning in 1999, we realigned our sales force to create a specialty sales force which, at December 31, 2002, had 135 sales professionals who focus more closely on card and gift stores and other independent retailers. In order to leverage our design, marketing and distribution capabilities further, we introduced an extensive gift line encompassing home, wedding and baby products principally to service the independent retail distribution channel's need for additional product lines and provide these retailers with the opportunity to "one-stop shop."

Summary Financial Information about the Company

         Information about the Company's revenues, operating profits and assets for the last five years is included in this report in Item 6, "Selected Consolidated Financial Data." Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines and customer base and increased promotional activities, the impact of seasonality on our quarterly results of operations in recent years has been limited. Promotional activities, including special dating terms, particularly with respect to Halloween and Christmas products sold in the third quarter, and the introduction of our new everyday products and designs during the fourth quarter result in higher accounts receivables and inventory balances and higher interest costs to support these balances.

         The Company does business in the United States and in other geographic areas of the world. Information about the Company's revenues, operating profits and assets relating to geographic areas outside the United States for each of the years in the three-year period ended December 31, 2002, is included in Note 15 to the Company's 2002 Consolidated Financial Statements which are included in this report beginning on page F-2.


Our Strategy

         Our objective is to be the primary source for consumers' party goods requirements as well as a recognized supplier of quality stationery and gift items. The key elements of our strategy are as follows:

      o Build upon Position as a Leading Provider to Party Goods Retailers. We will continue to offer convenient "one-stop shopping" for both large superstores and smaller party goods retailers. We will seek to grow our sales to existing stores by increasing our share of sales volume and shelf space, continuing to develop innovative new products and by helping retailers promote coordinated ensembles that boost average purchase volume per consumer through "add-on" or impulse purchases. Given our position in the party superstore distribution channel and the strength of our relationships with major chains, we expect our sales will also grow as new party superstores are opened.

      o Increase Penetration in Independent Retail Distribution Channel. We also believe there is a significant opportunity to expand our sales to card and gift stores and other independent retailers. By introducing a new gift product line and increasing our specialty sales force to its current size of 135, our sales to this distribution channel have grown from approximately $15 million in 1999 to $38 million in 2002. We have made significant investments by adding management and expanding our customer service and marketing infrastructure to support the existing sales force as well as additional sales representatives that we expect to hire. As our existing representatives become more seasoned and productive, and as we add new representatives, we expect to increase sales and profitability from this distribution channel as sales growth is achieved with relatively fixed support costs.

     o Capitalize on Investments in Infrastructure. We intend to increase our sales and profitability by leveraging the significant investments that we have made in our infrastructure. In addition to building our specialty sales force and expanding our gift product offerings, we invested approximately $30 million to construct a new 544,000 square foot distribution facility that will enable us to consolidate further our distribution capabilities through 2003. We expect these changes will enable us to support substantially greater sales volume over the long term. We also expect to realize additional savings from our integration of our recent acquisition of M&D Balloons with our Anagram operations.

      o Expand International Presence. We believe there is an opportunity to expand our international business, which represented approximately 14% of our sales in each of the years in the three-
         year period ended December 31, 2002. We currently have a presence in Mexico, Canada, Europe and Asia. We have our own sales force in Mexico, Canada, and the United Kingdom, and operate through third-party sales representatives elsewhere. The market for decorative party goods outside the U.S. is less mature due to lower consumer awareness of party products and less developed retail distribution channels. Our strategy is to grow our international sales by broadening our distribution network, increasing accessorization and customization of our products to local tastes and holidays and continuing to deepen retail penetration. We have identified the U.K., Germany and Australia as the most attractive opportunities for expansion at the present time, based on their demographics, celebratory customs and practices, recent recognition of the party superstore concept and use/acceptance of the English language.

      o Continued Growth Through Targeted Acquisitions. We believe that there will be from time to time opportunities to make acquisitions of complementary businesses. Through such businesses, we can leverage our existing marketing, distribution and production capabilities, expand our presence in the various retail distribution channels, further broaden and deepen our product line and increase our penetration in international markets.


Innovative Product Development and Design Capabilities

         Our 114 person in-house design staff continuously develops fresh, innovative and contemporary product designs and concepts. Our continued
investment in art and design results in a steady supply of fresh ideas and the creation of complex, unique ensembles that appeal to consumers. In 2002, we introduced over 4,000 new products and more than 65 new ensembles. Our proprietary designs help us keep our products differentiated from the competition.


Party Product Lines

         The percentage of sales for each product line for 2002, 2001 and 2000 are set forth in the following table:

                                          2002      2001      2000
                                         -----     -----     -----
            Party Goods................    65%       69%       70%
            Metallic Balloons..........    23        21        21
            Stationery.................     7         7         7
            Gift.......................     5         3         2
                                         ----      ----      ----
                                          100%      100%      100%
                                         ====      ====      ====

         The following table sets forth the principal products in each of the categories, excluding metallic balloons:

      Party Goods                    Stationery                    Gift
      -----------                    ----------                    ----
Decorative and Solid Color     Baby and Wedding Memory       Ceramic Giftware
  Tableware                      Books                       Decorative Candles
Candles                        Decorative Tissues            Decorative Frames
Cascades and Centerpieces      Gift Wrap, Bows and Bags      Mugs
Crepe                          Invitations, Notes and        Plush Toys
Cutouts                          Stationery                  Wedding Accessories
Flags and Banners              Photograph Albums               and Cake Tops
Guest Towels                   Ribbons
Latex Balloons                 Stickers and Confetti
Party Favors
Party Hats
Pinatas

         Our products span a wide range of lifestyle events from age-specific birthdays to theme parties and sporting events, as well as holidays such as Halloween and New Year's. Approximately 80% of our sales consist of items designed for non-seasonal occasions, with the remaining 20% comprised of items used for holidays and events throughout the year. Our product offerings cover the following:

          Seasonal                   Themes                  Everyday
      ----------------         ------------------          ------------
      New Year's               Card Night                  Birthdays
      Valentine's Day          Fiesta                      Graduations
      St. Patrick's Day        Fifties Rock and Roll       Weddings
      Easter                   Hawaiian Luau               Anniversaries
      Passover                 Mardi Gras                  Showers
      Fourth of July           Masquerade                  First Communions
      Halloween                Patriotic                   Confirmations
      Thanksgiving             Religious                   Retirements
      Hanukkah                 Sports                      Christenings
      Christmas                Summer Fun                  Bar Mitzvahs
                               Western


Manufactured Products

           Our vertically integrated manufacturing capability (i.e., our ability to perform each of the steps in the process of converting raw materials into our finished products) enables us to control costs, monitor product quality and manage inventory investment better and provide more efficient order fulfillment. We manufacture items representing over 60% of our 2002 sales. Our facilities in New York, Kentucky, Rhode Island, Minnesota, Illinois and Mexico are highly automated and produce paper and plastic plates and cups, napkins, metallic balloons and other party and novelty items. State-of-the art printing, forming, folding and packaging equipment support these manufacturing operations. Given our size and sales volume, we are generally able to operate our manufacturing equipment on the basis of at least two shifts per day thus lowering production costs per unit. In addition, we manufacture products for third parties, which allows us to maintain a satisfactory level of equipment utilization.

Purchased Products

          We try to outsource items that require labor-intensive production processes. We purchased products representing approximately 39% of sales in 2002 from independently-owned manufacturers, many of whom are located in Asia and with whom we have long-standing relationships. We have relationships of over 15 years with our two largest suppliers. We believe that the quality and price of the products manufactured by these suppliers provides a significant competitive advantage. Our business, however, is not dependent upon any single source of supply for these products.

Raw Materials

          The principal raw materials used in manufacturing our products are paper and petroleum-based resin. We have historically been able to change our product prices in response to changes in raw material costs. While we currently purchase such raw material from a relatively small number of sources, paper and resin are available from numerous sources. Therefore, we believe our current suppliers could be replaced without adversely affecting our manufacturing operations in any material respect.

Sales and Marketing

         Our principal sales and marketing efforts are conducted through a domestic direct employee sales force of approximately 170 professionals servicing over 40,000 retail accounts. Included in this sales force are our approximately 35 seasoned sales professionals who service the party superstore and party specialty retailer distribution channel and who, on average, have been affiliated with us for approximately

9 years. In addition to the employee sales team, a select group of manufacturers' representatives handle specific account situations. Employees of subsidiaries outside the United States generally service international customers.

         To focus more closely on the needs of the independent retail distribution channel, we utilize a specialty sales force which currently totals approximately 135 sales professionals. Our specialty sales force is unique in the party goods industry in its ability to offer both gift products and a comprehensive line of decorative party goods and accessories. Anagram and M&D Balloons utilize a group of approximately 40 independent distributors to bring their metallic balloons to the grocery, gift and floral markets, as well as to our party superstore and specialty retailer customers. To support our sales and marketing efforts, we produce four main decorative party product catalogues annually (three catalogues for seasonal products and one catalogue for everyday products). We also produce additional catalogues to market our metallic balloons and gift and stationery products.

         Our practice of including party goods retailers in all facets of our product development is a key element of our sales and marketing efforts. We target important consumer preferences by integrating our own market research with the input of party goods retailers in the creation of our designs and products. In addition, our sales force assists customers in the actual set-up and layout of displays of our products and, from time to time, provides customers with promotional displays.

         Additionally, we have successfully pursued opportunities to have our products listed on the websites of various Internet retailers. We have also developed a website which displays and describes our product assortment and capabilities. This website enables our key customers to access real time information regarding the status of existing orders, stock availability and to place new orders. In the future, we plan to utilize this website as a vital marketing tool, providing us with the ability to announce special product promotions and other information in an expeditious manner and to make the website available to all of our customers.

Distribution and Systems

         We ship our products from distribution facilities that employ computer assisted systems directly to customers throughout the United States and Canada. Our electronic-order entry and information systems allow us to manage our inventory with minimal waste, achieve average fill rates in excess of 90% and provide quick order turnaround times of generally between 24 to 48 hours.

         Our distribution facilities for paper party items are principally located in New York; represent more than 1,000,000 square feet in the aggregate; and include a new 544,000 square foot domestic facility which became fully operational during the fourth quarter of 2002. We distribute our metallic balloons domestically from facilities in Minnesota and New York. Products for markets outside the United States are shipped from our distribution facilities in Mexico, the United Kingtom and Australia.

Customers

         Our customers are principally party superstores, other party goods retailers, independent card and gift retailers and other distributors. We have also expanded our presence in the gift shop, supermarket and other smaller independent retail distribution channels. In the aggregate, we supply more than 40,000 retail outlets both domestically and internationally.

         We have a diverse customer base with only one customer, Party City, the nation's largest party goods retailer, accounting for more than 10% of our sales in 2002. For the years ended December 31, 2002, 2001 and 2000, sales to Party City's corporate-owned and operated stores represented 13%, 13% and 12% of consolidated net sales, respectively. For the years ended December 31, 2002, 2001 and 2000, sales to Party City's franchise-owned and operated stores represented 14%, 15% and 13% of consolidated net sales, respectively. Franchisees are financially independent from Party City and diversify our credit exposure.

Competition

         We compete on the basis of diversity and quality of our product designs, breadth of product line, product availability, price, reputation and customer service. Although we have many competitors with respect to one or more of our products, we believe that there are few competitors who manufacture and distribute products with the complexity of design and breadth of product lines that we do. Furthermore, our design and manufacturing processes create efficiencies in manufacturing that few of our competitors achieve in the production of numerous coordinated products in multiple design types.

         Competitors include smaller independent specialty manufacturers, as well as divisions or subsidiaries of large companies with greater financial and other resources than ourselves. Certain of these competitors control various product licenses for widely recognized images, such as cartoon or motion picture characters, which could provide them with a competitive advantage. However, through the acquisitions of Anagram and M&D Balloons, we have acquired a strong portfolio of cartoon and other character licenses that we use in the design and production of our metallic balloons.

Copyrights

         We own copyrights on the designs we create and use on our products and trademarks on the words and designs used on or in connection with our products. It is our practice to register our copyrights with the United States Copyright Office to the extent we deem reasonable. We do not believe that the loss of copyrights or trademarks with respect to any particular product or products would have a material adverse effect on our business. Except for those licenses held by Anagram and M&D Balloons, we do not depend on licenses to any material degree in our business and, therefore, do not incur any material licensing expenses. We hold approximately 90 licenses, allowing us to use various cartoon and other characters on our balloons. None of these licenses is individually material to our aggregate business.

Employees

         As of December 31, 2002, the Company had approximately 2,000 employees, none of whom is represented by a labor union. The Company considers its relationship with its employees to be good.


ITEM 2.  PROPERTIES

         The Company maintains its corporate headquarters in Elmsford, New York and conducts its principal design, manufacturing and distribution operations at the following facilities:

                                                                                              Owned or Leased
Location                         Principal Activity                Square Feet            (with Expiration Date)
--------                         ------------------                -----------            ----------------------

Elmsford, New York          Executive Offices; design and       97,000 square feet        Leased (expiration date:
                            art production of party                                       December 31, 2007)
                            products and decorations

Harriman, New York          Manufacture of paper napkins        75,000 square feet        Leased (expiration date:
                            and cups                                                      March 31, 2006)

Providence, Rhode Island    Manufacture and distribution        277,700 square feet       Leased (expiration date:
                            of plastic plates, cups and bowls                             April 26, 2006)

Louisville, Kentucky        Manufacture and distribution        189,000 square feet       Leased (expiration date:
                            of paper plates                                               March 31, 2010)

Newburgh, New York          Manufacture of paper napkins        53,000 square feet        Leased (expiration date:
                            and cups                                                      May 31, 2004)

Eden Prairie, Minnesota     Manufacture and distribution        115,600 square feet       Owned
                            of balloons and accessories

                                                                                              Owned or Leased
Location                         Principal Activity                Square Feet            (with Expiration Date)
--------                         ------------------                -----------            ----------------------

Tijuana, Mexico             Manufacture and distribution        75,000 square feet        Leased (expiration date:
                            of party products                                             May 16, 2007)

Chester, New York (1)       Distribution of decorative party    287,000 square feet       Owned
                            products

Chester, New York (2)       Distribution of decorative party    544,000 square feet       Owned
                            products

Goshen, New York            Distribution of seasonal            130,000 square feet       Leased (expiration date:
                            decorative party products                                     October 31, 2006)

Newburgh, New York          Distribution of solid color         349,100 square feet       Leased (expiration date:
                            party products                                                April 30, 2003)

Milton Keynes, England      Distribution of party products      110,000 square feet       Leased (expiration date:
                            throughout United Kingdom                                     June 30, 2017)
                            and Europe

Manteno, Illinois           Manufacture of printed film         31,900 square feet        Leased (expiration date:
                            and flexible packing materials                                August 31, 2003)

Chanhassen, Minnesota       Distribution of balloons and        62,200 square feet        Leased (expiration date:
                            accessories                                                   October 14, 2004)


     (1) Property subject to a ten-year mortgage securing a loan in the original principal amount of $5.9 million and bearing interest at a rate of 8.51%. The loan matures in September 2004. The principal amount outstanding as of December 31, 2002 was approximately $1.0 million. During the first quarter of 2003, we have transferred the distribution of solid color party products to this facility from the Newburgh, New York facility. We have not renewed the lease on the Newburgh, New York facility expiring on April 30, 2003.

     (2) Property subject to first and second lien mortgage loans in the original principal amount of $10.0 million each with a financial institution and the New York State Job Development Authority, respectively. The first lien mortgage note bears interest at LIBOR plus 2.75%. However, we have utilized an interest rate swap agreement to effectively fix the loan rate at 8.40% for the term of the loan. The second lien mortgage note bears interest at a rate of 3.77%, subject to change under certain conditions. Both notes are for a term of 96 months and require monthly payments based on a 180-month amortization period with balloon payments upon maturity in January 2010. At December 31, 2002, the principal amounts outstanding under the first and second lien mortgage notes were approximately $9.4 million and $9.6 million, respectively. This facility became fully operational during the fourth quarter of 2002.


         Additionally, we maintain smaller distribution facilities in Australia, Canada and Mexico. We also maintain sales offices in Australia, Canada and Japan and showrooms in New York, Texas, Georgia and Toronto, Canada.

         We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. To the extent such capacity is not needed for the manufacture of our products, we generally use such capacity for the manufacture of products for others pursuant to terminable contracts. All properties generally are used on a basis of two shifts per day. We also believe that upon the expiration of our current leases, we will be able either to secure renewal terms or to enter into leases for alternative locations at market terms.

ITEM 3.  LEGAL PROCEEDINGS

         We are a party to certain claims and litigation in the ordinary course of business. We do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect upon our financial condition or future results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On December 19, 1997, Amscan and Confetti Acquisition, Inc. ("Confetti"), a newly formed Delaware corporation affiliated with GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co. (collectively, "GSCP"), entered into a merger pursuant to an agreement providing for a recapitalization of Amscan in which Confetti was merged with and into Amscan (the "Merger"), with Amscan as the surviving corporation. Following the consummation of the Merger in December 1997, the common stock of the Company (the "Common Stock" or "Company Common Stock"), par value $0.10 per share, was delisted from the Nasdaq National Market System ("Nasdaq") and the Company filed with the Securities and Exchange Commission (the "Commission") a Form 15 to deregister the Company Common Stock under the Securities Exchange Act of 1934. As a result, there is no public trading market for the Company Common Stock.

         As of the close of business on March 28, 2003, there were 28 holders of record of the Company Common Stock.

         On March 30, 2001, the Board of Directors authorized 500 shares of preferred stock, $0.10 par value, and designated 100 shares as Series A
Redeemable Convertible Preferred Stock ("Series A Redeemable Convertible Preferred Stock"). Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP for proceeds of $6.0 million. Dividends are cumulative and payable annually, at 6% per annum. Dividends payable on or prior to March 30, 2004, are payable in additional shares of Series A Redeemable Convertible Preferred Stock. Subsequent to March 30, 2004, dividends are payable, at the option of the Company, either in cash or additional shares of Series A Redeemable Convertible Preferred Stock. On March 30, 2002, the annual dividend was distributed in additional shares of Series A Redeemable Convertible Preferred Stock. See Note 13 to the Company's 2002 Consolidated Financial Statements which are included in this report beginning on page F-2.

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

Equity Compensation Plan Information

                                             (a)                           (b)                         (c)
                                                                                              Number of securities
                                                                                             remaining available for
                                  Number of securities to be        Weighted-average          future issuance under
                                    issued upon exercise of         exercise price of          equity compensation
                                     outstanding options,          outstanding options,    plans (excluding  securities
                                     warrants and rights           warrants and rights       reflected in column (a))
Equity compensation plans
approved by security holders           132.074                           $87,620                      17.926

Equity compensation plans not
approved by security holders              --                               --                            --
                                       -------                           -------                      ------
           Total ............          132.074                           $87,620                      17.926
                                       =======                           =======                      ======


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data presented below under the captions "Statement of Income Data," and "Balance Sheet Data" as of the end of and for each of the years in the five-year period ended December 31, 2002, are derived from the consolidated financial statements of Amscan Holdings, Inc. The consolidated financial statements as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002 and the report thereon, are included in this report under Item 8, "Financial Statements and Supplementary Data." The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                   Years Ended December 31,
                                                              -----------------------------------------------------------------
                                                                 2002         2001           2000          1999          1998
                                                              ---------     ---------     ---------     ---------     ---------
                                                                                    (Dollars in thousands)
Statements of Income Data (1):
Net sales .................................................   $ 385,603     $ 345,183     $ 323,484     $ 304,892     $ 234,048
Cost of sales .............................................     252,980       225,036       206,872       194,632       151,324
                                                              ---------     ---------     ---------     ---------     ---------
Gross profit ..............................................     132,623       120,147       116,612       110,260        82,724
Selling expenses ..........................................      34,619        31,414        28,578        23,235        15,956
General and administrative expenses .......................      32,056        33,317        31,958        30,694        20,612
Provision for doubtful accounts ...........................       3,008         3,758         7,133         2,906         3,336
Art and development costs .................................      10,301         8,772         8,453         8,650         5,972
Write-off of deferred financing and IPO-related costs (2) .       2,261
Restructuring charges (3) .................................       1,663                         500           995         2,400
                                                              ---------     ---------     ---------     ---------     ---------
Income from operations ....................................      48,715        42,886        39,990        43,780        34,448
Interest expense, net .....................................      21,792        24,069        26,355        26,365        22,965
Other (income) expense, net ...............................        (311)           24            96            35          (121)
                                                              ---------     ---------     ---------     ---------     ---------
Income before income taxes and minority interests .........      27,234        18,793        13,539        17,380        11,604
Income tax expense ........................................      10,757         7,423         5,348         7,100         4,816
Minority interests ........................................          12            68            75            73            79
                                                              ---------     ---------     ---------     ---------     ---------
Net income ................................................      16,465        11,302         8,116        10,207         6,709
Dividend on redeemable convertible preferred stock ........         376           270
                                                              ---------     ---------     ---------     ---------     ---------
Net income applicable to common shares ....................   $  16,089     $  11,032     $   8,116     $  10,207     $   6,709
                                                              =========     =========     =========     =========     =========

Other Financial Data:
Gross margin percentage ...................................       34.4%         34.8%         36.0%         36.2%         35.3%
Capital expenditures, including assets under capital leases   $  17,765     $  37,623     $  18,576     $  12,283     $   7,714
Depreciation and amortization (4) .........................      13,962        15,468        14,487        12,931         8,501
Ratio of earnings to fixed charges (5) ....................        2.0x          1.6x          1.4x          1.6x          1.4x

Balance Sheet Data:
Working capital ...........................................   $ 119,256     $  96,713     $  83,760     $  82,228     $  71,476
Total assets ..............................................     372,497       310,474       280,627       263,487       248,852

Short-term obligations (6) ................................   $   3,220     $   4,155     $  14,089     $   8,250     $  13,177
Long-term obligations .....................................     295,420       278,443       261,815       266,891       270,127
                                                              ---------     ---------     ---------     ---------     ---------
Total obligations .........................................   $ 298,640     $ 282,598     $ 275,904     $ 275,141     $ 283,304
                                                              =========     =========     =========     =========     =========

Redeemable convertible preferred stock (7) ................   $   6,646     $   6,270
Redeemable Common Stock (8) ...............................      30,523        29,949     $  28,768     $  23,582     $  19,547
Stockholders' deficit .....................................     (46,283)      (77,305)      (86,881)      (88,529)      (95,287)

    (1) During the first quarter of 2002, we adopted Emerging Issues Task Force No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF No. 01-09"). EITF No. 01-09 addresses the income statement classification of certain advertising costs. Our consolidated statements of income, including those presented for comparative purposes, include the reclassification of certain selling expenses as a reduction of revenue. These reclassifications did not affect our income from operations or net income.

    (2) During the fourth quarter of 2002, we amended and restated our existing credit facility with various lenders which resulted in a $1.5 million write-off of deferred financing costs associated with the facility. Additionally, during the fourth quarter of 2002, we decided not to pursue an initial public offering ("IPO") of shares of our Common Stock, which resulted in a $0.8 million write-off of costs associated with the offering. On March 12, 2003, we filed a Form RW with the Commission withdrawing our registration statement for the IPO.

    (3) During 2002, the Company incurred charges of $0.6 million resulting from the consolidation of the fabrication operations of M&D Balloons into its existing balloon operations. In addition, the Company incurred charges of $0.4 million and $0.7 million relating to the consolidation of certain domestic and foreign distribution operations, respectively. These consolidations may result in additional restructuring charges in subsequent periods.

        The Company recorded charges of $0.3 million and $2.4 million in 2000 and 1998, respectively, in connection with the restructuring of its distribution operations. The Company closed two facilities located in California and Canada. The restructuring charges include a non-cash write-down of $1.3 million relating to property, plant and equipment, the accrual of future lease obligations of $0.5 million and severance and other costs of $0.9 million. In addition, during 2000, the Company incurred charges of $0.2 million in connection with the consolidation of certain manufacturing operations.

        During the fourth quarter of 1999, the Company recorded restructuring charges of $1.0 million in association with the proposed construction of a new distribution facility. The charges represented building costs written-off due to the relocation of the proposed site.

    (4) Depreciation and amortization includes amortization of goodwill of $2.6 million, $2.6 million, $2.7 million, and $1.0 million in 2001, 2000, 1999 and 1998, respectively.

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

    (6) Short-term obligations consists primarily of borrowings under bank lines of credit and the current portion of long-term debt.

    (7) On March 30, 2001, the Board of Directors authorized 500 shares of our preferred stock, $0.10 par value, and designated 100 shares as Series A Redeemable Convertible Preferred Stock. Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP, for proceeds of $6.0 million. Dividends are cumulative and payable annually, at 6% per annum. Dividends payable on or prior to March 30, 2004, are payable in additional shares of Series A Redeemable Convertible Preferred Stock. Subsequent to March 30, 2004, dividends are payable, at the option of the Company, either in cash or additional shares of Series A Redeemable Convertible Preferred Stock. On March 30, 2002, the annual dividend was distributed in additional shares of Series A Redeemable Convertible Preferred Stock. As of December 31, 2002, accrued dividends aggregated $286,200 and are included in redeemable convertible preferred stock on the consolidated balance sheet. At December 31, 2002, 42.4 shares of our preferred stock were issued and outstanding.

        Each share of the Series A Redeemable Convertible Preferred Stock is convertible at the option of the holder at any time into shares of Common Stock of the Company, $0.10 par value, at a conversion rate of
        1.0 share of Common Stock for each share of Series A Redeemable Convertible Preferred Stock, subject to adjustment under certain conditions.

    (8) Under the terms of the Company's amended and restated stockholders' agreement dated February 20, 2002 (the "Stockholders' Agreement"), the Company can purchase all of the shares held by an employee stockholder and, under certain circumstances, an employee stockholder can require the Company to purchase all of the shares held by the employee. The purchase price as prescribed in the Stockholders' Agreement is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by the Company to employee stockholders based on fully paid and vested shares has been classified as redeemable Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        Over the past several years, the party goods industry has experienced significant changes in both distribution channels and product offerings. Although there has been consolidation in the party superstore distribution channel in the past five years, the number of party superstores continues to increase. Due, in part, to the success of the superstore distribution channel, party goods manufacturers have broadened their product offerings to support the celebration of a greater number of occasions. The industry's growth has been directly affected by these changes. To achieve further sales growth and expansion, we utilize a specialty sales force to focus more closely on card and gift stores and other independent retailers and have created expansive gift lines encompassing home, baby and wedding products for general gift giving or self-purchase, principally for this distribution channel.

         Our revenues are  generated  from sales of  approximately  38,000 SKU's consisting  of party  goods  for all  occasions,  including  paper  and  plastic tableware, accessories and novelties, metallic balloons, stationery and gift items. Tableware (plates, cups, cutlery, napkins and tablecovers) is our core product category, generating approximately 41% of revenues in 2002. Coordinated accessories (e.g., balloons, banners, gifts and stationery) and novelties (e.g., party favors) are offered to complement our tableware products. As a metallic balloon manufacturer, we have a strong presence in grocery, gifts and floral distribution channels, and have leveraged our strong presence to bring additional party goods to these markets. In February 2002, we completed the strategic acquisition of M&D Balloons, a metallic balloon manufacturer, which has a strong portfolio of character licenses that complement those of our previously existing portfolio.

         Gross profit is principally influenced by product mix and the cost of our key raw materials (paper and petroleum-based resin). We have historically been able to adjust our prices in response to changes in the price of our key raw materials. Products we manufacture, primarily tableware and metallic balloons, represented over 60% of our sales in 2002. During the past three years, we have invested over $25.9 million in printing, fabrication, packaging and other manufacturing equipment, which has allowed us to increase productivity rates, thereby lowering labor and overhead as a percentage of manufacturing costs and increasing manufacturing margins. We believe our ability to manufacture over 60% of our products enables us to lower production costs by optimizing production while minimizing inventory investment, to ensure product quality through rigid quality control procedures during production and to be responsive to our customers' product design demands.

Results of Operations

         During the first quarter of 2002, the Company adopted Emerging Issues Task Force No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF No. 01-09"). EITF No. 01-09 addresses the income statement classification of certain selling expenses. The Company's consolidated statements of income, including those presented for comparative purposes, include the reclassification of such expenses as a reduction of revenue. These reclassifications did not affect the Company's income from operations or net income.


Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Percentage of Net Sales
                                                         Year Ended December 31,
                                                         -----------------------
                                                            2002        2001
                                                           ------      ------
Net sales .............................................    100.0%      100.0%
Cost of sales..........................................     65.6        65.2
                                                           -----       -----
  Gross profit.........................................     34.4        34.8
Operating expenses:
  Selling expenses.....................................      9.0         9.1
  General and administrative expenses..................      8.3         9.7
  Provision for doubtful accounts......................      0.8         1.1
  Art and development costs............................      2.7         2.5
  Write-off of deferred financing and IPO-related costs      0.6
  Restructuring charges................................      0.4
                                                           -----       -----
Total operating expenses...............................     21.8        22.4
                                                           -----       -----
  Income from operations...............................     12.6        12.4
Interest expense, net..................................      5.6         7.0
Other income, net......................................     (0.1)
                                                           -----       -----
  Income before income taxes and minority interests....      7.1         5.4
Income tax expense.....................................      2.8         2.1
Minority interests.....................................
                                                           -----       -----
  Net income...........................................      4.3%        3.3%
                                                           =====       =====


         Net sales of $385.6 million for the year ended December 31, 2002 were $40.4 million or 11.7% higher than net sales for the year ended December 31, 2001. During year ended December 31, 2002, the Company's net sales of printed ensembles, solid color tableware and other party goods to the party superstore distribution channel grew by 5.3%. The Company's specialty sales force, which brings party goods and related gift products to card and gift stores and other independent retailers, achieved 42.1% net sales growth during the year ended December 31, 2002. Domestic net sales of metallic balloons and flexible packaging during the year ended December 31, 2002 increased by 39.7% when compared to 2001, principally as a result of the February 2002 acquisition of M&D Balloons (see Liquidity and Capital Resources).

         Gross profit for the year ended December 31, 2002 of 34.4% was 0.4% lower than in 2001 principally due to the impact of product mix (particularly solid color tableware), start-up costs associated with the new distribution facility which became fully operational during the fourth quarter of 2002 and increased insurance costs, much of which was a result of the events of September 11, 2001.

         Selling expenses of $34.6 million for the year ended December 31, 2002 were $3.2 million higher than in the corresponding period in 2001 principally due to the inclusion of the operating results of M&D Balloons and the continued expansion of the Company's specialty sales force. Selling expenses, as a percentage of net sales, decreased from 9.1% to 9.0%, as we continue to leverage our sales infrastructure.

         General and administrative expenses of $32.1 million for the year ended December 31, 2002 were $1.3 million lower than 2001. The net decrease in general and administrative expenses principally reflects the elimination of goodwill amortization in 2002, which totaled $1.6 million during the year ended December 31, 2001. The elimination of goodwill amortization was partially offset by the inclusion of the operating results of M&D Balloons and the aforementioned increased insurance costs as well as employee wages. As a percentage of sales, general and administrative expenses decreased by 1.4% to 8.3%.

         The provision for doubtful accounts of $3.0 million for the year ended December 31, 2002 decreased by $0.8 million and from 1.1% to 0.8% of net sales compared to 2001. During the second half of 2001, a superstore customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and the Company charged $2.5 million to the provision for doubtful accounts to fully provide for this customer's accounts receivable balance. The customer accounted for 2.1% of our net sales in 2001.

         Art and development costs of $10.3 million for the year ended December 31, 2002 were $1.5 million higher as compared to 2001, principally due to an increase in staff and the inclusion of the operating results of M&D Balloons. As a percentage of sales, art and development costs increased by 0.2% to 2.7%.

         During the fourth quarter of 2002, the Company amended and restated its existing credit facility with various lenders which resulted in a $1.5 million write-off of deferred financing costs associated with the facility. Additionally, during the fourth quarter of 2002, we decided not to pursue an IPO, which resulted in a $0.8 million write-off of costs associated with the offering. On March 12, 2003, we filed a Form RW with the Commission withdrawing our registration statement for the IPO.

         During 2002, the Company incurred charges of $0.6 million resulting from the consolidation of the fabrication operations of M&D Balloons into its existing balloon operations. In addition, the Company incurred charges of $0.4 million and $0.7 million relating to the consolidation of certain domestic and foreign distribution operations, respectively. These consolidations may result in additional restructuring charges in subsequent periods.

         Interest expense, net, of $21.8 million for the year ended December 31, 2002 was $2.3 million lower than 2001 reflecting lower average interest rates (6.7% in 2002 versus 8.4% in 2001), partially offset by higher average borrowings.

         Income taxes for the years ended December 31, 2002 and 2001 were provided for at a consolidated effective income tax rate of 39.5%. The effective income tax rate exceeds the federal statutory income tax rate primarily due to state income taxes.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Percentage of Net Sales
                                                        Year Ended December 31,
                                                        -----------------------
                                                           2001        2000
                                                          ------      ------
Net sales ..........................................      100.0%      100.0%
Cost of sales.......................................       65.2        64.0
                                                          -----       -----
  Gross profit......................................       34.8        36.0
Operating expenses:
  Selling expenses..................................        9.1         8.8
  General and administrative expenses...............        9.7         9.9
  Provision for doubtful accounts...................        1.1         2.2
  Art and development costs.........................        2.5         2.6
  Restructuring charges.............................                    0.2
                                                          -----       -----
Total operating expenses............................       22.4        23.7
                                                          -----       -----
  Income from operations............................       12.4        12.3
Interest expense, net...............................        7.0         8.1
Other expense, net..................................
                                                          -----       -----
  Income before income taxes and minority interests.        5.4         4.2
Income tax expense..................................        2.1         1.7
Minority interests..................................
                                                          -----       -----
  Net income........................................        3.3%        2.5%
                                                          =====       =====

         Net sales for the year ended December 31, 2001 of $345.2 million, were $21.7 million or 6.7% higher than for the year ended December 31, 2000. During 2001, our sales of printed ensembles, solid color tableware and other party goods to the party superstore distribution channel grew by 16.4%, despite further consolidation during the year. In addition, our specialty sales force, which brings party goods and related gift products to card and gift stores and other independent retailers, experienced 40% sales growth, including a 66% increase in gift sales to $10.3 million. These sales gains were partially offset by an 8% decrease in sales of party goods to regional party stores, craft stores and mass merchants, a 28% decrease in revenue from contract manufacturing and the negative impact of foreign currency fluctuations in Europe.

         Gross profit for the year ended December 31, 2001 was $120.1 million, or 34.8% of net sales, as compared to $116.6 million, or 36.0% for the year 2000 as incremental margins achieved as a result of higher sales were more than offset by the impact of product mix, particularly solid color tableware, higher effective sales incentive rates and unabsorbed overhead as result of lower contract manufacturing.

         Selling expenses of $31.4 million for the year ended December 31, 2001 were $2.8 million higher than in 2000, or 9.1% of net sales versus 8.8% for the year 2000. The increase in selling expenses reflects the continued expansion of our specialty sales force, which has more than doubled since its creation in 1999, and increased marketing initiatives relating to gift product lines.

         General and administrative expenses of $33.3 million for the year ended December 31, 2001 represents an increase of $1.4 million as compared to the year 2000. The increase in general and administrative expenses principally reflects higher employee wages and benefits and professional fees. As a percentage of sales, general and administrative expenses decreased by 0.2%, to 9.7%.

         The provision for doubtful accounts for the year ended December 31, 2001 decreased by $3.4 million to $3.8 million and from 2.2% to 1.1% of net sales. During 2001, a superstore customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. We charged $2.5 million to the provision for doubtful accounts during the second half of 2001 to fully provide for the accounts receivable balance due from this customer. This customer accounted for 2.1% of our net sales in 2001. During the year ended December 31, 2000, two of our customers filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. As a result of those filings, we charged $3.4 million and $1.0 million to the provision for doubtful accounts during the second and fourth quarters of

2000, respectively, to fully provide for the accounts receivable balances due from these customers. We also charged $1.6 million to the provision for doubtful accounts during the fourth quarter of 2000, which represented the remaining accounts receivable balance from a customer that filed for bankruptcy during 1999.

         Art and development costs of $8.8 million for the year ended December 31, 2001 were $0.3 million higher than in 2000 but remained relatively consistent at 2.5% of sales versus 2.6% for 2000.

         During the fourth quarter of the year ended December 31, 2000, we recorded charges of $0.3 million relating to the restructuring of our distribution operations begun in 1998 and $0.2 million in connection with the consolidation of certain manufacturing operations.

         Interest expense, net, of $24.1 million for the year ended December 31, 2001 was $2.3 million lower than in 2000, and reflects a lower average interest rate (8.4% in 2001 versus 9.26% in 2000) and the capitalization of approximately $1.0 million of interest expense in 2001, partially offset by the impact of higher average borrowings.

         Income taxes for the years ended December 31, 2001 and 2000 were provided for at a consolidated effective income tax rate of 39.5%. The effective income tax rate exceeds the federal statutory income tax rate primarily due to state income taxes.


Liquidity and Capital Resources

         On December 20, 2002, we amended and restated our existing credit facility with various lenders (the "Lenders"), with Goldman Sachs Credit Partners L.P. as sole lead arranger, sole bookrunner and syndication agent, General Electric Capital Corporation as administrative and collateral agent and Fleet National Bank as documentation agent. Under the terms of the Second Amended and Restated Credit and Guaranty Agreement (the "Credit Agreement") the Lenders agreed to amend and restate the Company's existing bank credit agreements in their entirety and to provide a $200,000,000 senior secured facility consisting of a $170,000,000 term loan (the "Term Loan") and up to $30,000,000 aggregate principal amount of revolving loans (the "Revolver"). The proceeds of the Term Loan were used to redesignate and replace the Company's AXEL term loan of $148.5 million and revolver borrowings of $16.0 million existing at the closing date and to pay certain fees and expenses associated with the refinancing.

         The $170,000,000 Term Loan was funded at a 1.0% original issue discount and provides for amortization (in quarterly installments) of 1.0% per annum through June 15, 2006, and will then amortize in equal quarterly payments through June 15, 2007. The Term Loan bears interest, at the option of the Company, at the index rate plus 3.50% per annum or at LIBOR plus 4.50% per annum, with a LIBOR floor of 2.0%. At December 31, 2002, the floating interest rate on the Term Loan was 7.75%. The Company is required to make prepayments under the Credit Agreement based upon the net proceeds from certain asset sales and insurance or condemnation awards, the issuances of certain debt and equity securities, and based on annual cash flows, as defined.

         The Revolver expires on June 15, 2007, and bears interest, at the option of the Company, at the index rate plus, based on performance, a margin ranging from 2.00% to 3.50% per annum, or at LIBOR plus, based on performance, a margin ranging from 3.00% to 4.50% per annum, with a LIBOR floor of 2.0%. At December 31, 2002, the Company had no borrowings under the Revolver. Standby letters of credit totaling $6.5 million were outstanding and the Company had borrowing capacity of approximately $23.5 million under the terms of the Revolver at December 31, 2002.

         The Term Loan and borrowings under the Revolver are secured by a first priority lien on substantially all of the Company's assets and are guaranteed by the Company's domestic subsidiaries. The Company is required to maintain certain financial ratios during the term of the Credit Agreement, including leverage and interest coverage ratios.

         At December 31, 2002, the Company had $110,000,000 of senior subordinated notes (the "Notes") outstanding. The Notes bear interest at a rate of 9.875% per annum and mature in December 2007. Interest is payable semi-annually on June 15 and December 15 of each year. The Notes are redeemable at the option of the Company, in whole or in part, at redemption prices ranging from 104.937% to 100%, plus accrued and unpaid interest to the date of redemption. Upon the occurrence of a Change of Control, as defined in the note indenture, the Company will be obligated to make an offer to purchase the Notes, in whole or in part, at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of purchase. If a Change of Control were to occur, the Company may not have the financial resources to repay all of its obligations under the Credit Agreement, the note indenture and the other indebtedness that would become payable upon the occurrence of such Change of Control.

         The Credit Agreement and the Notes may affect the Company's ability to make future capital expenditures and potential acquisitions. However, management believes that current asset levels provide adequate capacity to support its operations for at least the next 12 months. At December 31, 2002, the Company did not have material commitments for capital expenditures or other acquisitions.

         In addition to the Revolver, the Company has a 400,000 Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate and expires on June 15, 2003, a 1.0 million British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on June 1, 2003 and a $1.0 million revolving credit facility which bears interest at LIBOR plus 1.0% and expires on December 31, 2003. No borrowings were outstanding under these revolving credit facilities at December 31, 2002.

         The Company financed the cost to purchase property in 2000 and to construct a new domestic distribution facility completed in 2001 (total cost of $30.2 million), using borrowings under the then existing revolving credit facility and, in 2001, the proceeds from the issuance of the Series A Redeemable Convertible Preferred Stock of $6.0 million (noted below) and long-term borrowings consisting of a first and second lien mortgage note in the original principal amount of $10.0 million each with a financial institution and the New York State Job Development Authority, respectively. The first lien mortgage note bears interest at LIBOR plus 2.75%. However, the Company has utilized an interest rate swap agreement to effectively fix the loan rate at 8.40% for the term of the loan. The second lien mortgage note bears interest at the rate of 3.77%, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority's confidential internal protocols. Both notes are for a term of 96 months and require monthly payments based on a 180-month amortization period with balloon payments upon maturity in January 2010.

         On March 30, 2001, the Board of Directors authorized 500 shares of preferred stock, $0.10 par value, and designated 100 shares as Series A
Redeemable Convertible Preferred Stock. Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP for proceeds of $6.0 million. Dividends are cumulative and payable annually at 6% per annum. Dividends payable on or prior to March 30, 2004, are payable in additional shares of Series A Redeemable Convertible Preferred Stock based on a value of $150,000 per share. Subsequent to March 30, 2004, dividends are payable, at the option of the Company, either in cash or additional shares of Series A Redeemable Convertible Preferred Stock. On March 30, 2002, the annual dividend was distributed in additional shares of Series A Redeemable Convertible Preferred Stock. At December 31, 2002, 42.40 shares of Series A Redeemable Convertible Preferred Stock were issued and outstanding and accrued dividends aggregated $286,200.

         On February 19, 2002, the Company purchased all of the outstanding Common Stock of M&D Balloons, a Manteno, Illinois-based manufacturer of metallic and plastic balloons, from American Greetings Corporation ("American Greetings") for $27.5 million plus related costs. The Company financed the acquisition by borrowing $13.5 million under its then existing revolving credit facility and issuing 96.774 shares of its Common Stock to American Greetings, at a value of $155,000 per share.

American Greetings continues to distribute metallic balloons under a supply agreement with the Company.

         The Company has several non-cancelable operating leases principally for office, distribution and manufacturing facilities, showrooms and warehouse equipment. These leases expire on various dates through 2017 and generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance costs. Rent expense for the year ended December 31, 2002, totaled $12.7 million. The minimum lease payments currently required under non-cancelable operating leases for the year ending December 31, 2003, approximate $12.1 million.

         On June 13, 2002, the Company filed a registration statement with the Commssion for an IPO of its Common Stock. However, during the fourth quarter of 2002, the Company decided not to pursue the IPO, which resulted in a $0.8 million write-off of costs associated with the offering. On March 12, 2003, the Company filed a Form RW with the Commission withdrawing its registration statement for the IPO.

          Based upon the current level of operations and anticipated growth, we anticipate that our operating cash flow, together with available borrowings under the Revolver will be adequate to meet our anticipated future requirements for working capital and operating expenses for at least the next 12 months. However, the Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness and to satisfy its other obligations will depend upon its future performance, which, to a certain extent, will be subject to general economic, financial, competitive, business and other factors beyond its control.


Cash Flow Data - Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

         Net cash provided by operating activities during the years ended December 31, 2002 and 2001, totaled $20.3 million and $26.3 million, respectively. Net cash flow provided by operating activities before changes in operating assets and liabilities for the years ended December 31, 2002 and 2001, was $40.9 million and $33.3 million, respectively. Changes in operating assets and liabilities, net of acquisition for the years ended December 31, 2002 and 2001 resulted in the use of cash of $20.6 million and $7.0 million, respectively. The changes in operating assets and liabilities principally reflect increased working capital requirements consistent with the Company's sales growth and, in 2002, increased inventory levels associated with the Company's transition to its new domestic distribution facility during the fourth quarter.

         Net cash used in investing activities during the year ended December 31, 2002 of $30.7 million included $13.5 million relating to the acquisition of M&D Balloons, $17.7 million of capital expenditures, including $3.1 million for equipment for the new domestic distribution facility, and $0.5 million of proceeds from disposal of property and equipment. Net cash used in investing activities during the year ended December 31, 2001 consisted of $37.4 million of capital expenditures, including $21.8 million of costs to complete the construction of the Company's new distribution facility and $6.3 million to acquire related distribution equipment.

         During the year ended December 31, 2002 net cash provided by financing activities of $11.4 million consisted of net proceeds from the Term Loan of $164.0 million, which were used to redesignate and replace the Company's AXEL term loan and revolver borrowings at the closing date and to pay certain fees and expenses associated with the refinancing, scheduled payments of other long-term obligations totaling $3.1 million and loans to officers under notes totaling $0.2 million. During the year ended December 31, 2001, net cash provided by financing activities of $11.0 million included the proceeds of $6.0 million from the issuance of 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP and the net proceeds from the two $10.0 million mortgage loans noted above. During 2001, the Company also repaid borrowings under its then existing revolving credit facility and AXEL term loan and other obligations totaling $13.5 million and made loans to officers under notes of $1.0 million.

Cash Flow Data - Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Net cash provided by operating activities for the year ended December 31, 2001, totaled $26.3 million, or $6.4 million higher than for the year ended December 31, 2000. Net cash flow provided by operating activities before changes in operating assets and liabilities for the years ended December 31, 2001 and 2000, was $33.3 million and $32.4 million, respectively. Changes in operating assets and liabilities for the years ended December 31, 2001 and 2000, resulted in the use of cash of $7.0 million and $12.5 million, respectively. The changes in operating assets and liabilities principally reflect an increase in accounts receivable and inventory, net of a corresponding increase in accounts payable, consistent with the growth in operations.

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

         During the year ended December 31, 2001, net cash provided by financing activities of $11.0 million included the proceeds of $6.0 million from the issuance of 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP and the net proceeds from the two $10.0 million mortgage loans noted above. During 2001, the Company also repaid short-term borrowings under its then existing revolving credit facility and long-term borrowings under its AXEL term loan and other obligations totaling $13.5 million and made loans to officers under notes of $1.0 million. During the year ended December 31, 2000, net cash provided by financing activities of $0.2 million primarily consisted of proceeds from net short-term borrowings under the then existing revolving credit facility for working capital needs and the new distribution facility, partially offset by the scheduled repayment and a $1.3 million prepayment of the AXEL term loan, repayment of other long-term obligations, and loans made to officers under notes totaling $0.6 million.


Critical Accounting Policies and Estimates

         Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe that the following significant accounting policies may involve a higher degree of judgment and complexity.

Revenue Recognition

         The Company's terms of sale are F.O.B. shipping point and, accordingly, title and the risks and rewards of ownership are transferred to the customer, and revenue is recognized, when goods are shipped. The Company estimates reductions to revenues for volume-based rebate programs at the time sales are recognized. Should customers earn higher incentives than estimated by us, additional reductions to revenues may be required.

Royalty Agreements

         Commitments for minimum payments under royalty agreements, a portion of which may be paid in advance, are charged to expense ratably, based on our estimate of total sales of related products. If all or a portion of the minimum guarantee subsequently appears not to be recoverable, the unrecoverable portion is charged to expense at that time.

Doubtful Accounts

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

         Our policy requires that we state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments regarding, among other things, future demand and market conditions, current inventory levels and the impact of the possible discontinuation of product designs. If actual conditions are less favorable than those projected by us, additional inventory write-downs to market value may be required.

Long-Lived and Intangible Assets

         We have significant property, plant and equipment, goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired requires us to make significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.


Legal Proceedings

         The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.


Recently Issued Accounting Standards

         Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 revises the accounting treatment for business combinations to require the use of purchase accounting and prohibit the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 revises the accounting for goodwill to eliminate the amortization of goodwill on transactions consummated after June 30, 2001 and of all other goodwill as of January 1, 2002. As a result, we stopped recording goodwill amortization as of January 1, 2001. Intangible assets with definite lives will continue to be amortized over their useful lives. SFAS No. 142 also requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment each year and more frequently if circumstances indicate a possible impairment. During 2002, we completed our review and determined that goodwill was not impaired.

         Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and expands the scope of a discontinued operation to include a component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not impact our financial position or results of operations.

         In May 2002, Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS No. 145"), was issued. SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will no longer be permitted for certain extinguishments considered to be part of a company's risk management strategy. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS No. 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS No. 4 for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 in 2002 and classified the write-off of certain deferred financing costs of $1.5 million as an operating expense, thereby reducing income from operations.

         In July 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated With Exit or Disposal Activities" ("SFAS No. 146") was issued. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF No. 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date an entity committed to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

         In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34," ("FIN No. 45") was issued. FIN No. 45 clarifies requirements relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 requires that upon issuance of a guarantee, companies recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN No. 45 were effective commencing in the fourth quarter of 2002. The recognition requirements of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of this interpretation to have a material effect on the consolidated financial statements.

         In November 2001, the EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product." EITF No. 01-09 was effective for Amscan as of January 1, 2002. EITF No. 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provision. These reclassifications did not affect our income from operations or net income.


"Safe Harbor" Statement under Private Securities Litigation Reform Act of 1995

         This report includes "forward-looking statements" within the meaning of various provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, including any changes to operations, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. Actual results may differ materially from those discussed. Whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to (1) the concentration of sales by the Company to party goods superstores where the reduction of purchases by a small number of customers could materially reduce the Company's sales and profitability, (2) the concentration of the Company's credit risk in party goods superstores, several of which are privately held and have expanded rapidly in recent years, (3) the failure by the Company to anticipate changes in tastes and preferences of party goods retailers and consumers, (4) the introduction by the Company of new product lines, (5) the introduction of new products by the Company's competitors, (6) the inability of the Company to increase prices to recover fully future increases in raw material prices, especially increases in prices of paper and petroleum-based resin, (7) the loss of key employees, (8) changes in general business conditions, (9) other factors which might be described from time to time in the Company's filings with the Commission, and (10) other factors which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and the actual results or developments anticipated by the Company may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company or its business or operations. Although the Company believes that it has the product offerings and resources needed for continued growth in revenues and margins, future revenue and margin trends cannot be reliably predicted. Changes in such trends may cause the Company to adjust its operations in the future. Because of the foregoing and other factors, recent trends should not be considered reliable indicators of future financial results. In addition, the highly leveraged nature of the Company may impair its ability to finance its future operations and capital needs and its flexibility to respond to changing business and economic conditions and business opportunities.


Quarterly Results (Unaudited)

         Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines and customer base and increased promotional activities, the impact of seasonality on our quarterly results of operations in recent years has been limited. Promotional activities, including special dating terms, particularly with respect to Halloween and Christmas products sold in the third quarter, and the introduction of our new everyday products and designs during the fourth quarter result in higher accounts receivables and inventory balances and higher interest costs to support these balances. The following table sets forth our historical net sales, gross profit, income from operations and net income, by quarter, for 2002 and 2001.

                                                   For the Three Months Ended
                            ----------------------------------------------------------------
                              March 31       June 30         September 30      December 31
                            -----------    -----------       ------------      -----------
                                                (dollars in thousands)
2002
Net sales ............       $ 95,908       $ 94,129          $100,226          $ 95,340
Gross profit .........         34,232         32,150            34,465            31,776
Income from operations         15,626         11,847(a)         14,137(a)          7,105(a)(b)
Net income ...........          6,231          3,940(a)          5,436(a)            858(a)(b)

2001
Net sales ............       $ 86,905       $ 82,839          $ 87,699          $ 87,740
Gross profit .........         31,588         28,313            30,283            29,963
Income from operations         13,083          9,773             9,977(c)         10,053(c)
Net income ...........          3,875          2,209             2,391(c)          2,827(c)


(a) The Company incurred restructuring charges of $0.2 million, $0.6 million, and $0.9 million during the second, third and fourth quarters of 2002, respectively, resulting from the consolidation of the fabrication operations of M&D Balloons into its existing balloon operations and the consolidation of certain domestic and foreign distribution operations. These consolidations may result in additional restructuring charges in subsequent periods.


(b) During the fourth quarter of 2002, the Company amended and restated its existing credit facility with various lenders which resulted in a write-off of $1.5 million of deferred financing costs associated with the existing facility at that time. Additionally, during the fourth quarter of 2002, the Company decided not to pursue an IPO of shares of its Common Stock, which resulted in a $0.8 million write-off of costs associated with the offering. On March 12, 2003, the Company filed a Form RW with the Commission withdrawing its registration statement for the IPO.

(c) During the third quarter of 2001, one of the Company's superstore customers filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and, as a result, the Company charged $1.5 million and $1.0 million to the provision for doubtful accounts during the third and fourth quarters of 2001, respectively, to fully provide for the accounts receivable balances due to the Company. This customer accounted for approximately 2.1% of the Company's consolidated net sales for the year ended December 31, 2001.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we utilize interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the years ended December 31, 2002, 2001 and 2000, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes would have decreased, by $3.4 million, $2.2 million and $0.9 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

         Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $1.5 million, $1.4 million and $1.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.


Item 8.  Financial Statements and Supplementary Data

         See the consolidated financial statements and supplementary data listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 herein.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant

         Set forth below are the names, ages and positions with the Company of the persons who are serving as directors and executive officers of the Company at December 31, 2002.

      Name                     Age      Position
      ----                     ---      --------

      Terence M. O'Toole       44       Director, Chairman of the Board
      Sanjeev K. Mehra         44       Director
      Joseph P. DiSabato       36       Director
      Gerald C. Rittenberg     50       Chief Executive Officer and Director
      James M. Harrison        51       President, Chief Operating Officer,
                                          and Director
      Garry Kieves             54       Senior Vice President
      James F. Flanagan        51       Executive Vice President
      Michael A. Correale      45       Chief Financial Officer


         Terence M. O'Toole has been a Managing Director of Goldman, Sachs & Co. ("Goldman Sachs") in the Principal Investment Area since 1992. He joined Goldman Sachs in 1983. He is a member of Goldman Sachs' Principal Investment Area Investment Committee. Mr. O'Toole serves on the Boards of Directors of Western Wireless Corporation, R. H. Donnelley Corporation and several privately held companies on behalf of Goldman Sachs.

         Sanjeev K. Mehra has been a Managing Director of Goldman Sachs in the Principal Investment Area since 1996. He joined Goldman Sachs in 1986. He is a member of Goldman Sachs' Principal Investment Area Investment Committee. Mr. Mehra serves on the Boards of Directors of Hexcel Corporation, Madison River Telephone Company, LLC and several privately held companies on behalf of Goldman Sachs.

         Joseph P. DiSabato has been a Managing Director of Goldman Sachs in the Principal Investment Area since 2000. He joined Goldman Sachs in 1988, leaving in 1991, and returning in 1994. Mr. DiSabato serves on the Boards of Directors of Madison River Telephone Company, LLC and several privately held companies on behalf of Goldman Sachs.

         Gerald C. Rittenberg became Chief Executive Officer in December 1997. From May 1997 until December 1997, Mr. Rittenberg served as Acting Chairman of the Board. Prior to that time, Mr. Rittenberg served as the President of the predecessor to the Company, Amscan Inc., from April 1996 to October 1996, and as President of the Company from the time of its formation in October 1996.

         James M. Harrison became President in December 1997 and Chief Operating Officer in March 2002. From February 1997 to March 2002, Mr. Harrison also served as Chief Financial Officer and Treasurer. From February 1997 to December 1997, Mr. Harrison served as our Chief Financial Officer and Secretary. Prior to that time, Mr. Harrison served as the Chief Financial Officer of the predecessor to the Company, Amscan Inc., from August 1996 to February 1997.

         Garry Kieves became a Senior Vice President of the Company in September 1998 when the Company acquired Anagram. Mr. Kieves has served as President of Anagram for more than five years.

         James F. Flanagan became a Senior Vice President of the Company in July 2001 and became an Executive Vice President in January 2002. From 1975 to July 2001, Mr. Flanagan was employed at Hallmark Cards, Inc. where he most recently served as Vice President -- Sales.

         Michael A. Correale became Chief Financial Officer in March 2002. Prior to that time, Mr. Correale served as Vice President - Finance, from May 1997 to March 2002.


Section 16(a) Beneficial Ownership Reporting Compliance

         Because the Company Common Stock is not registered under the Exchange Act, none of the Company's directors, officers or stockholders is obligated to file reports of beneficial ownership of Company Common Stock pursuant to Section 16 of the Exchange Act.

Item 11.  Executive Compensation

Summary Compensation Table

         The following table sets forth information concerning the compensation earned for the past three years for the Company's Chief Executive Officer and all other executive officers of the Company as of December 31, 2002 whose aggregate salary and bonus for 2002 exceeded $100,000. The amounts shown include compensation for services in all capacities that were provided to the Company or its subsidiaries. Amounts shown were paid by the Company's principal subsidiary, Amscan Inc., except for payments to or on behalf of Garry Kieves, which were paid by Anagram. Prior to the Merger in 1997, the Company granted stock options on shares of Company Common Stock ("Company Stock Options") pursuant to the 1996 Stock Option Plan for Key Employees (the "Prior Stock Plan"). Following the Merger, Company stock options ("New Options") were granted pursuant to a new stock incentive plan and related option agreement (together, the "Option Documents") adopted by the Company. At the time of the Merger, certain employees converted Company Stock Options into options to purchase shares of Common Stock ("Rollover Options").

                                                                                 Long Term
                                                                               Compensation
                                                                               ------------
                                                                         No. of  Securities Under-      All Other
Name and Principal Position       Year          Salary       Bonus (a)     lying Options Granted     Compensation (b)
---------------------------       ----          ------       ---------     ---------------------     ----------------


Gerald C. Rittenberg                  2002       $325,238       $722,000                                $  9,115
    Chief Executive Officer           2001        309,750        500,000                                   7,249
                                      2000        295,000        500,000                                   8,505

James M. Harrison                     2002       $303,188       $649,000                                $  9,115
   President and Chief                2001        288,750        450,000                                   7,382
   Operating Officer                  2000        275,000        450,000                                   9,027

Garry Kieves                          2002       $240,000                                               $ 14,607
   Senior Vice President              2001        240,000                                                 14,806
                                      2000        240,000                                                 16,388

James F. Flanagan                     2002       $250,000       $150,000            2.5(d)              $  3,615
   Executive Vice President (c)       2001         74,000        125,000            2.5(d)

Michael A. Correale                   2002       $183,100       $ 75,000                                $  9,115
   Chief Financial Officer            2001        168,300         40,000                                   7,381
                                      2000        155,600         30,000                                   8,072

(a) Represents amounts earned with respect to the years indicated, whether paid or accrued.

(b) Represents contributions by the Company under a profit sharing and savings plan, as well as insurance premiums paid by the Company with respect to term life insurance for the benefit of the named executive officer.

(c) Mr. Flanagan became an employee of the Company on July 16, 2001.

(d) Represents  New  Options   granted  to  Mr.   Flanagan  in  2002  and  2001,
    respectively.


Option Grants Table

         The following table sets forth information concerning New Options which were granted during 2002 to the executive officers named in the Summary Compensation Table. Information with respect to options relates to options on the Company Common Stock at December 31, 2002.


                                  % of                                              Potential Realizable Value at
                Number of     Total Options                                            Assumed Annual Rates of
                Securities     Granted to                   Market                  Stock Price Appreciation for
                Underlying    Employees in                 Price at                         Option Term
                 Options         Fiscal        Exercise    Date of     Expiration           -----------
  Name         Granted (1)        Year           Price     Grant (2)      Date          5%               10%
  ----         -----------        ----           -----    ---------       ----          --               ---

James F.
Flanagan           2.5            100%         $155,000    $155,000      January 2,   $243,697         $617,575
                                                                            2012

 (1) All New Options listed in this column become exercisable ratably over five years beginning one year from the date of grant and expire ten years after the date of grant.

 (2) Assumes a fair market value of the Company Common Stock underlying the New Options of $155,000 based on the value of Company Common Stock at January 2, 2002.


Fiscal 2002 Year End Option Values


                                     Number of Securities          Value of Unexercised In the Money
                                Underlying Unexercised Options         Options at Fiscal Year End
                                ------------------------------     ---------------------------------

Name                            Exercisable      Unexercisable      Exercisable       Unexercisable
----                            -----------      -------------      -----------       -------------

Gerald C. Rittenberg.....         16.648            0.000           $1,331,840         $     --

James M. Harrison .......         16.268            0.000            1,350,409               --

Garry Kieves ............          5.318            1.330              159,540             39,900

James F. Flanagan .......          0.500            4.500                2,500             10,000

Michael A. Correale .....          2.570            0.000              211,553               --

         The value of unexercised in the money options is based on the value of Company Common Stock of $155,000 per share at December 31, 2002. No New Options or Rollover Options were exercised in the most recent fiscal year.

         For a further description of the New Options and Rollover Options granted to the executives named in the Summary Compensation Table, see "Employment Arrangements" below.

Employment Arrangements

         Employment Agreement with Gerald C. Rittenberg. Gerald C. Rittenberg has an employment agreement with us, dated August 10, 1997, as amended, (the "Rittenberg Employment Agreement"), pursuant to which Mr. Rittenberg serves as Chief Executive Officer for a term expiring December 31, 2004. During 2002, Mr. Rittenberg received an annual base salary of $325,238, which will increase by 5% annually for the term of the Rittenberg Employment Agreement. Mr. Rittenberg will be eligible for an annual bonus for each calendar year comprised of (i) a non-discretionary bonus equal to 50% of his annual base salary if certain operational and financial targets determined by the board of directors in consultation with Mr. Rittenberg are attained and (ii) a discretionary bonus awarded in the sole discretion of the board of directors. The Rittenberg Employment Agreement also provides for other customary benefits including incentive, savings and retirement plans, paid vacation, health care and life insurance plans and expense reimbursement.

         Under the Rittenberg Employment Agreement, if we terminate Mr. Rittenberg's employment other than for cause, death or disability, we would be obligated to pay Mr. Rittenberg a lump sum cash payment in an amount equal to the sum of (1) accrued unpaid salary, earned but unpaid bonus for any prior year, any deferred compensation and accrued but unpaid vacation pay (collectively, "Accrued Obligations") plus (2) severance pay equal to his annual base salary, provided, however, that in connection with a termination by the Company other than for cause following a Sale Event (as defined below), such severance pay will be equal to Mr. Rittenberg's annual base salary multiplied by the number of years we elect as the Restriction Period (as defined below) in connection with the agreement's non-competition provisions. Upon termination of Mr. Rittenberg's employment by the Company for cause, death or disability or if he terminates his employment, Mr. Rittenberg will be entitled to his unpaid Accrued Obligations. Additionally, upon termination of Mr. Rittenberg's employment during the current term or any additional term (1) by the Company other than for cause or (2) by reason of his death or disability, or if the current term or any additional term is not renewed at its expiration (other than for cause), the Rittenberg Employment Agreement provides for payment of a prorated portion of the bonus to which Mr. Rittenberg would otherwise have been entitled.

         The Rittenberg Employment Agreement also provides that during his current term, any additional term and during the three-year period following any termination of his employment (the "Restriction Period"), Mr. Rittenberg will not participate in or permit his name to be used or become associated with any person or entity that is or intends to be engaged in any business which is in competition with our business, or any of our subsidiaries or controlled affiliates, in any country in which we or any of our subsidiaries or controlled affiliates operate, compete or are engaged in such business or at such time intend to so operate, compete or become engaged in such business (a "Competitor"), provided, however, that if we terminate Mr. Rittenberg's employment other than for cause following a Sale Event, the Restriction Period will be instead a one, two or three-year period at our election. For purposes of the Rittenberg Employment Agreement, "Sale Event" means either (1) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) that is a Competitor, other than GSCP, of a majority of our outstanding voting stock or (2) the sale or other disposition (other than by way of merger or consolidation) of all or substantially all of our assets and those of our subsidiaries taken as a whole to any person or group of persons that is a Competitor, provided, however, that an underwritten initial public offering of shares of the Common Stock pursuant to a registration statement under the Securities Act will not constitute a Sale Event. The Rittenberg Employment Agreement also provides for certain other restrictions during the Restriction Period in connection with (a) the solicitation of persons or entities with whom we have business relationships and
(b) inducing any of our employees to terminate their employment or offering employment to such persons, in each case subject to certain conditions.

         Pursuant to the Rittenberg Employment Agreement, Mr. Rittenberg contributed to Confetti immediately prior to the Merger in 1997, 272,728 shares of the Common Stock in exchange for 60.0 shares of common stock of Confetti ("Confetti Common Stock"), having an aggregate value equal to approximately $4.5 million, which shares of Confetti Common Stock were valued at the purchase price for which GSCP purchased Confetti Common Stock immediately prior to the Merger. At the time of the Merger, such shares of Confetti Common Stock were converted into 60.0 shares of our Common Stock as the surviving company in the Merger (as converted, the "Rollover Stock").

         Also pursuant to the Rittenberg Employment Agreement in 1997, Mr. Rittenberg was granted New Options to purchase 16.648 shares of the Common Stock at $75,000 per share. Such New Options vested in equal annual installments over a five-year period and are subject to forfeiture upon termination of Mr. Rittenberg's employment if not vested and exercised within certain time periods specified in the Option Documents. Unless sooner exercised or forfeited as provided in the Option Documents, the New Options will expire on the tenth anniversary in 2007.

         Mr. Rittenberg is not permitted to sell, assign, transfer, pledge or otherwise encumber any New Options, shares of Rollover Stock or shares of the Common Stock acquired upon exercise of the New Options, except as provided in the Option Documents.

         Employment Agreement with James M. Harrison. James M. Harrison has an employment agreement with us, dated August 10, 1997, as amended, (the "Harrison Employment Agreement"), pursuant to which Mr. Harrison serves as our President for a term expiring December 31, 2004. During 2002, Mr. Harrison received an annual base salary of $303,188, which will increase by 5% annually during the term of the Harrison Employment Agreement. The Harrison Employment Agreement contains provisions for additional terms, salary increases during additional terms, non-discretionary and discretionary bonus payments, severance, other benefits, definitions of cause and disability, and provisions for non-competition and non-solicitation similar to those in the Rittenberg Employment Agreement, with the exception of the provision which allows us to elect a one, two or three-year Restriction Period following a Sale Event. Under the Harrison Employment Agreement, the Restriction Period is fixed at three years and severance pay is fixed at one year's annual base salary.

         Pursuant to the Harrison Employment Agreement, Mr. Harrison was granted New Options to purchase 13.874 shares of the Common Stock at $75,000 per share. Such New Options were granted on terms similar to those granted pursuant to the Rittenberg Employment Agreement.

         Additionally, under the Harrison Employment Agreement, Mr. Harrison converted, as of the time of the Merger in 1997, his Company Stock Options to purchase 50,000 shares of the Common Stock into Rollover Options to purchase
2.394 shares of the Common Stock. The Rollover Options have an exercise price per share equal to $54,545. Mr. Harrison also received at the time of the Merger a cash bonus equal to $176,041 in connection therewith. The Rollover Options were granted pursuant to the Option Documents and on the same terms as the New Options other than the exercise price.

         Pursuant to the Harrison Employment Agreement, Mr. Harrison was granted immediately prior to the Merger in 1997, 15.0 shares of Confetti Common Stock, having an aggregate value of $1,125,000, based on the then new purchase price, which shares were converted in the Merger in 1997 into 15.0 shares of restricted Common Stock.

         Mr. Harrison is not permitted to sell, assign, transfer, pledge or otherwise encumber any New Options, Rollover Options or shares of the Common Stock acquired upon exercise of the New Options or Rollover Options (in either case, "Option Shares"), except as provided in the Option Documents.

         Employment Agreement with Garry Kieves. Garry Kieves has an employment agreement with us, dated August 6, 1998, (the "Kieves Employment Agreement"), pursuant to which Mr. Kieves is employed as our Senior Vice President and President of Anagram for an initial term of three years at an annual base salary of up to $250,000. The Kieves Employment Agreement automatically extends for additional successive periods of one year each (each such period, an "Additional Term") unless the Company or Mr. Kieves gives notice of the intent not to extend the employment period. Mr. Kieves' salary will increase by up to 5% at the beginning of each Additional Term. The Kieves Employment Agreement contains provisions for discretionary bonus payments, severance and other benefits, and definitions of disability. The Kieves Employment Agreement also provides that upon termination of employment he may not, for a period of three years, be employed by, or associated in any manner with, any business with which we are in competition. We may terminate the Kieves Employment Agreement upon the permanent disability of Mr. Kieves, or with or without cause.

         Pursuant to the terms of the Kieves Employment Agreement, Mr. Kieves was granted New Options to purchase 6.648 shares of the Common Stock for $125,000 per share, on terms similar to those granted pursuant to the Rittenberg Employment Agreement. Mr. Kieves will not be permitted to sell, assign, transfer, pledge or otherwise encumber any New Options, shares of Common Stock or Option Shares, except as provided in the Option Documents.

         Employment Agreement with James F. Flanagan. James F. Flanagan has an employment agreement with us, dated July 1, 2001, as amended (the "Flanagan Employment Agreement"), pursuant to which Mr. Flanagan serves as our Executive Vice President for a term expiring December 31, 2004. For the term of the agreement, Mr. Flanagan will receive an annual salary of $250,000 and an annual bonus of not less than $125,000. The Flanagan Employment Agreement contains provisions for additional terms, severance and other benefits, and definitions of cause and disability. The Flanagan Employment Agreement also provides that upon termination of employment he may not, for a period of one year, be employed by, or associated in any manner with, any business that is in competition with us. We may terminate the Flanagan Employment Agreement upon the permanent disability of Mr. Flanagan or with or without cause.

         Pursuant to the terms of the Flanagan Employment Agreement, on July 16, 2001, Mr. Flanagan was granted New Options to purchase 2.5 shares of the Common Stock at $150,000 per share and, on January 1, 2002, he was granted additional New Options to purchase 2.5 shares of the Common Stock at $155,000 per share, on terms similar to those granted pursuant to the Rittenberg Employment Agreement.

         In addition, pursuant to the terms of the Flanagan Employment Agreement, Mr. Flanagan was granted 3.0 shares of restricted stock on January 1, 2002, with an aggregate value of $465,000 based on the market value per share on the date of grant.

         Mr. Flanagan is not permitted to sell, assign, transfer, pledge or otherwise encumber any New Options, Rollover Options, shares of restricted stock or shares of the Common Stock acquired upon exercise of the New Options, except as provided in the Option Documents.

Amscan Holdings, Inc. 1997 Stock Incentive Plan

         In 1997, the Company adopted the Amscan Holdings, Inc. 1997 Stock Incentive Plan (the "Stock Incentive Plan") under which the Company may grant incentive awards in the form of shares of Company Common Stock, options to purchase shares of Company Common Stock ("Company Stock Options") and stock appreciation rights ("Stock Appreciation Rights") to certain directors, officers, employees and consultants ("Participants") of the Company and its affiliates. The total number of shares of Company Common Stock reserved and available for grant under the Stock Incentive Plan, as amended, is 150. A committee of the Company's board of directors (the "Committee"), or the board itself in the absence of a Committee, is authorized to make grants and various other decisions under the Stock Incentive Plan. Unless otherwise determined by the Committee, any Participant granted an award under the Stock Incentive Plan must become a party to, and agree to be bound by, the Stockholders' Agreement.

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

Compensation Committee Policies

         During 2002, the compensation of executive officers of the Company, with the exception of Mr. Correale, was paid pursuant to the terms of existing employment agreements. The compensation paid to Mr. Correale was based on competitive salaries observed within the labor market.

Compensation Committee Interlocks and Insider Participation

         To the knowledge of the Company, no relationship of the type described in Item 402(j)(3) of Regulation S-K existed during 2002 with respect to the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information concerning ownership of shares of Company Common Stock by: (i) persons who are known by the Company to own beneficially more than 5% of the outstanding shares of Company Common Stock; (ii) each director of the Company; (iii) each executive officer of the Company named in the Summary Compensation table; and (iv) all directors and executive officers of the Company named in the Summary Compensation table as a group.

                                           Shares of Company        Percentage
                                              Common Stock           of Class
Name of Beneficial Owner                 Beneficially Owned (a)   Outstanding(a)
------------------------                 ----------------------   --------------

Gerald C. Rittenberg (b) .............          76.648                 6.1%
James M. Harrison (c) ................          31.268                 2.5
James F. Flanagan (d) ................           3.500                 0.3
Garry Kieves, Garry Kieves Retained
   Annuity Trust and Garry Kieves
   Irrevocable Trust, in aggregate (e)         135.318                10.8
Michael C. Correale (f) ..............           2.661                 0.2
Terence M. O'Toole (g) ...............            --                    --
Sanjeev K. Mehra (h) .................            --                    --
Joseph P. DiSabato (i) ...............            --                    --
Estate of John A. Svenningsen ........         100.000                 8.1
   c/o Kurzman & Eisenberg LLP
   One North Broadway, Suite 1004
   White Plains, New York 10601
American Greetings Corporation (j) ...          96.774                 7.8
The Goldman Sachs Group, Inc. ........
   and affiliates (k) ................         867.400                68.0
   85 Broad Street
   New York, New York 10004
All directors and executive officers
as a group (8 persons) (l) ...........         249.395                19.4

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

(b) Includes 16.648 shares which could be acquired by Mr. Rittenberg within 60 days upon exercise of options.

(c) Includes 16.268 shares which could be acquired by Mr. Harrison within 60 days upon exercise of options.

(d) Includes 0.5 shares which could be acquired by Mr. Flanagan within 60 days upon exercise of options. In addition, on January 1, 2002, Mr. Flanagan was granted 3.0 shares of restricted stock.

(e) Includes 5.318 shares which could be acquired by Mr. Kieves within 60 days upon exercise of options and 10 shares that could be acquired upon exercise of warrants.

(f) Includes 2.570 shares which could be acquired by Mr. Correale within 60 days upon exercise of options.

(g) Mr. O'Toole, who is a Managing Director of Goldman Sachs, disclaims beneficial ownership of the shares of Company Common Stock that are owned by The Goldman Sachs Group, Inc. and its affiliates, except to the extent of his pecuniary interest therein, if any.

(h) Mr. Mehra, who is a Managing Director of Goldman Sachs, disclaims beneficial ownership of the shares of Company Common Stock that are owned by The Goldman Sachs Group, Inc. and its affiliates, except to the extent of his pecuniary interest therein, if any.

(i) Mr. DiSabato, who is a Managing Director of Goldman Sachs, disclaims beneficial ownership of the shares of Company Common Stock that are owned by The Goldman Sachs Group, Inc. and its affiliates, except to the extent of his pecuniary interest therein, if any.

(j) On February 19, 2002, the Company issued 96.774 shares of its Common Stock, at a value of $155,000 per share, to American Greetings in connection with the acquisition of M&D Balloons.

(k) The Goldman Sachs Group, Inc. may be deemed to own beneficially in the aggregate 825.0 shares of Company Common Stock and 42.4 shares of Series A Redeemable Convertible Preferred Stock through the investment partnerships GS Capital Partners II, L.P. (which owns approximately 517.6 shares of Company Common Stock and 26.610 shares of Series A Redeemable Convertible Preferred Stock), GS Capital Partners II Offshore, L.P. (which owns approximately 205.8 shares of Company Common Stock and 10.575 shares of Series A Redeemable Convertible Preferred Stock), Goldman Sachs & Co. Verwaltungs GmbH as nominee for GS Capital Partners II (Germany) C.L.P. (which owns approximately 19.1 shares of Company Common Stock and 0.979 shares of Series A Redeemable Convertible Preferred Stock), Stone Street Fund 1997, L.P. (which owns approximately 55.5 shares of Company Common Stock and 2.850 shares of Series A Redeemable Convertible Preferred Stock) and Bridge Street Fund 1997, L.P. (which owns approximately 27.0 shares of Company Common Stock and 1.386 shares of Series A Redeemable Convertible Preferred Stock) (collectively the "Limited Partnerships"), of each of which affiliates of The Goldman Sachs Group, Inc. are the general partner or managing general partner. Each share of Series A Redeemable Convertible Preferred Stock is convertible at any time at the option of the holder into one share of Company Common Stock. The Goldman Sachs Group, Inc. disclaims beneficial ownership of the shares reported herein as beneficially owned by the Limited Partnerships except to the extent of its pecuniary interest therein. The Limited Partnerships share voting and investment power with The Goldman Sachs Group, Inc.

(l) Includes 41.304 shares which could be acquired by the executive officers within 60 days upon exercise of options and 10 shares which could be acquired by Mr. Kieves upon exercise of warrants.

Stockholders' Agreement

         As of December 19, 1997, the Company entered into the Stockholders' Agreement with GSCP and the Estate and certain employees of the Company listed as parties thereto (including the Estate of John A. Svenningsen, the "Non-GSCP Investors"). The Stockholders' Agreement was subsequently amended in connection with the Company's acquisitions of Anagram in 1998 and M&D Balloons in 2002 and the issuance of Series A Redeemable Convertible Preferred Stock in 2001. The following discussion summarizes the terms of the Stockholders' Agreement which the Company believes are material to an investor in the debt or equity securities of the Company. This summary is qualified in its entirety by reference to the full text of the Stockholders' Agreement, a copy of which is filed with the Commission, and which is incorporated herein by reference. The Stockholders' Agreement provides, among other things, for (i) the right of the Non-GSCP Investors to participate in, and the right of GSCP to require the Non-GSCP Investors to participate in, certain sales of Company Common Stock by GSCP, (ii) prior to an initial public offering of the stock of the Company (as defined in the Stockholders' Agreement), certain rights of the Company to purchase, and certain rights of the Non-GSCP Investors (other than the Estate) to require the Company to purchase (except in the case of termination of employment by such Non-GSCP Investors) all, but not less than all, of the shares of Company Common Stock owned by a Non-GSCP Investor (other than the Estate) upon the termination of employment or death of such Non-GSCP Investor, at prices determined in accordance with the Stockholders' Agreement and (iii) certain additional restrictions on the rights of the Non-GSCP
Investors to transfer shares of Company Common Stock. The Stockholders' Agreement also contains certain provisions granting GSCP and the Non-GSCP
Investors certain rights in connection with registrations of Company Common Stock in certain offerings and provides for indemnification and certain other rights, restrictions and obligations in connection with such registrations. The Stockholders' Agreement will terminate (i) with respect to the rights and obligations of and restrictions on GSCP and the Non-GSCP Investors in connection with certain restrictions on the transfer of shares of Company Common Stock, when GSCP and its affiliates no longer hold at least 40% of the outstanding shares of Company Common Stock, on a fully diluted basis; provided that the Stockholders' Agreement will terminate in such respect in any event if the Company enters into certain transactions resulting in GSCP, its affiliates, the Non-GSCP Investors, and each of their respective permitted transferees, owning less than a majority of the outstanding voting power of the entity surviving such transaction; and (ii) with respect to the registration of Company Common Stock in certain offerings, with certain exceptions, on the earlier of (1) the date on which there are no longer any registrable securities outstanding (as determined under the Stockholders' Agreement) and (2) the twentieth anniversary of the Stockholders' Agreement.

         For information concerning our equity compensation plans, see "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

Item 13.  Certain Relationships and Related Transactions

         On October 1, 1999, Amscan granted a $1.0 million line of credit to Mr. Rittenberg. During 2001, the line of credit was increased to $1.4 million. Amounts borrowed under the line are evidenced by a limited recourse secured promissory note, secured by a lien on the equity interests that Mr. Rittenberg has in Amscan. The line expires on June 15, 2004. The note requires that all principal payments be made only from the equity pledged as collateral. Amounts borrowed under the line bear interest at the Company's average incremental borrowing rate per annum, with interest payable at the option of Mr. Rittenberg annually or accrued to the principal balance. At December 31, 2002, borrowings under this line, plus accrued interest, totaled $1,551,000.

         On June 15, 2001, the Company entered into a limited recourse secured promissory note with Mr. Harrison. The note evidences loans made or to be made to Mr. Harrison at his request, in connection with the payment of any federal, state or local income taxes due and payable by Mr. Harrison upon and in respect of the vesting of his restricted stock (see "Item 11. Executive Compensation"). The Company's obligation to extend loans under the note is limited to the amount of such taxes Mr. Harrison is actually required to pay subsequent to June 15, 2001. Amounts borrowed under the note and any interest thereon are secured by a lien on the equity interests that Mr. Harrison has in Amscan. The note bears interest at 5.43% per annum and is payable, together with interest, on January 1, 2010. The note requires that all payments of principal and interest due there under be made only from the equity pledged as collateral. At December 31, 2002, the amount borrowed under the note totaled $391,300.

         On February 19, 2002, the Company purchased all of the outstanding common stock of M&D Balloons, a Manteno, Illinois-based manufacturer of metallic and plastic balloons, from American Greetings for $27.5 million plus certain other related costs of $1.0 million. During the year ended December 31, 2002, the Company sold $7.5 million of metallic balloons and other party goods to American Greetings. Trade accounts receivable from American Greetings at December 31, 2002 was $2.6 million.

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

         On December 20, 2002, Amscan amended and restated its existing credit facility with various lenders, with Goldman Sachs Credit Partners L.P. as sole lead arranger, sole bookrunner and syndication agent. Goldman Sachs Credit Partners L.P. received a fee of $3,231,572 from the Company for these services provided.

           During the first quarter of 2001, 100 shares of the authorized shares of preferred stock, $0.10 par value, were designated as Series A Redeemable Convertible Preferred Stock. On March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock for proceeds of $6.0 million, to Goldman Sachs and its affiliates. Dividends are cumulative and payable annually at 6% per annum. Dividends payable on or prior to March 30, 2004, are payable in additional shares of Series A Redeemable Convertible Preferred Stock. Subsequent to March 30, 2004, dividends are payable, at the option of the Company, either in cash or additional shares of Series A Redeemable Convertible Preferred Stock. On March 30, 2002, the annual dividend was distributed in additional shares of Series A Redeemable Convertible Preferred Stock. At December 31, 2002, 42.40 shares of Series A Redeemable Convertible Preferred Stock were issued and outstanding and accrued dividends aggregated $286,200.

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


Item 14.  Controls and Procedures

         Based on an evaluation of the Company's disclosure controls and procedures performed by the Company's Chief Executive Officer and its Chief Financial Officer within 90 days of the filing of this report, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures have been effective.

         As used herein, "disclosure controls and procedures" means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms issued by the Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to the Company's management, including its principal executive officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

           Since the date of the evaluation described above, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV
                                     -------

Item 15.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)  Documents filed as part of this report:
          1. and 2. Financial Statements and Schedule.

               See Index to Consolidated Financial Statements and Financial Statement Schedule which appears on page F-1 herein.

          3.  Exhibits


   Exhibit
   Number                              Description

     2(a) Agreement and Plan Merger, by and among Amscan Holdings, Inc. and Confetti Acquisition, Inc., dated as of August 10, 1997 (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

     2(b) Stock Purchase Agreement, dated as of August 6, 1998, by and among Amscan Holdings, Inc. and certain stockholders of Anagram International, Inc. and certain related companies (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated August 6, 1998 (Commission File No. 000-21827))

     3(a) Certificate of Incorporation of Amscan Holdings, Inc., dated October 3, 1996, as amended to March 30, 2001 (incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 000-21827))

     3(b)      Amended  By-Laws  of  Amscan  Holdings,   Inc.  (incorporated  by
               reference  to  Exhibit  3.2  to  the  Registrant's   Registration
               Statement on Form S-4 (Registration No. 333-45457))

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

    10(c) The MetLife Capital Corporation Master Lease Purchase Agreement between MetLife Capital Corporation and Amscan Inc., Deco Paper Products, Inc., Kookaburra USA Ltd., and Trisar, Inc., dated November 21, 1991, as amended (incorporated by reference to Exhibit 10(n) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

    10(d) Form of Indemnification Agreement between the Company and each of the directors of the Company (incorporated by reference to Exhibit 10(o) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

    10(e) Exchange and Registration Agreement, dated as of December 19, 1997, by and among the Company and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

    10(f) Stockholders' Agreement, dated as of December 19, 1997, by and among the Company and the Stockholders thereto (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

    10(g) Employment Agreement, dated as of August 10, 1997, by and among the Company and Gerald C. Rittenberg (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

    10(h) Employment Agreement, dated as of August 10, 1997, by and among the Company and James M. Harrison (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

    10(i) Amendment dated December 1, 1999 to the Employment Agreement between Amscan Holdings, Inc. and James M. Harrison (incorporated by reference to Exhibit 10.15 to Post-Effective Amendment No. 3 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

    10(j) Amscan Holdings, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 Registrant's Registration Statement on Form S-4 (Registration No. 333-45457))

    10(k) Amendment No. 1 to the Stockholders' Agreement, dated as of August 6, 1998 by and among Amscan Holdings, Inc. and certain stockholders of Amscan Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 6, 1998 (Commission File No. 000-21827))

    10(l) Employment Agreement, dated as of August 6, 1998, by and among the Company and Garry Kieves (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated August 6, 1998 (Commission File No. 000-21827))

    10(m) Line of Credit Agreement, dated October 1, 1999, by and among the Company and Gerald C. Rittenberg (incorporated by reference to
               Exhibit 10(m) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 000-21827))

    10(n) Agreement dated as of September 14, 2000 by and between Amscan, Inc. and CLAYCO Construction Company, Inc. (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (Commission File No. 000-21827))

    10(o) Amendment No. 2 to the Stockholders' Agreement, dated as of March 30, 2001 by and among Amscan Holdings, Inc. and certain stockholders of Amscan Holdings, Inc. (incorporated by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 000-21827))

    10(p) Employment Agreement, dated as of January 1, 2002, by and among the Company and James F. Flanagan (incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No.000-21827))

    10(r) Second Amended and Restated Credit and Guaranty Loan Agreement, dated as of December 20, 2002, by and among Amscan Holdings, Inc., the financial institutions parties thereto, Goldman Sachs Credit Partners L.P., as arranger and syndication agent, and General Electric Capital Corporation, as administrative and collateral agent and Fleet National Bank, as documentation agent (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated December 20, 2002 (Commission File No.000-21827))

    12         Statement re: computation of ratio of earnings to fixed charges

    21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-90404))

   23.1        Consent of Ernst & Young LLP

   99 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K.

         During the fourth quarter of 2002, the Company filed a Current Report on Form 8-K dated December 3, 2002 (File No. 000-21827) responding to Item. 5 and reporting that it had signed commitment letters with Goldman Sachs Credit Partners L.P. enabling the Company to refinance its senior debt facilities. Additionally, the Company announced that it had decided not to pursue a public offering of shares of its Common Stock.

         On January 30, 2003, the Company filed a Current Report on Form 8-K dated December 20, 2002 (File No. 000-21827) responding to Item. 5 and reporting the refinancing of its term loan and credit facility.

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

Date:  March 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

      Signature                    Title                            Date
      ---------                    -----                            ----


/s/ Terence M. O'Toole      Chairman of the Board               March 28, 2003
----------------------      of Directors
Terence M. O'Toole


                            Director
--------------------
Sanjeev K. Mehra


                            Director
----------------------
Joseph P. DiSabato


/s/ Gerald C. Rittenberg    Chief ExecuPtive Officer and        March 28, 2003
------------------------    Director
Gerald C. Rittenberg


/s/ James M. Harrison       President, Chief Operating Officer  March 28, 2003
---------------------       and Director
James M. Harrison



/s/ Michael A. Correale     Chief Financial Officer             March 28, 2003
-----------------------     (principal financial and
Michael A. Correale         accounting officer)

                                  CERTIFICATION
                           BY CHIEF EXECUTIVE OFFICER
                             PURSUANT TO RULE 13A-14

I, Gerald C. Rittenberg, certify that:

1)   I have reviewed this annual report on Form 10-K of Amscan Holdings, Inc;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                         /s/ Gerald C. Rittenberg
      --------------                         ------------------------
                                             Gerald C. Rittenberg
                                             Chief Executive Officer
                                           (Principal executive officer)

                                  CERTIFICATION
                           BY CHIEF EXECUTIVE OFFICER
                             PURSUANT TO RULE 13A-14

I, Michael A. Correale, certify that:

1)   I have reviewed this annual report on Form 10-K of Amscan Holdings, Inc;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                           /s/ Michael A. Correale
      --------------                           -----------------------
                                               Michael A. Correale
                                               Chief Financial Officer

                                    FORM 10-K
                           Item 8, Item 15(a) 1 and 2


                              AMSCAN HOLDINGS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                                December 31, 2002



Consolidated Financial Statements as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002:


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

    Consolidated Statements of Cash Flows................................   F-7

    Notes to Consolidated Financial Statements...........................   F-8



Financial Statement Schedule for the three years ended December 31, 2002:


    Schedule II - Valuation and Qualifying Accounts......................  F-38





All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders
Amscan Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Amscan Holdings, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amscan Holdings, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.





Stamford, Connecticut                           /s/ ERNST & YOUNG LLP
March 20, 2003

                              AMSCAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                            December 31,
                                                                                            ------------
                                                                                       2002            2001
                                                                                     ---------      ---------
                                     ASSETS

Current assets:
   Cash and cash equivalents ...................................................     $   2,400      $   1,016
   Accounts receivable, net of allowances of $5,127 and $3,937, respectively ...        74,247         65,039
   Inventories .................................................................        93,890         72,582
   Prepaid expenses and other current assets ...................................        15,233         13,659
                                                                                     ---------      ---------
         Total current assets ..................................................       185,770        152,296
Property, plant and equipment, net .............................................       100,304         94,589
Goodwill, net ..................................................................        74,251         55,985
Notes receivable from officers .................................................         1,942          1,640
Other assets, net ..............................................................        10,230          5,964
                                                                                     ---------      ---------
         Total assets ..........................................................     $ 372,497      $ 310,474
                                                                                     =========      =========

       LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND COMMON STOCK AND
                              STOCKHOLDERS' DEFICIT
Current liabilities:
   Loans and notes payable .....................................................     $    --        $     700
   Accounts payable ............................................................        39,245         33,083
   Accrued expenses ............................................................        21,524         16,047
   Income taxes payable ........................................................         2,525          2,298
   Current portion of long-term obligations ....................................         3,220          3,455
                                                                                     ---------      ---------
         Total current liabilities .............................................        66,514         55,583
Long-term obligations, excluding current portion ...............................       295,420        278,443
Deferred income tax liabilities ................................................        17,360         15,181
Other ..........................................................................         2,317          2,353
                                                                                     ---------      ---------
         Total liabilities .....................................................       381,611        351,560

Redeemable convertible preferred stock ($0.10 par value; 100 shares authorized;
  42.4 shares and 40 shares issued and outstanding, respectively) ..............         6,646          6,270
Redeemable Common Stock ........................................................        30,523         29,949

Commitments and Contingencies

Stockholders' deficit:
   Common Stock ($0.10 par value; 3,000 shares authorized; 1,233.27 and 1,133.49
     shares issued and outstanding, respectively) ..............................          --             --
   Additional paid-in capital ..................................................        14,814            299
   Unamortized restricted Common Stock award, net ..............................          (323)           (94)
   Notes receivable from stockholders ..........................................          (638)          (601)
   Deficit .....................................................................       (57,551)       (74,016)
   Accumulated other comprehensive loss ........................................        (2,585)        (2,893)
                                                                                     ---------      ---------
         Total stockholders' deficit ...........................................       (46,283)       (77,305)
                                                                                     ---------      ---------

         Total liabilities, redeemable convertible preferred and Common Stock
           and stockholders' deficit ...........................................     $ 372,497      $ 310,474
                                                                                     =========      =========

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)


                                                                   For the Years Ended December 31,
                                                                   --------------------------------
                                                                   2002           2001          2000
                                                                ---------      ---------     ---------

Net sales .................................................     $ 385,603      $ 345,183     $ 323,484
Cost of sales .............................................       252,980        225,036       206,872
                                                                ---------      ---------     ---------
         Gross profit .....................................       132,623        120,147       116,612

Operating expenses:
   Selling expenses .......................................        34,619         31,414        28,578
   General and administrative expenses ....................        32,056         33,317        31,958
   Provision for doubtful accounts ........................         3,008          3,758         7,133
   Art and development costs ..............................        10,301          8,772         8,453
   Write-off of deferred financing and IPO-related costs ..         2,261
   Restructuring charges ..................................         1,663                          500
                                                                ---------      ---------     ---------
         Total operating expenses .........................        83,908         77,261        76,622
                                                                ---------      ---------     ---------
         Income from operations ...........................        48,715         42,886        39,990

Interest expense, net .....................................        21,792         24,069        26,355
Other (income) expense, net ...............................          (311)            24            96
                                                                ---------      ---------     ---------
Income before income taxes and minority interests .........        27,234         18,793        13,539

Income tax expense ........................................        10,757          7,423         5,348
Minority interests ........................................            12             68            75
                                                                ---------      ---------     ---------
Net income ................................................        16,465         11,302         8,116
         Dividend on redeemable convertible preferred stock           376            270
                                                                ---------      ---------     ---------
         Net income applicable to common shares ...........     $  16,089      $  11,032     $   8,116
                                                                =========      =========     =========

          See accompanying notes to consolidated financial statements.


                              AMSCAN HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
              For the Years Ended December 31, 2002, 2001 and 2000
                             (Dollars in thousands)


                                                                       Unamortized
                                                                        Restricted
                                                                          Common      Notes                 Accumulated
                                                            Additional    Stock    Receivable                  Other
                                       Common     Common     Paid-in      Awards,     from                 Comprehensive
                                       Shares     Stock      Capital       Net     Stockholders   Deficit       Loss      Total
                                       ------      -----     -------       ---     ------------   -------       ----      -----
Balance at December 31, 1999 .......  1,132.41     $ --      $  225     $  (405)   $   (664)    $ (86,797)    $  (888)  $(88,529)
  Net income .......................                                                                8,116                  8,116
  Net change in cumulative
     translation adjustment ........                                                                           (1,457)    (1,457)
                                                                                                                        --------
       Comprehensive income ........                                                                                       6,659
  Exercise of stock options ........      0.13                    8                                                            8
  Increase in redeemable Common
    Stock due to accretion of market
    value and vesting  of restricted
    Common Stock award .............                                                               (5,186)                (5,186)
  Amortization of restricted Common
    Stock award ....................                                         51                                               51
  Accretion of interest income .....                                                    (35)                                 (35)
  Payments received on notes
    receivable from stockholders ...                                                    151                                  151
                                      --------     ------    -------    --------    --------    ----------   --------   --------
Balance at December 31, 2000 .......  1,132.54       --         233        (354)       (548)      (83,867)     (2,345)   (86,881)
  Net income .......................                                                               11,302                 11,302
  Net change in cumulative
    translation adjustment .........                                                                             (434)      (434)
  Cumulative effect of a change in
    accounting  principle, net of
    taxes (see Notes 17 and 18) ....                                                                             (227)      (227)
  Change in fair value of interest
    rate swaps and foreign
    exchange contracts, net of taxes
    (see Notes 17 and 18) ..........                                                                              113        113
                                                                                                                         -------
      Comprehensive income .........                                                                                      10,754
  Exercise of stock options ........      0.95                   66                     (25)                                  41
  Increase in redeemable Common
    Stock due to accretion of market
    value and vesting of restricted
    Common Stock award .............                                                               (1,181)                (1,181)
  Amortization of restricted
    Common Stock award .............                                        260                                              260
  Accretion of interest income .....                                                    (37)                                 (37)
  Payments received on notes
     receivable from  stockholders .                                                      9                                    9
  Redeemable convertible preferred
     stock dividends ...............                                                                 (270)                  (270)
                                      --------    ------    -------    --------    --------     ---------     --------  --------
Balance at December 31, 2001 .......  1,133.49    $ --      $   299    $    (94)   $   (601)    $ (74,016)    $(2,893)  $(77,305)
                                      ========    ======    =======    ========    ========     =========     =======   ========


                                   (Continued)


                              AMSCAN HOLDINGS, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Continued)
              For the Years Ended December 31, 2002, 2001 and 2000
                             (Dollars in thousands)


                                                                     Unamortized
                                                                      Restricted
                                                                        Common      Notes               Accumulated
                                                          Additional    Stock    Receivable                Other
                                     Common     Common     Paid-in      Awards,     from                Comprehensive
                                     Shares     Stock      Capital       Net     Stockholders  Deficit      Loss        Total
                                     ------      -----     -------       ---     ------------  -------      ----        -----

Balance at December 31, 2001 ...   1,133.49   $     --    $    299    $    (94)   $   (601)   $(74,016)   $ (2,893)   $(77,305)
Net income .....................                                                                16,465                  16,465
Net change in cumulative
  translation adjustment .......                                                                             1,304       1,304
Change in fair value of interest
   rate swap and foreign exchange
   contracts, net of taxes .....                                                                              (996)       (996)
                                                                                                                      --------
    Comprehensive income .......                                                                                        16,773
Grant of restricted Common
  Stock award ..................       3.00                    465        (465)                                            --
Issuance of Common Stock in
  connection with acquisition ..      96.78                 15,000                                                      15,000
Increase in redeemable Common
   Stock due to vesting of
   restricted Common Stock
     award .....................                              (574)                                                       (574)
Amortization of restricted
  Common Stock awards ..........                                           236                                             236
Accretion of interest income....                                                       (37)                                (37)
Redeemable convertible
  preferred stock dividends ....                              (376)                                                       (376)
                                   --------   ---------   --------    --------    --------    --------    --------    --------
Balance at December 31, 2002 ..    1,233.27   $     --    $ 14,814    $   (323)   $   (638)   $(57,551)   $ (2,585)   $(46,283)
                                   ========   =========   ========    ========    ========    ========    ========    ========


          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                    For the Years Ended December 31,
                                                                                    --------------------------------
                                                                                     2002          2001         2000
                                                                                   ---------    ---------    ---------
Cash flows from operating activities:
  Net income ...................................................................   $  16,465    $  11,302    $   8,116
    Adjustments  to  reconcile  net income to net cash  provided  by operating activities:
     Depreciation and amortization expense .....................................      13,962       15,468       14,487
     Amortization of deferred financing costs ..................................       1,202          998          902
     Gain on disposal of property, plant and equipment .........................        (254)         (13)          (9)
     Provision for doubtful accounts ...........................................       3,008        3,758        7,133
     Write-off of deferred financing costs .....................................       1,460
     Amortization of restricted Common Stock awards ............................         236          260           51
     Deferred income tax provision .............................................       4,869        1,620        1,761
     Changes in operating assets and liabilities, net of acquisition in 2002:
       Increase in accounts receivable .........................................      (7,934)      (6,162)     (12,895)
       Increase in inventories .................................................     (15,391)      (1,234)     (12,346)
       (Increase) decrease in prepaid expenses, other current assets
          and other, net .......................................................      (2,027)      (4,188)       3,610
       Increase in accounts payable, accrued expenses
          and income taxes payable .............................................       4,733        4,443        9,069
                                                                                   ---------    ---------    ---------
            Net cash provided by operating activities ..........................      20,329       26,252       19,879

Cash flows from investing activities:
  Cash paid in connection with acquisition .....................................     (13,548)
  Capital expenditures .........................................................     (17,712)     (37,479)     (18,576)
  Proceeds from disposal of property, plant and equipment ......................         530           55          101
                                                                                   ---------    ---------    ---------
            Net cash used in investing activities ..............................     (30,730)     (37,424)     (18,475)

Cash flows from financing activities:
  Proceeds from issuance of redeemable convertible preferred stock .............                    6,000
  Proceeds from the exercise of Common Stock options ...........................                       41            8
  Proceeds from loans, notes payable and long-term obligations, net of debt issuance costs (including original issue discount, in 2002) of $6,032 and
    $557, in 2002 and 2001, respectively .......................................     163,968       19,443        5,647
  Repayment of loans, notes payable and long-term obligations ..................    (152,351)     (13,495)      (4,884)
  Loans to officers under notes ................................................        (200)        (953)        (621)
  Other ........................................................................                      (66)          95
                                                                                   ---------    ---------    ---------
            Net cash provided by financing activities ..........................      11,417       10,970          245

Effect of exchange rate changes on cash and cash equivalents ...................         368         (251)      (1,029)
                                                                                   ---------    ---------    ---------
            Net increase (decrease) in cash and cash equivalents ...............       1,384         (453)         620
Cash and cash equivalents at beginning of year .................................       1,016        1,469          849
                                                                                   ---------    ---------    ---------
Cash and cash equivalents at end of year .......................................   $   2,400    $   1,016    $   1,469
                                                                                   =========    =========    =========

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
            Interest ...........................................................   $  20,506    $  25,189    $  26,047
            Income taxes .......................................................   $   6,158    $   6,020    $   5,352


Supplemental information on non-cash activities (dollars in thousands):
Capital lease obligations of $53 and $144 were incurred in 2002 and 2001, respectively. There were no capital lease obligations incurred in 2000.

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

         Amscan Holdings, Inc. ("Amscan Holdings" and, together with its subsidiaries, "AHI" or the "Company") was incorporated on October 3, 1996 for the purpose of becoming the holding company for Amscan Inc. and certain affiliated entities in connection with an initial public offering of its Common Stock. The initial public offering resulted in the sale of 4,000,000 and 422,400 shares of the Company's Common Stock at $12.00 per share on December 18, 1996 and January 8, 1997, respectively.

         On December 19, 1997, Amscan Holdings and Confetti Acquisition, Inc. ("Confetti"), a newly formed Delaware corporation affiliated with GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co. (collectively, "GSCP"), entered into a merger pursuant to an agreement (the "Merger Agreement") providing for a recapitalization of Amscan Holdings in which Confetti was merged with and into Amscan Holdings (the "Merger"), with Amscan Holdings as the surviving privately-held corporation. Pursuant to certain employment arrangements, certain employees of the Company, at that time, purchased an aggregate of 10 shares of Company Common Stock following the Merger (see Note 13). The Merger was accounted for as a recapitalization and, accordingly, the historical basis of the Company's assets and liabilities was not impacted by the Merger.

         The Company designs, manufactures, contracts for manufacture and distributes party goods, including metallic balloons, gifts and stationery, principally in North America, South America, Europe, Asia and Australia.

Basis of Presentation
---------------------
         The consolidated  financial  statements  include the accounts of Amscan
Holdings  and  all   majority-owned  and  controlled   entities.   All  material
intercompany balances and transactions have been eliminated in consolidation.

Acquisition
-----------
         On February 19, 2002, the Company purchased all of the outstanding common stock of M&D Balloons, Inc. ("M&D Balloons"), a Manteno, Illinois-based manufacturer of metallic and plastic balloons, from American Greetings Corporation ("American Greetings") to supplement its existing balloon operations. The Company financed the purchase price of $27,500,000 and certain other related costs of $1,048,000 by borrowing $13,548,000 under its then existing revolving credit facility and issuing 96.774 shares of its Common Stock to American Greetings. American Greetings continues to distribute metallic balloons purchased under a supply agreement with the Company. The acquisition has been accounted for under the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") and, accordingly, the operating results of M&D Balloons have been included in the Company's consolidated financial statements since the date of acquisition.

         The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired at the date of acquisition. Such allocations are based on studies and valuations that have not yet been completed and will be subject to change in the next period. The excess of the purchase price over tangible net assets acquired has been preliminarily allocated to intangible assets consisting of licensing agreements in the amount of $1,070,000, which are being amortized using the straight-line method over the lives of the contracts (one to three years with an average life of 2.7 years), and goodwill in the amount of $17,762,000, which is not being amortized. The transaction was structured as a purchase of common stock and, accordingly, the amortization of intangible assets is not deductible for income tax purposes.

         The following unaudited pro forma information assumes the M&D Balloons acquisition had occurred on January 1, 2002 and 2001, respectively. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the transaction occurred on January 1, 2002 and 2001, nor is it

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002


necessarily indicative of the Company's future results (dollars in thousands):

                                              Years Ended December 31,
                                              ------------------------
                                                 2002           2001
                                                 ----           ----
        Net sales ....................         $389,710      $370,807
        Net income ...................           16,858        12,528

         The net income amounts reflect adjustments for interest expense from additional borrowings necessary to finance the acquisition and amortization of other intangible assets and, in 2001, goodwill, net of their related income tax effects based upon a pro forma effective tax rate of 39.5%. The unaudited pro forma information gives effect only to adjustments described above and does not reflect management's estimate of any anticipated cost savings or other benefits as a result of the acquisition.

         During the year ended December 31, 2002, the Company sold $7,475,000 of metallic balloons and other party goods to American Greetings. Trade accounts receivable from American Greetings at December 31, 2002 were $2,632,000.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents
----------------
         Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Inventories
-----------
         Substantially all inventories of the Company are valued at the lower of cost (principally on the first-in, first-out method) or market.

Long-Lived and Intangible Assets
--------------------------------
         Property, plant and equipment are stated at cost. Machinery and equipment under capital leases are stated at the present value of the minimum lease payments at the inception of the lease. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets. Machinery and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

         Goodwill, net of amortization was $74,251,000 and $55,985,000 at December 31, 2002 and 2001, respectively. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the net assets acquired. Effective January 1, 2002, the Company adopted SFAS No. 141 and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 revises the accounting treatment for business combinations to require the use of purchase accounting and prohibit the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 revises the accounting for goodwill to eliminate the amortization of goodwill on transactions consummated after June 30, 2001 and of all other goodwill as of January 1, 2002. As a result, the Company stopped recording goodwill amortization as of January 1, 2001. Intangible assets with definite lives will continue to be amortized over their useful lives. SFAS No. 142 also requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment each year and more frequently if circumstances indicate a possible impairment. During 2002, the Company completed its review and determined that goodwill was not impaired. Had SFAS No. 142 been effective in

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002

fiscal years 2001 and 2000, net income would have been reported as the following amounts (dollars in thousands):


                                                     Years Ended December 31,
                                                 -------------------------------
                                                   2002        2001        2000
                                                 -------     -------     -------
Reported net income ........................     $16,465     $11,302     $ 8,116
Add back goodwill amortization, net of taxes                   1,572       1,574
                                                 -------     -------     -------
Adjusted net income ........................     $16,465     $12,874     $ 9,690
                                                 =======     =======     =======

         Other intangible assets, net of amortization, of $695,000 at December 31, 2002 were comprised of licensing agreements which are being amortized using the straight-line method over the lives of the contracts (one to three years with an average life of 2.7 years). Other intangible assets at December 31, 2001 were fully amortized and were comprised principally of patents which were amortized using the straight-line method over three years. Accumulated amortization was $3,375,000 and $3,000,000 at December 31, 2002 and 2001,
respectively. Amortization of other intangible assets for the three years ended December 31, 2002, 2001 and 2000 was $375,000, $705,000 and $1,003,000,
respectively. Estimated amortization expense for the years ending December 31, 2003 and 2004 is $362,000 and $333,000, respectively.

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of
Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and expands the scope of a discontinued operation to include a component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not impact the Company's financial position or results of operations.

         The Company reviews the recoverability of its long-lived assets, including definite-lived intangible assets other than goodwill, whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. For purposes of recognizing and measuring impairment, the Company evaluates long-lived assets other than goodwill based upon the lowest level of independent cash flows ascertainable to evaluate impairment. If the sum of the undiscounted future cash flows expected over the remaining asset life is less than the carrying value of the assets, the Company may recognize an impairment loss. The impairment related to long-lived assets is measured as the amount by which the carrying amount of the assets exceeds the fair value of the asset. When fair values are not readily available, the Company estimates fair values using expected discounted future cash flows.

         Goodwill is reviewed for potential impairment, on an annual basis or more frequently if circumstances indicate a possible impairment, by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the excess, if any, of the fair value of the reporting unit over amounts allocable to the unit's other assets and liabilities is the implied fair value of goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. The fair value of a reporting unit refers to the amount at which the unit as a whole could be sold in a current transaction between willing parties.

Deferred Financing Costs and Original Issue Discount
----------------------------------------------------
         Deferred financing costs (included in other assets) and original issue discount (netted against the related debt) are both amortized to interest expense using the interest method over the lives of the related debt.

Revenue Recognition
-------------------
         The Company's terms of sale are F.O.B. shipping point and, accordingly, title and the risks and rewards of ownership are transferred to the customer, and revenue is recognized, when goods are shipped. The Company estimates reductions to revenues for volume-based rebate programs at the time sales are recognized.

Doubtful Accounts
-----------------
         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of customers. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Shipping and Handling
---------------------
         Outbound shipping and handling costs billed to customers are included in revenue. The costs of shipping and handling incurred by the Company are included in cost of sales.

Royalty Agreements
------------------
         The Company enters into royalty agreements that allow the Company to use certain licensed designs on certain of its products. These contracts require the Company to pay royalties, generally as a percentage of sales of such product, and may require guaranteed minimum royalties, a portion of which may be paid in advance. The Company matches royalty expense with the corresponding revenue by recording royalties at the time of sale, at the greater of the contractual rate or the effective rate calculated based on the guaranteed minimum royalty and the Company's estimate of sales during the contract period. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. Guaranteed minimum royalties paid in advance are recorded in the balance sheet as other assets.

Catalogue Costs
---------------
         The Company expenses costs associated with the production of annual catalogues when incurred.

Art and Development Costs
-------------------------
         Art and development costs are primarily internal costs that are not easily associated with specific designs some of which may not reach commercial production. Accordingly, the Company expenses these costs as incurred.

Derivative Financial Instruments
--------------------------------
         The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") and SFAS No. 137 and No. 138 as amendments thereto, effective January 1, 2001. These statements require that all derivative financial instruments be recognized on the balance sheet at fair value and establish criteria for both the designation and effectiveness of hedging activities. The Company may use derivatives in the management of interest rate and foreign currency exposure. The statements require the Company to formally document the assets, liabilities or other transaction the Company designates as hedged items, the risk being hedged and the relationship between the hedged items and the hedging instruments. The Company must measure the effectiveness of the hedging relationship at the inception of the hedge and on an on-going basis.

         For derivative financial instruments that qualify as fair value hedges, the gain or loss on the instrument and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative financial instruments that qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a cash flow hedge, if any, is determined based on the dollar-offset method (i.e., the gain or loss on the derivative financial instrument in excess of the cumulative change in the present value of future cash flows of the hedged item) and is recognized in current earnings during the period of change. As long as hedge effectiveness is maintained, the Company's interest rate swap arrangements and foreign currency exchange agreements qualify for hedge accounting as cash flow hedges. The adoption of SFAS No. 133, as amended, did not have a significant effect

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002


on the Company's consolidated financial statements, but did reduce comprehensive income in 2001 by $114,000 (see Notes 17 and 18).

Income Taxes
------------
         The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities and operating loss and tax credit carryforwards applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the judgment of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-Based Compensation
------------------------
         The Company accounts for stock based awards in accordance with the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123 permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," which requires the recognition of compensation expense at the date of grant only if the current market price of the underlying stock exceeds the exercise price, and to provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the intrinsic value method of APB No. 25 for awards granted under its stock-based compensation plans and has provided the pro forma disclosures required by SFAS No. 123.

         In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148") was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 on December 31, 2002 and continues to account for its stock-based compensation under APB No. 25. Accordingly, no compensation cost has been recognized in connection with the issuance of options under the 1997 Stock Incentive Plan as all options were granted with exercise prices equal to the estimated fair market value of the Common Stock on the date of grant. The adoption of this statement had no impact on the Company's financial position or results of operations. See Note 11 for further discussion regarding the Company's stock-based compensation plans and related accounting matters.

         Had the Company determined stock-based compensation based on the fair value of the options granted at the grant date, consistent with the method prescribed under SFAS No. 123, the Company's net income would have been reduced to amounts indicated below (dollars in thousands):

                                                                Years Ended December 31,
                                                            -------------------------------
                                                              2002         2001       2000
                                                            -------     -------     -------
Net income:
      As reported .....................................     $16,465     $11,302     $ 8,116
      Less: Total stock-based employee compensation
          expense determined under the fair value based
          method for all awards, net of tax ...........         517         508         510
                                                            -------     -------     -------

      SFAS No. 123 pro forma net income ...............     $15,948     $10,794     $ 7,606
                                                            =======     =======     =======

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002

         It has been assumed that the estimated fair value of the options granted in 2002, 2001 and 2000 under the 1997 Stock Incentive Plan is amortized on a straight line basis to compensation expense, net of taxes, over the vesting period of the grant, which is five years. The estimated fair value of each option on the date of grant was determined using the minimum value method with the following assumptions: dividend yield of 0%; risk-free interest rate of 4.9%; and expected lives of seven years.

Accumulated Other Comprehensive Loss
------------------------------------
         Accumulated other comprehensive loss at December 31, 2002, 2001 and 2000 consisted of the Company's foreign currency translation adjustment and the fair value of interest rate swap and foreign exchange contracts qualifying as hedges (see Note 18).

Foreign Currency Transactions and Translation
---------------------------------------------
         The functional currencies of the Company's foreign operations are the local currencies in which they operate. Realized foreign currency exchange gains or losses, which result from the settlement of receivables or payables in currencies other than the functional currencies, are credited or charged to operations. Unrealized gains or losses on foreign currency exchanges are insignificant. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect on the balance sheet date. The results of operations of foreign subsidiaries are translated into U.S. dollars at the average exchange rates effective for the periods presented. The differences from historical exchange rates are recorded as comprehensive income
(loss) and are included as a component of accumulated other comprehensive loss.

Concentration of Credit Risk
----------------------------
           While the Company's customers are geographically dispersed throughout North America, South America, Europe, Asia and Australia, there is a concentration of sales made to and accounts receivable from the stores that operate in the party goods superstore distribution channel. At December 31, 2002 and 2001, Party City Corporation ("Party City"), the Company's largest customer with 484 corporate and franchise stores, accounted for 20% and 19%, respectively, of consolidated accounts receivable, net. For the years ended December 31, 2002, 2001 and 2000, sales to Party City's corporate-owned and operated stores represented 13%, 13% and 12% of consolidated net sales, respectively. For the years ended December 31, 2002, 2001 and 2000, sales to Party City's franchise-owned and operated stores represented 14%, 15% and 13% of consolidated net sales, respectively. No other group or combination of customers subjected the Company to a concentration of credit risk. Although the Company believes its relationships with Party City and its franchisees are good, if they were to reduce their volume of purchases from the Company significantly, the Company's financial condition and results of operations could be materially adversely affected.

Use of Estimates
----------------
         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards
------------------------------------
         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and expands the scope of a discontinued operation to include a component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not impact the Company's financial position or results of operations.

         In May 2002, Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS No. 145"), was issued. SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002

extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will no longer be permitted for certain extinguishments considered to be part of a company's risk management strategy. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS No. 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS No. 4 for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 in 2002 and classified the write-off of certain deferred financing costs of $1.5 million (see Note 8) as an operating expense, thereby reducing income from operations.

         In July 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated With Exit or Disposal Activities" ("SFAS No. 146") was issued. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (" EITF No. 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date an entity committed to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

         In November 2002, the Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34," ("FIN No. 45") was issued. FIN No. 45 clarifies requirements relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 requires that upon issuance of a guarantee, companies recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN No. 45 are effective commencing in the fourth quarter of 2002. The recognition requirements of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of this
interpretation  to  have  a  material  effect  on  the  consolidated   financial
statements.

         In November 2001, the Emerging Issues Task Force issued No. 01-09 ("EITF No. 01-09"), "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product." EITF No. 01-09 was effective for Amscan as of January 1, 2002. EITF No. 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provision. As a result of applying the provisions of EITF No. 01-09, the Company's revenues and selling expenses were each reduced by $1,906,000 and $2,064,000 for the years ended December 31, 2001 and 2000, respectively.

         Other  pronouncements   issued  by  the  FASB  or  other  authoritative
accounting   standards  groups  with  future  effective  dates  are  either  not applicable or not significant to the financial statements of the Company.

NOTE 3 - INVENTORIES

         Inventories at December 31, 2002 and 2001 consisted of the following (dollars in thousands):

                                                            2002         2001
                                                          --------     --------
Finished goods ......................................     $ 80,783     $ 65,376
Raw materials .......................................        8,763        5,992
Work-in process .....................................        7,722        4,520
                                                          --------     --------
                                                            97,268       75,888
Less:  reserve for slow moving and obsolete inventory       (3,378)      (3,306)
                                                          --------     --------
                                                          $ 93,890     $ 72,582
                                                          ========     ========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

          Property, plant and equipment, net at December 31, 2002 and 2001 consisted of the following (dollars in thousands):

                                                                                 Estimated
                                                      2002           2001      Useful Lives
                                                    --------      ---------    ------------
Machinery and equipment.........................    $ 93,159      $ 78,520         3-15
Buildings.......................................      37,356        36,860        31-40
Data processing equipment.......................      23,691        21,701         3-5
Leasehold improvements..........................      10,859         9,576         2-20
Furniture and fixtures..........................       5,361         4,856          10
Construction in progress........................           -         1,113
Land............................................       7,134         7,123
                                                    ---------     --------
                                                     177,560       159,749
Less:  accumulated depreciation and amortization     (77,256)      (65,160)
                                                    --------      --------
                                                    $100,304      $ 94,589
                                                    ========      ========

         Depreciation and amortization expense related to property, plant and equipment was $13,587,000, $12,164,000 and $10,882,000 for the years ended
December 31, 2002, 2001 and 2000, respectively.


NOTE 5 - LOANS AND NOTES PAYABLE

         On December 20, 2002, Amscan amended and restated its existing credit facility with various lenders (the "Lenders"), and with Goldman Sachs Credit Partners L.P. as sole lead arranger, sole bookrunner and syndication agent. Under the terms of the Second Amended and Restated Credit and Guaranty Agreement (the "Credit Agreement") the Lenders agreed to amend and restate the Company's then existing bank credit agreements (the "Bank Credit Facilities") (see Note 6) in their entirety and to provide a $200,000,000 senior secured facility consisting of a $170,000,000 term loan (the "Term Loan") and up to $30,000,000 aggregate principal amount of revolving loans (the "Revolver"). The proceeds of the Term Loan were used to redesignate and replace the Company's AXEL term loan and revolver borrowings existing under the Bank Credit Facilities at the closing date and to pay certain fees and expenses associated with the refinancing.

         The Revolver expires on June 15, 2007, and bears interest, at the option of the Company, at the index rate plus, based on performance, a margin ranging from 2.00% to 3.50% per annum, or at LIBOR plus, based on performance, a margin ranging from 3.00% to 4.50% per annum, with a LIBOR floor of 2.0%. At December 31, 2002, the Company had no borrowings under the Revolver. Standby letters of credit of $6,500,000 were outstanding and the Company had borrowing capacity of approximately $23,500,000 under the terms of the Revolver at December 31, 2002. Amounts drawn on the Revolver are also subject to an agreed upon borrowing base. All borrowings under the Revolver are secured by a first priority lien on substantially all of the Company's assets, are guaranteed by the Company's domestic subsidiaries and are subject to mandatory prepayments upon the occurrence of certain events (see Note 6). The Company is required to maintain certain financial ratios throughout the term of the Credit Agreement, including leverage and interest coverage ratios.

         At December 31, 2001, the Company's revolver borrowings under its Bank Credit Facilities were $700,000 and bore interest at the prime rate plus 0.625% (weighted average rate of 5.38% at December 31, 2001). The Company had outstanding standby letters of credit under the Bank Credit Facilities of $6,321,000 at December 31, 2001.

         In addition to the Revolver, the Company has a 400,000 Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate and expires on June 15, 2003, a 1.0 million British Pound Sterling

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002

denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on June 1, 2003 and a $1,000,000 revolving credit facility which bears interest at LIBOR plus 1.0% and expires on December 31, 2003. No borrowings were outstanding under these revolving credit facilities at December 31, 2002 and 2001.


NOTE 6 - LONG-TERM OBLIGATIONS

Long-term obligations at December 31, 2002 and 2001 consisted of the following (dollars in thousands):

                                                           2002         2001
                                                        ---------    ---------
 Senior subordinated notes (a) ......................   $ 110,000    $ 110,000
 Term Loan, net of unamortized discount of $1,692 (b)     168,308         --
 AXEL term loan (c) .................................        --        149,675
 Mortgage obligations (d) ...........................      19,981       21,628
 Notes payable (e) ..................................         140          258
 Capital lease obligations (f) ......................         211          337
                                                        ---------    ---------
          Total long-term obligations ...............     298,640      281,898
 Less: current portion ..............................      (3,220)      (3,455)
                                                        ---------    ---------
 Long-term obligations, excluding current portion ...   $ 295,420    $ 278,443
                                                        =========    =========

         On December 19, 1997, the Company issued $110,000,000 aggregate principal amount of 9 7/8% senior subordinated notes due in 2007 (the "Notes") and entered into the Bank Credit Facilities which provided for borrowings under an AXEL term loan and revolving loan borrowings under a revolving credit facility (see Note 5). On December 20, 2002, Amscan amended and restated the Bank Credit Facilities with various Lenders. Under the terms of the Credit Agreement, the Lenders agreed to amend and restate the Company's Bank Credit Facilities in their entirety and to provide a $200,000,000 senior secured facility consisting of a $170,000,000 term loan (the "Term Loan") and up to $30,000,000 aggregate principal amount of revolving loans (the "Revolver"). The proceeds of the Term Loan were used to redesignate and replace the Company's AXEL term loan and revolver borrowings existing under the Bank Credit Facilities at the closing date and to pay certain fees and expenses associated with the refinancing.

         The Company is required to make prepayments under the terms of the Credit Agreement under certain circumstances, including upon certain asset sales and certain issuances of debt or equity securities. Such mandatory prepayments will be applied to prepay the Term Loan first (on a pro rata basis) and thereafter to prepay the Revolver and to reduce the commitments thereunder. The Company may prepay, in whole or in part, borrowings under the Term Loan. Call protection provisions apply to certain prepayments of borrowings under the Term Loan. The Company may prepay borrowings under or reduce commitments for the Revolver, in whole or in part, without penalty. The Credit Agreement is guaranteed by the Company's domestic subsidiaries (the "Guarantors") (see Note
19). Subject to certain exceptions, all borrowings under the Credit Agreement, and all guarantees are secured by all existing and after-acquired personal property of the Company and the Guarantors, including, subject to certain exceptions, a pledge of all the stock of domestic subsidiaries owned by the Company or any of the Guarantors and first priority liens on after-acquired real property and leasehold interests of the Company and the Guarantors. The guarantees are joint and several guarantees, and are irrevocable, full and unconditional.

(a) The Notes bear interest at a rate equal to 9 7/8% per annum. Interest is payable semi-annually on June 15 and December 15 of each year. The Notes are redeemable at the option of the Company, in whole or in part, at redemption prices ranging from 104.937% to 100%, plus accrued and unpaid interest to the date of redemption. Upon the occurrence of a Change of Control, as defined in the note indenture, the Company will be obligated to make an offer to purchase the Notes, in whole or in part, at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of purchase. If a Change of Control were to occur, the Company may not have the financial resources to repay all of its obligations under the Credit Agreement, the note indenture and the other indebtedness that would become payable upon the occurrence of such Change of Control.

(b) The Term Loan of $170,000,000 was funded at a 1% original issue discount and provides for amortization (in quarterly installments) of 1% of the principal amount thereof per annum through June 15, 2006, and will then amortize in equal quarterly payments through June 15, 2007. The Term Loan bears interest, at the option of the Company, at the index rate plus 3.50% per annum or at LIBOR plus 4.50% per annum, with a LIBOR floor of 2.0%. At December 31, 2002, the floating interest rate on the Term Loan was 7.75%. The original issue discount is being amortized to interest expense using the interest method over the life of the Term Loan.

(c) The AXEL term loan was repaid using the proceeds of the Term Loan as noted above. The AXEL term loan was to mature in December 2004 and provided for amortization (in quarterly installments) of 1% of the principal amount thereof per year for the first five years and 32.3% and 62.7% of the principal amount thereof in the sixth and seventh years, respectively. The AXEL term loan bore interest, at the option of the Company, at the lenders' customary base rate plus 1.625% per annum or at the lenders' customary reserve adjusted Eurodollar rate plus 2.625% per annum. At December 31, 2001, the floating interest rate on the AXEL term loan was 4.56%. The Company was involved in three interest rate swap transactions with Goldman Sachs Capital Markets, L.P. ("GSCM") and a financial institution which covered a portion of the outstanding borrowings under the AXEL term loan all of which expired in 2001. The interest rate swap contracts required the Company to settle the difference in interest obligations quarterly. Net payments (receipts) to (from) the counterparty under the swap contracts for the years ended December 31, 2001 and 2000, respectively, which have been recorded as (reduction of) additional interest expense, were as follows (dollars in thousands):

                                                       (Reduction of) Additional
                                                            Interest Expense
                                 Notional              -------------------------
Date of contract      Amount       Term     Fixed Rate     2001        2000
----------------      ------     --------   ----------     ----        ----
December 31, 1997    $ 57,330    3 years       8.36%     $  --       $   167
September 30, 1998   $ 35,000    3 years       7.68%          56        (592)
September 17, 1999   $ 31,000    2 years       9.30%        (308)         (8)
January 3, 2001      $ 10,000    9 months      6.03%         (76)
                                                         -------     -------
                                                         $  (328)    $  (433)
                                                         =======     =======

(d) In conjunction with the construction of a new distribution facility, on December 21, 2001, the Company borrowed $10,000,000 each from a financial institution and the New York State Job Development Authority, pursuant to the terms of a first and second lien mortgage note, respectively. The first lien mortgage note bears interest at LIBOR plus 2.75%. However, the Company has utilized an interest rate swap agreement to effectively fix the loan rate at 8.40% for the term of the loan. The interest rate swap contracts required the Company to settle the difference in interest obligations quarterly. Net payments to the counterparty under the swap contracts for the year ended December 31, 2002, which have been recorded as additional interest expense, were $343,000. The second lien mortgage note bears interest at a rate of 3.77% and 4.75% at December 31, 2002 and 2001, respectively, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority's confidential internal protocols. Both loans are for a term of 96 months and require monthly payments based on a 180-month amortization period with balloon payments upon maturity in January 2010. The principal amounts outstanding as of December 31, 2002 were $9,389,000 and $9,555,000 with a financial institution and the New York State Job Development Authority, respectively. At December 31, 2002, the new facility has a carrying value of $30,068,000 (including capitalized interest of $1,204,000, of which $981,000 and $223,000 was incurred in 2001 and 2000, respectively).

     At December 31, 2002 and 2001, the Company had a mortgage obligation payable to a financial institution of $1,037,000 and $1,628,000, respectively, due September 13, 2004. The mortgage obligation relates to a distribution facility, is collateralized by the related real estate asset ($4,303,000 carrying value at December 31, 2002) and bears interest at 8.51%.

(e) In conjunction with the acquisition of the remaining 25% interest in its subsidiary, Amscan Holdings Limited, in 1998, the Company issued a non-interest bearing note to the former shareholder which is payable through April 2004. At December 31, 2002 and 2001, the note to the former shareholder was $140,000 and $228,000, respectively.

     In connection with the acquisition of all the capital stock of Anagram International, Inc., and certain related companies (collectively, "Anagram") in 1998, the Company assumed a note payable to a former employee of Anagram which note was paid in full by March 2002. At December 31, 2001, the note to the former employee was $30,000 and bore interest at a fixed interest rate of 10%.

(f) The Company has entered into various capital leases for machinery and equipment with implicit interest rates ranging from 4.85% to 9.20% which extend to 2006.

     At December 31, 2002, maturities of long-term obligations consisted of the following (dollars in thousands):

                            Mortgage, Notes       Capital
                               and Loans     Lease Obligations       Total
                               ---------     -----------------       -----
2003 ................          $  3,132          $     88          $  3,220
2004 ................             3,015                48             3,063
2005 ................             2,522                50             2,572
2006 ................            83,748                25            83,773
2007 ................           193,232                --           193,232
Thereafter ..........            12,780                --            12,780
                               --------          --------          --------
Long-term obligations          $298,429          $    211          $298,640
                               ========          ========          ========


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


NOTE 8 - WRITE-OFF OF DEFERRED FINANCING AND IPO-RELATED COSTS

         During the fourth quarter of 2002, the Company amended and restated its Bank Credit Facilities with various lenders (see Notes 5 and 6) which resulted in a $1,460,000 write-off of deferred financing costs associated with the previous facility.

         On June 13, 2002, the Company filed a registration statement with the Securities and Exchange Commission for an initial public offering ("IPO") of its Common Stock. However, during the fourth quarter of 2002, the Company decided not to pursue the IPO of shares of its Common Stock, which resulted in a $801,000 write-off of costs associated with the offering. On March 12, 2003, the Company filed a Form RW with the Securities and Exchange Commission withdrawing its registration statement for the IPO.

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002

NOTE 9 - RESTRUCTURING CHARGES

         During the year ended December 31, 2002, the Company incurred charges of $0.6 million resulting from the consolidation of the fabrication operations of M&D Balloons into its existing balloon operations. In addition, the Company incurred charges of $0.4 million and $0.7 million relating to the consolidation of certain domestic and foreign distribution operations, respectively. The consolidation of the Company's distribution and balloon operations may result in additional restructuring charges in subsequent periods.

         During 2000, the Company incurred charges of $0.2 million in connection with the consolidation of certain manufacturing operations and an additional $0.3 million in connection with the restructuring of its distribution operations that began in 1998.


NOTE 10 - EMPLOYEE BENEFIT PLANS

         Certain subsidiaries of the Company maintain profit-sharing plans for eligible employees providing for annual discretionary contributions to a trust. Eligible employees are full-time domestic employees who have completed a certain length of service, as defined, and attained a certain age, as defined. The plans require the subsidiaries to match 25% to 100% of voluntary employee contributions to the plan, up to the first 6% of an employee's annual salary. Profit sharing expense for the years ended December 31, 2002, 2001 and 2000 totaled $3,054,000, $2,462,000 and $2,220,000, respectively.


NOTE 11 - STOCK OPTION PLAN

         The Company adopted the Amscan Holdings, Inc. Stock Incentive Plan (the "1997 Stock Incentive Plan") in 1997. The 1997 Stock Incentive Plan is administered by the Board of Directors. Under the terms of the 1997 Stock Incentive Plan, as amended, the Board may award Company Common Stock, stock options and stock appreciation rights to certain directors, officers, employees and consultants of the Company and its affiliates. The vesting periods for awards are determined by the Board at the time of grant. As of December 31, 2002, there were 150 shares of Company Common Stock reserved for issuance under the 1997 Stock Incentive Plan. The 1997 Stock Incentive Plan will terminate ten years after its effective date; however, awards outstanding as of such date will not be affected or impaired by such termination.

         The options granted under the 1997 Stock Incentive Plan vest in equal installments on each of the first five anniversaries of the grant date. The options are non-transferable (except under certain limited circumstances) and have a term of ten years. The following table summarizes the changes in outstanding options under the 1997 Stock Incentive Plan for the years ended December 31, 2002, 2001 and 2000:

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002

                                                                        Average Fair Market
                                                            Average       Value of Options
                                              Options    Exercise Price    at Grant Date
                                              -------    --------------    -------------
Outstanding at December 31, 1999              129.955
         Granted ...............                3.750       $125,000          $ 44,562
         Granted ...............                4.500        150,000            53,474
         Exercised .............               (0.096)        54,545
         Exercised .............               (0.037)        75,000
         Canceled ..............               (0.143)        54,545
         Canceled ..............               (0.962)        75,000
                                             --------
Outstanding at December 31, 2000              136.967
         Granted ...............                2.500        150,000            53,474
         Exercised .............               (0.666)        75,000
         Exercised .............               (0.287)        55,102
         Canceled ..............               (0.191)        55,102
         Canceled ..............               (0.444)        75,000
         Canceled ..............               (4.500)       125,000
                                             --------
Outstanding at December 31, 2001              133.379
         Granted ...............                2.500        155,000            55,257
         Canceled ..............               (1.000)       150,000
         Canceled ..............               (2.805)        75,000
                                             --------
Outstanding at December 31, 2002              132.074
                                             ========

Exercisable at December 31, 2000               67.267         77,256
Exercisable at December 31, 2001               91.290         78,977
Exercisable at December 31, 2002              115.210         80,611

         The average exercise price for options outstanding as of December 31, 2002 was $87,620 with exercise prices ranging from $54,545 to $155,000. The average remaining contractual life of those options was 5.6 years.


NOTE 12- INCOME TAXES

         A summary of domestic and foreign pre-tax income (loss) follows (dollars in thousands):
                                        Years Ended December 31,
                                 -------------------------------------
                                   2002           2001          2000
                                 --------       --------      --------
     Domestic .............      $ 28,172       $ 17,350      $  9,639
     Foreign ..............          (938)         1,443         3,900
                                 --------       --------      --------
     Total ................      $ 27,234       $ 18,793      $ 13,539
                                 ========       ========      ========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002

         The provision for income taxes consisted of the following (dollars in thousands):
                                                   Years Ended December 31,
                                               2002          2001         2000
                                             --------      --------     --------
Current:
       Federal .........................     $  5,452      $  4,266     $  1,551
       State ...........................          993         1,101          688
       Foreign .........................         (557)          436        1,348
                                             --------      --------     --------
         Total current provision .......        5,888         5,803        3,587
Deferred:
       Federal .........................        4,422         1,400        1,528
       State ...........................          591           143          233
       Foreign .........................         (144)           77         --
                                             --------      --------     --------
         Total deferred provision ......        4,869         1,620        1,761
                                             --------      --------     --------

Income tax expense .....................     $ 10,757      $  7,423     $  5,348
                                             ========      ========     ========

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income tax assets and liabilities from domestic jurisdictions consisted of the following at December 31 (dollars in thousands):

                                                                                        2002          2001
                                                                                      --------      --------
Current deferred tax assets:
         Allowance for doubtful accounts ........................................     $  1,871      $  1,216
         Accrued liabilities ....................................................          153           322
         Inventories ............................................................        2,999         2,202
         Charitable contributions carryforward ..................................           --           166
         Other ..................................................................           18           279
                                                                                      --------      --------
              Current deferred tax assets (included in prepaid expenses and other
                current assets) .................................................     $  5,041      $  4,185
                                                                                      ========      ========

                                                                                          2002          2001
                                                                                      --------      --------
Non-current deferred tax liabilities, net:
         Property, plant and equipment ..........................................     $ 16,885      $ 14,433
         Amortization of goodwill and other intangibles .........................        2,076           721
         Royalty reserves .......................................................         (455)           (9)
         Foreign tax credits ....................................................         (308)
         Interest rate swap and foreign exchange contracts ......................         (726)          (76)
         Other ..................................................................         (112)          112
                                                                                      --------      --------
              Non-current deferred tax liabilities, net .........................     $ 17,360      $ 15,181
                                                                                      ========      ========

         A non-current foreign deferred tax asset of $600,000 and $456,000 at December 31, 2002 and 2001, respectively, is primarily attributable to non-current obligations recognized in connection with the acquisition of Anagram in 1998 and is included in non-current assets, net.

         The difference between the Company's effective income tax rate and the federal statutory income tax rate is reconciled below:

                                                      Years Ended December 31,
                                                      ------------------------
                                                     2002      2001       2000
                                                     ----      ----       ----
Provision at federal statutory income tax rate ..    35.0%     35.0%      34.0%

State income tax, net of federal tax benefit ....     3.8       4.7        4.5
Other ...........................................     0.7      (0.2)       1.0
                                                     ----      ----       ----
Effective income tax rate .......................    39.5%     39.5%      39.5%
                                                     ====      ====       ====

         At  December  31,  2002,   the  Company's   share  of  the   cumulative
undistributed earnings of foreign subsidiaries

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002

was approximately $11,536,000. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations. It is not practical to estimate the amount of additional tax that might be payable on these foreign earnings in the event of distribution or sale; however, under existing law, foreign tax credits would be available to substantially reduce incremental U.S. taxes payable on amounts repatriated.


NOTE 13- CAPITAL STOCK

         At December 31, 2002 and 2001,  employee  stockholders  held 196.92 and
193.20 shares, respectively, of fully paid and vested Common Stock. Under the terms of the stockholders' agreement (the "Stockholders' Agreement"), the Company can purchase all of the shares held by the employee stockholders. The purchase price as prescribed in the Stockholders' Agreement is to be determined through a market valuation of the minority-held shares. In addition, under the terms of the Stockholders' Agreement, the Company can be required to purchase all of the shares held by an employee stockholder in the case of death or disability, at a price determined by a market valuation and, in all other instances, at the lower of the share's cost, as defined, or the market valuation. All common shares held by employees are recorded as redeemable Common Stock, at the estimated fair market value of the stock, with a corresponding adjustment to stockholders' deficit. At December 31, 2002 and 2001, the aggregate amount that may be payable by the Company to employee stockholders, based on the then estimated market value for fully paid and vested shares, was approximately $30,523,000 and $29,949,000, respectively, and has been classified as redeemable Common Stock on the consolidated balance sheets. As there is no active market for the Company's Common Stock, the Company estimates the fair value of its Common Stock using various valuation techniques including recent third party transactions.

         At December 31, 2002 and 2001, 6.38 and 6.67 shares, respectively, of Common Stock (the "Restricted Stock") were subject to the vesting provisions of employment agreements with the President and Executive Vice President of the Company. The Restricted Stock held by the President and Executive Vice President will vest in June 2003 and December 2004, respectively. During the years ended December 31, 2002, 2001 and 2000, the Company recorded the amortization of
Restricted Stock of $236,000, $260,000 and $51,000, respectively, as compensation expense, which is included in general and administrative expenses in the Company's consolidated statements of income.

         At December 31, 2002, the Company held notes receivable from a former officer and a current officer in the amounts of $613,000 and $25,000, respectively. At December 31, 2001, the Company held notes receivable from a current officer and a former officer totaling $601,000. These notes arose in connection with the issuance of shares of Common Stock to the officers. The notes held at December 31, 2002 bear interest at 6.65% and LIBOR plus 2% and mature in March 2009 and January 2004, respectively. The notes receivable are shown on the balance sheets as an increase in stockholders' deficit.

         In February 2002, the Company issued 96.774 shares of its Common Stock, at a value of $155,000 per share, to American Greetings in connection with the acquisition of M&D Balloons (see Note 1).

         On January 1, 2002, the Company issued 3.0 shares of Restricted Stock, with an aggregate value of $465,000 to its Executive Vice President, subject to the vesting provisions of an employment agreement. The shares of Restricted Stock will vest on December 31, 2004.

         In September 1998, the Company issued warrants to purchase 10.0 shares of Common Stock at $125,000 per share in connection with the acquisition of all the capital stock of Anagram. The warrants, which were valued at $225,000 and were fully exercisable upon issuance, expire on September 17, 2008 and were included as a cost of the acquisition of Anagram.

         On March 30, 2001, the Board of Directors authorized 500 shares of preferred stock, $0.10 par value, and designated 100 shares as Series A
Redeemable Convertible Preferred Stock ("Series A Redeemable Convertible Preferred Stock"). Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002

Preferred Stock to GSCP for proceeds of $6.0 million. Dividends are cumulative and payable annually at 6% per annum. On March 30, 2002, the annual dividend was distributed in additional shares of Series A Redeemable Convertible Preferred Stock. Dividends payable on or prior to March 30, 2004, are payable in additional shares of Series A Redeemable Convertible Preferred Stock. Subsequent to March 30, 2004, dividends are payable, at the option of the Company, either in cash or additional shares of Series A Redeemable Convertible Preferred Stock. At December 31, 2002, accrued dividends aggregated $286,200 and are included in redeemable convertible preferred stock on the consolidated balance sheet.

         Each share of the Series A Redeemable Convertible Preferred Stock is convertible at the option of the holder, at any time, into one share of Common Stock of the Company, $0.10 par value, at a conversion price equal to the fair value of the Common Stock at the date the redeemable convertible preferred stock was issued, subject to adjustment for the effects of subsequent Common Stock splits or stock dividends. At December 31, 2002, the redeemable convertible preferred stock was convertible into Common Stock at a price of $150,000 per common share. As of December 31, 2002, there were 44.31 shares of Common Stock reserved for such conversion.

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


NOTE 14- COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Lease Agreements
----------------
         The Company is obligated under various capital leases for certain machinery and equipment which expire on various dates through 2006 (see Note 6). At December 31, 2002 and 2001, the amount of machinery and equipment and related accumulated amortization recorded under capital leases and included with property, plant and equipment consisted of the following (dollars in thousands):

                                                         2002        2001
                                                       -------     -------

     Machinery and equipment ....................      $ 4,343     $ 7,291
     Less: accumulated amortization .............       (3,382)     (4,111)
                                                       -------     -------
                                                       $   961     $ 3,180
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

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002

         At December 31, 2002, future minimum lease payments under all operating leases consisted of the following (dollars in thousands):

           2003.....................................      $12,146
           2004.....................................        9,802
           2005.....................................        8,598
           2006.....................................        6,913
           2007.....................................        6,251
           Thereafter...............................       10,523
                                                          -------
                                                          $54,233
                                                          =======

         Rent expense for the years ended December 31, 2002, 2001 and 2000 was $12,705,000, $9,450,000, and $9,040,000, respectively.

Royalty Agreements
------------------

         The Company has entered into royalty agreements with various licensors of copyrighted and trademarked characters and designs used on the Company's products which require royalty payments based on sales of the Company's products, or in some cases, annual minimum royalties.

         At December 31, 2002, the Company's commitment to pay future minimum royalties was as follows (dollars in thousands):

           2003.....................................       $4,278
           2004.....................................        3,332
           2005.....................................          270
           Thereafter...............................            -
                                                           ------
                                                           $7,880
                                                           ======

         Royalty expense for the years ended December 31, 2002, 2001 and 2000 was $6,192,000, $4,494,000, and $4,109,000, respectively.

Legal Proceedings
-----------------
         The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.

Related Party Transactions
--------------------------
         During 2001, the Company amended a line of credit granted to the Chief Executive Officer, increasing the line from $1,000,000 to $1,400,000. Borrowings under the line bear interest at the Company's incremental borrowing rate in effect during the time such loan is outstanding. The interest is payable annually or, at the option of the Chief Executive Officer, accrues to the principal balance. The line of credit expires on June 15, 2004. Amounts borrowed under the line are evidenced by a limited recourse secured promissory note, secured by a lien on the equity interests that the Chief Executive Officer has in the Company. The note requires that all principal payments be made only from the equity pledged as collateral. At December 31, 2002 and 2001, borrowings, including accrued interest, under this line totaled $1,551,000 and $1,463,000, respectively.

         On June 15, 2001, the Company entered into a limited recourse secured promissory note with the President of the Company. The note evidences loans made or to be made to the President at his request, in connection with the payment of any personal federal, state or local income taxes due and payable upon and in respect of the vesting of the President's Restricted Stock (see "Note 13 -
Capital Stock"). The Company's obligation to extend loans under the note is limited to the amount of income taxes the President is actually required to pay subsequent to June 15, 2001. Amounts borrowed under the note and any interest thereon is secured by a lien on the equity interests that the President has in the Company. The note bears interest at 5.43% per annum and is payable, together with interest, on January 1, 2010. The

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002

note requires that all payments of principal and interest due thereunder be made only from the equity pledged as collateral. At December 31, 2002 and 2001, the amount borrowed under the note totaled $391,300 and $177,000, respectively.

       Pursuant to the Stockholders' Agreement, Goldman Sachs, an affiliate of GSCP which owned approximately 66.9% of the Company's Common Stock (excluding the potential impact of the conversion of the redeemable convertible preferred stock) at December 31, 2002, has the exclusive right (if it so elects) to perform, through its various affiliated companies, certain investment banking and similar services for the Company on customary terms. Goldman Sachs may from time to time receive customary fees for services rendered to the Company. Goldman Sachs Credit Partners L.P., an affiliate of Goldman Sachs and GSCP, has served as the arranger and syndication agent for the Company's term loans and revolving credit facilities since December 1997. On December 20, 2002, Amscan amended and restated its existing credit facility, with Goldman Sachs Credit Partners L.P. as sole lead arranger, sole bookrunner and syndication agent. For the year ended December 31, 2002 and 2000, Amscan paid Goldman Sachs and its affiliates fees for services of $3,231,572 and $350,000, respectively. No fees were paid to Goldman Sachs and its affiliates in 2001.

           On March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP, for proceeds of $6.0 million (see Note 13). Dividends are cumulative and payable annually at 6% per annum. Dividends payable on or prior to March 30, 2004, are payable in additional shares of Series A Redeemable Convertible Preferred Stock. Subsequent to March 30, 2004, dividends are payable, at the option of the Company, either in cash or additional shares of Series A Redeemable Convertible Preferred Stock. At December 31, 2002, 42.40 shares of Series A Redeemable Convertible Preferred Stock were issued and outstanding and accrued dividends aggregated $286,200.


NOTE 15 - SEGMENT INFORMATION

Industry Segments
-----------------
       The Company manages its operations as one industry segment which involves the design, manufacture, contract for manufacture and distribution of party goods, including decorative party goods, metallic balloons, stationery and gift items.

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

       The Company's geographic area data for each of the three years ended December 31, 2002, 2001 and 2000 were as follows (dollars in thousands):


                                                           Domestic       Foreign      Eliminations   Consolidated
                                                           --------       -------      ------------   ------------
2002
Sales to unaffiliated customers ......................     $ 332,187      $  53,416                     $ 385,603
Sales between geographic areas .......................        23,156                     $ (23,156)
                                                           ---------      ---------      ---------      ---------
Net sales ............................................     $ 355,343      $  53,416      $ (23,156)     $ 385,603
                                                           =========      =========      =========      =========

Income from operations ...............................     $  46,481      $   1,410      $     824      $  48,715
                                                           =========      =========      =========
Interest expense, net ................................                                                     21,792
Other income, net ....................................                                                       (311)
                                                                                                        ---------
Income before income taxes and minority interests ....                                                  $  27,234
                                                                                                        =========

Long-lived assets ....................................     $ 179,363      $   7,364                     $ 186,727
                                                           =========      =========                     =========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002

                                                           Domestic       Foreign      Eliminations   Consolidated
                                                           --------       -------      ------------   ------------
2001
Sales to unaffiliated customers ......................     $ 297,585      $  47,598                     $ 345,183
Sales between geographic areas .......................        24,051                     $ (24,051)
                                                           ---------      ---------      ---------      ---------
Net sales ............................................     $ 321,636      $  47,598      $ (24,051)     $ 345,183
                                                           =========      =========      =========      =========

Income from operations ...............................     $  39,385      $   2,430      $   1,071      $  42,886
                                                           =========      =========      =========
Interest expense, net ................................                                                     24,069
Other expense, net ...................................                                                         24
                                                                                                        ---------
Income before income taxes and minority interests ....                                                  $  18,793
                                                                                                        =========

Long-lived assets ....................................     $ 151,578      $   6,600                     $ 158,178
                                                           =========      =========                     =========

                                                           Domestic       Foreign      Eliminations   Consolidated
                                                           --------       -------      ------------   ------------
2000
Sales to unaffiliated customers ......................     $ 278,508      $  44,976                     $ 323,484
Sales between geographic areas .......................        20,408                     $ (20,408)            --
                                                           ---------      ---------      ---------      ---------
Net sales ............................................     $ 298,916      $  44,976      $ (20,408)     $ 323,484
                                                           =========      =========      =========      =========

Income from operations ...............................     $  35,190      $   4,575      $     225      $  39,990
                                                           =========      =========      =========
Interest expense, net ................................                                                     26,355
Other expense, net ...................................                                                         96
                                                                                                        ---------
Income before income taxes and minority interests ....                                                  $  13,539
                                                                                                        =========

Long-lived assets ....................................     $ 128,635      $   7,034                     $ 135,669
                                                           =========      =========                     =========


NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts for cash and cash equivalents, accounts receivables, deposits and other current assets, loans and notes payable, accounts payable, accrued expenses and other current liabilities approximate fair value at December 31, 2002 and 2001 because of the short-term maturity of those instruments or their variable rates of interest.

         The estimated fair value of the Company's $110,000,000 Notes at December 31, 2002 and 2001, was $101,772,000 and $87,835,000, respectively, included in the consolidated balance sheets. The carrying amounts of the Company's borrowings under its Credit Agreement and other revolving credit facilities approximate fair value because such obligations generally bear interest at floating rates. The carrying amounts for other long-term debt approximate fair value at December 31, 2002 and 2001, based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity.


NOTE 17 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

         All derivative financial instruments that qualify for hedge accounting, such as interest rate swaps and foreign currency exchange agreements, are recognized on the balance sheet at fair value and changes in fair value are recognized periodically in either income or shareholders' deficit (as a component of other comprehensive income). For derivative financial instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a cash flow hedge, if any, is determined based on the dollar-offset method (i.e., the gain or loss on the derivative financial instrument in excess of the cumulative change in the present value of future cash flows of the hedged item) and is recognized in current earnings during the period of change. As long as hedge effectiveness is maintained, the Company's interest rate swap arrangements and foreign currency exchange agreements qualify for hedge accounting as cash flow hedges.

Interest Rate Risk Management
-----------------------------
         As part of the Company's risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations (see Note 6). Accordingly, the interest rate swap agreements are reflected in the consolidated balance sheet at fair value and the related gains and losses on these contracts are deferred in stockholders' deficit and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. To effectively fix the interest rate of its $10,000,000 mortgage note (see Note 6), the Company entered into an interest rate swap agreement with a financial institution for a notional amount of $10,000,000, agreeing to receive 30-day LIBOR and to pay 5.65%. The fair value of interest rate swaps is the estimated amount that the counterparty would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties. At December 31, 2002, this hedge had an unrealized net loss of $644,000, which has been included in accumulated other comprehensive loss (see Note 18). As this hedge is 100% effective, there is no current impact on earnings due to hedge ineffectiveness. At December 31, 2001, the fair value of the interest rate swap agreement was immaterial.

Foreign Exchange Risk Management
--------------------------------
         A portion of the Company's cash flows is derived from transactions denominated in foreign currencies. The United States dollar value of transactions denominated in foreign currencies fluctuates as the United States dollar strengthens or weakens relative to these foreign currencies. In order to reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, including the British Pound Sterling and the Euro, the Company enters into foreign exchange contracts with major international financial institutions. These forward contracts, which typically mature within one year, are designed to hedge anticipated foreign currency transactions, primarily inter-company inventory purchases and trade receivables. No components of the contracts are excluded in the measurement of hedge effectiveness. The critical terms of the foreign exchange contracts are the same as the underlying forecasted transactions; therefore, changes in the fair value of foreign contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions. At December 31, 2002 and 2001, the Company had contracts in the notional amounts of $20.4 million and $10.4 million of foreign currency exchange contracts. The foreign currency exchange contracts are reflected in the consolidated balance sheet at fair value and the related gains and losses on these contracts are deferred in stockholders' deficit. The fair value adjustment at December 31, 2002 and 2001 are unrealized net losses of $466,000, and $114,000, respectively, which have been included in accumulated other comprehensive loss. The Company anticipates that all gains and losses in accumulated other comprehensive loss related to foreign exchange contracts will be reclassified into earnings by December 2003.

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002

NOTE 18 - COMPREHENSIVE INCOME

          Comprehensive   income   consisted  of  the   following   (dollars  in
thousands):

                                                                       Years Ended December 31,
                                                                 ------------------------------------
                                                                   2002          2001          2000
                                                                 --------      --------      --------

Net income .................................................     $ 16,465      $ 11,302      $  8,116
Net change in cumulative translation adjustment ............        1,304          (434)       (1,457)
Cumulative effect of a change in accounting principle
   to recognize the fair value of the Company's interest
   rate swap contracts, net of taxes of $148 (see Note 17) .                       (227)
Change in fair value of the Company's interest rate
   swap contracts, net of taxes of $421 and $(148),
   respectively (see Note 17) ..............................         (644)          227
Change in fair value of the Company's foreign
   exchange contracts, net of taxes of $229 and $76,
      respectively (see Note 17) ...........................         (352)         (114)
                                                                 --------      --------      --------
                                                                 $ 16,773      $ 10,754      $  6,659
                                                                 ========      ========      ========

         Accumulated other comprehensive loss consisted of the following at December 31 (dollars in thousands):

                                                                2002         2001
                                                              -------      -------

Cumulative translation adjustment .......................     $(1,475)     $(2,779)
Interest rate swap contract qualifying as a hedge, net of
     taxes of $421 ......................................        (644)
Foreign exchange contracts qualifying as hedges,
  net of taxes of $305 and $76, respectively ............        (466)        (114)
                                                              -------      -------
                                                              $(2,585)     $(2,893)


NOTE 19 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

         On December 20, 2002, Amscan amended and restated its existing credit facility (see Notes 5 and 6). Under the terms of the Credit Agreement, the Lenders agreed to amend and restate the Company's existing bank credit agreements in their entirety and to provide a $200,000,000 senior secured facility consisting of a $170,000,000 Term Loan and up to $30,000,000 aggregate principal amount of revolving loans under the Revolver. The proceeds of the Term Loan were used to redesignate and replace the Company's AXEL term loan and revolver borrowings existing under the Bank Credit Facilities at the closing date and to pay certain fees and expenses associated with the refinancing.

         On December 19, 1997, the Company also issued $110,000,000 aggregate principal amount of 9.875% senior subordinated notes due in December 2007 (see
Note 6). The repayment of the Notes and borrowings under the Credit

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002

Agreement are guaranteed jointly and severally, fully and unconditionally, by the following wholly-owned Guarantor subsidiaries:

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

        The following consolidating information presents consolidating balance sheets as of December 31, 2002 and 2001, and the related consolidating statements of income and cash flows for each of the three years in the period ended December 31, 2002 for the combined Guarantors and the combined Non-guarantors and elimination entries necessary to consolidate the entities comprising the combined companies.

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002

                           CONSOLIDATING BALANCE SHEET
                                December 31, 2002
                             (Dollars in thousands)
                                   (Unaudited)

                                                      Amscan
                                                   Holdings and     Combined
                                                     Combined         Non-
                                                    Guarantors     Guarantors    Eliminations   Consolidated
                                                    ----------     ----------    ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents ...................     $   1,483      $     917                     $   2,400
   Accounts receivable, net ....................        62,520         11,727                        74,247
   Inventories .................................        83,659         11,138      $    (907)        93,890
   Prepaid expenses and other current assets ...        13,411          2,280           (458)        15,233
                                                     ---------      ---------      ---------      ---------
   Total current assets ........................       161,073         26,062         (1,365)       185,770
Property, plant and equipment, net .............        98,951          1,353                       100,304
Goodwill, net ..................................        68,611          5,640                        74,251
Notes receivable from officers .................         1,942                                        1,942
Other assets, net ..............................        34,788            627        (25,185)        10,230
                                                     ---------      ---------      ---------      ---------
   Total assets ................................     $ 365,365      $  33,682      $ (26,550)     $ 372,497
                                                     =========      =========      =========      =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND COMMON STOCK
    AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Loans and notes payable .....................     $    --        $    --                       $    --
   Accounts payable ............................        37,813          1,432                        39,245
   Accrued expenses ............................        15,937          5,587                        21,524
   Income taxes payable ........................         3,037                     $    (512)         2,525
   Current portion of long-term
     obligations ...............................         3,052            168                         3,220
                                                     ---------      ---------      ---------      ---------
   Total current liabilities ...................        59,839          7,187           (512)        66,514
Long-term obligations, excluding
  current portion ..............................       295,274            146                       295,420
Deferred income tax liabilities ................        17,360                                       17,360
Other ..........................................         1,153         16,052        (14,888)         2,317
                                                     ---------      ---------      ---------      ---------
Total liabilities ..............................       373,626         23,385        (15,400)       381,611

Redeemable convertible preferred stock .........         6,646                                        6,646
Redeemable Common Stock ........................        30,523                                       30,523

Commitments and Contingencies

Stockholders' (deficit) equity:
   Common Stock ................................                          339           (339)          --
   Additional paid-in capital ..................        14,814            658           (658)        14,814
   Unamortized restricted Common Stock
      award, net ...............................          (323)                                        (323)
   Notes receivable from stockholders ..........          (638)                                        (638)
   (Deficit) retained earnings .................       (56,698)        11,198        (12,051)       (57,551)
   Accumulated other comprehensive loss ........        (2,585)        (1,898)         1,898         (2,585)
                                                     ---------      ---------      ---------      ---------
       Total stockholders' (deficit) equity ....       (45,430)        10,297        (11,150)       (46,283)
                                                     ---------      ---------      ---------      ---------
       Total liabilities, redeemable convertible
           preferred and Common Stock and
           stockholders' (deficit) equity ......     $ 365,365      $  33,682      $ (26,550)     $ 372,497
                                                     =========      =========      =========      =========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002

                           CONSOLIDATING BALANCE SHEET
                                December 31, 2001
                             (Dollars in thousands)
                                   (Unaudited)

                                                         Amscan
                                                      Holdings and     Combined
                                                        Combined         Non-
                                                       Guarantors     Guarantors    Eliminations   Consolidated
                                                       ----------     ----------    ------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents ...................     $      60      $     956                     $   1,016
     Accounts receivable, net ....................        56,408          8,631                        65,039
     Inventories .................................        65,939          7,414      $    (771)        72,582
     Prepaid expenses and other current assets ...        12,339          1,320                        13,659
                                                       ---------      ---------      ---------      ---------
     Total current assets ........................       134,746         18,321           (771)       152,296
Property, plant and equipment, net ...............        93,420          1,169                        94,589
Goodwill, net ....................................        51,136          4,849                        55,985
Notes receivable from officers ...................         1,640                                        1,640
Other assets, net ................................        22,859          4,880        (21,775)         5,964
                                                       ---------      ---------      ---------      ---------
     Total assets ................................     $ 303,801      $  29,219      $ (22,546)     $ 310,474
                                                       =========      =========      =========      =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND COMMON STOCK
    AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Loans and notes payable .....................     $     700      $    --                       $     700
     Accounts payable ............................        32,127            956                        33,083
     Accrued expenses ............................        12,178          3,869                        16,047
     Income taxes payable ........................         2,225             73                         2,298
     Current portion of long-term
       obligations ...............................         3,318            137                         3,455
                                                       ---------      ---------      ---------      ---------
     Total current liabilities ...................        50,548          5,035                        55,583
Long-term obligations, excluding
  current portion ................................       278,198            245                       278,443
Deferred income tax liabilities ..................        15,181                                       15,181
Other ............................................           189         14,236      $ (12,072)         2,353
                                                       ---------      ---------      ---------      ---------
Total liabilities ................................       344,116         19,516        (12,072)       351,560

Redeemable convertible preferred stock ...........         6,270                                        6,270
Redeemable Common Stock ..........................        29,949                                       29,949

Commitments and Contingencies

Stockholders' (deficit) equity:
     Common Stock ................................                          339           (339)          --
     Additional paid-in capital ..................           299            658           (658)           299
     Unamortized restricted Common Stock
        award, net ...............................           (94)                                         (94)
     Notes receivable from stockholders ..........          (601)                                        (601)
     (Deficit) retained earnings .................       (73,245)        11,082        (11,853)       (74,016)
     Accumulated other comprehensive loss ........        (2,893)        (2,376)         2,376         (2,893)
                                                       ---------      ---------      ---------      ---------
         Total stockholders' (deficit) equity ....       (76,534)         9,703        (10,474)       (77,305)
                                                       ---------      ---------      ---------      ---------
         Total liabilities, redeemable convertible
             preferred and Common Stock and
         stockholders' (deficit) equity ..........     $ 303,801      $  29,219      $ (22,546)     $ 310,474
                                                       =========      =========      =========      =========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002

                        CONSOLIDATING STATEMENT OF INCOME
                      For the Year Ended December 31, 2002
                             (Dollars in thousands)
                                   (Unaudited)


                                                             Amscan
                                                          Holdings and     Combined
                                                            Combined         Non-
                                                           Guarantors     Guarantors    Eliminations   Consolidated
                                                           ----------     ----------    ------------   ------------
Net sales ............................................     $ 350,585      $  53,416      $ (18,398)     $ 385,603
Cost of sales ........................................       233,112         38,130        (18,262)       252,980
                                                           ---------      ---------      ---------      ---------
         Gross profit ................................       117,473         15,286           (136)       132,623
Operating expenses:
    Selling expenses .................................        28,586          6,033                        34,619
    General and administrative expenses ..............        26,764          6,252           (960)        32,056
    Provision for doubtful accounts ..................         2,147            861                         3,008
    Art and development costs ........................        10,301                                       10,301
    Write-off of deferred financing and IPO-related
      costs ..........................................         2,261                                        2,261
    Restructuring charges ............................           933            730                         1,663
                                                           ---------      ---------      ---------      ---------
         Income from operations ......................        46,481          1,410            824         48,715
Interest expense, net ................................        21,121            671                        21,792
Other (income) expense, net ..........................        (2,182)         2,327           (456)          (311)
                                                           ---------      ---------      ---------      ---------
         Income (loss) before income taxes
           and minority interests ....................        27,542         (1,588)         1,280         27,234
Income tax expense (benefit) .........................        10,995           (184)           (54)        10,757
Minority interests ...................................                           12                            12
                                                           ---------      ---------      ---------      ---------
         Net income (loss) ...........................        16,547         (1,416)         1,334         16,465
         Dividend on redeemable convertible
             preferred stock .........................           376                                          376
                                                           ---------      ---------      ---------      ---------
         Net income (loss) applicable to common shares     $  16,171      $  (1,416)     $   1,334      $  16,089
                                                           =========      =========      =========      =========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002

                        CONSOLIDATING STATEMENT OF INCOME
                      For the Year Ended December 31, 2001
                             (Dollars in thousands)
                                   (Unaudited)


                                                      Amscan
                                                   Holdings and     Combined
                                                     Combined         Non-
                                                    Guarantors     Guarantors   Eliminations   Consolidated
                                                    ----------     ----------   ------------   ------------

Net sales .....................................     $ 321,327      $  45,380     $ (21,524)     $ 345,183
Cost of sales .................................       214,505         31,751       (21,220)       225,036
                                                    ---------      ---------     ---------      ---------
         Gross profit .........................       106,822         13,629          (304)       120,147
Operating expenses:
    Selling expenses ..........................        26,355          5,059                       31,414
    General and administrative expenses .......        28,728          5,972        (1,383)        33,317
    Provision for doubtful accounts ...........         3,582            176                        3,758
    Art and development costs .................         8,772                                       8,772
                                                    ---------      ---------     ---------      ---------
         Income from operations ...............        39,385          2,422         1,079         42,886
Interest expense, net .........................        23,442            627                       24,069
Other (income) expense, net ...................        (2,611)            61         2,574             24
                                                    ---------      ---------     ---------      ---------
         Income before income taxes
           and minority interests .............        18,554          1,734        (1,495)        18,793
Income tax expense ............................         6,948            475                        7,423
Minority interests ............................                           68                           68
                                                    ---------      ---------     ---------      ---------
         Net income ...........................        11,606          1,191        (1,495)        11,302
         Dividend on redeemable convertible
            preferred stock ...................           270                                         270
                                                    ---------      ---------     ---------      ---------
         Net income applicable to common shares     $  11,336      $   1,191     $  (1,495)     $  11,032
                                                    =========      =========     =========      =========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002

                        CONSOLIDATING STATEMENT OF INCOME
                      For the Year Ended December 31, 2000
                             (Dollars in thousands)
                                   (Unaudited)


                                              Amscan
                                           Holdings and    Combined
                                             Combined        Non-
                                            Guarantors    Guarantors    Eliminations  Consolidated
                                            ----------    ----------    ------------  ------------

Net sales .............................     $ 299,647      $  43,913     $ (20,076)     $ 323,484
Cost of sales .........................       198,582         28,399       (20,109)       206,872
                                            ---------      ---------     ---------      ---------
         Gross profit .................       101,065         15,514            33        116,612
Operating expenses:
    Selling expenses ..................        23,066          5,512                       28,578
    General and administrative expenses        27,014          5,136          (192)        31,958
    Provision for doubtful accounts ...         6,896            237                        7,133
    Art and development costs .........         8,453                                       8,453
    Restructuring charges .............           500                                         500
                                            ---------      ---------     ---------      ---------
         Income from operations .......        35,136          4,629           225         39,990
Interest expense, net .................        25,725            630                       26,355
Other (income) expense, net ...........        (2,642)           393         2,345             96
                                            ---------      ---------     ---------      ---------
         Income before income taxes
           and minority interests .....        12,053          3,606        (2,120)        13,539
Income tax expense ....................         3,970          1,378                        5,348
Minority interests ....................                           75                           75
                                            ---------      ---------     ---------      ---------
         Net income ...................     $   8,083      $   2,153     $  (2,120)     $   8,116
                                            =========      =========     =========      =========

                             AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                               December 31, 2002

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 2002
                             (Dollars in thousands)
                                   (Unaudited)


                                                                         Amscan Holdings   Combined
                                                                          and Combined       Non-
                                                                           Guarantors     Guarantors    Eliminations   Consolidated
                                                                           ----------     ----------    ------------   ------------

Cash flows from operating activities:
  Net income (loss) ..................................................     $  16,547      $  (1,416)     $   1,334      $  16,465
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization ..................................        13,443            519                        13,962
      Amortization of deferred financing costs .......................         1,202                                        1,202
      (Gain) loss on disposal of property, plant and equipment .......          (348)            94                          (254)
      Provision for doubtful accounts ................................         2,147            861                         3,008
      Write-off of deferred financing costs ..........................         1,460                                        1,460
      Amortization of restricted Common Stock awards .................           236                                          236
      Deferred income tax provision (benefit) ........................         5,013           (144)                        4,869
      Changes in operating assets and liabilities, net of acquisition:
           Increase in accounts receivable ...........................        (4,528)        (3,406)                       (7,934)
           (Increase) decrease in inventories ........................       (13,710)        (1,817)           136        (15,391)
           (Increase) decrease in prepaid expenses, other
              current assets and other, net ..........................        (4,949)         4,338         (1,416)        (2,027)
           Increase (decrease) in accounts payable, accrued
              expenses and income taxes payable ......................         3,665          1,122            (54)         4,733
                                                                           ---------      ---------      ---------      ---------
           Net cash provided by operating activities .................        20,178            151           --           20,329

Cash flows from investing activities:
  Cash paid in connection with acquisition ...........................       (13,548)                                     (13,548)
  Capital expenditures ...............................................       (17,248)          (464)                      (17,712)
  Proceeds from disposal of property, plant and equipment ............           481             49                           530
                                                                           ---------      ---------      ---------      ---------
           Net cash used in investing activities .....................       (30,315)          (415)                      (30,730)

Cash flows from financing activities:
  Proceeds from loans, notes payable and long-term obligations, net of
     debt issuance costs (including original issue discount) of $6,032       163,968                                      163,968
  Repayment of loans, notes payable and long-term obligations ........      (152,198)          (153)                     (152,351)
  Loans to officers under notes ......................................          (200)                                        (200)
                                                                           ---------      ---------      ---------      ---------
           Net cash provided by (used in) financing activities .......        11,570           (153)                       11,417
Effect of exchange rate changes on cash and cash equivalents .........           (10)           378                           368
                                                                           ---------      ---------      ---------      ---------
           Net increase (decrease) in cash and cash equivalents ......         1,423            (39)                        1,384
Cash and cash equivalents at beginning of year .......................            60            956                         1,016
                                                                           ---------      ---------      ---------      ---------
Cash and cash equivalents at end of year .............................     $   1,483      $     917      $    --        $   2,400
                                                                           =========      =========      =========      =========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 2001
                             (Dollars in thousands)
                                   (Unaudited)



                                                                    Amscan Holdings   Combined
                                                                      and Combined       Non-
                                                                       Guarantors     Guarantors   Eliminations  Consolidated
                                                                       ----------     ----------   ------------  ------------

Cash flows from operating activities:
  Net income ......................................................     $ 11,606      $  1,191      $ (1,495)     $ 11,302
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ...............................       14,863           605                      15,468
      Amortization of deferred financing costs ....................          998                                       998
      Loss (gain) on disposal of property, plant and equipment ....            7           (20)                        (13)
      Provision for doubtful accounts .............................        3,582           176                       3,758
      Amortization of restricted Common Stock award ...............          260                                       260
      Deferred income tax provision ...............................        1,543            77                       1,620
      Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable .............       (6,165)            3                      (6,162)
           (Increase) decrease in inventories .....................         (142)       (1,396)          304        (1,234)
           (Increase) decrease in prepaid expenses, other
              current assets and other, net .......................       (5,967)          588         1,191        (4,188)
           Increase (decrease) in accounts payable, accrued
             expenses and income taxes payable ....................        4,801          (358)                      4,443
                                                                        --------      --------      --------      --------
           Net cash provided by operating activities ..............       25,386           866          --          26,252

Cash flows from investing activities:
  Capital expenditures ............................................      (37,033)         (446)                    (37,479)
  Proceeds from disposal of property, plant and equipment .........            3            52                          55
                                                                        --------      --------      --------      --------
           Net cash used in investing activities ..................      (37,030)         (394)                    (37,424)

Cash flows from financing activities:
  Proceeds from issuance of redeemable convertible preferred stock         6,000                                     6,000
  Proceeds from the exercise of Common Stock options ..............           41                                        41
  Proceeds from loans, notes payable and long-term obligations, net
     of debt issuance costs of $557 ...............................       19,443                                    19,443
  Repayment of loans, notes payable and long-term obligations .....      (13,341)         (154)                    (13,495)
  Loans to officers under notes ...................................         (953)                                     (953)
  Other ...........................................................          (42)          (24)                        (66)
                                                                        --------      --------      --------      --------
           Net cash provided by (used in) financing activities ....       11,148          (178)                     10,970
Effect of exchange rate changes on cash and cash equivalents ......          (48)         (203)                       (251)
                                                                        --------      --------      --------      --------
           Net (decrease) increase in cash and cash equivalents ...         (544)           91                        (453)
Cash and cash equivalents at beginning of year ....................          604           865                       1,469
                                                                        --------      --------      --------      --------
Cash and cash equivalents at end of year ..........................     $     60      $    956      $   --        $  1,016
                                                                        ========      ========      ========      ========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2002

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 2000
                             (Dollars in thousands)
                                   (Unaudited)


                                                                  Amscan Holdings  Combined
                                                                   and Combined      Non-
                                                                    Guarantors    Guarantors    Eliminations  Consolidated
                                                                    ----------    ----------    ------------  ------------

Cash flows from operating activities:
  Net income ...................................................     $  8,191      $  2,153      $ (2,228)     $  8,116
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ............................       13,940           547                      14,487
      Amortization of deferred financing costs .................          902                                       902
      Loss (gain) on disposal of property, plant and equipment              8           (17)                         (9)
      Provision for doubtful accounts ..........................        6,896           237                       7,133
      Amortization of restricted Common Stock award ............           51                                        51
      Deferred income tax provision ............................        1,761                                     1,761
      Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable ..........      (14,553)        1,658                     (12,895)
           (Increase) decrease in inventories ..................      (12,220)          (93)          (33)      (12,346)
           Decrease (increase) in prepaid expenses, other
              current assets and other, net ....................        2,726        (1,377)        2,261         3,610
           Increase (decrease) in accounts payable, accrued
              expenses and income taxes payable ................       10,160        (1,091)                      9,069
                                                                     --------      --------      --------      --------
           Net cash provided by operating activities ...........       17,862         2,017          --          19,879

Cash flows from investing activities:
  Capital expenditures .........................................      (18,092)         (484)                    (18,576)
  Proceeds from disposal of property, plant and equipment ......            9            92                         101
                                                                     --------      --------      --------      --------
           Net cash used in investing activities ...............      (18,083)         (392)                    (18,475)

Cash flows from financing activities:
  Proceeds from the exercise of Common Stock options ...........            8                                         8
  Proceeds from loans, notes payable and long-term obligations          5,750          (103)                      5,647
  Repayment of loans, notes payable and long-term obligations          (4,738)         (146)                     (4,884)
  Loans to officers under notes ................................         (621)                                     (621)
  Other ........................................................          484          (389)                         95
                                                                     --------      --------      --------      --------
           Net cash provided by (used in) financing activities            883          (638)                        245
Effect of exchange rate changes on cash and cash equivalents ...         (193)         (836)                     (1,029)
                                                                     --------      --------      --------      --------
            Net increase in cash and cash equivalents ..........          469           151                         620
Cash and cash equivalents at beginning of year .................          141           708                         849
                                                                     --------      --------      --------      --------
Cash and cash equivalents at end of year .......................     $    610      $    859      $   --        $  1,469
                                                                     ========      ========      ========      ========

                                   SCHEDULE II
                              AMSCAN HOLDINGS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 2002, 2001 and 2000
                             (Dollars in thousands)


                                     Beginning                                Ending
                                      Balance     Write-offs    Additions     Balance
                                      -------     ----------    ---------     -------
Allowance for Doubtful Accounts:
    For the year ended:
       December 31, 2000 .......       $6,172       $8,059       $7,133       $5,246
       December 31, 2001 .......        5,246        5,067        3,758        3,937
       December 31, 2002 .......        3,937        1,818        3,008        5,127

                                     Beginning                                Ending
                                      Balance     Write-offs    Additions     Balance
                                      -------     ----------    ---------     -------
Inventory Reserves:
    For the year ended:
       December 31, 2000 .......       $2,029       $1,075       $1,478       $2,432
       December 31, 2001 .......        2,432          722        1,596        3,306
       December 31, 2002 .......        3,306        1,187        1,259        3,378