Form 10-Q
period 2003-03-31
AMSCAN HOLDINGS INC
filed 2003-05-15
CIK 1024729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 F O R M  10 - Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 000-21827
                      ----------

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

As of May 15, 2003, 1,239.92 shares of Registrant's common stock, par value $0.10 ("Common Stock"), were outstanding.

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-Q

                                 March 31, 2003

                                Table of Contents



                                   Part I                                  Page
                                   ------                                  ----

 Item 1    Financial Statements  (Unaudited)

           Consolidated Balance Sheets at March 31, 2003 and
               December 31, 2002...........................................   3

           Consolidated Statements of Income for the Three Months Ended
               March 31, 2003 and 2002.....................................   4

           Consolidated Statement of Stockholders' Deficit for the
               Three Months Ended March 31, 2003...........................   5

           Consolidated Statements of Cash Flows for the Three
                Months Ended March 31, 2003 and 2002.......................   6

           Notes to Consolidated Financial Statements......................   8

 Item 2    Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................  22

 Item 3    Quantitative and Qualitative Disclosures About Market Risk .....  26

 Item 4    Controls and Procedures.........................................  27


                                     Part II
                                     -------

 Item 6    Exhibits and Reports on Form 8-K................................  27

 Signature ................................................................  28

 Certification by Chief Executive Officer..................................  29

 Certification by Chief Financial Officer..................................  30

                              AMSCAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts )

                                                                             March 31,     December 31,
                                                                               2003            2002
                                                                             ---------     ------------
                                                                            (Unaudited)       (Note)
                                     ASSETS
Current assets:
    Cash and cash equivalents .........................................     $   1,511      $   2,400
    Accounts receivable, net of allowances ............................        84,998         74,247
    Inventories, net of allowances ....................................        91,640         93,890
    Prepaid expenses and other current assets .........................        17,517         15,233
                                                                            ---------      ---------
         Total current assets .........................................       195,666        185,770
Property, plant and equipment, net ....................................        99,760        100,304
Goodwill, net .........................................................        72,013         74,251
Notes receivable from officers ........................................         1,960          1,942
Other assets, net .....................................................         9,602         10,230
                                                                            ---------      ---------
         Total assets .................................................     $ 379,001      $ 372,497
                                                                            =========      =========

      LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND COMMON STOCK
                         AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Short-term obligations ............................................     $   9,500      $    --
    Accounts payable ..................................................        32,124         39,245
    Accrued expenses ..................................................        24,669         21,524
    Income taxes payable ..............................................         3,648          2,525
    Current portion of long-term obligations ..........................         3,191          3,220
                                                                            ---------      ---------
         Total current liabilities ....................................        73,132         66,514
Long-term obligations, excluding current portion ......................       294,611        295,420
Deferred income tax liabilities .......................................        14,817         17,360
Other .................................................................         2,247          2,317
                                                                            ---------      ---------
         Total liabilities ............................................       384,807        381,611

Redeemable convertible preferred stock ($0.10 par value; 100.00 shares
    authorized; 44.94 and 42.40 shares issued and outstanding) ........         6,742          6,646
Redeemable Common Stock ...............................................        30,523         30,523

Commitments and Contingencies

Stockholders' deficit:
    Common Stock ($0.10 par value; 3,000.00 shares authorized;
        1,233.27 shares issued and outstanding) .......................          --             --
    Additional paid-in capital ........................................        14,718         14,814
    Unamortized restricted Common Stock awards, net ...................          (278)          (323)
    Notes receivable from stockholders ................................          (649)          (638)
    Deficit ...........................................................       (54,089)       (57,551)
    Accumulated other comprehensive loss ..............................        (2,773)        (2,585)
                                                                            ---------      ---------
         Total stockholders' deficit ..................................       (43,071)       (46,283)
                                                                            ---------      ---------
         Total liabilities, redeemable convertible preferred and Common
           Stock and stockholders' deficit ............................     $ 379,001      $ 372,497
                                                                            =========      =========

     Note: The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)


                                                                      Three Months
                                                                          Ended
                                                                         March 31,
                                                                  ----------------------
                                                                    2003          2002
                                                                  --------      --------
Net sales ...................................................     $ 99,844      $ 95,908
Cost of sales ...............................................       66,969        61,676
                                                                  --------      --------
         Gross profit .......................................       32,875        34,232
Operating expenses:
   Selling expenses .........................................        9,142         8,179
   General and administrative expenses ......................        8,506         8,151
   Art and development costs ................................        2,537         2,276
   Restructuring charges ....................................          316
                                                                  --------      --------
         Total operating expenses ...........................       20,501        18,606
                                                                  --------      --------
         Income from operations .............................       12,374        15,626
Interest expense, net .......................................        6,644         5,490
Other income, net ...........................................          (18)          (70)
                                                                  --------      --------
         Income before income taxes and minority interests ..        5,748        10,206
Income tax expense ..........................................        2,271         4,031
Minority interests ..........................................           15           (56)
                                                                  --------      --------
         Net income .........................................        3,462         6,231
         Dividend on redeemable convertible preferred
               stock ........................................           96            90
                                                                  --------      --------
         Net income applicable to common shares .............     $  3,366      $  6,141
                                                                  ========      ========


          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                        Three Months Ended March 31, 2003
                             (Dollars in thousands)
                                   (Unaudited)


                                                                     Unamortized
                                                                     Restricted
                                                  Common               Common      Notes                  Accumulated
                                                  Stock    Additional   Stock     Receivable                 Other
                                         Common     Par      Paid-in   Awards,      from                 Comprehensive
                                         Shares    Value     Capital     Net     Stockholders  Deficit       Loss        Total
                                         ------    -----     -------     ---     ------------  -------       ----        -----

Balance at December 31, 2002 .....      1,233.27    $--     $14,814     $(323)      $(638)    $(57,551)    $(2,585)    $(46,283)

  Net income .....................                                                               3,462                    3,462
  Net change in cumulative
    translation adjustment .......                                                                            (123)        (123)
  Change in fair value of
     available-for-sale
     investment, net of taxes ....                                                                             (81)         (81)
  Change in fair value of interest
     rate swap and foreign
     exchange contracts, net of
     taxes ........................                                                                             16           16
                                                                                                                       --------
      Comprehensive income .......                                                                                        3,274

  Redeemable convertible
    preferred stock dividend .....                               (96)                                                       (96)
  Amortization of restricted
    Common Stock awards ..........                                         45                                                45

   Accretion of interest income on
    notes receivable from
    stockholders .................                                                    (11)                                  (11)
                                      ----------    -----   --------    -----       -----     --------     -------     --------

Balance at March 31, 2003 ........      1,233.27    $--      $14,718    $(278)      $(649)    $(54,089)    $(2,773)    $(43,071)
                                      ==========    ===      =======     =====       =====     ========     =======     ========

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                          2003          2002
                                                                                        --------      --------
Cash flows from operating activities:
   Net income .....................................................................     $  3,462      $  6,231
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization ...............................................        3,976         3,148
      Amortization of deferred financing costs ....................................          479           267
      Amortization of restricted Common Stock awards ..............................           45            59
      Provision for doubtful accounts .............................................          604           603
      Deferred income tax (benefit) expense .......................................         (402)        1,393
      Loss on disposal of equipment ...............................................           22
      Changes in operating assets and liabilities, net of acquisition:
         Increase in accounts receivable ..........................................      (11,355)      (14,350)
         Decrease in inventories ..................................................        2,250         1,324
         Increase in prepaid expenses and other current assets ....................       (2,144)       (4,716)
         (Decrease) increase in accounts payable, accrued expenses and income taxes
            payable ...............................................................       (2,932)        3,853
      Other, net ..................................................................           23          (162)
                                                                                        --------      --------
         Net cash used in operating activities ....................................       (5,972)       (2,350)

Cash flows from investing activities:
   Cash paid in connection with acquisition .......................................                    (13,289)
   Capital expenditures ...........................................................       (3,408)       (4,107)
   Proceeds from disposal of property and equipment ...............................            3
                                                                                        --------      --------
         Net cash used in investing activities ....................................       (3,405)      (17,396)

Cash flows from financing activities:
   Proceeds from short-term obligations ...........................................        9,500        21,550
   Repayment of loans, notes payable and long-term obligations ....................         (938)         (831)
                                                                                        --------      --------
         Net cash provided by financing activities ................................        8,562        20,719
Effect of exchange rate changes on cash and cash equivalents ......................          (74)         (102)
                                                                                        --------      --------
         Net (decrease) increase in cash and cash equivalents .....................         (889)          871
Cash and cash equivalents at beginning of period ..................................        2,400         1,016
                                                                                        --------      --------
Cash and cash equivalents at end of period ........................................     $  1,511      $  1,887
                                                                                        ========      ========
Supplemental Disclosures:
         Interest paid ............................................................     $  2,359      $  2,370
         Income taxes paid ........................................................     $  1,479      $    495

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

     In February 2002, the Company issued 96.774 shares of its Common Stock, at a value of $155 per share, to American Greetings Corporation in connection with the acquisition of M&D Industries, Inc., formerly known as M&D Balloons, Inc. ("M&D Industries") (see Note 10).

     There were no capital lease obligations recorded during the three months ended March 31, 2003 or 2002.




          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

         Amscan Holdings, Inc. ("Amscan Holdings" and, together with its subsidiaries, "Amscan," "AHI" or the "Company") was incorporated on October 3, 1996 for the purpose of becoming the holding company for Amscan Inc. and certain affiliated entities. AHI designs, manufactures, contracts for manufacture and distributes party goods, including metallic balloons, gifts and stationery, principally in North America, South America, Europe, Asia and Australia.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Amscan Holdings and majority-owned and controlled entities. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The results of operations may be affected by seasonal factors such as the timing of holidays or industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in Amscan Holdings' Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.


NOTE 3 - INVENTORIES

         Inventories consisted of the following (dollars in thousands):

                                                         March 31,  December 31,
                                                           2003         2002
                                                         --------     --------
Finished goods .....................................     $ 78,725     $ 80,783
Raw materials ......................................        8,859        8,763
Work-in-process ....................................        7,497        7,722
                                                         --------     --------
                                                           95,081       97,268
Less: reserve for slow moving and obsolete inventory       (3,441)      (3,378)
                                                         --------     --------
                                                         $ 91,640     $ 93,890
                                                         ========     ========

         Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market.


NOTE 4 - INCOME TAXES

         The consolidated income tax expense for the three months ended March 31, 2003 and 2002 was determined based upon estimates of the Company's consolidated effective income tax rates for the year ending December 31, 2003 and the year ended December 31, 2002. The differences between the consolidated effective income tax rate and the U.S. Federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

          Comprehensive   income   consisted  of  the   following   (dollars  in
thousands):

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                                   2003         2002
                                                                                 -------      -------
Net income .................................................................     $ 3,462      $ 6,231
Net change in cumulative translation adjustment ............................        (123)        (213)
Change in fair value of available-for-sale investment, net of taxes of $(53)         (81)
Change in fair value of the Company's interest rate swap contract, net of
   taxes of $6, and $(43), respectively ....................................           9          (67)
Change in fair value of the Company's foreign exchange contracts, net of
   taxes of $4 and $87, respectively .......................................           7          134
                                                                                 -------      -------
                                                                                 $ 3,274      $ 6,085
                                                                                 =======      =======

         Accumulated  other   comprehensive  loss  consisted  of  the  following
(dollars in thousands):

                                                                              March 31,  December 31,
                                                                                2003         2002
                                                                              -------      -------
Cumulative translation adjustment .......................................     $(1,598)     $(1,475)
 Unrealized loss on available for sale investment, net of taxes of $(53).         (81)
Interest rate swap contract qualifying as a hedge, net of taxes of $(415)
   and $(421), respectively .............................................        (635)        (644)
Foreign exchange contracts qualifying as hedges, net of taxes of $(300)
   and $(305), respectively .............................................        (459)        (466)
                                                                              -------      -------
                                                                              $(2,773)     $(2,585)
                                                                              =======      =======


NOTE 6 - CAPITAL STOCK

         At March 31, 2003 and December 31, 2002, issued and outstanding shares of Common Stock totaled 1,233.27, of which 196.92 fully paid and vested shares were held by current and former employees of the Company. Under the terms of the stockholders' agreement ("Stockholders' Agreement"), the Company can be required to purchase all of the shares held by an employee stockholder for a period of one year after the employee's death or three months after their disability, at a price determined by a market valuation, or for a period of three months following termination of employment by the Company, at the lower of the share's cost, as defined, or the market valuation. All common shares subject to such put provisions are recorded as redeemable Common Stock, at the estimated market value of the stock, with a corresponding adjustment to stockholders' deficit. On January 10, 2003, an executive officer of a wholly-owned subsidiary, owning 120 shares of the Company's Common Stock, terminated his employment with the Company and, on April 9, 2003, the former officer exercised options to purchase an additional 6.648 shares of the Company's Common Stock at $125,000 per share or for $831,000. On April 10, 2003, the former officer's right to put the 120 shares of Common Stock back to the Company expired and, as a result, the Company recorded a decrease in redeemable Common Stock and a decrease in stockholders' deficit of $18,600,000 (a $12,600,000 increase in additional paid-in capital and a $6,000,000 decrease in accumulated deficit) in April 2003. The former officer's right to put the remaining 6.648 shares back to the Company expires in July 2003.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


         At March 31, 2003 and December 31, 2002, 6.38 shares of Common Stock (the "Restricted Stock") were held by the Company's President and its Executive Vice President subject to the vesting provisions of their employment agreements. The Restricted Stock held by the President and the Executive Vice President will vest in June 2003 and December 2004, respectively. During the three months ended March 31, 2003 and 2002, the Company recorded the amortization of Restricted Stock of $45,000 and $59,000, respectively, as compensation expense, which is included in general and administrative expenses in the Company's consolidated statements of income.

         At March 31, 2003, the Company held notes receivable from a former officer and a current officer of $624,000 and $25,000, respectively. At December 31, 2002, the Company held notes receivable from a former officer and a current officer totaling $638,000. These notes arose in connection with the issuance of shares of Common Stock to the officers. The notes held at March 31, 2003 bear interest at 6.65% and LIBOR plus 2% and mature in March 2009 and January 2004, respectively. The notes receivable are shown on the consolidated balance sheets as an increase in stockholders' deficit.

         In February 2002, the Company issued 96.774 shares of its Common Stock, at a value of $155,000 per share, to American Greetings Corporation ("American Greetings") in connection with the acquisition of M&D Industries (see Note 10).

         In September 1998, the Company issued warrants to purchase 10.0 shares of Common Stock at $125,000 per share in connection with the acquisition of all the capital stock of Anagram. The warrants, which were valued at $225,000 and were fully exercisable upon issuance, expire on September 17, 2008 and were included as a cost of the acquisition of Anagram.

         On March 30, 2001, the Board of Directors authorized 500 shares of preferred stock, $0.10 par value, and designated 100 shares as Series A
Redeemable Convertible Preferred Stock ("Series A Redeemable Convertible Preferred Stock"). Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co. (collectively, "GSCP") for proceeds of $6,000,000. Dividends are cumulative and payable annually, at 6% per annum. On March 30, 2003 and 2002, the annual dividend was distributed in additional shares of Series A Redeemable Convertible Preferred Stock. Dividends payable on or prior to March 30, 2004, are payable in additional shares of Series A Redeemable Convertible Preferred Stock. Subsequent to March 30, 2004, dividends are payable, at the option of the Company, either in cash or additional shares of Series A Redeemable Convertible Preferred Stock.

         Each share of Series A Redeemable Convertible Preferred Stock is convertible at the option of the holder, at any time, into one share of Common Stock of the Company, $0.10 par value, subject to adjustment for the effects of subsequent Common Stock splits or stock dividends.

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


NOTE 7 - SEGMENT INFORMATION

Industry Segments
-----------------
         The Company manages its operations as one industry segment which involves the design, manufacture, contract for manufacture and distribution of party goods, including metallic balloons, gifts, and stationery.

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

         The  Company's   geographic  area  data  are  as  follows  (dollars  in
thousands):

                                                      Domestic       Foreign    Eliminations   Consolidated
                                                      --------       -------    ------------   ------------
Three Months Ended March 31, 2003
Sales to unaffiliated customers .................     $  87,030     $  12,814                   $  99,844
Sales between geographic areas ..................         4,523                   $ (4,523)          --
                                                      ---------     ---------     --------      ---------
Net sales .......................................     $  91,553     $  12,814     $ (4,523)     $  99,844
                                                      =========     =========     ========      =========

Income from operations ..........................     $  11,983     $     124     $    267      $  12,374
                                                      =========     =========     ========
Interest expense, net ...........................                                                   6,644
Other income, net ...............................                                                     (18)
                                                                                                ---------
Income before income taxes and minority interests                                               $   5,748
                                                                                                =========

Long-lived assets, net at March 31, 2003 ........     $ 175,413     $   7,922                   $ 183,335
                                                      =========     =========                   =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


                                                      Domestic        Foreign    Eliminations   Consolidated
                                                      --------        -------    ------------   ------------
Three Months Ended March 31, 2002
Sales to unaffiliated customers .................     $  83,792     $   12,116                   $  95,908
Sales between geographic areas ..................         5,282                    $ (5,282)          --
                                                      ---------     ----------     --------      ---------
Net sales .......................................     $  89,074     $   12,116     $ (5,282)     $  95,908
                                                      =========     ==========     ========      =========

Income (loss) from operations ...................     $  15,350     $      (34)    $    310      $  15,626
                                                      ==========    ==========     ========
Interest expense, net ...........................                                                    5,490
Other income, net ...............................                                                      (70)
                                                                                                 ---------
Income before income taxes and minority interests                                                $  10,206
                                                                                                 =========

Long-lived assets, net at March 31, 2002 ........     $ 173,750     $    6,421                   $ 180,171
                                                      ==========    ==========                   =========


NOTE 8 - LEGAL PROCEEDINGS

         The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.


NOTE 9 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

         In July 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated With Exit or Disposal Activities" ("SFAS No. 146") was issued. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (" EITF No. 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date an entity committed to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

         In November 2002, the Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34," ("FIN No. 45") was issued. FIN No. 45 clarifies requirements relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 requires that upon issuance of a guarantee, companies recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN No. 45 became effective commencing in the fourth quarter of 2002. The recognition requirements of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN No. 46"). The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("VIE's") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The consolidation provisions of FIN No. 46 apply immediately to variable interests in VIE's created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 (July 1, 2003 for calendar year-end companies) to VIE's in which an enterprise that is a public company holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of this interpretation to have a material effect on the consolidated financial statements.

         Other  pronouncements   issued  by  the  FASB  or  other  authoritative
accounting   standards  groups  with  future  effective  dates  are  either  not applicable or not significant to the financial statements of the Company.


NOTE 10-ACQUISITION

         On February 19, 2002, the Company purchased all of the outstanding common stock of M&D Industries, a Manteno, Illinois-based manufacturer of metallic and plastic balloons, from American Greetings for $27,500,000 plus certain other related costs of $1,048,000. The Company financed the acquisition by borrowing $13,289,000 in the first quarter of 2002 (and an additional $259,000 in the second quarter of 2002) under its revolving credit facility and issuing 96.774 shares of its Common Stock to American Greetings. The Company purchased M&D Industries to supplement its existing balloon operations. American Greetings continues to distribute metallic balloons under a supply agreement with the Company. The acquisition has been accounted for under the provisions of SFAS No. 141, "Business Combinations," and, accordingly, the operating results of M&D Industries have been included in the Company's consolidated financial statements since the date of acquisition.

         The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of acquisition. Such allocations were based on studies and valuations. The excess of the purchase price over tangible net assets acquired has been allocated to intangible assets consisting of licensing agreements in the amount of $1,070,000, which are being amortized using the straight-line method over the lives of the contracts (one to three years with an average life of 2.7 years), and goodwill in the amount of $15,606,000, which is not being amortized. The transaction was structured as a purchase of common stock and, accordingly, the amortization of intangible assets is not deductible for income tax purposes.

         The following unaudited pro forma information assumes the M&D Industries acquisition had occurred on January 1, 2002. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the transaction occurred on January 1, 2002, nor is it necessarily indicative of the Company's future results (dollars in thousands):

                                           Three Months Ended
                                             March 31, 2002
                                             --------------
          Net sales.................            $100,015
          Net income................               6,624

         The net income amount reflects adjustments for interest expense from additional borrowings necessary to finance the acquisition and amortization of other intangible assets and income tax effects based upon a pro forma effective tax rate of 39.5%. The pro forma information gives effect only to the adjustments described above and does not reflect management's estimate of any anticipated cost savings or other benefits as a result of the acquisition.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

         During the three months ended March 31, 2003 and 2002, the Company sold $615,000 and $959,000, respectively, of metallic balloons and other party goods to American Greetings. Trade accounts receivable from American Greetings at March 31, 2003 and December 31, 2002 were $547,000 and $2,632,000, respectively.


NOTE 11 - RESTRUCTURING CHARGES

         During the three  months  ended March 31,  2003,  the Company  incurred charges of $316,000 resulting from the consolidation of the domestic distribution operations which may result in additional restructuring charges in subsequent periods.


NOTE 12 - STOCK OPTION PLAN

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

         Had the Company determined stock-based compensation based on the fair value of the options granted at the grant date, consistent with the method prescribed under SFAS No. 123, the Company's net income would have been reduced to amounts indicated below (dollars in thousands):
                                                                 Three Months
                                                                Ended March 31,
                                                                2003       2002
                                                               ------     ------
Net income:
         As reported .....................................     $3,462     $6,231
         Less: Total stock-based employee compensation
             expense determined under the fair value based
             method for all awards, net of tax of $30 and
             $84, respectively ...........................         46        129
                                                               ------     ------
         SFAS No. 123 pro forma net income ...............     $3,416     $6,102
                                                               ======     ======


NOTE 13 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         On December 20, 2002, Amscan amended and restated its credit facility with various lenders (the "Lenders"), and with Goldman Sachs Credit Partners L.P. as sole lead arranger, sole bookrunner and syndication agent. Under the terms of the Second Amended and Restated Credit and Guaranty Agreement (the "Credit Agreement") the Lenders agreed to amend and restate the Company's then existing bank credit agreements (the "Bank Credit Facilities") in their entirety and to provide a $200,000,000 senior secured facility consisting of a $170,000,000 term loan (the "Term Loan") and up to $30,000,000 aggregate principal amount of revolving loans (the "Revolver"). The proceeds of the

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

Term Loan were used to redesignate and replace the Company's AXEL term loan and revolver borrowings existing under the Bank Credit Facilities at the closing date and to pay certain fees and expenses associated with the refinancing.

         On December 19, 1997, the Company also issued $110,000,000 aggregate principal amount of 9.875% senior subordinated notes (the `Notes") due in December 2007.

         The repayment of the Notes and borrowings under the Credit Agreement are guaranteed jointly and severally, fully and unconditionally, by the following wholly-owned domestic subsidiaries of the Company (the "Guarantors"):

     o   Amscan Inc.
     o   Trisar, Inc.
     o   Am-Source, LLC
     o   Anagram International, Inc.
     o   Anagram International Holdings, Inc.
     o   Anagram International, LLC
     o   M&D Industries, Inc.
     o   SSY Realty Corp.
     o   JCS Realty Corp.
     o   Anagram Eden Prairie Property Holdings LLC

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

         The following information presents consolidating balance sheets as of March 31, 2003 and December 31, 2002, and the related consolidating statements of income and consolidating statements of cash flows for the three months ended March 31, 2003 and 2002 for the combined Guarantors and the combined Non-guarantors and elimination entries necessary to consolidate the entities comprising the combined companies.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                           CONSOLIDATING BALANCE SHEET
                                 March 31, 2003
                             (Dollars in thousands)

                                                         Amscan
                                                      Holdings and      Combined
                                                        Combined          Non-
                                                       Guarantors      Guarantors    Eliminations   Consolidated
                                                       ----------      ----------    ------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents ...................      $     752       $    759                      $   1,511
     Accounts receivable, net of allowances ......         72,422         12,576                         84,998
     Inventories, net of allowances ..............         81,321         11,259       $   (940)         91,640
     Prepaid expenses and other current assets ...         15,112          2,918           (513)         17,517
                                                        ---------       --------       --------       ---------
     Total current assets ........................        169,607         27,512         (1,453)        195,666
Property, plant and equipment, net ...............         98,159          1,601                         99,760
Goodwill, net ....................................         66,455          5,558                         72,013
Notes receivable from officers ...................          1,960                                         1,960
Other assets, net ................................         35,010          1,059        (26,467)          9,602
                                                        ---------       --------       --------       ---------
     Total assets ................................      $ 371,191       $ 35,730       $(27,920)      $ 379,001
                                                        =========       ========       ========       =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND COMMON STOCK
    AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Short-term obligations ......................      $   9,500       $   --                        $   9,500
     Accounts payable ............................         29,910          2,214                         32,124
     Accrued expenses ............................         18,967          5,702                         24,669
     Income taxes payable ........................          4,174                      $   (526)          3,648
     Current portion of long-term obligations ....          3,026            165                          3,191
                                                        ---------       --------       --------       ---------
     Total current liabilities ...................         65,577          8,081           (526)         73,132
Long-term obligations, excluding current portion .        294,510            101                        294,611
Deferred income tax liabilities ..................         14,817                                        14,817
Other ............................................          1,166         17,479        (16,398)          2,247
                                                        ---------       --------       --------       ---------
     Total liabilities ...........................        376,070         25,661        (16,924)        384,807

Redeemable convertible preferred stock ...........          6,742                                         6,742
Redeemable Common Stock ..........................         30,523                                        30,523

Commitments and Contingencies

Stockholders' (deficit) equity:
     Common Stock ................................                           339           (339)           --
     Additional paid-in capital ..................         14,718            658           (658)         14,718
     Unamortized restricted Common Stock
        awards, net ..............................           (278)                                         (278)
     Notes receivable from stockholders ..........           (649)                                         (649)
     (Deficit) retained earnings .................        (53,162)        11,101        (12,028)        (54,089)
     Accumulated other comprehensive loss ........         (2,773)        (2,029)         2,029          (2,773)
                                                        ---------       --------       --------       ---------
         Total stockholders' (deficit) equity ....        (42,144)        10,069        (10,996)        (43,071)
                                                        ---------       --------       --------       ---------
         Total liabilities, redeemable convertible
             preferred and Common Stock and
             stockholders' (deficit) equity ......      $ 371,191       $ 35,730       $(27,920)      $ 379,001
                                                        =========       ========       ========       =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                           CONSOLIDATING BALANCE SHEET
                                December 31, 2002
                             (Dollars in thousands)

                                                         Amscan
                                                      Holdings and     Combined
                                                        Combined         Non-
                                                       Guarantors      Guarantors    Eliminations   Consolidated
                                                       ----------      ----------    ------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents ...................      $   1,483       $    917                      $   2,400
     Accounts receivable, net of allowances ......         62,520         11,727                         74,247
     Inventories, net of allowances ..............         83,659         11,138       $   (907)         93,890
     Prepaid expenses and other current assets ...         13,411          2,280           (458)         15,233
                                                        ---------       --------       --------       ---------
     Total current assets ........................        161,073         26,062         (1,365)        185,770
Property, plant and equipment, net ...............         98,951          1,353                        100,304
Goodwill, net ....................................         68,611          5,640                         74,251
Notes receivable from officers ...................          1,942                                         1,942
Other assets, net ................................         34,788            627        (25,185)         10,230
                                                        ---------       --------       --------       ---------
     Total assets ................................      $ 365,365       $ 33,682       $(26,550)      $ 372,497
                                                        =========       ========       ========       =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND COMMON STOCK
    AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Short-term obligations ......................      $    --         $   --                        $    --
     Accounts payable ............................         37,813          1,432                         39,245
     Accrued expenses ............................         15,937          5,587                         21,524
     Income taxes payable ........................          3,037                      $   (512)          2,525
     Current portion of long-term obligations ....          3,052            168                          3,220
                                                        ---------       --------       --------       ---------
     Total current liabilities ...................         59,839          7,187           (512)         66,514
Long-term obligations, excluding current portion .        295,274            146                        295,420
Deferred income tax liabilities ..................         17,360                                        17,360
Other ............................................          1,153         16,052        (14,888)          2,317
                                                        ---------       --------       --------       ---------
Total liabilities ................................        373,626         23,385        (15,400)        381,611

Redeemable convertible preferred stock ...........          6,646                                         6,646
Redeemable Common Stock ..........................         30,523                                        30,523

Commitments and Contingencies

Stockholders' (deficit) equity:
     Common Stock ................................                           339           (339)           --
     Additional paid-in capital ..................         14,814            658           (658)         14,814
     Unamortized restricted Common Stock
        awards, net ..............................           (323)                                         (323)
     Notes receivable from stockholders ..........           (638)                                         (638)
     (Deficit) retained earnings .................        (56,698)        11,198        (12,051)        (57,551)
     Accumulated other comprehensive loss ........         (2,585)        (1,898)         1,898          (2,585)
                                                        ---------       --------       --------       ---------
         Total stockholders' (deficit) equity ....        (45,430)        10,297        (11,150)        (46,283)
                                                        ---------       --------       --------       ---------
         Total liabilities, redeemable convertible
             preferred and Common Stock and
             stockholders' (deficit) equity ......      $ 365,365       $ 33,682       $(26,550)      $ 372,497
                                                        =========       ========       ========       =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                        CONSOLIDATING STATEMENT OF INCOME
                    For the Three Months Ended March 31, 2003
                             (Dollars in thousands)



                                                     Amscan
                                                   Holdings and     Combined
                                                     Combined         Non-
                                                    Guarantors     Guarantors    Eliminations  Consolidated
                                                    ----------     ----------    ------------  ------------

Net sales .....................................      $ 91,553       $ 12,790       $(4,499)      $ 99,844
Cost of sales .................................        62,187          9,248        (4,466)        66,969
                                                     --------       --------       -------       --------
         Gross profit .........................        29,366          3,542           (33)        32,875
Operating expenses:
    Selling expenses ..........................         7,590          1,552                        9,142
    General and administrative expenses .......         6,940          1,866          (300)         8,506
    Art and development costs .................         2,537                                       2,537
    Restructuring charges .....................           316                                         316
                                                     --------       --------       -------       --------
         Total operating expenses .............        17,383          3,418          (300)        20,501
                                                     --------       --------       -------       --------
         Income from operations ...............        11,983            124           267         12,374
Interest expense, net .........................         6,483            161                        6,644
Other (income) expense, net ...................          (225)             4           203            (18)
                                                     --------       --------       -------       --------
         Income (loss) before income taxes and
           minority interests .................         5,725            (41)           64          5,748
Income tax expense (benefit) ..................         2,243             41           (13)         2,271
Minority interests ............................                           15                           15
                                                     --------       --------       -------       --------
         Net income (loss) ....................         3,482            (97)           77          3,462
         Dividend on redeemable convertible
            preferred stock ...................            96                                          96
                                                     --------       --------       -------       --------
         Net income (loss) applicable to common
            shares ............................      $  3,386       $    (97)      $    77       $  3,366
                                                     ========       ========       =======       ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                        CONSOLIDATING STATEMENT OF INCOME
                    For the Three Months Ended March 31, 2002
                             (Dollars in thousands)


                                                             Amscan
                                                          Holdings and     Combined
                                                            Combined         Non-
                                                           Guarantors     Guarantors   Eliminations   Consolidated
                                                           ----------     ----------   ------------   ------------

Net sales ............................................      $ 92,800       $ 12,116       $(9,008)      $ 95,908
Cost of sales ........................................        62,122          8,632        (9,078)        61,676
                                                            --------       --------       -------       --------
         Gross profit ................................        30,678          3,484            70         34,232
Operating expenses:
    Selling expenses .................................         6,704          1,475                        8,179
    General and administrative expenses ..............         6,348          2,043          (240)         8,151
    Art and development costs ........................         2,276                                       2,276
                                                            --------       --------       -------       --------
         Total operating expenses ....................        15,328          3,518          (240)        18,606
                                                            --------       --------       -------       --------
         Income (loss) from operations ...............        15,350            (34)          310         15,626
Interest expense, net ................................         5,331            159                        5,490
Other (income) expense, net ..........................          (183)            58            55            (70)
                                                            --------       --------       -------       --------
         Income (loss) before income taxes and
            minority interests .......................        10,202           (251)          255         10,206
Income tax expense (benefit) .........................         4,041            (10)                       4,031
Minority interests ...................................                          (56)                         (56)
                                                            --------       --------       -------       --------
         Net income (loss) ...........................         6,161           (185)          255          6,231
         Dividend on redeemable convertible preferred
            stock ....................................            90                                          90
                                                            --------       --------       -------       --------
         Net income (loss) applicable to common shares      $  6,071       $   (185)      $   255       $  6,141
                                                            ========       ========       =======       ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 2003
                             (Dollars in thousands)



                                                                           Amscan Holdings   Combined
                                                                            and Combined       Non-
                                                                             Guarantors     Guarantors   Eliminations  Consolidated
                                                                             ----------     ----------   ------------  ------------
Cash flows from operating activities:
    Net income (loss) ..................................................      $  3,482       $   (97)      $    77      $  3,462
    Adjustments to reconcile net income to net
      cash (used in) provided by operating activities:
        Depreciation and amortization ..................................         3,855           121                       3,976
        Amortization of deferred financing costs .......................           479                                       479
        Amortization of restricted Common Stock awards .................            45                                        45
        Provision for doubtful accounts ................................           457           147                         604
        Deferred income tax benefit ....................................          (402)                                     (402)
        Loss on disposal of equipment ..................................            15             7                          22
        Changes in operating assets and liabilities, net of acquisition:
                Increase in accounts receivable ........................       (10,359)         (996)                    (11,355)
                Decrease (increase) in inventories .....................         2,338          (121)           33         2,250
                Increase in prepaid expenses and other current
                   assets ..............................................        (1,561)         (583)                     (2,144)
                (Decrease) increase in accounts payable,
                   accrued expenses and income taxes payable ...........        (3,768)          849           (13)       (2,932)
         Other, net ....................................................          (903)        1,023           (97)           23
                                                                              --------       -------       -------      --------
                Net cash (used in) provided by operating activities ....        (6,322)          350          --          (5,972)

Cash flows from investing activities:
    Capital expenditures ...............................................        (3,028)         (380)                     (3,408)
    Proceeds from disposal of property and equipment ...................                           3                           3
                                                                              --------       -------       -------      --------
                Net cash used in investing activities ..................        (3,028)         (377)         --          (3,405)

Cash flows from financing activities:
    Proceeds from short-term obligations ...............................         9,500                                     9,500
    Repayment of loans, notes payable and long-term
         obligations ...................................................          (895)          (43)                       (938)
                                                                              --------       -------       -------      --------
                Net cash provided by (used in) financing activities ....         8,605           (43)         --           8,562
Effect of exchange rate changes on cash and cash equivalents ...........            14           (88)                        (74)
                                                                              --------       -------       -------      --------
                Net decrease in cash and cash equivalents ..............          (731)         (158)                       (889)
Cash and cash equivalents at beginning of period .......................         1,483           917                       2,400
                                                                              --------       -------       -------      --------
Cash and cash equivalents at end of period .............................      $    752       $   759       $  --        $  1,511
                                                                              ========       =======       =======      ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 2002
                             (Dollars in thousands)


                                                                       Amscan Holdings    Combined
                                                                        and Combined        Non-
                                                                         Guarantors      Guarantors   Eliminations   Consolidated
                                                                         ----------      ----------   ------------   ------------
Cash flows from operating activities:
    Net income (loss) ..............................................      $  6,161       $   (185)      $    255      $  6,231
    Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
        Depreciation and amortization ..............................         3,057             91                        3,148
        Amortization of deferred financing costs ...................           267                                         267
        Amortization of restricted Common Stock awards .............            59                                          59
        Provision for doubtful accounts ............................            70            533                          603
        Deferred income tax expense ................................         1,393                                       1,393
     Changes in operating assets and liabilities:
                Increase in accounts receivable ....................       (13,403)          (947)                     (14,350)
                Decrease (increase) in inventories .................         1,442            (48)           (70)        1,324
                Increase in prepaid expenses and other
                   current assets ..................................        (3,876)          (840)                      (4,716)
                Increase in accounts payable, accrued
                   expenses and income taxes payable ...............         3,383            470                        3,853
         Other, net ................................................        (1,459)         1,482           (185)         (162)
                                                                          --------       --------       --------      --------
               Net cash (used in) provided by operating activities .        (2,906)           556           --          (2,350)

Cash flows from investing activities:
    Cash paid in connection with acquisition .......................       (13,289)                                    (13,289)
    Capital expenditures ...........................................        (4,094)           (13)                      (4,107)
                                                                          --------       --------       --------      --------
                Net cash used in investing activities ..............       (17,383)           (13)          --         (17,396)

Cash flows from financing activities:
    Proceeds from short-term obligations ...........................        21,550                                      21,550
    Repayment of loans, notes payable and long-term
        obligations ................................................          (824)            (7)                        (831)
                                                                          --------       --------       --------      --------
               Net cash provided by (used in) financing activities .        20,726             (7)          --          20,719
                                                                          --------       --------       --------      --------
Effect of exchange rate changes on cash and cash equivalents .......           (73)           (29)                        (102)
                                                                          --------       --------       --------      --------
               Net increase in cash and cash equivalents ...........           364            507                          871
Cash and cash equivalents at beginning of period ...................            42            974                        1,016
                                                                          --------       --------       --------      --------
Cash and cash equivalents at end of period .........................      $    406       $  1,481       $   --        $  1,887
                                                                          ========       ========       ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Percentage of Net Sales
-----------------------

                                                              Three Months Ended
                                                              ------------------
                                                                   March 31,
                                                                   ---------
                                                                2003       2002
                                                               -----      -----
Net sales ..............................................       100.0%     100.0%
Cost of sales ..........................................        67.1       64.3
                                                               -----      -----
       Gross profit ....................................        32.9       35.7
Operating expenses:
    Selling expenses ...................................         9.2        8.5
    General and administrative expenses ................         8.5        8.5
    Art and development costs ..........................         2.5        2.4
    Restructuring charges ..............................         0.3
                                                               -----      -----
       Total operating expenses ........................        20.5       19.4
                                                               -----      -----
       Income from operations ..........................        12.4       16.3
Interest expense, net ..................................         6.6        5.7
Other income, net ......................................                   (0.1)
                                                               -----      -----
       Income before income taxes and minority interests         5.8       10.7
Income tax expense .....................................         2.3        4.2
Minority interests .....................................
                                                               -----      -----
       Net income ......................................         3.5%       6.5%
                                                               =====      =====

         Net sales of $99.8 million for the three months ended March 31, 2003 were $3.9 million higher than net sales for the three months ended March 31, 2002. Sales performance during the first quarter of 2003 was adversely affected by severe weather and general economic conditions resulting in a weak retail environment. Net sales for the three months ended March 31, 2003 included an 18.3% increase in net domestic sales of metallic balloons and flexible packaging, reflecting the February 2002 acquisition of M&D Industries, Inc., formerly known as M&D Balloons, Inc. ("M&D Industries") (see Liquidity and Capital Resources). In addition, net international sales reported for the first quarter of 2003 increased by 5.8%, principally as a result of foreign currency exchange fluctuations.

         Gross profit margin for the three months ended March 31, 2003, of 32.9% was 2.8% lower than during the three months ended March 31, 2002. Gross profit margin during the first quarter of 2003 reflects the impact of product mix, particularly solid color tableware, as well as additional production costs incurred in connection with the ongoing integration of the M&D Industries
fabrication   process  into  our  Anagram  balloon   operations  and  additional
distribution costs incurred as a result of severe weather conditions and redundant costs arising from the Company's transition from four to three east coast distribution facilities. The Company expects the ongoing benefits of the integration and transition to be realized beginning in the latter half of 2003.

         Selling expenses of $9.1 million for the quarter ended March 31, 2003 were $1.0 million higher than in the corresponding period in 2002, principally as a result of the continued expansion of the Company's specialty sales force and the inclusion of the M&D Industries acquisition for the entire quarter.

         General and administrative expenses of $8.5 million for the quarter ended March 31, 2003 were $0.4 million higher than the corresponding period in 2002. As a percentage of sales, general and administrative expenses remained consistent at 8.5% for the first quarter of 2003 and 2002. The net increase in general and administrative expenses principally reflects higher insurance, employee and occupancy costs and the inclusion of the operations of M&D Industries for the entire quarter, partially offset by synergies realized from the integration of M&D Industries' administrative functions into our existing operations.

         Art and development costs of $2.5 million for the quarter ended March 31, 2003 were $0.3 million higher as compared to 2002, principally due to an increase in staff and the inclusion of the operating results of M&D Industries. As a percentage of sales, art and development costs were relatively consistent at 2.5% for the first quarter of 2003 and 2.4% for the first quarter of 2002.

         During the three months ended March 31, 2003, the Company incurred charges of $0.3 million resulting from the consolidation of its domestic distribution operations, which may result in additional restructuring charges in subsequent periods.

         Interest expense, net, of $6.6 million for the three months ended March 31, 2003 was $1.2 million higher than for the three months ended March 31, 2002, principally due to a higher average effective interest rate (8.4% in 2003 versus 7.0% in 2002).

         Income taxes for the first quarter of 2003 and 2002 were based upon estimated consolidated effective income tax rates of 39.5% for the years ending December 31, 2003 and 2002.


Liquidity and Capital Resources
-------------------------------

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

         The Term Loan was funded at a 1.0% original issue discount and provides for amortization (in quarterly installments) of 1.0% per annum through June 15, 2006, and will then amortize in equal quarterly payments through June 15, 2007. The Term Loan bears interest, at the option of the Company, at the index rate plus 3.50% per annum or at LIBOR plus 4.50% per annum, with a LIBOR floor of 2.0%. At March 31, 2003, the Term Loan, net of unamortized discount, was $167,988,000 and the floating interest rate on the Term Loan was 6.51%. The Company is required to make prepayments under the Credit Agreement based upon the net proceeds from certain asset sales and insurance or condemnation awards, the issuances of certain debt and equity securities, and based on annual cash flows, as defined.

         The Revolver expires on June 15, 2007, and bears interest, at the option of the Company, at the index rate plus, based on performance, a margin ranging from 2.00% to 3.50% per annum, or at LIBOR plus, based on performance, a margin ranging from 3.00% to 4.50% per annum, with a LIBOR floor of 2.0%. At March 31, 2003, the Company had $9,500,000 borrowings under the Revolver. Standby letters of credit totaling $6.8 million were outstanding and the Company had borrowing capacity of approximately $13.7 million under the terms of the Revolver at March 31, 2003.

         The Term Loan and borrowings under the Revolver are secured by a first priority lien on substantially all of the Company's assets and are guaranteed by the Company's domestic subsidiaries. The Company is required to maintain certain financial ratios during the term of the Credit Agreement, including leverage and interest coverage ratios.

         At March 31, 2003, the Company had $110,000,000 of senior subordinated notes (the "Notes") outstanding. The Notes bear interest at a rate of 9.875% per annum and mature in December 2007. Interest is payable semi-annually on June 15 and December 15 of each year. The Notes are redeemable at the option of the Company, in whole or in part, at redemption prices ranging from 104.937% to 100%, plus accrued and unpaid interest to the date of redemption. Upon the occurrence of a Change of Control, as defined in the note indenture, the Company will be obligated to make an offer to purchase the Notes, in whole or in part, at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of purchase. If a Change of Control were to occur, the Company may not have the financial resources to repay all of its obligations under the Credit Agreement, the note indenture and the other indebtedness that would become payable upon the occurrence of such Change of Control.

         The Credit Agreement and the Notes may affect the Company's ability to make future capital expenditures and potential acquisitions. However, management believes that current asset levels provide adequate capacity to support its operations for at least the next 12 months. At March 31, 2003, the Company did not have material commitments for capital expenditures or other acquisitions.

         In addition to the Revolver, the Company has a 400,000 Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate plus 0.6% and expires on April 30, 2004, a 1.0 million British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on June 1, 2003 and a $1.0 million revolving credit facility which bears interest at LIBOR plus 1.0% and expires on December 31, 2003. We expect to renew these revolving credit facilities upon expiration. No borrowings were outstanding under these revolving credit facilities at March 31, 2003.

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

         On March 30, 2001, the Board of Directors authorized 500 shares of preferred stock, $0.10 par value, and designated 100 shares as Series A
Redeemable Convertible Preferred Stock. Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co. (collectively, "GSCP") for proceeds of $6.0 million. Dividends are cumulative and payable annually at 6% per annum. Dividends payable on or prior to March 30, 2004, are payable in additional shares of Series A Redeemable Convertible Preferred Stock based on a value of $150,000 per share. Subsequent to March 30, 2004, dividends are payable, at the option of the Company, either in cash or additional shares of Series A Redeemable Convertible Preferred Stock. On March 30, 2003, the annual dividend was distributed in additional shares of Series A Redeemable Convertible Preferred Stock. At March 31, 2003, 44.94 shares of Series A Redeemable Convertible Preferred Stock were issued and outstanding.

         On February 19, 2002, the Company purchased all of the outstanding Common Stock of M&D Industries, a Manteno, Illinois-based manufacturer of metallic and plastic balloons, from American Greetings Corporation ("American Greetings") for $27.5 million plus related costs. The Company financed the acquisition by borrowing $13.5 million under its then existing revolving credit facility and issuing 96.774 shares of its Common Stock to American Greetings, at a value of $155,000 per share. American Greetings continues to distribute metallic balloons under a supply agreement with the Company.

         The Company has several non-cancelable operating leases principally for office, distribution and manufacturing facilities, showrooms and warehouse equipment. These leases expire on various dates through 2017 and generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance costs. Rent expense for the quarters ended March 31, 2003 and 2002, totaled $3.3 million and $2.5 million, respectively. The minimum lease payments currently required under non-cancelable operating leases for the year ending December 31, 2003, approximate $12.1 million.

         On June 13, 2002, the Company filed a registration statement with the Commission for an IPO of its Common Stock. However, during the fourth quarter of 2002, the Company decided not to pursue the IPO, which resulted in a $0.8 million write-off of costs associated with the offering. On March 12, 2003, the Company filed a Form RW with the Commission withdrawing its registration statement for the IPO.

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


Cash Flow Data - Three Months Ended March 31, 2003  Compared  Three Months Ended
                 March 31, 2002

         Net cash used in operating activities during the three months ended March 31, 2003 and 2002, totaled $6.0 million and $2.4 million, respectively. Net cash flow provided by operating activities before changes in operating assets and liabilities for the three months ended March 31, 2003 and 2002, was $8.2 million and $11.7 million, respectively. Changes in operating assets and liabilities, net of acquisition for the three months ended March 31, 2003 and 2002, resulted in the use of cash of $14.2 million and $14.1 million, respectively.

         Net cash used in investing activities during the three months ended March 31, 2003 of $3.4 million consisted of additional investments in distribution and manufacturing equipment. Net cash used in investing activities during the three months ended March 31, 2002 of $17.4 million consisted of $13.3 million relating to the acquisition of M&D Industries and $4.1 million relating to capital expenditures, principally for distribution and data processing equipment.

         During the three months ended March 31, 2003, net cash provided by financing activities of $8.6 million consisted of proceeds from short-term borrowings, partially offset by the scheduled payment of the Term Loan and other long-term obligations. During the three months ended March 31, 2002, net cash provided by financing activities of $20.7 million included proceeds from short-term working capital borrowings, including $13.3 million used to finance the acquisition of M&D Industries, partially offset by the scheduled payments of the AXEL term loan and other long-term obligations.


Legal Proceedings
-----------------

         The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.


"Safe Harbor" Statement under Private Securities Litigation Reform Act of 1995
------------------------------------------------------------------------------

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we utilize interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended March 31, 2003 and 2002, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes would have decreased, by $0.9 million and $0.8 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

         Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $0.4 million and $0.3 million for the three months ended March 31, 2003 and 2002, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

         As used herein, "disclosure controls and procedures" means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms issued by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer or officers and its principal financial officer or officers, or persons performing similar
functions,   as  appropriate  to  allow  timely  decisions   regarding  required
disclosure.

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

                                      AMSCAN HOLDINGS, INC.

                                      By:  /s/ Michael A. Correale
                                           -----------------------
                                           Michael A. Correale
                                           Chief Financial Officer
                                           (on behalf of the registrant and as
Date: May 15, 2003                         principal financial and accounting
      ------------                         officer)

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

Date: May 15, 2003                         /s/ Gerald C. Rittenberg
      ------------                         ------------------------
                                           Gerald C. Rittenberg
                                           Chief Executive Officer
                                           (Principal executive officer)

                                  CERTIFICATION
                           BY CHIEF FINANCIAL OFFICER
                             PURSUANT TO RULE 13a-14


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

Date: May 15, 2003                         /s/ Michael A. Correale
    --------------                         -----------------------
                                           Michael A. Correale
                                           Chief Financial Officer
                                           Principal financial officer)