Form 10-Q
period 2003-06-30
AMSCAN HOLDINGS INC
filed 2003-08-14
CIK 1024729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 F O R M 10 - Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003


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

As of August 14, 2003, 1,217.92 shares of Registrant's common stock, par value $0.10 ("Common Stock"), were outstanding.

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-Q

                                  June 30, 2003

                                Table of Contents



                                   Part I                                   Page

Item 1     Financial Statements  (Unaudited)

           Consolidated Balance Sheets at June 30, 2003 and
               December 31, 2002...........................................   3

           Consolidated Statements of Income for the Three and
               Six Months Ended June 30, 2003 and 2002.....................   4

           Consolidated Statement of Stockholders' Deficit for
               the Six Months Ended June 30, 2003..........................   5

           Consolidated Statements of Cash Flows for the Six Months
                Ended June 30, 2003 and 2002...............................   6

           Notes to Consolidated Financial Statements......................   8

Item 2     Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................  25

Item 3     Quantitative and Qualitative Disclosures About Market Risk .....  31

Item 4     Controls and Procedures.........................................  31


                       Part II

Item 2     Changes in Securities and Use of Proceeds.......................  32

Item 6     Exhibits and Reports on Form 8-K................................  32

Signature  ................................................................  33

                              AMSCAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts )

                                                                                June 30,     December 31,
                                                                                  2003           2002
                                                                               ---------     ------------
                                                                              (Unaudited)       (Note)
                                     ASSETS
Current assets:
    Cash and cash equivalents ............................................     $   3,107      $   2,400
    Accounts receivable, net of allowances ...............................        78,714         74,247
    Inventories, net of allowances .......................................        89,360         93,890
    Prepaid expenses and other current assets ............................        14,024         15,233
                                                                               ---------      ---------
         Total current assets ............................................       185,205        185,770
Property, plant and equipment, net .......................................        99,643        100,304
Goodwill, net ............................................................        72,334         74,251
Notes receivable from officers ...........................................           402          1,942
Other assets, net ........................................................        10,720         10,230
                                                                               ---------      ---------
         Total assets ....................................................     $ 368,304      $ 372,497
                                                                               =========      =========

      LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND COMMON STOCK
                         AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable .....................................................     $  34,066      $  39,245
    Accrued expenses .....................................................        20,772         21,524
    Income taxes payable .................................................         1,446          2,525
    Current portion of long-term obligations .............................         3,157          3,220
                                                                               ---------      ---------
         Total current liabilities .......................................        59,441         66,514
Long-term obligations, excluding current portion .........................       293,847        295,420
Deferred income tax liabilities ..........................................        15,974         17,360
Other ....................................................................         2,361          2,317
                                                                               ---------      ---------
         Total liabilities ...............................................       371,623        381,611

Redeemable convertible preferred stock ($0.10 par value; 100.00 shares authorized; 44.94 and 42.40 shares issued and
    outstanding) .........................................................         6,843          6,646
Redeemable Common Stock ..................................................        10,642         30,523

Commitments and Contingencies

Stockholders' deficit:
    Common Stock ($0.10 par value; 3,000.00 shares authorized;
        1,223.92 and 1,233.27 shares issued and outstanding, respectively)          --             --
    Additional paid-in capital ...........................................        26,640         14,814
    Unamortized restricted Common Stock awards, net ......................          (233)          (323)
    Notes receivable from stockholders ...................................          (659)          (638)
    Deficit ..............................................................       (45,015)       (57,551)
    Accumulated other comprehensive loss .................................        (1,537)        (2,585)
                                                                               ---------      ---------
         Total stockholders' deficit .....................................       (20,804)       (46,283)
                                                                               ---------      ---------
         Total liabilities, redeemable convertible preferred and Common
           Stock and stockholders' deficit ...............................     $ 368,304      $ 372,497
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

                              AMSCAN HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                       Three Months Ended            Six Months Ended
                                                             June 30,                    June 30,
                                                    ------------------------     ------------------------
                                                       2003           2002          2003           2002
                                                       ----           ----          ----           ----

Net sales .....................................     $ 100,996      $  94,129     $ 200,840      $ 190,037
Cost of sales .................................        68,950         61,979       135,919        123,655
                                                    ---------      ---------     ---------      ---------
         Gross profit .........................        32,046         32,150        64,921         66,382

Operating expenses:
   Selling expenses ...........................         8,974          8,647        18,116         16,826
   General and administrative expenses ........         7,927          8,258        15,829         15,806
   Art and development costs ..................         2,286          2,700         4,823          4,976
   Provision for doubtful accounts ............         1,385            512         1,989          1,115
   Restructuring charges ......................           458            186           774            186
                                                    ---------      ---------     ---------      ---------
         Total operating expenses .............        21,030         20,303        41,531         38,909
                                                    ---------      ---------     ---------      ---------
         Income from operations ...............        11,016         11,847        23,390         27,473

Interest expense, net .........................         6,552          5,268        13,196         10,758
Other (income) expense, net ...................           (39)            48           (57)           (22)
                                                    ---------      ---------     ---------      ---------
         Income before income taxes and
            minority interests ................         4,503          6,531        10,251         16,737

Income tax expense ............................         1,778          2,580         4,049          6,611
Minority interests ............................            19             11            34            (45)
                                                    ---------      ---------     ---------      ---------
         Net income ...........................         2,706          3,940         6,168         10,171
         Dividend on redeemable convertible
            preferred stock
            convertible preferred stock .......           101             95           197            185
                                                    ---------      ---------     ---------      ---------
         Net income applicable to common shares     $   2,605      $   3,845     $   5,971      $   9,986
                                                    =========      =========     =========      =========



          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                         Six Months Ended June 30, 2003
                             (Dollars in thousands)
                                   (Unaudited)


                                                                 Unamortized
                                                                  Restricted
                                               Common               Common     Notes                    Accumulated
                                               Stock   Additional   Stock    Receivable                   Other
                                     Common     Par      Paid-in    Awards,     from                   Comprehensive
                                     Shares    Value     Capital     Net    Stockholders     Deficit       Loss       Total
                                     ------    -----     -------     ---    ------------     -------       ----       -----

Balance at December 31, 2002 ....   1,233.27   $ --     $ 14,814   $ (323)    $ (638)      $ (57,551)   $ (2,585)   $(46,283)

Net income ......................                                                              6,168                   6,168
Net change in cumulative
    translation adjustment ......                                                                          1,276       1,276
Change in fair value of
     available-for-sale
     investment, net of income
     taxes ......................                                                                             58          58
Change in fair value of interest
    rate swap and foreign
    exchange contracts, net of
    income taxes ................                                                                           (286)       (286)
                                                                                                                    --------
      Comprehensive income ......                                                                                      7,216

Exercise of stock options,
including tax benefits of $79 ...       6.65                 910                                                         910
Amortization of restricted
    Common Stock awards .........                                      90                                                 90
Increase in redeemable Common
    Stock due to exercise of
    stock options and vesting of
    restricted Common Stock award                         (1,537)                                                     (1,537)
Decrease in redeemable Common
    Stock due to change in market
    value of Common Stock .......                             50                                 368                     418
Purchase and retirement of
    Common Stock held by officer      (16.00)
Decrease in redeemable Common
    Stock due to expiration of
    redemption feature ..........                         12,600                               6,000                  18,600
  Redeemable convertible
    preferred stock dividend ....                           (197)                                                       (197)
   Accretion of interest income
    on notes receivable from
    stockholders ................                                                (21)                                    (21)
                                    --------   ------   --------   ------     ------      ---------     --------     --------
Balance at June 30, 2003 ........   1,223.92   $ --     $ 26,640   $ (233)    $ (659)      $ (45,015)   $ (1,537)   $(20,804)
                                    ========   ======   ========   ======     ======       =========    ========    ========



     See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                                                                Six Months Ended
                                                                                                ----------------
                                                                                                    June 30,
                                                                                                    --------
                                                                                              2003           2002
                                                                                              ----           ----

Cash flows from operating activities:
   Net income ......................................................................       $  6,168        $ 10,171
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ................................................          8,156           6,598
      Amortization of deferred financing costs .....................................          1,011             536
      Amortization of restricted Common Stock awards ...............................             90             118
      Provision for doubtful accounts ..............................................          1,989           1,115
      Deferred income tax expense ..................................................          1,757           3,227
      Loss on disposal of property and equipment ...................................            109
      Non-cash restructuring charges ...............................................            104
      Changes in operating assets and liabilities, net of acquisition:
         Increase in accounts receivable ...........................................         (6,456)         (5,703)
         Decrease (increase) in inventories ........................................          4,530          (6,979)
         Increase in prepaid expenses and other current assets .....................           (704)         (4,069)
         (Decrease) increase in accounts payable, accrued expenses and income taxes
                 payable ...........................................................         (7,597)          6,690
      Other, net ...................................................................           (374)         (1,115)
                                                                                           --------        --------
         Net cash provided by operating activities .................................          8,783          10,589

Cash flows from investing activities:
   Cash paid in connection with acquisition ........................................                        (13,547)
   Capital expenditures ............................................................         (7,560)         (7,610)
   Proceeds from disposal of property and equipment ................................             86              34
                                                                                           --------        --------
         Net cash used in investing activities .....................................         (7,474)        (21,123)

Cash flows from financing activities:
   Proceeds from short-term obligations ............................................                         13,300
   Repayment of loans, notes payable and long-term obligations .....................         (1,862)         (1,675)
   Proceeds from exercise of stock options .........................................            831
   Purchase of Common Stock from officer ...........................................         (2,115)
   Repayment of note receivable from officer .......................................          1,588
                                                                                           --------        --------
         Net cash (used in) provided by financing activities .......................         (1,558)         11,625
Effect of exchange rate changes on cash and cash equivalents .......................            956              93
                                                                                           --------        --------
         Net increase in cash and cash equivalents .................................            707           1,184
Cash and cash equivalents at beginning of period ...................................          2,400           1,016
                                                                                           --------        --------
Cash and cash equivalents at end of period .........................................       $  3,107        $  2,200
                                                                                           ========        ========
Supplemental Disclosures:
         Interest paid .............................................................       $ 11,145        $ 10,030
         Income taxes paid .........................................................       $  3,364        $  1,619

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)
                                   (Unaudited)


Supplemental information on non-cash activities:

   In June 2003, the Company purchased 16 shares of Common Stock from its Chief Executive Officer at a price of $150 per share, or for an aggregate cash purchase price $2,400, of which $2,115 and $285 were received by him in June 2003 and July 2003, respectively. The Chief Executive Officer used a portion of the proceeds to repay his outstanding loan balance of $1,588. The Company retired 16 shares of Common Stock.

   On April 10, 2003, a former officer's right to put 120 shares of Common Stock back to the Company expired and, as a result, the Company recorded a decrease in redeemable Common Stock and a decrease in stockholders' deficit of $18,600,000 (a $12,600,000 increase in additional paid-in capital and a $6,000,000 decrease in accumulated deficit) in April 2003. The former officer's right to put the additional 6.648 shares back to the Company expired in July 2003 and as a result, the Company recorded a decrease in redeemable Common Stock and an increase in additional paid-in capital of $997.

   In February 2002, the Company issued 96.774 shares of its Common Stock, at a value of $155 per share, to American Greetings Corporation ("American Greetings") in connection with the acquisition of M&D Industries, Inc., formerly known as M&D Balloons, Inc. ("M&D Industries") (see Note 10).

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

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Amscan Holdings and its majority-owned and controlled entities. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The results of operations may be affected by seasonal factors such as the timing of holidays or industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in Amscan Holdings' Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.


NOTE 3 - INVENTORIES

         Inventories consisted of the following (dollars in thousands):

                                                        June 30,    December 31,
                                                          2003         2002
                                                        --------     --------
Finished goods .....................................    $ 76,470     $ 80,783
Raw materials ......................................       8,904        8,763
Work-in-process ....................................       6,792        7,722
                                                        --------     --------
                                                          92,166       97,268
Less: reserve for slow moving and obsolete inventory      (2,806)      (3,378)
                                                        --------     --------
                                                        $ 89,360     $ 93,890
                                                        ========     ========

         Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market.


NOTE 4 - INCOME TAXES

         The consolidated income tax expense for the three and six months ended June 30, 2003 and 2002 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 2003 and 2002, respectively. The differences between the consolidated effective income tax rate and the U.S. Federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

Note 5 - Comprehensive Income (Loss)

          Comprehensive   income   consisted  of  the   following   (dollars  in
thousands):

                                                                                  Three Months Ended           Six Months Ended
                                                                                       June 30,                    June 30,
                                                                                ----------------------      ----------------------
                                                                                  2003          2002          2003          2002
                                                                                  ----          ----          ----          ----
Net income ................................................................     $  2,706      $  3,940      $  6,168      $ 10,171
Net change in cumulative translation adjustment ...........................        1,399         1,168         1,276           955
Change in fair value of available-for-sale investment, net of income  taxes
   of $91 and $38, respectively ...........................................          139                          58
Change in fair value of the Company's interest rate swap
   contract, net of income taxes of $(60), $(147), $(54) and $(190),
   respectively ...........................................................          (92)         (224)          (83)         (291)
Change in fair value of the Company's foreign exchange
   contracts, net of income taxes of $(137), $(275), $(133) and $(188),
   respectively ...........................................................         (210)         (422)         (203)         (288)
                                                                                --------      --------      --------      --------
                                                                                $  3,942      $  4,462      $  7,216      $ 10,547
                                                                                ========      ========      ========      ========

         Accumulated  other   comprehensive  loss  consisted  of  the  following
(dollars in thousands):

                                                                                         June 30,    December 31,
                                                                                           2003          2002
                                                                                         --------    ------------
 Cumulative translation adjustment ..................................................     $  (199)     $(1,475)
 Unrealized gain on available-for-sale investment, net of income taxes of $38 .......          58
 Interest rate swap contract qualifying as a hedge, net of income taxes of $(475) and
    $(421), respectively ............................................................        (727)        (644)
 Foreign exchange contracts qualifying as hedges, net of income taxes of $(438) and
    $(305), pectively ...............................................................        (669)        (466)
                                                                                          -------      -------
                                                                                          $(1,537)     $(2,585)
                                                                                          =======      =======


NOTE 6 - CAPITAL STOCK

         At June 30, 2003 and December 31, 2002, current and former employees of the Company held 70.95 and 196.92 shares, respectively, of fully paid and vested Common Stock. Under the terms of the stockholders' agreement ("Stockholders' Agreement"), the Company can be required to purchase all of the shares held by an employee stockholder for a period of one year after the employee's death or three months after their disability, at a price determined by a market valuation, or for a period of three months following termination of employment by the Company, at the lower of the share's cost, as defined, or the market valuation. All common shares subject to such put provisions are recorded as redeemable Common Stock, at the estimated market value of the stock, with a corresponding adjustment to stockholders' deficit.

         On January 10, 2003, an executive officer of a wholly-owned subsidiary, owning 120 shares of the Company's Common Stock, terminated his employment with the Company and, on April 9, 2003, the former officer exercised options to purchase an additional 6.648 shares of the Company's Common Stock at $125,000 per share or for $831,000. On April 10, 2003, the former officer's right to put the 120 shares of Common Stock back to the Company expired and, as a result, the Company recorded a decrease in redeemable Common Stock and a decrease in stockholders' deficit of $18,600,000 (a $12,600,000 increase in additional paid-in capital and a $6,000,000 decrease in accumulated deficit). The former officer's right to put the additional 6.648 shares back to the Company expired in

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

July 2003 and as a result, the Company recorded a decrease in redeemable Common Stock and an increase in additional paid-in capital of $997.

         At June 30, 2003 and December  31,  2002,  officers of the Company held
3.00 and 6.38 shares of Common Stock, respectively, subject to the vesting provisions of their employment agreements (the "Restricted Stock"). The 3.0 shares of Restricted Stock outstanding at June 30, 2003 will vest in December 2004. During the three months ended June 30, 2003 and 2002, the Company recorded the amortization of Restricted Stock of $45,000 and $59,000, respectively, as compensation expense, which is included in general and administrative expenses in the Company's consolidated statements of income. During the six months ended June 30, 2003 and 2002, the Company recorded the amortization of Restricted Stock of $90,000 and $118,000, respectively, as compensation expense.

         At June 30, 2003 and December 31, 2002, the Company held notes receivable from a former and current officer totaling $659,000 and $638,000, respectively. These notes arose in connection with the issuance of shares of Common Stock to the officers. The notes bear interest at 6.65% and LIBOR plus 2% and mature in March 2009 and January 2004, respectively. The notes receivable are shown on the consolidated balance sheets as an increase in stockholders' deficit.

         In June 2003, the Company purchased 16 shares of Common Stock from its Chief Executive Officer at a price of $150,000 per share, or for an aggregate cash purchase price $2,400,000, of which $2,115,000 and $285,000 were received by him in June 2003 and July 2003, respectively. The Chief Executive Officer used a portion of the proceeds to repay his outstanding loan balance of $1,588,000. The Company retired 16 shares of Common Stock.

         In June 2003, the Stock Incentive Plan was amended by the Board of Directors increasing the total number of shares of Common Stock reserved and available for grant from 150 to 200. In June 2003, the Chief Executive Officer and the President were each granted Common Stock options to purchase 25 shares of Common Stock at $150,000 per share.

         In July 2003, the Company purchased 6 shares of Common Stock from its President at a price of $150,000 per share, or for an aggregate cash purchase price of $900,000. The President used a portion of the proceeds to repay his outstanding loan balance of $402,000. The Company retired 6 shares of Common Stock.

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

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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


NOTE 7 - SEGMENT INFORMATION

Industry Segment
----------------
         The Company manages its operations as one industry segment which involves the design, manufacture, contract for manufacture and distribution of party goods, including metallic balloons, gifts, and stationery.

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

         The  Company's   geographic  area  data  are  as  follows  (dollars  in
thousands):

                                                      Domestic       Foreign     Eliminations  Consolidated
                                                      --------       -------     ------------  ------------
Three Months Ended June 30, 2003
--------------------------------
Sales to unaffiliated customers .................     $  87,570     $  13,426                    $ 100,996
Sales between geographic areas ..................         5,090                   $   (5,090)         --
                                                      ---------     ---------     ----------     ---------
Net sales .......................................     $  92,660     $  13,426     $   (5,090)    $ 100,996
                                                      =========     =========     ==========     =========

Income from operations ..........................     $   9,976     $     656     $      384     $  11,016
                                                      =========     =========     ==========
Interest expense, net ...........................                                                    6,552
Other income, net ...............................                                                      (39)
                                                                                                 ---------
Income before income taxes and minority interests                                                $   4,503
                                                                                                 =========

Long-lived assets, net at June 30, 2003 .........     $ 174,784     $   8,315                    $ 183,099
                                                      =========     =========                    =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


                                                      Domestic       Foreign     Eliminations  Consolidated
                                                      --------       -------     ------------  ------------
Three Months Ended June 30, 2002
--------------------------------
Sales to unaffiliated customers .................     $  81,040     $  13,089                    $  94,129
Sales between geographic areas ..................         6,003                   $   (6,003)         --
                                                      ---------     ---------     ----------     ---------
Net sales .......................................     $  87,043     $  13,089     $   (6,003)    $  94,129
                                                      =========     =========     ==========     =========

Income from operations ..........................     $  11,113     $     577     $      157     $  11,847
                                                      =========     =========     ==========
Interest expense, net ...........................                                                    5,268
Other expense, net ..............................                                                       48
                                                                                                 ---------
Income before income taxes and minority interests                                                $   6,531
                                                                                                 =========

Long-lived assets, net at June 30, 2002 .........     $ 176,723     $   6,750                    $ 183,473
                                                      =========     =========                    =========

                                                      Domestic       Foreign     Eliminations  Consolidated
                                                      --------       -------     ------------  ------------
Six Months Ended June 30, 2003
------------------------------
Sales to unaffiliated customers .................     $ 174,600     $  26,240                    $ 200,840
Sales between geographic areas ..................         9,613                   $   (9,613)         --
                                                      ---------     ---------     ----------     ---------
Net sales .......................................     $ 184,213     $  26,240     $   (9,613)    $ 200,840
                                                      =========     =========     ==========     =========

Income from operations ..........................     $  21,959     $     780     $      651     $  23,390
                                                      =========     =========     ==========
Interest expense, net ...........................                                                   13,196
Other income, net ...............................                                                      (57)
                                                                                                 ---------
Income before income taxes and minority interests                                                $  10,251
                                                                                                 =========

                                                      Domestic       Foreign     Eliminations  Consolidated
                                                      --------       -------     ------------  ------------
Six Months Ended June 30, 2002
------------------------------
Sales to unaffiliated customers .................     $ 164,832     $  25,205                    $ 190,037
Sales between geographic areas ..................        11,285                   $  (11,285)         --
                                                      ---------     ---------     ----------     ---------
Net sales .......................................     $ 176,117     $  25,205     $  (11,285)    $ 190,037
                                                      =========     =========     ==========     =========

Income from operations ..........................     $  26,463     $     543     $      467     $  27,473
                                                      =========     =========     ==========
Interest expense, net ...........................                                                   10,758
Other income, net ...............................                                                      (22)
                                                                                                 ---------
Income before income taxes and minority interests                                                $  16,737
                                                                                                 =========


NOTE 8 - LEGAL PROCEEDINGS

         The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


NOTE 9 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

         In July 2002, Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated With Exit or Disposal Activities" ("SFAS No. 146"), was issued. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (" EITF No. 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date an entity committed to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN No. 46"). The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("VIE's") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The consolidation provisions of FIN No. 46 apply immediately to variable interests in VIE's created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIE's in which an enterprise that is a public company holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of this interpretation to have a material effect on the consolidated financial statements.

         Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.


NOTE 10-ACQUISITION

         On February 19, 2002, the Company purchased all of the outstanding common stock of M&D Industries, a Manteno, Illinois-based manufacturer of metallic and plastic balloons, from American Greetings for $27,500,000 plus certain other related costs of $1,048,000. The Company financed the acquisition by borrowing $13,289,000 in the first quarter of 2002 (and an additional $258,000 in the second quarter of 2002) under its revolving credit facility and issuing 96.774 shares of its Common Stock to American Greetings. The Company purchased M&D Industries to supplement its existing balloon operations. American Greetings continues to distribute metallic balloons under a supply agreement with the Company. The acquisition has been accounted for under the provisions of SFAS No. 141, "Business Combinations," and, accordingly, the operating results of M&D Industries have been included in the Company's consolidated financial statements since the date of acquisition.

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

         The  following   unaudited  pro  forma  information   assumes  the  M&D
Industries acquisition had occurred on

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


January 1, 2002. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the transaction occurred on January 1, 2002, nor is it necessarily indicative of the Company's future results (dollars in thousands):

                                                Six Months
                                              Ended June 30,
                                              --------------
                                                  2002
                                                  ----
                       Net sales.........       $194,144
                       Net income .......         10,564

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

         During the three and six months ended June 30, 2003, the Company sold $1,634,000 and $2,249,000, respectively, of metallic balloons and other party goods to American Greetings. During the three and six months ended, June 30, 2002, the Company sold $2,557,000 and $3,516,000, respectively, of metallic balloons and other party goods to American Greetings. Trade accounts receivable from American Greetings at June 30, 2003 and December 31, 2002 were $1,380,000 and $2,632,000, respectively.


NOTE 11 - RESTRUCTURING CHARGES

         During the three and six months ended June 30, 2003, the Company incurred charges of $458,000 and $774,000, respectively, resulting from the consolidation of certain domestic and foreign distribution operations, and the ongoing integration of M&D Industries into our balloon operations.

         During the second  quarter of 2002,  the  Company  incurred  charges of
$186,000  relating  to  the  consolidation  of  certain  domestic   distribution
operations and the closure of its distribution facilities in Spain and France.

         The consolidation of our domestic distribution operations and the ongoing integration of M&D Industries may result in additional restructuring charges in subsequent periods.


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

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

         Had the Company determined stock-based compensation based on the fair value of the options granted at the grant date, consistent with the method prescribed under SFAS No. 123, the Company's net income would have been reduced to amounts indicated below (dollars in thousands):

                                                             Three Months        Six Months
                                                            Ended June 30,      Ended June 30,
                                                            --------------      --------------
                                                            2003     2002       2003     2002
                                                            ----     ----       ----     ----
Net income:
     As reported ......................................   $ 2,706   $ 3,940   $ 6,168   $10,171
     Less: Total stock-based employee compensation
         expense determined under the fair value based
         method for all awards, net of tax of $40, $85,
         $70, and $169, respectively ..................        62       129       107       258
                                                          -------   -------   -------   -------
        SFAS No. 123 pro forma net income .............   $ 2,644   $ 3,811   $ 6,061   $ 9,913
                                                          =======   =======   =======   =======


NOTE 13 - PROVISION FOR DOUBTFUL ACCOUNTS

         During the second quarter of 2003, a customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. This customer accounted for approximately 2.6% and 1.7% of the Company's consolidated net sales for the three and six months ended June 30, 2003, respectively, and at June 30, 2003, the gross accounts receivable balance due from this customer totaled $4.2 million. As a result, the Company has charged a total of $3.1 million to the provision for doubtful accounts, of which $1.6 million was charged during the second quarter of 2003. The Company does not believe the potential loss of this customer will have a material adverse effect on the Company's future results of operations or its financial condition.


NOTE 14 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


         The repayment of the borrowings under the Credit Agreement and Notes are guaranteed jointly and severally, fully and unconditionally, by the following wholly-owned domestic subsidiaries of the Company (the "Guarantors"):

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

         The following information presents consolidating balance sheets as of June 30, 2003 and December 31, 2002, and the related consolidating statements of income for the three and six months ended June 30, 2003 and 2002 and consolidating statements of cash flows for the six months ended June 30, 2003 and 2002 for the combined Guarantors and the combined Non-guarantors and elimination entries necessary to consolidate the entities comprising the combined companies.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                           CONSOLIDATING BALANCE SHEET

                                  June 30, 2003
                             (Dollars in thousands)

                                                        Amscan
                                                     Holdings and     Combined
                                                       Combined         Non-
                                                      Guarantors     Guarantors    Eliminations   Consolidated
                                                      ----------     ----------    ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents .....................     $   2,807      $     300                     $   3,107
   Accounts receivable, net of allowances ........        65,613         13,101                        78,714
   Inventories, net of allowances ................        77,820         12,396      $    (856)        89,360
   Prepaid expenses and other current assets .....        11,736          2,930           (642)        14,024
                                                       ---------      ---------      ---------      ---------
     Total current assets ........................       157,976         28,727         (1,498)       185,205
Property, plant and equipment, net ...............        98,000          1,643                        99,643
Goodwill, net ....................................        66,455          5,879                        72,334
Note receivable from officer .....................           402                                          402
Other assets, net ................................        37,239          1,561        (28,080)        10,720
                                                       ---------      ---------      ---------      ---------
     Total assets ................................     $ 360,072      $  37,810      $ (29,578)     $ 368,304
                                                       =========      =========      =========      =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND COMMON STOCK
    AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Accounts payable ..............................     $  32,066      $   2,000                     $  34,066
   Accrued expenses ..............................        14,124          6,648                        20,772
   Income taxes payable ..........................         2,068                     $    (622)         1,446
   Current portion of long-term obligations ......         3,021            136                         3,157
                                                       ---------      ---------      ---------      ---------
     Total current liabilities ...................        51,279          8,784           (622)        59,441
Long-term obligations, excluding current portion .       293,742            105                       293,847
Deferred income tax liabilities ..................        15,974                                       15,974
Other ............................................         1,520         17,433        (16,592)         2,361
                                                       ---------      ---------      ---------      ---------
     Total liabilities ...........................       362,515         26,322        (17,214)       371,623

Redeemable convertible preferred stock ...........         6,843                                        6,843
Redeemable Common Stock ..........................        10,642                                       10,642

Commitments and Contingencies

Stockholders' (deficit) equity:
     Common Stock ................................                          339           (339)          --
     Additional paid-in capital ..................        26,640            658           (658)        26,640
     Unamortized restricted Common Stock
        awards, net ..............................          (233)                                        (233)
     Notes receivable from stockholders ..........          (659)                                        (659)
     (Deficit) retained earnings .................       (44,139)        11,344        (12,220)       (45,015)
     Accumulated other comprehensive loss ........        (1,537)          (853)           853         (1,537)
                                                       ---------      ---------      ---------      ---------
         Total stockholders' (deficit) equity ....       (19,928)        11,488        (12,364)       (20,804)
                                                       ---------      ---------      ---------      ---------
         Total liabilities, redeemable convertible
             preferred and Common Stock and
             stockholders' (deficit) equity ......     $ 360,072      $  37,810      $ (29,578)     $ 368,304
                                                       =========      =========      =========      =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                           CONSOLIDATING BALANCE SHEET

                                December 31, 2002
                             (Dollars in thousands)

                                                         Amscan
                                                      Holdings and     Combined
                                                        Combined         Non-
                                                       Guarantors     Guarantors    Eliminations   Consolidated
                                                       ----------     ----------    ------------   ------------

ASSETS
Current assets:
   Cash and cash equivalents .....................     $   1,483      $     917                      $   2,400
   Accounts receivable, net of allowances ........        62,520         11,727                         74,247
   Inventories, net of allowances ................        83,659         11,138      $     (907)        93,890
   Prepaid expenses and other current assets .....        13,411          2,280            (458)        15,233
                                                       ---------      ---------      ----------      ---------
     Total current assets ........................       161,073         26,062          (1,365)       185,770
Property, plant and equipment, net ...............        98,951          1,353                        100,304
Goodwill, net ....................................        68,611          5,640                         74,251
Notes receivable from officers ...................         1,942                                         1,942
Other assets, net ................................        34,788            627         (25,185)        10,230
                                                       ---------      ---------      ----------      ---------
     Total assets ................................     $ 365,365      $  33,682      $  (26,550)     $ 372,497
                                                       =========      =========      ==========      =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND COMMON STOCK
    AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Accounts payable ..............................     $  37,813      $   1,432                      $  39,245
   Accrued expenses ..............................        15,937          5,587                         21,524
   Income taxes payable ..........................         3,037                     $     (512)         2,525
   Current portion of long-term obligations ......         3,052            168                          3,220
                                                       ---------      ---------      ----------      ---------
     Total current liabilities ...................        59,839          7,187            (512)        66,514
Long-term obligations, excluding current portion .       295,274            146                        295,420
Deferred income tax liabilities ..................        17,360                                        17,360
Other ............................................         1,153         16,052         (14,888)         2,317
                                                       ---------      ---------      ----------      ---------
Total liabilities ................................       373,626         23,385         (15,400)       381,611

Redeemable convertible preferred stock ...........         6,646                                         6,646
Redeemable Common Stock ..........................        30,523                                        30,523

Commitments and Contingencies

Stockholders' (deficit) equity:
     Common Stock ................................                          339            (339)          --
     Additional paid-in capital ..................        14,814            658            (658)        14,814
     Unamortized restricted Common Stock
        awards, net ..............................          (323)                                         (323)
     Notes receivable from stockholders ..........          (638)                                         (638)
     (Deficit) retained earnings .................       (56,698)        11,198         (12,051)       (57,551)
     Accumulated other comprehensive loss ........        (2,585)        (1,898)          1,898         (2,585)
                                                       ---------      ---------      ----------      ---------
         Total stockholders' (deficit) equity ....       (45,430)        10,297         (11,150)       (46,283)
                                                       ---------      ---------      ----------      ---------
         Total liabilities, redeemable convertible
             preferred and Common Stock and
             stockholders' (deficit) equity ......     $ 365,365      $  33,682      $  (26,550)     $ 372,497
                                                       =========      =========      ==========      =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                        CONSOLIDATING STATEMENT OF INCOME
                    For the Three Months Ended June 30, 2003
                             (Dollars in thousands)



                                                      Amscan
                                                   Holdings and     Combined
                                                     Combined         Non-
                                                    Guarantors     Guarantors   Eliminations  Consolidated
                                                    ----------     ----------   ------------  ------------

Net sales .....................................     $  92,660      $  13,426     $  (5,090)     $ 100,996
Cost of sales .................................        64,757          9,367        (5,174)        68,950
                                                    ---------      ---------     ---------      ---------
         Gross profit .........................        27,903          4,059            84         32,046
Operating expenses:
    Selling expenses ..........................         7,481          1,493                        8,974
    General and administrative expenses .......         6,498          1,729          (300)         7,927
    Art and development costs .................         2,286                                       2,286
    Provision for doubtful accounts ...........         1,231            154                        1,385
    Restructuring charges .....................           431             27                          458
                                                    ---------      ---------     ---------      ---------
         Total operating expenses .............        17,927          3,403          (300)        21,030
                                                    ---------      ---------     ---------      ---------
         Income from operations ...............         9,976            656           384         11,016
Interest expense, net .........................         6,398            154                        6,552
Other (income) expense, net ...................          (605)            23           543            (39)
                                                    ---------      ---------     ---------      ---------
         Income before income taxes and
           minority interests .................         4,183            479          (159)         4,503
Income tax expense ............................         1,528            217            33          1,778
Minority interests ............................                           19                           19
                                                    ---------      ---------     ---------      ---------
         Net income ...........................         2,655            243          (192)         2,706
         Dividend on redeemable convertible
            preferred stock ...................           101                                         101
                                                    ---------      ---------     ---------      ---------
         Net income applicable to common shares     $   2,554      $     243     $    (192)     $   2,605
                                                    =========      =========     =========      =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                        CONSOLIDATING STATEMENT OF INCOME
                    For the Three Months Ended June 30, 2002
                             (Dollars in thousands)


                                                     Amscan
                                                  Holdings and    Combined
                                                    Combined        Non-
                                                   Guarantors    Guarantors   Eliminations  Consolidated
                                                   ----------    ----------   ------------  ------------

Net sales .....................................     $ 87,043      $ 13,089      $ (6,003)     $ 94,129
Cost of sales .................................       58,463         9,436        (5,920)       61,979
                                                    --------      --------      --------      --------
         Gross profit .........................       28,580         3,653           (83)       32,150
Operating expenses:
    Selling expenses ..........................        7,230         1,417                       8,647
    General and administrative expenses .......        7,033         1,465          (240)        8,258
    Art and development costs .................        2,700                                     2,700
    Provision for doubtful accounts ...........          411           101                         512
    Restructuring charges .....................           93            93                         186
                                                    --------      --------      --------      --------
         Total operating expenses .............       17,467         3,076          (240)       20,303
                                                    --------      --------      --------      --------
         Income from operations ...............       11,113           577           157        11,847
Interest expense, net .........................        5,111           157                       5,268
Other (income) expense, net ...................         (426)          (64)          538            48
                                                    --------      --------      --------      --------
         Income before income taxes
           and minority interests .............        6,428           484          (381)        6,531
Income tax expense ............................        2,405           175                       2,580
Minority interests ............................                         11                          11
                                                    --------      --------      --------      --------
         Net income ...........................        4,023           298          (381)        3,940
         Dividend on redeemable convertible
            preferred stock ...................           95                                        95
                                                    --------      --------      --------      --------
         Net income applicable to common shares     $  3,928      $    298      $   (381)     $  3,845
                                                    ========      ========      ========      ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                        CONSOLIDATING STATEMENT OF INCOME
                     For the Six Months Ended June 30, 2003
                             (Dollars in thousands)



                                                      Amscan
                                                   Holdings and     Combined
                                                     Combined         Non-
                                                    Guarantors     Guarantors   Eliminations  Consolidated
                                                    ----------     ----------   ------------  ------------

Net sales .....................................     $ 184,213      $  26,240     $  (9,613)     $ 200,840
Cost of sales .................................       126,944         18,639        (9,664)       135,919
                                                    ---------      ---------     ---------      ---------
         Gross profit .........................        57,269          7,601            51         64,921
Operating expenses:
    Selling expenses ..........................        15,071          3,045                       18,116
    General and administrative expenses .......        12,981          3,448          (600)        15,829
    Art and development costs .................         4,823                                       4,823
    Provision for doubtful accounts ...........         1,688            301                        1,989
    Restructuring charges .....................           747             27                          774
                                                    ---------      ---------     ---------      ---------
         Total operating expenses .............        35,310          6,821          (600)        41,531
                                                    ---------      ---------     ---------      ---------
         Income from operations ...............        21,959            780           651         23,390
Interest expense, net .........................        12,881            315                       13,196
Other (income) expense, net ...................          (830)            27           746            (57)
                                                    ---------      ---------     ---------      ---------
         Income before income taxes
           and minority interests .............         9,908            438           (95)        10,251
Income tax expense ............................         3,771            258            20          4,049
Minority interests ............................                          34                            34
                                                    ---------      ---------     ---------      ---------
         Net income ...........................         6,137            146          (115)         6,168
         Dividend on redeemable convertible
            preferred stock ...................           197                                         197
                                                    ---------      ---------     ---------      ---------
         Net income applicable to common shares     $   5,940      $     146     $    (115)     $   5,971
                                                    =========      =========     =========      =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                        CONSOLIDATING STATEMENT OF INCOME
                     For the Six Months Ended June 30, 2002
                             (Dollars in thousands)



                                                      Amscan
                                                   Holdings and     Combined
                                                     Combined         Non-
                                                    Guarantors     Guarantors    Eliminations   Consolidated
                                                    ----------     ----------    ------------   ------------

Net sales .....................................     $ 176,117      $  25,205      $ (11,285)     $ 190,037
Cost of sales .................................       116,859         18,068        (11,272)       123,655
                                                    ---------      ---------      ---------      ---------
         Gross profit .........................        59,258          7,137            (13)        66,382
Operating expenses:
    Selling expenses ..........................        13,934          2,892                        16,826
    General and administrative expenses .......        13,311          2,975           (480)        15,806
    Art and development costs .................         4,976                                        4,976
    Provision for doubtful accounts ...........           481            634                         1,115
    Restructuring charges .....................            93             93                           186
                                                    ---------      ---------      ---------      ---------
         Total operating expenses .............        32,795          6,594           (480)        38,909
                                                    ---------      ---------      ---------      ---------
         Income from operations ...............        26,463            543            467         27,473
Interest expense, net .........................        10,442            316                        10,758
Other (income), net ...........................          (609)            (6)           593            (22)
                                                    ---------      ---------      ---------      ---------
         Income before income taxes
           and minority interests .............        16,630            233           (126)        16,737
Income tax expense ............................         6,446            165                         6,611
Minority interests ............................                          (45)                          (45)
                                                    ---------      ---------      ---------      ---------
         Net income ...........................        10,184            113           (126)        10,171
         Dividend on redeemable convertible
            preferred stock ...................           185                                          185
                                                    ---------      ---------      ---------      ---------
         Net income applicable to common shares     $   9,999      $     113      $    (126)     $   9,986
                                                    =========      =========      =========      =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 2003
                             (Dollars in thousands)



                                                                      Amscan Holdings   Combined
                                                                       and Combined       Non-
                                                                        Guarantors     Guarantors    Eliminations  Consolidated
                                                                        ----------     ----------    ------------  ------------

Cash flows from operating activities:
   Net income .....................................................       $ 6,137        $   146        $  (115)      $ 6,168
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
      Depreciation and amortization ...............................         7,885            271                        8,156
      Amortization of deferred financing costs ....................         1,011                                       1,011
      Amortization of restricted Common Stock awards ..............            90                                          90
      Provision for doubtful accounts .............................         1,688            301                        1,989
      Deferred income tax expense .................................         1,757                                       1,757
      Loss on disposal of property and equipment ..................            80             29                          109
      Non-cash restructuring charges ..............................           104                                         104
   Changes in operating assets and liabilities, net of acquisition:
            Increase in accounts receivable .......................        (4,781)        (1,675)                      (6,456)
            Decrease (increase) in inventories ....................         5,839         (1,258)           (51)        4,530
            Increase in prepaid expenses and other current
               assets .............................................          (238)          (466)                        (704)
            (Decrease) increase in accounts payable, accrued
               expenses and income taxes payable ..................        (8,859)         1,242             20        (7,597)
       Other, net .................................................          (969)           449            146          (374)
                                                                          -------        -------        -------       -------
            Net cash provided by (used in) operating activities ...         9,744           (961)          --           8,783

Cash flows from investing activities:
   Capital expenditures ...........................................        (7,049)          (511)                      (7,560)
   Proceeds from disposal of property and equipment ...............            63             23                           86
                                                                          -------        -------        -------       -------
            Net cash used in investing activities .................        (6,986)          (488)          --          (7,474)

Cash flows from financing activities:
     Repayment of loans, notes payable and long-term
         obligations ..............................................        (1,773)           (89)                      (1,862)
     Proceeds from exercise of stock options ......................           831                                         831
     Purchase of Common Stock from officer ........................        (2,115)                                     (2,115)
     Repayment of note receivable from officer ....................         1,588                                       1,588
                                                                          -------        -------        -------       -------
            Net cash used in financing activities .................        (1,469)           (89)          --          (1,558)
Effect of exchange rate changes on cash and cash equivalents ......            35            921                          956
                                                                          -------        -------        -------       -------
            Net increase (decrease) in cash and cash
                      equivalents .................................         1,324           (617)                         707
Cash and cash equivalents at beginning of period ..................         1,483            917                        2,400
                                                                          -------        -------        -------       -------
Cash and cash equivalents at end of period ........................       $ 2,807        $   300        $  --         $ 3,107
                                                                          =======        =======        =======       =======

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 2002
                             (Dollars in thousands)



                                                                        Amscan Holdings     Combined
                                                                         and Combined         Non-
                                                                           Guarantors      Guarantors   Eliminations  Consolidated
                                                                           ----------      ----------   ------------  ------------

Cash flows from operating activities:
   Net income ........................................................      $ 10,184       $    113       $   (126)     $ 10,171
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization ..................................         6,411            187                        6,598
      Amortization of deferred financing costs .......................           536                                         536
      Amortization of restricted Common Stock awards .................           118                                         118
      Provision for doubtful accounts ................................           481            634                        1,115
      Deferred income tax expense ....................................         3,227                                       3,227
      Changes in operating assets and liabilities, net of acquisition:
            Increase in accounts receivable ..........................        (2,854)        (2,849)                      (5,703)
            (Increase) decrease in inventories .......................        (5,676)        (1,316)            13        (6,979)
            Increase in prepaid expenses and other current
               assets, net ...........................................        (3,149)          (920)                      (4,069)
            Increase in accounts payable, accrued expenses
               and income taxes payable ..............................         5,130          1,560                        6,690
       Other, net ....................................................        (4,021)         2,793            113        (1,115)
                                                                            --------       --------       --------      --------
            Net cash provided by operating activities ................        10,387            202           --          10,589

Cash flows from investing activities:
   Cash paid in connection with the acquisition ......................       (13,547)                                    (13,547)
   Capital expenditures ..............................................        (7,405)          (205)                      (7,610)
   Proceeds from disposal of property and equipment ..................                           34                           34
                                                                            --------       --------       --------      --------
            Net cash used in investing activities ....................       (20,952)          (171)                     (21,123)

Cash flows from financing activities:
   Proceeds from short-term obligations ..............................        13,300                                      13,300
   Repayment of loans, notes payable and
         long-term obligations .......................................        (1,669)            (6)                      (1,675)
                                                                            --------       --------       --------      --------
            Net cash provided by (used in) financing activities ......        11,631             (6)          --          11,625
Effect of exchange rate changes on cash ..............................          (328)           421                           93
                                                                            --------       --------       --------      --------
            Net increase in cash and cash equivalents ................           738            446                        1,184
Cash and cash equivalents at beginning of period .....................            42            974                        1,016
                                                                            --------       --------       --------      --------
Cash and cash equivalents at end of period ...........................      $    780       $  1,420       $   --        $  2,200
                                                                            ========       ========       ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Percentage of Net Sales
-----------------------
                                                              Three Months Ended
                                                              ------------------
                                                                   June 30,
                                                                   --------
                                                               2003       2002
                                                               ----       ----
Net sales ..............................................      100.0%     100.0%
Cost of sales ..........................................       68.3       65.8
                                                              -----      -----
       Gross profit ....................................       31.7       34.2
Operating expenses:
    Selling expenses ...................................        8.9        9.2
    General and administrative expenses ................        7.8        8.8
    Art and development costs ..........................        2.3        2.9
    Provision for doubtful accounts ....................        1.4        0.5
    Restructuring charges ..............................        0.4        0.2
                                                              -----      -----
       Total operating expenses ........................       20.8       21.6
                                                              -----      -----
       Income from operations ..........................       10.9       12.6
Interest expense, net ..................................        6.5        5.6
Other (income) expense, net ............................       (0.1)       0.1
                                                              -----      -----
       Income before income taxes and minority interests        4.5        6.9
Income tax expense .....................................        1.8        2.7
Minority interests .....................................
                                                              -----      -----
       Net income ......................................        2.7%       4.2%
                                                              =====      =====

         Net sales of $101.0 million for the quarter ended June 30, 2003 were $6.9 million higher than net sales for the quarter ended June 30, 2002. During the second quarter of 2003, the Company's domestic sales of party goods, including metallic balloons, grew by 6.8% over the second quarter of 2002. Domestic sales performance during the second quarter of 2003 continued to be adversely affected by general economic conditions resulting in a weak retail environment. Contract manufacturing during the second quarter increased by 26.7% over the second quarter of 2002. Net international sales reported for the three months ended June 30, 2003 were relatively flat as compared to the corresponding period in 2002 with a small decrease in volume offset by foreign currency exchange fluctuations.

         Gross profit margin for the quarter ended June 30, 2003, of 31.7% was 2.5% lower than during the quarter ended June 30, 2002. Gross profit margin during the second quarter of 2003 reflects the impact of product sales mix, particularly solid color tableware and the increase in contract manufacturing, additional depreciation, amortization and equipment rental costs relating to the new distribution facility that became operational in the fourth quarter of 2002 and redundant costs arising from the Company's transition from four to three east coast distribution facilities. The Company expects the benefits of the transition to be realized beginning in the latter half of 2003.

         Selling expenses of $9.0 million for the quarter ended June 30, 2003 were $0.3 million higher than in the corresponding period in 2002. However, as a percent of sales, selling expenses were 8.9%, or 0.3% less than in the corresponding period in 2002, reflecting the further leveraging of our sales infrastructure, and the maturation of our specialty sales force.

         General and administrative expenses of $7.9 million for the quarter ended June 30, 2003 were $0.3 million lower than the corresponding period in 2002. As a percentage of sales, general and administrative expenses were 7.8% for the second quarter of 2003, or 1.0% lower than in the corresponding period in 2002. The net decrease in general and administrative expenses principally reflects synergies realized from the integration of the administrative functions of M&D Industries, Inc., ("M&D Industries") into our existing operations partially offset by higher insurance and occupancy costs.

         Art and development costs of $2.3 million for the quarter ended June 30, 2003 were $0.4 million lower as compared to 2002, principally due to synergies realized from the integration of M&D Industries' art and development departments into our existing operations. As a percentage of sales, art and development costs were 2.3% for the second quarter of 2003 and 2.9% for the second quarter of 2002.

         During the second quarter of 2003, a customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and as a result, the Company charged $1.6 million to the provision for doubtful accounts during the second quarter of 2003. This customer accounted for approximately 2.6% of the Company's consolidated net sales for the three months ended June 30, 2003. The Company does not believe the potential loss of this customer will have a material adverse effect on the Company's future results of operations or its financial condition.

         During the three months ended June 30, 2003 and 2002, the Company incurred restructuring charges of $0.5 million and $0.2 million, respectively, resulting from the consolidation of certain domestic and foreign distribution operations, and during 2003, the ongoing integration of M&D Industries into our balloon operations. The consolidation of our domestic distribution operations and the continued integration of M&D Industries may result in additional restructuring charges in subsequent periods.

         Interest expense, net, of $6.6 million for the three months ended June 30, 2003 was $1.3 million higher than for the three months ended June 30, 2002, principally due to the impact of higher average borrowings and a higher average effective interest rate (8.6% in 2003 versus 7.1% in 2002).

         Income taxes for the second quarter of 2003 and 2002 were based upon estimated consolidated effective income tax rates of 39.5% for the years ending December 31, 2003 and 2002.


Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Percentage of Net Sales
-----------------------

                                                           Six Months Ended June 30,
                                                           -------------------------
                                                               2003        2002
                                                               ----        ----
Net sales ..............................................      100.0%      100.0%
Cost of sales ..........................................       67.7        65.1
                                                              -----       -----
       Gross profit ....................................       32.3        34.9
Operating expenses:
    Selling expenses ...................................        9.0         8.8
    General and administrative expenses ................        7.9         8.3
    Art and development costs ..........................        2.4         2.6
    Provision for doubtful accounts ....................        1.0         0.6
    Restructuring charges ..............................        0.4         0.1
                                                              -----       -----
       Total operating expenses ........................       20.7        20.4
                                                              -----       -----
       Income from operations ..........................       11.6        14.5
Interest expense, net ..................................        6.5         5.7
Other income, net ......................................
                                                              -----       -----
       Income before income taxes and minority interests        5.1         8.8
Income tax expense .....................................        2.0         3.4
Minority interests .....................................
                                                              -----       -----
       Net income ......................................        3.1%        5.4%
                                                              =====       =====

         Net sales of $200.8 million for the six months ended June 30, 2003 were $10.8 million higher than net sales for the six months ended June 30, 2002. During the six months ended June 30, 2003, the Company's domestic sales of party goods, including metallic balloons, grew by 5.9% over the corresponding period in 2002. Domestic sales performance during the six months ended June 30, 2003 were adversely affected by general economic conditions resulting in a weak retail environment and, during the first quarter of 2003, severe weather conditions. Contract manufacturing during the six months ended June 30, 2003 increased by 16.9% over the corresponding period in 2002. Net international sales reported for the six months ended June 30, 2003 increased by 4.1%, principally as a result of foreign currency exchange fluctuations.

         Gross profit margin for the six months ended June 30, 2003, of 32.3% was 2.6% lower than during the six months ended June 30, 2002. Gross profit margin for the six months ended June 30, 2003 reflects the impact of product sales mix (particularly solid color tableware and contract manufacturing), additional depreciation and amortization, and equipment rental costs relating to the new distribution facility that became operational in the fourth quarter of 2002. Gross profit margin for the current period also reflects additional production costs incurred in connection with the integration of the M&D Industries into our balloon operations, additional distribution costs incurred as a result of severe weather conditions during the first quarter of 2003 and redundant costs arising from the Company's transition from four to three east coast distribution facilities. The Company expects the benefits of the integration and transition to be realized beginning in the latter half of 2003.

         Selling expenses of $18.1 million for the six months ended June 30, 2003 were $1.3 million higher than in the corresponding period in 2002 principally due to the inclusion of the operating results of M&D Industries for an additional two additional months in 2003 and the continued development of the Company's specialty sales force. Selling expenses, as a percentage of net sales, increased from 8.8% to 9.0%.

         General and administrative expenses of $15.8 million for the six months ended June 30, 2003 were relatively consistent with the corresponding period in 2002 as increased insurance and occupancy costs were offset by synergies realized from the integration of M&D Industries' administrative functions into our existing operations. As a percentage of sales, general and administrative expenses decreased by 0.4% to 7.9%.

         Art and development costs of $4.8 million for the six months ended June 30, 2003 were $0.2 million lower than in the first half of 2002, principally due to synergies realized from the integration of M&D Industries' art and development departments into our existing operations. As a percentage of sales, art and development costs were 2.4% for the six months ended June 30, 2003 and 2.6% for the corresponding period in 2002.

         During the second quarter of 2003, a customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and as a result, the Company charged $1.6 million to the provision for doubtful accounts during the second quarter of 2003. This customer accounted for approximately 1.7% of the Company's consolidated net sales for the six months ended June 30, 2003. The Company does not believe the potential loss of this customer will have a material adverse effect on the Company's future results of operations or its financial condition.

         During the six months ended June 30, 2003 and 2002, the Company incurred restructuring charges of $0.8 million and $0.2 million, respectively, resulting from the consolidation of certain domestic and foreign distribution operations, and during 2003, the ongoing integration of M&D Industries into our balloon operations. The consolidation of its domestic distribution operations and the continued integration of M&D Industries may result in additional restructuring charges in subsequent periods.

         Interest expense, net, of $13.2 million for the six months ended June 30, 2003 was $2.4 million higher than in the corresponding period in 2002 and reflects the impact of higher average borrowings and a higher average effective interest rate (8.6% in 2003 versus 7.2% in 2002).

         Income taxes for the six months ended June 30, 2003 and 2002 were based upon estimated consolidated effective income tax rates of 39.5% for the years ending December 31, 2003 and 2002.

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

         The Term Loan was funded at a 1.0% original issue discount and provides for amortization (in quarterly installments) of 1.0% per annum through June 15, 2006, and will then amortize in equal quarterly payments through June 15, 2007. The Term Loan bears interest, at the option of the Company, at the index rate plus 3.50% per annum or at LIBOR plus 4.50% per annum, with a LIBOR floor of 2.0%. At June 30, 2003, the Term Loan, net of unamortized discount, was $167,668,000 and the floating interest rate on the Term Loan was 6.50%. The Company is required to make prepayments under the Credit Agreement based upon the net proceeds from certain asset sales and insurance or condemnation awards, the issuances of certain debt and equity securities, and based on annual cash flows, as defined.

         The Revolver expires on June 15, 2007, and bears interest, at the option of the Company, at the index rate plus, based on performance, a margin ranging from 2.00% to 3.50% per annum, or at LIBOR plus, based on performance, a margin ranging from 3.00% to 4.50% per annum, with a LIBOR floor of 2.0%. At June 30, 2003, the Company had no borrowings under the Revolver. Standby letters of credit totaling $7.0 million were outstanding and the Company had borrowing capacity of approximately $23.0 million under the terms of the Revolver at June 30, 2003.

         The Term Loan and borrowings under the Revolver are secured by a first priority lien on substantially all of the Company's assets and are guaranteed by the Company's domestic subsidiaries. The Company is required to maintain certain financial ratios during the term of the Credit Agreement, including leverage and interest coverage ratios.

         At June 30, 2003, the Company had $110,000,000 of senior subordinated notes (the "Notes") outstanding. The Notes bear interest at a rate of 9.875% per annum and mature in December 2007. Interest is payable semi-annually on June 15 and December 15 of each year. The Notes are redeemable at the option of the Company, in whole or in part, at redemption prices ranging from 104.937% to 100%, plus accrued and unpaid interest to the date of redemption. Upon the occurrence of a Change of Control, as defined in the note indenture, the Company will be obligated to make an offer to purchase the Notes, in whole or in part, at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of purchase. If a Change of Control were to occur, the Company may not have the financial resources to repay all of its obligations under the Credit Agreement, the note indenture and the other indebtedness that would become payable upon the occurrence of such Change of Control.

         In addition to the Revolver, the Company has a 400,000 Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate plus 0.6% and expires on April 30, 2004, a 1.0 million British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on June 1, 2004 and a $1.0 million revolving credit facility which bears interest at LIBOR plus 1.0% and expires on December 31, 2003. We expect to renew these revolving credit facilities upon expiration. No borrowings were outstanding under these revolving credit facilities at June 30, 2003.

         The Company financed the cost to purchase property in 2000 and to construct a new domestic distribution facility completed in 2001 (total cost of $30.2 million) using borrowings under the then existing revolving credit facility and, in 2001, the proceeds from the issuance of the Series A Redeemable Convertible Preferred Stock of $6.0 million (noted below) and long-term borrowings consisting of a first and second lien mortgage note in the original principal amount of $10.0 million each with a financial institution and the New York State Job Development Authority, respectively. The first lien mortgage note bears interest at LIBOR plus 2.75%. However, the Company has utilized an interest rate swap agreement to effectively fix the loan rate at 8.40% for the term of the loan. The second lien mortgage note bears interest at the rate of 3.77%, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority's confidential internal protocols. Both notes are for a term of 96 months and require monthly payments based on a 180-month amortization period with balloon payments upon maturity in January 2010.

         On March 30, 2001, the Board of Directors authorized 500 shares of preferred stock, $0.10 par value, and designated 100 shares as Series A
Redeemable Convertible Preferred Stock. Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co. (collectively, "GSCP") for proceeds of $6.0 million. Dividends are cumulative and payable annually at 6% per annum. Dividends payable on or prior to March 30, 2004, are payable in additional shares of Series A Redeemable Convertible Preferred Stock based on a value of $150,000 per share. Subsequent to March 30, 2004, dividends are payable, at the option of the Company, either in cash or additional shares of Series A Redeemable Convertible Preferred Stock. On March 30, 2003, the annual dividend was distributed in additional shares of Series A Redeemable Convertible Preferred Stock. At June 30, 2003, 44.94 shares of Series A Redeemable Convertible Preferred Stock were issued and outstanding.

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

         The Company has several non-cancelable operating leases principally for office, distribution and manufacturing facilities, showrooms and warehouse equipment. These leases expire on various dates through 2017 and generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance costs. Rent expense for the six months ended June 30, 2003 and 2002, totaled $6.5 million and $5.4 million, respectively. The minimum lease payments currently required under non-cancelable operating leases for the year ending December 31, 2003, approximate $12.9 million.

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

          The Credit Agreement and the Notes may affect the Company's ability to make future capital expenditures and potential acquisitions. However, management believes that current asset levels provide adequate capacity to support its operations for at least the next 12 months. At June 30, 2003, the Company did not have material commitments for capital expenditures or other acquisitions. Based upon the current level of operations and anticipated growth, the Company anticipates that its operating cash flow, together with available borrowings under the Revolver will be adequate to meet anticipated future requirements for working capital and operating expenses for at least the next 12 months. However, the Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness and to satisfy its other obligations will depend upon its future performance, which, to a certain extent, will be subject to general economic, financial, competitive, business and other factors beyond its control.

Cash Flow Data - Six Months  Ended June 30, 2003  Compared  to Six Months  Ended
--------------------------------------------------------------------------------
June 30, 2002
-------------

         Net cash provided by operating activities during the six months ended June 30, 2003 and 2002, totaled $8.8 million and $10.6 million, respectively. Net cash flow provided by operating activities before changes in operating assets and liabilities for the six months ended June 30, 2003 and 2002, was $19.4 million and $21.8 million, respectively. Changes in operating assets and liabilities, net of acquisition for the six months ended June 30, 2003 and 2002, resulted in the use of cash of $10.6 million and $11.2 million, respectively.

         Net cash used in investing activities during the six months ended June 30, 2003 of $7.5 million consisted of additional investments in distribution and manufacturing equipment. Net cash used in investing activities during the six months ended June 30, 2002 of $21.1 million consisted of $13.5 million relating to the acquisition of M&D Industries and $7.6 million of costs associated with the new domestic distribution facility as well as additional investments in data processing and manufacturing equipment.

         During the six months ended June 30, 2003, net cash used in financing activities of $1.6 million consisted of the scheduled payment on the Term Loan and other long-term obligations, the purchase of Common Stock from the Chief Executive Officer, partially offset by proceeds from the exercise of stock options and the repayment of the note from the Chief Executive Officer. During the comparable period in 2002, net cash provided by financing activities of $11.6 million included proceeds from short-term borrowings, including $13.5 million used to finance the acquisition of M&D Industries, partially offset by the scheduled payments on the then outstanding term loan and other long-term obligations.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we utilize interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended June 30, 2003 and 2002, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes would have decreased, by $0.9 million and $0.8 million, respectively. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the six months ended June 30, 2003 and 2002, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes would have decreased, by $1.8 million and $1.7 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

         Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $0.4 million for the three months ended June 30, 2003 and 2002. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $0.8 million and $0.7 million for the six months ended June 30, 2003 and 2002, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.


ITEM 4. CONTROLS AND PROCEDURES

         Based on an evaluation of the effectiveness of the Company's disclosure controls and procedures performed by the Company's management, with the participation of the Company's Chief Executive Officer and its Chief Financial Officer as of the end of the period covered by this report, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures have been effective.

         As used herein, "disclosure controls and procedures" means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's fiscal quarter ended June 30, 2003 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         a) Not applicable.

         b) Not applicable.

         c) On April 7, 2003, the Company issued 6.648 shares of Common Stock to a former employee upon exercise of stock options for $831,000 in cash. No underwriting discounts or commissions were paid in connection with such sale. These shares were part of an offering to a limited number of accredited investors and employees of the Company. Such sale was exempt under Section 4 (2) of the Securities Act of 1933.

         d) Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

     31(1) Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

     31(2) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

     32    Section 1350 Certification.

         b) Reports on Form 8-K

                None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMSCAN HOLDINGS, INC.

                                   By: /s/ Michael A. Correale
                                       -----------------------
                                       Michael A. Correale
                                       Chief Financial Officer
                                       (on behalf of the registrant and as
                                       principal financial and accounting
Date: August 14, 2003                  officer)
      ---------------

                                 EXHIBIT INDEX


      NO.                               DESCRIPTION
      ---                               -----------

     31(1) Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

     31(2) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

     32    Section 1350 Certification.