Form 10-Q
period 2003-09-30
AMSCAN HOLDINGS INC
filed 2003-11-14
CIK 1024729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 F O R M 10 - Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarterly Period Ended September 30, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 000-21827
                      -----------


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

As of November 14, 2003, 1,217.92 shares of Registrant's common stock, par value $0.10 ("Common Stock"), were outstanding.

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-Q

                               September 30, 2003

                                Table of Contents



                                       PART I                               PAGE


 ITEM 1      FINANCIAL STATEMENTS  (UNAUDITED)

             Consolidated Balance Sheets at September 30, 2003
                 and December 31, 2002..................................      3

             Consolidated Statements of Income for the Three and
                 Nine Months Ended September 30, 2003 and 2002..........      4

             Consolidated Statement of Stockholders' Deficit for
                 the Nine Months Ended September 30, 2003...............      5

             Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 2003 and 2002.........      6

             Notes to Consolidated Financial Statements.................      8

 ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS....................     25

 ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK......................................     31

 ITEM 4      CONTROLS AND PROCEDURES....................................     32


                                     PART II


 ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K...........................     33

 Signature..............................................................     34

                              AMSCAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts )

                                                                                September 30,    December 31,
                                                                                    2003             2002
                                                                                 ---------        ---------
                                                                                (Unaudited)         (Note)
                           ASSETS
Current assets:
     Cash and cash equivalents ...........................................       $   9,419        $   2,400
     Accounts receivable, net of allowances ..............................          86,858           74,247
     Inventories, net of allowances ......................................          84,834           93,890
     Prepaid expenses and other current assets ...........................          12,413           15,233
                                                                                 ---------        ---------
            Total current assets .........................................         193,524          185,770
Property, plant and equipment, net .......................................          98,105          100,304
Goodwill, net ............................................................          72,281           74,251
Notes receivable from officers ...........................................                            1,942
Other assets, net ........................................................           9,965           10,230
                                                                                 ---------        ---------
            Total assets .................................................       $ 373,875        $ 372,497
                                                                                 =========        =========

   LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND COMMON STOCK
                     AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable ....................................................       $  30,120        $  39,245
     Accrued expenses ....................................................          23,241           21,524
     Income taxes payable ................................................           3,803            2,525
     Current portion of long-term obligations ............................           3,133            3,220
                                                                                 ---------        ---------
            Total current liabilities ....................................          60,297           66,514
Long-term obligations, excluding current portion .........................         293,082          295,420
Deferred income tax liabilities ..........................................          16,534           17,360
Other ....................................................................           2,332            2,317
                                                                                 ---------        ---------
            Total liabilities ............................................         372,245          381,611

Redeemable convertible preferred stock ($0.10 par value; 100.00 shares
     authorized; 44.94 and 42.40 shares issued and outstanding) ..........           6,945            6,646
Redeemable Common Stock ..................................................           8,745           30,523

Commitments and Contingencies

Stockholders' deficit:
    Common Stock ($0.10 par value; 3,000.00 shares authorized;
        1,217.92 and 1,233.27 shares issued and outstanding, respectively)            --               --
     Additional paid-in capital ..........................................          27,535           14,814
     Unamortized restricted Common Stock awards ..........................            (194)            (323)
     Notes receivable from stockholders ..................................            (669)            (638)
     Deficit .............................................................         (39,789)         (57,551)
     Accumulated other comprehensive loss ................................            (943)          (2,585)
                                                                                 ---------        ---------
            Total stockholders' deficit ..................................         (14,060)         (46,283)
                                                                                 ---------        ---------
            Total liabilities, redeemable convertible preferred and Common
              Stock and stockholders' deficit ............................       $ 373,875        $ 372,497
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

                              AMSCAN HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                September 30,
                                                    ------------------------      ------------------------
                                                       2003           2002           2003           2002
                                                    ---------      ---------      ---------      ---------

Net sales .....................................     $ 103,220      $ 100,226      $ 304,060      $ 290,263
Cost of sales .................................        68,242         65,761        204,161        189,416
                                                    ---------      ---------      ---------      ---------
         Gross profit .........................        34,978         34,465         99,899        100,847

Operating expenses:
   Selling expenses ...........................         9,206          8,984         27,322         25,810
   General and administrative expenses ........         8,067          7,901         23,896         23,707
   Art and development costs ..................         2,322          2,486          7,145          7,462
   Provision for doubtful accounts ............           772            347          2,761          1,462
   Restructuring charges ......................           233            610          1,007            796
                                                    ---------      ---------      ---------      ---------
         Total operating expenses .............        20,600         20,328         62,131         59,237
                                                    ---------      ---------      ---------      ---------
         Income from operations ...............        14,378         14,137         37,768         41,610

Interest expense, net .........................         6,681          5,430         19,877         16,188
Gain on sale of available-for-sale securities .        (1,022)                       (1,022)
Other expense (income), net ...................            12           (364)           (45)          (386)
                                                    ---------      ---------      ---------      ---------
         Income before income taxes and
            minority interests ................         8,707          9,071         18,958         25,808

Income tax expense ............................         3,439          3,583          7,488         10,194
Minority interests ............................            42             52             76              7
                                                    ---------      ---------      ---------      ---------
         Net income ...........................         5,226          5,436         11,394         15,607
         Dividend on redeemable convertible
            preferred stock ...................           102             95            299            280
                                                    ---------      ---------      ---------      ---------
         Net income applicable to common shares     $   5,124      $   5,341      $  11,095      $  15,327
                                                    =========      =========      =========      =========

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      Nine Months Ended September 30, 2003
                             (Dollars in thousands)
                                   (Unaudited)



                                                                       Unamortized
                                                   Common               Restricted    Notes               Accumulated
                                                   Stock    Additional    Common   Receivable                Other
                                       Common       Par      Paid-in      Stock       from               Comprehensive
                                       Shares      Value     Capital      Awards  Stockholders   Deficit      Loss        Total
                                       ------      -----     -------      ------  ------------   -------      ----        -----

Balance at December 31, 2002 ......   1,233.27   $    --    $ 14,814     $ (323)    $ (638)     $ (57,551)  $(2,585)    $(46,283)

Net income ........................                                                                11,394                 11,394
Net change in cumulative
     translation adjustment .......                                                                           1,232        1,232
Change in fair value of
     available-for-sale securities,
     net of income taxes ..........                                                                             912          912
Reclassification adjustment for
    available-for-sale securities
    sold during the period, net of
    income taxes ..................                                                                            (618)        (618)
Change in fair value of interest
     rate swap and foreign
     exchange contracts, net of
     income taxes .................                                                                             116          116
                                                                                                                        --------
        Comprehensive income ......                                                                                       13,036

Exercise of stock options,
     including tax
     benefits of $79 ..............       6.65                   910                                                         910
Amortization of restricted
     Common Stock awards ..........                                         129                                              129
Increase in redeemable Common
     Stock due to exercise of stock
     options and vesting of
     restricted Common Stock
     award ........................                           (1,537)                                                     (1,537)
Decrease in redeemable Common
     Stock due to expiration of
     redemption feature ...........                           13,597                                6,000                 19,597
Decrease in redeemable Common
     Stock due to change in market
     value of Common Stock ........                               50                                  368                    418
Purchase and retirement of
     Common Stock held by
     officers .....................      (22.0)
Redeemable convertible
     preferred stock dividend .....                             (299)                                                       (299)
Accretion of interest income on
     notes receivable from
     stockholders .................                                         (31)                                (31)
                                      --------   ---------  --------     ------     ------      ---------   -------     --------

Balance at September 30, 2003 .....   1,217.92   $    --    $ 27,535     $ (194)    $ (669)     $ (39,789)  $  (943)    $(14,060)
                                      ========   =========  ========     ======     ======      =========   =======     ========


          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                             -----------------
                                                                                               September 30,
                                                                                               -------------
                                                                                            2003          2002
                                                                                            ----          ----
Cash flows from operating activities:
   Net income .......................................................................     $ 11,394      $ 15,607
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ................................................       12,033         9,852
       Amortization of deferred financing costs .....................................        1,570           843
       Amortization of restricted Common Stock awards ...............................          129           177
       Provision for doubtful accounts ..............................................        2,761         1,462
       Deferred income tax expense ..................................................        2,444         4,462
       Gain on sale of available-for-sale securities ................................       (1,022)
       Loss (gain) on disposal of property and equipment ............................          118          (311)
       Non-cash restructuring charges ...............................................          104
       Changes in operating assets and liabilities, net of acquisition:
           Increase in accounts receivable ..........................................      (15,372)      (13,530)
           Decrease (increase) in inventories .......................................        9,056        (9,311)
           Decrease (increase) in prepaid expenses and other current assets .........          970        (2,390)
           (Decrease) increase in accounts payable, accrued expenses and income taxes
                 payable ............................................................       (6,112)        7,028
           Other, net ...............................................................         (297)       (2,042)
                                                                                          --------      --------
           Net cash provided by operating activities ................................       17,776        11,847

Cash flows from investing activities:
   Cash paid in connection with acquisition .........................................                    (13,547)
   Capital expenditures .............................................................      (10,081)      (11,396)
   Proceeds from sale of available-for-sale securities ..............................        1,443
   Proceeds from disposal of property and equipment .................................          198           515
                                                                                          --------      --------
           Net cash used in investing activities ....................................       (8,440)      (24,428)

Cash flows from financing activities:
   Proceeds from short-term obligations .............................................                     16,300
   Repayment of loans, notes payable and long-term obligations ......................       (2,788)       (2,535)
   Proceeds from exercise of stock options ..........................................          831
   Purchase of Common Stock from officers ...........................................       (3,300)
   Repayment of notes receivable from officers ......................................        1,990
                                                                                          --------      --------
           Net cash (used in) provided by financing activities ......................       (3,267)       13,765
Effect of exchange rate changes on cash and cash equivalents ........................          950          (248)
                                                                                          --------      --------
           Net increase in cash and cash equivalents ................................        7,019           936
Cash and cash equivalents at beginning of period ....................................        2,400         1,016
                                                                                          --------      --------
Cash and cash equivalents at end of period ..........................................     $  9,419      $  1,952
                                                                                          ========      ========
Supplemental Disclosures:
           Interest paid ............................................................     $ 14,451      $ 12,487
           Income taxes paid ........................................................     $  4,013      $  5,851


          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)
                                   (Unaudited)


Supplemental information on non-cash activities:

   In July 2003, the Company purchased 6 shares of Common Stock from its President at a price of $150 per share, for an aggregate cash purchase price of $900. The President used a portion of the proceeds to repay his outstanding loan balance of $402. The Company retired the 6 shares of Common Stock.

   In June 2003, the Company purchased 16 shares of Common Stock from the Chief Executive Officer at a price of $150 per share, for an aggregate cash purchase price $2,400. The Chief Executive Officer used a portion of the proceeds to repay his outstanding loan balance of $1,588. The Company retired the 16 shares of Common Stock.

   In April 2003, a former officer's right to put 120 shares of Common Stock back to the Company expired and, as a result, the Company recorded a decrease in redeemable Common Stock and a decrease in stockholders' deficit of $18,600 (a $12,600 increase in additional paid-in capital and a $6,000 decrease in accumulated deficit). The former officer's right to put an additional 6.648 shares back to the Company expired in July 2003 and, as a result, the Company recorded a decrease in redeemable Common Stock and an increase in additional paid-in capital of $997.

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

NOTE 2 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Amscan Holdings and its majority-owned and controlled entities. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The results of operations may be affected by seasonal factors such as the timing of holidays or industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in Amscan Holdings' Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.


NOTE 3 - INVENTORIES

     Inventories consisted of the following (dollars in thousands):

                                                       September 30,  December 31,
                                                           2003          2002
                                                         --------      --------
Finished goods .....................................     $ 72,443      $ 80,783
Raw materials ......................................        9,061         8,763
Work-in-process ....................................        6,365         7,722
                                                         --------      --------
                                                           87,869        97,268
Less: reserve for slow moving and obsolete inventory       (3,035)       (3,378)
                                                         --------      --------
                                                         $ 84,834      $ 93,890
                                                         ========      ========

     Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market.


NOTE 4 - INCOME TAXES

     The consolidated income tax expense for the three and nine months ended September 30, 2003 and 2002 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 2003 and 2002, respectively. The differences between the consolidated effective income tax rates and the U.S. Federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income consisted of the following (dollars in thousands):

                                                                           Three Months Ended         Nine Months Ended
                                                                              September 30,             September 30,
                                                                              -------------             -------------
                                                                           2003         2002          2003          2002
                                                                           ----         ----          ----          ----
Net income .........................................................     $ 5,226      $  5,436      $ 11,394      $ 15,607
Net change in cumulative translation adjustment ....................         (44)          (10)        1,232           945
Change in fair value of available-for-sale securities, net of income
   taxes of $558 and $596, respectively ............................         854                         912
Reclassification adjustment for available-for-sale securities sold
   during the period, net of income taxes of $(404) ................        (618)                       (618)
Change in fair value of the Company's interest rate swap
   contract, net of income taxes of $90, $(225), $36 and $(415),
   respectively ....................................................         138          (345)           55          (636)
Change in fair value of the Company's foreign exchange
   contracts, net of income taxes of $173, $84, $40 and
   $(104), respectively ............................................         264           129            61          (159)
                                                                         -------      --------      --------      --------
                                                                         $ 5,820      $  5,210      $ 13,036      $ 15,757
                                                                         =======      ========      ========      ========

           Accumulated other comprehensive loss consisted of the following (dollars in thousands):

                                                                                  September 30,   December 31,
                                                                                      2003            2002
                                                                                    -------         -------
Cumulative translation adjustment ...........................................       $  (243)        $(1,475)
Unrealized gain on available-for-sale securities, net of income taxes of $192           294
Interest rate swap contract qualifying as a hedge, net of income taxes of
   $(385) and $(421), respectively ..........................................          (589)           (644)
Foreign exchange contracts qualifying as hedges, net of income taxes
   of $(265) and $(305), respectively .......................................          (405)           (466)
                                                                                    -------         -------
                                                                                    $  (943)        $(2,585)
                                                                                    =======         =======


NOTE 6 - GAIN ON SALE OF AVAILABLE-FOR-SALE SECURITIES

     During the three months ended September 30, 2003, the Company sold a portion of the common stock of a customer which it had received in connection with the customer's reorganization in bankruptcy. The Company received net proceeds of approximately $1.4 million and recognized a gain of approximately $1.0 million.


NOTE 7 - CAPITAL STOCK

     Under the terms of its stockholders' agreement ("Stockholders' Agreement"), the Company can be required to purchase all of the shares held by an employee stockholder for a period of one year after the employee's death or three months after his disability, at a price determined by a market valuation, and for a period of three months following termination of employment by the Company, at the lower of the share's cost, as defined, or the market valuation. At September 30, 2003 and December 31, 2002, there were 58.30 and 196.92 shares, respectively, of fully paid and vested Common Stock subject to such put provisions. The shares are recorded as redeemable Common Stock, at their estimated market value, with a corresponding adjustment to stockholders' deficit.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     On January 10, 2003, an executive officer of a wholly-owned subsidiary and stockholder terminated his employment with the Company and, on April 9, 2003, exercised options to purchase 6.648 shares of the Company's Common Stock at $125,000 per share or for $831,000. On April 10, 2003, the former officer's right to put 120 shares of Common Stock back to the Company expired and, as a result, the Company recorded a decrease in redeemable Common Stock and a decrease in stockholders' deficit of $18,600,000 (a $12,600,000 increase in additional 6.648 shares back to the Company expired in July 2003 and as a result, the Company recorded a decrease in redeemable Common Stock and an increase in additional paid-in capital of $997,000.

     At September  30, 2003 and December 31, 2002,  officers of the Company held
3.00 and 6.38 shares of Common Stock, respectively, subject to the vesting provisions of their employment agreements (the "Restricted Stock"). The 3.00 shares of Restricted Stock outstanding at September 30, 2003 will vest in December 2004. During the three and nine months ended September 30, 2003 and 2002, the Company recorded the amortization of Restricted Stock of $39,000, $129,000, $59,000, and $177,000 respectively, as compensation expense, which is included in general and administrative expenses in the Company's consolidated statements of income.

     At September 30, 2003 and December 31, 2002, the Company held notes receivable from a former and current officer totaling $669,000 and $638,000, respectively. These notes arose in connection with the issuance of shares of Common Stock to the officers. The notes bear interest at 6.65% and LIBOR plus 2%, respectively, and mature in March 2009 and January 2004, respectively. The notes receivable are shown on the consolidated balance sheets as an increase in stockholders' deficit.

     In July 2003, the Company purchased 6 shares of Common Stock from its President at a price of $150,000 per share, for an aggregate cost of $900,000. The President used a portion of the proceeds to repay his outstanding loan balance of $402,000. The Company retired the 6 shares of Common Stock.

     In June 2003, the Company purchased 16 shares of Common Stock from its Chief Executive Officer at a price of $150,000 per share, for an aggregate cost of $2,400,000. The Chief Executive Officer used a portion of the proceeds to repay his outstanding loan balance of $1,588,000. The Company retired the 16 shares of Common Stock.

     In June 2003, the Stock Incentive Plan was amended by the Board of Directors increasing the total number of shares of Common Stock reserved and available for grant from 150 to 200. In June 2003, the Chief Executive Officer and the President were each granted options to purchase 25 shares of Common Stock at $150,000 per share.

     In February 2002, the Company issued 96.774 shares of its Common Stock, valued at $155,000 per share, or a total of $15,000,000, to American Greetings Corporation ("American Greetings") in connection with the acquisition of M&D Industries (see Note 10).

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


NOTE 8 - SEGMENT INFORMATION

Industry Segment
----------------
     The Company manages its operations as one industry segment which involves the design, manufacture, contract for manufacture and distribution of party goods, including metallic balloons, gifts and stationery.

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

     The Company's geographic area data are as follows (dollars in thousands):

                                                         Domestic          Foreign      Eliminations   Consolidated
                                                         --------          -------      ------------   ------------
THREE MONTHS ENDED SEPTEMBER 30, 2003
Sales to unaffiliated customers .................       $   87,431       $   15,789                      $ 103,220
Sales between geographic areas ..................            5,450                        $ (5,450)           --
                                                        ----------       ----------       --------       ---------
Net sales .......................................       $   92,881       $   15,789       $ (5,450)      $ 103,220
                                                        ==========       ==========       ========       =========

Income from operations ..........................       $   12,566       $    1,546       $    266       $  14,378
                                                        ==========       ==========       ========
Interest expense, net ...........................                                                            6,681
Gain on sale of available-for-sale securities ...                                                           (1,022)
Other expense, net ..............................                                                               12
                                                                                                         ---------
Income before income taxes and minority interests                                                        $   8,707
                                                                                                         =========

Long-lived assets, net at September 30, 2003 ....       $  172,013       $    8,338                      $ 180,351
                                                        ==========       ==========                      =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


                                                         Domestic       Foreign       Eliminations    Consolidated
                                                         --------       -------       ------------    ------------
THREE MONTHS ENDED SEPTEMBER 30, 2002
Sales to unaffiliated customers .................       $  85,574       $ 14,652                        $ 100,226
Sales between geographic areas ..................           6,489                      $   (6,489)           --
                                                        ---------       --------       ----------       ---------
Net sales .......................................       $  92,063       $ 14,652       $   (6,489)      $ 100,226
                                                        =========       ========       ==========       =========

Income from operations ..........................       $  12,847       $  1,137       $      153       $  14,137
                                                        =========      =========       ==========
Interest expense, net ...........................                                                           5,430
Other income, net ...............................                                                            (364)
                                                                                                        ---------
Income before income taxes and minority interests                                                       $   9,071
                                                                                                        =========

Long-lived assets, net at September 30, 2002 ....       $ 177,693       $  6,746                        $ 184,439
                                                        =========       ========                        =========

                                                         Domestic       Foreign       Eliminations    Consolidated
                                                         --------       -------       ------------    ------------
NINE MONTHS ENDED SEPTEMBER 30, 2003
Sales to unaffiliated customers .................       $ 262,031       $ 42,029                        $ 304,060
Sales between geographic areas ..................          15,063                      $  (15,063)           --
                                                        ---------       --------       ----------       ---------
Net sales .......................................       $ 277,094       $ 42,029       $  (15,063)      $ 304,060
                                                        =========       ========       ==========       =========

Income from operations ..........................       $  34,525       $  2,326       $      917       $  37,768
                                                        =========       ========       ==========
Interest expense, net ...........................                                                          19,877
Gain on sale of available-for-sale securities ...                                                          (1,022)
Other income, net ...............................                                                             (45)
                                                                                                        ---------
Income before income taxes and minority interests                                                       $  18,958
                                                                                                        =========

                                                         Domestic       Foreign       Eliminations    Consolidated
                                                         --------       -------       ------------    ------------
NINE MONTHS ENDED SEPTEMBER 30, 2002
Sales to unaffiliated customers .................       $ 250,406       $ 39,857                        $ 290,263
Sales between geographic areas ..................          17,774                      $  (17,774)           --
                                                        ---------       --------       ----------       ---------
Net sales .......................................       $ 268,180       $ 39,857       $  (17,774)      $ 290,263
                                                        =========       ========       ==========       =========

Income from operations ..........................       $  39,310       $  1,680       $      620       $  41,610
                                                        =========       ========       ==========
Interest expense, net ...........................                                                          16,188
Other income, net ...............................                                                            (386)
                                                                                                        ---------
Income before income taxes and minority interests                                                       $  25,808
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


NOTE 10 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN No. 46"). FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("VIE's") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The consolidation provisions of FIN No. 46 apply immediately to variable interests in VIE's created after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for fiscal years that begin after June 15, 2003. The Company is currently evaluating the effect the adoption of the provisions of FIN 46 will have on its consolidated financial condition or results of operations.

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

     The following unaudited pro forma information assumes the M&D Industries acquisition had occurred on

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


January 1, 2002. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the transaction occurred on January 1, 2002, nor is it necessarily indicative of the Company's future results (dollars in thousands):

                                                    Nine Months
                                                 Ended September 30,
                                                 -------------------
                                                        2002
                                                        ----
            Net sales................                 $294,370
            Net income...............                 $ 16,000

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

     During the three and nine months ended September 30, 2003, the Company sold $2,387,000 and $4,636,000 respectively, of metallic balloons and other party goods to American Greetings. During the three and nine months ended September 30, 2002, the Company sold $978,000 and $4,494,000, respectively, of metallic balloons and other party goods to American Greetings. Trade accounts receivable from American Greetings at September 30, 2003 and December 31, 2002 were $2,104,000 and $2,632,000, respectively.


NOTE 12 - RESTRUCTURING CHARGES

     During the three and nine months ended September 30, 2003 and 2002, the Company incurred charges of $233,000, $1,007,000, $610,000 and $796,000, respectively, resulting from the consolidation of certain domestic and foreign distribution operations and the integration of M&D Industries into its balloon operations.

     The consolidation of our domestic distribution operations may result in additional restructuring charges in subsequent periods.


NOTE 13 - STOCK OPTION PLAN

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

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


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

     Had the Company determined stock-based compensation based on the fair value of the options granted at the grant date, consistent with the method prescribed under SFAS No. 123, the Company's net income would have been reduced to amounts indicated below (dollars in thousands):

                                                                   Three Months                Nine Months
                                                               Ended September 30,         Ended September 30,
                                                               -------------------         -------------------
                                                               2003           2002         2003           2002
                                                               ----           ----         ----           ----
Net income:
     As reported ......................................       $ 5,226       $ 5,436       $11,394       $15,607
     Less: Total stock-based employee compensation
         expense determined under the fair value based
         method for all awards, net of tax of $69, $84,
           $139, and $253, respectively ...............           106           129           213           388
                                                              -------       -------       -------       -------
        SFAS No. 123 pro forma net income .............       $ 5,120       $ 5,307       $11,181       $15,219
                                                              =======       =======       =======       =======


NOTE 14 - PROVISION FOR DOUBTFUL ACCOUNTS

     During the second quarter of 2003, a customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. This customer accounted for approximately 1.5% and 2.6% of the Company's consolidated net sales for the three and nine months ended September 30, 2003, respectively, and at September 30, 2003, the pre-petition, gross account receivable balance due from this customer totaled approximately $4,200,000. The Company has charged a total of $3.3 million to the provision for doubtful accounts, of which approximately $1,500,000, $1,600,000 and $200,000 were charged during the fourth quarter of 2002 and the second and third quarters of 2003, respectively. The Company does not believe the potential loss of this customer will have a material adverse effect on the Company's future results of operations or its financial condition.


NOTE 15 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     On December 20, 2002, Amscan amended and restated its credit facility with various lenders (the "Lenders"), and with Goldman Sachs Credit Partners L.P. as sole lead arranger, sole bookrunner and syndication agent. Under the terms of the Second Amended and Restated Credit and Guaranty Agreement (the "Credit Agreement"), the Lenders agreed to amend and restate the Company's then existing bank credit agreements (the "Bank Credit Facilities") in their entirety and to provide a $200,000,000 senior secured facility consisting of a $170,000,000 term loan (the "Term Loan") and up to $30,000,000 aggregate principal amount of revolving loans (the "Revolver"). The proceeds of the Term Loan were used to redesignate and replace the Company's AXEL term loan and revolver borrowings existing under the Bank Credit Facilities at the closing date and to pay certain fees and expenses associated with the refinancing.

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

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


     The repayment of the borrowings under the Credit Agreement and Notes are guaranteed jointly and severally, fully and unconditionally, by the following wholly-owned domestic subsidiaries of the Company (the "Guarantors"):

     o    Amscan Inc.
     o    Am-Source, LLC
     o    Anagram Eden Prairie Property Holdings LLC
     o    Anagram International Holdings, Inc.
     o    Anagram International, Inc.
     o    Anagram International, LLC
     o    JCS Realty Corp.
     o    M&D Industries, Inc.
     o    SSY Realty Corp.
     o    Trisar, Inc.

     Non-guarantor subsidiaries ("Non-guarantors") include the following:

     o    Amscan Distributors (Canada) Ltd.
     o    Amscan de Mexico, S.A. de C.V.
     o    Amscan Holdings Limited
     o    Amscan Partyartikel GmbH
     o    Amscan (Asia-Pacific) Pty. Ltd.
     o    Amscan Svenska AB
     o    Anagram Espana, S.A.
     o    Anagram France S.C.S.
     o    Anagram International (Japan) Co., Ltd.
     o    Anagram Mexico S. de R.L. de C.V.

     The following information presents consolidating balance sheets as of September 30, 2003 and December 31, 2002, and the related consolidating statements of income for the three and nine months ended June 30, 2003 and 2002 and consolidating statements of cash flows for the nine months ended September 30, 2003 and 2002 for the combined Guarantors and the combined Non-guarantors and elimination entries necessary to consolidate the entities comprising the combined companies.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                           CONSOLIDATING BALANCE SHEET

                               September 30, 2003
                             (Dollars in thousands)

                                                                    Amscan
                                                                 Holdings and     Combined
                                                                   Combined         Non-
                                                                  Guarantors     Guarantors     Eliminations  Consolidated
                                                                  ----------     ----------     ------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents .................................     $   8,970      $     449                     $   9,419
   Accounts receivable, net of allowances ....................        71,014         15,844                        86,858
   Inventories, net of allowances ............................        74,076         11,648      $    (890)        84,834
   Prepaid expenses and other current assets .................        10,624          2,000           (211)        12,413
                                                                   ---------      ---------      ---------      ---------
      Total current assets ...................................       164,684         29,941         (1,101)       193,524
Property, plant and equipment, net ...........................        96,482          1,623                        98,105
Goodwill, net ................................................        66,454          5,827                        72,281
Other assets, net ............................................        37,417          1,287        (28,739)         9,965
                                                                   ---------      ---------      ---------      ---------
      Total assets ...........................................     $ 365,037      $  38,678      $ (29,840)     $ 373,875
                                                                   =========      =========      =========      =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND COMMON STOCK
    AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Accounts payable ..........................................     $  28,310      $   1,810                     $  30,120
   Accrued expenses ..........................................        16,455          6,786                        23,241
   Income taxes payable ......................................         4,007                     $    (204)         3,803
   Current portion of long-term obligations ..................         3,016            117                         3,133
                                                                   ---------      ---------      ---------      ---------
      Total current liabilities ..............................        51,788          8,713           (204)        60,297
Long-term obligations, excluding current portion .............       292,969            113                       293,082
Deferred income tax liabilities ..............................        16,534                                       16,534
Other ........................................................         1,219         17,279        (16,166)         2,332
                                                                   ---------      ---------      ---------      ---------
      Total liabilities ......................................       362,510         26,105        (16,370)       372,245

Redeemable convertible preferred stock .......................         6,945                                        6,945
Redeemable Common Stock ......................................         8,745                                        8,745

Commitments and Contingencies

Stockholders' (deficit) equity:
   Common Stock ..............................................                          339           (339)          --
   Additional paid-in capital ................................        27,535            658           (658)        27,535
   Unamortized restricted Common Stock
      awards .................................................          (194)                                        (194)
   Notes receivable from stockholders ........................          (669)                                        (669)
   (Deficit) retained earnings ...............................       (38,892)        12,161        (13,058)       (39,789)
   Accumulated other comprehensive loss ......................          (943)          (585)           585           (943)
                                                                   ---------      ---------      ---------      ---------
           Total stockholders' (deficit) equity ..............       (13,163)        12,573        (13,470)       (14,060)
                                                                   ---------      ---------      ---------      ---------
           Total liabilities, redeemable convertible
               preferred and Common Stock and
               stockholders' (deficit) equity ................     $ 365,037      $  38,678      $ (29,840)     $ 373,875
                                                                   =========      =========      =========      =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                           CONSOLIDATING BALANCE SHEET

                                December 31, 2002
                             (Dollars in thousands)

                                                                    Amscan
                                                                 Holdings and     Combined
                                                                   Combined         Non-
                                                                  Guarantors     Guarantors     Eliminations   Consolidated
                                                                  ----------     ----------     ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents .................................     $   1,483      $     917                      $   2,400
   Accounts receivable, net of allowances ....................        62,520         11,727                         74,247
   Inventories, net of allowances ............................        83,659         11,138      $     (907)        93,890
   Prepaid expenses and other current assets .................        13,411          2,280            (458)        15,233
                                                                   ---------      ---------      ----------      ---------
      Total current assets ...................................       161,073         26,062          (1,365)       185,770
Property, plant and equipment, net ...........................        98,951          1,353                        100,304
Goodwill, net ................................................        68,611          5,640                         74,251
Notes receivable from officers ...............................         1,942                                         1,942
Other assets, net ............................................        34,788            627         (25,185)        10,230
                                                                   ---------      ---------      ----------      ---------
      Total assets ...........................................     $ 365,365      $  33,682      $  (26,550)     $ 372,497
                                                                   =========      =========      ==========      =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND COMMON STOCK
    AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Accounts payable ..........................................     $  37,813      $   1,432                      $  39,245
   Accrued expenses ..........................................        15,937          5,587                         21,524
   Income taxes payable ......................................         3,037                     $     (512)         2,525
   Current portion of long-term obligations ..................         3,052            168                          3,220
                                                                   ---------      ---------      ----------      ---------
      Total current liabilities ..............................        59,839          7,187            (512)        66,514
Long-term obligations, excluding current portion .............       295,274            146                        295,420
Deferred income tax liabilities ..............................        17,360                                        17,360
Other ........................................................         1,153         16,052         (14,888)         2,317
                                                                   ---------      ---------      ----------      ---------
Total liabilities ............................................       373,626         23,385         (15,400)       381,611

Redeemable convertible preferred stock .......................         6,646                                         6,646
Redeemable Common Stock ......................................        30,523                                        30,523

Commitments and Contingencies

Stockholders' (deficit) equity:
   Common Stock ..............................................                          339            (339)          --
   Additional paid-in capital ................................        14,814            658            (658)        14,814
   Unamortized restricted Common Stock
      awards .................................................          (323)                                         (323)
   Notes receivable from stockholders ........................          (638)                                         (638)
   (Deficit) retained earnings ...............................       (56,698)        11,198         (12,051)       (57,551)
   Accumulated other comprehensive loss ......................        (2,585)        (1,898)          1,898         (2,585)
                                                                   ---------      ---------      ----------      ---------
           Total stockholders' (deficit) equity ..............       (45,430)        10,297         (11,150)       (46,283)
                                                                   ---------      ---------      ----------      ---------
           Total liabilities, redeemable convertible
               preferred and Common Stock and
               stockholders' (deficit) equity ................     $ 365,365      $  33,682      $  (26,550)     $ 372,497
                                                                   =========      =========      ==========      =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                        CONSOLIDATING STATEMENT OF INCOME
                  For the Three Months Ended September 30, 2003
                             (Dollars in thousands)


                                                      Amscan
                                                   Holdings and    Combined
                                                     Combined        Non-
                                                    Guarantors    Guarantors    Eliminations   Consolidated
                                                    ----------    ----------    ------------   ------------

Net sales .....................................     $  92,881      $  15,789      $  (5,450)     $ 103,220
Cost of sales .................................        62,861         10,797         (5,416)        68,242
                                                    ---------      ---------      ---------      ---------
         Gross profit .........................        30,020          4,992            (34)        34,978
Operating expenses:
    Selling expenses ..........................         7,578          1,628                         9,206
    General and administrative expenses .......         6,729          1,638           (300)         8,067
    Art and development costs .................         2,322                                        2,322
    Provision for doubtful accounts ...........           592            180                           772
    Restructuring charges .....................           233                                          233
                                                    ---------      ---------      ---------      ---------
         Total operating expenses .............        17,454          3,446           (300)        20,600
                                                    ---------      ---------      ---------      ---------
         Income from operations ...............        12,566          1,546            266         14,378
Interest expense, net .........................         6,494            187                         6,681
Gain on sale of available-for-sale securities .        (1,022)                                      (1,022)
Other (income) expense, net ...................        (1,082)           (23)         1,117             12
                                                    ---------      ---------      ---------      ---------
         Income before income taxes and
           minority interests .................         8,176          1,382           (851)         8,707
Income tax expense ............................         2,929            523            (13)         3,439
Minority interests ............................                           42                            42
                                                    ---------      ---------      ---------      ---------
         Net income ...........................         5,247            817           (838)         5,226
         Dividend on redeemable convertible
            preferred stock ...................           102                                          102
                                                    ---------      ---------      ---------      ---------
         Net income applicable to common shares     $   5,145      $     817      $    (838)     $   5,124
                                                    =========      =========      =========      =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                        CONSOLIDATING STATEMENT OF INCOME
                  For the Three Months Ended September 30, 2002
                             (Dollars in thousands)

                                                      Amscan
                                                   Holdings and    Combined
                                                     Combined        Non-
                                                    Guarantors    Guarantors    Eliminations   Consolidated
                                                    ----------    ----------    ------------   ------------
Net sales .....................................     $  92,063      $  14,652      $  (6,489)     $ 100,226
Cost of sales .................................        61,932         10,231         (6,402)        65,761
                                                    ---------      ---------      ---------      ---------
         Gross profit .........................        30,131          4,421            (87)        34,465
Operating expenses:
    Selling expenses ..........................         7,366          1,618                         8,984
    General and administrative expenses .......         6,643          1,498           (240)         7,901
    Art and development costs .................         2,486                                        2,486
    Provision for doubtful accounts ...........           244            103                           347
    Restructuring charges .....................           545             65                           610
                                                    ---------      ---------      ---------      ---------
         Total operating expenses .............        17,284          3,284           (240)        20,328
                                                    ---------      ---------      ---------      ---------
         Income from operations ...............        12,847          1,137            153         14,137
Interest expense, net .........................         5,274            156                         5,430
Other (income) expense, net ...................        (1,199)           (12)           847           (364)
                                                    ---------      ---------      ---------      ---------
         Income before income taxes
           and minority interests .............         8,772            993           (694)         9,071
Income tax expense ............................         3,249            334                         3,583
Minority interests ............................                           52                            52
                                                    ---------      ---------      ---------      ---------
         Net income ...........................         5,523            607           (694)         5,436
         Dividend requirement on redeemable
            convertible preferred stock .......            95                                           95
                                                    ---------      ---------      ---------      ---------
         Net income applicable to common shares     $   5,428      $     607      $    (694)     $   5,341
                                                    =========      =========      =========      =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                        CONSOLIDATING STATEMENT OF INCOME
                  For the Nine Months Ended September 30, 2003
                             (Dollars in thousands)



                                                      Amscan
                                                   Holdings and    Combined
                                                     Combined        Non-
                                                    Guarantors    Guarantors    Eliminations   Consolidated
                                                    ----------    ----------    ------------   ------------

Net sales .....................................     $ 277,094      $  42,029     $ (15,063)     $ 304,060
Cost of sales .................................       189,805         29,436       (15,080)       204,161
                                                    ---------      ---------     ---------      ---------
         Gross profit .........................        87,289         12,593            17         99,899
Operating expenses:
    Selling expenses ..........................        22,649          4,673                       27,322
    General and administrative expenses .......        19,710          5,086          (900)        23,896
    Art and development costs .................         7,145                                       7,145
    Provision for doubtful accounts ...........         2,280            481                        2,761
    Restructuring charges .....................           980             27                        1,007
                                                    ---------      ---------     ---------      ---------
         Total operating expenses .............        52,764         10,267          (900)        62,131
                                                    ---------      ---------     ---------      ---------
         Income from operations ...............        34,525          2,326           917         37,768
Interest expense, net .........................        19,375            502                       19,877
Gain on sale of available-for-sale securities .        (1,022)                                     (1,022)
Other (income) expense, net ...................        (1,912)             4         1,863            (45)
                                                    ---------      ---------     ---------      ---------
         Income before income taxes
           and minority interests .............        18,084          1,820          (946)        18,958
Income tax expense ............................         6,700            781             7          7,488
Minority interests ............................                           76                           76
                                                    ---------      ---------     ---------      ---------
         Net income ...........................        11,384            963          (953)        11,394
         Dividend on redeemable convertible
            preferred stock ...................           299                                         299
                                                    ---------      ---------     ---------      ---------
         Net income applicable to common shares     $  11,085      $     963     $    (953)     $  11,095
                                                    =========      =========     =========      =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                        CONSOLIDATING STATEMENT OF INCOME
                  For the Nine Months Ended September 30, 2002
                             (Dollars in thousands)


                                                      Amscan
                                                   Holdings and    Combined
                                                     Combined        Non-
                                                    Guarantors    Guarantors    Eliminations   Consolidated
                                                    ----------    ----------    ------------   ------------
Net sales .....................................     $ 268,180      $  39,857      $ (17,774)     $ 290,263
Cost of sales .................................       178,791         28,299        (17,674)       189,416
                                                    ---------      ---------      ---------      ---------
         Gross profit .........................        89,389         11,558           (100)       100,847
Operating expenses:
    Selling expenses ..........................        21,300          4,510                        25,810
    General and administrative expenses .......        19,954          4,473           (720)        23,707
    Art and development costs .................         7,462                                        7,462
    Provision for doubtful accounts ...........           725            737                         1,462
    Restructuring charges .....................           638            158                           796
                                                    ---------      ---------      ---------      ---------
         Total operating expenses .............        50,079          9,878           (720)        59,237
                                                    ---------      ---------      ---------      ---------
         Income from operations ...............        39,310          1,680            620         41,610
Interest expense, net .........................        15,716            472                        16,188
Other (income) expense, net ...................        (1,808)           (18)         1,440           (386)
                                                    ---------      ---------      ---------      ---------
         Income before income taxes
           and minority interests .............        25,402          1,226           (820)        25,808
Income tax expense ............................         9,695            499                        10,194
Minority interests ............................                            7                             7
                                                    ---------      ---------      ---------      ---------
         Net income ...........................        15,707            720           (820)        15,607
         Dividend requirement on redeemable
            convertible preferred stock .......           280                                          280
                                                    ---------      ---------      ---------      ---------
         Net income applicable to common shares     $  15,427      $     720      $    (820)     $  15,327
                                                    =========      =========      =========      =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 2003
                             (Dollars in thousands)



                                                                 Amscan Holdings   Combined
                                                                  and Combined       Non-
                                                                   Guarantors     Guarantors  Eliminations Consolidated
                                                                   ----------     ----------  ------------ ------------

Cash flows from operating activities:
   Net income .................................................     $ 11,384      $    963      $  (953)    $ 11,394
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
      Depreciation and amortization ...........................       11,630           403                    12,033
      Amortization of deferred financing costs ................        1,570                                   1,570
      Amortization of restricted Common Stock awards ..........          129                                     129
      Provision for doubtful accounts .........................        2,280           481                     2,761
      Deferred income tax expense .............................        2,444                                   2,444
      Gain on sale of available-for-sale securities ...........       (1,022)                                 (1,022)
      Loss on disposal of property and equipment ..............          110             8                       118
      Non-cash restructuring charges ..........................          104                                     104
   Changes in operating assets and liabilities, net of
      acquisition:
            Increase in accounts receivable ...................      (10,774)       (4,598)                  (15,372)
            Decrease (increase) in inventories ................        9,583          (510)         (17)       9,056
            Decrease in prepaid expenses and other current
               assets .........................................          937            33                       970
            (Decrease) increase in accounts payable, accrued
               expenses and income taxes payable ..............       (8,039)        1,920            7       (6,112)
           Other, net .........................................       (1,830)          570          963         (297)
                                                                    --------      --------      -------     --------
            Net cash provided by (used in) operating activities       18,506          (730)        --         17,776

Cash flows from investing activities:
   Capital expenditures .......................................       (9,444)         (637)                  (10,081)
   Proceeds from sale of available-for-sale securities ........        1,443                                   1,443
   Proceeds from disposal of property and equipment ...........          128            70                       198
                                                                    --------      --------      -------     --------
            Net cash used in investing activities .............       (7,873)         (567)        --         (8,440)

Cash flows from financing activities:
   Repayment of loans, notes payable and long-term
       obligations ............................................       (2,655)         (133)                   (2,788)
   Proceeds from exercise of stock options ....................          831                                     831
   Purchase of Common Stock from officers .....................       (3,300)                                 (3,300)
   Repayment of notes receivable from officers ................        1,990                                   1,990
                                                                    --------      --------      -------     --------
            Net cash used in financing activities .............       (3,134)         (133)        --         (3,267)
Effect of exchange rate changes on cash and cash equivalents ..          (12)          962                       950
                                                                    --------      --------      -------     --------
            Net increase (decrease) in cash and cash
                      equivalents .............................        7,487          (468)                    7,019
Cash and cash equivalents at beginning of period ..............        1,483           917                     2,400
                                                                    --------      --------      -------     --------
Cash and cash equivalents at end of period ....................     $  8,970      $    449      $  --       $  9,419
                                                                    ========      ========      =======     ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 2002
                             (Dollars in thousands)


                                                                    Amscan Holdings   Combined
                                                                      and Combined       Non-
                                                                       Guarantors     Guarantors     Eliminations  Consolidated
                                                                       ----------     ----------     ------------  ------------

Cash flows from operating activities:
   Net income ..................................................       $ 15,707        $    720        $  (820)      $ 15,607
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
      Depreciation and amortization ............................          9,557             295                         9,852
      Amortization of deferred financing costs .................            843                                           843
      Amortization of restricted Common Stock awards ...........            177                                           177
      Provision for doubtful accounts ..........................            725             737                         1,462
      Deferred income tax expense ..............................          4,462                                         4,462
      (Gain) loss on disposal of equipment .....................           (346)             35                          (311)
      Changes in operating assets and liabilities, net of
        acquisition:
            Increase in accounts receivable ....................         (9,013)         (4,517)                      (13,530)
            (Increase) decrease in inventories .................         (7,494)         (1,917)           100         (9,311)
            Increase in prepaid expenses and other current
               assets ..........................................         (1,748)           (642)                       (2,390)
            Increase in accounts payable, accrued expenses
               and income taxes payable ........................          5,317           1,711                         7,028
           Other, net ..........................................         (5,952)          3,190            720         (2,042)
                                                                       --------        --------        -------       --------
            Net cash provided by (used in) operating activities          12,235            (388)          --           11,847

Cash flows from investing activities:
   Cash paid in connection with acquisition ....................        (13,547)                                      (13,547)
   Capital expenditures ........................................        (11,129)           (267)                      (11,396)
   Proceeds from disposal of property and equipment ............            481              34                           515
                                                                       --------        --------        -------       --------
            Net cash used in investing activities ..............        (24,195)           (233)          --          (24,428)

Cash flows from financing activities:
   Proceeds from short-term obligations ........................         16,300                                        16,300
   Repayment of loans, notes payable and
         long-term obligations .................................         (2,523)            (12)                       (2,535)
                                                                       --------        --------        -------       --------
            Net cash provided by (used in) financing activities          13,777             (12)          --           13,765
Effect of exchange rate changes on cash and cash equivalents ...           (671)            423                          (248)
                                                                       --------        --------        -------       --------

            Net increase (decrease) in cash and cash equivalents          1,146            (210)                          936
Cash and cash equivalents at beginning of period ...............             60             956                         1,016
                                                                       --------        --------        -------       --------
Cash and cash equivalents at end of period .....................       $  1,206        $    746        $  --         $  1,952
                                                                       ========        ========        =======       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Percentage of Net Sales
-----------------------

                                                                     Three Months Ended
                                                                     ------------------
                                                                       September 30,
                                                                       -------------
                                                                   2003            2002
                                                                  ------          ------
Net sales...................................................       100.0%          100.0%
Cost of sales...............................................        66.1            65.6
                                                                  ------          ------
       Gross profit.........................................        33.9            34.4
Operating expenses:
    Selling expenses........................................         8.9             9.0
    General and administrative expenses.....................         7.8             7.9
    Art and development costs...............................         2.3             2.5
    Provision for doubtful accounts.........................         0.7             0.3
    Restructuring charges...................................         0.3              0.6
                                                                  ------          ------
       Total operating expenses.............................        20.0            20.3
                                                                  ------          ------
       Income from operations...............................        13.9            14.1
Interest expense, net.......................................         6.5             5.4
Gain on sale of available-for-sale securities...............        (1.0)
Other income, net...........................................                        (0.4)
                                                                  ------          ------
       Income before income taxes and minority interests....         8.4             9.1
Income tax expense..........................................         3.3             3.6
Minority interests..........................................                         0.1
                                                                  ------          ------
       Net income...........................................         5.1%            5.4%
                                                                  ======          ======

     Net sales of $103.2 million for the quarter ended September 30, 2003 were $3.0 million higher than net sales for the quarter ended September 30, 2002. During the third quarter of 2003, the Company's domestic sales of party goods, including metallic balloons, were comparable to sales during the third quarter of 2002. Domestic sales performance during the third quarter of 2003 continued to be adversely affected by general economic conditions resulting in a weak retail environment. Contract manufacturing during the third quarter increased by 18.3% over the third quarter of 2002. International net sales reported for the three months ended September 30, 2003 were 7.8% higher as compared to the corresponding period in 2002 primarily due to an increase in volume combined with favorable foreign currency exchange fluctuations.

     Gross profit margin for the quarter ended September 30, 2003, of 33.9% was 0.5% lower than during the quarter ended September 30, 2002. The decrease in gross profit margin during the third quarter of 2003 reflects the increase in contract manufacturing and the additional depreciation, amortization and equipment rental costs associated with the new distribution facility that became operational in the fourth quarter of 2002, partially offset by the operating efficiencies from the transition to the new distribution facility.

     Selling expenses of $9.2 million for the quarter ended September 30, 2003 were $0.2 million higher than in the corresponding period in 2002. However, as a percent of sales, selling expenses were 8.9%, or 0.1% less than in the corresponding period in 2002, reflecting the further leveraging of our sales infrastructure and the maturation of our specialty sales force.

     General and administrative expenses of $8.1 million for the quarter ended September 30, 2003 were $0.2 million higher than the corresponding period in 2002. As a percentage of sales, general and administrative expenses were 7.8% for the third quarter of 2003, or 0.1% lower than in the corresponding period in 2002. The net decrease in general and administrative expenses as a percentage of sales principally reflects synergies realized from the consolidation of the administrative functions of M&D Industries, Inc., ("M&D Industries") into the Company's existing operations, partially offset by higher insurance and occupancy costs.

     Art and development costs of $2.3 million for the quarter ended September 30, 2003 were $0.2 million lower as compared to 2002, principally due to synergies realized from the consolidation of M&D Industries' art and development departments into the Company's existing operations. As a percentage of sales, art and development costs were 2.3% for the third quarter of 2003 and 2.5% for the third quarter of 2002.

     During the second quarter of 2003, a customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and as a result, the Company charged an additional $0.2 million to the provision for doubtful accounts during the third quarter of 2003. This customer accounted for approximately 1.5% of the Company's consolidated net sales for the three months ended September 30, 2003. The Company does not believe the potential loss of this customer will have a material adverse effect on the Company's future results of operations or its financial condition.

     During the three months ended September 30, 2003 and 2002, the Company incurred restructuring charges of $0.2 million and $0.6 million, respectively, resulting from the consolidation of certain domestic and foreign distribution operations, and during 2003, the ongoing integration of M&D Industries into our balloon operations. The consolidation of our domestic distribution operations may result in additional restructuring charges in subsequent periods.

     During the three months ended September 30, 2003, the Company sold a portion of the common stock of a customer which it had received in connection with the customer's reorganization in bankruptcy. The Company received net proceeds of approximately $1.4 million and recognized a gain of approximately $1.0 million.

     Interest expense, net, of $6.7 million for the three months ended September 30, 2003 was $1.3 million higher than for the three months ended September 30, 2002, principally due to the impact of higher average borrowings and a higher average effective interest rate (8.9% in 2003 versus 7.3% in 2002).

     Income taxes for the third quarter of 2003 and 2002 were based upon estimated consolidated effective income tax rates of 39.5% for the years ending December 31, 2003 and 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Percentage of Net Sales
-----------------------

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                    2003             2002
                                                                   ------           ------
Net sales....................................................       100.0%           100.0%
Cost of sales................................................        67.1             65.3
                                                                   ------           ------
       Gross profit..........................................        32.9             34.7
Operating expenses:
    Selling expenses.........................................         9.0              8.9
    General and administrative expenses......................         7.9              8.1
    Art and development costs................................         2.4              2.6
    Provision for doubtful accounts..........................         0.9              0.5
    Restructuring charges....................................         0.3              0.3
                                                                   ------           ------
       Total operating expenses..............................        20.5             20.4
                                                                   ------           ------
       Income from operations................................        12.4             14.3
Interest expense, net........................................         6.5              5.5
Gain on sale of available-for-sale securities................        (0.3)
Other income, net............................................                         (0.1)
                                                                   ------           ------
       Income before income taxes and minority interests.....         6.2              8.9
Income tax expense...........................................         2.5              3.5
Minority interests...........................................
                                                                   ------           ------
       Net income............................................         3.7%             5.4%
                                                                   ======           ======


     Net sales of $304.1 million for the nine months ended September 30, 2003 were $13.8 million higher than net sales for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, the Company's domestic sales of party goods, including metallic balloons, grew by 3.6% over the corresponding period in 2002. Domestic sales performance during the nine months ended September 30, 2003 were adversely affected by general economic conditions resulting in a weak retail environment and, during the first quarter of 2003, severe weather conditions. Contract manufacturing during the nine months ended September 30, 2003 increased by 15.6% over the corresponding period in 2002. International net sales reported for the nine months ended September 30, 2003 increased by 5.4%, principally as a result of favorable foreign currency exchange fluctuations partially offset by a small decrease in volume.

     Gross profit margin for the nine months ended September 30, 2003, of 32.9% was 1.8% lower than during the nine months ended September 30, 2002. Gross profit margin for the nine months ended September 30, 2003 reflects the impact of product sales and customer mix (particularly solid color tableware and contract manufacturing) and additional depreciation and amortization and equipment rental costs associated with the new distribution facility that became operational in the fourth quarter of 2002. Gross profit margin for the nine months ended September 30, 2003 also reflects additional production costs incurred during the first and second quarters of 2003 in connection with the integration of the M&D Industries into the Company's balloon operations, additional distribution costs incurred as a result of severe weather conditions during the first quarter of 2003 and redundant costs arising from the Company's transition from four to three east coast distribution facilities, partially offset by operating efficiencies from the transition to new distribution facility.

     Selling expenses of $27.3 million for the nine months ended September 30, 2003 were $1.5 million higher than in the corresponding period in 2002 principally due to the inclusion of the operating results of M&D Industries for two additional months in 2003 and the continued development of the Company's specialty sales force. Selling expenses, as a percentage of net sales, increased from 8.9% to 9.0%.

     General and administrative expenses of $23.9 million for the nine months ended September 30, 2003 were relatively consistent with the corresponding period in 2002 as increased insurance and occupancy costs were offset by synergies realized from the consolidation of M&D Industries' administrative functions into the Company's existing operations. As a percentage of sales, general and administrative expenses decreased by 0.2% to 7.9%.

     Art and development costs of $7.1 million for the nine months ended September 30, 2003 were $0.3 million lower than for the corresponding period in 2002, principally due to synergies realized from the integration of M&D
Industries'  art  and  development   departments  into  the  Company's  existing
operations. As a percentage of sales, art and development costs were 2.4% for the nine months ended September 30, 2003 and 2.6% for the corresponding period in 2002.

     During the second quarter of 2003, a customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and as a result, the Company charged $1.8 million to the provision for doubtful accounts during the nine months ended September 30, 2003. This customer accounted for approximately 2.6% of the Company's consolidated net sales for the nine months ended September 30, 2003. The Company does not believe the potential loss of this customer will have a material adverse effect on the Company's future results of operations or its financial condition.

     During the nine months ended September 30, 2003 and 2002, the Company incurred restructuring charges of $1.0 million and $0.8 million, respectively, resulting from the consolidation of certain domestic and foreign distribution operations, and during 2003, the ongoing integration of M&D Industries into our balloon operations. The consolidation of our domestic distribution operations may result in additional restructuring charges in subsequent periods.

     During the nine months ended September 30, 2003, the Company sold a portion of the common stock of a customer which it had received in connection with the customer's reorganization in bankruptcy. The Company received net proceeds of approximately $1.4 million and recognized a gain of $1.0 million.

     Interest expense, net, of $19.9 million for the nine months ended September 30, 2003 was $3.7 million higher than in the corresponding period in 2002 and reflects the impact of higher average borrowings and a higher average effective interest rate (8.7% in 2003 versus 7.3% in 2002).

     Income taxes for the nine months ended September 30, 2003 and 2002 were based upon estimated consolidated effective income tax rates of 39.5% for the years ending December 31, 2003 and 2002.

Liquidity and Capital Resources
-------------------------------

     On December 20, 2002, we amended and restated our existing credit facility with various lenders (the "Lenders"), with Goldman Sachs Credit Partners L.P. as sole lead arranger, sole bookrunner and syndication agent. Under the terms of the Second Amended and Restated Credit and Guaranty Agreement (the "Credit Agreement"), the Lenders agreed to amend and restate the Company's existing bank credit agreements in their entirety and to provide a $200,000,000 senior secured facility consisting of a $170,000,000 term loan (the "Term Loan") and up to $30,000,000 aggregate principal amount of revolving loans (the "Revolver"). The proceeds of the Term Loan were used to redesignate and replace the Company's AXEL term loan of $148.5 million and revolver borrowings of $16.0 million existing at the closing date and to pay certain fees and expenses associated with the refinancing.

     The Term Loan was funded at a 1.0% original issue discount and provides for amortization (in quarterly installments) of 1.0% per annum through June 15, 2006, and will then amortize in equal quarterly payments through June 15, 2007. The Term Loan bears interest, at the option of the Company, at the index rate plus 3.50% per annum or at LIBOR plus 4.50% per annum, with a LIBOR floor of 2.0%. At September 30, 2003, the Term Loan, net of unamortized discount, was $167,347,000 and the floating interest rate on the Term Loan was 6.50%. The Company is required to make prepayments under the Credit Agreement based upon the net proceeds from certain asset sales and insurance or condemnation awards, the issuances of certain debt and equity securities, and based on annual cash flows, as defined.

     The Revolver expires on June 15, 2007, and bears interest, at the option of the Company, at the index rate plus, based on performance, a margin ranging from 2.00% to 3.50% per annum, or at LIBOR plus, based on performance, a margin ranging from 3.00% to 4.50% per annum, with a LIBOR floor of 2.0%. At September 30, 2003, the Company had no borrowings under the Revolver. Standby letters of credit totaling $6.9 million were outstanding and the Company had borrowing capacity of approximately $23.1 million under the terms of the Revolver at September 30, 2003.

     The Term Loan and borrowings under the Revolver are secured by a first priority lien on substantially all of the Company's assets and are guaranteed by the Company's domestic subsidiaries. The Company is required to maintain certain financial ratios during the term of the Credit Agreement, including leverage and interest coverage ratios.

     At September 30, 2003, the Company had $110,000,000 of senior subordinated notes (the "Notes") outstanding. The Notes bear interest at a rate of 9.875% per annum and mature in December 2007. Interest is payable semi-annually on June 15 and December 15 of each year. The Notes are redeemable at the option of the Company, in whole or in part, at redemption prices ranging from 104.937% to 100%, plus accrued and unpaid interest to the date of redemption. Upon the occurrence of a Change of Control, as defined in the note indenture, the Company will be obligated to make an offer to purchase the Notes, in whole or in part, at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of purchase. If a Change of Control were to occur, the Company may not have the financial resources to repay all of its obligations under the Credit Agreement, the note indenture and the other indebtedness that would become payable upon the occurrence of such Change of Control.

     In addition to the Revolver, the Company has a 400,000 Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate plus 0.6% and expires on April 30, 2004, a 1.0 million British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on June 1, 2004 and a $1.0 million revolving credit facility which bears interest at LIBOR plus 1.0% and expires on December 31, 2003. We expect to renew these revolving credit facilities upon expiration. No borrowings were outstanding under these revolving credit facilities at September 30, 2003.

     The Company financed the cost to purchase property in 2000 and to construct a new domestic distribution facility completed in 2001 (total cost of $30.2 million) using borrowings under the then existing revolving credit facility and, in 2001, the proceeds from the issuance of the Series A Redeemable Convertible Preferred Stock of $6.0 million (noted below) and long-term borrowings consisting of a first and second lien mortgage note in the original principal amount of $10.0 million each with a financial institution and the New York State Job Development Authority, respectively. The first lien mortgage note bears interest at LIBOR plus 2.75%. However, the Company has utilized an interest rate swap agreement to effectively fix the loan rate at 8.40% for the term of the loan. The second lien mortgage note bears interest at the rate of 3.31%, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority's confidential internal protocols. Both notes are for a term of 96 months and require monthly payments based on a 180-month amortization period with balloon payments upon maturity in January 2010.

     On March 30, 2001, the Board of Directors authorized 500 shares of preferred stock, $0.10 par value, and designated 100 shares as Series A
Redeemable Convertible Preferred Stock. Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co. (collectively, "GSCP") for proceeds of $6.0 million. Dividends are cumulative and payable annually at 6% per annum. Dividends payable on or prior to March 30, 2004, are payable in additional shares of Series A Redeemable Convertible Preferred Stock based on a value of $150,000 per share. Subsequent to March 30, 2004, dividends are payable, at the option of the Company, either in cash or additional shares of Series A Redeemable Convertible Preferred Stock. On March 30, 2003, the annual dividend was distributed in additional shares of Series A Redeemable Convertible Preferred Stock. At September 30, 2003, 44.94 shares of Series A Redeemable Convertible Preferred Stock were issued and outstanding.

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

     The Company has several non-cancelable operating leases principally for office, distribution and manufacturing facilities, showrooms and warehouse equipment. These leases expire on various dates through 2017 and generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance costs. Rent expense for the nine months ended September 30, 2003 and 2002, totaled $9.3 million and $8.0 million, respectively. The minimum lease payments currently required under non-cancelable operating leases for the year ending December 31, 2003, approximate $12.9 million.

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

     The Credit Agreement and the Notes may affect the Company's ability to make future capital expenditures and potential acquisitions. However, management believes that current asset levels provide adequate capacity to support its operations for at least the next 12 months. At September 30, 2003, the Company did not have material commitments for capital expenditures or other acquisitions. Based upon the current level of operations and anticipated growth, the Company anticipates that its operating cash flow, together with available borrowings under the Revolver will be adequate to meet anticipated future requirements for working capital and operating expenses for at least the next 12 months. However, the Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness and to satisfy its other obligations will depend upon its future performance, which, to a certain extent, will be subject to general economic, financial, competitive, business and other factors beyond its control.

Cash Flow Data - Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002
--------------------------------------------------------------------------------

     Net cash provided by operating activities during the nine months ended September 30, 2003 and 2002, totaled $17.8 million and $11.8 million, respectively. Net cash flow provided by operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2003 and 2002, was $29.6 million and $32.1 million, respectively. Changes in operating assets and liabilities, net of acquisition for the nine months ended September 30, 2003 and 2002, resulted in the use of cash of $11.8 million and $20.3 million, respectively. The reduction in the use of cash in 2003 principally reflects the Company's efforts to reduce its investment in working capital.

     Net cash used in investing activities during the nine months ended September 30, 2003 of $8.4 million consisted principally of additional investments in distribution and manufacturing equipment and other assets, partially offset by proceeds received from the disposal of equipment and the sale of a portion of the Company's investment in the common stock of a customer received in connection with the customer's reorganization in bankruptcy. Net cash used in investing activities during the nine months ended September 30, 2002 of $24.4 million consisted of $13.5 million relating to the acquisition of M&D Balloons and $11.4 million of costs associated with the new domestic distribution facility as well as additional investments in data processing and manufacturing equipment, partially offset by proceeds from disposal of property and equipment.

     During the nine months ended September 30, 2003, net cash used in financing activities of $3.3 million consisted of the scheduled payments on the Term Loan and other long-term obligations and the purchase of Common Stock from both the Company's Chief Executive Officer and President, partially offset by proceeds from the exercise of stock options and the repayment of the notes receivable by both the Chief Executive Officer and

President. During the comparable period in 2002, net cash provided by financing activities of $13.8 million consisted of proceeds from short-term borrowings, including $13.5 million used to finance the acquisition of M&D Balloons, partially offset by the scheduled payments of the Term Loan and other long-term obligations.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we utilize interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended September 30, 2003 and 2002, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes and minority interest would have decreased, by $0.9 million in each of the periods. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the nine months ended September 30, 2003 and 2002, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes and minority interest would have decreased, by $2.6 million and $2.5 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $0.5 million and $0.4 million, for the three months ended September 30, 2003 and 2002, respectively. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $1.3 million and $1.2 million for the nine months ended September 30, 2003 and 2002, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.


ITEM 4. CONTROLS AND PROCEDURES

     Based on an evaluation of the effectiveness of the Company's disclosure controls and procedures performed by the Company's management, with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, as of the end of the period covered by this report, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures have been effective.

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

     There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's fiscal quarter ended September 30, 2003 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                     -------


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits

   10 (a) Amscan Holdings, Inc. 1997 Stock Incentive Plan, as amended to June 2003.

   10 (b) Employment Agreement, dated as of June 19, 2003, by and among the Company and Gerald C. Rittenberg.

   10 (c) Employment Agreement, dated as of June 19, 2003, by and among the Company and James M. Harrison.

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

                                    AMSCAN HOLDINGS, INC.

                                      By:  /s/ Michael A. Correale
                                           -----------------------
                                           Michael A. Correale
                                           Chief Financial Officer
                                           (on behalf of the registrant and as
Date: November 14, 2003                    principal financial and accounting
      -----------------                    officer)

                                 EXHIBIT INDEX

     No.                                Description
     ---                                -----------

   10 (a) Amscan Holdings, Inc. 1997 Stock Incentive Plan, as amended to June 2003.

   10 (b) Employment Agreement, dated as of June 19, 2003, by and among the Company and Gerald C. Rittenberg.

   10 (c) Employment Agreement, dated as of June 19, 2003, by and among the Company and James M. Harrison.

   31(1)    Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

   31(2)    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

   32       Section 1350 Certification.