Form 10-K
period 2003-12-31
AMSCAN HOLDINGS INC
filed 2004-03-30
CIK 1024729

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to ____________________

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

       Yes    [ ]           No [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") at June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was $21,007,050.

As of March 26, 2004, 1,217.92 shares of Registrants' Common Stock, par value $0.10, were outstanding.

                       Documents Incorporated by Reference

None.

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-K

                                DECEMBER 31, 2003
                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                 PART I
ITEM 1            Business.......................................................................               3

ITEM 2            Properties.....................................................................               8

ITEM 3            Legal Proceedings..............................................................               9

ITEM 4            Submission of Matters to a Vote of Security Holders............................               9

                                                 PART II

ITEM 5            Market for Registrant's Common Equity and Related Stockholder
                     Matters and Issuer Purchases of Equity Securities...........................               9

ITEM 6            Selected Consolidated Financial Data...........................................              10

ITEM 7            Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.......................................................              13

ITEM 7A           Quantitative and Qualitative Disclosures About Market Risk.....................              24

ITEM 8            Financial Statements and Supplementary Data....................................              25

ITEM 9            Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure........................................................              25

ITEM 9A           Controls and Procedures........................................................              25

                                               PART III

ITEM 10           Directors and Executive Officers of the Registrant.............................              25

ITEM 11           Executive Compensation ........................................................              27

ITEM 12           Security Ownership of Certain Beneficial Owners and Management and
                     Related Shareholder Matters.................................................              31

ITEM 13           Certain Relationships and Related Transactions.................................              33

ITEM 14           Principal Accountant Fees and Services.........................................              34

                                                PART IV

ITEM 15           Exhibits, Financial Statement Schedules and Reports on Form 8-K................              35

                  Signatures.....................................................................              39

                                     PART I

ITEM 1. BUSINESS

         Amscan Holdings, Inc. ("Amscan" or the "Company") designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic balloons, accessories, novelties, gifts and stationery. We believe we are one of the largest manufacturers and distributors of decorative party goods in the United States and the largest manufacturer of metallic balloons in the world. We offer one of the broadest and deepest product lines in the industry. Our gift and stationery product lines encompass home, baby and wedding products for general gift giving or self-purchase. We sell our products through party superstores, other party goods retailers, independent card and gift stores, and other retailers and distributors throughout the world, including North America, South America, Europe, Asia and Australia. We believe we are the leading supplier to party superstores in the United States and we have developed a specialty sales effort to focus on card and gift stores and other independent retailers. We manufacture items which represented approximately 65% of 2003 sales and purchase the remainder from third-party manufacturers, many of whom are located in Asia.

         We currently offer over 400 party ensembles, which range from approximately 30 to 150 design-coordinated items spanning tableware, accessories, novelties, decorations and gifts. The breadth of these ensembles enables retailers to encourage additional sales for a single occasion.

         We design, manufacture and market party goods for a wide variety of occasions including seasonal and religious holidays, special events and themed celebrations. Our seasonal and religious ensembles enhance holiday celebrations throughout the year including New Year's, Valentine's Day, St. Patrick's Day, Easter, Passover, Fourth of July, Halloween, Thanksgiving, Hanukkah and Christmas. Our special event ensembles include birthdays, christenings, first communions, bar mitzvahs, confirmations, graduations, bridal and baby showers and anniversaries. Our theme-oriented ensembles include Hawaiian Luaus, Mardi Gras, Fifties Rock-and-Roll Parties, Summer Fun and Patriotic. Approximately 80% of our sales consist of products designed for non-seasonal occasions.

         In addition to our long-standing relationships with independent card and party retailers, we are a leading supplier to the party superstore distribution channel. Party superstores provide consumers with a one-stop source for all of their party needs, generally at discounted prices. Our sales to party superstores represented approximately 41% of total sales in 2003 and have grown at a 13.9% compound annual growth rate during the past five years. With our products occupying an increasing share of party superstore shelf space in many product categories, we believe we are well positioned to take advantage of continued growth in the party superstore distribution channel.

         To strengthen our position as a leader in the party goods industry and to broaden our product line, we acquired Anagram International Inc. and certain related companies ("Anagram") in 1998 and M&D Balloons, Inc. (since renamed M&D Industries, Inc. ("M&D Industries")) in 2002, both of which manufacture metallic balloons. We have leveraged their strong presence in the grocery, gift and floral distribution channels to bring additional party goods to these markets.

         Beginning in 1999, we realigned our sales force to create a specialty sales effort which focuses more closely on card and gift stores and other independent retailers. At December 31, 2003, the specialty sales force consisted of 112 sales professionals. In order to further leverage our design, marketing and distribution capabilities, we introduced an extensive gift line encompassing home, wedding and baby products principally to service the independent retail distribution channel's need for additional product lines and provide these retailers with the opportunity to "one-stop shop."

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

         The Company does business in the United States and in other geographic areas of the world. Information about the Company's revenues, operating profits and assets relating to geographic areas outside the United States for each of the years in the three-year period ended December 31, 2003, is included in Note 16 to the Company's 2003 Consolidated Financial Statements which are included in this report beginning on page F-2.

OUR STRATEGY

         Our objective is to be the primary source for consumers' party goods requirements, including a recognized supplier of quality stationery and gift items. The key elements of our strategy are as follows:

     - BUILD UPON OUR POSITION AS A LEADING PROVIDER TO PARTY GOODS RETAILERS. We continue to offer convenient "one-stop shopping" for both large party superstores and smaller party goods retailers. We seek to grow our sales to existing stores by increasing our share of sales volume and shelf space, continuing to develop innovative new products and by helping retailers promote coordinated ensembles that boost average purchase volume per consumer through "add-on" or impulse purchases. Given our position in the party superstore distribution channel and the strength of our relationships with major chains, we expect our sales will continue to grow as new party superstores are opened.

     - INCREASE PENETRATION IN INDEPENDENT RETAIL DISTRIBUTION CHANNEL. We believe there is a significant opportunity to expand our sales to card and gift stores and other independent retailers. We have made significant investments by adding management and expanding our customer service and marketing infrastructure to support the existing specialty sales effort as well as additional sales representatives that we expect to hire. As our existing sales representatives become more seasoned and productive, and as we add new sales representatives, we expect to increase sales and profitability from this distribution channel as sales growth is achieved with relatively fixed support costs.

     - CAPITALIZE ON INVESTMENTS IN INFRASTRUCTURE. We intend to increase our sales and profitability by leveraging the significant investments that we have made in our infrastructure. In addition to developing our specialty sales effort and expanding our gift product offerings, we invested approximately $30 million to construct a new 544,000 square foot distribution facility that was completed in the fourth quarter of 2002 and has enabled us to consolidate further our distribution capabilities. We also intend to leverage our relationships with Asian suppliers, utilizing them as a direct source for customers with the internal infrastructure, global logistics and distribution capabilities to deliver products to their retail outlets. During 2003 we opened product showrooms in both New York and Hong Kong to support this program. We expect these changes will enable us to support substantially greater sales volume over the long term. We also expect to realize additional savings from the recent integration of M&D Industries.

     - EXPAND INTERNATIONAL PRESENCE. We believe there is an opportunity to expand our international business, which represented approximately 14% of our sales in each of the years in the three-year period ended December 31, 2003. We currently have a presence in Mexico, Canada, Europe and Asia. We have our own sales force in Mexico, Canada, and the United Kingdom, and operate through third-party sales representatives elsewhere. The market for decorative party goods outside the U.S. is less mature due to lower consumer awareness of party products and less developed retail distribution channels. Our strategy is to grow our international sales by broadening our distribution network, increasing accessorization and customization of our products to local tastes and holidays and continuing to deepen retail penetration. In December 2003, we acquired the balloon assets of a competitor, in exchange for 50.1% of the common stock of our wholly-owned metallic balloon distribution subsidiary located in Mexico, thereby creating a joint venture to distribute certain metallic balloons principally in Mexico and Latin America.

     - CONTINUED GROWTH THROUGH TARGETED ACQUISITIONS. We believe that there will be from time to time opportunities to make acquisitions of complementary businesses. Through such businesses, we can leverage our existing marketing, distribution and production capabilities, expand our presence in the various retail distribution channels, further broaden and deepen our product lines and increase our penetration in international markets.

INNOVATIVE PRODUCT DEVELOPMENT AND DESIGN CAPABILITIES

         Our 119 person in-house design staff continuously develops fresh, innovative and contemporary product designs and concepts. Our continued investment in art and design results in a steady supply of fresh ideas and the creation of complex, unique ensembles that appeal to consumers. In 2003, we introduced over 5,000 new products and 42 new ensembles. Our proprietary designs help us keep our products differentiated from the competition.

PARTY PRODUCT LINES

         The percentage of sales for each product line for 2003, 2002 and 2001 are set forth in the following table:

                              2003      2002      2001
                             -----     -----     -----
Party Goods................    65%       65%       69%
Metallic Balloons..........    24        23        21
Stationery.................     8         7         7
Gift.......................     3         5         3
                             ----      ----      ----
                              100%      100%      100%
                             ====      ====      ====

         The following table sets forth the principal products in each of the product lines, excluding metallic balloons:

       PARTY GOODS                       STATIONERY                      GIFT
       -----------                       ----------                      ----
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

MANUFACTURED PRODUCTS

           Our vertically integrated manufacturing capability (i.e., our ability to perform each of the steps in the process of converting raw materials into our finished products) enables us to control costs, monitor product quality and manage inventory investment better and provide more efficient order fulfillment. We manufacture items representing approximately 65% of our 2003 sales. Our facilities in New York, Kentucky, Rhode Island, Minnesota and Mexico are highly automated and produce paper and plastic plates and cups, napkins, metallic balloons and other party and novelty items. State-of-the art printing, forming, folding and packaging equipment support these manufacturing operations. Given our size and sales volume, we are generally able to operate our manufacturing equipment on the basis of at least two shifts per day thus lowering production costs per unit. In addition, we manufacture products for third parties, which allows us to maintain a satisfactory level of equipment utilization.

PURCHASED PRODUCTS

          We purchase products created and designed by us, representing approximately 35% of sales in 2003, from independently-owned manufacturers, many of whom are located in Asia and with whom we have long-standing relationships. We have relationships of over 15 years with our two largest suppliers. We believe that the quality and price of the products manufactured by these suppliers provide a significant competitive advantage. Our business, however, is not dependent upon any single source of supply for these products.

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

SALES AND MARKETING

         Our principal sales and marketing efforts are conducted through a domestic direct employee sales force of approximately 144 professionals servicing over 40,000 retail accounts. Included in this sales force are approximately 32 seasoned sales professionals who service the party superstore and party specialty retailer distribution channel and who, on average, have been affiliated with us for over 9 years. In addition to the employee sales team, a select group of manufacturers' representatives handle specific account situations. Employees of subsidiaries outside the United States generally service international customers.

         To focus more closely on the needs of the independent retail distribution channel, we utilize a specialty sales force which currently totals approximately 112 sales professionals. Our specialty sales force is unique in the party goods industry in its ability to offer both gift products and a comprehensive line of decorative party goods and accessories. Anagram and M&D Industries utilize a group of approximately 40 independent distributors to bring their metallic balloons to the grocery, gift and floral markets, as well as to our party superstore and specialty retailer customers.

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

         To support our sales and marketing efforts, we produce four main decorative party product catalogues annually (three catalogues for seasonal products and one catalogue for everyday products), with additional catalogues to market our metallic balloons and gift and stationery products. We have also developed a website which displays and describes our product assortment and capabilities. This website enables our key customers to access real time information regarding the status of existing orders and stock availability and to place new orders. In the future, we plan to utilize this website as a vital marketing tool, providing us with the ability to announce special product promotions and other information in an expeditious manner and to make the website available to all of our customers.

DISTRIBUTION AND SYSTEMS

         We ship our products directly to customers throughout the United States and Canada from distribution facilities that employ computer assisted systems. Our electronic-order entry and information systems allow us to manage our inventory with minimal waste, achieve average fill rates in excess of 90% and provide quick order turnaround times of generally between 24 to 48 hours.

         Our distribution facilities for paper party items are principally located in New York; represent more than 1,000,000 square feet in the aggregate and include a new 544,000 square foot facility which became fully operational during the fourth quarter of 2002. We distribute our metallic balloons domestically from facilities in Minnesota and New York. Products for markets outside the United States are also shipped from our distribution facilities in Mexico, United Kingdom and Australia.

CUSTOMERS

         Our customers are principally party superstores, other party goods retailers, independent card and gift retailers and other distributors. We have also expanded our presence in the gift shop, supermarket and other smaller independent retail distribution channels. In the aggregate, we supply more than 40,000 retail outlets both domestically and internationally.

         We have a diverse customer base with only one customer, Party City, the nation's largest party goods retailer, accounting for more than 10% of our sales in 2003. For each of the years ended December 31, 2003, 2002 and 2001, sales to Party City's corporate-owned and operated stores represented 12%, 13%, and 13% of consolidated net sales, respectively. For the years ended December 31, 2003, 2002 and 2001, sales to Party City's franchise-owned and operated stores represented 13%, 14% and 15% of consolidated net sales, respectively. Franchisees are financially independent from Party City and diversify our credit exposure.

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

         Competitors include smaller independent specialty manufacturers, as well as divisions or subsidiaries of large companies with greater financial and other resources than ourselves. Certain of these competitors control various product licenses for widely recognized images, such as cartoon or motion picture characters, which could provide them with a competitive advantage. However, through the acquisitions of Anagram and

M&D Industries, we have acquired a strong portfolio of character licenses for use in the design and production of our metallic balloons.

COPYRIGHTS

         We own copyrights on the designs we create and use on our products and trademarks on the words and designs used on or in connection with our products. It is our practice to register our copyrights with the United States Copyright Office to the extent we deem reasonable. We do not believe that the loss of copyrights or trademarks with respect to any particular product or products would have a material adverse effect on our business. We hold over 150 licenses, allowing us to use various cartoon and other characters and designs principally on our metallic balloons. None of these licenses is individually material to our aggregate business and we do not incur any material licensing expenses.

EMPLOYEES

         As of December 31, 2003, the Company had approximately 1,900 employees, none of whom is represented by a labor union. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

         The Company maintains its corporate headquarters in Elmsford, New York and conducts its principal design, manufacturing and distribution operations at the following facilities:

                                                                                                OWNED OR LEASED
        LOCATION                   PRINCIPAL ACTIVITY                  SQUARE FEET           (WITH EXPIRATION DATE)
-------------------------   ----------------------------------    -------------------       ------------------------
Elmsford, New York          Executive Offices; showrooms;         109,000 square feet       Leased (expiration date:
                            design and art production of party                              December 31, 2007)
                            products and decorations

Harriman, New York          Manufacture of paper napkins          75,000 square feet        Leased (expiration date:
                            and cups                                                        March 31, 2006)

Providence, Rhode Island    Manufacture and distribution          277,700 square feet       Leased (expiration date:
                            of plastic plates, cups and bowls                               April 26, 2006)

Louisville, Kentucky        Manufacture and distribution          189,000 square feet       Leased (expiration date:
                            of paper plates                                                 March 31, 2010)

Newburgh, New York          Manufacture of paper napkins          53,000 square feet        Leased (expiration date:
                            and cups                                                        May 31, 2008)

Eden Prairie, Minnesota     Manufacture and distribution          115,600 square feet       Owned
                            of balloons and accessories

Tijuana, Mexico             Manufacture and distribution          75,000 square feet        Leased (expiration date:
                            of party products                                               May 16, 2007)

Chester, New York (1)       Distribution of decorative party      287,000 square feet       Owned
                            products

Chester, New York (2)       Distribution of decorative party      544,000 square feet       Owned
                            and gift products

Goshen, New York            Warehousing of decorative             130,000 square feet       Leased (expiration date:
                            party products                                                  October 31, 2006)

Milton Keynes, England      Distribution of party products        110,000 square feet       Leased (expiration date:
                            throughout United Kingdom                                       June 30, 2017)
                            and Europe

Chanhassen, Minnesota       Distribution of balloons and          62,200 square feet        Leased (expiration date:
                            accessories                                                     October 14, 2004)

(1) Property subject to a ten-year mortgage securing a loan in the original principal amount of $5.9 million and bearing interest at a rate of 8.51%. The loan matures in September 2004. The principal amount outstanding as of December 31, 2003 was approximately $445,000.

(2) Property subject to first and second lien mortgage loans in the original principal amount of $10.0 million each with a financial institution and the New York State Job Development Authority, respectively. The first lien mortgage note bears interest at LIBOR plus 2.75%. However, we have utilized an interest rate swap agreement to effectively fix the loan rate at 8.40% for the term of the loan. The second lien mortgage note bears interest at a rate of 3.31%, subject to change under certain conditions. Both notes are for a term of 96 months and require monthly payments based on a 180-month amortization period with balloon payments upon maturity in January 2010. At December 31, 2003, the principal amounts outstanding under the first and second lien mortgage notes were approximately $8.7 million and $9.0 million, respectively.

         Additionally, we maintain smaller distribution facilities in Australia, Canada and Mexico. We also maintain sales offices in Australia, Canada, Hong Kong and Japan and showrooms in New York, California, Georgia, Texas, Canada and Hong Kong.

         We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. To the extent such capacity is not needed for the manufacture of our products, we generally use such capacity for the manufacture of products for others pursuant to terminable agreements. All properties generally are used on a basis of two shifts per day. We also believe that upon the expiration of our current leases, we will be able either to secure renewal terms or to enter into leases for alternative locations at market terms.

ITEM 3. LEGAL PROCEEDINGS

         We are a party to certain claims and litigation in the ordinary course of business. We do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect on our financial condition or future results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         There is no public trading market for the Company Common Stock.

         As of the close of business on March 26, 2004, there were 27 holders of record of the Company Common Stock.

         On March 30, 2001, the Board of Directors authorized 500 shares of preferred stock, $0.10 par value, and designated 100 shares as Series A Redeemable Convertible Preferred Stock ("Series A Redeemable Convertible Preferred Stock"). Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co. (collectively, "GSCP") for proceeds of $6.0 million. Dividends are cumulative and payable annually, at 6% per annum. Dividends payable on or prior to March 30, 2004, are payable in additional shares of Series A Redeemable Convertible Preferred Stock. Subsequent to March 30, 2004, dividends are payable, at the option of the Company, either in cash or additional shares of Series A Redeemable Convertible Preferred Stock. On March 30, 2003, the annual dividend was distributed in additional shares of Series A Redeemable Convertible Preferred Stock. See Note 14 to the Company's

2003 Consolidated Financial Statements which are included in this report beginning on page F-2.

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

EQUITY COMPENSATION PLAN INFORMATION

                                                                                                    (c)
                                                                                            Number of securities
                                              (a)                        (b)               remaining available for
                                    Number of securities to be     Weighted - average       future issuance under
                                     issued upon exercise of       exercise price of         equity compensation
                                       outstanding options,       outstanding options,   plans (excluding securities
                                        warrants and rights       warrants and rights      reflected in column (a))
                                    --------------------------    -------------------    ---------------------------
Equity compensation plans
  approved by security holders               186.485                    $113,715                   13.515

Equity compensation plans not
  approved by security holders                     -                           -                        -
                                             -------                    --------                   ------
           Total                             186.485                    $113,715                   13.515
                                             =======                    ========                   ======

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data presented below under the captions "Statement of Income Data," and "Balance Sheet Data" as of the end of and for each of the years in the five-year period ended December 31, 2003, are derived from the consolidated financial statements of Amscan Holdings, Inc. The consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003 and the report thereon, are included in this report under Item 8, "Financial Statements and Supplementary Data." The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                        YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------------------------------------
                                                                      2003          2002         2001         2000          1999
                                                                   ---------     ---------     ---------    ---------    ---------
                                                                                         (Dollars in thousands)
STATEMENT OF INCOME DATA:
  Net sales ....................................................   $ 402,816     $ 385,603     $ 345,183    $ 323,484    $ 304,892
  Cost of sales ................................................     269,125       252,980       225,036      206,872      194,632
                                                                   ---------     ---------     ---------    ---------    ---------
  Gross profit .................................................     133,691       132,623       120,147      116,612      110,260
  Selling expenses .............................................      36,515        34,619        31,414       28,578       23,235
  General and administrative expenses ..........................      31,925        32,056        33,317       31,958       30,694
  Provision for doubtful accounts ..............................       2,588         3,008         3,758        7,133        2,906
  Art and development costs ....................................       9,395        10,301         8,772        8,453        8,650
  Write-off of deferred financing and IPO-related costs (1) ....                     2,261
  Restructuring charges (2) ....................................       1,007         1,663                        500          995
                                                                   ---------     ---------     ---------    ---------    ---------
  Income from operations .......................................      52,261        48,715        42,886       39,990       43,780
  Interest expense, net ........................................      26,368        21,792        24,069       26,355       26,365
  Gain on sale of available-for-sale securities (3) ............      (1,486)
  Other expense (income), net ..................................          52          (311)           24           96           35
                                                                   ---------     ---------     ---------    ---------    ---------
  Income before income taxes and minority interests ............      27,327        27,234        18,793       13,539       17,380
  Income tax expense ...........................................      10,065        10,757         7,423        5,348        7,100
  Minority interests ...........................................          99            12            68           75           73
                                                                   ---------     ---------     ---------    ---------    ---------
  Net income ...................................................      17,163        16,465        11,302        8,116       10,207
  Dividend on redeemable convertible preferred stock ...........         399           376           270
                                                                   ---------     ---------     ---------    ---------    ---------
  Net income applicable to common shares .......................   $  16,764     $  16,089     $  11,032    $   8,116    $  10,207
                                                                   =========     =========     =========    =========    =========
OTHER FINANCIAL DATA:
  Gross margin percentage ......................................        33.2%         34.4%         34.8%        36.0%        36.2%
  Capital expenditures, including assets under capital leases ..   $  12,668     $  17,765     $  37,623    $  18,576    $  12,283
  Depreciation and amortization (4) ............................      16,119        13,962        15,468       14,487       12,931
  Ratio of earnings to fixed charges (5) .......................         1.9x          2.0x          1.6x         1.4x         1.6x

                                                                                             AT DECEMBER 31,
                                                                   ---------------------------------------------------------------
                                                                      2003          2002         2001          2000         1999
                                                                   ---------     ---------     ---------    ---------    ---------
                                                                                           (Dollars in thousands)
BALANCE SHEET DATA:

  Working capital ..............................................   $ 120,559     $ 119,256     $  96,713    $  83,760    $  82,228
  Total assets .................................................     382,102       372,497       310,474      280,627      263,487

  Short-term obligations (6) ...................................   $  23,237     $   3,220     $   4,155    $  14,089    $   8,250
  Long-term obligations ........................................     272,272       295,420       278,443      261,815      266,891
                                                                     -------     ---------     ---------    ---------    ---------
  Total obligations ............................................   $ 295,509     $ 298,640     $ 282,598    $ 275,904    $ 275,141
                                                                    ========      ========      ========     ========     ========

  Redeemable convertible preferred stock (7) ...................   $   7,045     $   6,646     $   6,270
  Redeemable Common Stock (8) ..................................       9,498        30,523        29,949    $  28,768    $  23,582
  Stockholders' deficit (8) ....................................      (8,619)      (46,283)      (77,305)     (86,881)     (88,529)

         (1) During the fourth quarter of 2002, we amended and restated our credit facility with various lenders which resulted in a $1.5 million write-off of deferred financing costs associated with the facility. Additionally, during the fourth quarter of 2002, we decided not to pursue an initial public offering ("IPO") of shares of our Common Stock given valuations available in the equity markets at that time, which resulted in a $0.8 million write-off of costs associated with the offering. On March 12, 2003, we filed a Form RW with the Commission withdrawing our registration statement for the IPO.

         (2) During 2003 and 2002, we incurred restructuring charges of $1.0 million and $1.7 million, respectively, resulting from the consolidation of certain domestic and foreign distribution operations, and during 2003, the ongoing integration of M&D Industries.

                  We recorded charges of $0.5 million in 2000 in connection with the restructuring of our distribution operations and consolidation of certain manufacturing operations.

                  During the fourth quarter of 1999, we recorded restructuring charges of $1.0 million in association with the proposed construction of a new distribution facility. The charges represented building costs written-off due to the relocation of the proposed site.

         (3) During 2003, the Company sold shares of common stock of a customer that it received in connection with the customer's reorganization in bankruptcy. The Company received net proceeds of approximately $2.0 million and recognized a gain of approximately $1.5 million.

         (4) Depreciation and amortization includes amortization of goodwill of $2.6 million, $2.6 million, and $2.7 million in 2001, 2000, and 1999, respectively.

         (5) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes and minority interests plus fixed charges. Fixed charges consist of interest expense on all obligations, amortization of deferred financing costs and an estimate of the rental expense on operating leases representing that portion of rental expense deemed by the Company to be attributable to interest.

         (6) Short-term obligations consists primarily of borrowings under bank lines of credit and the current portion of long-term debt. At December 31, 2003, the current portion of long-term debt includes a $20.2 million prepayment of the Company's Term Loan which was paid in March 2004 and was required based on the Company's excess cash flows, as defined, for the year ended December 31, 2003.

         (7) On March 30, 2001, the Board of Directors authorized 500 shares of our preferred stock, $0.10 par value, and designated 100 shares as Series A Redeemable Convertible Preferred Stock. Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP, for proceeds of $6.0 million. Dividends are cumulative and payable annually, at 6% per annum. Dividends payable on or prior to March 30, 2004, are payable in additional shares of Series A Redeemable Convertible Preferred Stock. Subsequent to March 30, 2004, dividends are payable, at the option of the Company, either in cash or additional shares of Series A Redeemable Convertible Preferred Stock. On March 30, 2003 and 2002, the annual dividend was distributed in additional shares of Series A Redeemable Convertible Preferred Stock. As of December 31, 2003, accrued dividends aggregated approximately $0.3 million, and are included in redeemable convertible preferred stock on the consolidated balance sheet. At December 31, 2003, 44.94 shares of our preferred stock were issued and outstanding. Each share of Series A Redeemable Convertible Preferred Stock is convertible at the option of the holder at any time into shares of Common Stock of the Company, $0.10 par value, at a conversion rate of 1.0 share of Common Stock for each share of Series A Redeemable Convertible Preferred Stock, subject to adjustment under certain conditions.

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

                  During 2003, the redemption feature on 126.65 shares of Common Stock held by a former officer expired, resulting in a $19.6 million reduction in redeemable Common Stock and a corresponding decrease in stockholders' deficit. In addition, during 2003, the Company purchased and retired 22 shares of redeemable Common Stock held by officers of the Company at a fair value of $150,000 per share, resulting in a reduction in redeemable Common Stock of $3.3 million.

                  During 2002, as partial consideration for the acquisition of M&D Industries, the Company issued

                  96.774 shares of Common Stock to American Greetings Corporation ("American Greetings") at a fair value of $155,000 per share, or an aggregate value of $15.0 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Over the past several years, the party goods industry has experienced significant changes in both distribution channels and product offerings. Although there has been consolidation in the party superstore distribution channel in the past five years, the number of party superstores continues to increase. Due, in part, to the success of the party superstore distribution channel, party goods manufacturers have broadened their product offerings to support the celebration of a greater number of occasions. The industry's growth has been directly affected by these changes. To achieve further sales growth and expansion, we utilize a specialty sales effort to focus more closely on card and gift stores and other independent retailers and have created expansive gift lines encompassing home, baby and wedding products for general gift giving or self-purchase, principally for this distribution channel.

         Our revenues are generated from sales of approximately 38,000 SKU's consisting of party goods for all occasions, including paper and plastic tableware, accessories and novelties, metallic balloons, stationery and gift items. Tableware (plates, cups, cutlery, napkins and tablecovers) is our core product category, with coordinating accessories (e.g., balloons, banners, gifts and stationery) and novelties (e.g., party favors) being offered to complement these tableware products. As a metallic balloon manufacturer, we have a strong presence in grocery, gifts and floral distribution channels, and have leveraged our strong presence to bring additional party goods to these markets. In February 2002, we completed the strategic acquisition of M&D Industries, a metallic balloon manufacturer with a strong portfolio of character licenses that complement those of our previously existing portfolio.

FACTORS WHICH AFFECT OUR FINANCIAL PERFORMANCE

Sales Concentration

         Our sales volume is concentrated with several important customers, generally party superstores. Our sales concentration also causes our receivables to be concentrated within the party superstore channel. From time to time, we have made significant additional provisions for credit losses and have restructured the terms of accounts receivable because of changes in the credit condition of certain superstore customers. Economic difficulties experienced in this channel have affected and may continue to affect the Company's financial results.

Design Trends and Customer Preferences

         Our strategy and our relationships with our customers are dependent on our regular introduction of new designs that are attractive and distinctive. We must anticipate the tastes and preferences of party goods retailers and consumers in order to compete for their business successfully. Our failure to anticipate, identify or react appropriately to changes in consumer tastes could, among other things, lead to excess inventories, a shortage of products and lost sales.

Competition

        The party goods industry is highly competitive. We compete with many other companies, including smaller, independent specialty manufacturers and divisions or subsidiaries of larger companies with greater financial and other resources than we have. Some of our competitors control licenses for widely recognized images, such as cartoon or motion picture characters, and have broader access to mass market retailers which could provide them with a competitive advantage

Raw Material and Production Costs

         The costs of our key raw materials (paper and petroleum-based resin) fluctuate. Generally, the Company absorbs movements in raw material costs it considers temporary or insignificant. However, cost increases that are considered other than temporary may require the Company to increase its prices to maintain its margins. Customers may resist such price increases.

         Products we manufacture, primarily tableware and metallic balloons, represented approximately 65% of our sales in 2003. During the past three years, we have invested approximately $26.0 million in printing, fabrication, packaging and other manufacturing equipment, which has allowed us to increase productivity rates, thereby lowering labor and overhead as a percentage of manufacturing costs and increasing manufacturing margins. We believe our ability to manufacture approximately 65% of our products enables us to lower production costs by optimizing production while minimizing inventory investment, to ensure product quality through rigid quality control procedures during production and to be responsive to our customers' product design demands.

Interest Rates

         Although we may utilize interest rate swap agreements to manage the market risk associated with fluctuations in interest rates, we are exposed to fluctuations in interest rates on a significant portion of our variable rate debt.

Exchange Rates

         We are exposed to foreign currency risk, predominately in European countries, principally from fluctuations in the Euro and British Pound and their impact on sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

PERCENTAGE OF NET SALES

                                                                        YEAR ENDED DECEMBER 31,
                                                                        -----------------------
                                                                         2003             2002
                                                                        ------           ------
Net sales ...................................................           100.0%           100.0%
Cost of sales ...............................................            66.8             65.6
                                                                        -----            -----
    Gross profit ............................................            33.2             34.4
Operating expenses:
    Selling expenses ........................................             9.1              9.0
    General and administrative expenses .....................             7.9              8.3
    Provision for doubtful accounts .........................             0.6              0.8
    Art and development costs ...............................             2.3              2.7
    Write-off of deferred financing and IPO-related costs ...                              0.6
    Restructuring charges ...................................             0.3              0.4
                                                                        -----            -----
Total operating expenses ....................................            20.2             21.8
                                                                        -----            -----
    Income from operations ..................................            13.0             12.6
Interest expense, net .......................................             6.5              5.6
Gain on sale of available-for-sale securities ...............            (0.3)
Other income, net ...........................................                             (0.1)
                                                                        -----            -----
    Income before income taxes and minority interests .......             6.8              7.1
Income tax expense ..........................................             2.5              2.8
Minority interests
                                                                        -----            -----
    Net income ..............................................             4.3%             4.3%
                                                                        =====            =====

Net Sales

         Net sales of $402.8 million for the year ended December 31, 2003 were $17.2 million or 4.5% higher than net sales for the year ended December 31, 2002. During the year ended December 31, 2003, our domestic sales of party goods, including metallic balloons, grew by 3.1% over 2002. Contract manufacturing increased by 17.5% during 2003, as compared to 2002. International net sales reported for the year ended December 31, 2003 increased by 5.3%, principally as a result of favorable foreign currency exchange fluctuations. Domestic sales performance during 2003 was adversely affected by general economic conditions which resulted in a weak retail environment and, during the first quarter of 2003, severe weather conditions.

Gross Profit

         Gross profit margin for the year ended December 31, 2003, of 33.2% was 1.2% lower than the corresponding period in 2002. Gross profit margin for the year ended December 31, 2003 reflects the impact of product sales and customer mix (particularly solid color tableware and contract manufacturing) and additional depreciation and amortization and equipment rental costs associated with the new distribution facility that became operational in the fourth quarter of 2002. Gross profit margin for the year ended December 31, 2003 also reflects additional production costs incurred during the first and second quarters of 2003 in connection with the integration of M&D Industries, redundant costs arising from the Company's transition from four to three east coast distribution facilities and additional distribution costs incurred as a result of severe weather conditions during the first quarter of 2003, partially offset by operating efficiencies from the transition to the new distribution facility.

Operating Expenses

         Selling expenses of $36.5 million for the year ended December 31, 2003 were $1.9 million higher than in the corresponding period in 2002 principally due to the inclusion of the operating results of M&D Industries for two additional months in 2003 and the continued development of our specialty sales effort. Selling expenses, as a percentage of net sales, increased from 9.0% to 9.1%.

         General and administrative expenses of $31.9 million for the year ended December 31, 2003 were relatively consistent with the corresponding period in 2002 as increased insurance and occupancy costs were offset by synergies realized from the consolidation of M&D Industries' administrative functions into our existing operations. As a percentage of sales, general and administrative expenses decreased by 0.4% to 7.9% for the year ended December 31, 2003.

          During the second quarter of 2003, a customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and, as a result, we charged $1.8 million to the provision for doubtful accounts during the year ended December 31, 2003. This customer accounted for approximately 2.1% of our net sales for the year ended December 31, 2003. We do not believe the potential loss of this customer will have a material adverse effect on our future results of operations or our financial condition.

         Art and development costs of $9.4 million for the year ended December 31, 2003 were $0.9 million lower than for the corresponding period in 2002, principally due to synergies realized from the integration of M&D Industries' art and development departments into our existing operations. As a percentage of sales, art and development costs decreased by 0.4% to 2.3% for the year ended December 31, 2003.

         During the fourth quarter of 2002, we amended and restated our credit facility with various lenders which resulted in a $1.5 million write-off of deferred financing costs associated with the facility. Additionally, during the fourth quarter of 2002, we decided not to pursue an initial public offering of our Common Stock, given the valuations available in the equity markets at that time, which resulted in a $0.8 million write-off of costs associated with the offering. On March 12, 2003, we filed a Form RW with the Commission withdrawing our registration statement for the IPO.

         During the years ended December 31, 2003 and 2002, we incurred restructuring charges of $1.0 million and $1.7 million, respectively, resulting from the consolidation of certain domestic and foreign distribution operations, in addition to the ongoing integration of M&D Industries. The further consolidation of domestic distribution operations may result in additional restructuring charges in subsequent periods.

Interest Expense, net

         Interest expense, net, of $26.4 million for the year ended December 31, 2003 was $4.6 million higher than for the year ended December 31, 2002 and reflects the impact of higher average borrowings and a higher average effective interest rate (8.8% in 2003 versus 7.2% in 2002). We incurred a higher average effective interest rate in 2003 as a result of the amortization of the original issue discount and the 2% LIBOR floor required by our Second Amended and Restated Credit and Guaranty Agreement dated December 20, 2002.

Gain on sale of available-for-sale securities

         During the year ended December 31, 2003, we sold shares of common stock of a customer which we received in connection with the customer's reorganization in bankruptcy. We received net proceeds of approximately $2.0 million and recognized a gain of $1.5 million.

Income Taxes

         Income taxes for the years ended December 31, 2003 and 2002 were provided for at consolidated effective income tax rates of 36.8% and 39.5%, respectively. Our effective income tax rates exceed the federal statutory income tax rate primarily due to state income taxes, partially offset, for the year ended December 31, 2003, by the benefit of foreign tax credits.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

PERCENTAGE OF NET SALES

                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                                                           2002            2001
                                                                         --------        -------
Net sales ........................................................        100.0%          100.0%
Cost of sales ....................................................         65.6            65.2
                                                                          -----           -----
    Gross profit .................................................         34.4            34.8
Operating expenses:
    Selling expenses .............................................          9.0             9.1
    General and administrative expenses ..........................          8.3             9.7
    Provision for doubtful accounts ..............................          0.8             1.1
    Art and development costs ....................................          2.7             2.5
    Write-off of deferred financing and IPO-related costs ........          0.6
    Restructuring charges ........................................          0.4
                                                                          -----           -----
Total operating expenses .........................................         21.8            22.4
                                                                          -----           -----
    Income from operations .......................................         12.6            12.4
Interest expense, net ............................................          5.6             7.0
Other income, net ................................................         (0.1)
                                                                          -----           -----
    Income before income taxes and minority interests ............          7.1             5.4
Income tax expense ...............................................          2.8             2.1
Minority interests ...............................................
                                                                          -----           -----
    Net income ...................................................          4.3%            3.3%
                                                                          =====           =====

Net Sales

         Net sales of $385.6 million for the year ended December 31, 2002 were $40.4 million or 11.7% higher than net sales for the year ended December 31, 2001. During the year ended December 31, 2002, our net sales of party goods to the party superstore distribution channel grew by 5.3%. Our specialty sales effort, which brings party goods and related gift products to card and gift stores and other independent retailers, achieved 42.1% net sales growth during the year ended December 31, 2002. Domestic net sales of metallic balloons and flexible packaging during the year ended December 31, 2002 increased by 39.7% when compared to 2001, principally as a result of the February 2002 acquisition of M&D Industries (see Liquidity and Capital Resources).

Gross Profit

         Gross profit margin for the year ended December 31, 2002 of 34.4% was 0.4% lower than in 2001 principally due to the impact of product mix (particularly solid color tableware), start-up costs associated with the new distribution facility which became fully operational during the fourth quarter of 2002 and increased insurance costs, much of which was a result of the events of September 11, 2001.

Operating Expenses

         Selling expenses of $34.6 million for the year ended December 31, 2002 were $3.2 million higher than in 2001 principally due to the inclusion of the operating results of M&D Industries and the continued expansion of our specialty sales efforts. Selling expenses, as a percentage of net sales, decreased from 9.1% to 9.0%, as we continue to leverage our sales infrastructure.

         General and administrative expenses of $32.1 million for the year ended December 31, 2002 were $1.3 million lower than 2001. The net decrease in general and administrative expenses principally reflects the elimination of goodwill amortization in 2002, which totaled $1.6 million during the year ended December 31, 2001. The elimination of goodwill amortization was partially offset by the inclusion of the operating results of M&D Industries and increased insurance costs and employee wages. As a percentage of sales, general and administrative expenses decreased by 1.4% to 8.3%.

         The provision for doubtful accounts of $3.0 million for the year ended December 31, 2002 decreased by $0.8 million and from 1.1% to 0.8% of net sales compared to 2001. During the second half of 2001, a customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and, as a result, we charged $2.5 million to the provision for doubtful accounts to fully provide for this customer's accounts receivable balance. The customer accounted for 2.1% of our net sales in 2001.

         Art and development costs of $10.3 million for the year ended December 31, 2002 were $1.5 million higher as compared to 2001, principally due to an increase in staff and the inclusion of the operating results of M&D Industries. As a percentage of sales, art and development costs increased by 0.2% to 2.7%.

         During the fourth quarter of 2002, we amended and restated our existing credit facility with various lenders which resulted in a $1.5 million write-off of deferred financing costs associated with the facility. Additionally, during the fourth quarter of 2002, we decided not to pursue an IPO, given the valuations available in the equity markets at that time, which resulted in a $0.8 million write-off of costs associated with the offering. On March 12, 2003, we filed a Form RW with the Commission withdrawing our registration statement for the IPO.

         During 2002, we incurred charges of $0.6 million resulting from the consolidation of the fabrication operations of M&D Industries. In addition, we incurred charges of $0.4 million and $0.7 million relating to the consolidation of certain domestic and foreign distribution operations, respectively.

Interest Expense, net

         Interest expense, net, of $21.8 million for the year ended December 31, 2002 was $2.3 million lower than 2001 reflecting lower average interest rates (7.2% in 2002 versus 8.4% in 2001), partially offset by higher average borrowings.

Income Taxes

         Income taxes for the years ended December 31, 2002 and 2001 were provided for at a consolidated effective income tax rate of 39.5%. The effective income tax rate exceeds the federal statutory income tax rate primarily due to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE

      On March 26, 2004, the Company signed a definitive merger agreement providing for a recapitalization of the Company in which the Company will merge with AAH Acquisition Corporation ("AAH"), a newly-formed corporation affiliated with AAH Holdings Corporation, an entity jointly controlled by affiliates of Berkshire Partners LLC and Weston Presidio (see Note 20 to our 2003 Consolidated Financial Statements which are included in this report beginning on page F-2).

         On December 20, 2002, we amended and restated our credit facility with various lenders (the "Lenders"), with Goldman Sachs Credit Partners L.P. as sole lead arranger, sole bookrunner and syndication agent. Under the terms of the Second Amended and Restated Credit and Guaranty Agreement (the "Credit Agreement"), the Lenders agreed to amend and restate our bank credit agreements in their entirety and to provide a $200.0 million senior secured facility consisting of a $170.0 million term loan (the "Term Loan") and up to $30.0 million aggregate principal amount of revolving loans (the "Revolver"). The proceeds of the Term Loan were used to repay our AXEL term loan of $148.5 million and revolver borrowings of $16.0 million existing at the closing date and to pay certain fees and expenses associated with the refinancing.

         The Term Loan was funded at a 1.0% original issue discount and provides for amortization (in quarterly installments) of 1.0% per annum through June 15, 2006, and will then amortize in equal quarterly payments through June 15, 2007. The Term Loan bears interest, at our option, at the index rate plus 3.50% per annum or at LIBOR plus 4.50% per annum, with a LIBOR floor of 2.0%. At December 31, 2003, the Term Loan, net of unamortized discount, was $168,300,000 and the floating interest rate on the Term Loan was 6.50%. We are required to make prepayments under the Credit Agreement based upon the net proceeds from certain asset sales and insurance or condemnation awards, the issuances of certain debt and equity securities, and based on annual excess cash flows, as defined. We were required to make a $20.2 million prepayment of the Term Loan in March 2004 based on our excess cash flows for the year ended December 31, 2003.

         Our Revolver expires on June 15, 2007, and bears interest, at our option, at the index rate plus, based on performance, a margin ranging from 2.00% to 3.50% per annum, or at LIBOR plus, based on performance, a margin ranging from 3.00% to 4.50% per annum, with a LIBOR floor of 2.0%. At December 31, 2003, we had no borrowings under the Revolver. Standby letters of credit totaling $7.1 million were outstanding and we had borrowing capacity of approximately $22.9 million under the terms of the Revolver at December 31, 2003.

         The Term Loan and borrowings under the Revolver are secured by a first priority lien on substantially all of our assets and are guaranteed by our domestic subsidiaries. We are required to maintain certain financial ratios during the term of the Credit Agreement, including leverage and interest coverage ratios.

         In addition to the Revolver, we have a 400,000 Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate plus 0.6% and expires on April 30, 2004, a 1.0 million British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on June 1, 2004 and a $1.0 million revolving credit facility which bears interest at LIBOR plus 1.0% and expires on December 31, 2004. We expect to renew these revolving credit facilities upon expiration. No borrowings were outstanding under these revolving credit facilities at December 31, 2003.

         At December 31, 2003, we had $110.0 million of senior subordinated notes (the "Notes") outstanding. The Notes bear interest at a rate of 9.875% per annum and mature in December 2007. Interest is payable semi-annually on June 15 and December 15 of each year. The Notes are redeemable at our option, in whole or in part, at redemption prices ranging from 103.292% to 100%, plus accrued and unpaid interest to the date of redemption. Upon the occurrence of a Change of Control, as defined in the note indenture, we will be obligated to make an offer to purchase the Notes, in whole or in part, at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of purchase. If a Change of Control were to occur, we may not have the financial resources to repay all of our obligations under the Credit Agreement, the note indenture and the other indebtedness that would become payable upon the occurrence of such Change of Control.

         We financed the cost to purchase property in 2000 and to construct a new domestic distribution facility completed in 2001 (total cost of $30.2 million) using borrowings under the then existing revolving credit facility and, in 2001, the proceeds from the issuance of Series A Redeemable Convertible Preferred Stock of $6.0 million (noted below) and long-term borrowings consisting of a first and second lien mortgage note in the original principal amount of $10.0 million each with a financial institution and the New York State Job Development Authority, respectively. The first lien mortgage note bears interest at LIBOR plus 2.75%. However, we have utilized an interest rate swap agreement to effectively fix the loan rate at 8.40% for the term of the loan. The second lien mortgage note bears interest at the rate of 3.31%, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority's confidential internal protocols. Both notes are for a term of 96 months and require monthly payments based on a 180-month amortization period with balloon payments upon maturity in January 2010.

         On March 30, 2001, the Board of Directors authorized 500 shares of preferred stock, $0.10 par value, and designated 100 shares as Series A Redeemable Convertible Preferred Stock. Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP for proceeds of $6.0 million. Dividends are cumulative and payable annually at 6% per annum. Dividends payable on or prior to March 30, 2004, are payable in additional shares of Series A Redeemable Convertible Preferred Stock based on a value of $150,000 per share. Subsequent to March 30, 2004, dividends are payable, at our option, either in cash or additional shares of Series A Redeemable Convertible Preferred Stock. On March 30, 2003 and 2002, the annual dividend was distributed in additional shares of Series A Redeemable Convertible Preferred Stock. At December 31, 2003, 44.94 shares of Series A Redeemable Convertible Preferred Stock were issued and outstanding.

         On February 19, 2002, we purchased all of the outstanding common stock of M&D Industries, a Manteno, Illinois-based manufacturer of metallic and plastic balloons, from American Greetings for $27.5 million plus related costs. We financed the acquisition by borrowing $13.5 million under our then existing revolving credit facility and issuing 96.774 shares of our Common Stock to American Greetings, at a value of $155,000 per share. American Greetings continues to distribute metallic balloons under a supply agreement with the Company.

         We have several non-cancelable operating leases principally for office, distribution and manufacturing facilities, showrooms and warehouse equipment. These leases expire on various dates through 2017 and generally contain renewal options and require us to pay real estate taxes, utilities and related insurance costs. Rent expense for the years ended December 31, 2003 and 2002, totaled $13.3 million and $12.7 million, respectively. The minimum lease payments currently required under non-cancelable operating leases for the year ending December 31, 2004 approximate $10.5 million.

         On June 13, 2002, we filed a registration statement with the Commission for an IPO of our Common Stock. However, during the fourth quarter of 2002, we decided not to pursue the IPO, given the valuations available in the equity markets at that time, which resulted in a $0.8 million write-off of costs associated with the offering. On March 12, 2003, we filed a Form RW with the Securities and Exchange Commission withdrawing our registration statement for the IPO.

         The Credit Agreement and the Notes may affect our ability to make future capital expenditures and potential acquisitions. At December 31, 2003, we did not have material commitments for capital expenditures or other acquisitions. Based upon the current level of operations and anticipated growth, we anticipate that our operating cash flow, together with available borrowings under the Revolver will be adequate to meet anticipated future requirements for working capital and operating expenses for at least the next 12 months. However, our ability to make scheduled payments of principal of, or to pay interest on, or to refinance our indebtedness and to satisfy our other obligations will depend upon our future performance, which, to a certain extent, will be subject to general economic, financial, competitive, business and other factors beyond our control.

CASH FLOW DATA - YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

         Net cash provided by operating activities during the years ended December 31, 2003 and 2002, totaled $42.1 million and $20.3 million, respectively. Net cash flow provided by operating activities before changes in operating assets and liabilities for the years ended December 31, 2003 and 2002, was $42.1 million and $40.9 million, respectively. Changes in operating assets and liabilities for the year ended December 31, 2003 offset, principally reflecting the Company's efforts to reduce its investment in working capital. Changes in operating assets and liabilities, net of acquisition, for the year ended December 31, 2002 resulted in the use of cash of $20.6 million.

         Net cash used in investing activities during the year ended December 31, 2003 of $10.3 million consisted of additional investments in distribution and manufacturing equipment and other assets partially offset by proceeds of $2.2 million received from both the disposal of equipment and the sale of a portion of our investment in the common stock of a customer received in connection with the customer's reorganization in bankruptcy. Net cash used in investing activities during the year ended December 31, 2002 of $30.7 million consisted of $13.5 million relating to the acquisition of M&D Industries, $17.7 million of capital expenditures, including $3.1 million for equipment for the new domestic distribution facility, and $0.5 million of proceeds from disposal of property and equipment.

         During the year ended December 31, 2003, net cash used in financing activities of $4.2 million consisted of the scheduled payments on the Term Loan and other long-term obligations and the purchase of Common Stock from both our Chief Executive Officer and President, partially offset by proceeds from the exercise of stock options and the repayment of the notes receivable by both the Chief Executive Officer and President. During the comparable period in 2002, net cash provided by financing activities of $11.4 million consisted of net proceeds from the Term Loan of $164.0 million, which were used to repay our AXEL term loan and revolver borrowings at the closing date and to pay certain fees and expenses associated with the refinancing, scheduled payments of other long-term obligations totaling $3.1 million and loans to officers under notes totaling $0.2 million.

CASH FLOW DATA - YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Net cash provided by operating activities during the years ended December 31, 2002 and 2001, totaled $20.3 million and $26.3 million, respectively. Net cash flow provided by operating activities before changes in operating assets and liabilities for the years ended December 31, 2002 and 2001, was $40.9 million and $33.3 million, respectively. Changes in operating assets and liabilities, net of acquisition, for the years ended December 31, 2002 and 2001 resulted in the use of cash of $20.6 million and $7.0 million, respectively. The changes in operating assets and liabilities principally reflect increased working capital requirements consistent with our sales growth and, in 2002, increased inventory levels associated with our transition to our new domestic distribution facility during the fourth quarter.

         Net cash used in investing activities during the year ended December 31, 2002 of $30.7 million included $13.5 million relating to the acquisition of M&D Balloons, $17.7 million of capital expenditures, including $3.1 million for equipment for the new domestic distribution facility, and $0.5 million of proceeds from disposal of property and equipment. Net cash used in investing activities during the year ended December 31, 2001 consisted of $37.4 million of capital expenditures, including $21.8 million of costs to complete the construction of our new distribution facility and $6.3 million to acquire related distribution equipment.

         During the year ended December 31, 2002 net cash provided by financing activities of $11.4 million consisted of net proceeds from the Term Loan of $164.0 million, which were used to repay our AXEL term loan and revolver borrowings at the closing date and to pay certain fees and expenses associated with the refinancing, scheduled payments of other long-term obligations totaling $3.1 million and loans to officers under notes totaling $0.2 million. During the year ended December 31, 2001, net cash provided by financing activities of $11.0 million included the proceeds of $6.0 million from the issuance of 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP and the net proceeds from the two $10.0 million mortgage loans noted above. During 2001, we also repaid borrowings under our then existing revolving credit facility and AXEL term loan and other obligations totaling $13.5 million and made loans to officers under notes of $1.0 million.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

         Our contractual obligations at December 31, 2003 are summarized by the year in which the payments are due in the following table (dollars in thousands):

                                                                                                              More than
                                               Total       2004       2005       2006        2007      2008    5 years
                                              --------    -------   -------    -------     --------   ------  ---------
Long-term debt obligations (a).......         $295,245    $23,141   $ 2,519    $83,742     $173,074   $1,288   $11,481
Capital lease obligations (a)........              264         96       103         65
Operating lease obligations (b)......           45,667     10,500     9,344      7,456        6,331    1,801    10,235
Open purchase obligations (c)........              916        916
                                              --------    -------   -------    -------     --------   ------   -------
    Total contractual obligations ...         $342,092    $34,653   $11,966    $91,263     $179,405   $3,089   $21,716
                                              ========    =======   =======    =======     ========   ======   =======

(a) In March 2004, we were required to make a $20.2 million prepayment of our Term Loan based on our excess cash flows, as defined, for the year ended December 31, 2003. See Note 6 to our 2003 Consolidated Financial Statements which are included in this report beginning on page F-2.

(b) See Note 15 to our 2003 Consolidated Financial Statements which are included in this report beginning on page F-2.

(c) Represent payments required by non-cancelable purchase orders related to capital expenditures.

         At December 31, 2003, we had no borrowings under our Revolver or other bank credit facilities. Standby letters of credit totaling $7.1 million were outstanding at December 31, 2003. See Note 5 to our 2003 Consolidated Financial Statements which are included in this report beginning on page F-2.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet arrangements, as defined in Item 303(a) (4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

EFFECTS OF INFLATION

         Inflation has not had a material impact on our operations during the past three years.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe that the following significant accounting policies may involve a higher degree of judgment and complexity.

Revenue Recognition

         Our terms of sale are principally F.O.B. shipping point and, accordingly, title and the risks and rewards of ownership are transferred to the customer, and revenue is recognized, when goods are shipped. We estimate reductions to revenues for volume-based rebate programs at the time sales are recognized. Should customers earn rebates higher than estimated by us, additional reductions to revenues may be required.

Royalty Agreements

         Commitments for minimum payments under royalty agreements, a portion of which may be paid in advance, are charged to expense ratably, based on our estimate of total sales of related products. If all or a portion of the minimum guarantee subsequently appears not to be recoverable, the unrecoverable portion is charged to expense at that time.

Doubtful Accounts

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including consideration of our history of receivable write-offs, the level of past due accounts and the economic status of our customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

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

Long-Lived and Intangible Assets

         We review the recoverability of our long-lived assets, including definite-lived intangible assets other than goodwill, whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. For purposes of recognizing and measuring impairment, we evaluate long-lived assets other than goodwill based upon the lowest level of independent cash flows ascertainable to evaluate impairment. If the sum of the undiscounted future cash flows expected over the remaining asset life is less than the carrying value of the assets, we may recognize an impairment loss. The impairment related to long-lived assets is measured as the amount by which the carrying amount of the assets exceeds the fair value of the asset. When fair values are not readily available, we estimate fair values using expected discounted future cash flows.

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

LEGAL PROCEEDINGS

         We are a party to certain claims and litigation in the ordinary course of business. We do not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon our financial condition or future results of operations.

INCOME TAXES

         For information regarding income tax matters, see Note 13 of the Notes to Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2002, Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), was issued. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF No. 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date an entity committed to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial statements.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN No. 46"). FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("VIE's") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The consolidation provisions of FIN No. 46 apply immediately to variable interests in VIE's created after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ended after March 15, 2004 (except for special purpose entities for which the effective date is periods ended after December 31, 2003). We have performed an evaluation to identify such entities and do not believe that any entities fall within the scope of this standard.

         Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to our consolidated financial statements.

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report includes "forward-looking statements" within the meaning of various provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, including any changes to operations, goals, expansion and growth of our business and operations, plans, references to future success and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. Actual results may differ materially from those discussed. Whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to (1) the concentration of sales by us to party superstores where the reduction of purchases by a small number of customers could materially reduce our sales and profitability, (2) the concentration of our credit risk in party superstores, several of which are privately held and have expanded rapidly in recent years, (3) the failure by us to anticipate changes in tastes and preferences of party goods retailers and consumers, (4) the introduction by us of new product lines, (5) the introduction of new products by our competitors,
(6) the inability to increase prices to recover fully future increases in raw material prices, especially increases in prices of paper and petroleum-based resin, (7) the loss of key employees, (8) changes in general business conditions, (9) other factors which might be described from time to time in our filings with the Commission, and (10) other factors which are beyond our control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and the actual results or developments anticipated by us may not be realized or, even if substantially realized, may not have the expected consequences to or effects on our business or operations. Although we believe that we have the product offerings and resources needed for growth in revenues and margins, future revenue and margin trends cannot be reliably predicted. Changes in such trends may cause us to adjust our operations in the future. Because of the foregoing and other factors, recent trends should not be considered reliable indicators of future financial results. In addition, our highly leveraged nature may impair our ability to finance our future operations and capital needs and our flexibility to respond to changing business and economic conditions and business opportunities.

QUARTERLY RESULTS (UNAUDITED)

         Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines and customer base and increased promotional activities, the impact of seasonality on our quarterly results of operations in recent years has been limited. Promotional activities, including special dating terms, particularly with respect to Halloween and Christmas products sold in the third quarter, and the introduction of our new everyday products and designs during the fourth quarter result in higher accounts receivables and inventory balances and higher interest costs to support these balances. The following table sets forth our historical net sales, gross profit, income from operations and net income, by quarter, for 2003 and 2002.

                                                                FOR THE THREE MONTHS ENDED,
                                           ---------------------------------------------------------------------
                                            MARCH 31,       JUNE 30,       SEPTEMBER 30,         DECEMBER 31,
                                           -----------  ---------------  -----------------    ------------------
                                                              (DOLLARS IN THOUSANDS)
2003
Net sales..............................    $99,844      $100,996         $103,220             $98,756
Gross profit...........................     32,875        32,046           34,978              33,792
Income from operations.................     12,374 (a)    11,016 (a)(b)    14,378 (a)(b)       14,493
Net income.............................      3,462 (a)     2,706 (a)(b)     5,226 (a)(b)(c)     5,769 (c)

2002
Net sales..............................    $95,908      $ 94,129         $100,226             $95,340
Gross profit...........................     34,232        32,150           34,465              31,776
Income from operations.................     15,626        11,847 (a)       14,137 (a)           7,105 (a)(b)(d)
Net income.............................      6,231         3,940 (a)        5,436 (a)             858 (a)(b)(d)

(a) We incurred restructuring charges of $0.3 million, $0.5 million, and $0.2 million during the first, second, and third quarters of 2003, respectively, and $0.2 million, $0.6 million, and $0.9 million during the second, third and fourth quarters of 2002, respectively. These charges resulted from the consolidation of certain domestic and foreign distribution operations, in addition to the ongoing integration of M&D Industries.

(b) During the second quarter of 2003, a customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and, as a result, we charged a total of $3.3 million to the provision for doubtful accounts, of which approximately $1.5 million, $1.6 million and $0.2 million were charged during the fourth quarter of 2002 and the second and third quarters of 2003, respectively. This customer accounted for approximately 2.1% of our net sales for the year ended December 31, 2003. We do not believe the potential loss of this customer will have a material adverse effect on our future results of operations or our financial condition.

(c) We recognized gains of $1.0 million and $0.5 million during the third and fourth quarter of 2003, respectively, from the sale of shares of common stock of a customer which we had received in connection with the customer's reorganization in bankruptcy.

(d) During the fourth quarter of 2002, we amended and restated our credit facility with various lenders which resulted in a write-off of $1.5 million of deferred financing costs associated with the facility at that time. Additionally, during the fourth quarter of 2002, we decided not to pursue an IPO of shares of our Common Stock, given the valuations available in the equity markets at that time, which resulted in a $0.8 million write-off of costs associated with the offering. On March 12, 2003, we filed a Form RW with the Commission withdrawing our registration statement for the IPO.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we utilize interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the years ended December 31, 2003, 2002 and 2001, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes would have decreased, by $2.1 million, $3.4 million and $2.2 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

         Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $1.7 million, $1.5 million and $1.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the consolidated financial statements and supplementary data listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There were no material changes to the Company's internal controls over financial reporting during the fourth quarter of 2003.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages and positions with the Company of the persons who are serving as directors and executive officers of the Company at December 31, 2003.

     NAME                        AGE        POSITION
Terence M. O'Toole               45         Director, Chairman of the Board
Sanjeev K. Mehra                 45         Director
Joseph P. DiSabato               37         Director
Gerald C. Rittenberg             51         Chief Executive Officer and Director
James M. Harrison                52         President, Chief Operating Officer, and Director
James F. Flanagan                52         Executive Vice President
Michael A. Correale              46         Chief Financial Officer

         Terence M. O'Toole has been a Managing Director of Goldman, Sachs & Co. ("Goldman Sachs") in the Principal Investment Area since 1992. He is a member of Goldman Sachs' Principal Investment Area Investment Committee. Mr. O'Toole serves on the Boards of Directors of Western Wireless Corporation, R.H. Donnelley Corporation and several privately held companies on behalf of Goldman Sachs.

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

         James F. Flanagan became a Senior Vice President of the Company in July 2001 and became an Executive Vice President in January 2002. From 1975 to July 2001, Mr. Flanagan was employed at Hallmark Cards, Inc. where he most recently served as Vice President - Sales.

         Michael A. Correale became Chief Financial Officer in March 2002. Prior to that time, Mr. Correale served as Vice President -- Finance, from May 1997 to March 2002.

BOARD OF DIRECTORS

         The Board of Directors of the Company does not have any committees, including an audit committee. All decisions relating to the selection, compensation and oversight of the Company's independent auditors are made by the Company's Board of Directors. The functions of an audit committee are carried out by the full Board of Directors of the Company. The Board of Directors has determined that James M. Harrison is an "audit committee financial expert" within the meaning of Item 301(b)(2) of Regulation S-K of the Securities and Exchange Commission. Because of his roles as an executive officer of the Company, Mr. Harrison is not "independent," as used in Item 7(d)(iv) of Schedule 14A under the Securities Exchange Act of 1934. Other directors may also qualify as "audit committee financial experts."

CODE OF ETHICS

         The Company has adopted a Code of Business Conduct, a copy of which is filed with the Securities and Exchange Commission as an exhibit to this report. The Company's Code of Business Conduct is a "code of ethics," as defined in Item 406(b) of Regulation S-K of the Securities and Exchange Commission.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Because the Company Common Stock is not registered under the Exchange Act, none of the Company's directors, officers or stockholders is obligated to file reports of beneficial ownership of Company Common Stock pursuant to Section 16 of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the compensation earned for the past three years by the Company's Chief Executive Officer and all other executive officers of the Company as of December 31, 2003 whose aggregate salary and bonus for 2003 exceeded $100,000. The amounts shown include compensation for services in all capacities that were provided to the Company or its subsidiaries. Amounts shown were paid by the Company's principal subsidiary, Amscan Inc. Prior to the Company's recapitalization on December 19, 1997 (the "Merger") the Company granted stock options on shares of Company Common Stock ("Company Stock Options") pursuant to the 1996 Stock Option Plan for Key Employees (the "Prior Stock Plan"). Following the Merger, Company stock options ("Options") were granted pursuant to a new stock incentive plan and related option agreement (together, the "Option Documents") adopted by the Company. At the time of the Merger, certain employees converted Company Stock Options into options to purchase shares of Common Stock ("Rollover Options").

                                                                    Long-Term Compensation
                                                                    No. of Securities Under-    All Other
Name and Principal Position   Year      Salary        Bonus (a)      lying Options Granted    Compensation (b)
---------------------------   ----     --------       ---------     ------------------------  ----------------
Gerald C. Rittenberg          2003     $500,000       $766,263                25(c)                $7,694
   Chief Executive Officer    2002      325,328        722,000                                      9,115
                              2001      309,750        500,000                                      7,249

James M. Harrison             2003     $450,000       $689,058                25(c)                $7,694
   President and Chief        2002      303,188        649,000                                      9,115
   Operating Officer          2001      288,750        450,000                                      7,382

James F. Flanagan             2003     $250,000       $150,000                                     $7,694
   Executive Vice President   2002      250,000        150,000               2.5(e)                 3,615
                              2001       74,000 (d)    125,000               2.5(e)                    --

Michael A. Correale           2003     $193,269       $ 75,000                 4(c)                $7,544
   Chief Financial Officer    2002      183,100         75,000                                      9,115
                              2001      168,300         40,000                                      7,381

(a) Represents amounts earned with respect to the years indicated, whether paid or accrued.

(b) Represents contributions by the Company under a profit sharing and savings plan, as well as insurance premiums paid by the Company with respect to term life insurance for the benefit of the named executive officer.

(c) Represents Options granted to named executive officer in 2003.

(d) Mr. Flanagan became an employee of the Company on July 16, 2001.

(e) Represents Options granted to Mr. Flanagan in 2002 and 2001, respectively.

OPTION GRANTS TABLE

         The following table sets forth information concerning options which were granted during 2003 to the executive officers named in the Summary Compensation Table.

                                                                                                   POTENTIAL REALIZABLE VALUE AT
                        NUMBER OF      % OF TOTAL                                                     ASSUMED ANNUAL RATES OF
                       SECURITIES        OPTIONS                      MARKET                        STOCK PRICE APPRECIATION FOR
                       UNDERLYING      GRANTED TO                    PRICE AT                               OPTION TERM
                         OPTIONS      EMPLOYEES IN      EXERCISE      DATE OF     EXPIRATION       ------------------------------
       NAME            GRANTED (1)     FISCAL YEAR       PRICE       GRANT (2)       DATE            5%                   10%
       ----            -----------     -----------       -----       ---------       ----            --                   ---
Gerald C. Rittenberg       25            31.25%         $150,000     $150,000      June 19,         $591,095           $1,241,253
                                                                                     2006

James M. Harrison          25            31.25%         $150,000     $150,000      June 19,         $591,095           $1,241,253
                                                                                     2006

Michael A. Correale         4             5.00%         $150,000     $150,000      December 1,      $377,337           $  956,246
                                                                                     2013

(1) All options granted to Messrs. Rittenberg and Harrison listed in this column become exercisable on December 19, 2005 and expire three years after the date of grant. The options granted to Mr. Correale become exercisable ratably over five years beginning one year from the date of grant and expire ten years after the date of grant.

(2) Assumes a fair market value of the Company Common Stock underlying the options of $150,000 based on the value of Company Common Stock at December 31, 2003.

FISCAL 2003 YEAR END OPTION VALUES

                                     Number of Securities                   Value of Unexercised In the Money
                                Underlying Unexercised Options                  Options at Fiscal Year End
                               -------------------------------              ---------------------------------
      Name                     Exercisable       Unexercisable              Exercisable         Unexercisable
--------------------           -----------       -------------              -----------         -------------
Gerald C. Rittenberg              16.648             25.000                  $1,248,600         $           -

James M. Harrison                 16.268             25.000                   1,269,069                     -

James F. Flanagan                  1.500              3.500                           -                     -

Michael A. Correale                2.570              4.000                     198,703                     -

         The value of unexercised in the money options is based on the value of Company Common Stock of $150,000 per share at December 31, 2003. No Options or Rollover Options were exercised by the executive officers in the most recent fiscal year.

EMPLOYMENT ARRANGEMENTS

         Employment Agreement with Gerald C. Rittenberg. Gerald C. Rittenberg has an employment agreement with us, dated June 19, 2003, (the "Rittenberg Employment Agreement"), pursuant to which Mr. Rittenberg serves as Chief Executive Officer for a term expiring December 31, 2005 which term will be extended automatically for successive additional one-year periods, unless either the Company gives Mr. Rittenberg, or Mr. Rittenberg gives the Company, written notice of the intention not to extend the term no less than twelve months prior to the end of the term, whichever is then in effect. During 2003, Mr. Rittenberg received an annual base salary of $500,000, which will increase by 5% annually for the term of the Rittenberg Employment Agreement. Mr. Rittenberg will be eligible for an annual bonus for each calendar year if certain operational and financial targets are attained as determined by the board of directors in consultation with Mr. Rittenberg and a discretionary bonus may be awarded in the sole discretion of the board of directors. The Rittenberg Employment Agreement also provides for other customary benefits including incentive, savings and retirement plans, paid vacation, health care and life insurance plans and expense reimbursement.

         Under the Rittenberg Employment Agreement, if we terminate Mr. Rittenberg's employment other than for cause, death or disability, we would be obligated to pay Mr. Rittenberg a lump sum cash payment in an amount equal to the sum of (1) accrued unpaid salary, earned but unpaid bonus for any prior year, any deferred compensation and accrued but unpaid vacation pay (collectively, "Accrued Obligations") plus (2) severance pay equal to his annual base salary, provided, however, that in connection with a termination by the Company other than for cause or due to the his death or disability, such severance pay will be equal to Mr. Rittenberg's annual base salary multiplied by the number of years we elect as the Restriction Period (as defined below). Upon termination of Mr. Rittenberg's employment by the Company for cause, death or disability or if he terminates his employment, Mr. Rittenberg will be entitled to his unpaid Accrued Obligations. Additionally, upon termination of Mr. Rittenberg's employment during the current term or any additional term (1) by the Company other than for cause or (2) by reason of his death or disability, or if the current term or any additional term is not renewed at its expiration (other than for cause), the Rittenberg Employment Agreement provides for payment of a prorated portion of the bonus to which Mr. Rittenberg would otherwise have been entitled.

         The Rittenberg Employment Agreement also provides that during his current term, any additional term and during the three-year period following any termination of his employment (the "Restriction Period"), Mr. Rittenberg will not participate in or permit his name to be used or become associated with any person or entity that is or intends to be engaged in any business which is in competition with our business, or any of our subsidiaries or controlled affiliates, in any country in which we or any of our subsidiaries or controlled affiliates operate, compete or are engaged in such business or at such time intend to so operate, compete or become engaged in such business (a "Competitor"), provided, however, that if we terminate Mr. Rittenberg's employment other than for cause or due to the executive's death or disability, the Restriction Period will be instead a one, two or three-year period at our election. If all or substantially all of the stock or assets of the Company is sold or otherwise disposed of to a third party not affiliated with the Company, and Mr. Rittenberg is not offered employment on substantially similar terms by the Company or one of its continuing affiliates immediately thereafter, then for all purposes of the Rittenberg Employment Agreement, Mr. Rittenberg's employment shall be deemed to have been terminated by the Company other than for cause effective as of the date of such sale or disposition, provided however that the Company shall have no obligations to Mr. Rittenberg if he is hired or offered employment on substantially similar terms by the purchaser of the stock or assets of the Company. The Rittenberg Employment Agreement also provides for certain other restrictions during the Restriction Period in connection with (a) the solicitation of persons or entities with whom we have business relationships and (b) inducing any of our employees to terminate their employment or offering employment to such persons, in each case subject to certain conditions.

         Employment Agreement with James M. Harrison. James M. Harrison has an employment agreement with us, dated June 19, 2003, (the "Harrison Employment Agreement"), pursuant to which Mr. Harrison serves as our President for a term expiring December 31, 2005. During 2003, Mr. Harrison received an annual base salary of $450,000, which will increase by 5% annually during the term of the Harrison Employment Agreement. The Harrison Employment Agreement contains provisions for additional terms, salary increases during additional terms, non-discretionary and discretionary bonus payments, severance, other benefits, definitions of cause and disability, and provisions for non-competition and non-solicitation similar to those in the Rittenberg Employment Agreement.

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

STOCK PERFORMANCE GRAPH

         The Company's Common Stock has not traded publicly during the past five years. For this reason a graph indicating the relative performance of the Company Common Stock price to other standard measures has not been included since it would provide no meaningful information.

COMPENSATION COMMITTEE POLICIES

         During 2003, the compensation of executive officers of the Company, with the exception of Mr. Correale, was paid pursuant to the terms of existing employment agreements. The compensation paid to Mr. Correale was based on competitive salaries observed within the labor market.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         To the knowledge of the Company, no relationship of the type described in Item 402(j)(3) of Regulation S-K existed during 2003 with respect to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

                                                    SHARES OF COMPANY           PERCENTAGE
                                                      COMMON STOCK               OF CLASS
NAME OF BENEFICIAL OWNER                           BENEFICIALLY OWNED (a)     OUTSTANDING (a)
------------------------                           ---------------------      ---------------
Gerald C. Rittenberg (b).......................           64.442                    5.2%
James M. Harrison (c)..........................           26.044                    2.1
James F. Flanagan (d)..........................            4.500                    0.4
Garry Kieves, Garry Kieves Retained
   Annuity Trust and Garry Kieves
   Irrevocable Trust, in aggregate (e).........          147.520                   12.0
   2610 East 32nd Street
   Minneapolis, Minnesota 55406
Michael C. Correale (f)........................            2.669                    0.2
Terence M. O'Toole (g).........................               --                     --
Sanjeev K. Mehra (h)...........................               --                     --
Joseph P. DiSabato (i).........................               --                     --
American Greetings Corporation (j).............          105.082                    8.6
   One American Road
   Cleveland, Ohio 44144-2398
The Goldman Sachs Group, Inc.
   and affiliates (k)..........................          945.144                   74.8
   85 Broad Street
   New York, New York 10004
All directors and executive officers
as a group (7 persons) (l).....................           97.654                    7.8

(a) The amounts and percentages of Company Common Stock beneficially owned are reported on the basis of regulations of the Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he has no economic interest.

(b) Includes 16.648 shares which could be acquired by Mr. Rittenberg within 60 days upon exercise of options.

(c) Includes 16.268 shares which could be acquired by Mr. Harrison within 60 days upon exercise of options.

(d) Includes 1.5 shares which could be acquired by Mr. Flanagan within 60 days upon exercise of options.

(e) Includes 10 shares which could be acquired by Mr. Kieves within 60 days upon exercise of warrants.

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

(j) On February 19, 2002, the Company issued 96.774 shares of its Common Stock, at a value of $155,000 per share, to American Greetings in connection with the acquisition of M&D Industries.

(k) The Goldman Sachs Group, Inc. may be deemed to own beneficially in the aggregate 900.20 shares of Company Common Stock and 44.94 shares of Series A Redeemable Convertible Preferred Stock through the investment partnerships GS Capital Partners II, L.P. (which owns approximately
         564.811 shares of Company Common Stock and 28.202 shares of Series A Redeemable Convertible Preferred Stock), GS Capital Partners II Offshore, L.P. (which owns approximately 224.536 shares of Company Common Stock and 11.209 shares of Series A Redeemable Convertible Preferred Stock), Goldman Sachs & Co. Verwaltungs GmbH as nominee for GS Capital Partners II (Germany) C.L.P. (which owns approximately
         20.833 shares of Company Common Stock and 1.038 shares of Series A Redeemable Convertible Preferred Stock), Stone Street Fund 1997, L.P. (which owns approximately 60.597 shares of Company Common Stock and 3.025 shares of Series A Redeemable Convertible Preferred Stock) and Bridge Street Fund 1997, L.P. (which owns approximately 29.423 shares of Company Common Stock and 1.470 shares of Series A Redeemable Convertible Preferred Stock) (collectively the "Limited Partnerships"), of each of which affiliates of The Goldman Sachs Group, Inc. are the general partner or managing general partner. Each share of Series A Redeemable Convertible Preferred Stock is convertible at any time at the option of the holder into one share of Company Common Stock. The Goldman Sachs Group, Inc. disclaims beneficial ownership of the shares reported herein as beneficially owned by the Limited Partnerships except to the extent of its pecuniary interest therein. The Limited Partnerships share voting and investment power with The Goldman Sachs Group, Inc.

(l) Includes 36.986 shares which could be acquired by the executive officers within 60 days upon exercise of options.

         In December 2003 and January 2004, the Estate of John A. Svenningsen sold its shares of Common Stock to Goldman Sachs and other current shareholders, including employees of the Company.

STOCKHOLDERS' AGREEMENT

         As of December 19, 1997, the Company entered into a Stockholders' Agreement with GSCP and certain employees of the Company listed as parties thereto (including American Greetings, the "Non-GSCP Investors"). The Stockholders' Agreement was subsequently amended in connection with the Company's acquisitions of Anagram in 1998 and M&D Industries in 2002 and the issuance of Series A Redeemable Convertible Preferred Stock in 2001. The following discussion summarizes the terms of the Stockholders'

Agreement which the Company believes are material to an investor in the debt or equity securities of the Company. The Stockholders' Agreement provides, among other things, for (i) the right of the Non-GSCP Investors to participate in, and the right of GSCP to require the Non-GSCP Investors to participate in, certain sales of Company Common Stock by GSCP, (ii) prior to an initial public offering of the stock of the Company (as defined in the Stockholders' Agreement), certain rights of the Company to purchase, and certain rights of the Non-GSCP Investors to require the Company to purchase (except in the case of termination of employment by such Non-GSCP Investors) all, but not less than all, of the shares of Company Common Stock owned by a Non-GSCP Investor upon the termination of employment or death of such Non-GSCP Investor, at prices determined in accordance with the Stockholders' Agreement and (iii) certain additional restrictions on the rights of the Non-GSCP Investors to transfer shares of Company Common Stock. The Stockholders' Agreement also contains certain provisions granting GSCP and the Non-GSCP Investors certain rights in connection with registrations of Company Common Stock in certain offerings and provides for indemnification and certain other rights, restrictions and obligations in connection with such registrations. The Stockholders' Agreement will terminate
(i) with respect to the rights and obligations of and restrictions on GSCP and the Non-GSCP Investors in connection with certain restrictions on the transfer of shares of Company Common Stock, when GSCP and its affiliates no longer hold at least 40% of the outstanding shares of Company Common Stock, on a fully diluted basis; provided that the Stockholders' Agreement will terminate in such respect in any event if the Company enters into certain transactions resulting in GSCP, its affiliates, the Non-GSCP Investors, and each of their respective permitted transferees, owning less than a majority of the outstanding voting power of the entity surviving such transaction; and (ii) with respect to the registration of Company Common Stock in certain offerings, with certain exceptions, on the earlier of (1) the date on which there are no longer any registrable securities outstanding (as determined under the Stockholders' Agreement) and (2) the twentieth anniversary of the Stockholders' Agreement.

         For information concerning our equity compensation plans, see "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the year ended December 31, 2003 and 2002, the Company sold $7.4 million and $7.5 million of metallic balloons and other party goods to American Greetings. Trade accounts receivable from American Greetings at December 31, 2003 was $1.9 million.

         During 2001, the Company amended a line of credit granted to the Chief Executive Officer, increasing the line from $1,000,000 to $1,400,000. Borrowings under the line bore interest at the Company's incremental borrowing rate in effect during the time such loan was outstanding. The interest was payable annually or, at the option of the Chief Executive Officer, accrued to the principal balance. Amounts borrowed under the line were evidenced by a limited recourse secured promissory note, secured by a lien on the equity interests that the Chief Executive Officer had in the Company. The note required that all principal payments be made only from the equity pledged as collateral. In June 2003, the Company purchased 16 shares of Common Stock from the Chief Executive Officer at a price of $150,000 per share, for an aggregate cost of $2,400,000. The Chief Executive Officer used a portion of the proceeds to repay his outstanding loan balance of $1,588,000. At December 31, 2002, borrowings, including accrued interest, under this line totaled $1,551,000.

         On June 15, 2001, the Company entered into a limited recourse secured promissory note with the President of the Company. The note evidenced loans made or to be made to the President at his request, in connection with the payment of any personal federal, state or local income taxes due and payable upon and in respect of the vesting of the President's Restricted Stock. The Company's obligation to extend loans under the note was limited to the amount of income taxes the President was actually required to pay subsequent to June 15, 2001. Amounts borrowed under the note and any interest thereon was secured by a lien on the equity interests that the President has in the Company. The note bore interest at 5.43% per annum. The note required that all payments of principal and interest due thereunder be made only from the equity pledged as collateral. In July 2003, the Company purchased 6 shares of Common Stock from its President at a price of $150,000 per share, for an aggregate cost of $900,000. The President used a portion of the proceeds to repay his outstanding loan balance of $402,000. At December 31, 2002, the amount borrowed under the note totaled $391,300.

         During the first quarter of 2001, 100 shares of the authorized shares of preferred stock, $0.10 par value, were designated as Series A Redeemable Convertible Preferred Stock. On March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock for proceeds of $6.0 million, to Goldman Sachs and its affiliates. Dividends are cumulative and payable annually at 6% per annum. Dividends payable on or prior to March 30, 2004, are payable in additional shares of Series A Redeemable Convertible Preferred Stock. Subsequent to March 30, 2004, dividends are payable, at the option of the Company, either in cash or additional shares of Series A Redeemable Convertible Preferred Stock. On March 30, 2003 and 2002, the annual dividend was distributed in additional shares of Series A Redeemable Convertible Preferred Stock. At December 31, 2003,
44.94 shares of Series A Redeemable Convertible Preferred Stock were issued and outstanding and accrued dividends aggregated $303,372.

         Goldman Sachs and its affiliates have certain interests in the Company. Messrs. O'Toole, Mehra and DiSabato are Managing Directors of Goldman Sachs, and each of them is a director of the Company. GSCP currently owns approximately 73.9% of the outstanding shares of Company Common Stock (excluding the potential impact of the conversion of the redeemable convertible preferred stock). Accordingly, the general and managing partners of each of the GSCP Fund Partners, which are affiliates of Goldman Sachs and The Goldman Sachs Group, Inc. may each be deemed to be an "affiliate" of GSCP and the Company. See "Ownership of Capital Stock." Pursuant to the Stockholder's Agreement, Goldman Sachs has the exclusive right (if it so elects) to perform certain investment banking and similar services for the Company on customary terms. Goldman Sachs may from time to time receive customary fees for services rendered to the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         Fees for audit services totaled $555,000 and $787,000 for the fiscal years ended December 31, 2003 and 2002, respectively. These fees included the audit of the consolidated financial statements; reviews of financial statements included in the Company's Quarterly Reports on Form 10-Q; assistance with SEC filings, including comfort letters, consents and comment letters; and accounting consultations on matters addressed during the audit or interim reviews.

AUDIT-RELATED FEES

         Fees for audit-related services totaled $128,000 and $80,000 for the fiscal years ended December 31, 2003 and 2002, respectively. Such fees related to the audits of the Company's employee benefit plans; due diligence services; statutory audits incremental to the audit of the consolidated financial statements; and general assistance with implementation of the requirements of SEC rules pursuant to the Sarbanes-Oxley Act of 2002.

TAX FEES

         Fees for tax services, including tax compliance, tax advice and tax planning, totaled $81,000 and $80,000 for the fiscal years ended December 31, 2003 and 2002, respectively.

ALL OTHER FEES

         All other fees totaled $1,500 for each of the fiscal years ended December 31, 2003 and 2002, respectively, and related to a subscription to the Ernst & Young Global Accounting and Auditing Information Tool.

         The Company's Board of Directors appoints the independent auditors and pre-approves the fee arrangements with respect to the above accounting fees and services.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

 10(f) Stockholders' Agreement, dated as of December 19, 1997, by and among the Company and the Stockholders thereto (incorporated by reference to Exhibit 10.4 to the Registrant's Registration
                  Statement on Form S-4 (Registration No. 333-45457))

 10(g) Amscan Holdings, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 Registrant's Registration
                  Statement on Form S-4 (Registration No. 333-45457))

    10(h)         Amendment No. 1 to the Stockholders' Agreement, dated as of
                  August 6, 1998 by and among Amscan Holdings, Inc. and certain stockholders of Amscan Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current
                  Report on Form 8-K dated August 6, 1998 (Commission File No.
                  000-21827))

    10(i)         Amendment No. 2 to the Stockholders' Agreement, dated as of
                  March 30, 2001 by and among Amscan Holdings, Inc. and certain stockholders of Amscan Holdings, Inc. (incorporated by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (Commission
                  File No. 000-21827))

    10(j) Employment Agreement, dated as of January 1, 2002, by and among the Company and James F. Flanagan (incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission
                  File No. 000-21827))

    10(k)         Second Amended and Restated Credit and Guaranty Loan
                  Agreement, dated as of December 20, 2002, by and among Amscan
                  Holdings, Inc., the financial institutions parties thereto, Goldman Sachs Credit Partners L.P., as arranger and syndication agent, and General Electric Capital Corporation, as administrative and collateral agent, and Fleet National
                  Bank, as documentation agent (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated
                  December 20, 2002 (Commission File No.000-21827))

    10(l)         Amscan Holdings, Inc. 1997 Stock Incentive Plan, as amended to
                  June 2003 (incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2003 (Commission File No.000-21827)).

    10(m) Employment Agreement, dated as of June 19, 2003, by and among the Company and Gerald C. Rittenberg (incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2003
                  (Commission File No.000-21827)).

    10(n) Employment Agreement, dated as of June 19, 2003, by and among the Company and James M. Harrison (incorporated by reference to Exhibit 10(c) to the Registrant's Current Report on Form
                  10-Q for the quarter ended September 30, 2003 (Commission File
                  No.000-21827)).

    10(o) Agreement and Plan of Merger, dated as of March 26, 2004, by and among Amscan Holdings, Inc., AAH Holdings Corporation and
                  AAH Acquisition Corporation (incorporated by reference to
                  Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated March 29, 2004 (Commission File No. 000-21827)).

    10(p) Form of Support Agreement, dated as of March 26, 2004, by and among AAH Holdings Inc. and Stockholder (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated March 29, 2004 (Commission File No.
                  000-21827)).

    10(q) Press Release, dated as of March 29, 2004, jointly issued by Amscan Holdings, Inc., Berkshire Partners LLC and Weston
                  Presidio (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated March 29, 2004
                  (Commission File No. 000-21827)).

    12 Statement re: computation of ratio of earnings to fixed charges

    14            Code of Business Conduct

    21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant's Registration Statement on Form
                  S-1 (Registration No. 333-90404))

    23            Consent of Ernst & Young LLP

    31.1          Certification by Chief Executive Officer Pursuant to Rule
                  15d-14 (a)

    31.2          Certification by Chief Financial Officer Pursuant to Rule
                  15d-14 (a)

    32            Certification of Chief Executive Officer and Chief Financial
                  Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

         None

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
     SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         The Company will not send to its security holders an annual report for the year ended December 31, 2003 nor did it send any proxy statement or other proxy soliciting material with respect to any annual or other meeting of security holders during such year.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AMSCAN HOLDINGS, INC.

                                             By:  /s/  Michael A. Correale
                                                  ------------------------
                                                  Michael A. Correale
                                                  Chief Financial Officer

Date: March 29, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

      Signature                                      Title                        Date
      ---------                                      -----                        ----

----------------------                    Chairman of the Board of            March 29, 2004
Terence M. O'Toole                        Directors

----------------------
Sanjeev K. Mehra                          Director                            March 29, 2004

/s/ Joseph P. DiSabato                    Director                            March 29, 2004
-----------------------
Joseph P. DiSabato

/s/ Gerald C. Rittenberg                  Chief Executive Officer and         March 29, 2004
------------------------                  Director
Gerald C. Rittenberg

/s/ James M. Harrison                     President, Chief Operating Officer  March 29, 2004
---------------------                     and Director
James M. Harrison

/s/ Michael A. Correale                   Chief Financial Officer             March 29, 2004
-----------------------                   (principal financial and
Michael A. Correale                       accounting officer)


                                    FORM 10-K
                           ITEM 8, ITEM 15(a) 1 AND 2

                              AMSCAN HOLDINGS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                                DECEMBER 31, 2003

Consolidated Financial Statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003:

                                                                                                          Page
                                                                                                          ----
    Report of Independent Auditors...............................................................          F-2

    Consolidated Balance Sheets..................................................................          F-3

    Consolidated Statements of Income............................................................          F-4

    Consolidated Statements of Stockholders' Deficit.............................................          F-5

    Consolidated Statements of Cash Flows........................................................          F-7

    Notes to Consolidated Financial Statements...................................................          F-9

Financial Statement Schedule for the three years ended December 31, 2003:

    Schedule II - Valuation and Qualifying Accounts..............................................         F-39

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Amscan Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Amscan Holdings, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amscan Holdings, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

Stamford, Connecticut                                      /s/ ERNST & YOUNG LLP
February 23, 2004,
except for Note 20,
as to which the date
is March 26,2004
                                      F-2

                              AMSCAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                      DECEMBER 31,
                                                                                               ------------------------
                                                                                                 2003           2002
                                                                                               ---------     ----------
                                     ASSETS
Current assets:
   Cash and cash equivalents..............................................................     $  31,462     $    2,400
   Accounts receivable, net of allowances of $2,825 and $5,127, respectively..............        75,682         74,247
   Inventories............................................................................        85,137         93,890
   Prepaid expenses and other current assets..............................................         9,730         15,233
                                                                                               ---------     ----------
         Total current assets.............................................................       202,011        185,770
Property, plant and equipment, net........................................................        96,494        100,304
Goodwill, net.............................................................................        71,986         74,251
Notes receivable from officers............................................................             -          1,942
Other assets, net.........................................................................        11,611         10,230
                                                                                               ---------     ----------
         Total assets.....................................................................     $ 382,102     $  372,497
                                                                                               =========     ==========

       LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND COMMON STOCK AND
                               STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable.......................................................................     $  34,916     $   39,245
   Accrued expenses.......................................................................        20,121         21,524
   Income taxes payable...................................................................         3,178          2,525
   Current portion of long-term obligations...............................................        23,237          3,220
                                                                                               ---------     ----------
         Total current liabilities........................................................        81,452         66,514
Long-term obligations, excluding current portion..........................................       272,272        295,420
Deferred income tax liabilities...........................................................        18,040         17,360
Other.....................................................................................         2,414          2,317
                                                                                               ---------     ----------
         Total liabilities................................................................       374,178        381,611

Redeemable convertible preferred stock ($0.10 par value; 100 shares authorized;
         44.94 shares and 42.40 shares issued and outstanding, respectively)..............         7,045          6,646
Redeemable Common Stock...................................................................         9,498         30,523

Commitments and Contingencies.............................................................

Stockholders' deficit:
   Common Stock ($0.10 par value; 3,000 shares authorized; 1,217.92 and 1,233.27
         shares issued and outstanding, respectively).....................................             -              -
   Additional paid-in capital.............................................................        26,682         14,814
   Unamortized restricted Common Stock awards, net........................................          (155)          (323)
   Notes receivable from stockholders.....................................................          (680)          (638)
   Deficit................................................................................       (34,020)       (57,551)
   Accumulated other comprehensive loss...................................................          (446)        (2,585)
                                                                                               ---------     ----------
         Total stockholders' deficit......................................................        (8,619)       (46,283)
                                                                                               ---------     ----------

         Total liabilities, redeemable convertible preferred and Common Stock
           and stockholders' deficit......................................................     $ 382,102     $  372,497
                                                                                               =========     ==========

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                             --------------------------------
                                                                               2003        2002         2001
                                                                               ----        ----         ----
Net sales ...........................................................       $ 402,816    $ 385,603    $ 345,183
Cost of sales .......................................................         269,125      252,980      225,036
                                                                            ---------    ---------    ---------
         Gross profit ...............................................         133,691      132,623      120,147

Operating expenses:
   Selling expenses .................................................          36,515       34,619       31,414
   General and administrative expenses ..............................          31,925       32,056       33,317
   Provision for doubtful accounts ..................................           2,588        3,008        3,758
   Art and development costs ........................................           9,395       10,301        8,772
   Write-off of deferred financing and IPO-related costs ............                        2,261
   Restructuring charges ............................................           1,007        1,663
                                                                            ---------    ---------    ---------
         Total operating expenses ...................................          81,430       83,908       77,261
                                                                            ---------    ---------    ---------
         Income from operations .....................................          52,261       48,715       42,886

Interest expense, net ...............................................          26,368       21,792       24,069
Gain on sale of available-for-sale securities .......................          (1,486)
Other expense (income), net .........................................              52         (311)          24
                                                                            ---------    ---------    ---------
          Income before income taxes and minority interests..........          27,327       27,234       18,793

Income tax expense ..................................................          10,065       10,757        7,423
Minority interests ..................................................              99           12           68
                                                                            ---------    ---------    ---------
         Net income .................................................          17,163       16,465       11,302
         Dividend on redeemable convertible preferred stock..........             399          376          270
                                                                            ---------    ---------    ---------
         Net income applicable to common shares .....................       $  16,764    $  16,089    $  11,032
                                                                            =========    =========    =========

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)

                                                                                    UNAMORTIZED
                                                                                     RESTRICTED       NOTES
                                                                       ADDITIONAL      COMMON      RECEIVABLE
                                                      COMMON   COMMON    PAID-IN   STOCK AWARDS,      FROM
                                                      SHARES    STOCK    CAPITAL        NET       STOCKHOLDERS    DEFICIT
                                                      ------    -----    -------        ---       ------------    -------
Balance at December 31, 2000 .....................   1,132.54  $    -   $   233        $(354)        $(548)      $(83,867)
   Net income ....................................                                                                 11,302
   Net change in cumulative
       translation adjustment ....................
   Cumulative effect of a change in
       accounting principle, net of
       taxes (see Notes 18 and 19) ...............
   Change in fair value of interest rate
       swaps and foreign exchange
       contracts, net of income taxes ............

           Comprehensive income ..................
   Exercise of stock options .....................       0.95                66                        (25)
   Increase in redeemable Common
       Stock due to accretion of market
       value and vesting  of restricted
       Common Stock award ........................                                                                 (1,181)
   Amortization of restricted
       Common Stock award ........................                                       260
   Accretion of interest income ..................                                                     (37)
   Payments received on notes
       receivable from stockholders ..............                                                       9
   Redeemable convertible preferred
       stock dividends ...........................                                                                   (270)
                                                     --------  ------   -------        -----         -----       --------
Balance at December 31, 2001 .....................   1,133.49       -       299          (94)         (601)       (74,016)
   Net income ....................................                                                                 16,465
   Net change in cumulative
       translation adjustment ....................
   Change in fair value of interest
       rate swaps and foreign exchange
       contracts, net of taxes ...................

           Comprehensive income ..................
   Grant of restricted Common
       Stock award ...............................       3.00               465         (465)
   Issuance of Common Stock in
       connection with acquisition ...............      96.78            15,000
   Increase in redeemable Common
       Stock due to vesting of restricted
       Common Stock award ........................                         (574)
   Amortization of restricted
       Common Stock awards .......................                                       236
   Accretion of interest income ..................                                                     (37)
   Redeemable convertible
       preferred stock dividends .................                         (376)
                                                     --------  ------   -------        -----         -----       --------
Balance at December 31, 2002 .....................   1,233.27  $    -   $14,814        $(323)        $(638)      $(57,551)
                                                     ========  ======   =======        =====         =====       ========

                                                       ACCUMULATED
                                                          OTHER
                                                      COMPREHENSIVE
                                                           LOSS        TOTAL
                                                           ----        -----
Balance at December 31, 2000 .....................       $(2,345)    $(86,881)
   Net income ....................................                     11,302
   Net change in cumulative
       translation adjustment ....................          (434)        (434)
   Cumulative effect of a change in
       accounting principle, net of
       taxes (see Notes 18 and 19) ...............          (227)        (227)
   Change in fair value of interest rate
       swaps and foreign exchange
       contracts, net of income taxes ............           113          113
                                                                     --------
           Comprehensive income ..................                     10,754
   Exercise of stock options .....................                         41
   Increase in redeemable Common
       Stock due to accretion of market
       value and vesting  of restricted
       Common Stock award ........................                     (1,181)
   Amortization of restricted
       Common Stock award ........................                        260
   Accretion of interest income ..................                        (37)
   Payments received on notes
       receivable from stockholders ..............                          9
   Redeemable convertible preferred
       stock dividends ...........................                       (270)
                                                         -------     --------
Balance at December 31, 2001 .....................        (2,893)     (77,305)
   Net income ....................................                     16,465
   Net change in cumulative
       translation adjustment ....................         1,304        1,304
   Change in fair value of interest
       rate swaps and foreign exchange
       contracts, net of taxes ...................          (996)        (996)
                                                                     --------
           Comprehensive income ..................                     16,773
   Grant of restricted Common
       Stock award ......................                                   -
   Issuance of Common Stock in
       connection with acquisition ...............                     15,000
   Increase in redeemable Common
       Stock due to vesting of restricted
       Common Stock award ........................                       (574)
   Amortization of restricted
       Common Stock awards .......................                        236
   Accretion of interest income ..................                        (37)
   Redeemable convertible
       preferred stock dividends .................                       (376)
                                                         -------     --------
Balance at December 31, 2002 .....................       $(2,585)    $(46,283)
                                                         =======     ========

                                   -Continued-

                              AMSCAN HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)

                                                                           UNAMORTIZED       NOTES
                                                              ADDITIONAL    RESTRICTED    RECEIVABLE
                                             COMMON   COMMON    PAID-IN    COMMON STOCK      FROM
                                             SHARES    STOCK    CAPITAL    AWARDS, NET   STOCKHOLDERS    DEFICIT
                                             ------    -----    -------    -----------   ------------    -------
Balance at December 31, 2002 ............   1,233.27  $    -   $14,814        $(323)        $(638)      $(57,551)
   Net income ...........................                                                                 17,163
   Net change in cumulative
      translation adjustment ............
   Change in fair value of
      available-for-sale securities,
      net of income taxes ...............
   Reclassification adjustment for
      available-for-sale securities
      sold during the period, net of
      income taxes ......................
   Change in fair value of interest
      rate swap and foreign exchange
      contracts, net of income taxes ....

           Comprehensive income .........
   Exercise of stock options, including
      income tax benefits ...............       6.65               910
   Amortization of restricted Common
      Stock awards ......................                                       168
   Increase in redeemable Common
      Stock due to exercise of stock
      options and vesting  of restricted
      Common Stock award ................                       (1,537)
   Decrease in redeemable Common
      Stock due to the expiration of
      redemption feature ................                       13,597                                     6,000
   Decrease in redeemable Common
      Stock due to change in market value
      of Common Stock ...................                           50                                       368
   Increase in redeemable Common
      Stock due to employee purchases of
      Common Stock ......................                         (753)
   Purchase and retirement of redeemable
      Common Stock held by officers .....      (22.0)
   Accretion of interest income .........                                                     (42)
   Redeemable convertible preferred
      stock dividend ....................                         (399)
                                            --------  ------   -------        -----         -----       --------
Balance at December 31, 2003 ............   1,217.92  $    -   $26,682        $(155)        $(680)      $(34,020)
                                            ========  ======   =======        =====         =====       ========

                                              ACCUMULATED
                                                 OTHER
                                             COMPREHENSIVE
                                                  LOSS        TOTAL
                                                  ----        -----
Balance at December 31, 2002 ............       $(2,585)    $(46,283)
   Net income ...........................                     17,163
   Net change in cumulative
      translation adjustment ............         2,161        2,161
   Change in fair value of
      available-for-sale securities,
      net of income taxes ...............           949          949
   Reclassification adjustment for
      available-for-sale securities
      sold during the period, net of
      income taxes ......................          (899)        (899)
   Change in fair value of interest
      rate swap and foreign exchange
      contracts, net of income taxes ....           (72)         (72)
                                                            --------
           Comprehensive income .........                     19,302
   Exercise of stock options, including
      income tax benefits ...............                        910
   Amortization of restricted Common
      Stock awards ......................                        168
   Increase in redeemable Common
      Stock due to exercise of stock
      options and vesting  of restricted
      Common Stock award ................                     (1,537)
   Decrease in redeemable Common
      Stock due to the expiration of
      redemption feature ................                     19,597
   Decrease in redeemable Common
      Stock due to change in market value
      of Common Stock ...................                        418
   Increase in redeemable Common
      Stock due to employee purchases of
      Common Stock ......................                       (753)
   Purchase and retirement of redeemable
      Common Stock held by officers
   Accretion of interest income .........                        (42)
   Redeemable convertible preferred
      stock dividend ....................                       (399)
                                                -------     --------
Balance at December 31, 2003 ............       $  (446)    $ (8,619)
                                                =======     ========

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                                      --------------------------------
                                                                                     2003           2002           2001
                                                                                     ----           ----           ----
Cash flows from operating activities:
   Net income ...............................................................     $  17,163      $  16,465      $  11,302
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization expense ..................................        16,119         13,962         15,468
     Amortization of deferred financing costs ...............................         2,131          1,202            998
     Loss (gain) on disposal of property, plant and equipment ...............           122           (254)           (13)
     Provision for doubtful accounts ........................................         2,588          3,008          3,758
     Write-off of deferred financing costs ..................................                        1,460
     Amortization of restricted Common Stock awards .........................           168            236            260
     Gain on sale of available-for-sale securities ..........................        (1,486)
     Non-cash restructuring charges .........................................           104
     Deferred income tax provision ..........................................         5,231          4,869          1,620
     Changes in operating assets and liabilities, net of acquisition in 2002:
       Increase in accounts receivable ......................................        (3,628)        (7,934)        (6,162)
       Decrease (increase) in inventories ...................................         7,113        (15,391)        (1,234)
       Decrease (increase) in prepaid expenses, other current assets
         and other, net .....................................................         2,250         (2,027)        (4,188)
       (Decrease) increase in accounts payable, accrued expenses
         and income taxes payable ...........................................        (5,713)         4,733          4,443
                                                                                  ---------      ---------      ---------
           Net cash provided by operating activities ........................        42,162         20,329         26,252

Cash flows from investing activities:
   Cash paid in connection with acquisition .................................                      (13,548)
   Capital expenditures .....................................................       (12,525)       (17,712)       (37,479)
   Proceeds from sale of available-for-sale securities ......................         2,005
   Proceeds from disposal of property, plant and equipment ..................           204            530             55
                                                                                  ---------      ---------      ---------
           Net cash used in investing activities ............................       (10,316)       (30,730)       (37,424)

Cash flows from financing activities:
   Proceeds from issuance of redeemable convertible preferred stock .........                                       6,000
   Proceeds from the exercise of Common Stock options .......................           831                            41
   Proceeds from loans, notes payable and long-term obligations, net of debt issuance costs (including original issue discount in 2002) of $6,032
     and $557, in 2002 and 2001, respectively ...............................                      163,968         19,443
   Repayment of loans, notes payable and long-term obligations ..............        (3,723)      (152,351)       (13,495)
   Loans to officers under notes ............................................                         (200)          (953)
   Purchase of Common Stock from officers ...................................        (3,300)
   Repayment of notes receivable from officers ..............................         1,990
   Other ....................................................................                                         (66)
                                                                                  ---------      ---------      ---------
           Net cash (used in) provided by financing activities ..............        (4,202)        11,417         10,970

Effect of exchange rate changes on cash and cash equivalents ................         1,418            368           (251)
                                                                                  ---------      ---------      ---------
           Net increase (decrease) in cash and cash equivalents .............        29,062          1,384           (453)
Cash and cash equivalents at beginning of year ..............................         2,400          1,016          1,469
                                                                                  ---------      ---------      ---------
Cash and cash equivalents at end of year ....................................     $  31,462      $   2,400      $   1,016
                                                                                  =========      =========      =========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
           Interest .........................................................     $  22,982      $  20,506      $  25,189
           Income taxes .....................................................         4,395          6,158          6,020

                             (DOLLARS IN THOUSANDS)

Supplemental information on non-cash activities (dollars in thousands):

Capital lease obligations of $143, $53 and $144 were incurred in 2003, 2002 and 2001, respectively.

In December 2003, the Company acquired the balloon assets of a competitor, in exchange for 50.1% of the common stock of its wholly-owned metallic balloon distribution subsidiary located in Mexico, thereby creating a joint venture to distribute certain metallic balloons principally in Mexico and Latin America. The Company has accounted for its investment in the joint venture using the equity method.

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

         Amscan Holdings, Inc. ("Amscan Holdings" or the "Company") was incorporated on October 3, 1996 for the purpose of becoming the holding company for Amscan Inc. and certain affiliated entities in connection with an initial public offering of its Common Stock.

         On December 19, 1997, Amscan Holdings and Confetti Acquisition, Inc. ("Confetti"), a newly formed Delaware corporation affiliated with GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co. ("Goldman Sachs") (collectively, "GSCP"), entered into a merger pursuant to an agreement (the "Merger Agreement") providing for a recapitalization of Amscan Holdings in which Confetti was merged with and into Amscan Holdings (the "Merger"), with Amscan Holdings as the surviving privately-held corporation. Pursuant to certain employment arrangements, certain employees of the Company, at that time, purchased an aggregate of 10 shares of Company Common Stock following the Merger (see Note 14). The Merger was accounted for as a recapitalization and, accordingly, the historical basis of the Company's assets and liabilities was not impacted by the Merger.

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

Acquisition

         On February 19, 2002, the Company purchased all of the outstanding common stock of M&D Balloons, Inc. (since renamed M&D Industries, Inc. ("M&D Industries")), a Manteno, Illinois-based manufacturer of metallic and plastic balloons, from American Greetings Corporation ("American Greetings") for $27,500,000 plus certain other related costs of $1,048,000. The Company financed the acquisition by borrowing $13,548,000 under its revolving credit facility and issuing 96.774 shares of its Common Stock to American Greetings. The Company purchased M&D Industries to supplement its existing balloon operations. American Greetings continues to distribute metallic balloons under a supply agreement with the Company. The acquisition has been accounted for under the provisions of SFAS No. 141, "Business Combinations," and, accordingly, the operating results of M&D Industries have been included in the Company's consolidated financial statements since the date of acquisition.

         The purchase price was allocated based upon the estimated fair value of net assets acquired at the date of acquisition. Such allocations were based on studies and valuations. The excess of the purchase price over tangible net assets acquired was allocated to intangible assets consisting of licensing agreements in the amount of $1,070,000, which are being amortized using the straight-line method over the lives of the contracts (one to three years with an average life of 2.7 years), and goodwill in the amount of $15,606,000, which is not being amortized.

         The following unaudited pro forma information assumes the M&D Industries acquisition had occurred on January 1, 2002 and 2001, respectively. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the transaction occurred on January 1, 2002 and 2001, nor is it necessarily indicative of the Company's future results (dollars in thousands):

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                          2002          2001
                                                          ----          ----
Net sales....................................           $389,710      $370,807
Net income...................................             16,858        12,528

         The net income amounts reflect adjustments for interest expense from additional borrowings necessary to finance the acquisition and amortization of other intangible assets and, in 2001, goodwill, net of their related income

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

tax effects based upon a pro forma effective tax rate of 39.5%. The unaudited pro forma information gives effect only to adjustments described above and does not reflect management's estimate of any anticipated cost savings or other benefits as a result of the acquisition.

         During the years ended December 31, 2003 and 2002, respectively, the Company sold $7,383,000 and $7,475,000 of metallic balloons and other party goods to American Greetings. Trade accounts receivable from American Greetings at December 31, 2003 and 2002, were $1,937,000 and $2,632,000, respectively.

Joint Venture

         In December 2003, the Company acquired the balloon assets of a competitor, in exchange for 50.1% of the common stock of our wholly-owned metallic balloon distribution subsidiary located in Mexico, thereby creating a joint venture to distribute certain metallic balloons principally in Mexico and Latin America. The Company has accounted for its investment in the joint venture using the equity method. The Company's investment in the joint venture totaled $2.5 million on the date of exchange. The results of operations for the investment in the joint venture are included in the accompanying consolidated financial statements from the date of exchange and are not material to the consolidated financial statements. Prior to the date of transfer, the Company's consolidated financial statements included the accounts of its wholly-owned Mexican balloon distribution subsidiary.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

         Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Inventories

         Substantially all inventories of the Company are valued at the lower of cost (principally on the first-in, first-out method) or market.

Long-Lived and Intangible Assets

         Property, plant and equipment are stated at cost. Machinery and equipment under capital leases are stated at the present value of the minimum lease payments at the inception of the lease. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets. Machinery and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset.

         Goodwill, net of amortization was $71,986,000 and $74,251,000 at December 31, 2003 and 2002, respectively. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the net assets acquired. Effective January 1, 2002, the Company adopted SFAS No. 141 and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 revises the accounting treatment for business combinations to require the use of purchase accounting and prohibit the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 revises the accounting for goodwill to eliminate the amortization of goodwill on transactions consummated after June 30, 2001 and of all other goodwill as of January 1, 2002. As a result, the Company stopped recording goodwill amortization as of January 1, 2002. Intangible assets with definite lives will continue to be amortized over their useful lives. SFAS No. 142 also requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment each year and more frequently if circumstances indicate a possible impairment. During 2003, the Company completed its review and determined that goodwill was not impaired. Had SFAS No. 142 been effective in 2001, net income would have been reported as the following (dollars in thousands):

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

                                                           YEARS ENDED DECEMBER 31,
                                                           ------------------------
                                                        2003          2002          2001
                                                        ----          ----          ----
Reported net income..............................     $17,163       $16,465       $11,302
Add back goodwill amortization, net of
   income taxes..................................                                   1,572
                                                      -------       -------       -------
Adjusted net income..............................     $17,163       $16,465       $12,874
                                                      =======       =======       =======

         Other intangible assets, net of amortization, of $333,000 and $695,000 at December 31, 2003 and 2002, respectively, were comprised of licensing agreements which are being amortized using the straight-line method over the lives of the contracts (one to three years with an average life of 2.7 years). Accumulated amortization was $3,737,000 and $3,375,000 at December 31, 2003 and 2002, respectively. Amortization of other intangible assets for the three years ended December 31, 2003, 2002 and 2001 was $362,000, $375,000, and $705,000,
respectively. Estimated amortization expense for the year ending December 31, 2004 is $333,000.

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

Revenue Recognition

         The Company's terms of sale are generally F.O.B. shipping point and, accordingly, title and the risks and rewards of ownership are generally transferred to the customer, and revenue is recognized, when goods are shipped. The Company estimates reductions to revenues for volume-based rebate programs at the time sales are recognized.

Doubtful Accounts

         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including consideration of our history of receivable write-offs, the level of past due accounts and the economic status of our customers. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Shipping and Handling

         Outbound shipping and handling costs billed to customers are included in revenue. The costs of shipping and handling incurred by the Company are included in cost of sales.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

Royalty Agreements

         The Company enters into royalty agreements that allow the Company to use licensed designs on certain of its products. These contracts require the Company to pay royalties, generally based on the sales of such product, and may require guaranteed minimum royalties, a portion of which may be paid in advance. The Company matches royalty expense with revenue by recording royalties at the time of sale, at the greater of the contractual rate or an effective rate calculated based on the guaranteed minimum royalty and the Company's estimate of sales during the contract period. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. Guaranteed minimum royalties paid in advance are recorded in the consolidated balance sheets as other assets.

Catalogue Costs

         The Company expenses costs associated with the production of annual catalogues when incurred.

Art and Development Costs

         Art and development costs are primarily internal costs that are not easily associated with specific designs, some of which may not reach commercial production. Accordingly, the Company expenses these costs as incurred.

Derivative Financial Instruments

         The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") as amended and interpreted, effective January 1, 2001. This statement, as amended and interpreted, requires that all derivative financial instruments be recognized on the balance sheet at fair value and establish criteria for both the designation and effectiveness of hedging activities. The Company may use derivatives in the management of interest rate and foreign currency exposure. These statements require the Company to formally document the assets, liabilities or other transaction the Company designates as hedged items, the risk being hedged and the relationship between the hedged items and the hedging instruments. The Company must measure the effectiveness of the hedging relationship at the inception of the hedge and on an on-going basis.

         For derivative financial instruments that qualify as fair value hedges, the gain or loss on the instrument and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative financial instruments that qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a cash flow hedge, if any, is determined based on the dollar-offset method (i.e., the gain or loss on the derivative financial instrument in excess of the cumulative change in the present value of future cash flows of the hedged item) and is recognized in current earnings during the period of change. As long as hedge effectiveness is maintained, the Company's interest rate swap arrangements and foreign currency exchange agreements qualify for hedge accounting as cash flow hedges. The adoption of SFAS No. 133, as amended and interpreted, did not have a significant effect on the Company's consolidated financial statements, but did reduce comprehensive income in 2001 by $114,000 (see Notes 18 and 19).

Marketable Securities

         The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies its marketable securities as available-for-sale securities. Such securities are stated at fair value based on quoted market prices and consist of shares of common stock of a customer that the Company received in connection with the customer's reorganization in bankruptcy. Unrealized holding gains or losses are included in stockholders' deficit as a separate component of accumulated other comprehensive loss. The specific identification method is used to compute realized gains or losses on marketable securities.

         The Company regularly reviews its marketable securities for impairment based on criteria that include the extent to which the investment's carrying value exceeds its related market value, the duration of the market decline,

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

the ability to hold to recovery and the financial strength and specific prospects of the issuer of the security. Unrealized losses that are other than temporary, if any, are recognized in earnings.

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

         In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148") was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 on December 31, 2002 and continues to account for its stock-based compensation under APB No. 25. Accordingly, no compensation cost has been recognized in connection with the issuance of options under the 1997 Stock Incentive Plan as all options were granted with exercise prices equal to the estimated fair market value of the Common Stock on the date of grant. The adoption of SFAS No. 148 had no impact on the Company's financial position or results of operations. See Note 12 for further discussion regarding the Company's stock-based compensation plans and related accounting matters.

         Had the Company determined stock-based compensation based on the fair value of the options granted at the grant date, consistent with the method prescribed under SFAS No. 123, the Company's net income would have been reduced to amounts indicated below (dollars in thousands):

                                                                          YEARS ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                        2003        2002        2001
                                                                        ----        ----        ----
Net income:
         As reported .............................................     $17,163     $16,465     $11,302
         Less: Total stock-based employee compensation
             expense determined under the fair value based
             method for all awards, net of income taxes ..........         296         517         508
                                                                       -------     -------     -------

         SFAS No. 123 pro forma net income .......................     $16,867     $15,948     $10,794
                                                                       =======     =======     =======

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

         It has been assumed that the estimated fair value of the options granted in 2003, 2002 and 2001 under the 1997 Stock Incentive Plan is amortized on a straight line basis to compensation expense, net of taxes, over the vesting period of the grant, ranging from 2.5 to 5.0 years. The estimated fair value of each option on the date of grant was determined using the minimum value method with the following assumptions: dividend yield of 0%, risk-free interest rate of 3.9% and expected lives of 2.5 and 7.0 years.

Accumulated Other Comprehensive Loss

         Accumulated other comprehensive loss at December 31, 2003 and 2002 consisted of the Company's foreign currency translation adjustment, the fair value of interest rate swap and foreign exchange contracts qualifying as hedges (see Note 19) and unrealized holding gains on marketable securities (see Note
10).

Foreign Currency Transactions and Translation

         The functional currencies of the Company's foreign operations are the local currencies in which they operate. Realized foreign currency exchange gains or losses resulting from the settlement of receivables or payables in currencies other than the functional currencies are credited or charged to operations. Unrealized gains or losses on foreign currency transactions are insignificant. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect on the balance sheet date. The results of operations of foreign subsidiaries are translated into U.S. dollars at the average exchange rates effective for the periods presented. The differences from historical exchange rates are recorded as comprehensive income (loss) and are included as a component of accumulated other comprehensive loss.

Concentration of Credit Risk

         While the Company's customers are geographically dispersed throughout North America, South America, Europe, Asia and Australia, there is a concentration of sales made to and accounts receivable from the stores that operate in the party superstore distribution channel. At December 31, 2003 and 2002, Party City Corporation ("Party City"), the Company's largest customer with 250 corporate-owned and operated stores currently, accounted for 13% and 20%, respectively, of consolidated accounts receivable, net. For each of the years ended December 31, 2003, 2002 and 2001, sales to Party City's corporate-owned and operated stores represented 12%, 13%, and 13% of consolidated net sales, respectively. For the years ended December 31, 2003, 2002 and 2001, sales to Party City's franchise-owned and operated stores (currently totaling 250 stores) represented 13%, 14% and 15% of consolidated net sales, respectively. No other group or combination of customers subjected the Company to a concentration of credit risk. Although the Company believes its relationships with Party City and its franchisees are good, if they were to reduce their volume of purchases from the Company significantly, the Company's financial condition and results of operations could be materially adversely affected.

Use of Estimates

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN No. 46"). FIN No. 46 provides

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

guidance on the identification of entities for which control is achieved through means other than through voting rights ("VIE's") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The consolidation provisions of FIN No. 46 apply immediately to variable interests in VIE's created after January 31, 2003. For variable interest entities created or acquired prior to February 1,2003, the provisions of FIN 46 must be applied for the first interim or annual period ended after March 15, 2004 (except for special purpose entities for which the effective date is periods ended after December 31, 2003). The Company has performed an evaluation to identify such entities and does not believe that any entities fall within the scope of this standard.

         Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.

NOTE 3 - INVENTORIES

         Inventories at December 31, 2003 and 2002 consisted of the following (dollars in thousands):

                                                            2003         2002
                                                            ----         ----
Finished goods ......................................     $ 74,258      $ 80,783
Raw materials .......................................        8,842         8,763
Work-in process .....................................        4,762         7,722
                                                          --------      --------
                                                            87,862        97,268
Less: reserve for slow moving and obsolete inventory        (2,725)       (3,378)
                                                          --------      --------
                                                          $ 85,137      $ 93,890
                                                          ========      ========

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment, net at December 31, 2003 and 2002 consisted of the following (dollars in thousands):

                                                                                  ESTIMATED
                                                       2003           2002       USEFUL LIVES
                                                       ----           ----       ------------
Machinery and equipment ........................     $ 100,357      $  93,159        3-15
Buildings ......................................        38,676         37,356       31-40
Data processing equipment ......................        22,057         23,691        3-5
Leasehold improvements .........................        11,032         10,859        2-20
Furniture and fixtures .........................         4,778          5,361         10
Land ...........................................         7,144          7,134
                                                     ---------      ---------
                                                       184,044        177,560
Less: accumulated depreciation and amortization        (87,550)       (77,256)
                                                     ---------      ---------
                                                     $  96,494      $ 100,304
                                                     =========      =========

         Depreciation and amortization expense related to property, plant and equipment was $15,757,000, $13,587,000, and $12,164,000 for the years ended
December 31, 2003, 2002 and 2001, respectively.

NOTE 5 - LOANS AND NOTES PAYABLE

         On December 20, 2002, the Company amended and restated its credit facility with various lenders (the "Lenders"), and with Goldman Sachs Credit Partners L.P. as sole lead arranger, sole bookrunner and syndication agent. Under the terms of the Second Amended and Restated Credit and Guaranty Agreement (the "Credit Agreement"), the Lenders agreed to amend and restate the Company's then existing bank credit agreements (the "Bank Credit Facilities")

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

(see Note 6) in their entirety and to provide a $200,000,000 senior secured facility consisting of a $170,000,000 term loan (the "Term Loan") and up to $30,000,000 aggregate principal amount of revolving loans (the "Revolver"). The proceeds of the Term Loan were used to repay borrowings under the Bank Credit Facilities and to pay certain fees and expenses associated with the refinancing.

         The Revolver expires on June 15, 2007, and bears interest, at the option of the Company, at the index rate plus, based on performance, a margin ranging from 2.00% to 3.50% per annum, or at LIBOR plus, based on performance, a margin ranging from 3.00% to 4.50% per annum, with a LIBOR floor of 2.0%. At December 31, 2003 and 2002, the Company had no borrowings under the Revolver. Standby letters of credit of $7,077,000 and $6,500,000, respectively, were outstanding and the Company had borrowing capacity of approximately $22,923,000 and $23,500,000, respectively, under the terms of the Revolver at December 31, 2003 and 2002. Amounts drawn on the Revolver are also subject to an agreed upon borrowing base. All borrowings under the Revolver are secured by a first priority lien on substantially all of the Company's assets, are guaranteed by the Company's domestic subsidiaries and are subject to mandatory prepayments upon the occurrence of certain events (see Note 6). The Company is required to maintain certain financial ratios throughout the term of the Credit Agreement, including leverage and interest coverage ratios.

         In addition to the Revolver, the Company has a 400,000 Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate plus 0.6% and expires on April 30, 2004, a 1.0 million British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on June 1, 2004 and a $1.0 million revolving credit facility which bears interest at LIBOR plus 1.0% and expires on December 31, 2004. We expect to renew these revolving credit facilities upon expiration. No borrowings were outstanding under these revolving credit facilities at December 31, 2003 and 2002.

NOTE 6 - LONG-TERM OBLIGATIONS

         Long-term obligations at December 31, 2003 and 2002 consisted of the following (dollars in thousands):

                                                                                              2003           2002
                                                                                              ----           ----
Senior subordinated notes (a) .......................................................       $ 110,000      $ 110,000
Term Loan, net of unamortized discount of $1,274 and $1,692, respectively (b) .......         167,026        168,308
Mortgage obligations (c) ............................................................          18,188         19,981
Note payable (d) ....................................................................              31            140
Capital lease obligations (e) .......................................................             264            211
                                                                                            ---------      ---------
         Total long-term obligations ................................................         295,509        298,640
Less: current portion ...............................................................         (23,237)        (3,220)
                                                                                            ---------      ---------
Long-term obligations, excluding current portion ....................................       $ 272,272      $ 295,420
                                                                                            =========      =========

         On December 19, 1997, the Company issued $110,000,000 aggregate principal amount of 9 7/8% senior subordinated notes due in 2007 (the "Notes") and entered into the Bank Credit Facilities which provided for borrowings under an AXEL term loan and revolving loan borrowings under a revolving credit facility. On December 20, 2002, the Company used the proceeds from its Term Loan (see Note 5) to repay its AXEL term loan and revolver borrowings existing under the Bank Credit Facilities at the closing date and to pay certain fees and expenses associated with the refinancing.

         The Company is required to make prepayments under the terms of the Credit Agreement under certain circumstances, including upon certain asset sales and certain issuances of debt or equity securities. Such mandatory prepayments will be applied to prepay the Term Loan first (on a pro rata basis) and thereafter to prepay the Revolver and to reduce the commitments thereunder. The Company may prepay, in whole or in part, borrowings under the Term Loan. Call protection provisions apply to certain prepayments of borrowings under the Term Loan. The Company may prepay borrowings under or reduce commitments for the Revolver, in whole or in part, without penalty. The Credit Agreement is guaranteed by the Company's domestic subsidiaries (the "Guarantors") (see Note
21). Subject to certain exceptions, all borrowings under the Credit Agreement, and all guarantees are secured by all

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

existing and after-acquired personal property of the Company and the Guarantors, including, subject to certain exceptions, a pledge of all the stock of domestic subsidiaries owned by the Company or any of the Guarantors and first priority liens on after-acquired real property and leasehold interests of the Company and the Guarantors. The guarantees are joint and several guarantees, and are irrevocable, full and unconditional.

     (a) The Notes bear interest at a rate equal to 9 7/8% per annum. Interest is payable semi-annually on June 15 and December 15 of each year. The Notes are redeemable at the option of the Company, in whole or in part, at redemption prices ranging from 103.292% to 100%, plus accrued and unpaid interest to the date of redemption. Upon the occurrence of a Change of Control, as defined in the note indenture, the Company will be obligated to make an offer to purchase the Notes, in whole or in part, at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of purchase. If a Change of Control were to occur, the Company may not have the financial resources to repay all of its obligations under the Credit Agreement, the note indenture and the other indebtedness that would become payable upon the occurrence of such Change of Control.

     (b) The Term Loan of $170,000,000 was funded at a 1% original issue discount and provides for amortization (in quarterly installments) of 1% of the principal amount thereof per annum through June 15, 2006, and will then amortize in equal quarterly payments through June 15, 2007. The Term Loan bears interest, at the option of the Company, at the index rate plus 3.50% per annum or at LIBOR plus 4.50% per annum, with a LIBOR floor of 2.0%. At December 31, 2003, the interest rate on the Term Loan was 6.50%. The original issue discount is being amortized to interest expense using the interest method over the life of the Term Loan. In March of 2004, the Company was required to make a $20.2 million prepayment of the Term Loan based on the Company's excess cash flows, as defined, for the year ended December 31, 2003.

     (c) In conjunction with the construction of a new distribution facility, on December 21, 2001, the Company borrowed $10,000,000 each from a financial institution and the New York State Job Development Authority, pursuant to the terms of a first and second lien mortgage note, respectively. The first lien mortgage note bears interest at LIBOR plus 2.75%. However, the Company has utilized an interest rate swap agreement to effectively fix the loan rate at 8.40% for the term of the loan. The interest rate swap contract requires the Company to settle the difference in interest obligations monthly. Net payments to the counterparty under the swap contracts for the years ended December 31, 2003 and 2002, respectively, which have been recorded as additional interest expense, were $404,000 and $343,000. The second lien mortgage note bears interest at a rate of 3.31% and 3.77% at December 31, 2003 and 2002, respectively, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority's confidential internal protocols. Both loans are for a term of 96 months and require monthly payments based on a 180-month amortization period with balloon payments upon maturity in January 2010. The principal amounts outstanding under the first lien mortgage as of December 31, 2003 and 2002, were $9,021,000 and $9,389,000, respectively. The principal amounts outstanding under the second lien mortgage as of December 31, 2003 and 2002, were $8,722,000 and $9,555,000, respectively. At December 31, 2003, the new facility had a carrying value of $29,437,000 (including capitalized interest of $1,204,000, of which $981,000 was incurred in 2001).

          At December 31, 2003 and 2002, the Company had a mortgage obligation payable to a financial institution of $445,000 and $1,037,000, respectively, due September 13, 2004. The mortgage obligation relates to a distribution facility, is collateralized by the related real estate asset ($4,109,000 carrying value at December 31, 2003) and bears interest at 8.51%.

     (d) In conjunction with the 1998 acquisition of the remaining 25% interest in its subsidiary, Amscan Holdings Limited, the Company issued a non-interest bearing note to the former shareholder which is payable through April 2004. At December 31, 2003 and 2002, the note to the former shareholder was $31,000 and $140,000, respectively.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

     (e) The Company has entered into various capital leases for machinery and equipment with implicit interest rates ranging from 4.85% to 9.20% which extend to 2006.

          At December 31, 2003, maturities of long-term obligations consisted of the following (dollars in thousands):

                                                MORTGAGE, NOTES             CAPITAL
                                                   AND LOANS           LEASE OBLIGATIONS           TOTAL
                                                ---------------        -----------------        ---------
2004..........................................     $  23,141               $     96             $  23,237
2005..........................................         2,519                    103                 2,622
2006..........................................        83,742                     65                83,807
2007..........................................       173,074                      -               173,074
2008..........................................         1,288                      -                 1,288
Thereafter....................................        11,481                      -                11,481
                                                   ---------               --------             ---------
Long-term obligations.........................     $ 295,245               $    264             $ 295,509
                                                   =========               ========             =========

NOTE 7 - PROVISION FOR DOUBTFUL ACCOUNTS

         During the second quarter of 2003, a customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and as a result, the Company charged a total of $3.3 million to the provision for doubtful accounts, of which approximately $1,800,000 and $1,500,000 were charged during 2003 and 2002, respectively. This customer accounted for approximately 2.1% of the Company's consolidated net sales for the year ended December 31, 2003. The Company does not believe the potential loss of this customer will have a material adverse effect on the Company's future results of operations or its financial condition.

         During the third quarter of 2001, one of the Company's customers filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and, as a result, the Company charged $2,500,000 to the provision for doubtful accounts in 2001 to fully provide for the accounts receivable balances due to the Company. This customer accounted for approximately 2.1% of the Company's consolidated net sales for the year ended December 31, 2001.

NOTE 8 - WRITE-OFF OF DEFERRED FINANCING AND IPO-RELATED COSTS

         During the fourth quarter of 2002, the Company amended and restated its Bank Credit Facilities with various lenders (see Notes 5 and 6) which resulted in a $1,460,000 write-off of deferred financing costs associated with the previous facility.

         On June 13, 2002, the Company filed a registration statement with the Securities and Exchange Commission for an initial public offering ("IPO") of its Common Stock. However, during the fourth quarter of 2002, the Company decided not to pursue the IPO of shares of its Common Stock, given the valuations available in the equity markets at that time, which resulted in a $801,000 write-off of costs associated with the offering. On March 12, 2003, the Company filed a Form RW with the Securities and Exchange Commission withdrawing its registration statement.

NOTE 9 - RESTRUCTURING CHARGES

         During the years ended December 31, 2003 and 2002, the Company incurred restructuring charges of $1,007,000 and $1,663,000, respectively, resulting from the consolidation of certain domestic and foreign distribution operations, and the ongoing integration of M&D Industries.

NOTE 10 - MARKETABLE SECURITIES

         Marketable securities with fair value of $102,000 are included in other current assets on the consolidated balance sheet at December 31, 2003. Marketable securities consist of shares of common stock of a customer that the

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

Company received in connection with the customer's reorganization in bankruptcy. A gross unrealized gain of $83,000 has been recorded, net of income taxes of $33,000, in stockholders' deficit as a component of accumulated other comprehensive loss.

         During the year ended December 31, 2003, the Company sold shares of these marketable securities and received net proceeds of approximately $2,005,000 and recognized a gain of $1,486,000. For the purpose of computing the gain, cost was based on the fair value of the shares on the initial date received by the Company.

NOTE 11 - EMPLOYEE BENEFIT PLANS

         Certain subsidiaries of the Company maintain profit-sharing plans for eligible employees providing for annual discretionary contributions to a trust. Eligible employees are full-time domestic employees who have completed a certain length of service, as defined, and attained a certain age, as defined. The plans require the subsidiaries to match 25% to 100% of voluntary employee contributions to the plan, up to the first 6% of an employee's annual salary. Profit sharing expense for the years ended December 31, 2003, 2002 and 2001 totaled $2,943,000, $3,054,000 and $2,462,000, respectively.

NOTE 12 - STOCK OPTION PLAN

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

         In June 2003, the Company granted 25 options to each of the Chief Executive Officer and the President that vest and become exercisable upon the expiration of two and one-half years from the date of grant and shall expire on the third anniversary of the date of grant. All other options granted under the 1997 Stock Incentive Plan vest in equal installments on each of the first five anniversaries of the grant date and have a term of ten years. The options are non-transferable (except under certain limited circumstances).

         The following table summarizes the changes in outstanding options under the 1997 Stock Incentive Plan for

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

the years ended December 31, 2003, 2002 and 2001:

                                                                                      Average Fair Market
                                                                       Average          Value of Options
                                                 Options            Exercise Price       at Grant Date
                                                 -------            --------------    -------------------
Outstanding at December 31, 2000.........        136.967
         Granted.........................          2.500              $150,000               $53,474
         Exercised.......................         (0.666)               75,000
         Exercised.......................         (0.287)               55,102
         Canceled........................         (0.191)               55,102
         Canceled........................         (0.444)               75,000
         Canceled........................         (4.500)              125,000
                                                 -------
Outstanding at December 31, 2001.........        133.379
         Granted.........................          2.500               155,000                55,257
         Canceled........................         (1.000)              150,000
         Canceled........................         (2.805)               75,000
                                                 -------
Outstanding at December 31, 2002.........        132.074
         Granted.........................         50.000               150,000                21,850
         Granted.........................         30.000               150,000                53,474
         Exercised.......................         (6.648)              125,000
         Canceled........................        (18.941)               79,730
                                                 -------
Outstanding at December 31, 2003.........        186.485
                                                 =======

Exercisable at December 31, 2001.........         91.290                78,977
Exercisable at December 31, 2002.........        115.210                80,611
Exercisable at December 31, 2003.........         98.147                82,086

         The average exercise price for options outstanding as of December 31, 2003 was $113,715 with exercise prices ranging from $54,545 to $155,000. The average remaining contractual life of those options was 4.8 years.

NOTE 13- INCOME TAXES

         A summary of domestic and foreign pre-tax income (loss) follows (dollars in thousands):

                                                                                YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------
                                                                          2003            2002           2001
                                                                          ----            ----           ----
Domestic..........................................................      $24,974         $28,172        $17,350
Foreign...........................................................        2,353            (938)         1,443
                                                                        -------         -------        -------
Total.............................................................      $27,327         $27,234        $18,793
                                                                        =======         =======        =======

         The provision (benefit) for income taxes consisted of the following (dollars in thousands):

                                                                                YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------
                                                                         2003            2002            2001
                                                                         ----            ----            ----
Current:
       Federal...................................................       $ 3,368         $ 5,452        $ 4,266
       State.....................................................           709             993          1,101
       Foreign...................................................           757            (557)           436
                                                                        -------         -------        -------
         Total current provision.................................         4,834           5,888          5,803
Deferred:
       Federal...................................................         4,531           4,422          1,400
       State.....................................................           700             591            143
       Foreign...................................................             -            (144)            77
                                                                        -------         -------        -------
         Total deferred provision................................         5,231           4,869          1,620
                                                                        -------         -------        -------
Income tax expense...............................................       $10,065         $10,757        $ 7,423
                                                                        =======         =======        =======

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income tax assets and liabilities from domestic jurisdictions consisted of the following at December 31 (dollars in thousands):

                                                                                              2003            2002
                                                                                              ----            ----
Current deferred income tax assets:
         Inventory valuation..........................................................      $ 1,862         $ 2,999
         Allowance for doubtful accounts..............................................          798           1,871
         Accrued liabilities..........................................................          156             153
         Charitable contributions carryforward........................................           73               -
         Other........................................................................            -              18
                                                                                            -------         -------
              Current deferred income tax assets (included in prepaid expenses and
                other current assets).................................................      $ 2,889         $ 5,041
                                                                                            =======         =======

                                                                                              2003           2002
                                                                                              ----           ----
Non-current deferred income tax liabilities, net:
         Property, plant and equipment................................................      $17,950         $16,885
         Amortization of goodwill and other intangibles...............................        1,165           2,076
         Royalty reserves.............................................................         (297)           (455)
         Foreign tax credits..........................................................            -            (308)
         Interest rate swap and foreign exchange contracts............................         (714)           (726)
         Other........................................................................          (64)           (112)
                                                                                            -------         -------
              Non-current deferred income tax liabilities, net........................      $18,040         $17,360
                                                                                            =======         =======

         A non-current foreign deferred income tax asset of $733,000 and $600,000 at December 31, 2003 and 2002, respectively, is primarily attributable to non-current obligations recognized in connection with the acquisition of Anagram International Inc. and certain related companies ("Anagram") in 1998 and is included in non-current assets, net.

         The difference between the Company's effective income tax rate and the federal statutory income tax rate is reconciled below:

                                                                           YEARS ENDED DECEMBER 31,
                                                                       --------------------------------
                                                                       2003          2002          2001
                                                                       ----          ----          ----
Provision at federal statutory income tax rate..................       35.0%         35.0%         35.0%
State income tax, net of federal income tax benefit.............        3.6           3.8           4.7
Other...........................................................       (1.8)          0.7          (0.2)
                                                                       ----          ----          ----
Effective income tax rate.......................................       36.8%         39.5%         39.5%
                                                                       ====          ====          ====

         At December 31, 2003, the Company's share of the cumulative undistributed earnings of foreign subsidiaries was approximately $14,041,000. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations. It is not practical to estimate the amount of additional tax that might be payable on these foreign earnings in the event of distribution or sale; however, under existing law, foreign tax credits would be available to substantially reduce incremental U.S. taxes payable on amounts repatriated.

NOTE 14- CAPITAL STOCK

         At December 31, 2003 and 2002, employee stockholders held 63.33 and
196.92 shares, respectively, of fully paid and vested Common Stock. Under the terms of its stockholders' agreement (the "Stockholders' Agreement"), the Company can purchase all of the shares held by the employee stockholders. The purchase price as prescribed in the Stockholders' Agreement is to be determined through a market valuation of the minority-held shares. In addition, under the terms of the Stockholders' Agreement, the Company can be required to purchase all of the shares held by an

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

employee stockholder in the case of death or disability, at a price determined by a market valuation and, in all other instances, at the lower of the share's cost, as defined, or the market valuation. All common shares held by employees are recorded as redeemable Common Stock, at the estimated fair market value of the stock, with a corresponding adjustment to stockholders' deficit. At December 31, 2003 and 2002, the aggregate amount that may be payable by the Company to employee stockholders, based on the then estimated market value for fully paid and vested shares, was approximately $9,498,000 and $30,523,000, respectively, and has been classified as redeemable Common Stock on the consolidated balance sheets. As there is no active market for the Company's Common Stock, the Company estimates the fair value of its Common Stock using various valuation techniques including recent third party transactions.

         On January 10, 2003, an executive officer of a wholly-owned subsidiary and stockholder terminated his employment with the Company and, on April 9, 2003, exercised options to purchase 6.648 shares of the Company's Common Stock at $125,000 per share or for $831,000 (exclusive of an income tax benefit of $79,000). The former officer's right to put 126.648 shares of Common Stock back to the Company expired during 2003, and, as a result, the Company recorded a decrease in redeemable Common Stock and a decrease in stockholders' deficit of $19,597,000 (a $13,597,000 increase in additional paid-in capital and a $6,000,000 decrease in deficit).

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

         In December 2003 and January 2004, the estate of John A. Svenningsen (the "Estate") sold its shares of Common Stock to Goldman Sachs and other current shareholders, including 5.02 shares to employees of the Company. In December 2003, the sale of 5.02 shares to employees increased redeemable Common Stock by $753,000.

         At December 31, 2003 and 2002, there were 3.00 and 6.38 shares, respectively, of Common Stock (the "Restricted Stock") subject to the vesting provisions of employment agreements with the President and Executive Vice President of the Company. On January 1, 2002, the Company issued 3.0 shares of Restricted Stock, with an aggregate value of $465,000 to its Executive Vice President, vesting on December 31, 2004. During the years ended December 31, 2003, 2002 and 2001, the Company recorded the amortization of Restricted Stock of $168,000, $236,000 and $260,000, respectively, as compensation expense, which is included in general and administrative expenses in the Company's consolidated statements of income.

         At December 31, 2003, the Company held notes receivable from a former officer and an employee in the amounts of $655,000 and $25,000, respectively. At December 31, 2002, the Company held notes receivable from a former officer and an employee in the amounts of $613,000 and $25,000, respectively. These notes arose in connection with the issuance of shares of Common Stock. The notes held at December 31, 2003 bear interest at 6.65% and LIBOR plus 2% and mature in March 2009 and January 2004, respectively. The notes receivable are shown on the consolidated balance sheets as an increase in stockholders' deficit. The note for $25,000 was repaid in January 2004.

         In February 2002, the Company issued 96.774 shares of its Common Stock, at a value of $155,000 per share, to American Greetings in connection with the acquisition of M&D Industries (see Note 1).

         In September 1998, the Company issued warrants to purchase 10.0 shares of Common Stock at $125,000 per

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

share in connection with the acquisition of all the capital stock of Anagram. The warrants, which were valued at $225,000 and were fully exercisable upon issuance, expire on September 17, 2008 and were included as a cost of the acquisition of Anagram.

         On March 30, 2001, the Board of Directors authorized 500 shares of preferred stock, $0.10 par value, and designated 100 shares as Series A Redeemable Convertible Preferred Stock ("Series A Redeemable Convertible Preferred Stock"). Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP for proceeds of $6.0 million. Dividends are cumulative and payable annually, at 6% per annum. On March 30, 2002 and 2003, the annual dividends were distributed in additional shares of Series A Redeemable Convertible Preferred Stock. Dividends payable on or prior to March 30, 2004, are payable in additional shares of Series A Redeemable Convertible Preferred Stock. Subsequent to March 30, 2004, dividends are payable, at the option of the Company, either in cash or additional shares of Series A Redeemable Convertible Preferred Stock. At December 31, 2003 and 2002, respectively, accrued dividends aggregated $303,372 and $286,200, and are included in redeemable convertible preferred stock on the consolidated balance sheets.

         Each share of the Series A Redeemable Convertible Preferred Stock is convertible at the option of the holder, at any time, into one share of Common Stock of the Company, $0.10 par value. At December 31, 2003, the redeemable convertible preferred stock was convertible into Common Stock at a price of $150,000 per common share. As of December 31, 2003, there were 46.97 shares of Common Stock reserved for such conversion.

         The Series A Redeemable Convertible Preferred Stock is not redeemable on or prior to March 30, 2004. To the extent the Company shall have funds legally available to redeem these shares, the Company may redeem these shares, in whole or, with the consent of the holders of a majority of the outstanding Series A Redeemable Convertible Preferred Stock, in part, at a redemption price of $150,000 per share, in cash, together with accrued and unpaid dividends. To the extent the Company shall have funds legally available to redeem these shares on March 30, 2008, the Company is required to redeem all outstanding shares of Series A Redeemable Convertible Preferred Stock at a redemption price per share equal to $150,000 in cash, together with accrued and unpaid dividends. The holders of the Series A Redeemable Convertible Preferred Stock have liquidation rights equal to their original investment plus accrued and unpaid dividends.

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

NOTE 15- COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Lease Agreements

         The Company is obligated under various capital leases for certain machinery and equipment which expire on various dates through 2006 (see Note 6). At December 31, 2003 and 2002, the amount of machinery and equipment and related accumulated amortization recorded under capital leases and included with property, plant and equipment, net consisted of the following (dollars in thousands):

                                                                                     2003           2002
                                                                                     ----           ----
Machinery and equipment .....................................................      $ 4,427       $  4,343
Less: accumulated amortization ..............................................       (3,747)        (3,382)
                                                                                   -------       --------
                                                                                   $   680       $    961
                                                                                   =======       ========

         Amortization of assets held under capitalized leases is included in depreciation expense.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

         The Company has several non-cancelable operating leases principally for office, distribution and manufacturing facilities, showrooms, and warehouse equipment that expire on various dates through 2017. These leases generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance.

         At December 31, 2003, future minimum lease payments under all operating leases consisted of the following (dollars in thousands):

2004.....................................................      $10,500
2005.....................................................        9,344
2006.....................................................        7,456
2007.....................................................        6,331
2008.....................................................        1,801
Thereafter...............................................       10,235
                                                               -------
                                                               $45,667
                                                               =======

         Rent expense for the years ended December 31, 2003, 2002 and 2001 was $13,267,000, $12,705,000 and $9,450,000, respectively.

Royalty Agreements

         The Company has entered into royalty agreements with various licensors of copyrighted and trademarked characters and designs used on the Company's products which require royalty payments based on sales of the Company's products, or in some cases, annual minimum royalties.

         At December 31, 2003, the Company's commitment to pay future minimum royalties was as follows (dollars in thousands):

2004.....................................................       $2,048
2005.....................................................        2,453
2006.....................................................        2,395
2007.....................................................          155
2008.....................................................          155
                                                                ------
                                                                $7,206
                                                                ======

         Royalty expense for the years ended December 31, 2003, 2002 and 2001 was $6,522,000, $6,192,000 and $4,494,000 respectively.

Legal Proceedings

         The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.

Related Party Transactions

         During the years ended December 31, 2003 and 2002, the Company sold $7,400,000 and $7,500,000 of metallic balloons and other party goods to American Greetings. Trade accounts receivable from American Greetings at December 31, 2003 were $1.9 million.

         During 2001, the Company amended a line of credit granted to the Chief Executive Officer, increasing the line from $1,000,000 to $1,400,000. Borrowings under the line bore interest at the Company's incremental borrowing rate in effect during the time such loan was outstanding. The interest was payable annually or, at the option of the Chief Executive Officer, accrued to the principal balance. Amounts borrowed under the line were evidenced by a limited recourse secured promissory note, secured by a lien on the equity interests that the Chief Executive Officer had in the Company. The note required that all principal payments be made only from the equity

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

pledged as collateral. In June 2003, the Company purchased 16 shares of Common Stock from the Chief Executive Officer at a price of $150,000 per share, for an aggregate cost of $2,400,000. The Chief Executive Officer used a portion of the proceeds to repay his outstanding loan balance of $1,588,000 (see Note 14). At December 31, 2002, borrowings, including accrued interest, under this line totaled $1,551,000.

         On June 15, 2001, the Company entered into a limited recourse secured promissory note with the President of the Company. The note evidenced loans made or to be made to the President at his request, in connection with the payment of any personal federal, state or local income taxes due and payable upon and in respect of the vesting of the President's Restricted Stock (see Note 14). The Company's obligation to extend loans under the note was limited to the amount of income taxes the President was actually required to pay subsequent to June 15, 2001. Amounts borrowed under the note and any interest thereon was secured by a lien on the equity interests that the President has in the Company. The note bore interest at 5.43% per annum. The note required that all payments of principal and interest due thereunder be made only from the equity pledged as collateral. In July 2003, the Company purchased 6 shares of Common Stock from its President at a price of $150,000 per share, for an aggregate cost of $900,000 (see Note 14). The President used a portion of the proceeds to repay his outstanding loan balance of $402,000. At December 31, 2002, the amount borrowed under the note totaled $391,300.

         Pursuant to the Stockholders' Agreement, Goldman Sachs, an affiliate of GSCP which owned approximately 73.9% of the Company's Common Stock (excluding the potential impact of the conversion of the redeemable convertible preferred stock) at December 31, 2003, has the exclusive right (if it so elects) to perform, through its various affiliated companies, certain investment banking and similar services for the Company on customary terms. Goldman Sachs may from time to time receive customary fees for services rendered to the Company. Goldman Sachs Credit Partners L.P., an affiliate of Goldman Sachs and GSCP, has served as the arranger and syndication agent for the Company's term loans and revolving credit facilities since December 1997. On December 20, 2002, the Company amended and restated its existing credit facility, with Goldman Sachs Credit Partners L.P. as sole lead arranger, sole bookrunner and syndication agent. For the year ended December 31, 2002, the Company paid Goldman Sachs and its affiliates fees for services of $3,231,572. No fees were paid to Goldman Sachs and its affiliates in 2003 and 2001.

         On March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP, for proceeds of $6.0 million (see Note 14). Dividends are cumulative and payable annually at 6% per annum. Dividends payable on or prior to March 30, 2004, are payable in additional shares of Series A Redeemable Convertible Preferred Stock. Subsequent to March 30, 2004, dividends are payable, at the option of the Company, either in cash or additional shares of Series A Redeemable Convertible Preferred Stock. At December 31, 2003, 44.94 shares of Series A Redeemable Convertible Preferred Stock were issued and outstanding and accrued dividends aggregated $303,372.

NOTE 16 - SEGMENT INFORMATION

Industry Segment

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

         The Company's geographic area data for each of the three years ended December 31, 2003, 2002 and 2001

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

were as follows (dollars in thousands):

                                                       DOMESTIC       FOREIGN      ELIMINATIONS   CONSOLIDATED
                                                      ---------      ---------     ------------   ------------
2003
Sales to unaffiliated customers ....................  $ 346,575      $  56,241                     $ 402,816
Sales between geographic areas .....................     20,533                     $ (20,533)
                                                      ---------      ---------      ---------      ---------
Net sales ..........................................  $ 367,108      $  56,241      $ (20,533)     $ 402,816
                                                      =========      =========      =========      =========

Income from operations .............................  $  47,341      $   3,680      $   1,240      $  52,261
                                                      =========      =========      =========
Interest expense, net ..............................                                                  26,368
Gain on sale of available-for-sale securities ......                                                  (1,486)
Other expense, net .................................                                                      52
                                                                                                   ---------
Income before income taxes and minority interests ..                                               $  27,327
                                                                                                   =========

Long-lived assets ..................................  $ 194,261      $   8,729      $ (22,899)     $ 180,091
                                                      =========      =========      =========      =========

                                                       DOMESTIC       FOREIGN      ELIMINATIONS   CONSOLIDATED
                                                      ---------      ---------     ------------   ------------
2002
Sales to unaffiliated customers .................     $ 332,187      $  53,416                     $ 385,603
Sales between geographic areas ..................        18,398                     $ (18,398)
                                                      ---------      ---------      ---------      ---------
Net sales .......................................     $ 350,585      $  53,416      $ (18,398)     $ 385,603
                                                      =========      =========      =========      =========

Income from operations ..........................     $  46,481      $   1,410      $     824      $  48,715
                                                      =========      =========      =========
Interest expense, net ...........................                                                     21,792
Other income, net ...............................                                                       (311)
                                                                                                   ---------
Income before income taxes and minority interests                                                  $  27,234
                                                                                                   =========

Long-lived assets ...............................     $ 204,292      $   7,620      $ (25,185)     $ 186,727
                                                      =========      =========      =========      =========

                                                       DOMESTIC       FOREIGN      ELIMINATIONS   CONSOLIDATED
                                                      ---------      ---------     ------------   ------------
2001
Sales to unaffiliated customers .................     $ 299,803      $  45,380                     $ 345,183
Sales between geographic areas ..................        21,524                     $ (21,524)
                                                      ---------      ---------      ---------      ---------
Net sales .......................................     $ 321,327      $  45,380      $ (21,524)     $ 345,183
                                                      =========      =========      =========      =========

Income from operations ..........................     $  39,385      $   2,422      $   1,079      $  42,886
                                                      =========      =========      =========
Interest expense, net ...........................                                                     24,069
Other expense, net ..............................                                                         24
                                                                                                   ---------
Income before income taxes and minority interests                                                  $  18,793
                                                                                                   =========

Long-lived assets ...............................     $ 169,055      $  10,898      $ (21,775)     $ 158,178
                                                      =========      =========      =========      =========

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts for cash and cash equivalents, accounts receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value at December 31, 2003 and 2002 because of the short-term maturity of those instruments or their variable rates of interest.

         The estimated fair value of the Company's $110,000,000 Notes at December 31, 2003 and 2002 was $111,100,000 and $101,772,000, respectively. The carrying amounts of the Company's borrowings under its Credit Agreement and other revolving credit facilities approximate fair value because such obligations generally bear interest at floating rates. The carrying amounts for other long-term debt approximate fair value at December 31, 2003 and 2002, based on the discounted future cash flow of each instrument at rates currently offered for similar debt

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

instruments of comparable maturity.

NOTE 18 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

         All derivative financial instruments that qualify for hedge accounting, such as interest rate swaps and foreign currency exchange agreements, are recognized on the consolidated balance sheets at fair value and changes in fair value are recognized periodically in either income or shareholders' deficit (as a component of other comprehensive income). For derivative financial instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a cash flow hedge, if any, is determined based on the dollar-offset method (i.e., the gain or loss on the derivative financial instrument in excess of the cumulative change in the present value of future cash flows of the hedged item) and is recognized in current earnings during the period of change. As long as hedge effectiveness is maintained, the Company's interest rate swap arrangements and foreign currency exchange agreements qualify for hedge accounting as cash flow hedges.

Interest Rate Risk Management

         As part of the Company's risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations (see Note 6). Accordingly, the interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in stockholders' deficit and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. To effectively fix the interest rate of its $10,000,000 original mortgage note (see
Note 6), the Company entered into an interest rate swap agreement with a financial institution for a notional amount of $10,000,000, agreeing to receive 30-day LIBOR and to pay 5.65%. The fair value of interest rate swap is the estimated amount that the counterparty would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparty. At December 31, 2003 and 2002 respectively, this hedge had an unrealized net loss of $490,000 and $644,000, which have been included in accumulated other comprehensive loss (see
Note 19). As this hedge is 100% effective, there is no current impact on earnings due to hedge ineffectiveness.

         During 2001, the Company was involved in two interest rate swap transactions with Goldman Sachs Capital Markets, L.P. ("GSCM") and a financial institution which covered a portion of the outstanding borrowings under the AXEL term loan (see Note 6), all of which expired in 2001. The interest rate swap contracts required the Company to settle the difference in interest obligations quarterly. Net payments (receipts) to (from) the counterparty under the swap contracts for the year ended December 31, 2001, which have been recorded as (reduction of) additional interest expense, were as follows (dollars in thousands):

                                                                            (REDUCTION OF) ADDITIONAL
                                                                                INTEREST EXPENSE
                            NOTIONAL                                        -------------------------
DATE OF CONTRACT             AMOUNT            TERM           FIXED RATE               2001
----------------             ------         -----------       ----------               ----
September 30, 1998.......   $35,000           3 years            7.68%               $     56
September 17, 1999.......   $31,000           2 years            9.30%                   (308)
January 3, 2001..........   $10,000           9 months           6.03%                    (76)
                                                                                     --------
                                                                                     $   (328)
                                                                                     ========

Foreign Exchange Risk Management

         A portion of the Company's cash flows is derived from transactions denominated in foreign currencies. The United States dollar value of transactions denominated in foreign currencies fluctuates as the United States dollar strengthens or weakens relative to these foreign currencies. In order to reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, including the British Pound Sterling and the Euro, the Company enters into foreign exchange contracts with major international financial institutions. These forward contracts, which typically mature within one year, are designed to hedge anticipated foreign currency transactions,

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

primarily inter-company inventory purchases and trade receivables. No components of the contracts are excluded in the measurement of hedge effectiveness. The critical terms of the foreign exchange contracts are the same as the underlying forecasted transactions; therefore, changes in the fair value of foreign exchange contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions. At December 31, 2003 and 2002, the Company had contracts in the notional amounts of $12.1 million and $20.4 million of foreign currency exchange contracts. The foreign currency exchange contracts are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in stockholders' deficit. The fair value adjustment at December 31, 2003 and 2002 are unrealized net losses of $692,000, and $466,000, respectively, which have been included in accumulated other comprehensive loss. The Company anticipates that all gains and losses in accumulated other comprehensive loss related to foreign exchange contracts will be reclassified into earnings by April 2005.

NOTE 19 - COMPREHENSIVE INCOME (LOSS)

         Comprehensive income consisted of the following (dollars in thousands):

                                                                           YEARS ENDED DECEMBER 31,
                                                                     ------------------------------------
                                                                       2003          2002          2001
                                                                     --------      --------      --------
Net income ..................................................        $ 17,163      $ 16,465      $ 11,302
Net change in cumulative translation adjustment .............           2,161         1,304          (434)
Cumulative effect of a change in accounting principle
   to recognize the fair value of the Company's interest
   rate swap contracts, net of income taxes of $148 (see
   Note 18) .................................................                                        (227)
Change in fair value of available-for-sale securities,
        net of income taxes of $(620) .......................             949
Reclassification adjustment for available-for-sale
        securities sold during the period, net of income
        taxes of $587 .......................................            (899)
Change in fair value of the Company's interest rate swap
   contracts, net of income taxes of  $(101), $421 and
   $(148), respectively (see Note 18) .......................             154          (644)          227
Change in fair value of the Company's foreign exchange
   contracts, net of income taxes of $148, $229 and $76,
   respectively (see Note 18) ...............................            (226)         (352)         (114)
                                                                     --------      --------      --------
                                                                     $ 19,302      $ 16,773      $ 10,754
                                                                     ========      ========      ========

Accumulated other comprehensive loss consisted of the following at December 31 (dollars in thousands):

                                                                      2003         2002
                                                                     ------      --------
Cumulative translation adjustment ...........................        $  686      $(1,475)
Unrealized gain on available-for-sale securities, net
     of income taxes of $(33) ...............................            50
Interest rate swap contract qualifying as a hedge, net of
     income taxes of $320 and $421, respectively ............          (490)        (644)
Foreign exchange contracts qualifying as hedges,
     net of income taxes of $305 and $76, respectively ......          (692)        (466)
                                                                     ------      -------
                                                                     $ (446)     $(2,585)
                                                                     ======      =======

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003


NOTE 20 - SUBSEQUENT EVENT

         On March 26, 2004, the Company signed a definitive merger agreement providing for a recapitalization of the Company in which the Company will merger with AAH Acquisition Corporation ("AAH"), a newly-formed corporation affiliated with AAH Holdings Corporation, an entity jointly controlled by affiliates of Berkshire Partners LLC and Weston Presidio. Under the terms of the agreement, GSCP, certain other funds managed by or otherwise affiliated with Goldman Sachs and all other stockholders, other than certain management investors, will transfer all of their equity interests in the Company to AAH in exchange for cash. Certain management investors will be required to roll over a portion of their redeemable Common Stock and stock options ("roll over shares") into common stock and stock options of AAH.

         The total value of the transaction is estimated at approximately $540,000,000, including the repayment of debt, which totaled $295,000,000 at December 31, 2003, and the payment of approximately $245,000,000 for all of the Company's redeemable preferred and common equity interests, excluding roll over shares.

         Berkshire Partners LLC and Weston Presidio have received a commitment from Goldman Sachs for a senior debt facility and a bridge financing facility for its senior subordinated debt financing. In connection with the transaction, the Company intends to commence a cash tender offer to purchase any and all of its outstanding 9.875% Senior Subordinated Notes due 2007. The offer will be conditioned upon the closing of the merger and will be subject to other terms and conditions.

         The merger is subject to customary conditions including the approval of the Company's stockholders, the availability of the contemplated financing, the expiration of antitrust waiting periods and certain other conditions. A majority of the Company's stockholders have agreed to vote in favor of the transaction. The transaction is expected to close in mid-2004. Goldman Sachs advised the Company on the transaction.

NOTE 21 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

         On December 20, 2002, the Company amended and restated its existing credit facility (see Notes 5 and 6). Under the terms of the Credit Agreement, the Lenders agreed to amend and restate the Company's existing bank credit agreements in their entirety and to provide a $200,000,000 senior secured facility consisting of a $170,000,000 Term Loan and up to $30,000,000 aggregate principal amount of revolving loans under the Revolver. The proceeds of the Term Loan were used to redesignate and replace the Company's AXEL term loan and revolver borrowings existing under the Bank Credit Facilities at the closing date and to pay certain fees and expenses associated with the refinancing.

         On December 19, 1997, the Company also issued $110,000,000 aggregate principal amount of 9.875% senior subordinated notes due in December 2007 (see
Note 6). The repayment of the Notes and borrowings under the Credit Agreement are guaranteed jointly and severally, fully and unconditionally, by the following wholly-owned Guarantor subsidiaries:

     -   Amscan Inc.
     -   Trisar, Inc.
     -   Am-Source, LLC
     -   Anagram International, Inc.
     -   Anagram International Holdings, Inc.
     -   Anagram International, LLC
     -   M&D Industries, Inc.
     -   SSY Realty Corp.
     -   JCS Realty Corp.
     -   Anagram Eden Prairie Property Holdings LLC

         Non-guarantor subsidiaries ("Non-guarantors") include the following:

     -   Amscan Distributors (Canada) Ltd.
     -   Amscan Holdings Limited
     -   Amscan (Asia-Pacific) Pty. Ltd.
     -   Amscan Partyartikel GmbH
     -   Amscan de Mexico, S.A. de C.V.
     -   Anagram International (Japan) Co., Ltd.
     -   Anagram Espana, S.A.
     -   Anagram France S.C.S.

         The following consolidating information presents consolidating balance sheets as of December 31, 2003 and 2002, and the related consolidating statements of income and cash flows for each of the three years in the period ended December 31, 2003 for the combined Guarantors and the combined Non-guarantors and elimination entries necessary to consolidate the entities comprising the combined companies.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    AMSCAN
                                                                  HOLDINGS AND       COMBINED
                                                                    COMBINED           NON-
                                                                   GUARANTORS       GUARANTORS      ELIMINATIONS   CONSOLIDATED
                                                                  ------------      ----------      ------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents.........................             $  30,740       $    722                         $ 31,462
     Accounts receivable, net..........................                63,553         12,129                           75,682
     Inventories.......................................                75,991          9,357          $   (211)        85,137
     Prepaid expenses and other current assets.........                 8,611          1,248              (129)         9,730
                                                                    ---------       --------          --------       --------
     Total current assets..............................               178,895         23,456              (340)       202,011
Property, plant and equipment, net.....................                94,789          1,705                           96,494
Goodwill, net..........................................                66,453          5,533                           71,986
Other assets, net......................................                33,019          1,491           (22,899)        11,611
                                                                    ---------       --------          --------       --------
     Total assets......................................             $ 373,156       $ 32,185          $(23,239)      $382,102
                                                                    =========       ========          ========       ========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND COMMON STOCK
    AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Accounts payable..................................             $  33,221       $  1,695                         $ 34,916
     Accrued expenses .................................                14,156          5,965                           20,121
     Income taxes payable .............................                 3,307                         $   (129)         3,178
     Current portion of long-term obligations..........                23,110            127                           23,237
                                                                    ---------       --------          --------       --------
     Total current liabilities  .......................                73,794          7,787              (129)        81,452
Long-term obligations, excluding current portion.......               272,104            168                          272,272
Deferred income tax liabilities........................                18,040                                          18,040
Other. ................................................                 1,083         13,133           (11,802)         2,414
                                                                    ---------       --------          --------       --------
     Total liabilities.................................               365,021         21,088           (11,931)       374,178

Redeemable convertible preferred stock.................                 7,045                                           7,045
Redeemable Common Stock................................                 9,498                                           9,498

Commitments and Contingencies..........................

Stockholders' (deficit) equity:
     Common Stock......................................                                  339              (339)             -
     Additional paid-in capital........................                26,682            658              (658)        26,682
     Unamortized restricted Common Stock
        award, net.....................................                  (155)                                           (155)
     Notes receivable from stockholders................                  (680)                                           (680)
     (Deficit) retained earnings.......................               (33,809)        10,292           (10,503)       (34,020)
     Accumulated other comprehensive loss..............                  (446)          (192)              192           (446)
                                                                    ---------       --------          --------       --------
         Total stockholders' (deficit) equity..........                (8,408)        11,097           (11,308)        (8,619)
                                                                    ---------       --------          --------       --------
         Total liabilities, redeemable convertible
             preferred and Common Stock and
             stockholders' (deficit) equity............             $ 373,156       $ 32,185          $(23,239)      $382,102
                                                                    =========       ========          ========       ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                     AMSCAN
                                                                  HOLDINGS AND    COMBINED
                                                                    COMBINED        NON-
                                                                   GUARANTORS    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                                   ----------    ----------    ------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents ...............................     $   1,483      $     917                     $   2,400
     Accounts receivable, net ................................        62,520         11,727                        74,247
     Inventories .............................................        83,659         11,138      $    (907)        93,890
     Prepaid expenses and other current assets ...............        13,411          2,280           (458)        15,233
                                                                   ---------      ---------      ---------      ---------
     Total current assets ....................................       161,073         26,062         (1,365)       185,770
Property, plant and equipment, net ...........................        98,951          1,353                       100,304
Goodwill, net ................................................        68,611          5,640                        74,251
Notes receivable from officers ...............................         1,942                                        1,942
Other assets, net ............................................        34,788            627        (25,185)        10,230
                                                                   ---------      ---------      ---------      ---------
     Total assets ............................................     $ 365,365      $  33,682      $ (26,550)     $ 372,497
                                                                   =========      =========      =========      =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND COMMON STOCK
    AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Accounts payable ........................................     $  37,813      $   1,432                     $  39,245
     Accrued expenses ........................................        15,937          5,587                        21,524
     Income taxes payable ....................................         3,037                     $    (512)         2,525
     Current portion of long-term obligations ................         3,052            168                         3,220
                                                                   ---------      ---------      ---------      ---------
     Total current liabilities ...............................        59,839          7,187           (512)        66,514
Long-term obligations, excluding current portion .............       295,274            146                       295,420
Deferred income tax liabilities ..............................        17,360                                       17,360
Other ........................................................         1,153         16,052        (14,888)         2,317
                                                                   ---------      ---------      ---------      ---------
     Total liabilities .......................................       373,626         23,385        (15,400)       381,611

Redeemable convertible preferred stock .......................         6,646                                        6,646
Redeemable Common Stock ......................................        30,523                                       30,523

Commitments and Contingencies ................................

Stockholders' (deficit) equity:
     Common Stock ............................................                          339           (339)             -
     Additional paid-in capital ..............................        14,814            658           (658)        14,814
     Unamortized restricted Common Stock
        awards, net ..........................................          (323)                                        (323)
     Notes receivable from stockholders ......................          (638)                                        (638)
     (Deficit) retained earnings .............................       (56,698)        11,198        (12,051)       (57,551)
     Accumulated other comprehensive loss ....................        (2,585)        (1,898)         1,898         (2,585)
                                                                   ---------      ---------      ---------      ---------
         Total stockholders' (deficit) equity ................       (45,430)        10,297        (11,150)       (46,283)
                                                                   ---------      ---------      ---------      ---------
         Total liabilities, redeemable convertible
                preferred and Common Stock and
                stockholders' (deficit) equity ...............     $ 365,365      $  33,682      $ (26,550)     $ 372,497
                                                                   =========      =========      =========      =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

                        CONSOLIDATING STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                 AMSCAN
                                                              HOLDINGS AND     COMBINED
                                                                COMBINED         NON-
                                                               GUARANTORS     GUARANTORS      ELIMINATIONS   CONSOLIDATED
                                                               ----------     ----------      ------------   ------------
Net sales..............................................        $367,108        $56,241         $ (20,533)      $402,816
Cost of sales..........................................         250,242         39,456           (20,573)       269,125
                                                               --------        -------         ---------       --------
         Gross profit..................................         116,866         16,785                40        133,691
Operating expenses:
    Selling expenses...................................          30,296          6,219                           36,515
    General and administrative expenses................          26,339          6,786            (1,200)        31,925
    Provision for doubtful accounts....................           2,515             73                            2,588
    Art and development costs..........................           9,395                                           9,395
    Restructuring charges..............................             980             27                            1,007
                                                               --------        -------         ---------       --------
         Total operating expenses......................          69,525         13,105            (1,200)        81,430
                                                               --------        -------         ---------       --------
         Income from operations........................          47,341          3,680             1,240         52,261

Interest expense, net..................................          25,610            758                           26,368
Gain on sale of available-for-sale securities..........          (1,486)                                         (1,486)
Other (income) expense, net............................          (2,928)           136             2,844             52
                                                               --------        -------         ---------       --------
         Income before income taxes and
           minority interests..........................          26,145          2,786            (1,604)        27,327

Income tax expense.....................................           9,022          1,043                           10,065
Minority interests.....................................                             99                               99
                                                               --------        -------         ---------       --------
         Net income....................................          17,123          1,644            (1,604)        17,163
         Dividend on redeemable convertible
             preferred stock...........................             399                                             399
                                                               --------        -------         ---------       --------
         Net income applicable to common shares........        $ 16,724        $ 1,644         $  (1,604)      $ 16,764
                                                               ========        =======         =========       ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

                        CONSOLIDATING STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                 AMSCAN
                                                              HOLDINGS AND    COMBINED
                                                                COMBINED        NON-
                                                               GUARANTORS    GUARANTORS       ELIMINATIONS   CONSOLIDATED
                                                               ----------    ----------       ------------   ------------
Net sales..............................................        $350,585        $53,416          $(18,398)      $385,603
Cost of sales..........................................         233,112         38,130           (18,262)       252,980
                                                               --------        -------          --------       --------
         Gross profit..................................         117,473         15,286              (136)       132,623
Operating expenses:
    Selling expenses...................................          28,586          6,033                           34,619
    General and administrative expenses................          26,764          6,252              (960)        32,056
    Provision for doubtful accounts....................           2,147            861                            3,008
    Art and development costs..........................          10,301                                          10,301
    Write-off of deferred financing and IPO-related
      costs............................................           2,261                                           2,261
    Restructuring charges..............................             933            730                            1,663
                                                               --------        -------          --------       --------
         Total operating expenses......................          70,992         13,876              (960)        83,908
                                                               --------        -------          --------       --------
         Income from operations........................          46,481          1,410               824         48,715

Interest expense, net .................................          21,121            671                           21,792
Other (income) expense, net............................          (2,182)         2,327              (456)          (311)
                                                               --------        -------          --------       --------
         Income (loss) before income taxes and
           minority interests..........................          27,542         (1,588)            1,280         27,234

Income tax expense (benefit)...........................          10,995           (184)              (54)        10,757
Minority interests.....................................                             12                               12
                                                               --------        -------          --------       --------
         Net income (loss).............................          16,547         (1,416)            1,334         16,465
         Dividend on redeemable convertible
             preferred stock...........................             376                                             376
                                                               --------        -------          --------       --------
         Net income (loss) applicable to common
             shares....................................        $ 16,171        $(1,416)         $  1,334       $ 16,089
                                                               ========        =======          ========       ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

                        CONSOLIDATING STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                AMSCAN
                                                             HOLDINGS AND      COMBINED
                                                               COMBINED          NON-
                                                              GUARANTORS      GUARANTORS      ELIMINATIONS   CONSOLIDATED
                                                              ----------      ----------      ------------   ------------
Net sales..............................................        $321,327        $45,380          $(21,524)      $345,183
Cost of sales..........................................         214,505         31,751           (21,220)       225,036
                                                               --------        -------          --------       --------
         Gross profit..................................         106,822         13,629              (304)       120,147
Operating expenses:
    Selling expenses...................................          26,355          5,059                           31,414
    General and administrative expenses................          28,728          5,972            (1,383)        33,317
    Provision for doubtful accounts....................           3,582            176                            3,758
    Art and development costs..........................           8,772                                           8,772
                                                               --------        -------          --------       --------
         Total operating expenses......................          67,437         11,207            (1,383)        77,261
                                                               --------        -------          --------       --------
         Income from operations........................          39,385          2,422             1,079         42,886

Interest expense, net .................................          23,442            627                           24,069
Other (income) expense, net............................          (2,611)            61             2,574             24
                                                               --------        -------          --------       --------
         Income before income taxes and
           minority interests..........................          18,554          1,734            (1,495)        18,793

Income tax expense.....................................           6,948            475                            7,423
Minority interests.....................................                             68                               68
                                                               --------        -------          --------       --------
         Net income....................................          11,606          1,191            (1,495)        11,302
         Dividend on redeemable convertible
           preferred stock.............................             270                                             270
                                                               --------        -------          --------       --------
         Net income applicable to common shares........        $ 11,336        $ 1,191          $ (1,495)      $ 11,032
                                                               ========        =======          ========       ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                   AMSCAN HOLDINGS   COMBINED
                                                                    AND COMBINED       NON-
                                                                     GUARANTORS     GUARANTORS   ELIMINATIONS     CONSOLIDATED
                                                                     ----------     ----------   ------------     ------------
Cash flows from operating activities:
   Net income.....................................................  $ 17,123        $ 1,644        $(1,604)        $  17,163
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
      Depreciation and amortization...............................    15,540            579                           16,119
      Amortization of deferred financing costs....................     2,131                                           2,131
      Loss on disposal of property, plant and equipment ..........       109             13                              122
      Provision for doubtful accounts.............................     2,515             73                            2,588
      Amortization of restricted Common Stock awards..............       168                                             168
      Gain on sale of available-for-sale securities...............    (1,486)                                         (1,486)
      Non-cash restructuring charges..............................       104                                             104
      Deferred income tax provision...............................     5,231                                           5,231
      Changes in operating assets and liabilities:
            Increase in accounts receivable.......................      (972)        (2,656)                          (3,628)
            Decrease (increase) in inventories....................     7,553           (400)           (40)            7,113
            Decrease (increase) in prepaid expenses, other
               current assets and other, net......................     1,337           (731)         1,644             2,250
            (Increase) decrease in accounts payable, accrued
               expenses and income taxes payable..................    (6,547)           834                           (5,713)
                                                                    --------        -------        -------         ---------
            Net cash provided by (used in) operating activities ..    42,806           (644)             -            42,162

Cash flows from investing activities:
   Capital expenditures...........................................   (11,660)          (865)                         (12,525)
   Proceeds from sale of available-for-sale securities ...........     2,005                                           2,005
   Proceeds from disposal of property, plant and equipment........       117             87                              204
                                                                    --------        -------        -------         ---------
            Net cash used in investing activities.................    (9,538)          (778)                         (10,316)

Cash flows from financing activities:
   Proceeds from exercise of Common Stock options.................       831                                             831
   Repayment of loans, notes payable and long-term obligations ...    (3,530)          (193)                          (3,723)
   Purchase of Common Stock from officers.........................    (3,300)                                         (3,300)
   Repayment of notes receivable from officers....................     1,990                                           1,990
                                                                    --------        -------        -------         ---------
            Net cash used in financing activities.................    (4,009)          (193)                          (4,202)
Effect of exchange rate changes on cash and cash equivalents .....        (2)         1,420                            1,418
                                                                    --------        -------        -------         ---------
            Net increase (decrease) in cash and cash equivalents..    29,257           (195)                          29,062
Cash and cash equivalents at beginning of year....................     1,483            917                            2,400
                                                                    --------        -------        -------         ---------
Cash and cash equivalents at end of year..........................  $ 30,740        $   722        $     -         $  31,462
                                                                    ========        =======        =======         =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    AMSCAN HOLDINGS COMBINED
                                                                      AND COMBINED     NON-
                                                                       GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                                       ----------   ----------   ------------   ------------
Cash flows from operating activities:
   Net income (loss) ..............................................  $  16,547      $  (1,416)     $   1,334      $  16,465
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
      Depreciation and amortization ...............................     13,443            519                        13,962
      Amortization of deferred financing costs ....................      1,202                                        1,202
      (Gain) loss on disposal of property, plant and equipment ....       (348)            94                          (254)
      Provision for doubtful accounts .............................      2,147            861                         3,008
      Write-off of deferred financing costs .......................      1,460                                        1,460
      Amortization of restricted Common Stock awards ..............        236                                          236
      Deferred income tax provision (benefit) .....................      5,013           (144)                        4,869
      Changes in operating assets and liabilities, net of
       acquisition:
            Increase in accounts receivable .......................     (4,528)        (3,406)                       (7,934)
            (Increase) decrease in inventories ....................    (13,710)        (1,817)           136        (15,391)
            (Increase) decrease in prepaid expenses, other
               current assets and other, net ......................     (4,949)         4,338         (1,416)        (2,027)
            Increase (decrease) in accounts payable, accrued
               expenses and income taxes payable ..................      3,665          1,122            (54)         4,733
                                                                     ---------      ---------      ---------      ---------
            Net cash provided by operating activities .............     20,178            151              -         20,329

Cash flows from investing activities:
   Cash paid in connection with acquisition .......................    (13,548)                                     (13,548)
   Capital expenditures ...........................................    (17,248)          (464)                      (17,712)
   Proceeds from disposal of property, plant and equipment ........        481             49                           530
                                                                     ---------      ---------      ---------      ---------
            Net cash used in investing activities .................    (30,315)          (415)                      (30,730)

Cash flows from financing activities:
   Proceeds from loans, notes payable and long-term obligations, net of debt issuance costs (including original issue discount)
    of $6,032 .....................................................    163,968                                      163,968
   Repayment of loans, notes payable and long-term obligations.....   (152,198)          (153)                     (152,351)
   Loans to officers under notes ..................................       (200)                                        (200)
                                                                     ---------      ---------      ---------      ---------
            Net cash provided by (used in) financing activities....     11,570           (153)                       11,417
Effect of exchange rate changes on cash and cash equivalents ......        (10)           378                           368
                                                                     ---------      ---------      ---------      ---------
            Net increase (decrease) in cash and cash equivalents...      1,423            (39)                        1,384
Cash and cash equivalents at beginning of year ....................         60            956                         1,016
                                                                     ---------      ---------      ---------      ---------
Cash and cash equivalents at end of year ..........................  $   1,483      $     917      $       -      $   2,400
                                                                     =========      =========      =========      =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                   AMSCAN HOLDINGS  COMBINED
                                                                    AND COMBINED      NON-
                                                                     GUARANTORS    GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                                     ----------    ----------  ------------  ------------
Cash flows from operating activities:
   Net income ....................................................   $ 11,606      $  1,191      $ (1,495)     $ 11,302
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization ..............................     14,863           605                      15,468
      Amortization of deferred financing costs ...................        998                                       998
      Loss (gain) on disposal of property, plant and equipment ...          7           (20)                        (13)
      Provision for doubtful accounts ............................      3,582           176                       3,758
      Amortization of restricted Common Stock award ..............        260                                       260
      Deferred income tax provision ..............................      1,543            77                       1,620
      Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable ...........     (6,165)            3                      (6,162)
            (Increase) decrease in inventories ...................       (142)       (1,396)          304        (1,234)
            (Increase) decrease in prepaid expenses, other
               current assets and other, net .....................     (5,967)          588         1,191        (4,188)
            Increase (decrease) in accounts payable, accrued
               expenses and income taxes payable .................      4,801          (358)                      4,443
                                                                     --------      --------      --------      --------
            Net cash provided by operating activities ............     25,386           866             -        26,252

Cash flows from investing activities:
   Capital expenditures ..........................................    (37,033)         (446)                    (37,479)
   Proceeds from disposal of property, plant and equipment .......          3            52                          55
                                                                     --------      --------      --------      --------
            Net cash used in investing activities ................    (37,030)         (394)                    (37,424)

Cash flows from financing activities:
   Proceeds from issuance of redeemable convertible preferred
       stock .....................................................      6,000                                     6,000
   Proceeds from the exercise of Common Stock options ............         41                                        41
   Proceeds from loans, notes payable and long-term obligations,
      net of debt issuance costs of $557 .........................     19,443                                    19,443
   Repayment of loans, notes payable and long-term obligations....    (13,341)         (154)                    (13,495)
   Loans to officers under notes .................................       (953)                                     (953)
   Other .........................................................        (42)          (24)                        (66)
                                                                     --------      --------      --------      --------
            Net cash provided by (used in) financing activities...     11,148          (178)                     10,970
Effect of exchange rate changes on cash and cash equivalents .....        (48)         (203)                       (251)
                                                                     --------      --------      --------      --------
            Net (decrease) increase in cash and cash equivalents..       (544)           91                        (453)
Cash and cash equivalents at beginning of year ...................        604           865                       1,469
                                                                     --------      --------      --------      --------
Cash and cash equivalents at end of year .........................   $     60      $    956      $      -      $  1,016
                                                                     ========      ========      ========      ========

                                   SCHEDULE II
                              AMSCAN HOLDINGS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)

                                                                  BEGINNING                                         ENDING
                                                                   BALANCE      WRITE-OFFS       ADDITIONS          BALANCE
                                                                   -------      ----------       ---------          -------
Allowance for Doubtful Accounts:
    For the year ended:
       December 31, 2001....................................      $5,246          $5,067          $3,758            $3,937
       December 31, 2002....................................       3,937           1,818           3,008             5,127
       December 31, 2003....................................       5,127           4,890           2,588             2,825

                                                                  BEGINNING                                         ENDING
                                                                   BALANCE      WRITE-OFFS       ADDITIONS          BALANCE
                                                                   -------      ----------       ---------          -------
Inventory Reserves:
    For the year ended:
       December 31, 2001....................................      $2,432         $   722          $1,596            $3,306
       December 31, 2002....................................       3,306           1,187           1,259             3,378
       December 31, 2003....................................       3,378           2,267           1,614             2,725