Form 10-Q
period 2004-03-31
AMSCAN HOLDINGS INC
filed 2004-05-17
CIK 1024729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 F O R M 10 - Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004


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


                       Yes    X            No
                           -------            -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                       Yes                 No    X
                           --------           ------

As of May 17, 2004, 1,000.00 shares of Registrant's common stock, par value $0.10, were outstanding.

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-Q

                                 March 31, 2004

                                Table of Contents



                                   Part I                                   Page

Item 1 Financial Statements (Unaudited)

     Consolidated Balance Sheets at March 31, 2004 and December 31,
          2003................................................................ 3

     Consolidated Statements of Income for the Three Months Ended
          March 31, 2004 and 2003............................................. 4

     Consolidated Statement of Stockholders' Deficit for the Three
          Months Ended March 31, 2004......................................... 5

     Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 2004 and 2003... ................................... 6

     Notes to Consolidated Financial Statements............................... 7

Item 2 Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................... 20

Item 3 Quantitative and Qualitative Disclosures About Market Risk............ 24

Item 4 Controls and Procedures............................................... 25


                                     Part II

Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases
          of Equity Securities............................................... 25

Item 6 Exhibits and Reports on Form 8-K...................................... 25

Signature ................................................................... 27

                              AMSCAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                      March 31,      December 31,
                                                                                        2004             2003
                                                                                      --------       ------------
                                                                                    (Unaudited)         (Note)
                                     ASSETS
   Current assets:
       Cash and cash equivalents................................................   $    8,171      $    31,462
       Accounts receivable, net of allowances...................................       88,420           75,682
       Inventories, net of allowances...........................................       80,695           85,137
       Prepaid expenses and other current assets................................       15,189            9,730
                                                                                     --------         --------
            Total current assets ...............................................      192,475          202,011
   Property, plant and equipment, net...........................................       95,436           96,494
   Goodwill, net................................................................       72,078           71,986
   Other assets, net............................................................        8,959           11,611
                                                                                     --------         --------
            Total assets........................................................     $368,948         $382,102
                                                                                     ========         ========

         LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND COMMON STOCK
                            AND STOCKHOLDERS' DEFICIT
   Current liabilities:
       Accounts payable.........................................................    $  31,001        $  34,916
       Accrued expenses.........................................................       24,295           20,121
       Income taxes payable.....................................................        5,264            3,178
       Current portion of long-term obligations.................................        2,918           23,237
                                                                                     --------         --------
            Total current liabilities...........................................       63,478           81,452
   Long-term obligations, excluding current portion.............................      271,638          272,272
   Deferred income tax liabilities..............................................       18,210           18,040
   Other........................................................................        2,465            2,414
                                                                                     --------         --------
            Total liabilities...................................................      355,791          374,178

   Redeemable convertible preferred stock ($0.10 par value; 100.00 shares authorized; 47.64 and 44.94 shares issued
       and outstanding, respectively)...........................................        7,147            7,045
   Redeemable Common Stock......................................................        9,498            9,498

   Commitments and Contingencies

   Stockholders' deficit:
       Common Stock ($0.10 par value; 3,000.00 shares authorized;
           1,217.92 shares issued and outstanding...............................            -                -
       Additional paid-in capital...............................................       26,580           26,682
       Unamortized restricted Common Stock award................................         (116)            (155)
       Notes receivable from stockholders.......................................         (666)            (680)
       Deficit..................................................................      (29,081)         (34,020)
       Accumulated other comprehensive loss.....................................         (205)            (446)
                                                                                     --------         --------
            Total stockholders' deficit.........................................       (3,488)          (8,619)
                                                                                     --------         --------
            Total liabilities, redeemable convertible preferred and Common
              Stock and stockholders' deficit...................................     $368,948         $382,102
                                                                                     ========         ========

Note: The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.


          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)


                                                                       Three Months Ended March 31,
                                                                        2004                2003
                                                                        ----                ----
Net sales........................................................     $100,525             $99,844
Cost of sales....................................................       66,081              66,969
                                                                      --------             -------
         Gross profit............................................       34,444              32,875

Operating expenses:
   Selling expenses..............................................        9,302               9,142
   General and administrative expenses...........................        8,129               8,506
   Art and development costs.....................................        2,433               2,537
   Restructuring charges.........................................                              316
                                                                      ---------           --------
         Total operating expenses................................       19,864              20,501
                                                                      --------            --------
         Income from operations..................................       14,580              12,374

Interest expense, net............................................        6,361               6,644
Other income, net................................................          (15)                (18)
                                                                      --------            --------
         Income before income taxes and minority interests.......        8,234               5,748

Income tax expense...............................................        3,252               2,271
Minority interests...............................................           43                  15
                                                                      --------            --------
         Net income..............................................        4,939               3,462
         Dividend on redeemable convertible preferred stock......          102                  96
                                                                      --------            --------
         Net income applicable to common shares..................      $ 4,837            $  3,366
                                                                      ========            ========


          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                        Three Months Ended March 31, 2004
                             (Dollars in thousands)
                                   (Unaudited)



                                                                 Unamortized      Notes                Accumulated
                                                   Additional     Restricted   Receivable                 Other
                              Common     Common      Paid-in     Common Stock     from                Comprehensive
                              Shares      Stock      Capital        Award      Stockholders  Deficit       Loss          Total
                              ------      -----      -------        -----      ------------  -------       ----          -----
Balance at December 31, 2003. 1,217.92   $   -       $26,682        $(155)      $(680)     $(34,020)     $(446)       $(8,619)
   Net income................                                                                 4,939                     4,939
   Net change in cumulative
    translation adjustment...                                                                              356           356
  Change in fair value of
   available-for-sale
   securities, net of income
   taxes.....................                                                                              (23)          (23)
  Change in fair value of
   interest rate swap and
   foreign exchange contracts,
   net of income taxes.......                                                                              (92)          (92)
                                                                                                                      ------
       Comprehensive income..                                                                                          5,180
  Amortization of restricted
   Common Stock award........                                          39                                                  39
 Redeemable convertible
   preferred stock dividend...                          (102)                                                           (102)
 Repayment of note receivable
    from stockholder...........                                                    25                                     25
 Accretion of interest income..                                                   (11)                                   (11)
                               --------  ------      -------        -----       -----     --------       -----       -------
Balance at March 31, 2004....  1,217.92  $    -      $26,580        $(116)      $(666)    $(29,081)      $(205)      $(3,488)
                               ========  ======      =======        =====       =====     ========       =====       =======



          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                           2004               2003
                                                                                           ----               ----
Cash flows provided by (used in)operating activities:
   Net income.......................................................................... $ 4,939             $ 3,462
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Depreciation and amortization expense............................................   3,968               3,976
      Amortization of deferred financing costs.........................................     537                 479
      Amortization of restricted Common Stock awards...................................      39                  45
      Provision for doubtful accounts..................................................     541                 604
      Deferred income tax expense (benefit)............................................     337                (402)
      (Gain) loss on disposal of equipment.............................................     (36)                 22
      Changes in operating assets and liabilities:
         Increase in accounts receivable............................................... (13,279)            (11,355)
         Decrease in inventories.......................................................   4,442               2,250
         Increase in prepaid expenses and other current assets.........................  (6,386)             (2,144)
         Increase (decrease) in accounts payable, accrued expenses and income taxes
                 payable...............................................................   2,253              (2,932)
      Other, net.......................................................................   2,910                  23
                                                                                        -------             -------
         Net cash provided by (used in) operating activities...........................     265              (5,972)

Cash flows used in investing activities:
   Capital expenditures................................................................  (2,787)             (3,408)
   Proceeds from disposal of property and equipment....................................      53                   3
                                                                                        --------            --------
         Net cash used in investing activities.........................................  (2,734)             (3,405)

Cash flows (used in) provided by financing activities:
   Repayment of loans, notes payable and long-term obligations......................... (21,094)               (938)
   Proceeds from short-term obligations................................................                       9,500
   Repayment of note receivable from stockholder.......................................      25
                                                                                       --------             --------
         Net cash (used in) provided by financing activities........................... (21,069)              8,562
Effect of exchange rate changes on cash and cash equivalents...........................     247                 (74)
                                                                                        -------             -------
         Net decrease in cash and cash equivalents..................................... (23,291)               (889)
Cash and cash equivalents at beginning of period.......................................  31,462               2,400
                                                                                        -------             -------
Cash and cash equivalents at end of period............................................. $ 8,171             $ 1,511
                                                                                        =======             =======
Supplemental Disclosures:
         Interest paid................................................................. $ 3,350             $ 2,359
         Income taxes paid............................................................. $   893             $ 1,479







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

Note 2 - The Acquisition

     On March 26, 2004, Amscan signed an acquisition agreement providing for a merger of Amscan with AAH Acquisition Corporation, or AAH Acquisition, a wholly-owned subsidiary of AAH Holdings Corporation, or AAH Holdings, an entity jointly controlled by funds affiliated with Berkshire Partners LLC and Weston Presidio. On April 30, 2004, the merger with AAH Acquisition was consummated, with Amscan continuing as the surviving entity and as a wholly owned subsidiary of AAH Holdings. Under the terms of the acquisition agreement, the equity interests in Amscan of GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co., which are collectively referred to as GSCP, and all other stockholders, other than certain management investors, were cancelled in exchange for the right to receive cash. The acquisition was financed with initial borrowings consisting of a $205,000,000 Term Loan under a new senior secured credit facility and a $50,000,000 revolving loan facility, the proceeds from the issuance of $175,000,000 of 8.75% senior subordinated notes due 2014, the equity contribution by our principal investors (including employee stockholders) of $140,500,000 and approximately $2,900,000 of cash on hand. Certain employees of the Company purchased 86.2278 shares of AAH Holdings Common Stock. The acquisition will be accounted for under the purchase method of accounting in the Company's second quarter ending June 30, 2004, and requires that the Company adjust its assets and liabilities to their relative fair values.

     Concurrent with the acquisition, the following financing transactions were also consummated: the repayment of $147,724,000 under our then existing senior secured credit facility and the termination of all commitments under that facility; the consummation of our tender offer and consent solicitation for $87,200,000 of the $110,000,000 aggregate principal amount outstanding of our 9.875% senior subordinated notes due 2007 and the redemption of the remaining senior subordinated notes; and repayment of a $8,500,000 mortgage obligation with a financial institution (the acquisition together with the foregoing financing transactions are referred to herein collectively as the "Transactions").

     Following the purchase of the 9.875% senior subordinated notes due 2007 accepted in the tender offer, approximately $22,800,000 in aggregate principal amount of the notes remained outstanding as of April 30, 2004. The aggregate cost to purchase the Notes tendered pursuant to the tender offer was approximately $93,500,000 or 103.542% of the principal amount of such notes plus accrued and unpaid interest. On May 31, 2004, the remainder of the outstanding notes will be redeemed pursuant to the redemption notice at a price of 103.292% of the principal amount of such notes plus accrued and unpaid interest. The Company will finance the redemption with borrowings under its new revolving credit facility

     The following unaudited pro forma information assumes the Transactions had occurred on January 1, 2004 and 2003, respectively. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the Transactions occurred on January 1, 2004 and 2003, nor is it necessarily indicative of the Company's future results (dollars in thousands):

                                                    Three Months Ended,
                                                    2004          2003
                                                    ----          ----
          Net sales............................  $100,525       $99,844
          Income from operations...............    14,107        11,913
          Net income...........................     4,556         3,017

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The net income amounts reflect adjustments for interest expense from new borrowings related to the Transactions, the elimination of historical interest on debt repaid in the Transactions, management fees to be paid to our principal investors, additional depreciation expense as a result of the write-up of property, plant and equipment and amortization of other intangible assets, based on a preliminary purchase price allocation that may be subject to change upon completion for independent valuations completed on applicable assets and liabilities, net of their related income tax effects based upon a pro forma effective income tax rate of 39.5%. The unaudited pro forma information gives effect only to adjustments described above and does not reflect management's estimate of any anticipated cost savings or other benefits as a result of the acquisition.

Note 3 - Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Amscan Holdings and its majority-owned and controlled entities. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. The results of operations may be affected by seasonal factors such as the timing of holidays or industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in Amscan Holdings' Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.


Note 4 - Inventories

     Inventories consisted of the following (dollars in thousands):

                                                    March 31,    December 31,
                                                     2004           2003
                                                    -------        -------
        Finished goods..........................    $69,931        $74,258
        Raw materials...........................      8,501          8,842
        Work-in-process.........................      5,276          4,762
                                                    -------        -------
                                                     83,708         87,862
        Less: reserve for slow moving and
        obsolete inventory......................     (3,013)        (2,725)
                                                    -------        -------
                                                    $80,695        $85,137
                                                    =======        =======

     Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market.


Note 5 - Income Taxes

     The consolidated income tax expense for the three months ended March 31, 2004 and 2003 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 2004 and 2003, respectively. The differences between the consolidated effective income tax rates and the U.S. Federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

Note 6 - Comprehensive Income (Loss)

     Comprehensive income consisted of the following (dollars in thousands):


                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                                  2004            2003
                                                                                                  ----            ----
Net income..............................................................................         $4,939          $3,462
Net change in cumulative translation adjustment.........................................            356            (123)
Change in fair value of available-for-sale securities, net of income taxes
    of $(15) and $(53), respectively....................................................            (23)            (81)
Change in fair value of the interest rate swap contract, net of  income taxes
    of $(55), and $6, respectively......................................................            (85)              9
Change in fair value of the foreign exchange contracts, net of
   income taxes of $(4) and $4, respectively............................................             (7)              7
                                                                                                 ------          ------
                                                                                                 $5,180          $3,274
                                                                                                 ======          ======

     Accumulated other comprehensive loss consisted of the following (dollars in thousands):


                                                                                                March 31,          December 31,
                                                                                                  2004                 2003
                                                                                                  ----                 ----
 Cumulative translation adjustment......................................................           $1,042              $686
 Unrealized gain on available-for-sale securities, net of income taxes of $18 and $33
    respectively........................................................................               27                50
 Interest rate swap contract, net of income taxes of $(375) and $(320),
    respectively........................................................................             (575)             (490)
 Foreign exchange contracts, net of income taxes of $(456) and $(452),
   respectively.........................................................................             (699)             (692)
                                                                                                   ------             -----
                                                                                                    $(205)            $(446)
                                                                                                    =====             =====


Note 7 - Capital Stock

     Under the terms of the stockholders' agreement in effect through the date of the consummation of the Transactions (see Note 2) ("Stockholders' Agreement"), the Company was required to purchase all of the shares held by an employee stockholder for a period of one year after the employee's death or three months after his disability, at a price determined by a market valuation, and for a period of three months following termination of employment by the Company, at the lower of the share's cost, as defined, or the market valuation. At March 31, 2004 and December 31, 2003, there were 63.68 shares of fully paid and vested Common Stock subject to such put provisions. The shares are recorded as redeemable Common Stock, at their estimated market value, with a corresponding adjustment to stockholders' deficit. In connection with the Transactions on April 30, 2004, the Company redeemed all outstanding shares of its redeemable Common Stock at $182,000 per share (see Note 2). The Stockholders' Agreement was terminated in connection with the consummation of the Transactions.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


     At March 31, 2004 and December 31, 2003, an officer of the Company held
3.00 shares of Common Stock (the "Restricted Stock"), subject to the vesting provisions of his employment agreement. The 3.00 shares of Restricted Stock outstanding at March 31, 2004 were to vest in December 2004. In connection with the Transactions, the 3.00 shares of Restricted Stock vested immediately on April 30, 2004 (see Note 2). During the three months ended March 31, 2004 and 2003, the Company recorded the amortization of Restricted Stock of $39,000 and $45,000 respectively, as compensation expense, which is included in general and administrative expenses in the Company's consolidated statements of income.

     At March 31, 2004 and December 31, 2003, the Company held a note receivable from a former officer for $666,000 and $655,000, respectively, which bore interest at 6.65% and due in March 2009. In addition, at December 31, 2003, the Company held a note receivable from a former employee for $25,000, which bore interest at Libor plus 2% and matured and was repaid in January 2004. These notes arose in connection with the issuance of shares of Common Stock and are reported on the consolidated balance sheets as an increase in stockholders' deficit. In connection with the Transactions, the note receivable from the former officer was repaid on April 30, 2004.

     On March 30, 2001, the Board of Directors authorized 500 shares of preferred stock, $0.10 par value, and designated 100 shares as Series A Redeemable Convertible Preferred Stock. Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co. (collectively, "GSCP") for proceeds of $6.0 million. Dividends are cumulative and payable annually at 6% per annum. On March 30, 2004, the annual dividend was distributed in additional shares of Series A Redeemable Convertible Preferred Stock. At March 31, 2004, 47.64 shares of Series A Redeemable Convertible Preferred Stock were issued and outstanding. In connection with the Transactions on April 30, 2004, the Company redeemed all outstanding shares of Series A Redeemable Convertible Preferred Stock at a redemption price per share equal to $182,000 in cash, together with accrued and unpaid dividends.

Note 8 - Segment Information

Industry Segment

     The Company manages its operations as one industry segment which involves the design, manufacture, contract for manufacture and distribution of party goods, including decorative party goods, metallic balloons, stationery, and gift items.

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

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The Company's geographic area data are as follows (dollars in thousands):

                                                                  Domestic         Foreign        Eliminations       Consolidated
                                                                  --------         -------        ------------       ------------
   Three Months Ended March 31, 2004
   Sales to unaffiliated customers...........................      $ 87,282        $13,243                            $100,525
   Sales between geographic areas............................         3,864                          $(3,864)                -
                                                                   --------        -------           -------          --------
   Net sales.................................................      $ 91,146        $13,243           $(3,864)         $100,525
                                                                   ========        =======           =======          ========

   Income from operations....................................      $ 13,480      $     829           $   271         $  14,580
                                                                   ========      =========           =======
   Interest expense, net.....................................                                                            6,361
   Other income, net.........................................                                                              (15)
                                                                                                                     ---------
   Income before income taxes and minority interests.........                                                        $   8,234
                                                                                                                     =========

   Long-lived assets, net at March 31, 2004..................      $192,978       $  9,353          $(25,858)        $ 176,473
                                                                   ========       ========          ========         =========


                                                                  Domestic         Foreign        Eliminations      Consolidated
                                                                  --------         -------        ------------      ------------
   Three Months Ended March 31, 2003
   Sales to unaffiliated customers...........................      $ 87,054        $12,790                           $  99,844
   Sales between geographic areas............................         4,499                          $(4,499)                -
                                                                 ----------        -------           -------        ----------
   Net sales.................................................      $ 91,553        $12,790           $(4,499)        $  99,844
                                                                   ========        =======           =======         =========

   Income from operations....................................      $ 11,983        $   124           $   267         $  12,374
                                                                   ========        =======           =======
   Interest expense, net.....................................                                                            6,644
   Other income, net.........................................                                                              (18)
                                                                                                                     ---------
   Income before income taxes and minority interests.........                                                        $   5,748
                                                                                                                     =========

   Long-lived assets, net at March 31, 2003 .................      $201,584       $  8,218          $(26,467)         $183,335
                                                                   ========       ========          ========          ========


Note 9 - Legal Proceedings

     The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.


Note 10 - Related Party Transactions

     During the three months ended March 31, 2004 and 2003, the Company sold $600,000 and $615,000, respectively, of metallic balloons and other party goods to American Greetings Corporation, a minority stockholder from February 2002 through the date of the Transactions. Trade accounts receivable from American Greetings at March 31, 2004 and December 31, 2003 were $1,430,000 and $1,937,000, respectively.

Note 11 - Restructuring Charges

     During the three months ended March 31, 2003, the Company incurred charges of $316,000 resulting from the consolidation of domestic distribution operations which may result in additional restructuring charges in subsequent periods.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

Note 12 - Stock Option Plan

     The Company accounts for stock based awards in accordance with the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123 permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," which requires the recognition of compensation expense at the date of grant only if the current market price of the underlying stock exceeds the exercise price, and to provide pro forma net income disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the intrinsic value method of APB No. 25 for awards granted under its stock-based compensation plans and has provided the pro forma disclosures required by SFAS No. 123. Accordingly, no compensation cost has been recognized in connection with the issuance of options under the 1997 Stock Incentive Plan as all options were granted with exercise prices equal to the estimated fair market value of the Common Stock on the date of grant.

          Had the Company determined stock-based compensation based on the fair value of the options granted at the grant date, consistent with the method prescribed under SFAS No. 123, the Company's net income would have been reduced to amounts indicated below (dollars in thousands):


                                                                             Three Months Ended March 31,
                                                                                 2004          2003
                                                                                 ----          ----
       Net income:
                As reported..............................................       $4,939         $3,462
                Less: Total stock-based employee compensation
                    expense determined under the fair value based
                    method for all awards, net of income taxes of
                    $95 and $30, respectively............................          145             46
                                                                                ------         ------
            SFAS No. 123 pro forma net income............................       $4,794         $3,416
                                                                                ======         ======

     In connection with the Transactions, all options vested immediately on April 30, 2004 (see Note 2).


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

     On December 19, 1997, the Company also issued $110,000,000 aggregate principal amount of 9.875% senior subordinated notes (the "Notes") due in December 2007.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)



     On April 30, 2004, in connection with the consummation of the Transactions, all borrowings under the Credit Agreement were repaid and the facility was terminated, $87,200,000 in aggregate principal amount of the Notes were accepted in the tender offer and a redemption notice was issued for the remaining $22,800,000 in aggregate principal amount of the Notes (see Note 2). The aggregate cost to purchase the Notes tendered pursuant to the tender offer was approximately $93,500,000, or 103.542% of the principal amount of such Notes plus accrued and unpaid interest. On May 31, 2004, the remainder of the outstanding Notes will be redeemed pursuant to the redemption notice at a price of 103.292% of the principal amount of such Notes plus accrued and unpaid interest.

     Borrowings under the Credit Agreement and Notes were guaranteed jointly and severally, fully and unconditionally, by the following wholly-owned domestic subsidiaries of the Company (the "Guarantors"):

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

     Non-guarantor subsidiaries ("Non-guarantors") include the following:

        o  Amscan Distributors (Canada) Ltd.
        o  Amscan Holdings Limited
        o  Amscan (Asia-Pacific) Pty. Ltd.
        o  Amscan Partyartikel GmbH
        o  Amscan de Mexico, S.A. de C.V.
        o  Anagram International (Japan) Co., Ltd.
        o  Anagram Espana, S.A.
        o  Anagram France S.C.S.

     The following information presents consolidating balance sheets as of March 31, 2004 and December 31, 2003, and the related consolidating statements of income for the three months ended March 31, 2004 and 2003 and consolidating statements of cash flows for the three months ended March 31, 2004 and 2003 for the combined Guarantors and the combined Non-guarantors and elimination entries necessary to consolidate the entities comprising the combined companies.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                           CONSOLIDATING BALANCE SHEET

                                 March 31, 2004
                             (Dollars in thousands)

                                                              Amscan
                                                           Holdings and       Combined
                                                             Combined           Non-
                                                            Guarantors       Guarantors      Eliminations    Consolidated
                                                            ----------       ----------      ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents...........................     $   7,270       $      901                        $   8,171
   Accounts receivable, net of allowances..............        75,235           13,185                           88,420
   Inventories, net of allowances......................        71,718            9,247          $   (270)        80,695
   Prepaid expenses and other current assets...........        13,110            2,199              (120)        15,189
                                                            ---------       ----------          --------      ---------
     Total current assets..............................       167,333           25,532              (390)       192,475
Property, plant and equipment, net.....................        93,466            1,970                           95,436
Goodwill, net..........................................        66,453            5,625                           72,078
Other assets, net......................................        33,059            1,758           (25,858)         8,959
                                                            ---------       ----------          --------      ---------
     Total assets......................................      $360,311       $   34,885          $(26,248)     $ 368,948
                                                            =========       ==========          ========      =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND COMMON STOCK
    AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Accounts payable....................................     $  29,081        $   1,920                        $  31,001
   Accrued expenses ...................................        17,594            6,701                           24,295
   Income taxes payable ...............................         5,407                           $  (143)          5,264
   Current portion of long-term obligations............         2,810              108                            2,918
                                                            ---------        ---------          --------      ---------
     Total current liabilities.........................        54,892            8,729              (143)        63,478
Long-term obligations, excluding current portion.......       271,474              164                          271,638
Deferred income tax liabilities........................        18,210                                            18,210
Other. ................................................         2,331            13,501          (13,367)         2,465
                                                            ---------        ----------         --------      ---------
     Total liabilities.................................       346,907           22,394           (13,510)       355,791

Redeemable convertible preferred stock.................         7,147                                             7,147
Redeemable Common Stock................................         9,498                                             9,498

Commitments and Contingencies

Stockholders' (deficit) equity:
     Common Stock......................................                            339              (339)          -
     Additional paid-in capital........................        26,580              658              (658)        26,580
     Unamortized restricted Common Stock
        award..........................................          (116)                                             (116)
     Note receivable from stockholder..................          (666)                                             (666)
     (Deficit) retained earnings.......................       (28,834)          11,283           (11,530)       (29,081)
     Accumulated other comprehensive loss..............          (205)             211              (211)          (205)
                                                            ---------        ---------          --------      ----------
         Total stockholders' (deficit) equity..........        (3,241)          12,491           (12,738)        (3,488)
                                                            ---------        ---------          --------      ---------
         Total liabilities, redeemable convertible
             preferred and Common Stock and
             stockholders' (deficit) equity............      $360,311          $34,885          $(26,248)     $ 368,948
                                                             ========          =======          ========      =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                           CONSOLIDATING BALANCE SHEET
                                December 31, 2003
                             (Dollars in thousands)

                                                               Amscan
                                                             Holdings and     Combined
                                                              Combined          Non-
                                                             Guarantors       Guarantors      Eliminations     Consolidated
                                                             ----------       ----------      ------------     ------------
ASSETS
Current assets:
     Cash and cash equivalents.........................        $ 30,740       $   722                         $ 31,462
     Accounts receivable, net of allowances............          63,553        12,129                           75,682
     Inventories, net of allowances....................          75,991         9,357         $   (211)         85,137
     Prepaid expenses and other current assets.........           8,611         1,248             (129)          9,730
                                                               --------      --------          -------        --------
     Total current assets..............................         178,895        23,456            (340)         202,011
Property, plant and equipment, net.....................          94,789         1,705                           96,494
Goodwill, net..........................................          66,453         5,533                           71,986
Other assets, net......................................          33,019         1,491          (22,899)         11,611
                                                               --------      --------          -------        --------
     Total assets......................................        $373,156       $32,185         $(23,239)       $382,102
                                                               ========       =======         ========        ========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND COMMON STOCK
    AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Accounts payable..................................       $  33,221       $  1,695                        $ 34,916
     Accrued expenses .................................          14,156          5,965                          20,121
     Income taxes payable .............................           3,307                        $  (129)          3,178
     Current portion of long-term obligations..........          23,110            127                          23,237
                                                              ---------      ---------         -------        --------
     Total current liabilities  .......................          73,794          7,787            (129)         81,452
Long-term obligations, excluding current portion.......         272,104            168                         272,272
Deferred income tax liabilities........................          18,040                                         18,040
Other. ................................................           1,083         13,133         (11,802)          2,414
                                                              ---------      ---------         -------         -------
     Total liabilities.................................         365,021         21,088         (11,931)        374,178

Redeemable convertible preferred stock.................           7,045                                          7,045
Redeemable Common Stock................................           9,498                                          9,498

Commitments and Contingencies

Stockholders' (deficit) equity:
     Common Stock......................................                            339            (339)           -
     Additional paid-in capital..........................        26,682            658            (658)         26,682
     Unamortized restricted Common Stock
        award..........................................            (155)                                          (155)
     Notes receivable from stockholders................            (680)                                          (680)
     (Deficit) retained earnings.......................         (33,809)        10,292         (10,503)        (34,020)
     Accumulated other comprehensive loss..............            (446)          (192)            192            (446)
                                                              ---------      ---------         -------         -------
         Total stockholders' (deficit) equity..........          (8,408)        11,097         (11,308)         (8,619)
                                                              ---------      ---------         -------         -------
         Total liabilities, redeemable convertible
         preferred and Common Stock and
         stockholders' (deficit) equity................        $373,156        $32,185        $(23,239)        $382,102
                                                               ========        =======        ==========       ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                        CONSOLIDATING STATEMENT OF INCOME
                    For the Three Months Ended March 31, 2004
                             (Dollars in thousands)


                                                               Amscan
                                                            Holdings and      Combined
                                                              Combined          Non-
                                                             Guarantors      Guarantors     Eliminations     Consolidated
                                                             ----------      ----------     ------------     ------------
Net sales..............................................         $91,146        $13,243           $(3,864)      $100,525
Cost of sales..........................................          61,084          8,802            (3,805)        66,081
                                                               --------      ---------          --------       --------
         Gross profit..................................          30,062          4,441               (59)        34,444
Operating expenses:
    Selling expenses...................................           7,528          1,774                            9,302
    General and administrative expenses................           6,621          1,838              (330)         8,129
    Art and development costs..........................           2,433                                           2,433
                                                               --------      ---------          --------       --------
         Total operating expenses......................          16,582          3,612              (330)        19,864

         Income from operations........................          13,480            829               271         14,580
Interest expense, net .................................           6,313             48                            6,361
Other (income) expense, net............................             (841)          (42)              868            (15)
                                                               --------      ---------          --------       --------
         Income before income taxes and
           minority interests..........................           8,008            823              (597)         8,234
Income tax expense.....................................           3,033            242               (23)         3,252
Minority interests.....................................                             43                               43
                                                               --------      ---------          --------       --------
         Net income....................................           4,975            538              (574)         4,939
         Dividend on redeemable convertible
            preferred stock............................             102                                             102
                                                               --------      ---------         ---------       --------
         Net income applicable to common shares........        $  4,873      $      538       $     (574)      $  4,837
                                                               ========      ==========       ==========-      ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                        CONSOLIDATING STATEMENT OF INCOME
                    For the Three Months Ended March 31, 2003
                             (Dollars in thousands)


                                                                Amscan
                                                              Holdings and     Combined
                                                                Combined         Non-
                                                               Guarantors      Guarantors     Eliminations   Consolidated
                                                               ----------      ----------     ------------   ------------
Net sales..............................................        $ 91,553      $  12,790         $  (4,499)      $ 99,844
Cost of sales..........................................          62,187          9,248            (4,466)        66,969
                                                               --------      ---------         ---------       --------
         Gross profit..................................          29,366          3,542               (33)        32,875
Operating expenses:
    Selling expenses...................................           7,590          1,552                            9,142
    General and administrative expenses................           6,940          1,866              (300)         8,506
    Art and development costs..........................           2,537                                           2,537
    Restructuring charges..............................             316                                             316
                                                               --------      ---------         ---------       --------
         Total operating expenses......................          17,383          3,418              (300)        20,501
                                                               --------      ---------         ---------       --------
         Income from operations........................          11,983            124               267         12,374
Interest expense, net .................................           6,483            161                            6,644
Other (income) expense, net............................            (225)             4               203            (18)
                                                               --------      ---------         ---------       --------
         Income (loss) before income taxes and
           minority interests..........................           5,725            (41)               64          5,748
Income tax expense ....................................           2,243             41               (13)         2,271
Minority interests.....................................                             15                               15
                                                               --------      ---------         ---------       --------
         Net income (loss).............................           3,482            (97)               77          3,462
         Dividend on redeemable convertible
            preferred stock............................              96                                              96
                                                               --------      ---------         ---------       --------
         Net income (loss) applicable to common
            shares.....................................        $ 3,386       $     (97)      $       77     $     3,366
                                                               ========      =========       ===========    ===========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 2004
                             (Dollars in thousands)


                                                           Amscan Holdings    Combined
                                                            and Combined        Non-
                                                             Guarantors      Guarantors     Eliminations     Consolidated
                                                             ----------      ----------     ------------     ------------
Cash flows (used in) provided by operating activities:
   Net income...............................................   $  4,975         $  538         $ (574)          $ 4,939
   Adjustments to reconcile net income to net
     cash (used in) provided by operating activities:
      Depreciation and amortization expense.................      3,810            158                            3,968
      Amortization of deferred financing costs..............        537                                             537
      Amortization of restricted Common Stock award.........         39                                              39
      Provision for doubtful accounts.......................        448             93                              541
      Deferred income tax expense...........................        337                                             337
      Gain on disposal of property and equipment............                       (36)                             (36)
      Changes in operating assets and liabilities:
            Increase in accounts receivable.................    (12,130)        (1,149)                         (13,279)
            Decrease in inventories.........................      4,273            110             59             4,442
            Increase in prepaid expenses and other
               current assets...............................     (5,426)          (960)                          (6,386)
            Increase (decrease) in accounts payable, accrued
               expenses and income taxes payable............      1,313            963            (23)            2,253
           Other, net.......................................      1,820            552            538             2,910
                                                                -------         ------         ------           -------
            Net cash (used in) provided by operating activities      (4)           269            -                 265

Cash flows used in investing activities:
   Capital expenditures.....................................     (2,403)          (384)                          (2,787)
   Proceeds from disposal of property and equipment.........                        53                               53
                                                                --------        ------         ------           -------
            Net cash used in investing activities...........     (2,403)          (331)          -               (2,734)

Cash flows used in financing activities:
     Repayment of loans, notes payable and long-term
         obligations........................................    (21,034)           (60)                         (21,094)
   Repayment of note receivable from stockholder....                 25                                                25
                                                                --------        ------         ------           -------
            Net cash used in financing activities...........    (21,009)           (60)          -              (21,069)
Effect of exchange rate changes on cash and cash equivalents        (54)           301                              247
                                                                --------        ------         ------           -------
            Net (decrease) increase in cash and cash
                      equivalents...........................    (23,470)           179                          (23,291)
Cash and cash equivalents at beginning of period............     30,740            722                           31,462
                                                                --------        ------         ------           -------
Cash and cash equivalents at end of period..................   $  7,270        $   901       $    -             $ 8,171
                                                                =======         ======         ======            ======

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 2003
                             (Dollars in thousands)


                                                           Amscan Holdings    Combined
                                                            and Combined        Non-
                                                             Guarantors      Guarantors     Eliminations     Consolidated
                                                             ----------      ----------     ------------     ------------
Cash flows (used in) provided by operating activities:
   Net income (loss)........................................     $3,482        $   (97)          $ 77            $3,462
   Adjustments to reconcile net income to net
     cash (used in) provided by operating activities:
      Depreciation and amortization expense.................      3,855            121                            3,976
      Amortization of deferred financing costs..............        479                                             479
      Amortization of restricted Common Stock awards........         45                                              45
      Provision for doubtful accounts.......................        457            147                              604
      Deferred income tax benefit...........................       (402)                                           (402)
      Loss on disposal of equipment.........................         15              7                               22
      Changes in operating assets and liabilities:
            Increase in accounts receivable.................    (10,359)          (996)                         (11,355)
            Decrease (increase) in inventories..............      2,338           (121)            33             2,250
            Increase in prepaid expenses and other current
               assets.......................................     (1,561)          (583)                          (2,144)
            (Decrease) increase in accounts payable,
               accrued expenses and income taxes payable....     (3,768)           849            (13)           (2,932)
       Other, net...........................................       (903)         1,023            (97)               23
                                                                --------        ------         ------           -------
            Net cash (used in) provided by operating activities  (6,322)           350            -              (5,972)

Cash flows used in investing activities:
   Capital expenditures.....................................     (3,028)          (380)                          (3,408)
   Proceeds from disposal of property and equipment.........                         3                                3
                                                                --------        ------         ------           -------
            Net cash used in investing activities...........     (3,028)          (377)           -              (3,405)

Cash flows provided by (used in) financing activities:
   Repayment of loans, notes payable and long-term
         obligations................................               (895)           (43)                            (938)
     Proceeds from short-term obligations...................      9,500                                           9,500
                                                                --------        ------         ------           -------
            Net cash provided by (used in) financing activities   8,605            (43)          -                8,562
Effect of exchange rate changes on cash and cash equivalents         14            (88)                             (74)
                                                                --------        ------         ------           -------
            Net decrease in cash and cash equivalents.......       (731)          (158)                            (889)
Cash and cash equivalents at beginning of period............      1,483            917                            2,400
                                                                --------        ------         ------           -------
Cash and cash equivalents at end of period..................    $   752        $   759       $   -              $ 1,511
                                                                =======        =======       ========           =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Transactions

     On March 26, 2004, Amscan signed an acquisition agreement providing for a merger of Amscan with AAH Acquisition Corporation, or AAH Acquisition, a wholly-owned subsidiary of AAH Holdings Corporation, or AAH Holdings, an entity jointly controlled by funds affiliated with Berkshire Partners LLC and Weston Presidio. On April 30, 2004, the merger with AAH Acquisition was consummated, with Amscan continuing as the surviving entity and as a wholly owned subsidiary of AAH Holdings. Under the terms of the acquisition agreement, the equity interests of GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co., which are collectively referred to as GSCP, and all other stockholders, other than certain management investors, were cancelled in exchange for the right to receive cash. The acquisition was financed with initial borrowings consisting of a $205.0 million Term Loan under a new senior secured credit facility and a $50.0 million revolving loan facility, the proceeds from the issuance of $175.0 million of 8.75% senior subordinated notes due 2014, the equity contribution by our principal investors (including employee stockholders) of $140.5 million and approximately $2.9 million of cash on hand. Certain employees of the Company purchased 86.2278 shares of AAH Holdings Common Stock. The acquisition will be accounted for under the purchase method of accounting, which requires that the Company revalue or adjust its assets and liabilities to their fair values.

     Concurrent with the acquisition, the following financing transactions were also consummated: the repayment of $147.7 million under our then existing senior secured credit facility and the termination of all commitments under that facility, the consummation of our tender offer and consent solicitation for $87.2 million of the $110.0 million aggregate principal amount outstanding of our 9.875% senior subordinated notes due 2007 and the redemption of the remaining senior subordinated notes and the repayment of a $8.5 million mortgage obligation with a financial institution (the acquisition together with the foregoing financing transactions are referred to herein collectively as the "Transactions").

     Following the purchase of the 9.875% senior subordinated notes due 2007 accepted in the tender offer, approximately $22.8 million in aggregate principal amount of the notes remained outstanding as of April 30, 2004. The aggregate cost to purchase the Notes tendered pursuant to the tender offer was approximately $93.5 million, or 103.542% of the principal amount of such notes plus accrued and unpaid interest. On May 31, 2004, the remainder of the outstanding notes will be redeemed pursuant to the redemption notice at a price of 103.292% of the principal amount of such notes plus accrued and unpaid interest. The Company will finance the redemption with borrowings under its new revolving credit facility.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Percentage of Net Sales
                                                         Three Months Ended
                                                              March 31,
                                                        2004         2003
                                                        ----         ----
      Net sales...................................      100.0%      100.0%
      Cost of sales...............................       65.7        67.1
                                                       ------      ------
             Gross profit.........................       34.3        32.9
      Operating expenses:
          Selling expenses........................        9.3         9.2
          General and administrative expenses.....        8.1         8.5
          Art and development costs...............        2.4         2.5
          Restructuring charges...................                    0.3
                                                       ------      ------
             Total operating expenses.............       19.8        20.5
                                                       ------      ------
             Income from operations...............       14.5        12.4
      Interest expense, net.......................        6.3         6.6
                                                       ------      ------
                                                          8.2         5.8
      Income tax expense..........................        3.3         2.3
      Minority interests..........................
                                                       ------      ------
             Net income...........................        4.9%        3.5%
                                                       ======      ======

     Net Sales. Net sales of $100.5 million for the quarter ended March 31, 2004 were $0.7 million or 0.7% higher than net sales for the quarter ended March 31, 2003 principally due to higher international and contract manufacturing net sales, partially offset by slightly lower net sales to party superstores, as certain national chains rationalized inventories during the first quarter of 2004.

     Gross Profit. Gross profit margin for the first quarter of 2004 was 34.3% or 140 basis points higher than for the first quarter of 2003. The improvement in gross profit margin principally reflects additional manufacturing, distribution and other synergies arising from the completion of integration of M&D Industries, Inc. ("M&D"), our 2002 balloon business acquisition and the rationalization of our metallic balloon operations and the elimination of redundant distribution costs incurred in the first quarter of 2003 arising from the transition from four to three east coast distribution facilities.

     Operating Expenses. Selling expenses of $9.3 million for the quarter ended March 31, 2004 were $0.2 million higher than for first quarter of 2003, and as a percent of net sales, selling expenses were 9.3%, or 0.1% higher than in 2003.

     General and administrative expenses of $8.1 million for the quarter ended March 31, 2004 were $0.4 million lower than for the first quarter of 2003. As a percentage of net sales, general and administrative expenses were 8.1% for the first quarter of 2004, or 0.4% lower than in 2003. The net decrease in general and administrative expenses principally reflects lower consulting fees and depreciation and amortization as well as the elimination of expenses as a result of the closure in 2003 of certain international facilities.

     Art and development costs of $2.4 million for the quarter ended March 31, 2004 were $0.1 million lower as compared to 2003. As a percentage of net sales, art and development costs were 2.4% for the first quarter of 2004 or 0.1% lower than the first quarter of 2003.

     During the three months ended March 31, 2003, the Company incurred a restructuring charge of $0.3 million resulting from the consolidation of its domestic distribution operations.

     Interest Expense. Interest expense, net, of $6.4 million for the three months ended March 31, 2004 was $0.3 million lower than for the three months ended March 31, 2003, principally due to the impact of lower average borrowings.

     Income Taxes. Income taxes for the first quarter of 2004 and 2003 were based upon estimated consolidated effective income tax rates of 39.5% for the years ending December 31, 2004 and 2003.


Liquidity and Capital Resources

     Our new senior secured credit facility contains financial covenants and maintenance tests, including a minimum interest coverage test and a maximum total leverage test, and restrictive covenants, including restrictions on our ability to make capital expenditures or pay dividends. Our new senior secured credit facility is secured by substantially all of our assets and the assets of some of our subsidiaries, and by a pledge of all of our domestic subsidiaries' capital stock and a portion of our wholly owned foreign subsidiaries' capital stock.

     The Company's new term loan provides for amortization (in quarterly installments) of 1.0% per annum through June 30, 2010, and will then amortize in equal quarterly payments through June 30, 2012. The new term loan bears interest, at the option of the Company, at the index rate plus 1.75% per annum or at LIBOR plus 2.75% per annum. Revolving loans under the new senior credit facility will bear interest, at the option of the Company, at the index rate plus, based on performance, a margin ranging from 0.75% to 1.50% per annum, or at LIBOR plus, based on performance, a margin ranging from 1.75% to 2.50% per annum.

     The Company's prior senior secured facility consisted of a $170.0 million term loan (the" Term Loan") and up to $30.0 million aggregate principal amount of revolving loans (the "Revolver"). The Term Loan bore interest, at the option of the Company, at the index rate plus 3.50% per annum or at LIBOR plus 4.50% per annum, with a LIBOR floor of 2.0%. At March 31, 2004, the Term Loan, net of unamortized discount, was $146.6 million and the floating interest rate on the Term Loan was 6.50%.

     The Revolver would have expired on June 15, 2007, and bore interest, at the option of the Company, at the index rate plus, based on performance, a margin ranging from 2.00% to 3.50% per annum, or at LIBOR plus, based on performance, a margin ranging from 3.00% to 4.50% per annum, with a LIBOR floor of 2.0%. At March 31, 2004, the Company had no borrowings under the Revolver. Standby letters of credit totaling $7.1 million were outstanding and the Company had borrowing capacity of approximately $22.9 million under the terms of the Revolver at March 31, 2004. At April 30, 2004, the outstanding standby letters of credit were replaced with new standby letters of credit issued under the new revolving loan facility.

     At March 31, 2004 we have a 400,000 Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate plus 0.6% and expires on June 30, 2004, a 1.0 million British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on June 1, 2004, and a $1.0 million revolving credit facility which bears interest at LIBOR plus 1.0% and expires on December 31, 2004. We expect to renew these revolving credit facilities upon expiration. No borrowings were outstanding under these revolving credit facilities at March 31, 2004.

     Long-term borrowings at March 31, 2004 include a first lien mortgage note with a financial institution and second lien mortgage note with the New York State Job Development Authority in the original principal amounts of $10.0 million each. The first lien mortgage note bore interest at LIBOR plus 2.75%. However, we utilized an interest rate swap agreement to effectively fix the loan rate at 8.40% for the term of the loan. On April 30, 2004, in connection with the Transactions, the first lien mortgage note was paid in full and, a result, the related interest rate swap agreement was terminated at a cost of $0.7 million. The second lien mortgage note bears interest at the rate of 3.31%, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority's confidential internal protocols. Both mortgage notes are for a term of 96 months and require monthly payments based on a 180-month amortization period with balloon payments upon maturity in January 2010.

     On March 30, 2001, the Board of Directors authorized 500 shares of preferred stock, $0.10 par value, and designated 100 shares as Series A Redeemable Convertible Preferred Stock. Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co. (collectively, "GSCP") for proceeds of $6.0 million. Dividends are cumulative and payable annually at 6% per annum. On March 30, 2004, the annual dividend was distributed in additional shares of Series A Redeemable Convertible Preferred Stock. At March 31, 2004, 47.64 shares of Series A Redeemable Convertible Preferred Stock were issued and outstanding. In connection with the Transactions on April 30, 2004, the Company redeemed all outstanding shares of Series A Redeemable Convertible Preferred Stock at a redemption price per share equal to $182,000 in cash, together with accrued and unpaid dividends.

     The Company has several non-cancelable operating leases principally for office, distribution and manufacturing facilities, showrooms and warehouse equipment. These leases expire on various dates through 2017 and generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance costs. Rent expense for the three months ended March 31, 2004 and 2003, totaled $2.9 million and $3.3 million, respectively. The minimum lease payments currently required under non-cancelable operating leases for the year ending December 31, 2004 approximate $12.5 million.

     In connection with the Transactions, we executed a management agreement with Berkshire Partners LLC and Weston Presidio. Pursuant to this management agreement, Berkshire Partners LLC and Weston Presidio will be paid an annual management fee of $833,333 and $416,667, respectively. Although the indenture governing the 8.75% senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.

     We expect that cash generated from operating activities and availability under our new senior secured credit facility will be our principal sources of liquidity. Based on our current level of operations, we believe our cash flow from operations and available cash and available borrowings under our new senior secured credit facility will be adequate to meet out liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our new senior secured credit facility in an amount sufficient to enable us to repay our indebtedness, including the notes, or to fund our other liquidity needs.

Cash Flow Data - Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     Net cash provided by (used in) operating activities during the three months ended March 31, 2004 and 2003, totaled $0.3 million and $(6.0) million, respectively. Net cash flow provided by operating activities before changes in operating assets and liabilities for the three months ended March 31, 2004 and 2003, was $10.3 million and $8.2 million, respectively. Changes in operating assets and liabilities for the three months ended March 31, 2004 and 2003, resulted in the use of cash of $10.0 million and $14.2 million, respectively. The $4.2 million reduction in the use of cash in 2004 principally reflects the Company's efforts to reduce its investment in working capital.

     During the three months ended March 31, 2004 and 2003, net cash used in investing activities of $2.7 million and $3.4 million, respectively, consisted principally of additional investments in distribution and manufacturing equipment.

     During the three months ended March 31, 2004, net cash used in financing activities of $21.1 million consisted of scheduled payments on the Term Loan and other long-term obligations as well as a required prepayment of the Term Loan of $20.2 million based on our excess cash flows for the year ended December 31, 2003, partially offset by proceeds from the repayment of a note receivable by an employee. During the three months ended March 31, 2003, net cash provided by financing activities of $8.6 million consisted of proceeds from short-term borrowings of $9.5 million, partially offset by the scheduled payment of the Term Loan and other long-term obligations.

Legal Proceedings

     The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.

Cautionary Note Regarding Forward-Looking Statements

     This quarterly report on Form 10-Q contains "forward-looking statements." Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "project" or "continue" or the negative thereof and similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this quarterly report and in any public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements, include, but are not limited to: our inability to satisfy our debt obligations, the reduction of volume of purchases by one or more of our large customers, our inability to collect receivables from our customers, the termination of our licenses, our inability to identify and capitalize on changing design trends and customer preferences, changes in the competitive environment, increases in the costs of raw materials and the possible risks and uncertainties that have been noted in reports filed by us with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we have utilized interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended March 31, 2004 and 2003, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes and minority interest would have decreased, by $0.4 million and $0.6 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $0.4 million for the three months ended March 31, 2004 and 2003. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Item 4. Controls and Procedures

     Based on an evaluation of the effectiveness of the Company's disclosure controls and procedures performed by the Company's management, with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, as of the end of the period covered by this report, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

     As used herein, "disclosure controls and procedures" means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                     Part II

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     a)   Not applicable.

     b)   Not applicable.

     c) On April 30, 2004, the Company issued 1,000 shares of its Common Stock, par value $.10, upon consummation of the merger included in the Transactions. These shares were not publicly offered and were issued to AAH Acquisition Corporation for an aggregate purchase price of $551 million. The Company's offering of these shares was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D thereunder.

     d)   Not applicable.

     e)   Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

    31(1) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

    31(2) Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

     32 Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b) Reports on Form 8-K

     On March 29, 2004, the Company filed a Current Report on Form 8-K dated March 29, 2004 (File No. 000-21827) under Item 5 and reporting that the Company and AAH Holdings Corporation had entered into a merger agreement.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMSCAN HOLDINGS, INC.

                                          By:   /s/ MICHAEL A. CORREALE
                                             ----------------------------
                                               Michael A. Correale
                                               Chief Financial Officer
                                               (on behalf of the registrant
                                               and as principal financial
Date: May 17, 2004                             and accounting officer)
      ------------

                                 EXHIBIT INDEX


  Number                         Description
  ------                         -----------

  31(1) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

  31(2) Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

     32 Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.