Form 10-Q
period 2004-06-30
AMSCAN HOLDINGS INC
filed 2004-08-16
CIK 1024729

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 F O R M 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004


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
    (State or other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)                Identification Number)

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

      Yes ___ No X

As of August 12, 2004, 1,000.00 shares of Registrant's common stock, par value $0.10, were outstanding.

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-Q

                                  JUNE 30, 2004

                                TABLE OF CONTENTS

                                                     PART I                                                   PAGE
                                                                                                              ----
ITEM 1          FINANCIAL STATEMENTS  (UNAUDITED)
                Consolidated Balance Sheets at June 30, 2004 and December 31, 2003..........................    3
                Consolidated Statements of Operations for the One Month
                   Ended April 30, 2004 (Predecessor), Two Months Ended
                   June 30, 2004 (Successor), Three Months Ended June
                   30, 2003(Predecessor), Four Months Ended April 30,
                   2004 (Predecessor) and Six Months Ended June 30, 2003 (Predecessor).....................     4
                Consolidated Statements of Stockholders' (Deficit) Equity for the Four Months
                  Ended April 30, 2004 (Predecessor) and Two Months Ended June 30,
                  2004 (Successor) .........................................................................    6
                Consolidated Statements of Cash Flows for the Four Months Ended April
                   30, 2004 (Predecessor), Two Months Ended June 30, 2004 (Successor) and
                   Six Months Ended June 30, 2003 (Predecessor).............................................    7
                Notes to Consolidated Financial Statements..................................................    9
ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS................................................................   29
ITEM 3          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .................................   35
ITEM 4          CONTROLS AND PROCEDURES.....................................................................   36
                                                     PART II
ITEM 2          CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
                   SECURITIES...............................................................................   37
ITEM 4          SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................   37
ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K............................................................   37
SIGNATURE    ...............................................................................................   40

                              AMSCAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        JUNE 30,     DECEMBER 31,
                                                                                         2004           2003
                                                                                       ---------      ---------
                                                                                      (Successor)   (Predecessor)
                                                                                      (Unaudited)      (Note)
                                                      ASSETS
Current assets:
    Cash and cash equivalents ....................................................     $   1,306      $  31,462
    Accounts receivable, net of allowances .......................................        81,633         75,682
    Inventories, net of allowances ...............................................        82,333         85,137
    Prepaid expenses and other current assets ....................................        17,103          9,730
                                                                                       ---------      ---------
         Total current assets ....................................................       182,375        202,011
Property, plant and equipment, net ...............................................       100,352         96,494
Goodwill, net ....................................................................       313,097         71,986
Other assets, net ................................................................        19,167         11,611
                                                                                       ---------      ---------
         Total assets ............................................................     $ 614,991      $ 382,102
                                                                                       =========      =========
                 LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND COMMON SECURITIES AND
                         STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Loans and notes payable ......................................................     $  11,590      $      --
    Accounts payable .............................................................        26,274         34,916
    Accrued expenses .............................................................        21,697         20,121
    Income taxes payable .........................................................           339          3,178
    Current portion of long-term obligations .....................................         2,909         23,237
                                                                                       ---------      ---------
         Total current liabilities ...............................................        62,809         81,452
Long-term obligations, excluding current portion .................................       386,283        272,272
Deferred income tax liabilities ..................................................        21,782         18,040
Other ............................................................................         2,423          2,414
                                                                                       ---------      ---------
         Total liabilities .......................................................       473,297        374,178
Redeemable convertible preferred stock ($0.10 par value; 100.00 shares authorized; 44.94 shares issued and
    outstanding at December 31, 2003) ............................................                        7,045
Redeemable common securities .....................................................         3,660          9,498
Commitments and Contingencies
Stockholders' equity (deficit):
    Preferred Stock ($0.01 par value; 10,000.00 shares authorized; none issued and
      outstanding at June 30, 2004) ..............................................            --
    Common Stock ($0.01 par value; 40,000.00 shares authorized; 13,957.88 shares
      issued and outstanding at June 30, 2004) ...................................            --
    Common Stock ($0.10 par value; 3,000.00 shares authorized; 1,217.92
        shares issued and outstanding at December 31, 2003) ......................                           --
    Additional paid-in capital ...................................................       136,819         26,682
    Unamortized restricted Common Stock award ....................................                         (155)
    Notes receivable from stockholders ...........................................                         (680)
    Retained earnings (deficit) ..................................................           702        (34,020)
    Accumulated other comprehensive income (loss) ................................           513           (446)
                                                                                       ---------      ---------
         Total stockholders' equity (deficit) ....................................       138,034         (8,619)
                                                                                       ---------      ---------
         Total liabilities, redeemable convertible preferred stock and common
            securities and stockholders' equity (deficit) ........................     $ 614,991      $ 382,102
                                                                                       =========      =========

Note: The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements of the Predecessor at that date (See Note 2).

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                ONE MONTH       TWO MONTHS    THREE MONTHS
                                                   ENDED          ENDED          ENDED
                                              APRIL 30, 2004  JUNE 30, 2004  JUNE 30, 2003
                                                 ---------      ---------      ---------
                                               (PREDECESSOR)   (SUCCESSOR)   (PREDECESSOR)
Net sales ..................................     $  33,135      $  63,181      $ 100,996
Cost of sales ..............................        22,166         43,424         68,950
                                                 ---------      ---------      ---------
      Gross profit .........................        10,969         19,757         32,046
Operating expenses:
   Selling expenses ........................         3,128          5,948          8,974
   General and administrative expenses .....         2,557          5,452          7,927
   Art and development costs ...............           899          1,769          2,286
   Provision for doubtful accounts .........           188            326          1,385
   Non-recurring expenses related to the
      Transactions (see Note 2) ............        11,757
   Restructuring charges ...................                                         458
                                                 ---------      ---------      ---------
      Total operating expenses .............        18,529         13,495         21,030
                                                 ---------      ---------      ---------
      (Loss) income from operations ........        (7,560)         6,262         11,016
Interest expense, net ......................         2,023          4,760          6,552
Undistributed loss in  unconsolidated joint
    venture ................................            56            312
Other income, net ..........................           (10)           (11)           (39)
                                                 ---------      ---------      ---------
      (Loss) income before income taxes  and
        minority interests .................        (9,629)         1,201          4,503
Income tax (benefit) expense ...............        (3,803)           474          1,778
Minority interests .........................             3             25             19
                                                 ---------      ---------      ---------
      Net (loss) income ....................        (5,829)           702          2,706
        Dividend on redeemable convertible
          preferred stock ..................            34                           101
                                                 ---------      ---------      ---------
      Net (loss) income applicable to
        common  stock ......................     $  (5,863)     $     702      $   2,605
                                                 =========      =========      =========

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                          FOUR MONTHS ENDED     TWO MONTHS ENDED       SIX MONTHS ENDED
                                                           APRIL 30, 2004         JUNE 30, 2004         JUNE 30, 2003
                                                              ---------             ---------             ---------
                                                            (PREDECESSOR)          (SUCCESSOR)          (PREDECESSOR)
Net sales ........................................            $ 133,660             $  63,181             $ 200,840
Cost of sales ....................................               88,247                43,424               135,919
                                                              ---------             ---------             ---------
      Gross profit ...............................               45,413                19,757                64,921
Operating expenses:
   Selling expenses ..............................               12,430                 5,948                18,116
   General and administrative expenses ...........               10,145                 5,452                15,829
   Art and development costs .....................                3,332                 1,769                 4,823
   Provision for doubtful accounts ...............                  729                   326                 1,989
   Non-recurring expenses related to the
    Transactions (see Note 2) ....................               11,757
   Restructuring charges .........................                                                              774
                                                              ---------             ---------             ---------
      Total operating expenses ...................               38,393                13,495                41,531
                                                              ---------             ---------             ---------
      (Loss) income from operations ..............                7,020                 6,262                23,390
Interest expense, net ............................                8,384                 4,760                13,196
Undistributed loss in unconsolidated joint venture                   89                   312
Other income, net ................................                  (58)                  (11)                  (57)
                                                              ---------             ---------             ---------
      (Loss) income before income taxes and
        minority interests .......................               (1,395)                1,201                10,251
Income tax (benefit) expense .....................                 (551)                  474                 4,049
Minority interests ...............................                   46                    25                    34
                                                              ---------             ---------             ---------
      Net (loss) income ..........................                 (890)                  702                 6,168
        Dividend on redeemable convertible
          preferred stock ........................                  136                                         197
                                                              ---------             ---------             ---------
      Net (loss) income applicable to common
        stock ....................................            $  (1,026)            $     702             $   5,971
                                                              =========             =========             =========

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
             EQUITY FOUR MONTHS ENDED APRIL 30, 2004 AND TWO MONTHS
                               ENDED JUNE 30, 2004
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




                                                                                                             ACCUMULATED
                                                                                                                OTHER
                                                                         UNAMORTIZED     NOTES                 COMPRE-
                                                              ADDITIONAL  RESTRICTED  RECEIVABLE  RETAINED     HENSIVE
                                            COMMON   COMMON    PAID-IN   COMMON STOCK    FROM     EARNINGS     (LOSS)
                                            SHARES    STOCK    CAPITAL      AWARD    STOCKHOLDERS (DEFICIT)    INCOME       TOTAL
                                           -------- --------- ---------   ---------    ---------  ---------    ---------  ---------
PREDECESSOR
Balance at December 31, 2003  .........    1,217.92 $       - $  26,682   $    (155)   $    (680) $ (34,020)   $    (446) $  (8,619)
   Net loss ...........................                                                                (890)                   (890)
   Net change in cumulative
    translation adjustment ............                                                                             (673)      (673)
  Change in fair value of
   available-for-sale securities,
    net of income taxes ...............                                                                              (22)       (22)
   Reclassification adjustment for
   available-for-sale securities sold
   during the period, net of income
   taxes ..............................                                                                              (28)       (28)
  Reclassification adjustment for
   interest rate swap contract
   terminated in connection with the
   Transactions, net of income taxes ..                                                                              408        408
  Change in fair value of interest rate
   swap and foreign exchange
   contracts, net of income taxes .....                                                                              306        306
                                                                                                                          ---------
           Comprehensive loss .........                                                                                        (899)
  Amortization of restricted Common
   Stock award ........................                                          52                                              52
  Redeemable convertible preferred
   stock dividend .....................                            (136)                                                       (136)
  Repayment of note receivable from
   stockholder ........................                                                       25                                 25
 Accretion of interest income .........                                                      (14)                               (14)
                                           -------- --------- ---------   ---------    ---------  ---------    ---------  ---------
Balance at April 30, 2004 .............    1,217.92 $       - $  26,546   $    (103)   $    (669) $ (34,910)   $    (455) $  (9,591)
                                           ======== ========= =========   =========    =========  =========    =========  =========
SUCCESSOR
  Net income ..........................                                                           $     702               $     702
  Net change in cumulative
   translation adjustment .............                                                                        $     521        521
  Change in fair value of interest rate
   swap and foreign exchange
   contracts, net of income taxes .....                                                                               (8)        (8)
                                                                                                                          ---------
           Comprehensive income .......                                                                                       1,215
  Issuance of shares of Common Stock
   in connection with the
   Transactions .......................   13,957.88           $ 140,479                                                     140,479
  Reclassification of common securities
   to Redeemable common securities ....                          (3,660)                                                     (3,660)
                                           -------- --------- ---------   ---------    ---------  ---------    ---------  ---------
Balance at June 30, 2004 ..............   13,957.88 $       - $ 136,819   $       -    $       -  $     702    $     513  $ 138,034
                                           ======== ========= =========   =========    =========  =========    =========  =========

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                               FOUR MONTHS ENDED    TWO MONTHS ENDED      SIX MONTHS ENDED
                                                                APRIL 30, 2004       JUNE 30, 2004         JUNE 30, 2003
                                                                  ---------             ---------             ---------
                                                                (PREDECESSOR)          (SUCCESSOR)           (PREDECESSOR)
Cash flows provided by operating activities:
   Net (loss) income ..........................................   $    (890)            $     702             $   6,168
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
      Depreciation and amortization expense ...................       5,296                 2,767                 8,156
      Amortization of deferred financing costs ................         709                   262                 1,011
      Amortization of restricted Common Stock awards ..........          52                                          90
      Provision for doubtful accounts .........................         729                   326                 1,989
      Deferred income tax (benefit) expense ...................         (58)                 (484)                1,757
        Gain on  sale of available-for-sale securities ........         (47)
        (Gain) loss on disposal of equipment ..................         (35)                                        109
      Write-off of  deferred financing costs in connection with
      the Transactions ........................................       5,548
      Debt retirement costs incurred in connection with the
        Transactions ..........................................       6,209
      Non-cash restructuring charges ..........................                                                     104
      Undistributed loss in unconsolidated joint venture ......          89                   312
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable ............     (15,247)                8,746                (6,456)
        Decrease (increase) in inventories ....................       6,229                  (768)                4,530
        Increase in prepaid expenses and other current assets .      (3,593)                 (437)                 (704)
        Increase (decrease) in accounts payable, accrued
         expenses and income taxes payable ....................       3,991                (6,397)               (7,597)
     Other, net ...............................................         430                   (13)                 (374)
                                                                  ---------             ---------             ---------
        Net cash provided by  operating activities ............       9,412                 5,016                 8,783
Cash flows used in investing activities:
   Cash paid to consummate the Transactions ...................                          (529,982)
   Capital expenditures .......................................      (3,726)               (1,056)               (7,560)
   Proceeds from sale of  available-for-sale securities .......          65
   Proceeds from disposal of property and equipment ...........          53                     1                    86
                                                                  ---------             ---------             ---------
      Net cash used in investing activities ...................      (3,608)             (531,037)               (7,474)
Cash flows (used in) provided by financing activities:
   Proceeds from loans, notes payable and long-term
      obligations, net of debt issuance costs of $12,668 ......                           378,922
   Repayment of loans, notes payable and long-term obligations      (21,251)                 (224)               (1,862)
   Capital contributions in connection  with the Transactions .                           138,979
   Debt retirement costs paid in connection with the
      Transactions ............................................      (6,209)
   Proceeds from exercise of stock options ....................                                                     831
   Purchase of Common Stock from officer ......................                                                  (2,115)
   Repayment of note receivable from stockholder and officer ..          25                                       1,588
                                                                  ---------             ---------             ---------
      Net cash (used in) provided by financing activities .....     (27,435)              517,677                (1,558)
Effect of exchange rate changes on cash and cash equivalents ..        (594)                  413                   956
                                                                  ---------             ---------             ---------
      Net (decrease) increase in cash and cash equivalents ....     (22,225)               (7,931)                  707
Cash and cash equivalents at beginning of period ..............      31,462                 9,237                 2,400
                                                                  ---------             ---------             ---------
Cash and cash equivalents at end of period ....................   $   9,237             $   1,306             $   3,107
                                                                  =========             =========             =========
Supplemental Disclosures:
      Interest paid ...........................................   $   6,531             $   4,695             $  11,145
        Income taxes paid .....................................   $   1,002             $     635             $   3,364

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

Supplemental information on noncash activities:

      In connection with the Transactions (see Note 2), certain officers of the Company exchanged 8.2417 of their shares of common stock of the Predecessor Company for 150 shares of common stock of the Successor Company with an equivalent value of $1,500. In addition, the aforementioned officers exchanged their vested options to purchase 8.411 shares of Predecessor (as defined hereafter) Company common stock, which had an intrinsic value of $900, for vested options under the Successor (as defined hereafter) Company equity incentive plan with an intrinsic value of $737 and a fair value of $880.

                              AMSCAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

      Amscan Holdings, Inc. ("Amscan Holdings" and, together with its subsidiaries, "Amscan," "AHI" or the "Company") designs, manufactures, contracts for manufacture and distributes party goods, including metallic balloons, gifts and stationery, principally in North America, South America, Europe, Asia and Australia.

NOTE 2 - THE TRANSACTIONS

      On March 26, 2004, Amscan signed an agreement providing for a merger of Amscan with AAH Acquisition Corporation, or AAH Acquisition, a wholly-owned subsidiary of AAH Holdings Corporation, or AAH Holdings, an entity jointly controlled by funds affiliated with Berkshire Partners LLC and Weston Presidio (together the "Principal Investors"). On April 30, 2004, the merger with AAH Acquisition was consummated, with Amscan continuing as the surviving entity and as a wholly owned subsidiary of AAH Holdings. Under the terms of the agreement, the equity interests in Amscan of GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co., which are collectively referred to as GSCP, and all other stockholders, other than certain management investors, were cancelled in exchange for the right to receive cash. Cash paid to consummate the acquisition totaled $529,982,000 and was financed with initial borrowings (before deducting deferred financing costs of $12,668,000) consisting of a $205,000,000 term loan under a new senior secured credit facility which includes a $50,000,000 revolving loan facility, the proceeds from the issuance of $175,000,000 of 8.75% senior subordinated notes due 2014, the equity contribution, including the Principal Investors and employee stockholders, of $140,479,000, borrowings under the revolver of $23,551,000 and available cash on hand. Certain existing management shareholders participated in the Transactions (as defined hereafter) by purchasing approximately 292.41 shares of common stock. The capital structure disclosed in the Successor financial statements is the equity structure of AAH Holdings in order to reflect the ultimate beneficial ownership of the Successor. The Chief Executive Officer and the President of the Company exchanged 5.4945 and 2.7472 of their shares of common stock of the Predecessor Company for 100 and 50 shares of common stock of the Successor Company with an equivalent value of $1,000,000 and $500,000, respectively. In addition, the Chief Executive Officer and President of the Company exchanged vested options to purchase 5.607 and 2.804 shares of Predecessor Company common stock, which had intrinsic values of $600,000 and $300,000, respectively, for vested options under the Successor Company's equity incentive plan with intrinsic values of $492,000 and $245,000 and fair values of $590,000 and $290,000, respectively. The acquisition has been accounted for under the purchase method of accounting, and required that the Company adjust its assets and liabilities to their relative fair values.

      The purchase price has been allocated based upon preliminary estimates of the fair value of net assets acquired at the date of acquisition. The final allocations will be based on studies and valuations that have not yet been completed and will be subject to change in future periods. The excess of the purchase price over tangible net assets acquired has been allocated to intangible assets consisting of licensing agreements in the amount of $3,000,000, which are being amortized using the straight-line method over the lives of the contracts (two to three years with an average life of 2.5 years), and goodwill in the amount of $313,097,000, which is not being amortized. The acquisition was structured as a purchase of common stock and, accordingly, the amortization of intangible assets is not deductible for income tax purposes.

      Concurrent with the acquisition, the following financing transactions were also consummated: the repayment of $147,724,000 under our then existing senior secured credit facility and the termination of all commitments under that facility; the consummation of our tender offer and consent solicitation for $87,200,000 of the $110,000,000 aggregate principal amount outstanding of our 9.875% senior subordinated notes due 2007 for $93,500,000 or 103.542% of the principal amount of such notes plus accrued and unpaid interest and the redemption of the remaining senior subordinated notes for $23,551,000 or 103.292% of the principal amount of such notes plus accrued and unpaid interest; and repayment of an $8,500,000 mortgage obligation with a financial institution (the acquisition together with the foregoing financing transactions are referred to herein collectively as the "Transactions").

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

      On May 31, 2004, the remaining outstanding 9.875% senior subordinated notes due 2007 were redeemed pursuant to the redemption notice. The Company financed the redemption with borrowings under its new revolving credit facility.

      The Company's new term loan provides for amortization (in quarterly installments) of 1.0% per annum through June 30, 2010, and will then amortize in equal quarterly payments through June 30, 2012. The new term loan bears interest, at the option of the Company, at the index rate plus 1.75% per annum or at LIBOR plus 2.75% per annum. At June 30, 2004, the new term loan was $205,000,000 and the floating interest rate on the new term loan was 3.96%. The Company entered into an interest rate swap transaction on June 25, 2004 with a financial institution initially covering $10,500,000 of its outstanding borrowings under the new term loan. The notional amount, ranging from $10,500,000 to $37,000,000, will vary over time and is covered by an interest rate swap contract.

      Revolving loans under the new senior credit facility expire on April 30, 2010 and bear interest, at the option of the Company, at the index rate plus, based on performance, a margin ranging from 0.75% to 1.50% per annum, or at LIBOR plus, based on performance, a margin ranging from 1.75% to 2.50% per annum. At June 30, 2004, the Company had borrowings under the Revolver totaling $11,590,000 and the floating interest rate on the Revolver was 4.51% at June 30, 2004.

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

      In connection with the Transactions, the Company has recorded non-recurring expenses of $11,757,000 comprised of $6,209,000 of debt retirement costs and the write-off of $5,548,000 of deferred financing costs associated with the repayment of debt in connection with the Transactions.

      The following unaudited pro forma information assumes the Transactions had occurred on January 1, 2004 and 2003, respectively. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the Transactions occurred on January 1, 2004 and 2003, nor is it necessarily indicative of the Company's future results (dollars in thousands):

                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                             JUNE 30,                            JUNE 30,
                    --------------------------          --------------------------
                      2004              2003             2004              2003
                    --------          --------          --------          --------
Net sales           $ 96,316          $100,996          $196,841          $200,840
Net income             2,534             2,240             7,070             5,238

      The pro forma net income amounts reflect the following items: (i) adjustments for interest expense from new borrowings related to the Transactions and the elimination of historical interest on debt repaid in the Transactions,
(ii) management fees to be paid to our Principal Investors, (iii) the elimination of non-recurring expenses related to the Transactions, (iv) the elimination of the increase in cost of sales in 2004 as a result of the increased valuation of inventories as a result of a purchase price allocation,
(v) additional depreciation expense as a result of the write-up of property, plant and equipment and amortization of other intangible assets, as a result of a preliminary purchase price allocation , and (vi) the related income tax effects of the above items based upon a pro forma effective income tax rate of 39.5%.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements for the periods prior to May 1, 2004 (the "Predecessor") and for the period subsequent to April 30, 2004 (the "Successor") include the accounts of Amscan Holdings and its majority-owned and controlled entities. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the two months ended June 30, 2004 and four months ended April 30, 2004 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2004. The results of operations may be affected by seasonal factors such as the timing of holidays or industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in Amscan Holdings' Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

NOTE 4 - INVENTORIES

      Inventories consisted of the following (dollars in thousands):

                                                                   JUNE 30,              DECEMBER 31,
                                                                     2004                   2003
                                                                   --------                --------
                                                                  (Successor)           (Predecessor)
Finished goods .....................................               $ 66,791                $ 74,258
Raw materials ......................................                  9,717                   8,842
Work-in-process ....................................                  5,971                   4,762
                                                                   --------                --------
                                                                     82,479                  87,862
Less: reserve for slow moving and obsolete inventory                   (146)                 (2,725)
                                                                   --------                --------
                                                                   $ 82,333                $ 85,137
                                                                   ========                ========

      Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market.

NOTE 5 - INCOME TAXES

      The consolidated income tax expense for the one and four months ended April 30, 2004, the two months ended June 30, 2004, and three and six months ended June 30, 2003 was determined based upon estimates of the Company's consolidated effective income tax rates for the four months ended April 30, 2004, the eight months ending December 31, 2004 and the year ended December 31, 2003, respectively. The differences between the consolidated effective income tax rates and the U.S. federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

NOTE 6 - COMPREHENSIVE (LOSS) INCOME

      Comprehensive (loss) income consisted of the following (dollars in thousands):

                                                 ONE MONTH      TWO MONTHS     THREE MONTHS     FOUR MONTHS      SIX MONTHS
                                                   ENDED           ENDED           ENDED           ENDED           ENDED
                                               APRIL 30 2004  JUNE 30, 2004   JUNE 30, 2003   APRIL 30, 2004   JUNE 30, 2003
                                               -------------  -------------   -------------   --------------   -------------
                                               (PREDECESSOR)   (SUCCESSOR)    (PREDECESSOR)    (PREDECESSOR)   (PREDECESSOR)
Net (loss) income ........................        $(5,829)        $   702         $ 2,706         $  (890)        $ 6,168
Net change in cumulative translation
   adjustment ............................         (1,029)            521           1,399            (673)          1,276
Change in fair value of available-for-sale
   securities, net of income taxes of $1,
   $91, $(14) and $38, respectively ......              1                             139             (22)             58
Reclassification adjustment for
   available-for-sale securities sold
   during the period, net of income taxes
   of $19 ................................            (28)                                            (28)
Change in fair value of the interest rate
   swap contract, net of income taxes of
   $109, $(20), $(60), $54 and $(54),
   respectively ..........................            167             (30)            (92)             82             (83)
Reclassification adjustment for the
   interest rate swap contract terminated
   in connection with the Transactions,
   net of income taxes of $266 ...........            408                                             408
Change in fair value of the foreign
   exchange contracts, net of income taxes
   of $151, $14, $(137), $146 and $(133),
   respectively ..........................            231              22            (210)            224            (203)
                                                  -------         -------         -------         -------         -------
                                                  $(6,079)        $ 1,215         $ 3,942         $  (899)        $ 7,216
                                                  =======         =======         =======         =======         =======

      Accumulated other comprehensive income (loss) consisted of the following (dollars in thousands):

                                                                                      JUNE 30,          DECEMBER 31,
                                                                                       2004                2003
                                                                                       -----               -----
                                                                                    (Successor)        (Predecessor)
Cumulative translation adjustment .............................................        $ 521               $ 686
Unrealized gain on available-for-sale securities, net of income taxes of $33 ..                               50
Interest rate swap contract, net of income taxes of $20 and $320, respectively           (30)               (490)
Foreign exchange contracts, net of income taxes of $14 and $(305), respectively           22                (692)
                                                                                       -----               -----
                                                                                       $ 513               $(446)
                                                                                       =====               =====

NOTE 7 - CAPITAL STOCK

      At June 30, 2004, the Successor Company's authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding and 40,000.00 shares of common stock, $0.01 par value, of which 13,957.88 shares were issued and outstanding at June 30, 2004.

      In connection with the Transactions (see Note 2), certain existing management stockholders purchased 292.41 shares of Successor Common Stock based on the same price and terms per share as paid by the other equity investors. Under the terms of both our amended and restated stockholders' agreement, dated February 20, 2002 and effective through April 30, 2004, and the new AAH Holdings Corporation stockholders' agreement dated April 30, 2004, the Company has an option to purchase all of the shares of common stock held by a former employee and, under certain circumstances, a former employee stockholder can require the Company to purchase all of the shares held by the

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

former employee. The purchase price as prescribed in the stockholders' agreements is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by us to all employee stockholders based on fully paid and vested shares is classified as redeemable common securities on the consolidated balance sheet at the estimated fair market value of the stock, with a corresponding adjustment to stockholders' equity. At June 30, 2004, the aggregate amount that may be payable by the Company to employee stockholders, based on the estimated market value, was approximately $2,924,000. As there is no active market for the Company's Common Stock, the Company estimated the fair value of its Common Stock based on the valuation of Company Common Stock issued in connection with the Transactions.

      The Company's Chief Executive Officer and President exchanged 5.4945 and
2.7472 of their shares of Predecessor Common Stock for 100 and 50 shares of Successor Common Stock with an equivalent value of $1,000,000 and $500,000, respectively. In addition, the Chief Executive Officer and President exchanged their 5.607 and 2.804 vested options to purchase shares of Predecessor Common Stock, which had intrinsic values of $600,000 and $300,000, respectively, for vested options to purchase 65.455 and 32.727 shares of Successor Common Stock under the new equity incentive plan with intrinsic values of $492,000 and $245,000 and estimated fair values of $590,000 and $290,000, respectively. The fair value of the Successor options was included in the equity contribution related to the Transactions, however as the Successor options are options to purchase redeemable common stock their estimated redemption value is classified as redeemable common securities on the consolidated balance sheet.

      At December 31, 2003, an officer of the Company held 3.00 shares of Common Stock (the "Restricted Stock"), which were to vest in December 2004 under the terms of his employment agreement. In connection with the Transactions, the 3.00 shares of Restricted Stock vested immediately on April 30, 2004 (see Note 2). During the one and four months ended April 30, 2004, and the three and six months ended June 30, 2003, the Company recorded the amortization of Restricted Stock of $13,000, $52,000 and $45,000 and $90,000, respectively, as compensation expense, which is included in general and administrative expenses in the company's consolidated statements of operations.

      At December 31, 2003, the Company held a note receivable from a former officer for $655,000, which bore interest at 6.65% and was to mature in March 2009. In connection with the Transactions, the note receivable from the former officer was repaid on April 30, 2004. In addition, at December 31, 2003, the Company held a note receivable from a former employee for $25,000, which bore interest at Libor plus 2% and matured and was repaid in January 2004. These notes arose in connection with the issuance of shares of Predecessor Common Stock and were reported on the consolidated balance sheet at December 31, 2003, as an increase in stockholders' deficit.

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

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

foreign markets. No single foreign operation is significant to the Company's consolidated operations. Sales between geographic areas are made at cost plus a share of operating profit.

      The Company's geographic area data are as follows (dollars in thousands):

PREDECESSOR:                                              DOMESTIC           FOREIGN        ELIMINATIONS       CONSOLIDATED
                                                          ---------         ---------         ---------         ---------
ONE MONTH ENDED APRIL 30, 2004
Sales to unaffiliated customers ..................        $  28,657         $   4,478                           $  33,135
Sales between geographic areas ...................            1,623                           $  (1,623)               --
                                                          ---------         ---------         ---------         ---------
Net sales ........................................        $  30,280         $   4,478         $  (1,623)        $  33,135
                                                          =========         =========         =========         =========
(Loss) income from operations ....................        $  (7,963)        $     327         $      76         $  (7,560)
                                                          =========         =========         =========
Interest expense, net ............................                                                                  2,023
Undistributed loss in unconsolidated joint venture                                                                     56
Other income, net ................................                                                                    (10)
                                                                                                                ---------
Loss before income taxes and minority interests ..                                                              $  (9,629)
                                                                                                                =========
Long-lived assets, net at April 30, 2004 .........        $ 187,796         $   8,473         $ (25,224)        $ 171,045
                                                          =========         =========         =========         =========

SUCCESSOR:                                                 DOMESTIC          FOREIGN        ELIMINATIONS       CONSOLIDATED
                                                          ---------         ---------         ---------         ---------
TWO MONTHS ENDED JUNE 30, 2004
Sales to unaffiliated customers ..................        $  54,058         $   9,123                           $  63,181
Sales between geographic areas ...................            3,793                           $  (3,793)               --
                                                          ---------         ---------         ---------         ---------
Net sales ........................................        $  57,851         $   9,123         $  (3,793)        $  63,181
                                                          =========         =========         =========         =========
Income from operations ...........................        $   5,528         $     540         $     194         $   6,262
                                                          =========         =========         =========
Interest expense, net ............................                                                                  4,760
Undistributed loss in unconsolidated joint venture                                                                    312
Other income, net ................................                                                                    (11)
                                                                                                                ---------
Income before income taxes and minority interests                                                               $   1,201
                                                                                                                =========
Long-lived assets, net at June 30, 2004 ..........        $ 449,702         $   8,867         $ (25,953)        $ 432,616
                                                          =========         =========         =========         =========

PREDECESSOR:                                              DOMESTIC          FOREIGN        ELIMINATIONS       CONSOLIDATED
                                                         ---------         ---------         ---------         ---------
THREE MONTHS ENDED JUNE 30, 2003
Sales to unaffiliated customers .................        $  87,570         $  13,426                           $ 100,996
Sales between geographic areas ..................            5,090                           $  (5,090)               --
                                                         ---------         ---------         ---------         ---------
Net sales .......................................        $  92,660         $  13,426         $  (5,090)        $ 100,996
                                                         =========         =========         =========         =========
Income from operations ..........................        $   9,976         $     656         $     384         $  11,016
                                                         =========         =========         =========
Interest expense, net ...........................                                                                  6,552
Other income, net ...............................                                                                    (39)
                                                                                                               ---------
Income before income taxes and minority interests                                                              $   4,503
                                                                                                               =========
Long-lived assets, net at June 30, 2003 .........        $ 202,096         $   9,083         $ (28,080)        $ 183,099
                                                         =========         =========         =========         =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

PREDECESSOR:                                              DOMESTIC           FOREIGN        ELIMINATIONS       CONSOLIDATED
                                                          ---------         ---------         ---------         ---------
FOUR MONTHS ENDED APRIL 30, 2004
Sales to unaffiliated customers ..................        $ 115,939         $  17,721                           $ 133,660
Sales between geographic areas ...................            5,487                           $  (5,487)               --
                                                          ---------         ---------         ---------         ---------
Net sales ........................................        $ 121,426         $  17,721         $  (5,487)        $ 133,660
                                                          =========         =========         =========         =========
Income from operations ...........................        $   5,517         $   1,156         $     347         $   7,020
                                                          =========         =========         =========
Interest expense, net ............................                                                                  8,384
Undistributed loss in unconsolidated joint venture                                                                     89
Other income, net ................................                                                                    (58)
                                                                                                                ---------
Loss before income taxes and minority interests ..                                                              $  (1,395)
                                                                                                                =========

PREDECESSOR:                                              DOMESTIC          FOREIGN        ELIMINATIONS      CONSOLIDATED
                                                         ---------         ---------         ---------         ---------
SIX MONTHS ENDED JUNE 30, 2003
Sales to unaffiliated customers .................        $ 174,600         $  26,240                           $ 200,840
Sales between geographic areas ..................            9,613                           $  (9,613)               --
                                                         ---------         ---------         ---------         ---------
Net sales .......................................        $ 184,213         $  26,240         $  (9,613)        $ 200,840
                                                         =========         =========         =========         =========
Income from operations ..........................        $  21,959         $     780         $     651         $  23,390
                                                         =========         =========         =========
Interest expense, net ...........................                                                                 13,196
Other income, net ...............................                                                                    (57)
                                                                                                               ---------
Income before income taxes and minority interests                                                              $  10,251
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

NOTE 10 - RELATED PARTY TRANSACTIONS

      GSCP received fees totaling $8,123,000 for services provided in connection with the Transactions.

      In connection with the Transactions, the Company executed a management agreement with Berkshire Partners LLC and Weston Presidio. Pursuant to the management agreement, Berkshire Partners LLC and Weston Presidio will be paid annual management fees of $833,333 and $416,667, respectively. At June 30, 2004, accrued management fees payable to Berkshire Partners LLC and Weston Presidio totaled $138,889 and $69,445, respectively. Although the indenture governing the 8.75% senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.

      During the one and four months ended April 30, 2004, and three and six months ended June 30, 2003, the Company sold $235,000, $836,000, $1,634,000, and
$2,249,000 respectively, of metallic balloons and other party goods to American Greetings Corporation, a minority stockholder from February 2002 through the date of the Transactions. Trade accounts receivable from American Greetings at December 31, 2003 was $1,937,000.

      In June 2003, the Company purchased 16 shares of Predecessor Common Stock from its Chief Executive

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

Officer at a price of $150,000 per share, or for an aggregate cash purchase price of $2,400,000, of which $2,115,000 was paid in June 2003 and $285,000 was paid in July 2003. The Chief Executive Officer used a portion of the proceeds to repay an outstanding loan balance of $1,588,000. The Company retired the 16 shares of Predecessor Common Stock.

      In July 2003, the Company purchased 6 shares of Predecessor Common Stock from its President at a price of $150,000 per share, or for an aggregate cash purchase price of $900,000. The President used a portion of the proceeds to repay an outstanding loan balance of $402,000. The Company retired the 6 shares of Predecessor Common Stock.

NOTE 11 - RESTRUCTURING CHARGES

      During the three and six months ended June 30, 2003, the Company incurred charges of $458,000 and $774,000, respectively, resulting from the consolidation of certain domestic and foreign distribution operations, and the integration of M&D Industries, Inc. into its balloon operations.

NOTE 12 - STOCK OPTION PLAN

      Effective May 1, 2004, the Successor Company has elected to apply the fair value method of SFAS No. 123 as amended by Financial Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation -- Transition and Disclosure which amends Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"). SFAS No. 123 permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," which requires the recognition of compensation expense at the date of grant only if the current market price of the underlying stock exceeds the exercise price, and to provide pro forma net income disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. SFAS No. 148 provides alternative methods of transition to FAS 123's fair value method of accounting for stock-based employee compensation and amends the disclosure provisions of FAS 123. Effective with the consummation of the Transactions (see Note 2), effective May 1, 2004, the Successor Company adopted SFAS No. 123 and will expense stock options issued after such date using the fair value method as provided for in SFAS No. 148. No additional options have been granted by the Successor Company.

      Prior to the Transactions, the Predecessor Company elected to apply the intrinsic value method of APB No. 25 for awards granted under its stock-based compensation plans and to provide the pro forma disclosures required by SFAS No.
123. Accordingly, no compensation cost has been recognized in connection with the issuance of options under the Amscan Holdings, Inc. 1997 Stock Incentive Plan, the Predecessor's prior plan, through April 30, 2004 as all options were granted with exercise prices equal to the estimated fair market value of the Common Stock on the date of grant.

      Had the Company determined stock-based compensation based on the fair value of the options granted at the grant date, consistent with the method prescribed under SFAS No. 123, the Company's net income would have been

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

reduced to amounts indicated below (dollars in thousands):

                                               ONE MONTH ENDED     THREE MONTHS ENDED      FOUR MONTHS ENDED      SIX MONTHS ENDED
                                                APRIL 30, 2004       JUNE 30, 2003          APRIL 30, 2004          JUNE 30, 2003
                                                --------------       -------------          --------------          -------------
                                                (Predecessor)          (Predecessor)        (Predecessor)           (Predecessor)
Net (loss) income:
     As reported .......................           $(5,829)               $ 2,706               $  (890)               $ 6,168
   Less: Total stock-based employee
     compensation expense determined
     under the fair value based method
     for all awards, net of income taxes
     of $31, $40, $125 and $70,
     respectively ......................                47                     62                   192                    107
                                                   -------                -------               -------                -------
SFAS No. 123 pro forma net (loss)
     income ............................           $(5,876)               $ 2,644               $(1,082)               $ 6,061
                                                   =======                =======               =======                =======

      In connection with the Transactions, all options granted vested immediately on April 30, 2004 and, except for those held by the Chief Executive Officer and the President (see Note 7), all were exercised. The Chief Executive Officer and President exchanged 5.607 and 2.804 vested options to purchase shares of Predecessor Common Stock, which had intrinsic values of $600,000 and $300,000, respectively, for vested options to purchase 65.455 and 32.727 shares of Successor Common Stock under the new equity incentive plan with intrinsic values of $492,000 and $245,000 and estimated fair values of $590,000 and $290,000, respectively. Such options were recorded as part of the purchase price allocations and have been classified as redeemable common securities on the Company's consolidated balance sheet. No additional options have been granted by the Predecessor Company.

NOTE 13 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

      On April 30, 2004, in connection with the consummation of the Transactions, all borrowings under the then existing credit agreement were repaid and the facility was terminated. In addition, $87,200,000 in aggregate principal amount of the 9.875% senior subordinated notes due 2007 were accepted in a tender offer and a redemption notice was issued for the remaining senior subordinated notes (see Note 2). The aggregate cost to purchase the 9.875% senior subordinated notes due 2007 tendered pursuant to the tender offer was approximately $93,500,000, or 103.542% of the principal amount of such 9.875% senior subordinated notes plus accrued and unpaid interest. On May 31, 2004, the remaining $22,800,000 in aggregate principal amount of the outstanding 9.875% senior subordinated notes were redeemed pursuant to the redemption notice at a price of 103.292% of the principal amount of such notes plus accrued and unpaid interest.

      The acquisition was financed with initial borrowings consisting of a $205,000,000 term loan under a new senior secured credit facility, which includes a $50,000,000 revolving loan facility, the proceeds from the issuance of $175,000,000 of 8.75% senior subordinated notes due 2014, the equity contribution by our Principal Investors and employee stockholders of $140,479,000, borrowings under the revolver of $23,551,000 and approximately $2,900,000 of cash on hand.

      Borrowings under the new senior secured credit facility, the revolving loan facility and the $175,000,000 of 8.75% senior subordinated notes due 2014 are guaranteed jointly and severally, fully and unconditionally, by the following wholly-owned domestic subsidiaries of the Company (the "Guarantors"):

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

      -     Amscan Inc.

      -     Am-Source, LLC

      -     Anagram International, Inc.

      -     Anagram International Holdings, Inc.

      -     Anagram International, LLC

      -     M&D Industries, Inc.

      -     SSY Realty Corp.

      -     JCS Realty Corp.

      -     Anagram Eden Prairie Property Holdings LLC

      -     Trisar, Inc.

            Non-guarantor subsidiaries ("Non-guarantors") include the following:

      -     Amscan Distributors (Canada) Ltd.

      -     Amscan Holdings Limited

      -     Amscan (Asia-Pacific) Pty. Ltd.

      -     Amscan Partyartikel GmbH

      -     Amscan de Mexico, S.A. de C.V.

      -     Anagram International (Japan) Co., Ltd.

      -     Anagram Espana, S.A.

      -     Anagram France S.C.S.

      -     JCS Hong Kong Ltd.

            The following information presents consolidating balance sheets as of June 30, 2004 and December 31, 2003, and the related consolidating statements of income for the one month ended April 30, 2004, two months ended June 30, 2004, three months ended June 30, 2003, four months ended April 30, 2004 and six months ended June 30, 2003 and consolidating statements of cash flows for the four months ended April 30, 2004, two months ended June 30, 2004 and six months ended June 30, 2003, for the combined Guarantors and the combined Non-guarantors and elimination entries necessary to consolidate the entities comprising the combined companies.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                           CONSOLIDATING BALANCE SHEET

                                  JUNE 30, 2004
                                   (SUCCESSOR)
                             (DOLLARS IN THOUSANDS)


                                                             AMSCAN
                                                          HOLDINGS AND    COMBINED
                                                            COMBINED        NON-
                                                           GUARANTORS    GUARANTORS      ELIMINATIONS    CONSOLIDATED
                                                           ----------    ----------      ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents .........................     $     777      $     529                       $   1,306
   Accounts receivable, net of allowances ............        68,185         13,448                          81,633
   Inventories, net of allowances ....................        71,989         10,674       $    (330)         82,333
   Prepaid expenses and other current assets .........        15,436          1,857            (190)         17,103
                                                           ---------      ---------       ---------       ---------
      Total current assets ...........................       156,387         26,508            (520)        182,375
Property, plant and equipment, net ...................        98,348          2,004                         100,352
Goodwill, net ........................................       307,528          5,569                         313,097
Other assets, net ....................................        43,826          1,294         (25,953)         19,167
                                                           ---------      ---------       ---------       ---------
      Total assets ...................................     $ 606,089      $  35,375       $ (26,473)      $ 614,991
                                                           =========      =========       =========       =========

LIABILITIES, REDEEMABLE COMMON SECURITIES
    AND STOCKHOLDERS' EQUITY
Current liabilities:
   Loans and notes payable ...........................     $  11,590                                      $  11,590
   Accounts payable ..................................        24,306      $   1,968                          26,274
   Accrued expenses ..................................        15,537          6,160                          21,697
   Income taxes payable ..............................           576                      $    (237)            339
   Current portion of long-term obligations ..........         2,779            130                           2,909
                                                           ---------      ---------       ---------       ---------
      Total current liabilities ......................        54,788          8,258            (237)         62,809
Long-term obligations, excluding current portion .....       386,106            177                         386,283
Deferred income tax liabilities ......................        21,782                                         21,782
Other ................................................         1,436         14,206         (13,219)          2,423
                                                           ---------      ---------       ---------       ---------
      Total liabilities ..............................       464,112         22,641         (13,456)        473,297

Redeemable common securities .........................         3,660                                          3,660

Commitments and Contingencies

Stockholders' equity:
   Preferred Stock ...................................                                                           --
   Common Stock ......................................                          339            (339)             --
   Additional paid-in capital ........................       136,819            658            (658)        136,819
   Retained earnings .................................           985         11,823         (12,106)            702
   Accumulated other comprehensive income (loss) .....           513            (86)             86             513
                                                           ---------      ---------       ---------       ---------
           Total stockholders' equity ................       138,317         12,734         (13,017)        138,034
                                                           ---------      ---------       ---------       ---------
           Total liabilities, redeemable common
                  securities and stockholders' equity      $ 606,089      $  35,375       $ (26,473)      $ 614,991
                                                           =========      =========       =========       =========


                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2003
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)

                                                               AMSCAN
                                                            HOLDINGS AND      COMBINED
                                                              COMBINED          NON-
                                                             GUARANTORS      GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                                             ----------      ----------     ------------    ------------
ASSETS
Current assets:
      Cash and cash equivalents ........................      $  30,740       $     722                       $  31,462
      Accounts receivable, net of allowances ...........         63,553          12,129                          75,682
      Inventories, net of allowances ...................         75,991           9,357       $    (211)         85,137
      Prepaid expenses and other current assets ........          8,611           1,248            (129)          9,730
                                                              ---------       ---------       ---------       ---------
      Total current assets .............................        178,895          23,456            (340)        202,011
Property, plant and equipment, net .....................         94,789           1,705                          96,494
Goodwill, net ..........................................         66,453           5,533                          71,986
Other assets, net ......................................         33,019           1,491         (22,899)         11,611
 .......................................................      ---------       ---------       ---------       ---------
      Total assets .....................................      $ 373,156       $  32,185       $ (23,239)      $ 382,102
                                                              =========       =========       =========       =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
    STOCK AND COMMON SECURITIES
    AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
      Accounts payable .................................      $  33,221       $   1,695                       $  34,916
      Accrued expenses .................................         14,156           5,965                          20,121
      Income taxes payable .............................          3,307                       $    (129)          3,178
      Current portion of long-term obligations .........         23,110             127                          23,237
                                                              ---------       ---------       ---------       ---------
      Total current liabilities ........................         73,794           7,787            (129)         81,452
Long-term obligations, excluding current portion .......        272,104             168                         272,272
Deferred income tax liabilities ........................         18,040                                          18,040
Other ..................................................          1,083          13,133         (11,802)          2,414
                                                              ---------       ---------       ---------       ---------
      Total liabilities ................................        365,021          21,088         (11,931)        374,178

Redeemable convertible preferred stock .................          7,045                                           7,045
Redeemable common securities ...........................          9,498                                           9,498

Commitments and Contingencies

Stockholders' (deficit) equity:
      Common Stock .....................................                            339            (339)             --
      Additional paid-in capital .......................         26,682             658            (658)         26,682
      Unamortized restricted Common Stock
         award .........................................           (155)                                           (155)
      Notes receivable from stockholders ...............           (680)                                           (680)
      (Deficit) retained earnings ......................        (33,809)         10,292         (10,503)        (34,020)
      Accumulated other comprehensive loss .............           (446)           (192)            192            (446)
                                                              ---------       ---------       ---------       ---------
           Total stockholders' (deficit) equity ........         (8,408)         11,097         (11,308)         (8,619)
                                                              ---------       ---------       ---------       ---------
       Total liabilities, redeemable convertible
          preferred Stock and common securities and
             stockholders' (deficit) equity ............      $ 373,156       $  32,185       $ (23,239)      $ 382,102
                                                              =========       =========       =========       =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE ONE MONTH ENDED APRIL 30, 2004
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)

                                                              AMSCAN
                                                           HOLDINGS AND      COMBINED
                                                             COMBINED          NON-
                                                            GUARANTORS      GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                            ----------      ----------   ------------   ------------
Net sales ..............................................      $ 30,280       $  4,478      $ (1,623)      $ 33,135
Cost of sales ..........................................        20,761          2,994        (1,589)        22,166
                                                              --------       --------      --------       --------
           Gross profit ................................         9,519          1,484           (34)        10,969
Operating expenses:
    Selling expenses ...................................         2,567            561                        3,128
    General and administrative expenses ................         2,107            560          (110)         2,557
    Art and development costs ..........................           899                                         899
    Provision for doubtful accounts ....................           152             36                          188
    Non-recurring expenses related to the Transactions .        11,757                                      11,757
                                                              --------       --------      --------       --------
           Total operating expenses ....................        17,482          1,157          (110)        18,529
                                                              --------       --------      --------       --------
           (Loss) income from operations ...............        (7,963)           327            76         (7,560)
Interest expense, net ..................................         2,007             16                        2,023
Undistributed loss in unconsolidated joint venture .....            56                                          56
Other (income) expense, net ............................          (320)             3           307            (10)
                                                              --------       --------      --------       --------
           (Loss) income before income taxes and
             minority interests ........................        (9,706)           308          (231)        (9,629)
Income tax (benefit) expense ...........................        (3,897)           108           (14)        (3,803)
Minority interests .....................................                            3                            3
                                                              --------       --------      --------       --------
           Net (loss) income ...........................        (5,809)           197          (217)        (5,829)
           Dividend on redeemable convertible
              preferred stock ..........................            34                                          34
                                                              --------       --------      --------       --------
           Net (loss) income applicable to common shares      $ (5,843)      $    197      $   (217)      $ (5,863)
                                                              ========       ========      ========       ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE TWO MONTHS ENDED JUNE 30, 2004
                                   (SUCCESSOR)
                             (DOLLARS IN THOUSANDS)


                                                         AMSCAN
                                                      HOLDINGS AND     COMBINED
                                                        COMBINED         NON-
                                                       GUARANTORS     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                       ----------     ----------   ------------   ------------
Net sales ........................................      $ 57,851       $  9,123      $ (3,793)      $ 63,181
Cost of sales ....................................        40,954          6,237        (3,767)        43,424
                                                        --------       --------      --------       --------
           Gross profit ..........................        16,897          2,886           (26)        19,757
Operating expenses:
    Selling expenses .............................         4,829          1,119                        5,948
    General and administrative expenses ..........         4,530          1,142          (220)         5,452
    Art and development costs ....................         1,769                                       1,769
      Provision for doubtful accounts ............           241             85                          326
                                                        --------       --------      --------       --------
           Total operating expenses ..............        11,369          2,346          (220)        13,495
                                                        --------       --------      --------       --------
           Income from operations ................         5,528            540           194          6,262
Interest expense, net ............................         4,734             26                        4,760
Undistributed loss in unconsolidated joint venture           312                                         312
Other income, net ................................          (574)                         563           (11)
                                                        --------       --------      --------       --------
           Income before income taxes and
             minority interests ..................         1,056            514          (369)         1,201
Income tax expense ...............................           338            146           (10)           474
Minority interests ...............................                           25                           25
                                                        --------       --------      --------       --------
           Net income ............................      $    718       $    343      $   (359)      $    702
                                                        ========       ========      ========       ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)

                                                         AMSCAN
                                                      HOLDINGS AND     COMBINED
                                                        COMBINED         NON-
                                                       GUARANTORS     GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                                       ----------     ----------    ------------     ------------
Net sales .......................................      $  92,660       $  13,426      $  (5,090)      $ 100,996
Cost of sales ...................................         64,757           9,367         (5,174)         68,950
                                                       ---------       ---------      ---------       ---------
           Gross profit .........................         27,903           4,059             84          32,046
Operating expenses:
    Selling expenses ............................          7,481           1,493                          8,974
    General and administrative expenses .........          6,498           1,729           (300)          7,927
    Art and development costs ...................          2,286                                          2,286
    Provision for doubtful accounts .............          1,231             154                          1,385
    Restructuring charges .......................            431              27                            458
                                                       ---------       ---------      ---------       ---------
           Total operating expenses .............         17,927           3,403           (300)         21,030
                                                       ---------       ---------      ---------       ---------
           Income from operations ...............          9,976             656            384          11,016
Interest expense, net ...........................          6,398             154                          6,552
Other (income) expense, net .....................           (605)             23            543             (39)
                                                       ---------       ---------      ---------       ---------
           Income before income taxes and
             minority interests .................          4,183             479           (159)          4,503
Income tax expense ..............................          1,528             217             33           1,778
Minority interests ..............................                             19                             19
                                                       ---------       ---------      ---------       ---------
           Net income ...........................          2,655             243           (192)          2,706
           Dividend on redeemable convertible
              preferred stock ...................            101                                            101
                                                       ---------       ---------      ---------       ---------
           Net income applicable to common shares      $   2,554       $     243      $    (192)      $   2,605
                                                       =========       =========      =========       =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE FOUR MONTHS ENDED APRIL 30, 2004
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)

                                                               AMSCAN
                                                            HOLDINGS AND      COMBINED
                                                              COMBINED          NON-
                                                             GUARANTORS      GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                                             ----------      ----------     ------------    ------------
Net sales ..............................................      $ 121,426       $  17,721       $  (5,487)      $ 133,660
Cost of sales ..........................................         81,845          11,796          (5,394)         88,247
                                                              ---------       ---------       ---------       ---------
           Gross profit ................................         39,581           5,925             (93)         45,413
Operating expenses:
    Selling expenses ...................................         10,095           2,335                          12,430
    General and administrative expenses ................          8,280           2,305            (440)         10,145
    Art and development costs ..........................          3,332                                           3,332
    Provision for doubtful accounts ....................            600             129                             729
    Non-recurring expenses related to the Transactions .         11,757                                          11,757
                                                              ---------       ---------       ---------       ---------
           Total operating expenses ....................         34,064           4,769            (440)         38,393
                                                              ---------       ---------       ---------       ---------
           Income from operations ......................          5,517           1,156             347           7,020
Interest expense, net ..................................          8,320              64                           8,384
Undistributed loss in unconsolidated joint venture .....             89                                              89
Other income, net ......................................         (1,194)            (39)          1,175             (58)
                                                              ---------       ---------       ---------       ---------
           (Loss) income before income taxes and
             minority interests ........................         (1,698)          1,131            (828)         (1,395)
Income tax (benefit) expense ...........................           (864)            350             (37)           (551)
Minority interests .....................................                             46                              46
                                                              ---------       ---------       ---------       ---------
           Net (loss) income ...........................           (834)            735            (791)           (890)
           Dividend on redeemable convertible
              preferred stock ..........................            136                                             136
                                                              ---------       ---------       ---------       ---------
           Net (loss) income applicable to common shares      $    (970)      $     735       $    (791)      $  (1,026)
                                                              =========       =========       =========       =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)

                                                    AMSCAN
                                                 HOLDINGS AND      COMBINED
                                                   COMBINED          NON-
                                                  GUARANTORS      GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                  ----------      ----------    ------------    ------------
Net sales ...................................      $ 184,213       $  26,240      $  (9,613)      $ 200,840
Cost of sales ...............................        126,944          18,639         (9,664)        135,919
                                                   ---------       ---------      ---------       ---------
           Gross profit .....................         57,269           7,601             51          64,921
Operating expenses:
    Selling expenses ........................         15,071           3,045                         18,116
    General and administrative expenses .....         12,981           3,448           (600)         15,829
    Art and development costs ...............          4,823                                          4,823
    Provision for doubtful accounts .........          1,688             301                          1,989
    Restructuring charges ...................            747              27                            774
                                                   ---------       ---------      ---------       ---------
           Total operating expenses .........         35,310           6,821           (600)         41,531
                                                   ---------       ---------      ---------       ---------
           Income from operations ...........         21,959             780            651          23,390
Interest expense, net .......................         12,881             315                         13,196
Other (income) expense, net .................           (830)             27            746             (57)
                                                   ---------       ---------      ---------       ---------
           Income before income taxes
             and minority interests .........          9,908             438            (95)         10,251
Income tax expense ..........................          3,771             258             20           4,049
Minority interests ..........................                             34                             34
                                                   ---------       ---------      ---------       ---------
           Net income .......................          6,137             146           (115)          6,168
           Dividend on redeemable convertible
              preferred stock ...............            197                                            197
                                                   ---------       ---------      ---------       ---------
    Net income applicable to common shares ..      $   5,940       $     146      $    (115)      $   5,971
                                                   =========       =========      =========       =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE FOUR MONTHS ENDED APRIL 30, 2004
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)

                                                                       AMSCAN HOLDINGS   COMBINED
                                                                        AND COMBINED       NON-
                                                                         GUARANTORS     GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                                                         ----------     ----------     ------------   ------------
Cash flows provided by operating activities:
    Net (loss) income.................................................    $    (834)      $   735          $(791)       $   (890)
    Adjustments to reconcile net (loss) income to net
      cash provided by operating activities:
       Depreciation and amortization expense..........................        5,076           220                          5,296
       Amortization of deferred financing costs.......................          709                                          709
       Amortization of restricted Common Stock award..................           52                                           52
       Provision for doubtful accounts................................          600           129                            729
       Deferred income tax benefit....................................          (58)                                         (58)
       Gain on sale of available-for-sale securities..................          (47)                                         (47)
       Gain on disposal of equipment..................................                        (35)                           (35)
       Write-off of deferred financing costs in connection
               with the Transactions..................................        5,548                                        5,548
       Debt retirement costs incurred in connection with
            the Transactions..........................................        6,209                                        6,209
       Undistributed loss in unconsolidated joint venture.............           89                                           89
       Changes in operating assets and liabilities:
              Increase in accounts receivable.........................      (13,843)       (1,404)                       (15,247)
              Decrease in inventories.................................        5,833           303             93           6,229
              Increase in prepaid expenses and other
                 current assets.......................................       (3,017)         (576)                        (3,593)
              Increase in accounts payable, accrued expenses
                 and income taxes payable.............................        3,663           365            (37)          3,991
        Other, net....................................................       (1,545)        1,240            735             430
                                                                          ---------       -------          -----        --------
              Net cash provided by operating activities...............        8,435           977             --           9,412

Cash flows used in investing activities:
    Capital expenditures..............................................       (3,205)         (521)                        (3,726)
    Proceeds from sale of available-for-sale securities...............           65                                           65
    Proceeds from disposal of property and equipment..................                         53                             53
                                                                          ---------       -------          -----        --------
              Net cash used in investing activities...................       (3,140)         (468)            --          (3,608)

Cash flows used in financing activities:
     Repayment of loans, notes payable and long-term
         obligations..................................................      (21,184)          (67)                       (21,251)
    Debt retirement costs paid in connection with the
        Transactions..................................................       (6,209)                                      (6,209)
    Repayment of note receivable from stockholder.....................           25                                           25
                                                                          ---------       -------          -----        --------
              Net cash used in financing activities...................      (27,368)          (67)            --         (27,435)
Effect of exchange rate changes on cash and cash equivalents..........          (21)         (573)                          (594)
                                                                          ---------       -------          -----        --------
              Net decrease in cash and cash equivalents...............      (22,094)         (131)                       (22,225)
Cash and cash equivalents at beginning of period......................        30,740          722                         31,462
                                                                          ---------       -------          -----        --------
Cash and cash equivalents at end of period............................    $   8,646       $   591          $  --        $  9,237
                                                                          =========       =======          =====        ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE TWO MONTHS ENDED JUNE 30, 2004
                                   (SUCCESSOR)
                             (DOLLARS IN THOUSANDS)

                                                                     AMSCAN HOLDINGS   COMBINED
                                                                      AND COMBINED        NON-
                                                                        GUARANTORS     GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                                                        ----------     ----------     ------------    ------------
Cash flows provided by (used in) operating activities:
    Net income ..................................................      $     718       $     343       $    (359)      $     702
    Adjustments to reconcile net income to net
      cash (used in) provided by operating activities:
       Depreciation and amortization expense ....................          2,654             113                           2,767
       Amortization of deferred financing costs .................            262                                             262
       Provision for doubtful accounts ..........................            241              85                             326
       Deferred income tax benefit ..............................           (484)                                           (484)
       Undistributed loss in unconsolidated joint venture .......            312                                             312
       Changes in operating assets and liabilities:
              Decrease (increase) in accounts receivable ........          8,875            (129)                          8,746
              Decrease (increase) in inventories ................            826          (1,620)             26            (768)
              Decrease in prepaid expenses and other current
                 assets .........................................           (465)             28                            (437)
              (Decrease) increase in accounts payable, accrued
                 expenses and income taxes payable ..............         (6,675)            288             (10)         (6,397)
        Other, net ..............................................           (860)            504             343             (13)
                                                                       ---------       ---------       ---------       ---------
              Net cash provided by (used in) operating activities          5,404            (388)             --           5,016

Cash flows used in investing activities:

    Cash paid to consummate the Transactions ....................       (529,982)                                       (529,982)
    Capital expenditures ........................................         (1,006)            (50)                         (1,056)
    Proceeds from disposal of property and equipment ............                              1                               1
                                                                       ---------       ---------       ---------       ---------
              Net cash used in investing activities .............       (530,988)            (49)             --        (531,037)

Cash flows provided by (used in) financing activities:
    Proceeds from loans, notes payable and long-term
       obligations, net of debt issuance costs of $12,668 .......        378,922                                         378,922
    Repayment of loans, notes payable and long-term
         obligations ............................................           (195)            (29)                           (224)
Capital contributions in connection with the Transactions .......        138,979                                         138,979
                                                                       ---------       ---------       ---------       ---------
              Net cash provided by (used in) financing activities        517,706             (29)             --         517,677
Effect of exchange rate changes on cash and cash equivalents ....              9             404                             413
                                                                       ---------       ---------       ---------       ---------
              Net decrease in cash and cash equivalents .........         (7,869)            (62)                         (7,931)
Cash and cash equivalents at beginning of period ................          8,646             591                           9,237
                                                                       ---------       ---------       ---------       ---------
Cash and cash equivalents at end of period ......................      $     777       $     529       $      --       $   1,306
                                                                       =========       =========       =========       =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)

                                                                    AMSCAN HOLDINGS      COMBINED
                                                                      AND COMBINED         NON-
                                                                       GUARANTORS       GUARANTORS   ELIMINATIONS     CONSOLIDATED
                                                                       ----------       ----------   ------------     ------------
Cash flows from operating activities:
    Net income ..................................................        $ 6,137         $   146         $  (115)        $ 6,168
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
       Depreciation and amortization ............................          7,885             271                           8,156
       Amortization of deferred financing costs .................          1,011                                           1,011
       Amortization of restricted Common Stock awards ...........             90                                              90
       Provision for doubtful accounts ..........................          1,688             301                           1,989
       Deferred income tax expense ..............................          1,757                                           1,757
       Loss on disposal of property and equipment ...............             80              29                             109
       Non-cash restructuring charges ...........................            104                                             104
       Changes in operating assets and liabilities:
              Increase in accounts receivable ...................         (4,781)         (1,675)                         (6,456)
              Decrease (increase) in inventories ................          5,839          (1,258)            (51)          4,530
              Increase in prepaid expenses and other current
                 assets .........................................           (238)           (466)                           (704)
              (Decrease) increase in accounts payable, accrued
                 expenses and income taxes payable ..............         (8,859)          1,242              20          (7,597)
        Other, net ..............................................           (969)            449             146            (374)
                                                                         -------         -------         -------         -------
              Net cash provided by (used in) operating activities          9,744            (961)             --           8,783

Cash flows from investing activities:

    Capital expenditures ........................................         (7,049)           (511)                         (7,560)
    Proceeds from disposal of property and equipment ............             63              23                              86
                                                                         -------         -------         -------         -------
              Net cash used in investing activities .............         (6,986)           (488)             --          (7,474)

Cash flows from financing activities:
     Repayment of loans, notes payable and long-term
         obligations ............................................         (1,773)            (89)                         (1,862)
    Proceeds from exercise of stock options .....................            831                                             831
    Purchase of Common Stock from officer .......................         (2,115)                                         (2,115)
    Repayment of note receivable from officer ...................          1,588                                           1,588
                                                                         -------         -------         -------         -------
              Net cash used in financing activities .............         (1,469)            (89)             --          (1,558)
Effect of exchange rate changes on cash and cash equivalents ....             35             921                             956
                                                                         -------         -------         -------         -------
              Net increase (decrease) in cash and cash
                       equivalents ..............................          1,324            (617)                            707
Cash and cash equivalents at beginning of period ................          1,483             917                           2,400
                                                                         -------         -------         -------         -------
Cash and cash equivalents at end of period ......................        $ 2,807         $   300         $    --         $ 3,107
                                                                         =======         =======         =======         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE TRANSACTIONS

      On March 26, 2004, Amscan signed an agreement providing for a merger of Amscan with AAH Acquisition Corporation, or AAH Acquisition, a wholly-owned subsidiary of AAH Holdings Corporation, or AAH Holdings, an entity jointly controlled by funds affiliated with Berkshire Partners LLC and Weston Presidio (together the "Principal Investors"). On April 30, 2004, the merger with AAH Acquisition was consummated, with Amscan continuing as the surviving entity and as a wholly owned subsidiary of AAH Holdings. Under the terms of the agreement, the equity interests in Amscan of GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co., which are collectively referred to as GSCP, and all other stockholders, other than certain management investors, were cancelled in exchange for the right to receive cash. Cash paid to consummate the acquisition totaled $530.0 million and was financed with initial borrowings (before deducting deferred financing costs of $12.7 million) consisting of a $205.0 million term loan under a new senior secured credit facility which includes a $50.0 million revolving loan facility, the proceeds from the issuance of $175.0 million of 8.75% senior subordinated notes due 2014, the equity contribution, including the Principal Investors and employee stockholders, of $140.5 million, borrowings under the revolver of $23.6 million and available cash on hand. Certain existing management shareholders participated in the Transactions (as defined hereafter) by purchasing approximately 292.41 shares of common stock. The capital structure disclosed in the Successor financial statements reflect the equity structure of AAH Holdings. The Chief Executive Officer and the President of the Company exchanged 5.4945 and 2.7472 of their shares of common stock of the Predecessor Company for 100 and 50 shares of common stock of the Successor Company with an equivalent value of $1.0 million and $0.5 million, respectively. In addition, the Chief Executive Officer and the President of the Company exchanged vested options to purchase
5.607 and 2.804 shares of Predecessor Company common stock, which had intrinsic values of $0.6 million and $0.3 million, respectively, for vested options under the Successor Company's equity incentive plan with intrinsic values of $0.5 million and $0.2 million and fair values of $0.6 million and $0.3 million, respectively. The acquisition has been accounted for under the purchase method of accounting, and required that the Company adjust its assets and liabilities to their relative fair values.

      The purchase price has been allocated based upon preliminary estimates of the fair value of net assets acquired at the date of acquisition. The final allocations will be based on studies and valuations that have not yet been completed and will be subject to change in future periods. The excess of the purchase price over tangible net assets acquired has been allocated to intangible assets consisting of licensing agreements in the amount of $3.0 million, which are being amortized using the straight-line method over the lives of the contracts (two to three years with an average life of 2.5 years), and goodwill in the amount of $313.0 million, which is not being amortized. The acquisition was structured as a purchase of common stock and, accordingly, the amortization of intangible assets is not deductible for income tax purposes.

      Concurrent with the acquisition, the following financing transactions were also consummated: the repayment of $147.7 million under our then existing senior secured credit facility and the termination of all commitments under that facility; the consummation of our tender offer and consent solicitation for $87.2 million of the $110.0 million aggregate principal amount outstanding of our 9.875% senior subordinated notes due 2007 for $93.5 million or 103.542% of the principal amount of such notes plus accrued and unpaid interest and the redemption of the remaining senior subordinated notes for $23.6 million or 103.292% of the principal amount of such notes plus accrued and unpaid interest; and repayment of a $8.5 million mortgage obligation with a financial institution (the acquisition together with the foregoing financing transactions are referred to herein collectively as the "Transactions").

      On May 31, 2004, the remaining outstanding 9.875% senior subordinated notes due 2007 were redeemed pursuant to the redemption notice. The Company financed the redemption with borrowings under its new revolving credit facility.

      The accompanying unaudited consolidated financial statements for the periods prior to May 1, 2004 (the "Predecessor") and for the period subsequent to April 30, 2004 (the "Successor") include the accounts of Amscan Holdings and its majority-owned and controlled entities. For the purposes of management's discussion and analysis of financial condition and results of operations, financial information for the Predecessor and the Successor have been combined to compare quarterly and year to date information and therefore the term "Company" refers to Amscan Holdings, Inc. and its subsidiaries for all periods presented.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

PERCENTAGE OF NET SALES

                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
                                                            2004          2003
                                                           ------        ------
Net sales ............................................      100.0%        100.0%
Cost of sales ........................................       68.1          68.3
                                                           ------        ------
     Gross profit ....................................       31.9          31.7
Operating expenses:
  Selling expenses ...................................        9.4           8.9
  General and administrative expenses ................        8.3           7.8
  Art and development costs ..........................        2.8           2.3
  Provision for doubtful accounts ....................        0.5           1.4
  Non-recurring expenses related to the Transactions .       12.2
  Restructuring charges ..............................                      0.4
                                                           ------        ------
    Total operating expenses .........................       33.2          20.8
                                                           ------        ------
    (Loss) income from operations ....................       (1.3)         10.9
Interest expense, net ................................        7.0           6.5
Undistributed loss in unconsolidated joint venture ...        0.4
Other income, net ....................................                     (0.1)
                                                           ------        ------

(Loss) income before income tax expense and minority
  interests ..........................................       (8.8)          4.5
Income tax (benefit) expense .........................       (3.5)          1.8
Minority interests ...................................
                                                           ------        ------
     Net (loss) income ...............................       (5.3)%         2.7%
                                                           ======        ======

      NET SALES. Net sales of $96.3 million for the quarter ended June 30, 2004 were $4.7 million or 4.6% lower than net sales for the quarter ended June 30, 2003 principally due to a general softness in retail markets as well as lower net sales to party superstores, as certain national chains rationalized inventories during the first half of 2004 and certain seasonal shipments shifted from the second quarter into the latter half of 2004. In addition, during the second quarter of 2004, we experienced inventory shortages on certain products related to a production disruption at one of the Company's foreign vendors. The decrease in sales was partially offset by higher net international sales, principally as a result of foreign currency exchange fluctuations as well as increases in sales volume.

      GROSS PROFIT. Gross profit margin for the second quarter of 2004 was 31.9%, or 20 basis points higher as compared to the second quarter of 2003. The improvement in gross profit margin principally reflects the rationalization of our metallic balloon operations and the elimination of redundant facilities costs incurred through April 2003 arising from the Company's transition from four to three east coast distribution facilities, which were partially offset by an increase in cost of sales as a result of the write-up of inventories based on purchase accounting.

      OPERATING EXPENSES. Selling expenses of $9.1 million for the quarter ended June 30, 2004 were $0.1 million higher than for the second quarter of 2003 principally due to increased showroom expenses. As a percent of net sales, selling expenses were 9.4%, or 0.5% higher than in 2003 as the decrease in sales during second quarter of 2004 occurred principally in non-commissioned sales.

      General and administrative expenses of $8.0 million for the quarter ended June 30, 2004 were $0.1 million higher than for the second quarter of 2003. As a percentage of net sales, general and administrative expenses were 8.3% for the second quarter of 2004, or 0.5% higher than in 2003. The net increase in general and administrative expenses principally reflects management fees to our Principal Investors and higher amortization of other intangible assets, based on our preliminary purchase price allocation, partially offset by the elimination of certain general and administrative expenses, as a result of the Company having contributed its metallic balloon distribution operations located in Mexico to a newly created joint venture in December 2003. The new joint venture distributes certain metallic balloons principally in Mexico and Latin America.

      Provision for doubtful accounts for the quarter ended June 30, 2004 was $0.5 million or 0.5% of net sales, as compared to $1.4 million or 1.4% of net sales for the quarter ended June 30, 2003. During the second quarter of 2003, a customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and as a result, the Company charged $1.6 million to the provision for doubtful accounts during the second quarter of 2003. This customer accounted for approximately 2.6% of the Company's consolidated net sales for the three months ended June 30, 2003.

      Art and development costs of $2.7 million for the quarter ended June 30, 2004 were $0.4 million higher as compared to the second quarter of 2003 principally due to increased development of custom product lines. As a percentage of net sales, art and development costs were 2.8% for the second quarter of 2004 or 0.5% higher than the second quarter of 2003.

      During the three months ended June 30, 2003, the Company incurred restructuring charges of $0.5 million, resulting from the consolidation of certain domestic and foreign distribution operations and the integration of M&D Industries into its balloon operations.

      In connection with the merger in April 2004, the Company has recorded non-recurring expenses of $11.8 million comprised of $6.2 million of debt retirement costs and the write-off of $5.5 million of deferred financing costs associated with the repayment of debt in connection with the Transactions.

      INTEREST EXPENSE. Interest expense, net, of $6.8 million for the three months ended June 30, 2004 was $0.2 million higher than for the three months ended June 30, 2003, principally due to the impact of higher average borrowings partially offset by lower interest rates.

      UNDISTRIBUTED LOSS IN UNCONSOLIDATED JOINT VENTURE. Undistributed loss in unconsolidated joint venture represents our share of the venture's losses, including the elimination of intercompany profit in the joint venture's inventory at June 30, 2004.

      INCOME TAXES. Income taxes for the second quarter of 2004 and 2003 were based upon estimated consolidated effective income tax rates of 39.5% for the years ending December 31, 2004 and 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

PERCENTAGE OF NET SALES

                                                             SIX MONTHS ENDED
                                                                  JUNE 30,
                                                             2004         2003
                                                            ------       ------
Net sales .............................................      100.0%       100.0%
Cost of sales .........................................       66.9         67.7
                                                            ------       ------
     Gross profit .....................................       33.1         32.3
Operating expenses:
   Selling expenses ...................................        9.3          9.0
   General and administrative expenses ................        7.9          7.9
   Art and development costs ..........................        2.6          2.4
   Provision for doubtful accounts ....................        0.5          1.0
   Non-recurring expenses related to the Transactions .        6.0
   Restructuring charges ..............................                     0.4
                                                            ------       ------
     Total operating expenses .........................       26.3         20.7
                                                            ------       ------
     Income from operations ...........................        6.8         11.6
Interest expense, net .................................        6.7          6.5
Undistributed loss in unconsolidated joint venture ....        0.2
Other income, net .....................................
                                                            ------       ------

(Loss) income before income tax expense and
  minority interests ..................................       (0.1)         5.1
Income tax (benefit) expense ..........................                     2.0
Minority interests ....................................
                                                            ------       ------
     Net (loss) income ................................       (0.1)%        3.1%
                                                            ======       ======

      NET SALES. Net sales of $196.8 million for the six months ended June 30, 2004 were $4.0 million or 2.0% lower than net sales for the six months ended June 30, 2003 principally due to a general softness in retail markets as well as lower net sales to party superstores, as certain national chains rationalized inventories during the first half of 2004 and certain seasonal shipments shifted from the second quarter into the latter half of 2004. In addition, during the second quarter of 2004, we experienced inventory shortages on certain products related to a production disruption at one of our foreign vendors. The decrease in sales was partially offset by higher net international sales, principally as a result of foreign currency exchange fluctuations as well as increases in sales volume.

      GROSS PROFIT. Gross profit margin for the six months ended June 30, 2004 was 33.1% or 80 basis points higher than for the comparable period in 2003. The improvement in gross profit margin principally reflects manufacturing, distribution and other synergies arising from the completion of integration of M&D Industries, Inc., our 2002 balloon business acquisition, the rationalization of our metallic balloon operations and the elimination of redundant distribution costs incurred in the first quarter of 2003 arising from the transition from four to three east coast distribution facilities. These improvements were partially offset by the increase in cost of sales as a result of the write-up of inventories in purchase accounting.

      OPERATING EXPENSES. Selling expenses of $18.4 million for the six months ended June 30, 2004 were $0.3 million higher than for the six months ended June 30, 2003, primarily due to increased showroom expenses. As a percentage of net sales, selling expenses were 9.3%, or 0.3% higher than in 2003, as the decrease in sales during the first half of 2004 occurred principally in non-commissioned sales.

      General and administrative expenses of $15.6 million for the six months ended June 30, 2004 were $0.2 million lower than for the six months ended June 30, 2004. As a percentage of net sales, general and administrative expenses were 7.9% for each the six months ended June 30, 2004 and 2003, respectively. The net decrease in general and administrative expenses principally reflects lower consulting and professional fees and the elimination of general and administrative expenses as a result of the closure, in 2003, of certain international facilities and the contribution, in December 2003, of our metallic balloon distribution operations located in Mexico to a newly created joint venture. The joint venture distributes certain metallic balloons principally in Mexico and Latin America. These decreases in general and administrative expenses were partially offset by management fees to our Principal Investors and higher amortization of other intangible assets, based on a preliminary purchase price allocation.

      Art and development costs of $5.1 million for the six months ended June 30, 2004 were $0.3 million higher as compared to 2003 principally due to increased development of custom product lines. As a percentage of net sales, art and development costs were 2.6% for the six months ended June 30, 2004 or 0.2% higher than in 2003.

      Provision for doubtful accounts for the six months ended June 30, 2004 was $1.1 million or 0.5% of net sales, as compared to $2.0 million or 1.0% of net sales for six months ended June 30, 2003. During the second quarter of 2003, a customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and, as a result, the Company charged $1.6 million to the provision for doubtful accounts during the second quarter of 2003. This customer accounted for approximately 1.7% of the Company's consolidated net sales for the six months ended June 30, 2003.

      In connection with the merger in April 2004, the Company has recorded non-recurring expenses of $11.8 million comprised of $6.2 million of debt retirement costs and the write-off of $5.5 million of deferred financing costs associated with the repayment of debt in connection with the Transactions.

      During the six months ended June 30, 2003, the Company incurred restructuring charges of $0.8 million, resulting from the consolidation of certain domestic and foreign distribution operations, and the integration of M&D Industries, Inc. into our balloon operations.

      INTEREST EXPENSE. Interest expense, net, of $13.1 million for the six months ended June 30, 2004 was $0.1 million lower than for the six months ended June 30, 2003, principally due to the impact of lower interest rates partially offset by higher average borrowings.

      UNDISTRIBUTED LOSS IN UNCONSOLIDATED JOINT VENTURE. Undistributed loss in unconsolidated joint venture represents our share of the venture's start-up losses, including the elimination of intercompany profit in the joint venture's inventory on hand at June 30, 2004.

      INCOME TAXES. Income taxes for the six months ended June 30, 2004 and 2003 were based upon estimated consolidated effective income tax rates of 39.5% for the years ending December 31, 2004 and 2003.

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

      The Company's new term loan provides for amortization (in quarterly installments) of 1.0% per annum through June 30, 2010, and will then amortize in equal quarterly payments through June 30, 2012. The new term loan bears interest, at the option of the Company, at the index rate plus 1.75% per annum or at LIBOR plus 2.75% per annum. At June 30, 2004, the new term loan was $205.0 million and the floating interest rate on the new term loan was 3.96%. The Company entered into an interest rate swap transaction on June 25, 2004 with a financial institution initially covering $10.5 million of its outstanding borrowings under the new term loan. The notional amount, ranging from $10.5 million to $37.0 million, will vary over time and is covered by an interest rate swap contract.

      Revolving loans under the new senior credit facility expire on April 30, 2010 and bear interest, at the option of the Company, at the index rate plus, based on performance, a margin ranging from 0.75% to 1.50% per annum, or at LIBOR plus, based on performance, a margin ranging from 1.75% to 2.50% per annum. At June 30, 2004, the Company had borrowings under the new revolver totaling $11.6 million and the floating interest rate on the revolver was 4.51% at June 30, 2004. Standby letters of credit totaling $7.1 million were outstanding and the Company had borrowing capacity of approximately $31.3 million under the terms of the revolver at June 30, 2004.

      On April 30, 2004, in connection with the merger, the then existing senior secured credit facility of $147.7 million was repaid in addition to the termination of all commitments under that facility.

      At June 30, 2004 we have a 400,000 Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate plus 0.6% and expires on June 30, 2005, a 1.0 million British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on May 31, 2005, and a $1.0 million revolving credit facility which bears interest at LIBOR plus 1.0% and expires on December 31, 2004. We expect to renew these revolving credit facilities upon expiration. No borrowings were outstanding under these revolving credit facilities at June 30, 2004.

      Long-term borrowings at June 30, 2004 include a mortgage note with the New York State Job Development Authority of $8.7 million which requires monthly payments based on a 180-month amortization period with a balloon payment upon maturity in January 2010. The mortgage note bears interest at the rate of 3.03%, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority's confidential internal protocols. The mortgage note relates to a distribution facility and is collateralized by the related real estate asset located in Chester, New York. On April 30, 2004, in connection with the Transactions, the first lien mortgage note of $8.5 million was paid in full. The first lien mortgage note bore interest at LIBOR plus 2.75%. However, we utilized an interest rate swap agreement to effectively fix the loan rate at 8.40% for the term of the loan and the related interest rate swap agreement was terminated at a cost of $0.7 million on April 30, 2004 in connection with the Transactions.

      In connection with the Transactions on April 30, 2004, the Company redeemed all outstanding shares of Series A Redeemable Convertible Preferred Stock at a redemption price per share equal to $182,000 in cash, together with accrued and unpaid dividends.

      The Company has several non-cancelable operating leases principally for office, distribution and manufacturing facilities, showrooms and warehouse equipment. These leases expire on various dates through 2017 and generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance costs. Rent expense for the six months ended June 30, 2004 and 2003, totaled $5.9 million and $6.5 million, respectively. The minimum lease payments currently required under non-cancelable operating leases for the year ending December 31, 2004 approximate $12.5 million.

      In connection with the Transactions, we executed a management agreement with our Principal Investors, Berkshire Partners LLC and Weston Presidio. Pursuant to the management agreement, Berkshire Partners LLC and Weston Presidio will be paid annual management fees of $0.8 million and $0.4 million, respectively. Although the indenture governing the 8.75% senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.

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

CASH FLOW DATA - SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

      Net cash provided by operating activities during the six months ended June 30, 2004 and 2003, totaled $14.4 million and $8.8 million, respectively. Net cash flow provided by operating activities before changes in operating assets and liabilities for the six months ended June 30, 2004 and 2003, was $21.5 million and $19.4 million, respectively. Changes in operating assets and liabilities for the six months ended June 30, 2004 and 2003, resulted in the use of cash of $7.1 million and $10.6 million, respectively.

      During the six months ended June 30, 2004, net cash used in investing activities of $534.6 million consisted of cash paid of $530.0 million to consummate the Transactions in connection with the merger on April 30, 2004 and $4.8 million additional investments in distribution and manufacturing equipment, partially offset by proceeds from the sales of equipment and available-for-sale securities. Net cash used in investing activities during the six months ended June 30, 2003 of $7.5 million primarily consisted of additional investments in distribution and manufacturing equipment.

      During the six months ended June 30, 2004, net cash provided by financing activities of $490.2 million included proceeds totaling $378.9 million from short-term borrowings under the revolver and debt issued in connection with the Transactions, net of deferred financing costs of $12.7 million. Net cash provided by financing activities for the six months ended June 30, 2004, also included capital contributions in connection with the merger and the repayment of a note receivable by an employee partially offset by scheduled payments on the then existing term loan and other long-term obligations, a required prepayment of the then existing term loan of $20.2 million based on our excess cash flows for the year ended December 31, 2003 and debt retirement costs totaling $6.2 million paid in connection with the Transactions. During the six months ended June 30, 2003, net cash used in financing activities of $1.6 million consisted of the scheduled payment on the then existing term loan and other long-term obligations, the purchase of common stock from the Chief Executive Officer, partially offset by proceeds from the exercise of stock options and the repayment of the note from the Chief Executive Officer.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we have utilized interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended June 30, 2004 and 2003, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes and minority interest would have decreased, by $1.3 million and $0.6 million, respectively. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the six months ended June 30, 2004 and 2003, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes and minority interest would have decreased, by $1.7 million and $1.3 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

      Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $0.4 million for the three months ended June 30, 2004 and 2003. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $0.9 million and $0.8 million for the six months ended June 30, 2004 and 2003, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

      There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      a) Not applicable.

      b) Not applicable.

      c) On April 30, 2004, the Company issued 1,000 shares of its Common Stock, par value $0.10, upon consummation of the merger included in the Transactions. These shares were not publicly offered and were issued to AAH Holdings Corporation for an aggregate purchase price of $551 million. The Company's offering of these shares was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D thereunder.

      d) Not applicable.

      e) Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On April 21, 2004, the Company held an annual meeting of stockholders whereby the stockholders of the Company approved the agreement and plan of merger, dated as of March 26, 2004, between the Company, AAH Holdings Corporation and AAH Acquisition Corporation, and re-elected Messrs. O'Toole, DiSabato, Harrison, Mehra and Rittenberg as directors of Amscan.

      The agreement and plan of merger dated as of March 26, 2004 was approved by the following number of votes:

                  For            Against        Abstain
                  ---            -------        -------
              1,258.709             --             --

      The re-election of Messrs. O'Toole, DiSabato, Harrison, Mehra and Rittenberg as directors of Amscan was was approved by the following number of votes:

                  For            Against        Abstain
                  ---            -------        -------
              1,258.709             --             --



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits

3(1)  Amended Articles of Incorporation of Anagram International, Inc.

3(2)  By-Laws of Anagram International, Inc.

3(3)  Articles of Incorporation of Anagram International Holdings, Inc.

3(4)  By-Laws of Anagram International Holdings, Inc.

3(5)  Articles of Organization of Anagram International, LLC.

3(6)  Operating Agreement of Anagram International, LLC.

3(7)  Certificate of Formation of Anagram Eden Prairie Property Holdings LLC.

3(8) Plan of Merger of Am-Source, Inc. into Am-Source, LLC dated February 28, 2000 and Articles of Organization of Am-Source, LLC.

3(9)  Operating Agreement of Am-Source, LLC.

3(10) Certificate of Incorporation of M&D Industries, Inc.

3(11) By-Laws of M&D Industries, Inc.

4(1) Indenture, dated as of April 30, 2004, by and among the Company, the Guarantors named therein and The Bank of New York with respect to the 8.75% Senior Subordinated Notes due 2014.

4(2) First Supplemental Indenture, dated as of June 21, 2004 by and among the Company, the Guarantors named therein and The Bank of New York with respect to the 8.75% Senior Subordinated Notes due 2014.

4(3) Exchange and Registration Rights Agreement dated April 30, 2004 by and among the Company, the Guarantors named therein and Goldman, Sachs & Co. and Credit Suisse First Boston LLC.

10(1) Credit and Guaranty Agreement, dated as of April 30, 2004, by and among AAH Holdings Corporation, Amscan Holdings, Inc., certain subsidiaries of Amscan Holdings, Inc., Goldman Sachs Credit Partners, L.P., as Joint Lead Arranger, Joint Bookrunner and Co-Syndication Agent, General Electric Capital Corporation, as Administrative Agent and Collateral Agent, and J.P. Morgan Securities Inc., as Joint Lead Arranger, Joint Bookrunner and Co-Syndication Agent.

10(2) Counterpart Agreement, dated as of July 16, 2004, of Anagram
      International, LLC to the Credit and Guaranty Agreement.

10(3) Purchase Agreement dated April 27, 2004 by and among AAH Holdings
      Corporation, Amscan Holdings, Inc., the Guarantors named therein and Goldman, Sachs & Co. and Credit Suisse First Boston LLC.

10(4) Stockholders Agreement of AAH Holdings Corporation dated as of April 30,
      2004.

10(5) Amendment No. 1 to the Stockholders Agreement of AAH Holdings Corporation dated as of May 24, 2004.

10(6) 2004 Equity Incentive Plan of AAH Holdings Corporation.

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

      b) Reports on Form 8-K

      On April 2, 2004, the Company filed a Current Report on Form 8-K dated April 2, 2004 (File No. 000-21827) responding to Item 5 and reporting that the Company commenced a cash tender offer and consent solicitation for any and all of its outstanding $110 million aggregate principal amount of 9.875% Senior Subordinated Notes due 2007.

      On April 14, 2004, the Company filed a Current Report on Form 8-K dated April 14, 2004 (File No. 000-21827) responding to Item 5 and reporting the announcement of the Company's expected offering of debt under Rule 144A and Regulation S of $175 million principal amount of senior subordinated notes due 2014.

      On April 16, 2004, the Company filed a Current Report on Form 8-K dated April 16, 2004 (File No. 000-21827) responding to Item 5 and reporting the satisfaction of the conditions contained in its cash tender offer and consent solicitation for its outstanding $110 million aggregate principal amount of 9.875% Senior Subordinated Notes due 2007.

      On April 29, 2004, the Company filed a Current Report on Form 8-K dated April 23, 2004 (File No. 000-21827) responding to Item 12 and reporting the results for the quarter ended March 31, 2004.

      On May 6, 2004, the Company filed a Current Report on Form 8-K dated April 30, 2004 (File No. 000-21827) responding to Item 5 and reporting the acceptance of $87.2 million of notes in its tender offer for its outstanding $110 million aggregate principal amount of 9.875% Senior Subordinated Notes due 2007.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         AMSCAN HOLDINGS, INC.

                               By: /s/ Michael A. Correale
                                  ------------------------
                                   Michael A. Correale
                                   Chief Financial Officer
                                   (on behalf of the registrant and as principal
Date: August 13, 2004              financial and accounting officer)