Form 10-Q
period 2004-09-30
AMSCAN HOLDINGS INC
filed 2004-11-15
CIK 1024729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

      Yes [ ] No [X]

As of November 15, 2004, 1,000.00 shares of Registrant's common stock, par value $0.10, were outstanding.

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-Q

                               SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                                                                                 PAGE
                                               PART I

ITEM 1      FINANCIAL STATEMENTS  (UNAUDITED)

            Consolidated Balance Sheets at September 30, 2004 and December 31, 2003.....           3

            Consolidated Statements of Operations for the Three Months Ended
                September 30, 2004 (Successor) and 2003 (Predecessor)...................           4


            Consolidated Statements of Operations for the Four Months Ended April 30,
                2004 (Predecessor), Five Months Ended September 30, 2004 (Successor)
                and Nine Months Ended September 30, 2003 (Predecessor)..................           5

            Consolidated Statements of Stockholders' (Deficit) Equity for the Four Months
              Ended April 30, 2004 (Predecessor) and Five Months Ended September 30,
              2004 (Successor) .........................................................           6

            Consolidated Statements of Cash Flows for the Four Months Ended April
                30, 2004 (Predecessor), Five Months Ended September 30, 2004 (Successor)
                and Nine Months Ended September 30, 2003 (Predecessor)..................           7

            Notes to Consolidated Financial Statements..................................           9

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS...............................................          29

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .................          36

ITEM 4      CONTROLS AND PROCEDURES.....................................................          36


                                           PART II

ITEM 6      EXHIBITS....................................................................          37

SIGNATURE ..............................................................................          38

                              AMSCAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       2004            2003
                                                                                   -------------    -------------
                                                                                    (Successor)     (Predecessor)
                                                                                    (Unaudited)        (Note)
                                                  ASSETS
Current assets:
 Cash and cash equivalents .....................................................   $       1,757    $      31,462
 Accounts receivable, net of allowances ........................................          87,069           75,682
 Inventories, net of allowances ................................................          84,885           85,137
 Prepaid expenses and other current assets .....................................          17,029            9,730
                                                                                   -------------    -------------
   Total current assets ........................................................         190,740          202,011
Property, plant and equipment, net .............................................         100,094           96,494
Goodwill, net ..................................................................         313,126           71,986
Other assets, net ..............................................................          18,288           11,611
                                                                                   -------------    -------------
   Total assets ................................................................   $     622,248    $     382,102
                                                                                   =============    =============

   LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND COMMON SECURITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Loans and notes payable .......................................................   $      11,310    $           -
 Accounts payable ..............................................................          27,402           34,916
 Accrued expenses ..............................................................          25,307           20,121
 Income taxes payable ..........................................................              12            3,178
 Current portion of long-term obligations ......................................           2,773           23,237
                                                                                   -------------    -------------
   Total current liabilities ...................................................          66,804           81,452
Long-term obligations, excluding current portion ...............................         385,649          272,272
Deferred income tax liabilities ................................................          22,765           18,040
Other ..........................................................................           2,475            2,414
                                                                                   -------------    -------------
   Total liabilities ...........................................................         477,693          374,178

Redeemable convertible preferred stock ($0.10 par value; 100.00 shares authorized; 44.94 shares issued and outstanding at
  December 31, 2003) ...........................................................                            7,045
Redeemable common securities ...................................................           3,660            9,498

Commitments and contingencies

Stockholders' equity (deficit):
 Preferred Stock ($0.01 par value; 10,000.00 shares authorized;
  none issued and outstanding at September 30, 2004) ...........................               -
 Common Stock ($0.01 par value; 40,000.00 shares authorized;
  13,957.88 shares issued and outstanding at September 30, 2004) ...............               -
 Common Stock ($0.10 par value; 3,000.00 shares authorized;
  1,217.92 shares issued and outstanding at December 31, 2003) .................                                -
 Additional paid-in capital ....................................................         136,819           26,682
 Unamortized restricted Common Stock award .....................................                             (155)
 Notes receivable from stockholders ............................................                             (680)
   Retained earnings (deficit) .................................................           3,517          (34,020)
 Accumulated other comprehensive income (loss) .................................             559             (446)
                                                                                   -------------    -------------
   Total stockholders' equity (deficit) ........................................         140,895           (8,619)
                                                                                   -------------    -------------
   Total liabilities, redeemable convertible preferred stock and
    common securities and stockholders' equity (deficit) .......................   $     622,248    $     382,102
                                                                                   =============    =============

Note: The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements of the Predecessor at that date (see Note 2).

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                           2004             2003
                                                       -------------    -------------
                                                        (SUCCESSOR)     (PREDECESSOR)
Net sales ..............................               $      97,834    $     103,220
Cost of sales ..........................                      66,090           68,242
                                                       -------------    -------------
     Gross profit ......................                      31,744           34,978

Operating expenses:
  Selling expenses .....................                       8,726            9,206
  General and administrative expenses ..                       7,644            8,067
  Art and development costs ............                       2,358            2,322
  Provision for doubtful accounts ......                         746              772
  Restructuring charges ................                                          233
                                                       -------------    -------------
     Total operating expenses ..........                      19,474           20,600
                                                       -------------    -------------
     Income from operations ............                      12,270           14,378
Interest expense, net ..................                       7,204            6,681
Undistributed loss in unconsolidated
  joint venture ........................                         366
Gain on sale of available-for-sale
  securities ...........................                                       (1,022)
Other (income) expense, net ............                         (42)              12
                                                       -------------    -------------
     Income before income taxes and
       minority interests ..............                       4,742            8,707
Income tax expense .....................                       1,874            3,439
Minority interests .....................                          53               42
                                                       -------------    -------------
     Net income ........................                       2,815            5,226
       Dividend on redeemable
         convertible preferred stock ...                                          102
                                                       -------------    -------------
     Net income applicable to common
       stock............................               $       2,815    $       5,124
                                                       =============    =============

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                           FOUR MONTHS ENDED       FIVE MONTHS ENDED    NINE MONTHS ENDED
                                            APRIL 30, 2004        SEPTEMBER 30, 2004   SEPTEMBER 30, 2003
                                           ----------------       ------------------   ------------------
                                             (PREDECESSOR)            (SUCCESSOR)         (PREDECESSOR)
Net sales...............................     $      133,660         $     161,015        $    304,060
Cost of sales...........................             88,247               109,514             204,161
                                             --------------         -------------        ------------
     Gross profit.......................             45,413                51,501              99,899

Operating expenses:
  Selling expenses......................             12,430                14,674              27,322
  General and administrative expenses...             10,145                13,096              23,896
  Art and development costs.............              3,332                 4,127               7,145
  Provision for doubtful accounts.......                729                 1,072               2,761
  Non-recurring expenses related to the
    Transactions (see Note 2)...........             11,757
  Restructuring charges.................                                                        1,007
                                             --------------         -------------        ------------
     Total operating expenses...........             38,393                32,969              62,131
                                             --------------         -------------        ------------
     Income from operations.............              7,020                18,532              37,768
Interest expense, net...................              8,384                11,964              19,877
Undistributed loss in unconsolidated
  joint venture.........................                 89                   678
Gain on sale of available-for-sale
  securities............................                (47)                                   (1,022)
Other income, net.......................                (11)                  (53)                (45)
                                             --------------         -------------        ------------
     (Loss) income before income taxes
       and minority interests...........             (1,395)                5,943              18,958
Income tax (benefit) expense............               (551)                2,348               7,488
Minority interests......................                 46                    78                  76
                                             --------------         -------------        ------------
     Net (loss) income..................               (890)                3,517              11,394
       Dividend on redeemable
         convertible preferred stock....                136                                       299
                                             --------------         -------------        ------------
     Net (loss) income applicable to
       common stock.....................     $       (1,026)        $       3,517        $     11,095
                                             ==============         =============        ============

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
 FOUR MONTHS ENDED APRIL 30, 2004 (PREDECESSOR) AND FIVE MONTHS ENDED SEPTEMBER
                              30, 2004 (SUCCESSOR)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            UNAMORTIZED          NOTES
                                                                           ADDITIONAL        RESTRICTED        RECEIVABLE
                                               COMMON     COMMON            PAID-IN        COMMON STOCK           FROM
                                               SHARES     STOCK             CAPITAL           AWARD          STOCKHOLDERS
                                             ---------   ---------         ----------      ------------      -------------
PREDECESSOR
Balance at December 31, 2003.............     1,217.92   $       -           $26,682          $(155)          $       (680)
  Net loss...............................
  Net change in cumulative
    translation adjustment...............
  Change in fair value of
   available-for-sale securities,
   net of income taxes...................
  Reclassification adjustment for
   available-for-sale securities sold
   during the period, net of income
   taxes.................................
  Reclassification adjustment for
   interest rate swap contract
   terminated in connection with the
   Transactions, net of income taxes.....
   Change in fair value of interest rate
   swap and foreign exchange
   contracts, net of income taxes........
        Comprehensive loss...............
  Amortization of restricted Common
   Stock award...........................                                                        52
  Redeemable convertible preferred
   stock dividend........................                                       (136)
  Repayment of note receivable from
     stockholder.........................                                                                              25
  Accretion of interest income...........                                                                             (14)
                                             ---------   ---------          --------        -------             ---------
Balance at April 30, 2004................     1,217.92   $       -          $ 26,546        $  (103)            $    (669)
                                             =========   =========          ========        =======             =========

SUCCESSOR
  Net income.............................
  Net change in cumulative
   translation adjustment...............
  Change in fair value of interest rate
   swaps and foreign exchange
   contracts, net of income taxes........

        Comprehensive income.............
  Issuance of shares of Common Stock
   in connection with the
   Transactions..........................    13,957.88                      $140,479
  Reclassification of common securities
   to Redeemable common securities ......                                      (3,660)
                                             ---------   ---------          --------        -------             ---------
Balance at September 30, 2004............    13,957.88   $       -          $136,819        $     -             $       -
                                             =========   =========          ========        =======             =========

                                                          ACCUMULATED
                                             RETAINED         OTHER
                                             EARNINGS     COMPREHENSIVE
                                             (DEFICIT)    (LOSS) INCOME           TOTAL
                                             ---------    --------------         ------
PREDECESSOR
Balance at December 31, 2003.............    $(34,020)    $     (446)            $(8,619)
  Net loss...............................        (890)                              (890)
  Net change in cumulative
   translation adjustment................                       (673)               (673)
  Change in fair value of
   available-for-sale securities,
   net of income taxes...................                        (22)                (22)
  Reclassification adjustment for
   available-for-sale securities sold
   during the period, net of income
   taxes.................................                        (28)                (28)
  Reclassification adjustment for
   interest rate swap contract
   terminated in connection with the
   Transactions, net of income taxes                             408                 408
  Change in fair value of interest rate
   swap and foreign exchange
   contracts, net of income taxes........                        306                 306
                                                                                --------
        Comprehensive loss...............                                           (899)
  Amortization of restricted Common
   Stock award...........................                                             52
  Redeemable convertible preferred
   stock dividend........................                                           (136)
  Repayment of note receivable from
   stockholder...........................                                             25
  Accretion of interest income...........                                            (14)
                                             --------     ----------            --------
Balance at April 30, 2004................    $(34,910)    $     (455)           $ (9,591)
                                             ========     ==========            ========

SUCCESSOR
  Net income.............................    $  3,517                           $  3,517
  Net change in cumulative
    translation adjustment...............                 $      849                 849
  Change in fair value of interest rate
    swaps and foreign exchange
    contracts, net of income taxes.......                       (290)               (290)
                                                                                --------
        Comprehensive income.............                                          4,076
  Issuance of shares of Common Stock
    in connection with the
   Transactions..........................                                        140,479
  Reclassification of common securities
    to Redeemable common securities .....                                         (3,660)
                                             --------     ----------            --------
Balance at September 30, 2004............    $  3,517     $      559            $140,895
                                             ========     ==========            ========

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                       FOUR MONTHS ENDED  FIVE MONTHS ENDED    NINE MONTHS ENDED
                                                                        APRIL 30, 2004    SEPTEMBER 30, 2004   SEPTEMBER 30, 2003
                                                                       -----------------  -----------------    -----------------
                                                                         (PREDECESSOR)      (SUCCESSOR)         (PREDECESSOR)
Cash flows provided by operating activities:
  Net (loss) income ..................................................   $        (890)      $       3,517       $      11,394
Adjustments to reconcile net (loss) income to net  cash provided by operating activities:
  Depreciation and amortization expense ..............................           5,296               6,783              12,033
  Amortization of deferred financing costs ...........................             709                 648               1,570
  Amortization of restricted Common Stock awards .....................              52                                     129
  Provision for doubtful accounts ....................................             729               1,072               2,761
  Deferred income tax (benefit) expense ..............................             (58)               (438)              2,444
  Gain on sale of available-for-sale securities ......................             (47)                                 (1,022)
   (Gain) loss on disposal of equipment ..............................             (35)                                    118
  Write-off of deferred financing costs in
   connection with the Transactions ..................................           5,548
  Debt retirement costs incurred in connection with
  the Transactions ...................................................           6,209
  Non-cash restructuring charges .....................................                                                     104
  Undistributed loss in unconsolidated joint
   venture ...........................................................              89                 678
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable ......................         (15,247)              2,564             (15,372)
     Decrease (increase) in inventories, net .........................           6,229              (3,320)              9,056
     (Increase) decrease in prepaid expenses and
      other current assets ...........................................          (3,593)                905                 970
     Increase (decrease) in accounts payable,
      accrued expenses
      and income taxes payable .......................................           3,991              (2,507)             (6,112)
Other, net ...........................................................             430                (166)               (297)
                                                                         -------------       -------------       -------------
     Net cash provided by operating activities .......................           9,412               9,736              17,776

Cash flows used in investing activities:
  Cash paid to consummate the Transactions ...........................                            (529,982)
  Capital expenditures ...............................................          (3,726)             (4,472)            (10,081)
  Proceeds from sale of available-for-sale
   securities ........................................................              65                                   1,443
  Proceeds from disposal of property and equipment ...................              53                  13                 198
                                                                         -------------       -------------       -------------
      Net cash used in investing activities ..........................          (3,608)           (534,441)             (8,440)

Cash flows (used in) provided by financing activities:
  Proceeds from loans, notes payable and long-term
   obligations, net of
   debt issuance costs of $12,705 ....................................                             378,605
  Repayment of loans, notes payable and
   long-term obligations .............................................         (21,251)             (1,070)             (2,788)
  Capital contributions in connection with the
   Transactions ......................................................                             138,979
  Debt retirement costs paid in connection with
   the Transactions ..................................................          (6,209)
  Proceeds from exercise of stock options ............................                                                     831
  Purchase of Common Stock from officer ..............................                                                  (3,300)
  Repayment of note receivable from stockholder
   and officer .......................................................              25                                   1,990
                                                                         -------------       -------------       -------------
      Net cash (used in) provided by financing
        activities ...................................................         (27,435)            516,514              (3,267)
Effect of exchange rate changes on cash and cash
        equivalents ..................................................            (594)                711                 950
                                                                         -------------       -------------       -------------
      Net (decrease) increase in cash and cash
        equivalents ..................................................         (22,225)             (7,480)              7,019
Cash and cash equivalents at beginning of period .....................          31,462               9,237               2,400
                                                                         -------------       -------------       -------------
Cash and cash equivalents at end of period ...........................   $       9,237       $       1,757       $       9,419
                                                                         =============       =============       =============

Supplemental disclosures:
  Interest paid ......................................................   $       6,531       $      13,732       $      14,451
  Income taxes paid ..................................................   $       1,002       $       3,287       $       4,013

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

Supplemental information on noncash activities:

      In connection with the Transactions (see Note 2), certain officers of the Company exchanged 8.2417 of their shares of common stock of the Predecessor (as defined hereafter) for 150 shares of common stock of the Successor (as defined hereafter) with an equivalent value of $1,500. In addition, the aforementioned officers exchanged their vested options to purchase 8.411 shares of Predecessor common stock, which had an intrinsic value of $900, for vested options under the Successor equity incentive plan with an intrinsic value of $737 and a fair value of $880.

      In July 2003, the Predecessor purchased 6 shares of Common Stock from its President at a price of $150 per share, for an aggregate cash purchase price of $900. The President used a portion of the proceeds to repay his outstanding loan balance of $402. The Company retired the 6 shares of Common Stock.

      In June 2003, the Predecessor purchased 16 shares of Common Stock from the Chief Executive Officer at a price of $150 per share, for an aggregate cash purchase price $2,400. The Chief Executive Officer used a portion of the proceeds to repay his outstanding loan balance of $1,588. The Company retired the 16 shares of Common Stock.

      In April 2003, a former officer's right to put 120 shares of Common Stock back to the Predecessor expired and, as a result, the Predecessor recorded a decrease in redeemable Common Securities and a decrease in stockholders' deficit of $18,600 (a $12,600 increase in additional paid-in capital and a $6,000 decrease in accumulated deficit). The former officer's right to put an additional 6.648 shares back to the Predecessor expired in July 2003 and, as a result, the Predecessor recorded a decrease in redeemable Common Securities and an increase in additional paid-in capital of $997.

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

NOTE 2 - THE TRANSACTIONS

      On March 26, 2004, Amscan signed an agreement providing for a merger of Amscan with AAH Acquisition Corporation, or AAH Acquisition, a wholly-owned subsidiary of AAH Holdings Corporation, or AAH Holdings, an entity jointly controlled by funds affiliated with Berkshire Partners LLC and Weston Presidio (together the "Principal Investors"). On April 30, 2004, the merger with AAH Acquisition was consummated, with Amscan continuing as the surviving entity and as a wholly owned subsidiary of AAH Holdings. Under the terms of the agreement, the equity interests in Amscan of GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co., which are collectively referred to as GSCP, and all other stockholders, other than certain management investors, were cancelled in exchange for the right to receive cash. Cash paid to consummate the acquisition totaled $529,982,000 and was financed with initial borrowings (before deducting deferred financing costs of $12,705,000) consisting of a $205,000,000 term loan under a new senior secured credit facility which includes a $50,000,000 revolving loan facility, the proceeds from the issuance of $175,000,000 of 8.75% senior subordinated notes due 2014, an equity contribution, including the Principal Investors and employee stockholders, of $140,479,000, borrowings under the revolver of $23,551,000 and available cash on hand. Certain existing employee shareholders participated in the Transactions (as defined hereafter) by purchasing approximately 292.41 shares of common stock. The Chief Executive Officer and the President of the Company exchanged
5.4945 and 2.7472 of their shares of common stock of the Predecessor for 100 and 50 shares of common stock of the Successor with an equivalent value of $1,000,000 and $500,000, respectively. In addition, the Chief Executive Officer and President of the Company exchanged vested options to purchase 5.607 and
2.804 shares of Predecessor common stock, which had intrinsic values of $600,000 and $300,000, respectively, for vested options under the Successor's equity incentive plan with intrinsic values of $492,000 and $245,000 and fair values of $590,000 and $290,000, respectively. The acquisition has been accounted for under the purchase method of accounting which required that the Successor adjust its assets and liabilities to their relative fair values. The capital structure disclosed in the Successor financial statements is the capital structure of AAH Holdings in order to reflect the ultimate beneficial ownership of the Successor.

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

      Concurrent with the acquisition, the following financing transactions were also consummated: the repayment of $147,724,000 under our then existing senior secured credit facility and the termination of all commitments under that facility; the consummation of our tender offer and consent solicitation that resulted in the tender offer of $87,200,000 of the $110,000,000 aggregate principal amount outstanding of our 9.875% senior subordinated notes due 2007 for $93,500,000 or 103.542% of the principal amount of such notes plus accrued and unpaid interest and the redemption of the remaining senior subordinated notes for $23,551,000 or 103.292% of the principal amount of such notes plus accrued and unpaid interest; and repayment of an $8,500,000 mortgage obligation with a financial institution (the acquisition together with the foregoing financing transactions are referred to herein collectively as the "Transactions").

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

      The new senior subordinated notes were sold to the initial purchasers by the Company on April 30, 2004, and were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933 (the "Note Offering"). In connection with the Note Offering, the Company entered into a Registration Rights Agreement, which granted holders of the new notes certain exchange and registration rights. In August 2004, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 offering to exchange registered notes for the notes issued in connection with the Note Offering. The terms of the notes and the exchange notes are substantially identical. The exchange was completed in October 2004.

      The Company's new term loan provides for amortization (in quarterly installments) of 1.0% per annum through June 30, 2010, and will then amortize in equal quarterly payments through June 30, 2012. The new term loan bears interest, at the option of the Company, at the index rate plus 1.75% per annum or at LIBOR plus 2.75% per annum. At September 30, 2004, the new term loan was $204,487,500 and the floating interest rate on the new term loan was 4.53%. The Company entered into two interest rate swap transactions with a financial institution on June 25, 2004 and July 2, 2004, for an initial aggregate notional amount of $17,425,000 increasing over three years to $62,597,000.

      Revolving loans under the new senior credit facility expire on April 30, 2010 and bear interest, at the option of the Company, at the index rate plus, based on performance, a margin ranging from 0.75% to 1.50% per annum, or at LIBOR plus, based on performance, a margin ranging from 1.75% to 2.50% per annum. At September 30, 2004, the Company had borrowings under the Revolver totaling $11,310,000 at a floating interest rate of 4.98%.

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

      In connection with the Transactions, the Predecessor has recorded non-recurring expenses of $11,757,000 comprised of $6,209,000 of debt retirement costs and the write-off of $5,548,000 of deferred financing costs associated with the repayment of debt in connection with the Transactions.

      The following unaudited pro forma information assumes the Transactions had occurred on January 1, 2004 and 2003, respectively. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the Transactions occurred on January 1, 2004 and 2003, nor is it necessarily indicative of the Company's future results (dollars in thousands):

                         THREE MONTHS               NINE MONTHS
                      ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                      -------------------  -------------------------------
                             2003              2004              2003
                      -------------------  -------------     -------------
Net sales ..........     $     103,220     $     294,675     $     304,060
Net income .........             4,847            10,808            10,085

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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


NOTE 3 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements for the periods prior to May 1, 2004 (the "Predecessor") and for the periods subsequent to April 30, 2004 (the "Successor") include the accounts of Amscan Holdings and its majority-owned and controlled entities. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the five months ended September 30, 2004 and four months ended April 30, 2004 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2004. The results of operations may be affected by seasonal factors such as the timing of holidays or industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in Amscan Holdings' Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.


NOTE 4 - INVENTORIES

     Inventories consisted of the following (dollars in thousands):

                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                     2004               2003
                                                                -------------      -------------
                                                                 (Successor)       (Predecessor)
Finished goods...............................................      $66,593            $74,258
Raw materials................................................       11,303              8,842
Work-in-process..............................................        7,482              4,762
                                                                   -------            -------
                                                                    85,378             87,862
Less: reserve for slow moving and obsolete inventory.........         (493)            (2,725)
                                                                   -------            -------
                                                                   $84,885            $85,137
                                                                   =======            =======

      Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market.


NOTE 5 - INCOME TAXES

      The consolidated income tax expense for the three and five months ended September 30, 2004, four months ended April 30, 2004, and three and nine months ended September 30, 2003 was determined based upon estimates of

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

the Company's consolidated effective income tax rates for the four months ended April 30, 2004, the eight months ending December 31, 2004 and the year ended December 31, 2003, respectively. The differences between the consolidated effective income tax rates and the U.S. federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations.


NOTE 6 - COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) consisted of the following (dollars in thousands):


                                           THREE MONTHS      THREE MONTHS     FOUR MONTHS      FIVE MONTHS      NINE MONTHS
                                               ENDED            ENDED            ENDED            ENDED            ENDED
                                           SEPTEMBER 30,    SEPTEMBER 30,       APRIL 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                               2004             2003             2004             2004             2003
                                           -------------    -------------    -------------    -------------    -------------
                                            (SUCCESSOR)     (PREDECESSOR)    (PREDECESSOR)     (SUCCESSOR)     (PREDECESSOR)
Net income (loss) ......................   $       2,815    $       5,226    $        (890)   $       3,517    $      11,394
Net change in cumulative
  translation adjustment ...............             328              (44)            (673)             849            1,232
Change in fair value of
  available-for-sale  securities,
  net of income taxes of $558,
  $(14) and $596, respectively .........                              854              (22)                              912
Reclassification adjustment for
  available-for-sale securities
  sold during the period, net of
  income taxes of  $(404), $(19)
  and $(404), respectively .............                             (618)             (28)                             (618)
Change in fair value of interest
  rate swap contracts, net of
  income taxes of $(203), $90,
  $54, $(223) and $36, respectively ....            (311)             138               82             (341)              55
Reclassification adjustment for
  the interest rate swap contract
  terminated in connection with
  the Transactions, net of income
  taxes of  $266 .......................                                               408
Change in fair value of the
  foreign exchange contracts, net
  of income taxes of $19, $173,
  $146, $33 and $40, respectively ......              29              264              224               51               61
                                           -------------    -------------    -------------    -------------    -------------
                                           $       2,861    $       5,820    $        (899)   $       4,076    $      13,036
                                           =============    =============    =============    =============    =============

      Accumulated other comprehensive income (loss) consisted of the following (dollars in thousands):

                                                                           SEPTEMBER 30,       DECEMBER 31,
                                                                               2004               2003
                                                                           -------------      -------------
                                                                            (Successor)       (Predecessor)
Cumulative translation adjustment ....................................     $         849      $         686
Unrealized gain on available-for-sale securities, net of income
  taxes of $33 .......................................................                                   50
Interest rate swap contracts, net of income taxes of $(223) and
  $(320), respectively ...............................................              (341)              (490)
Foreign exchange contracts, net of income taxes of $33 and $(305),
  respectively .......................................................                51               (692)
                                                                           -------------      -------------
                                                                           $         559      $        (446)
                                                                           =============      =============

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

NOTE 7 - CAPITAL STOCK

      At September 30, 2004, the Successor's authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding and 40,000.00 shares of common stock, $0.01 par value, of which 13,957.88 shares were issued and outstanding.

      In connection with the Transactions (see Note 2), certain existing employee stockholders purchased 292.41 shares of Successor Common Stock based on the same price and terms per share as paid by the other equity investors. Under the terms of the Amscan Holdings, Inc. amended and restated stockholders' agreement, which terminated on April 30, 2004, and the new AAH Holdings Corporation stockholders' agreement dated April 30, 2004, the Company has an option to purchase all of the shares of common stock held by a former employee and, under certain circumstances, a former employee stockholder can require the Company to purchase all of the shares held by the former employee. The purchase price as prescribed in the stockholders' agreements is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by us to all employee stockholders based on fully paid and vested shares is classified as redeemable common securities on the consolidated balance sheet at the estimated fair market value of the stock, with a corresponding adjustment to stockholders' equity. At September 30, 2004, the aggregate amount that may be payable by the Company to employee stockholders and employee optionholders, based on the estimated market value, was approximately $3,660,000. As there is no active market for the Company's Common Stock, the Company estimated the fair value of its Common Stock based on the valuation of Company Common Stock issued in connection with the Transactions.

      The Company's Chief Executive Officer and its President exchanged 5.4945 and 2.7472 of their shares of Predecessor Common Stock for 100 and 50 shares of Successor Common Stock with an equivalent value of $1,000,000 and $500,000, respectively. In addition, the Chief Executive Officer and the President exchanged their 5.607 and 2.804 vested options to purchase shares of Predecessor Common Stock, which had intrinsic values of $600,000 and $300,000, respectively, for vested options to purchase 65.455 and 32.727 shares of Successor Common Stock under the new equity incentive plan with intrinsic values of $492,000 and $245,000 and estimated fair values of $590,000 and $290,000, respectively. The fair value of the Successor options was included in the equity contribution related to the Transactions, however as the Successor options are options to purchase redeemable common stock their estimated redemption value is classified as redeemable common securities on the consolidated balance sheet.

      At December 31, 2003, an officer of the Company held 3.00 shares of Common Stock (the "Restricted Stock"), which were to vest in December 2004 under the terms of his employment agreement. In connection with the Transactions, the 3.00 shares of Restricted Stock vested immediately on April 30, 2004 (see Note 2). During the four months ended April 30, 2004, and the three and nine months ended September 30, 2003, the Company recorded the amortization of Restricted Stock of $52,000, $39,000 and $129,000, respectively, as compensation expense, which is included in general and administrative expenses in the Company's consolidated statements of operations.

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

      On March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP for proceeds of $6,000,000. On March 30, 2004, the annual dividend was distributed in additional shares of Series A Redeemable Convertible Preferred Stock. In connection with the Transactions on April 30, 2004, the

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

Company redeemed all outstanding shares of Series A Redeemable Convertible Preferred Stock at a redemption price per share equal to $182,000 in cash, together with accrued and unpaid dividends.

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

      The Company's geographic area data are as follows (dollars in thousands):

SUCCESSOR:                                                   DOMESTIC        FOREIGN      ELIMINATIONS    CONSOLIDATED
                                                          ------------    ------------    ------------    ------------
THREE MONTHS ENDED SEPTEMBER 30, 2004
Sales to unaffiliated customers .......................   $     83,013    $     14,821                    $     97,834
Sales between geographic areas ........................          3,907                    $     (3,907)              -
                                                          ------------    ------------    ------------    ------------
Net sales .............................................   $     86,920    $     14,821    $     (3,907)   $     97,834
                                                          ============    ============    ============    ============
Income from operations ................................   $     10,483    $      1,429    $        358    $     12,270
                                                          ============    ============    ============
Interest expense, net .................................                                                          7,204
Undistributed loss in unconsolidated joint
 venture ..............................................                                                            366
Other income, net .....................................                                                            (42)
                                                                                                          ------------
Income before income taxes and minority interests .....                                                   $      4,742
                                                                                                          ============
Long-lived assets, net at September 30, 2004 ..........   $    448,883    $      8,924    $    (26,299)   $    431,508
                                                          ============    ============    ============    ============

PREDECESSOR:                                                DOMESTIC        FOREIGN       ELIMINATIONS    CONSOLIDATED
                                                          ------------    ------------    ------------    ------------
THREE MONTHS ENDED SEPTEMBER 30, 2003
Sales to unaffiliated customers .......................   $     87,431    $     15,789                    $    103,220

Sales between geographic areas ........................          5,450                    $     (5,450)              -
                                                          ------------    ------------    ------------    ------------
Net sales .............................................   $     92,881    $     15,789    $     (5,450)   $    103,220
                                                          ============    ============    ============    ============

Income from operations ................................   $     12,566    $      1,546    $        266    $     14,378
                                                          ============    ============    ============
Interest expense, net .................................                                                          6,681
Gain on sale of available-for-sale securities .........                                                         (1,022)
Other expense, net ....................................                                                             12
                                                                                                          ------------
Income before income taxes and minority interests .....                                                   $      8,707
                                                                                                          ============

Long-lived assets, net at September 30, 2003 ..........   $    200,353    $      8,737    $    (28,739)   $    180,351
                                                          ============    ============    ============    ============

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

PREDECESSOR:                                                 DOMESTIC         FOREIGN      ELIMINATIONS     CONSOLIDATED
                                                          -------------    -------------   -------------    -------------
FOUR MONTHS ENDED APRIL 30, 2004
Sales to unaffiliated customers .......................   $     115,939    $      17,721                    $     133,660

Sales between geographic areas ........................           5,487                    $      (5,487)               -
                                                          -------------    -------------   -------------    -------------
Net sales .............................................   $     121,426    $      17,721   $      (5,487)   $     133,660
                                                          =============    =============   =============    =============

Income from operations ................................   $       5,517    $       1,156   $         347    $       7,020
                                                          =============   =============    =============
Interest expense, net .................................                                                             8,384
Undistributed loss in unconsolidated joint
  venture .............................................                                                                89
Gain on sale of available-for-sale securities .........                                                               (47)
Other income, net .....................................                                                               (11)
                                                                                                            -------------
Loss before income taxes and minority interests .......                                                     $      (1,395)
                                                                                                            =============

Long-lived assets, net at April 30, 2004 ..............   $     187,796    $       8,473   $     (25,224)   $     171,045
                                                          =============    =============   =============    =============


SUCCESSOR:                                                  DOMESTIC          FOREIGN      ELIMINATIONS     CONSOLIDATED
                                                          -------------    -------------   -------------    -------------
FIVE MONTHS ENDED SEPTEMBER 30, 2004
Sales to unaffiliated customers .......................   $     137,071    $      23,944                    $     161,015
Sales between geographic areas ........................           7,700                    $      (7,700)               -
                                                          -------------    -------------   -------------    -------------
Net sales .............................................   $     144,771    $      23,944   $      (7,700)   $     161,015
                                                          =============    =============   =============    =============
Income from operations ................................   $      16,011    $       1,969   $         552    $      18,532
                                                          =============   =============    =============
Interest expense, net .................................                                                            11,964
Undistributed loss in unconsolidated joint
  venture .............................................                                                               678
Other income, net .....................................                                                               (53)
                                                                                                            -------------
Income before income taxes and minority interests .....                                                     $       5,943
                                                                                                            =============

PREDECESSOR:                                                DOMESTIC          FOREIGN      ELIMINATIONS     CONSOLIDATED
                                                          -------------    -------------   -------------    -------------
NINE MONTHS ENDED SEPTEMBER 30, 2003
Sales to unaffiliated customers .......................   $     262,031    $      42,029                    $     304,060

Sales between geographic areas ........................          15,063                    $     (15,063)               -
                                                          -------------    -------------   -------------    -------------
Net sales .............................................   $     277,094    $      42,029   $     (15,063)   $     304,060
                                                          =============    =============   =============    =============

Income from operations ................................   $      34,525    $       2,326   $         917    $      37,768
                                                          =============    =============   =============
Interest expense, net .................................                                                            19,877
Gain on sale of available-for-sale securities .........                                                            (1,022)
Other income, net .....................................                                                               (45)
                                                                                                            -------------
Income before income taxes and minority interests .....                                                     $      18,958
                                                                                                            =============

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

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

      In connection with the Transactions, the Company executed a management agreement with Berkshire Partners LLC and Weston Presidio. Pursuant to the management agreement, Berkshire Partners LLC and Weston Presidio will be paid annual management fees of $833,333 and $416,667, respectively. At September 30, 2004, accrued management fees payable to Berkshire Partners LLC and Weston Presidio totaled $137,000 and $175,000, respectively. Although the indenture governing the 8.75% senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.

      During the four months ended April 30, 2004, and three and nine months ended September 30, 2003, the Company sold $836,000, $2,387,000, and $4,636,000 respectively, of metallic balloons and other party goods to American Greetings Corporation, a minority stockholder from February 2002 through the date of the Transactions. Trade accounts receivable from American Greetings at December 31, 2003 was $1,937,000.

      In June 2003, the Company purchased 16 shares of Predecessor Common Stock from its Chief Executive Officer at a price of $150,000 per share, or for an aggregate cash purchase price of $2,400,000, of which $2,115,000 was paid in June 2003 and $285,000 was paid in July 2003. The Chief Executive Officer used a portion of the proceeds to repay an outstanding loan balance of $1,588,000. The Company retired the 16 shares of Predecessor Common Stock.

      In July 2003, the Company purchased 6 shares of Predecessor Common Stock from its President at a price of $150,000 per share, or for an aggregate cash purchase price of $900,000. The President used a portion of the proceeds to repay an outstanding loan balance of $402,000. The Company retired the 6 shares of Predecessor Common Stock.

NOTE 11 - RESTRUCTURING CHARGES

      During the three and nine months ended September 30, 2003, the Predecessor incurred charges of $233,000 and $1,007,000, respectively, resulting from the consolidation of certain domestic and foreign distribution operations and the integration of M&D Industries, Inc. into its balloon operations.

NOTE 12 - GAIN ON SALE OF AVAILABLE-FOR-SALE SECURITIES

      During the three months ended September 30, 2003, the Predecessor sold common stock of a customer which it had received in connection with the customer's reorganization in bankruptcy. The Predecessor received net proceeds of $1,443,000 and recognized a gain of $1,022,000. In April 2004, the Predecessor sold the remainder of the common stock and received net proceeds of $65,000 and a recognized a gain of $47,000.

NOTE 13 - STOCK OPTION PLAN

      Effective May 1, 2004, the Successor has elected to apply the fair value method of SFAS No. 123 as amended by Financial Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation -- Transition and Disclosure which amends Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"). SFAS No. 123 permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," which requires the recognition of compensation expense

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

at the date of grant only if the current market price of the underlying stock exceeds the exercise price, and to provide pro forma net income disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. SFAS No. 148 provides alternative methods of transition to FAS 123's fair value method of accounting for stock-based employee compensation and amends the disclosure provisions of FAS 123. Effective with the consummation of the Transactions (see Note 2), effective May 1, 2004, the Successor adopted SFAS No. 123 and will expense stock options issued after such date using the fair value method as provided for in SFAS No. 148.

      Prior to the Transactions, the Predecessor elected to apply the intrinsic value method of APB No. 25 for awards granted under its stock-based compensation plans and to provide the pro forma disclosures required by SFAS No. 123. Accordingly, no compensation cost has been recognized in connection with the issuance of options under the Amscan Holdings, Inc. 1997 Stock Incentive Plan, the Predecessor's prior plan, through April 30, 2004 as all options were granted with exercise prices equal to the estimated fair market value of the Common Stock on the date of grant.

      Had the Company determined stock-based compensation based on the fair value of the options granted at the grant date, consistent with the method prescribed under SFAS No. 123, the Company's net income would have been reduced (or the net loss would have been increased) to amounts indicated below (dollars in thousands):

                                      THREE MONTHS   FOUR MONTHS    NINE MONTHS
                                          ENDED         ENDED          ENDED
                                      SEPTEMBER 30,   APRIL 30,    SEPTEMBER 30,
                                          2003           2004          2003
                                      -------------  -----------   -------------
                                      (Predecessor) (Predecessor)  (Predecessor)
Net income (loss):
   As reported ......................     $5,226       $  (890)        $11,394
  Less: Total stock-based
   employee compensation expense
   determined under the fair
   value based method for all
   awards, net of income taxes of
   $69, $125 and $139, respectively..        106           192             213
                                          ------       -------         -------
SFAS No. 123 pro forma net income
  (loss).............................     $5,120       $(1,082)        $11,181
                                          ======       =======         =======

      In connection with the Transactions, all options granted vested immediately on April 30, 2004 and, except for those held by the Chief Executive Officer and the President (see Note 7), all were exercised. The Chief Executive Officer and the President exchanged 5.607 and 2.804 vested options to purchase shares of Predecessor Common Stock, which had intrinsic values of $600,000 and $300,000, respectively, for vested options to purchase 65.455 and 32.727 shares of Successor Common Stock under the new equity incentive plan with intrinsic values of $492,000 and $245,000 and estimated fair values of $590,000 and $290,000, respectively. Such options were recorded as part of the purchase price allocations and have been classified as redeemable common securities on the Company's consolidated balance sheet. No additional options have been granted by the Successor.

NOTE 14 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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

      Borrowings under the new senior secured credit facility, the revolving loan facility and the $175,000,000 of 8.75% senior subordinated notes due 2014 are guaranteed jointly and severally, fully and unconditionally, by the following wholly-owned domestic subsidiaries of the Company (the "Guarantors"):

   -  Amscan Inc.

   -  Am-Source, LLC

   -  Anagram International, Inc.

   -  Anagram International Holdings, Inc.

   -  Anagram International, LLC

   -  M&D Industries, Inc.

   -  SSY Realty Corp.

   -  JCS Packaging Inc. (formerly JCS Realty Corp.)

   -  Anagram Eden Prairie Property Holdings LLC

   -  Trisar, Inc.

      Non-guarantor subsidiaries ("Non-guarantors") include the following:

   -  Amscan Distributors (Canada) Ltd.

   -  Amscan Holdings Limited

   -  Amscan (Asia-Pacific) Pty. Ltd.

   -  Amscan Partyartikel GmbH

   -  Amscan de Mexico, S.A. de C.V.

   -  Anagram International (Japan) Co., Ltd.

   -  Anagram Espana, S.A.

   -  Anagram France S.C.S.

   -  JCS Hong Kong Ltd.

      The following information presents consolidating balance sheets as of September 30, 2004 and December 31, 2003, and the related consolidating statements of income for the three months ended September 30, 2004 and 2003, four months ended April 30, 2004, five months ended September 30, 2004 and nine months ended September 30, 2003 and consolidating statements of cash flows for the four months ended April 30, 2004, five months ended September 30, 2004 and nine months ended September 30, 2003, for the combined Guarantors and the combined Non-guarantors and elimination entries necessary to consolidate the entities comprising the combined companies.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                           CONSOLIDATING BALANCE SHEET

                               SEPTEMBER 30, 2004
                                   (SUCCESSOR)
                             (DOLLARS IN THOUSANDS)

                                                             AMSCAN
                                                          HOLDINGS AND     COMBINED
                                                            COMBINED         NON-
                                                           GUARANTORS     GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                                          ------------   ------------    ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents ...........................   $      1,360   $        397                    $      1,757
  Accounts receivable, net of allowances ..............         72,005         15,064                          87,069
  Inventories, net of allowances ......................         74,088         11,099    $       (302)         84,885
  Prepaid expenses and other current assets ...........         15,579          1,450                          17,029
                                                          ------------   ------------    ------------    ------------
    Total current assets ..............................        163,032         28,010            (302)        190,740
Property, plant and equipment, net ....................         98,086          2,008                         100,094
Goodwill, net .........................................        307,528          5,598                         313,126
Other assets, net .....................................         43,269          1,318         (26,299)         18,288
                                                          ------------   ------------    ------------    ------------
    Total assets ......................................   $    611,915   $     36,934    $    (26,601)   $    622,248
                                                          ============   ============    ============    ============

LIABILITIES, REDEEMABLE COMMON SECURITIES
    AND STOCKHOLDERS' EQUITY
Current liabilities:
  Loans and notes payable .............................   $     11,310                                   $     11,310
  Accounts payable ....................................         25,173   $      2,229                          27,402
  Accrued expenses ....................................         18,409          6,898                          25,307
  Income taxes payable ................................             48                   $        (36)             12
  Current portion of long-term obligations ............          2,619            154                           2,773
                                                          ------------   ------------    ------------    ------------
    Total current liabilities .........................         57,559          9,281             (36)         66,804
Long-term obligations, excluding current portion ......        385,464            185                         385,649
Deferred income tax liabilities .......................         22,765                                         22,765
Other .................................................          1,306         25,110         (23,941)          2,475
                                                          ------------   ------------    ------------    ------------
    Total liabilities .................................        467,094         34,576         (23,977)        477,693

Redeemable common securities ..........................          3,660                                          3,660

Commitments and contingencies

Stockholders' equity:
  Preferred Stock .....................................                                                             -
  Common Stock ........................................                           339            (339)              -
  Additional paid-in capital ..........................        136,819                                        136,819
  Retained earnings ...................................          3,783          1,243          (1,509)          3,517
  Accumulated other comprehensive income ..............            559            776            (776)            559
                                                          ------------   ------------    ------------    ------------
        Total stockholders' equity ....................        141,161          2,358          (2,624)        140,895
                                                          ------------   ------------    ------------    ------------
        Total liabilities, redeemable common
             securities and stockholders' equity ......   $    611,915   $     36,934    $    (26,601)   $    622,248
                                                          ============   ============    ============    ============

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2003
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)

                                                              AMSCAN
                                                            HOLDINGS AND        COMBINED
                                                              COMBINED            NON-
                                                             GUARANTORS        GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                                            ------------      ------------      ------------      ------------
ASSETS
Current assets:
    Cash and cash equivalents .........................     $     30,740     $         722                        $     31,462
    Accounts receivable, net of allowances ............           63,553            12,129                              75,682
    Inventories, net of allowances ....................           75,991             9,357      $       (211)           85,137
    Prepaid expenses and other current assets .........            8,611             1,248              (129)            9,730
                                                            ------------     -------------      ------------      ------------
    Total current assets ..............................          178,895            23,456              (340)          202,011
Property, plant and equipment, net ....................           94,789             1,705                              96,494
Goodwill, net .........................................           66,453             5,533                              71,986
Other assets, net .....................................           33,019             1,491           (22,899)           11,611
                                                            ------------     -------------      ------------      ------------
    Total assets ......................................     $    373,156     $      32,185      $    (23,239)     $    382,102
                                                            ============     =============      ============      ============

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND COMMON SECURITIES AND
    STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
    Accounts payable ..................................     $     33,221      $      1,695                        $     34,916
    Accrued expenses ..................................           14,156             5,965                              20,121
    Income taxes payable ..............................            3,307                        $       (129)            3,178
    Current portion of long-term obligations ..........           23,110               127                              23,237
                                                            ------------      ------------      ------------      ------------
    Total current liabilities .........................           73,794             7,787              (129)           81,452
Long-term obligations, excluding current portion ......          272,104               168                             272,272
Deferred income tax liabilities .......................           18,040                                                18,040
Other .................................................            1,083            13,133           (11,802)            2,414
                                                            ------------      ------------      ------------      ------------
    Total liabilities .................................          365,021            21,088           (11,931)          374,178

Redeemable convertible preferred stock ................            7,045                                                 7,045
Redeemable common securities ..........................            9,498                                                 9,498

Commitments and contingencies

Stockholders' (deficit) equity:
    Common Stock ......................................                                339              (339)                -
    Additional paid-in capital ........................           26,682               658              (658)           26,682
    Unamortized restricted Common Stock
       award ..........................................             (155)                                                ( 155)
    Notes receivable from stockholders ................             (680)                                                 (680)
    (Deficit) retained earnings .......................          (33,809)           10,292           (10,503)          (34,020)
    Accumulated other comprehensive loss ..............             (446)             (192)              192              (446)
                                                            ------------      ------------      ------------      ------------
        Total stockholders' (deficit) equity ..........           (8,408)           11,097           (11,308)           (8,619)
                                                            ------------      ------------      ------------      ------------
     Total liabilities, redeemable convertible
        preferred Stock and common securities and
        stockholders' (deficit) equity ................     $    373,156      $     32,185      $    (23,239)     $    382,102
                                                            ============      ============      ============      ============

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
                                   (SUCCESSOR)
                             (DOLLARS IN THOUSANDS)

                                                               AMSCAN
                                                             HOLDINGS AND    COMBINED
                                                              COMBINED         NON-
                                                             GUARANTORS      GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                            ------------    ------------   ------------    ------------
Net sales .............................................     $     86,920    $     14,821   $     (3,907)   $     97,834
Cost of sales .........................................           60,208           9,817         (3,935)         66,090
                                                            ------------    ------------   ------------    ------------
        Gross profit ..................................           26,712           5,004             28          31,744
Operating expenses:
   Selling expenses ...................................            6,992           1,734                          8,726
   General and administrative expenses ................            6,305           1,669           (330)          7,644
   Art and development costs ..........................            2,358                                          2,358
    Provision for doubtful accounts ...................              574             172                            746
                                                            ------------    ------------   ------------    ------------
        Total operating expenses ......................           16,229           3,575           (330)         19,474
                                                            ------------    ------------   ------------    ------------
        Income from operations ........................           10,483           1,429            358          12,270
Interest expense, net .................................            7,165              39                          7,204
Undistributed loss in unconsolidated joint venture ....              366                                            366
Other income, net .....................................           (1,271)             (1)         1,230             (42)
                                                            ------------    ------------   ------------    ------------
        Income before income taxes and
          minority interests ..........................            4,223           1,391           (872)          4,742
Income tax expense ....................................            1,425             438             11           1,874
Minority interests ....................................                               53                             53
                                                            ------------    ------------   ------------    ------------
        Net income ....................................     $      2,798    $        900   $       (883)   $      2,815
                                                            ============    ============   ============    ============


                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)

                                                      AMSCAN
                                                   HOLDINGS AND   COMBINED
                                                     COMBINED       NON-
                                                    GUARANTORS   GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                   ------------  ----------   ------------  -----------
Net sales........................................     $92,881      $15,789       $(5,450)    $103,220
Cost of sales....................................      62,861       10,797        (5,416)      68,242
                                                      -------      -------       -------     --------
        Gross profit.............................      30,020        4,992           (34)      34,978
Operating expenses:
   Selling expenses..............................       7,578        1,628                      9,206
   General and administrative expenses...........       6,729        1,638          (300)       8,067
   Art and development costs.....................       2,322                                   2,322
   Provision for doubtful accounts...............         592          180                        772
   Restructuring charges.........................         233                                     233
                                                      -------      -------       -------     --------
        Total operating expenses.................      17,454        3,446          (300)      20,600
                                                      -------      -------       -------     --------
        Income from operations...................      12,566        1,546           266       14,378
Interest expense, net ...........................       6,494          187                      6,681
Gain on sale of available-for-sale securities....      (1,022)                                 (1,022)
Other (income) expense, net......................      (1,082)         (23)        1,117           12
                                                      -------      -------       -------     --------
        Income before income taxes and
          minority interests.....................       8,176        1,382          (851)       8,707
Income tax expense...............................       2,929          523           (13)       3,439
Minority interests...............................                       42                         42
                                                      -------      -------       -------     --------
        Net income...............................       5,247          817          (838)       5,226
        Dividend on redeemable convertible
           preferred stock.......................         102                                     102
                                                      -------      -------       -------     --------
        Net income applicable to common shares...     $ 5,145      $   817       $  (838)    $  5,124
                                                      =======      =======       =======     ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE FOUR MONTHS ENDED APRIL 30, 2004
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)

                                                                   AMSCAN
                                                                HOLDINGS AND        COMBINED
                                                                  COMBINED            NON-
                                                                 GUARANTORS         GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                                                ------------      ------------      ------------      ------------
Net sales ................................................      $    121,426      $     17,721      $     (5,487)     $    133,660
Cost of sales ............................................            81,845            11,796            (5,394)           88,247
                                                                ------------      ------------      ------------      ------------
        Gross profit .....................................            39,581             5,925               (93)           45,413
Operating expenses:
   Selling expenses ......................................            10,095             2,335                              12,430
   General and administrative expenses ...................             8,280             2,305              (440)           10,145
   Art and development costs .............................             3,332                                                 3,332
   Provision for doubtful accounts .......................               600               129                                 729
   Non-recurring expenses related to the Transactions.....            11,757                                                11,757
                                                                ------------      ------------      ------------      ------------
        Total operating expenses .........................            34,064             4,769              (440)           38,393
                                                                ------------      ------------      ------------      ------------
        Income from operations ...........................             5,517             1,156               347             7,020
Interest expense, net ....................................             8,320                64                               8,384
Undistributed loss in unconsolidated joint venture .......                89                                                    89
Gain on sale of available-for-sale securities ............               (47)                                                  (47)
Other income, net ........................................            (1,147)              (39)            1,175               (11)
                                                                ------------      ------------      ------------      ------------
        (Loss) income before income taxes and
          minority interests .............................            (1,698)            1,131              (828)           (1,395)
Income tax (benefit) expense .............................              (864)              350               (37)             (551)
Minority interests .......................................                                  46                                  46
                                                                ------------      ------------      ------------      ------------
        Net (loss) income ................................              (834)              735              (791)             (890)
        Dividend on redeemable convertible
           preferred stock ...............................               136                                                   136
                                                                ------------      ------------      ------------      ------------
        Net (loss) income applicable to common shares.....      $       (970)     $        735      $       (791)     $     (1,026)
                                                                ============      ============      ============      ============

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE FIVE MONTHS ENDED SEPTEMBER 30, 2004
                                   (SUCCESSOR)
                             (DOLLARS IN THOUSANDS)

                                                               AMSCAN
                                                            HOLDINGS AND        COMBINED
                                                              COMBINED            NON-
                                                             GUARANTORS         GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                                            ------------      ------------      ------------      ------------
Net sales .............................................     $    144,771      $     23,944      $     (7,700)     $    161,015
Cost of sales .........................................          101,162            16,054            (7,702)          109,514
                                                            ------------      ------------      ------------      ------------
        Gross profit ..................................           43,609             7,890                 2            51,501
Operating expenses:
   Selling expenses ...................................           11,821             2,853                              14,674
   General and administrative expenses ................           10,835             2,811              (550)           13,096
   Art and development costs ..........................            4,127                                                 4,127
    Provision for doubtful accounts ...................              815               257                               1,072
                                                            ------------      ------------      ------------      ------------
        Total operating expenses ......................           27,598             5,921              (550)           32,969
                                                            ------------      ------------      ------------      ------------
        Income from operations ........................           16,011             1,969               552            18,532
Interest expense, net .................................           11,899                65                              11,964
Undistributed loss in unconsolidated joint venture ....              678                                                   678
Other income, net .....................................           (1,845)               (1)            1,793               (53)
                                                            ------------      ------------      ------------      ------------
        Income before income taxes and
          minority interests ..........................            5,279             1,905            (1,241)            5,943
Income tax expense ....................................            1,763               584                 1             2,348
Minority interests ....................................                                 78                                  78
                                                            ------------      ------------      ------------      ------------
        Net income ....................................     $      3,516      $      1,243      $     (1,242)     $      3,517
                                                            ============      ============      ============      ============

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)

                                                               AMSCAN
                                                            HOLDINGS AND        COMBINED
                                                              COMBINED            NON-
                                                             GUARANTORS         GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                                            ------------      ------------      ------------      ------------
Net sales .............................................     $    277,094      $     42,029      $    (15,063)     $    304,060
Cost of sales .........................................          189,805            29,436           (15,080)          204,161
                                                            ------------      ------------      ------------      ------------
        Gross profit ..................................           87,289            12,593                17            99,899
Operating expenses:
   Selling expenses ...................................           22,649             4,673                              27,322
   General and administrative expenses ................           19,710             5,086              (900)           23,896
   Art and development costs ..........................            7,145                                                 7,145
   Provision for doubtful accounts ....................            2,280               481                               2,761
   Restructuring charges ..............................              980                27                               1,007
                                                            ------------      ------------      ------------      ------------
        Total operating expenses ......................           52,764            10,267              (900)           62,131
                                                            ------------      ------------      ------------      ------------
        Income from operations ........................           34,525             2,326               917            37,768
Interest expense, net .................................           19,375               502                              19,877
Gain on sale of available-for-sale securities .........           (1,022)                                               (1,022)
Other (income) expense, net ...........................           (1,912)                4             1,863               (45)
                                                            ------------      ------------      ------------      ------------
        Income before income taxes
          and minority interests ......................           18,084             1,820              (946)           18,958
Income tax expense ....................................            6,700               781                 7             7,488
Minority interests ....................................                                 76                                  76
                                                            ------------      ------------      ------------      ------------
        Net income ....................................           11,384               963              (953)           11,394
        Dividend on redeemable convertible
           preferred stock ............................              299                                                   299
                                                            ------------      ------------      ------------      ------------
        Net income applicable to common shares ........     $     11,085      $        963      $       (953)     $     11,095
                                                            ============      ============      ============      ============

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE FOUR MONTHS ENDED APRIL 30, 2004
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)

                                                                    AMSCAN
                                                                 HOLDINGS AND        COMBINED
                                                                   COMBINED            NON-
                                                                  GUARANTORS         GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                                                 ------------      ------------      ------------      ------------
Cash flows provided by operating activities:
   Net (loss) income ..........................................  $       (834)     $        735      $       (791)     $       (890)
   Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
     Depreciation and amortization expense ....................         5,076               220                               5,296
     Amortization of deferred financing costs .................           709                                                   709
     Amortization of restricted Common Stock award ............            52                                                    52
     Provision for doubtful accounts ..........................           600               129                                 729
     Deferred income tax benefit ..............................           (58)                                                  (58)
     Gain on sale of available-for-sale securities ............           (47)                                                  (47)
     Gain on disposal of equipment ............................                             (35)                                (35)
     Write-off of deferred financing costs in connection
          with the Transactions ...............................         5,548                                                 5,548
     Debt retirement costs incurred in connection with
          the Transactions ....................................         6,209                                                 6,209
     Undistributed loss in unconsolidated joint venture .......            89                                                    89
     Changes in operating assets and liabilities:
          Increase in accounts receivable .....................       (13,843)           (1,404)                            (15,247)
          Decrease in inventories, net ........................         5,833               303                93             6,229
          Increase in prepaid expenses and other
             current assets ...................................        (3,017)             (576)                             (3,593)
          Increase in accounts payable, accrued expenses
             and income taxes payable .........................         3,663               365               (37)            3,991
      Other, net ..............................................        (1,545)            1,240               735               430
                                                                 ------------      ------------      ------------      ------------
          Net cash provided by operating activities ...........         8,435               977                 -             9,412

Cash flows used in investing activities:
   Capital expenditures .......................................        (3,205)             (521)                             (3,726)
   Proceeds from sale of available-for-sale securities ........            65                                                    65
   Proceeds from disposal of property and equipment ...........                              53                                  53
                                                                 ------------      ------------      ------------      ------------
          Net cash used in investing activities ...............        (3,140)             (468)                -            (3,608)

Cash flows used in financing activities:
   Repayment of loans, notes payable and long-term
      obligations .............................................       (21,184)              (67)                            (21,251)
   Debt retirement costs paid in connection with the
      Transactions ............................................        (6,209)                                               (6,209)
   Repayment of note receivable from stockholder ..............            25                                                    25
                                                                 ------------      ------------      ------------      ------------
          Net cash used in financing activities ...............       (27,368)              (67)                -           (27,435)
Effect of exchange rate changes on cash and cash equivalents...           (21)             (573)                               (594)
                                                                 ------------      ------------      ------------      ------------
          Net decrease in cash and cash equivalents ...........       (22,094)             (131)                            (22,225)
Cash and cash equivalents at beginning of period ..............        30,740               722                              31,462
                                                                 ------------      ------------      ------------      ------------
Cash and cash equivalents at end of period ....................  $      8,646      $        591      $          -      $      9,237
                                                                 ============      ============      ============      ============

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE FIVE MONTHS ENDED SEPTEMBER 30, 2004
                                   (SUCCESSOR)
                             (DOLLARS IN THOUSANDS)

                                                                     AMSCAN HOLDINGS     COMBINED
                                                                      AND COMBINED         NON-
                                                                       GUARANTORS        GUARANTORS      ELIMINATIONS  CONSOLIDATED
                                                                     ---------------    -----------      ------------  ------------
Cash flows provided by (used in) operating activities:
   Net income ..................................................      $      3,516      $     1,243      $     (1,242) $     3,517
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Depreciation and amortization expense .....................             6,505              278                          6,783
     Amortization of deferred financing costs ..................               648                                             648
     Provision for doubtful accounts ...........................               815              257                          1,072
     Deferred income tax benefit ...............................              (438)                                           (438)
     Undistributed loss in unconsolidated joint venture ........               678                                             678
     Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable ...........             4,481           (1,917)                         2,564
          (Increase) in inventories, net .......................            (1,273)          (2,045)               (2)      (3,320)
          Decrease in prepaid expenses and other current
             assets ............................................               660              245                            905
          (Decrease) increase in accounts payable, accrued
             expenses and income taxes payable .................            (4,014)           1,506                 1       (2,507)
      Other, net ...............................................            (1,170)            (239)            1,243         (166)
                                                                      ------------      -----------      ------------  -----------
          Net cash provided by (used in) operating activities...            10,408             (672)                -        9,736

Cash flows used in investing activities:
   Cash paid to consummate the Transactions ....................          (529,982)                                       (529,982)
   Capital expenditures ........................................            (4,344)            (128)                        (4,472)
   Proceeds from disposal of property and equipment ............                                 13                             13
                                                                      ------------      -----------      ------------  -----------
          Net cash used in investing activities ................          (534,326)            (115)                -     (534,441)

Cash flows provided by (used in) financing activities:
   Proceeds from loans, notes payable and long-term
     obligations, net of debt issuance costs of $ 12,705 .......           378,605                                         378,605
   Repayment of loans, notes payable and long-term
     obligations ...............................................              (997)             (73)                        (1,070)
   Capital contributions in connection with the Transactions....           138,979                                         138,979
                                                                      ------------      -----------      ------------  -----------
          Net cash provided by (used in) financing activities...           516,587              (73)                -      516,514
Effect of exchange rate changes on cash and cash equivalents....                45              666                            711
                                                                      ------------      -----------      ------------  -----------
          Net decrease in cash and cash equivalents ............            (7,286)            (194)                        (7,480)
Cash and cash equivalents at beginning of period ...............             8,646              591                          9,237
                                                                      ------------      -----------      ------------  -----------
Cash and cash equivalents at end of period .....................      $      1,360      $       397      $          -  $     1,757
                                                                      ============      ===========      ============  ===========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)

                                                                     AMSCAN HOLDINGS   COMBINED
                                                                      AND COMBINED        NON-
                                                                       GUARANTORS      GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                                                     ---------------  ------------    ------------    ------------
Cash flows from operating activities:
   Net income .....................................................   $     11,384    $        963    $       (953)   $     11,394
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Depreciation and amortization expense.........................         11,630             403                          12,033
     Amortization of deferred financing costs .....................          1,570                                           1,570
     Amortization of restricted Common Stock awards ...............            129                                             129
     Provision for doubtful accounts ..............................          2,280             481                           2,761
     Deferred income tax expense ..................................          2,444                                           2,444
     Gain on sale of available-for-sale securities ................         (1,022)                                         (1,022)
     Loss on disposal of property and equipment ...................            110               8                             118
     Non-cash restructuring charges ...............................            104                                             104
   Changes in operating assets and liabilities, net of
     acquisition:
          Increase in accounts receivable .........................        (10,774)         (4,598)                        (15,372)
          Decrease (increase) in inventories, net .................          9,583            (510)            (17)          9,056
          Decrease in prepaid expenses and other current
             assets ...............................................            937              33                             970
          (Decrease) increase in accounts payable, accrued
             expenses and income taxes payable ....................         (8,039)          1,920               7          (6,112)
          Other, net ..............................................         (1,830)            570             963            (297)
                                                                      ------------    ------------    ------------    ------------
          Net cash provided by (used in) operating activities .....         18,506            (730)              -          17,776

Cash flows from investing activities:
   Capital expenditures ...........................................         (9,444)           (637)                        (10,081)
   Proceeds from sale of available-for-sale securities ............          1,443                                           1,443
   Proceeds from disposal of property and equipment ...............            128              70                             198
                                                                      ------------    ------------    ------------    ------------
          Net cash used in investing activities ...................         (7,873)           (567)              -          (8,440)

Cash flows from financing activities:
   Repayment of loans, notes payable and long-term
     obligations ..................................................         (2,655)           (133)                         (2,788)
   Proceeds from exercise of stock options ........................            831                                             831
   Purchase of Common Stock from officers .........................         (3,300)                                         (3,300)
   Repayment of notes receivable from officers ....................          1,990                                           1,990
                                                                      ------------    ------------    ------------    ------------
          Net cash used in financing activities ...................         (3,134)           (133)              -          (3,267)
Effect of exchange rate changes on cash and cash equivalents ......            (12)            962                             950
                                                                      ------------    ------------    ------------    ------------
          Net increase (decrease) in cash and cash
            equivalents ...........................................          7,487            (468)                          7,019
Cash and cash equivalents at beginning of period ..................          1,483             917                           2,400
                                                                      ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period ........................   $      8,970    $        449    $          -    $      9,419
                                                                      ============    ============    ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE TRANSACTIONS

      On March 26, 2004, Amscan signed an agreement providing for a merger of Amscan with AAH Acquisition Corporation, or AAH Acquisition, a wholly-owned subsidiary of AAH Holdings Corporation, or AAH Holdings, an entity jointly controlled by funds affiliated with Berkshire Partners LLC and Weston Presidio (together the "Principal Investors"). On April 30, 2004, the merger with AAH Acquisition was consummated, with Amscan continuing as the surviving entity and as a wholly owned subsidiary of AAH Holdings. Under the terms of the agreement, the equity interests in Amscan of GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co., which are collectively referred to as GSCP, and all other stockholders, other than certain management investors, were cancelled in exchange for the right to receive cash. Cash paid to consummate the acquisition totaled $530.0 million and was financed with initial borrowings (before deducting deferred financing costs of $12.7 million) consisting of a $205.0 million term loan under a new senior secured credit facility which includes a $50.0 million revolving loan facility, the proceeds from the issuance of $175.0 million of 8.75% senior subordinated notes due 2014, the equity contribution, including the Principal Investors and employee stockholders, of $140.5 million, borrowings under the revolver of $23.6 million and available cash on hand. Certain existing employee shareholders participated in the Transactions (as defined hereafter) by purchasing approximately 292.41 shares of common stock. The Chief Executive Officer and the President of the Company exchanged 5.4945 and 2.7472 of their shares of common stock of the Predecessor for 100 and 50 shares of common stock of the Successor with an equivalent value of $1.0 million and $0.5 million, respectively. In addition, the Chief Executive Officer and the President of the Company exchanged vested options to purchase 5.607 and 2.804 shares of Predecessor common stock, which had intrinsic values of $0.6 million and $0.3 million, respectively, for vested options under the Successor's equity incentive plan with intrinsic values of $0.5 million and $0.2 million and fair values of $0.6 million and $0.3 million, respectively. The acquisition has been accounted for under the purchase method of accounting which required that the Successor adjust its assets and liabilities to their relative fair values. The capital structure disclosed in the Successor financial statements reflects the capital structure of AAH Holdings.

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

      Concurrent with the acquisition, the following financing transactions were also consummated: the repayment of $147.7 million under our then existing senior secured credit facility and the termination of all commitments under that facility; the consummation of our tender offer and consent solicitation that resulted in the tender offer of $87.2 million of the $110.0 million aggregate principal amount outstanding of our 9.875% senior subordinated notes due 2007 for $93.5 million or 103.542% of the principal amount of such notes plus accrued and unpaid interest and the redemption of the remaining senior subordinated notes for $23.6 million or 103.292% of the principal amount of such notes plus accrued and unpaid interest; and repayment of a $8.5 million mortgage obligation with a financial institution (the acquisition together with the foregoing financing transactions are referred to herein collectively as the "Transactions").

      On May 31, 2004, the remaining outstanding 9.875% senior subordinated notes due 2007 were redeemed pursuant to the redemption notice. The Company financed the redemption with borrowings under its new revolving credit facility.

      The new senior subordinated notes were sold to the initial purchasers by the Company on April 30, 2004, and were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933 (the "Note Offering"). In connection with the Note Offering, the

Company entered into a Registration Rights Agreement, which granted holders of the new notes certain exchange and registration rights. In August 2004, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 offering to exchange registered notes for the notes issued in connection with the Note Offering. The terms of the notes and the exchange notes are substantially identical. The exchange was completed in October 2004.

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

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

PERCENTAGE OF NET SALES

                                                                   THREE MONTHS ENDED
                                                               --------------------------
                                                                      SEPTEMBER 30,
                                                               --------------------------
                                                                 2004              2003
                                                               --------          --------
Net sales .............................................           100.0%            100.0%
Cost of sales .........................................            67.6              66.1
                                                               --------          --------
      Gross profit ....................................            32.4              33.9
Operating expenses:
   Selling expenses ...................................             8.9               8.9
   General and administrative expenses ................             7.8               7.8
   Art and development costs ..........................             2.4               2.3
   Provision for doubtful accounts ....................             0.8               0.7
   Restructuring charges ..............................                               0.3
                                                               --------          --------
      Total operating expenses ........................            19.9              20.0
                                                               --------          --------
      Income from operations ..........................            12.5              13.9
Interest expense, net .................................             7.4               6.5
Undistributed loss in unconsolidated joint venture ....             0.3
Gain on sale of available-for-sale securities .........                              (1.0)
Other income, net
                                                               --------          --------
Income before income taxes and minority interests .....             4.8               8.4
Income tax expense ....................................             1.9               3.3
Minority interests
                                                               --------          --------
      Net income ......................................             2.9%              5.1%
                                                               ========          ========

      NET SALES. Net sales of $97.8 million for the quarter ended September 30, 2004 were $5.4 million or 5.2% lower than net sales for the quarter ended September 30, 2003. The decrease in sales reflects a general softness in retail markets, the continued impact of inventory shortages on certain products as a result of a production disruption at one of the Company's foreign vendors and changes in the promotional pricing activities at certain national chains. These decreases in sales were partially offset by higher net international sales, principally as a result of foreign currency exchange fluctuations.

      GROSS PROFIT. Gross profit margin for the third quarter of 2004 was 32.4%, or 150 basis points lower as compared to the third quarter of 2003. The decrease in gross profit margin principally reflects higher inventory costs from the write-up of finished goods inventories as a result of purchase accounting for the Transactions and certain increased raw material costs.

      OPERATING EXPENSES. Selling expenses of $8.7 million for the quarter ended September 30, 2004 were $0.5 million lower than for the third quarter of 2003 primarily as a result of a consolidation of sales territories. As a percent of net sales, selling expenses were 8.9% in both 2004 and 2003.

      General and administrative expenses of $7.7 million for the quarter ended September 30, 2004 were $0.4 million lower than for the third quarter of 2003. As a percentage of net sales, general and administrative expenses were 7.8% for the third quarter of 2004 and 2003. The net decrease in general and administrative expenses principally reflects the elimination of certain general and administrative expenses, as a result of the Company's having contributed its metallic balloon distribution operations located in Mexico to a newly created joint venture in December 2003. These decreases were partially offset by management fees to our Principal Investors and higher amortization of other intangible assets, based on our preliminary purchase price allocation. The new joint venture distributes certain metallic balloons principally in Mexico and Latin America.

      Art and development costs of $2.4 million for the quarter ended September 30, 2004 were comparable to the third quarter of 2003. As a percentage of net sales, art and development costs were 2.4% for the third quarter of 2004 or 0.1% higher than the third quarter of 2003.

      Provision for doubtful accounts for the quarter ended September 30, 2004 was $0.7 million or 0.8% of net sales, as compared to $0.8 million or 0.7% of net sales for the quarter ended September 30, 2003. During the third quarter of 2003, the Company charged an additional $0.2 million to the provision for doubtful accounts to adjust the reserve for a customer that had filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code during the second quarter. This customer accounted for approximately 1.5% of the Company's consolidated net sales for the three months ended September 30, 2003.

      During the three months ended September 30, 2003, the Company incurred restructuring charges of $0.2 million, resulting from the consolidation of certain domestic and foreign distribution operations and the integration of M&D Industries into its balloon operations.

      INTEREST EXPENSE. Interest expense, net, of $7.2 million for the three months ended September 30, 2004 was $0.5 million higher than for the three months ended September 30, 2003, due to the impact of higher average borrowings partially offset by lower interest rates.

      GAIN ON SALE OF AVAILABLE-FOR-SALE SECURITIES. During the three months ended September 30, 2003, the Company sold common stock of a customer that it had received in connection with the customer's reorganization in bankruptcy. The Company received net proceeds of approximately $1.4 million and recognized a gain of approximately $1.0 million.

      UNDISTRIBUTED LOSS IN UNCONSOLIDATED JOINT VENTURE. Undistributed loss in unconsolidated joint venture represents our share of the joint venture's losses, including the elimination of intercompany profit in the joint venture's inventory at September 30, 2004.

      INCOME TAXES. Income taxes for the third quarter of 2004 and 2003 were based upon estimated consolidated effective income tax rates of 39.5% for the years ending December 31, 2004 and 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

PERCENTAGE OF NET SALES

                                                                        NINE MONTHS ENDED
                                                                    ------------------------
                                                                          SEPTEMBER 30,
                                                                    ------------------------
                                                                      2004            2003
                                                                    -------          -------
Net sales ..................................................          100.0%           100.0%
Cost of sales ..............................................           67.1             67.1
                                                                    -------          -------
      Gross profit .........................................           32.9             32.9
Operating expenses:
   Selling expenses ........................................            9.2              9.0
   General and administrative expenses .....................            7.9              7.9
   Art and development costs ...............................            2.5              2.4
   Provision for doubtful accounts .........................            0.6              0.9
   Non-recurring expenses related to the Transactions ......            4.0
   Restructuring charges ...................................                             0.3
                                                                    -------          -------
      Total operating expenses .............................           24.2             20.5
                                                                    -------          -------
      Income from operations ...............................            8.7             12.4
Interest expense, net ......................................            6.9              6.5
Undistributed loss in unconsolidated joint venture .........            0.3
Gain on sale of available-for-sale securities ..............                            (0.3)
Other (income) expense, net
                                                                    -------          -------
Income before income taxes and minority interests ..........            1.5              6.2
Income tax expense .........................................            0.6              2.5
Minority interests .........................................
                                                                    -------          -------
      Net income ...........................................            0.9%             3.7%
                                                                    =======          =======

      NET SALES. Net sales of $294.7 million for the nine months ended September 30, 2004 were $9.4 million or 3.1% lower than net sales for the nine months ended September 30, 2003. The decrease in sales reflects a general softness in retail markets, the impact of inventory shortages on certain products as a result of a production disruption at one of the Company's foreign vendors and the rationalization of inventories and changes in the promotional pricing activities at certain national chains. These decreases in sales were partially offset by higher net international sales, principally as a result of foreign currency exchange fluctuations.

      GROSS PROFIT. Gross profit margin for the nine months ended September 30, 2004 and 2003 was 32.9%. The comparability of current year and prior year margin principally reflects the favorable impact of manufacturing, distribution and other synergies arising from the completion of the integration of M&D Industries, Inc., our 2002 balloon business acquisition, the rationalization of our metallic balloon operations and the elimination of redundant distribution costs incurred in 2003 arising from the transition from four to three east coast distribution facilities partially offset by an increase in inventory costs principally as a result of the write-up of inventories in purchase accounting and increases in certain raw material costs.

      OPERATING EXPENSES. Selling expenses of $27.1 million for the nine months ended September 30, 2004 were $0.2 million lower than for the nine months ended September 30, 2003 primarily as a result of a consolidation of sales territories. As a percentage of net sales, selling expenses were 9.2%, or 0.2% higher than in 2003, as the decrease in sales during the first half of 2004 occurred principally in non-commissioned sales.

      General and administrative expenses of $23.2 million for the nine months ended September 30, 2004 were $0.7 million lower than for the nine months ended September 30, 2004. As a percentage of net sales, general and administrative expenses were 7.9% for each of the nine months ended September 30, 2004 and 2003, respectively. The net decrease in general and administrative expenses principally reflects the elimination of general and administrative expenses as a result of the closure in 2003 of certain international facilities and the contribution, in December 2003, of our metallic balloon distribution operations located in Mexico to a newly created joint venture. The joint venture distributes certain metallic balloons principally in Mexico and Latin America. These decreases in general and administrative expenses were partially offset by management fees to our Principal Investors and higher amortization of other intangible assets, based on a preliminary purchase price allocation.

      Art and development costs of $7.5 million for the nine months ended September 30, 2004 were $0.3 million higher as compared to 2003 principally due to increased development of custom product lines. As a percentage of net sales, art and development costs were 2.5% for the nine months ended September 30, 2004 or 0.1% higher than in 2003.

      Provision for doubtful accounts for the nine months ended September 30, 2004 was $1.8 million or 0.6% of net sales, as compared to $2.8 million or 0.9% of net sales for nine months ended September 30, 2003. During the second quarter of 2003, a customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and, as a result, the Company charged $1.8 million to the provision for doubtful accounts during the nine months ended September 30, 2003. This customer accounted for approximately 2.6% of the Company's consolidated net sales for the nine months ended September 30, 2003.

      In connection with the Transactions in April 2004, the Company has recorded non-recurring expenses of $11.8 million comprised of $6.2 million of debt retirement costs and the write-off of $5.5 million of deferred financing costs associated with the repayment of debt in connection with the Transactions.

      During the nine months ended September 30, 2003, the Company incurred restructuring charges of $1.0 million resulting from the consolidation of certain domestic and foreign distribution operations and the integration of M&D Industries, Inc. into our balloon operations.

      INTEREST EXPENSE. Interest expense, net, of $20.3 million for the nine months ended September 30, 2004 was $0.5 million higher than for the nine months ended September 30, 2003, due to the impact of higher average borrowings partially offset by lower interest rates.

      GAIN ON SALE OF AVAILABLE-FOR-SALE SECURITIES. During the nine months ended September 30, 2003, the Company sold common stock of a customer that it had received in connection with the customer's reorganization in bankruptcy. The Company received net proceeds of approximately $1.4 million and recognized a gain of approximately $1.0 million. In April 2004, the Company sold the remainder of the common stock and received net proceeds of $65 thousand and a recognized a gain of $47 thousand.

      UNDISTRIBUTED LOSS IN UNCONSOLIDATED JOINT VENTURE. Undistributed loss in unconsolidated joint venture represents our share of the joint venture's start-up losses, including the elimination of intercompany profit in the joint venture's inventory on hand at September 30, 2004.

      INCOME TAXES. Income taxes for the nine months ended September 30, 2004 and 2003 were based upon estimated consolidated effective income tax rates of 39.5% for the years ending December 31, 2004 and 2003.

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

      The Company's new term loan provides for amortization (in quarterly installments) of 1.0% per annum through June 30, 2010, and will then amortize in equal quarterly payments through June 30, 2012. The new term loan bears interest, at the option of the Company, at the index rate plus 1.75% per annum or at LIBOR plus 2.75% per annum. At September 30, 2004, the new term loan was $204.5 million and the floating interest rate on the new term loan was

4.53%. The Company entered into two interest rate swap transactions with a financial institution on June 25, 2004 and July 2, 2004, for an initial aggregate notional amount of $17.4 million increasing over three years to $62.6 million.

      Revolving loans under the new senior credit facility expire on April 30, 2010 and bear interest, at the option of the Company, at the index rate plus, based on performance, a margin ranging from 0.75% to 1.50% per annum, or at LIBOR plus, based on performance, a margin ranging from 1.75% to 2.50% per annum. At September 30, 2004, the Company had borrowings under the new revolver totaling $11.3 million at a floating interest rate of 4.98%. Standby letters of credit totaling $7.1 million were outstanding and the Company had borrowing capacity of approximately $31.6 million under the terms of the revolver at September 30, 2004.

      On April 30, 2004, in connection with the Transactions, the then existing senior secured credit facility of $147.7 million was repaid in addition to the termination of all commitments under that facility.

      At September 30, 2004 we have a 400,000 Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate plus 0.6% and expires on June 30, 2005, a 1.0 million British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on May 31, 2005, and a $1.0 million revolving credit facility which bears interest at LIBOR plus 1.0% and expires on December 31, 2004. We expect to renew these revolving credit facilities upon expiration. No borrowings were outstanding under these revolving credit facilities at September 30, 2004.

      Long-term borrowings at September 30, 2004 include a mortgage note with the New York State Job Development Authority of $8.7 million which requires monthly payments based on a 180-month amortization period with a balloon payment upon maturity in January 2010. The mortgage note bears interest at the rate of 3.41%, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority's confidential internal protocols. The mortgage note is collateralized by a distribution facility located in Chester, New York. On April 30, 2004, in connection with the Transactions, a mortgage note of $8.5 million was paid in full. The mortgage note bore interest at LIBOR plus 2.75%. However, we utilized an interest rate swap agreement to effectively fix the loan rate at 8.40% for the term of the loan and the related interest rate swap agreement was terminated at a cost of $0.7 million on April 30, 2004 in connection with the Transactions.

      In connection with the Transactions on April 30, 2004, the Company redeemed all outstanding shares of Series A Redeemable Convertible Preferred Stock at a redemption price per share equal to $182,000 in cash, together with accrued and unpaid dividends.

      The new senior subordinated notes totaling $175 million were sold to the initial purchasers by the Company in the Note Offering. In connection with the Note Offering, the Company entered into a Registration Rights Agreement, which granted holders of the new notes certain exchange and registration rights. In August 2004, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 offering to exchange registered notes for the notes issued in connection with the Note Offering. The terms of the notes and the exchange notes are substantially identical. The exchange was completed in October 2004.

      The Company has several non-cancelable operating leases principally for office, distribution and manufacturing facilities, showrooms and warehouse equipment. These leases expire on various dates through 2017 and generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance costs. Rent expense for the nine months ended September 30, 2004 and 2003, totaled $8.6 million and $9.4 million, respectively. The minimum lease payments currently required under non-cancelable operating leases for the year ending December 31, 2004 approximate $12.5 million.

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

      We expect that cash generated from operating activities and availability under our new senior secured credit facility will be our principal sources of liquidity. Based on our current level of operations, we believe our cash flow from operations and available cash and available borrowings under our new senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our new senior secured credit facility in an amount sufficient to enable us to repay our indebtedness, including the notes, or to fund our other liquidity needs.

CASH FLOW DATA - NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

      Net cash provided by operating activities during the nine months ended September 30, 2004 and 2003, totaled $19.2 million and $17.8 million, respectively. Net cash flow provided by operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2004 and 2003, was $29.9 million and $29.5 million, respectively. Changes in operating assets and liabilities for the nine months ended September 30, 2004 and 2003, resulted in the use of cash of $10.7 million and $11.7 million, respectively.

      During the nine months ended September 30, 2004, net cash used in investing activities of $538.0 million consisted of cash paid of $530.0 million to consummate the Transactions in connection with the merger on April 30, 2004 and $8.2 million additional investments in distribution and manufacturing equipment, partially offset by proceeds from the sales of equipment and available-for-sale securities. Net cash used in investing activities during the nine months ended September 30, 2003 of $8.4 million consisted principally of additional investments in distribution and manufacturing equipment and other assets, partially offset by proceeds received from the disposal of equipment and the sale of a portion of the Company's investment in the common stock of a customer received in connection with the customer's reorganization in bankruptcy.

      During the nine months ended September 30, 2004, net cash provided by financing activities of $489.1 million included proceeds totaling $378.6 million from short-term borrowings under the revolver and debt issued in connection with the Transactions, net of deferred financing costs of $12.7 million. Net cash provided by financing activities for the nine months ended September 30, 2004, also included capital contributions in connection with the merger and the repayment of a note receivable by an employee partially offset by scheduled payments on the then existing term loan and other long-term obligations, a required prepayment of the then existing term loan of $20.2 million based on our excess cash flows for the year ended December 31, 2003 and debt retirement costs totaling $6.2 million paid in connection with the Transactions. During the nine months ended September 30, 2003, net cash used in financing activities of $3.3 million consisted of the scheduled payments on the Term Loan and other long-term obligations and the purchase of Common Stock from both the Company's Chief Executive Officer and its President, partially offset by proceeds from the exercise of stock options and the repayment of the notes receivable by both the Chief Executive Officer and the President.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we have utilized interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended September 30, 2004 and 2003, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes and minority interest would have decreased, by $0.9 million and $0.5 million, respectively. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the nine months ended September 30, 2004 and 2003, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes and minority interest would have decreased, by $2.3 million and $1.7 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $0.5 million for the three months ended September 30, 2004 and 2003. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $1.4 million and $1.3 million for the nine months ended September 30, 2004 and 2003, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

      There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM 6.   EXHIBITS

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

                               AMSCAN HOLDINGS, INC.

                               By: /s/ Michael A. Correale
                                   ---------------------------------------------
                                   Michael A. Correale
                                   Chief Financial Officer
                                   (on behalf of the registrant and as principal
Date: November 15, 2004            financial and accounting officer)