Form 10-K
period 2004-12-31
AMSCAN HOLDINGS INC
filed 2005-03-31
CIK 1024729

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Fiscal Year Ended December 31, 2004

                                       OR

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

       Yes                 No    X
           -------             ------

The aggregate market value of the Common Stock held by non-affiliates of the Registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") at June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, was $6,994,000.

As of March 25, 2005, 1,000.00 shares of Registrants' Common Stock, par value $0.10, were outstanding.

                       Documents Incorporated by Reference

None.

                              AMSCAN HOLDINGS, INC.

                                    FORM 10-K

                                DECEMBER 31, 2004
                                TABLE OF CONTENTS

                                      PART I                                      PAGE
ITEM 1    Business.............................................................      3
ITEM 2    Properties...........................................................      9
ITEM 3    Legal Proceedings....................................................     10
ITEM 4    Submission of Matters to a Vote of Security Holders..................     10
                                     PART II

ITEM 5    Market for Registrant's Common Equity and Related Stockholder
             Matters and Issuer Purchases of Equity Securities.................     10

ITEM 6    Selected Consolidated Financial Data.................................     11
ITEM 7    Management's Discussion and Analysis of Financial Condition and
             Results of Operations.............................................     14
ITEM 7A   Quantitative and Qualitative Disclosures About Market Risk...........     24
ITEM 8    Financial Statements and Supplementary Data..........................     25
ITEM 9    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure..............................................     25

ITEM 9A   Controls and Procedures..............................................     25

ITEM 9B   Other Information....................................................     25

                                    PART III

ITEM 10   Directors and Executive Officers of the Registrant...................     25
ITEM 11   Executive Compensation ..............................................     27
ITEM 12   Security Ownership of Certain Beneficial Owners and Management and
             Related Shareholder Matters.......................................     30
ITEM 13   Certain Relationships and Related Transactions.......................     32
ITEM 14   Principal Accountant Fees and Services...............................     32
                                     PART IV

ITEM 15   Exhibits and Financial Statement Schedules...........................     33
          Signatures...........................................................     37

                                     PART I

ITEM 1. BUSINESS

         Amscan Holdings, Inc. ("Amscan" or the "Company") designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic balloons, accessories, novelties, gifts and stationery. We believe we are a leading designer, manufacturer and distributor of decorative party goods in the United States and the largest manufacturer of metallic balloons in the world. We offer one of the broadest and deepest product lines in the industry. Our extensive gift and stationery product lines, encompassing home, baby and wedding products for general gift giving or self-purchase, further leverage our design, marketing and distribution capabilities,. We sell our products through party superstores, other party goods retailers, independent card and gift stores, and other retailers and distributors throughout the world, including North America, South America, Europe, Asia and Australia. We manufactured items which represented approximately 60% of 2004 net sales and purchased the remainder from third-party manufacturers, many of whom are located in Asia.

         We currently offer over 400 party ensembles, which range from approximately 30 to 150 design-coordinated items spanning tableware, accessories, novelties, decorations and gifts. The breadth of these ensembles enables retailers to encourage additional sales for a single occasion.

         We design, manufacture and market party goods for a wide variety of occasions including seasonal and religious holidays, special events and themed celebrations. Our seasonal and religious ensembles enhance holiday celebrations throughout the year including New Year's, Valentine's Day, St. Patrick's Day, Easter, Passover, Fourth of July, Halloween, Thanksgiving, Hanukkah and Christmas. Our special event ensembles include birthdays, christenings, first communions, bar mitzvahs, confirmations, graduations, bridal and baby showers and anniversaries. Our theme-oriented ensembles include Hollywood, Chinatown, Cocktail Party, Bachelorette, Card Party, Hawaiian Luaus, Mardi Gras, Fifties Rock-and-Roll Parties, Summer Barbeque, Patriotic and Western. In 2004, approximately 80% of our net sales consisted of products designed for non-seasonal occasions, with the remaining 20% comprised of items used for holidays and seasonal celebrations throughout the year.

         In addition to our long-standing relationships with independent card and party retailers, we are a leading supplier to the party superstore distribution channel. Party superstores provide consumers with a one-stop source for all of their party needs, generally at discounted prices. Our sales to party superstores represented approximately 41% of total net sales in 2004 and have grown at a 6.0% compound annual growth rate during the past five years. With our products occupying an increasing share of party superstore shelf space in many product categories, we believe we are well positioned to take advantage of continued growth in the party superstore distribution channel.

         To strengthen our position as a leader in the party goods industry and to broaden our line of metallic balloons, we acquired M&D Balloons, Inc. (since renamed M&D Industries, Inc. ("M&D Industries")) in 2002. The acquisition significantly increased our balloon manufacturing capacity as well as our portfolio of character licenses. During 2003, M&D Industries was integrated into Anagram International Inc ("Anagram"), our existing balloon operation.

THE TRANSACTIONS

         On April 30, 2004, Amscan and AAH Acquisition Corporation ("AAH Acquisition"), a wholly-owned subsidiary of AAH Holdings Corporation, ("AAH Holdings"), an entity jointly controlled by funds affiliated with Berkshire Partners LLC and Weston Presidio (together the "Principal Investors") entered into a merger agreement, with Amscan continuing as the surviving entity and as a wholly owned subsidiary of AAH Holdings. Under the terms of the agreement, the equity interests in Amscan held by GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co., which are collectively referred to as GSCP, and all other stockholders, other than certain management investors, were cancelled in exchange for the right to receive cash. Cash paid to consummate the acquisition totaled $530.0 million and was financed with initial borrowings (before deducting deferred financing costs of $13.1 million) consisting of a $205.0 million term loan under a new senior secured credit facility which includes a $50.0 million revolving loan facility, the proceeds from the issuance of $175.0 million of 8.75% senior subordinated notes due 2014, an equity contribution by the Principal Investors and employee stockholders of $140.5 million, borrowings under the revolver of $23.6 million and available cash on hand. Certain existing employee shareholders participated in the Transactions (as defined hereafter) by purchasing approximately 296.91 shares of common stock. The Chief Executive Officer and the President of the Company exchanged

5.4945 and 2.7472 of their shares of common stock of Amscan for 100 and 50 shares of common stock of AAH Holdings with an equivalent value of $1.0 million and $0.5 million, respectively. In addition, the Chief Executive Officer and the President of the Company exchanged vested options to purchase 5.607 and 2.804 shares of Amscan common stock, which had intrinsic values of $0.6 million and $0.3 million, respectively, for vested options under the AAH Holdings equity incentive plan with intrinsic values of $0.5 million and $0.2 million and fair values of $0.6 million and $0.3 million, respectively.

         Concurrent with the acquisition, the following financing transactions were also consummated: the repayment of a term loan of $147.7 million under our then existing senior secured credit facility and the termination of all commitments there under; the redemption of $87.2 million of the $110.0 million aggregate principal amount outstanding of our 9.875% senior subordinated notes due 2007 for $93.5 million or 103.542% of the principal amount of such notes plus accrued and unpaid interest following our tender offer and consent solicitation; and repayment of a $8.5 million mortgage obligation with a financial institution (the acquisition together with the foregoing financing transactions are referred to herein collectively as the "Transactions").

         On May 31, 2004, the remaining outstanding 9.875% senior subordinated notes due 2007 were redeemed for $23.6 million or 103.292% of the principal amount of such notes plus accrued and unpaid interest pursuant to the redemption notice. The Company financed the redemption with borrowings under its new revolving credit facility.

         The 8.75% senior subordinated notes were sold to the initial purchasers by the Company on April 30, 2004, and were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933 (the "Note Offering"). In August 2004, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4, offering to exchange registered notes for the notes issued in connection with the Note Offering. The terms of the notes and the exchange notes are substantially identical. The exchange was completed in October 2004.

         As used herein and in the consolidated financial statements, "Predecessor" refers to Amscan prior to the Transactions and "Successor" refers to Amscan after the Transactions; this distinction between Predecessor and Successor is needed because generally accepted accounting principles required us to account for the acquisition under the purchase method of accounting, which required that the Successor adjust its assets and liabilities to their relative fair values at the date of the Transactions. In order to reflect the ultimate beneficial ownership of the Successor, the capital structure disclosed in the Successor financial statements is the capital structure of AAH Holdings.

         The purchase price has been allocated based upon preliminary estimates of the fair value of net assets acquired at the date of the Transactions. The final allocations will be based on independent valuations that have not yet been completed and will be subject to change when the valuations are completed during the second quarter of 2005. The Company does not expect the final allocation to be significantly different from the preliminary estimates currently reflected in Successor consolidated financial statements. The excess of the purchase price over tangible net assets acquired has been allocated to intangible assets consisting of customer lists / relationships ($14.0 million) and copyrights / designs and other intangibles ($12.8 million), which are being amortized using the straight-line method over the assets estimated useful lives ( 2 to 15 years), and tradenames ($33.5 million) and goodwill ($282.9 million), which are not being amortized. The acquisition was structured as a purchase of common stock and, accordingly, amortization of intangible assets is not deductible for income tax purposes.

SUMMARY FINANCIAL INFORMATION ABOUT THE COMPANY

         Information about the Company's net sales, income from operations and assets for the last five years is included in this report in Item 6, "Selected Consolidated Financial Data." The Company's consolidated financial statements for the periods prior to May 1, 2004 (the "Predecessor") and for the period subsequent to April 30, 2004 (the "Successor") include the accounts of Amscan Holdings and its majority-owned and controlled entities.

         Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines and customer base and increased promotional activities, the impact of seasonality on our quarterly results of operations has been limited. Promotional activities, including special dating terms, particularly with respect to Halloween and Christmas products sold in the third quarter, and the introduction of our new everyday products and designs during the fourth quarter result in higher accounts receivables and inventory balances and higher interest costs to support these balances.

         The Company does business in the United States and in other geographic areas of the world. Information about the Company's net sales, income from operations and assets relating to geographic areas outside the United States for the eight months ended December 31, 2004 (Successor), the four months ended April 30, 2004 (Predecessor), and for each of the years in the two-year period ended December 31, 2003, (Predecessor), is included in Note 16 to the Company's 2004 Consolidated Financial Statements which are included in this report beginning on page F-2.

OUR STRATEGY

         Our objective is to be the primary source for consumers' party goods requirements and a recognized supplier of quality stationery and gift items. The key elements of our strategy are as follows:

         - BUILD UPON OUR POSITION AS A LEADING PROVIDER TO PARTY GOODS RETAILERS. We will continue to offer convenient "one-stop shopping" for both large party superstores and smaller party goods retailers. We will seek to grow our sales to existing stores by increasing our share of sales volume and shelf space, continuing to develop innovative new products and helping retailers promote coordinated ensembles that increase average purchase volume per consumer through "add-on" or impulse purchases. Given our position in the party superstore distribution channel and the strength of our relationships with all major party superstore chains, we expect our sales will continue to grow as new party superstores are opened.

         - CAPITALIZE ON INVESTMENTS IN INFRASTRUCTURE. We intend to increase our net sales and profitability by leveraging the significant investments that we have made in our infrastructure. We invested approximately $38 million in a new 544,000 square foot distribution facility and related equipment that was completed in the fourth quarter of 2002. We believe that the addition of this new facility provides us with state of the art warehousing and distribution capabilities to serve anticipated future growth.

                  We also intend to leverage our investment in our design capabilities and our relationships with Asian suppliers to further build our business. Under this program, we will design products and utilize our Asian suppliers as a direct source for customers who possess the necessary infrastructure, global logistics and distribution capabilities to deliver products to their outlets. This program will enable us to offer products that we currently do not sell as well as to further penetrate existing and new customer accounts with minimal capital expenditures and working capital requirements.

         - EXPAND INTERNATIONAL PRESENCE. We believe there is an opportunity to expand our international business, which represented approximately 14% of our net sales in each of the years in the three-year period ended December 31, 2004. We currently have a presence in Mexico, Canada, Europe and Asia. We have our own sales force in Mexico, Canada, and the United Kingdom, and operate through third-party sales representatives elsewhere. The market for decorative party goods outside the U.S. is less mature due to lower consumer awareness of party products and less developed retail distribution channels. Our strategy is to grow our international sales by broadening our distribution network, increasing accessorization and customization of our products to local tastes and holidays and continuing to deepen retail penetration.

         - INCREASE PENETRATION IN INDEPENDENT RETAIL DISTRIBUTION CHANNEL. We believe there is a significant opportunity to expand our sales to independent retailers, including card and gift stores. We have made significant investments by adding management and expanding our customer service and marketing infrastructure to support the existing specialty sales effort as well as additional sales representatives that we expect to hire. As our existing sales representatives become more seasoned and productive, and as we add new sales representatives, we expect to increase sales and profitability from this distribution channel as sales growth is achieved with relatively fixed support costs.

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

INNOVATIVE PRODUCT DEVELOPMENT AND DESIGN CAPABILITIES

         Our 120 person in-house design staff continuously develops fresh, innovative and contemporary product designs and concepts. Our continued investment in art and design results in a steady supply of fresh ideas and the creation of complex, unique ensembles that appeal to consumers. In 2004, we introduced over 5,000 new products and 59 new ensembles and also provided customers with over 2,000 new private label products. Our proprietary designs help us keep our products differentiated from the competition.

PARTY PRODUCT LINES

         The percentage of net sales for each product line for 2004, 2003 and 2002 are set forth in the following table:

                                              2004      2003      2002
                                             -----     -----     -----
                Party Goods................    68%       65%       65%
                Metallic Balloons..........    24        24        23
                Stationery.................     5         8         7
                Gift.......................     3         3         5
                                             ----      ----      ----
                                              100%      100%      100%
                                             ====      ====      ====

         The following table sets forth the principal products in each of the product lines, excluding metallic balloons:

                PARTY GOODS                       STATIONERY                      GIFT
         ----------------------------       ----------------------------   ----------------
         Decorative and Solid Color         Baby and Wedding Memory        Ceramic Giftware
            Tableware                          Books                       Decorative Candles
         Candles                            Decorative Tissues             Decorative Frames
         Cascades and Centerpieces          Gift Wrap, Bows and            Mugs
         Crepe                              Bags                           Plush Toys
         Cutouts                            Invitations, Notes             Wedding Accessories
         Flags and Banners                     and Stationery                 and Cake Tops
         Guest Towels                       Photograph Albums
         Latex Balloons                     Ribbons
         Party Favors                       Stickers and Confetti
         Party Hats
         Pinatas



         Our products span a wide range of lifestyle events from age-specific birthdays to theme parties and sporting events, as well as holidays such as Halloween and New Year's. Approximately 80% of our net sales consist of items designed for non-seasonal occasions, with the remaining 20% comprised of items used for holidays and seasonal celebrations throughout the year. Our product offerings cover the following:

                    SEASONAL               THEMES                  EVERYDAY
                ----------------     ------------------        ------------
                New Year's           Bachelorette              Birthdays
                Valentine's Day      Card Party                Graduations
                St. Patrick's Day    Chinatown                 Weddings
                Easter               Cocktail Party            Anniversaries
                Passover             Fiesta                    Showers
                Fourth of July       Fifties Rock and Roll     First Communions
                Halloween            Hawaiian Luau             Confirmations
                Thanksgiving         Hollywood                 Retirements
                Hanukkah             Mardi Gras                Christenings
                Christmas            Masquerade                Bar Mitzvahs
                                     Patriotic
                                     Religious
                                     Sports
                                     Summer Barbeque
                                     Western

MANUFACTURED PRODUCTS

           Our vertically integrated manufacturing capability (i.e., our ability to perform each of the steps in the process of converting raw materials into our finished products) enables us to control costs, monitor product quality, manage inventory investment better and provide more efficient order fulfillment. We manufactured items representing approximately 60% of our 2004 net sales. Our facilities in New York, Kentucky, Rhode Island, Minnesota and Mexico are highly automated and produce paper and plastic plates and cups, napkins, metallic balloons and other party and novelty items. State-of-the art printing, forming, folding and packaging equipment support these manufacturing operations. Given our size and sales volume, we are generally able to operate our manufacturing equipment on the basis of at least two shifts per day thus lowering production costs per unit. In addition, we manufacture products for third parties, which allows us to maintain a satisfactory level of equipment utilization.

PURCHASED PRODUCTS

          We purchase products created and designed by us, representing nearly 40% of net sales in 2004, from independently-owned manufacturers, many of whom are located in Asia and with whom we have long-standing relationships. We have relationships of over 15 years with our two largest suppliers. We believe that the quality and price of the products manufactured by these suppliers provide a significant competitive advantage. During 2004, we experienced inventory shortages of certain products as a result of a production disruption at one of our largest foreign suppliers. However, as our business is not dependent upon any single source of supply for these products, we were able to eventually procure these products from alternate suppliers.

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

SALES AND MARKETING

         Our principal sales and marketing efforts are conducted through a domestic direct employee sales force of approximately 130 professionals servicing over 40,000 retail accounts. Included in this sales force are approximately 30 seasoned sales professionals who primarily service the party superstore and party specialty retailer distribution channel and who, on average, have been affiliated with us for over 9 years. In addition to the employee sales team, a select group of manufacturers' representatives handle specific account situations. Employees of subsidiaries outside the United States generally service international customers. Anagram utilizes a group of approximately 40 independent distributors to bring their metallic balloons to the grocery, gift and floral markets, as well as to our party superstore and specialty retailer customers.

         Our practice of including party goods retailers in all facets of our product development is a key element of our sales and marketing efforts. We target important consumer preferences by integrating our own market research with the input of party goods retailers in the creation of our designs and products. In addition, our sales force assists customers in the actual layout of displays of our products and, from time to time, provides customers with promotional displays.

         To support our sales and marketing efforts, we produce four main decorative party product catalogues annually (three catalogues for seasonal products and one catalogue for everyday products), with additional catalogues to market our metallic balloons and gift and stationery products. We have also developed a website which displays and describes our product assortment and capabilities. This website enables our key customers to access real time information regarding the status of existing orders and stock availability, and to place new orders. We utilize this website as a vital marketing tool, providing us with the ability to announce special product promotions and other information in an expeditious manner.

DISTRIBUTION AND SYSTEMS

         We ship our products directly to customers throughout the United States and Canada from distribution facilities that employ computer assisted systems. Our electronic-order entry and information systems allow us to manage our inventory with minimal waste, maintain strong fill rates and provide quick order turnaround times of generally between 24 to 48 hours.

         Our distribution facilities for party items are principally located in New York; represent more than 1,000,000 square feet in the aggregate and include a state-of-the-art 544,000 square foot facility which became fully operational during the fourth quarter of 2002. We distribute our metallic balloons domestically from facilities in Minnesota and New York. Products for markets outside the United States are also shipped from our distribution facilities in the United Kingdom, Mexico and Australia.

CUSTOMERS

         Our customers are principally party superstores, other party goods retailers, independent card and gift retailers and other distributors. We have also expanded our presence in the gift shop, supermarket and other smaller independent retail distribution channels. In the aggregate, we supply more than 40,000 retail outlets both domestically and internationally. During 2004 we began utilizing our Asian suppliers as a direct source for mass market, grocery, drug and other customers who possess the necessary infrastructure, global logistics and distribution capabilities to deliver products to their outlets. In addition, to deepen our retail penetration at key European hypermarket and supermarket accounts, our future focus will include broadening our distribution network, increasing accessorization and customization of our products to local tastes and holidays.

         We have a diverse customer base. Although our sales volume is concentrated with several important customers, generally party superstores, only one customer, Party City Corporation ("Party City"), the nation's largest party goods retailer, accounted for more than 10% of our net sales in 2004. For the years ended December 31, 2004, 2003 and 2002, sales to Party City's corporate-owned and operated stores represented 14%, 12%, and 13% of net sales, respectively. For the years ended December 31, 2004, 2003 and 2002, sales to Party City's franchise-owned and operated stores represented 14%, 13% and 14% of net sales, respectively. Franchisees are financially independent from Party City and diversify our credit exposure.

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

         Competitors include smaller independent specialty manufacturers, as well as divisions or subsidiaries of large companies with greater financial and other resources than ours. Certain of these competitors control various product licenses for widely recognized images, such as cartoon or motion picture characters, which could provide them with a competitive advantage. However, through the acquisitions of Anagram and M&D Industries, we have acquired a strong portfolio of character licenses for use in the design and production of our metallic balloons.

COPYRIGHTS

         We own copyrights on the designs we create and use on our products and trademarks on the words and designs used on or in connection with our products. It is our practice to register our copyrights with the United States Copyright Office to the extent we deem reasonable. We do not believe that the loss of copyrights or trademarks with respect to any particular product or products would have a material adverse effect on our business. We hold approximately 110 licenses, allowing us to use various cartoon and other characters and designs principally on our metallic balloons. None of these licenses is individually material to our aggregate business.

EMPLOYEES

         As of December 31, 2004, the Company had approximately 1,750 employees, none of whom is represented by a labor union. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

         The Company maintains its corporate headquarters in Elmsford, New York and conducts its principal design, manufacturing and distribution operations at the following facilities:

                                                                                                 OWNED OR LEASED
LOCATION                         PRINCIPAL ACTIVITY                   SQUARE FEET            (WITH EXPIRATION DATE)
--------                         ------------------                   -----------            ----------------------
Elmsford, New York            Executive offices; showrooms;       117,411 square feet        Leased (expiration date:
                              design and art production of party                             December 31, 2014)
                              products and decorations

Harriman, New York            Manufacture of paper napkins        75,000 square feet         Leased (expiration date:
                              and cups                                                       March 31, 2006)

Narragansett, Rhode Island    Manufacture and distribution        48,455 square feet         Leased (expiration date:
                              of plastic plates, cups and bowls                              April 26, 2006)

Louisville, Kentucky          Manufacture and distribution        189,000 square feet        Leased (expiration date:
                              of paper plates                                                March 31, 2010)

Newburgh, New York            Manufacture of paper napkins        53,000 square feet         Leased (expiration date:
                              and cups                                                       May 31, 2006)

Eden Prairie, Minnesota       Manufacture and distribution        115,600 square feet        Owned
                              of balloons and accessories

Tijuana, Mexico               Manufacture and distribution        75,000 square feet         Leased (expiration dates:
                              of party products                                              May 16, 2007 and June 30,
                                                                                             2009)

Chester, New York             Distribution of decorative party    287,000 square feet        Owned
                              products

Chester, New York (1)         Distribution of decorative party    544,000 square feet        Owned
                              and gift products

Goshen, New York              Warehousing of decorative           130,000 square feet        Leased (expiration date:
                              party products                                                 October 31, 2006)

Milton Keynes,                Distribution of party products      110,000 square feet        Leased (expiration date:
Buckinghamshire, England      throughout United Kingdom                                      June 30, 2017)
                              and Europe

Edina, Minnesota              Distribution of balloons and        122,312 square feet        Leased (expiration date:
                              accessories                                                    December 31, 2009)

(1) Property is subject to a lien mortgage note in the original principal amount of $10.0 million with the New York State Job Development Authority. The lien mortgage note bears interest at a rate of 3.31%, subject to change under certain conditions. The mortgage note is for a term of 96 months and requires monthly payments based on a 180-month amortization period with a balloon payment upon maturity in January 2010. At December 31, 2004, the principal amount outstanding under the lien mortgage note is approximately $8.5 million.

         In addition to the facilities listed above, we maintain smaller distribution facilities in Australia, Canada and Mexico. We also maintain sales offices in Australia, Canada, Hong Kong and Japan and showrooms in New York, California, Georgia, Texas, Canada and Hong Kong.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         There is no public trading market for the Company's Common Stock.

         As of the close of business on March 25, 2005, there were 59 holders of record of the Company's Common Stock.

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

EQUITY COMPENSATION PLAN INFORMATION

                                            (a)                        (b)                         (c)
                                                                                          Number of securities
                                                                                         remaining available for
                                  Number of securities to be    Weighted-average         future issuance under
                                   issued upon exercise of      exercise price of         equity compensation
                                     outstanding options,       outstanding options,    plans (excluding securities
                                      warrants and rights       warrants and rights      reflected in column (a))
                                      -------------------       -------------------      ------------------------
Equity compensation plans
  approved by security holders               98.182                    $2,500                   1,604.750
Equity compensation plans not
  approved by security holders                   --                        --                          --
                                             ------                    ------                   ---------
           Total                             98.182                    $2,500                   1,604.750
                                             ======                    ======                   =========

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data presented below under the captions "Statement of Operations Data," and "Balance Sheet Data" as of and for the eight months ended December 31, 2004 (Successor), for the four months ended April 30, 2004 and as of and for each of the years in the four-year period ended December 31, 2003 (Predecessor), are derived from the consolidated financial statements of Amscan Holdings, Inc. The consolidated financial statements as of and for the eight months ended December 31, 2004 (Successor), for the four months ended April 30, 2004 and as of December 31, 2003 and for each of the years in the two-year period ended December 31, 2003 (Predecessor), are included in this report under Item 8, "Financial Statements and Supplementary Data." The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                          EIGHT MONTHS ENDED  FOUR MONTHS ENDED                 YEARS ENDED DECEMBER 31,
                                          ------------------  -----------------        ------------------------------------------
                                          DECEMBER 31, 2004     APRIL 30, 2004         2003       2002          2001         2000
                                          -----------------     --------------         ----       ----          ----         ----
                                              (SUCCESSOR)       (PREDECESSOR)                        (PREDECESSOR)
                                                                            (Dollars in thousands)
STATEMENT OF OPERATIONS DATA:
  Net sales ............................        $265,556             $133,660        $402,816    $385,603     $345,183     $323,484
  Cost of sales ........................         178,210               88,247         269,125     252,980      225,036      206,872
                                                --------             --------        --------    --------     --------     --------
  Gross profit .........................          87,346               45,413         133,691     132,623      120,147      116,612
  Selling expenses .....................          23,529               12,430          36,515      34,619       31,414       28,578
  General and administrative expenses ..          21,410               10,145          31,925      32,056       33,317       31,958
  Provision for doubtful accounts ......           1,308                  729           2,588       3,008        3,758        7,133
  Art and development costs ............           6,713                3,332           9,395      10,301        8,772        8,453
  Non-recurring expenses related
     to the Transactions (1) ...........                               11,757
  Write-off of deferred financing
     and IPO-related costs (2) .........                                                            2,261
  Restructuring charges (3) ............                                                1,007       1,663                       500
                                                --------             --------        --------    --------     --------     --------
  Income from operations ...............          34,386                7,020          52,261      48,715       42,886       39,990
  Interest expense, net ................          19,124                8,384          26,368      21,792       24,069       26,355
  Undistributed loss in unconsolidated
     joint venture .....................           1,168                   89
  Gain on sales of available-for-sale
    securities (4)......................                                  (47)         (1,486)
  Other (income) expense, net ..........            (286)                 (11)             52        (311)          24           96
                                                --------             --------        --------    --------     --------     --------
  Income (loss) before income
     taxes and minority interests ......          14,380               (1,395)         27,327      27,234       18,793       13,539
  Income tax expense (benefit) .........           5,679                 (551)         10,065      10,757        7,423        5,348
  Minority interests ...................             137                   46              99          12           68           75
                                                --------             --------        --------    --------     --------     --------
  Net income (loss) ....................           8,564                 (890)         17,163      16,465       11,302        8,116
  Dividend on redeemable
     convertible preferred stock .......                                  136             399         376          270
                                                --------             --------        --------    --------     --------     --------
  Net income (loss) applicable
     to common shares ..................        $  8,564             $ (1,026)       $ 16,764    $ 16,089     $ 11,032     $  8,116
                                                ========             ========        ========    ========     ========     ========
OTHER FINANCIAL DATA:

  Gross margin percentage ..............            32.9%                34.0%           33.2%       34.4%        34.8%        36.0%
  Capital expenditures, including assets
     under capital leases ..............        $  7,910             $  3,757        $ 12,668    $ 17,765     $ 37,623     $ 18,576
  Depreciation and amortization (5) ....           9,519                5,296          16,119      13,962       15,468       14,487
  Ratio of earnings to fixed charges (6)            1.7x                 0.9x            1.9x        2.0x         1.6x         1.4x

                                                                                 AT DECEMBER 31,
                                                      --------------------------------------------------------------------
                                                      2004            2003            2002           2001             2000
                                                      ----            ----            ----           ----             ----
                                                   (SUCCESSOR)                             (PREDECESSOR)
                                                                              (Dollars in thousands)
BALANCE SHEET DATA:

  Working capital ..........................         $ 126,372      $ 120,559       $ 119,256       $  96,713       $  83,760
  Total assets (8) .........................           647,266        382,102         372,497         310,474         280,627

  Short-term obligations (7) ...............         $   4,832      $  23,237       $   3,220       $   4,155       $  14,089
  Long-term obligations (8) ................           384,993        272,272         295,420         278,443         261,815
                                                     ---------      ---------       ---------       ---------       ---------
  Total obligations ........................         $ 389,825      $ 295,509       $ 298,640       $ 282,598       $ 275,904
                                                     =========      =========       =========       =========       =========

  Redeemable convertible preferred stock (9)                        $   7,045      $   6,646       $   6,270

  Redeemable common securities (10) ........         $   3,705          9,498          30,523          29,949       $  28,768
  Stockholders' equity (deficit) (8) (10) ..           146,728         (8,619)        (46,283)        (77,305)        (86,881)


(1) In connection with the Transactions in April 2004, the Company recorded non-recurring expenses of $11.8 million comprised of $6.2 million of debt retirement costs and the write-off of $5.6 million of deferred financing costs associated with the repayment of debt in connection with the Transactions.

(2) During the fourth quarter of 2002, we amended and restated our credit facility with various lenders which resulted in a $1.5 million write-off of deferred financing costs associated with the facility. Additionally, during the fourth quarter of 2002, we decided not to pursue an initial public offering ("IPO") of shares of our Common Stock given valuations available in the equity markets at that time, which resulted in a $0.8 million write-off of costs associated with the offering. On March 12, 2003, we filed a Form RW with the Commission withdrawing our registration statement for the IPO.

(3) During 2003 and 2002, we incurred restructuring charges of $1.0 million and $1.7 million, respectively, resulting from the consolidation of certain domestic and foreign distribution operations, and during 2003, the integration of M&D Industries. We recorded charges of $0.5 million in 2000 in connection with the restructuring of our distribution operations and consolidation of certain manufacturing operations.

(4) During 2004 and 2003, we sold common stock of a customer that we received in connection with the customer's reorganization in bankruptcy, receiving net proceeds of approximately $0.07 million and $2.0 million and recognizing gains of approximately $0.05 million and $1.5 million, respectively.

(5) Depreciation and amortization includes amortization of goodwill of $2.6 million, in each of the years 2001 and 2000.

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

(7) Short-term obligations consists primarily of borrowings under bank lines of credit and the current portion of long-term debt. At December 31, 2003, the current portion of long-term debt included $20.2 million of the Company's then existing term loan which was paid in March 2004 and was required based on the Company's excess cash flows, as defined, for the year ended December 31, 2003.

(8) Cash paid to consummate the acquisition of the Successor in April 2004 totaled $530.0 million and was financed with initial borrowings (before deducting deferred financing costs of $13.1 million) consisting of a $205.0 million term loan under a new senior secured credit facility, the proceeds from the issuance of $175.0 million of 8.75% senior subordinated notes due 2014, an equity contribution by the Principal Investors and employee stockholders of $140.5 million, borrowings under the revolver of $23.6 million and available cash on hand. The purchase price has been allocated based upon preliminary estimates of the fair value of net assets acquired at the date of the Transactions. The final allocations will be based on independent valuations that have not yet been completed and will be subject to change when the valuations are completed during the second quarter of 2005. The excess of the purchase price over tangible net assets acquired has been allocated to intangible assets consisting of customer lists / relationships ($14.0 million) and copyrights / designs and other intangibles ($12.8 million), tradenames ($33.5 million) and goodwill ($282.9 million).

(9) On March 30, 2001, the Board of Directors authorized 500 shares of our preferred stock, $0.10 par value, and designated 100 shares as Series A Redeemable Convertible Preferred Stock. Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP, for proceeds of $6.0 million. Dividends were cumulative and payable annually, at 6% per annum. On March 30, 2003 and 2002, the annual dividend was distributed in additional shares of Series A Redeemable Convertible Preferred Stock. As of December 31, 2003, accrued dividends aggregated $0.3 million, and were included in redeemable convertible preferred stock on the Predecessor's consolidated balance sheet. At December 31, 2003, 44.94 shares of our Series A Redeemable Convertible Preferred Stock were issued and outstanding. Each share of Series A Redeemable Convertible Preferred Stock was convertible at the option of the holder at any time into shares of Common Stock, $0.10 par value, at a conversion rate of 1.0 share of Common Stock for each share of Series A Redeemable Convertible Preferred Stock, subject to adjustment under certain conditions. Upon completion of the Transactions, no shares of the Series A Redeemable Convertible Preferred Stock were outstanding.

(10) Under the terms of both Amscan's amended and restated stockholders' agreement, dated February 20, 2002 and effective through April 30, 2004, and the new AAH Holdings stockholders' agreement dated April 30, 2004, we have an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, including death and disability, former employee stockholders can require us to purchase all of the shares held by the former employees. The purchase price as prescribed in the stockholders' agreements is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by us to all employee stockholders based on fully paid and vested shares is classified as redeemable common securities.

         In connection with the Transactions, our Chief Executive Officer and President exchanged 5.4945 and 2.7472 of their shares of Amscan Common Stock for 100 and 50 shares of AAH Holdings Common Stock with an equivalent value of $1,000,000 and $500,000, respectively. In addition, our Chief Executive Officer and President exchanged their 5.607 and
         2.804 vested options to purchase shares of Amscan Common Stock, which had intrinsic values of $0.6 million and $0.3 million, respectively, for vested options to purchase 65.455 and 32.727 shares of AAH Holdings Common Stock under the new equity incentive plan with intrinsic values of $0.5 million and $0.2 million and estimated fair values of $0.6 million and $0.3 million, respectively. The fair value of the AAH Holdings options was included in the equity contribution related to the Transactions; however, as the AAH Holdings options are options to purchase redeemable common stock, their estimated redemption value is classified as redeemable common securities on the consolidated balance sheet.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

           Over the past several years, the party goods industry has experienced significant changes in both distribution channels and product offerings. Although there has been consolidation in the party superstore distribution channel in the past five years, the number of party superstores has remained stable. Due, in part, to the success of the party superstore distribution channel, party goods manufacturers have broadened their product offerings to support the celebration of a greater number of occasions. The industry's growth has been directly affected by these changes. To achieve further sales growth and expansion, our sales effort has focused more closely on card and gift stores and other independent retailers and we have created expansive gift lines encompassing home, baby and wedding products for general gift giving or self-purchase, principally for this distribution channel. In addition, during 2004 we began utilizing our Asian suppliers as a direct source for mass market, grocery, drug and other customers who possess the necessary infrastructure, global logistics and distribution capabilities to deliver products to their outlets. To deepen our retail penetration at key European hypermarket and supermarket accounts, our future focus will include broadening our distribution network, increasing accessorization and customization of our products to local tastes and holidays.

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

Competition

        The party goods industry is highly competitive. We compete with many other companies, including smaller, independent specialty manufacturers and divisions or subsidiaries of larger companies with greater financial and other resources than we have. Some of our competitors control licenses for widely recognized images, such as cartoon or motion picture characters, and have broader access to mass market retailers which could provide them with a competitive advantage.

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

         Products we manufacture, primarily tableware and metallic balloons, represented approximately 60% of our net sales in 2004. During the past three years, we have invested approximately $30.9 million in printing, fabrication, packaging and other manufacturing equipment, which has allowed us to increase productivity rates, thereby lowering labor and overhead as a percentage of manufacturing costs. We believe our ability to manufacture product representing approximately 60% of our sales enables us to lower production costs by optimizing production while minimizing inventory investment, to ensure product quality through rigid quality control procedures during production and to be responsive to our customers' product design demands.

Interest Rates

         Although we may utilize interest rate swap agreements to manage the risk associated with fluctuations in interest rates, we are exposed to fluctuations in interest rates on a significant portion of our variable rate debt.

Exchange Rates

         We are exposed to foreign currency risk, predominately in European countries, principally from fluctuations in the Euro and British Pound Sterling and their impact on our profitability in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently.

RESULTS OF OPERATIONS

         The accompanying audited consolidated financial statements include the accounts of Amscan Holdings and its majority-owned and controlled entities. For the purposes of management's discussion and analysis of financial condition and results of operations, financial information for the Predecessor (periods prior to May 1, 2004) and the Successor (the period subsequent to April 30, 2004) have been combined to compare yearly information and therefore the term "Company" refers to Amscan Holdings, Inc. and its subsidiaries for all periods presented.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

PERCENTAGE OF NET SALES

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                   2004         2003
                                                                   ----         ----

Net sales .................................................        100.0%       100.0%
Cost of sales .............................................         66.7         66.8
                                                                 -------      -------
    Gross profit ..........................................         33.3         33.2
Operating expenses:
    Selling expenses ......................................          9.0          9.1
    General and administrative expenses ...................          7.9          7.9
    Provision for doubtful accounts .......................          0.5          0.6
    Art and development costs .............................          2.5          2.3
    Non-recurring expenses related to the Transactions ....          3.0
    Restructuring charges .................................                       0.3
                                                                 -------      -------

Total operating expenses ..................................         22.9         20.2
                                                                 -------      -------
    Income from operations ................................         10.4         13.0
Interest expense, net .....................................          6.9          6.5
Undistributed loss in unconsolidated joint venture ........          0.3
Gain on sales of available-for-sale securities ............                      (0.3)
Other income, net .........................................         (0.1)
                                                                 -------      -------
    Income before income tax expense and minority interests          3.3          6.8
Income tax expense ........................................          1.3          2.5
Minority interests ........................................
                                                                 -------      -------
    Net income ............................................          2.0%         4.3%
                                                                 =======      =======

         NET SALES. Net sales of $399.2 million for the year ended December 31, 2004 were $3.6 million lower than net sales for the year ended December 31, 2003. The decrease in net sales reflects a general softness in retail markets that occurred earlier in the year, the impact of inventory shortages of certain products as a result of a production disruption at one of the Company's foreign vendors and the rationalization of inventories and changes in the promotional pricing activities at certain national chains. These decreases in net sales were partially offset by higher net international sales, principally as a result of foreign currency exchange fluctuations.

         GROSS PROFIT. Gross profit margin for the year ended December 31, 2004 was 33.3% and comparable to the gross profit margin for the year ended December 31, 2003. However, the gross profit margin for 2004 principally reflects higher inventory costs from the write-up of finished goods inventories as a result of purchase accounting for the Transactions, increased raw material costs and higher freight costs (including nonrecurring air freight incurred to expedite the replenishment of inventory shortages noted above). These increases in costs were offset by lower depreciation and amortization expense (arising from changes in asset valuations and useful lives as a result of the Transactions), the full synergies arising from the completed integration of M&D Industries, Inc., our 2002 balloon business acquisition, and the elimination of redundant distribution costs incurred in 2003 arising from the transition from four to three east coast distribution facilities.

         OPERATING EXPENSES. Selling expenses of $36.0 million for the year ended December 31, 2004 were $0.6 million lower than for the year ended December 31, 2003 primarily as a result of a consolidation of sales territories. As a percentage of net sales, selling expenses were 9.0%, or 0.1% lower than in 2003.

         General and administrative expenses of $31.6 million for the year ended December 31, 2004 were $0.4 million lower than for the year ended December 31, 2003. As a percentage of net sales, general and administrative expenses were 7.9% for each of the years ended December 31, 2004 and 2003. The net decrease in general and administrative expenses principally reflects the closure, in 2003, of certain international facilities and the contribution, in December 2003, of our metallic balloon distribution operations located in Mexico to a newly created joint venture. The joint venture distributes certain metallic balloons principally in Mexico and Latin America. These decreases in general and administrative expenses were partially offset by management fees paid to our Principal Investors in 2004 ($1.3 million).

         Provision for doubtful accounts for the year ended December 31, 2004 was $2.0 million or 0.5% of net sales, as compared to $2.6 million or 0.6% of net sales for year ended December 31, 2003. During the second quarter of 2003, a customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and, as a result, the Company charged $1.8 million to the provision for doubtful accounts during 2003. This customer accounted for approximately 2.1% of our net sales for 2003.

         Art and development costs of $10.0 million for the year ended December 31, 2004 were $0.7 million higher as compared to 2003 principally due to increased development of custom product lines. As a percentage of net sales, art and development costs were 2.5% for the year ended December 31, 2004 or 0.2% higher than in 2003.

         In connection with the Transactions in April 2004, the Company recorded non-recurring expenses of $11.8 million comprised of $6.2 million of debt retirement costs and the write-off of $5.6 million of deferred financing costs associated with the repayment of debt.

         During the year ended December 31, 2003, the Company incurred restructuring charges of $1.0 million resulting from the consolidation of certain domestic and foreign distribution operations and the integration of M&D Industries, Inc. into our balloon operations.

         INTEREST EXPENSE, NET. Interest expense, net, of $27.5 million for the year ended December 31, 2004 was $1.1 million higher than for the year ended December 31, 2003, due to the impact of higher average borrowings partially offset by lower interest rates.

         GAIN ON SALES OF AVAILABLE-FOR-SALE SECURITIES. During 2004 and 2003, the Company sold common stock of a customer that it received in connection with the customer's reorganization in bankruptcy, receiving net proceeds of $0.07 million and $2.0 million and recognizing gains of $0.05 million and $1.5 million, respectively.

         UNDISTRIBUTED LOSS IN UNCONSOLIDATED JOINT VENTURE. Undistributed loss in unconsolidated joint venture represents our share of the joint venture's start-up losses, including the elimination of intercompany profit in the joint venture's inventory on hand at December 31, 2004.

         INCOME TAXES. Income taxes for the years ended December 31, 2004 and 2003 were provided for at consolidated effective income tax rates of 39.5% and 36.8%, respectively. Our effective income tax rates exceed the federal statutory income tax rate primarily due to state income taxes, partially offset, for the year ended December 31, 2003, by the benefit of foreign tax credits.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

PERCENTAGE OF NET SALES

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                2003          2002
                                                                ----          ----
Net sales ...............................................        100.0%       100.0%
Cost of sales ...........................................         66.8         65.6
                                                               -------      -------
    Gross profit ........................................         33.2         34.4
Operating expenses:
    Selling expenses ....................................          9.1          9.0
    General and administrative expenses .................          7.9          8.3
    Provision for doubtful accounts .....................          0.6          0.8
    Art and development costs ...........................          2.3          2.7
    Write-off of deferred financing and IPO-related costs                       0.6
    Restructuring charges ...............................          0.3          0.4
                                                               -------      -------
Total operating expenses ................................         20.2         21.8
                                                               -------      -------
    Income from operations ..............................         13.0         12.6
Interest expense, net ...................................          6.5          5.6
Gain on sale of available-for-sale securities ...........         (0.3)
Other income, net .......................................                      (0.1)
                                                               -------      -------
    Income before income taxes and minority interests ...          6.8          7.1
Income tax expense ......................................          2.5          2.8
Minority interests ......................................
                                                               -------      -------
    Net income ..........................................          4.3%         4.3%
                                                               =======      =======

         NET SALES. Net sales of $402.8 million for the year ended December 31, 2003 were $17.2 million or 4.5% higher than net sales for the year ended December 31, 2002. During the year ended December 31, 2003, our domestic sales of party goods, including metallic balloons, grew by 3.1% over 2002. Contract manufacturing increased by 17.5% during 2003, as compared to 2002. International net sales reported for the year ended December 31, 2003 increased by 5.3%, principally as a result of favorable foreign currency exchange fluctuations. Domestic sales performance during 2003 was adversely affected by general economic conditions which resulted in a weak retail environment and, during the first quarter of 2003, severe weather conditions.

         GROSS PROFIT. Gross profit margin for the year ended December 31, 2003, of 33.2% was 1.2% lower than the corresponding period in 2002. Gross profit margin for the year ended December 31, 2003 reflects the impact of product sales and customer mix (particularly solid color tableware and contract manufacturing) and additional depreciation and amortization and equipment rental costs associated with the new distribution facility that became operational in the fourth quarter of 2002. Gross profit margin for the year ended December 31, 2003 also reflects additional production costs incurred during the first and second quarters of 2003 in connection with the integration of M&D Industries, redundant costs arising from the Company's transition from four to three east coast distribution facilities and additional distribution costs incurred as a result of severe weather conditions during the first quarter of 2003, partially offset by operating efficiencies from the transition to the new distribution facility.

       OPERATING EXPENSES. Selling expenses of $36.5 million for the year ended December 31, 2003 were $1.9 million higher than in the corresponding period in 2002 principally due to the inclusion of the operating results of M&D Industries for two additional months in 2003 and the continued development of our specialty sales effort. Selling expenses, as a percentage of net sales, increased from 9.0% to 9.1%.

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

         INTEREST EXPENSE, NET. Interest expense, net, of $26.4 million for the year ended December 31, 2003 was $4.6 million higher than for the year ended December 31, 2002 and reflects the impact of higher average borrowings and a higher average effective interest rate (8.8% in 2003 versus 7.2% in 2002). We incurred a higher average effective interest rate in 2003 as a result of the amortization of the original issue discount and the 2% LIBOR floor required by our Second Amended and Restated Credit and Guaranty Agreement dated December 20, 2002.

         GAIN ON SALE OF AVAILABLE-FOR-SALE SECURITIES. During the year ended December 31, 2003, we sold shares of common stock of a customer which we received in connection with the customer's reorganization in bankruptcy. We received net proceeds of $2.0 million and recognized a gain of $1.5 million.

         INCOME TAXES. Income taxes for the years ended December 31, 2003 and 2002 were provided for at consolidated effective income tax rates of 36.8% and 39.5%, respectively. Our effective income tax rates exceed the federal statutory income tax rate primarily due to state income taxes, partially offset, for the year ended December 31, 2003, by the benefit of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Capital Structure

         Our senior secured credit facility contains financial covenants and maintenance tests, including a minimum interest coverage test and a maximum total leverage test, and restrictive covenants, including restrictions on our ability to make capital expenditures or pay dividends. The senior secured credit facility is secured by substantially all of our assets and the assets of some of our subsidiaries, and by a pledge of all of our domestic subsidiaries' capital stock and a portion of our wholly owned foreign subsidiaries' capital stock.

         The Company's term loan provides for amortization (in quarterly installments) of 1.0% per annum through June 30, 2010, and will then amortize in equal quarterly payments through June 30, 2012. The term loan bears interest, at the option of the Company, at the index rate plus 1.75% per annum or at LIBOR plus 2.75% per annum. At December 31, 2004, the term loan balance was $204.0 million, with a floating interest rate of 4.72%. To hedge the risk associated with fluctuations in interest rates, the Company entered into two interest rate swap transactions with a financial institution during 2004, for an initial aggregate notional amount of $17.4 million, increasing over three years to $62.6 million.

         Revolving loans under the senior credit facility expire on April 30, 2010 and bear interest, at the option of the Company, at the index rate plus, based on performance, a margin ranging from 0.75% to 1.50% per annum, or at LIBOR plus, based on performance, a margin ranging from 1.75% to 2.50% per annum. At December 31, 2004, the Company had borrowings under the revolver totaling $2.0 million at a floating interest rate of 6.75%. Standby letters of credit totaling $7.3 million were outstanding and the Company had borrowing capacity of $40.7 million under the terms of the revolver at December 31, 2004.

         On April 30, 2004, in connection with the Transactions, a term loan of $147.7 million under the then existing senior secured credit facility was repaid and all commitments under that facility were terminated.

         At December 31, 2004, we have a 400,000 Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate plus 0.6% and expires on June 30, 2005, a 1.0 million British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on May 31, 2005, and a $1.0 million revolving credit facility which bears interest at LIBOR plus 1.0% and expires on December 31, 2005. No borrowings were outstanding under these revolving credit facilities at December 31, 2004. We expect to renew these revolving credit facilities upon expiration.

         Long-term borrowings at December 31, 2004 include a mortgage note with the New York State Job Development Authority of $8.5 million which requires monthly payments based on a 180-month amortization period with a balloon payment upon maturity in January 2010. The mortgage note bears interest at the rate of 3.41%, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority's confidential internal protocols. The mortgage note is collateralized by a distribution facility located in Chester, New York. On April 30, 2004, in connection with the Transactions, a first lien mortgage note of $8.5 million was paid in full. The mortgage note bore interest at LIBOR plus 2.75%. However, we utilized an interest rate swap agreement to effectively fix the loan rate at 8.40% for the term of the loan. The related interest rate swap agreement was terminated on April 30, 2004 in connection with the Transactions at a cost of $0.7 million.

         In connection with the Transactions on April 30, 2004, the Company redeemed all outstanding shares of Series A Redeemable Convertible Preferred Stock at a redemption price per share equal to $182,000 in cash, together with accrued and unpaid dividends.

         Our senior subordinated notes, totaling $175 million, were sold to the initial purchasers by the Company in the Note Offering. In connection with the Note Offering, the Company entered into a Registration Rights Agreement, which granted holders of the new notes certain exchange and registration rights. In August 2004, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 offering to exchange registered notes for the notes issued in connection with the Note Offering. The terms of the notes and the exchange notes are substantially identical. The exchange was completed in October 2004. The senior subordinated notes due 2014 bear interest at a rate of 8.75% per annum. Interest is payable semi-annually on May 1 and November 1 of each year.

         We have entered into various capital leases for machinery and equipment with implicit interest rates ranging from 7.70% to 8.80% which extend to 2007.

         The Company has several non-cancelable operating leases principally for office, distribution and manufacturing facilities, showrooms and warehouse equipment. These leases expire on various dates through 2017 and generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance costs. Rent expense for the years ended December 31, 2004, 2003 and 2002 totaled $11.4 million, $13.2 million and $12.7 million, respectively. The minimum lease payments currently required under non-cancelable operating leases for the year ended December 31, 2005 approximated $12.3 million.

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

         We expect that cash generated from operating activities and availability under our senior secured credit facility will be our principal sources of liquidity. Based on our current level of operations, we believe our cash flow from operations and available cash and available borrowings under our senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to repay our indebtedness, including the notes, or to fund our other liquidity needs.

Cash Flow Data - Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

         Net cash provided by operating activities during the years ended December 31, 2004 and 2003, totaled $34.2 million and $42.1 million, respectively. Net cash flow provided by operating activities before changes in operating assets and liabilities for the years ended December 31, 2004 and 2003, was $40.7 million and $42.1 million, respectively. Changes in operating assets and liabilities for the year ended December 31, 2004 resulted in the use of cash of $6.5 million.

         During the year ended December 31, 2004, net cash used in investing activities of $540.7 million included payments of $530.0 million to consummate the Transactions on April 30, 2004 and $11.4 million of additional investments principally in distribution and manufacturing equipment, partially offset by proceeds from the sales of equipment and available-for-sale securities. Net cash used in investing activities during the year ended December 31, 2003 of $10.3 million consisted of additional investments in distribution and manufacturing equipment and other assets partially offset by proceeds of $2.2 million received from both the disposal of equipment and the sale of a portion of our investment in the common stock of a customer received in connection with the customer's reorganization in bankruptcy.

         During the year ended December 31, 2004, net cash provided by financing activities of $478.8 million included proceeds totaling $368.9 million from short-term borrowings under the revolver and debt issued in connection with the Transactions, net of deferred financing costs of $13.1 million. Net cash provided by financing activities for the year ended December 31, 2004, also included a cash contribution of $139.0 million in connection with the Transactions, partially offset by scheduled payments on other long-term obligations of $2.8 million, a required prepayment of the Predecessor's term loan of $20.2 million based on the Company's excess cash flows for the year ended December 31, 2003 and debt retirement costs totaling $6.2 million paid in connection with the Transactions. During the year ended December 31, 2003, net cash used in financing activities of $4.2 million consisted of the scheduled payments on the term loan and other long-term obligations and the purchase of Common Stock from both our Chief Executive Officer and President, partially offset by proceeds from the exercise of stock options and the repayment of the notes receivable by both the Chief Executive Officer and President.

Cash Flow Data - Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

         Net cash provided by operating activities during the years ended December 31, 2003 and 2002, totaled $42.2 million and $20.3 million, respectively. Net cash flow provided by operating activities before changes in operating assets and liabilities for the years ended December 31, 2003 and 2002, was $42.1 million and $40.9 million, respectively. Changes in operating assets and liabilities for the year ended December 31, 2003 offset, principally reflecting the Company's efforts to reduce its investment in working capital. Changes in operating assets and liabilities, net of acquisition, for the year ended December 31, 2002 resulted in the use of cash of $20.6 million.

         Net cash used in investing activities during the year ended December 31, 2003 of $10.3 million consisted of additional investments in distribution and manufacturing equipment and other assets of $12.5 million partially offset by proceeds of $2.2 million received from both the disposal of equipment and the sale of a portion of our investment in the common stock of a customer received in connection with the customer's reorganization in bankruptcy. Net cash used in investing activities during the year ended December 31, 2002 of $30.7 million consisted of $13.5 million relating to the acquisition of M&D Industries, $17.7 million of capital expenditures, including $3.1 million for equipment for the new domestic distribution facility, and $0.5 million of proceeds from disposal of property and equipment.

         During the year ended December 31, 2003, net cash used in financing activities of $4.2 million consisted of the scheduled payments on the then outstanding term loan and other long-term obligations and the purchase of Common Stock from both our Chief Executive Officer and President, partially offset by proceeds from the exercise of stock options and the repayment of the notes receivable by both the Chief Executive Officer and President. During 2002, net cash provided by financing activities of $11.4 million consisted of net proceeds from the then outstanding term loan of $164.0 million, which were used to repay our AXEL term loan and revolver borrowings at the closing date and to pay certain fees and expenses associated with the refinancing, scheduled payments of other long-term obligations totaling $3.1 million and loans to officers under notes totaling $0.2 million.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

       Our contractual obligations at December 31, 2004 are summarized by the year in which the payments are due in the following table (dollars in thousands):

                                                                                                                     More than
                                         Total          2005          2006           2007       2008        2009      5 years
                                         -----          ----          ----           ----       ----        ----      -------
Long-term debt obligations (a) ....    $ 387,429      $  2,627      $  2,619      $  2,619    $  2,619    $  2,619    $374,326
Capital lease obligations (a) .....          371           180           146            45
Operating lease obligations (b) ...       61,999        11,502         9,713         7,841       5,187       5,050      22,706

Minimum royalty obligations (b) ...       10,836         2,707         3,517         2,324       1,889         399
                                       ---------      --------      --------      --------    --------    --------    --------
    Total contractual obligations .    $ 460,635      $ 17,016      $ 15,995      $ 12,829    $  9,695    $  8,068    $397,032
                                       =========      ========      ========      ========    ========    ========    ========

         (a) See Note 6 to our 2004 Consolidated Financial Statements which are included in this report beginning on page F-2.

         (b) See Note 15 to our 2004 Consolidated Financial Statements which are included in this report beginning on page F-2.

         At December 31, 2004 there were no non-cancelable purchase orders related to capital expenditures.

         At December 31, 2004, borrowings under our Revolver were $2.0 million. Standby letters of credit totaling $7.1 million were outstanding at December 31, 2004. See Note 5 to our 2004 Consolidated Financial Statements which are included in this report beginning on page F-2.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

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

Doubtful Accounts

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including consideration of our history of receivable write-offs, the level of past due accounts and the economic status of our customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

         In connection with the Transactions in April 2004, the purchase price has been allocated based upon preliminary estimates of the fair value of net assets acquired at the date of the Transactions. The final allocations will be based on independent valuations that have not yet been completed and will be subject to change when the valuations are completed during the second quarter of 2005. The Company does not expect the final allocation to be significantly different from the preliminary estimates currently reflected in the Successor consolidated financial statements

LEGAL PROCEEDINGS

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs", an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4. Adoption of SFAS No. 151 is required by the year beginning January 1, 2006. We plan to adopt SFAS No. 151 no later than that date. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. While SFAS No. 151 enhances ARB 43 and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), the statement also removes inconsistencies between ARB 43 and International Accounting Standard No. 2 and amends ARB 43 to clarify that abnormal amounts of costs should be recognized as period costs. Under some circumstances, according to ARB 43, the above listed costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires these items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" and requires allocation of fixed production overheads to the costs of conversion. This statement will apply to our businesses if they become subject to "abnormal costs" as defined in SFAS No.
151. We are currently evaluating the impact, if any, that adoption of SFAS No. 151 will have on our consolidated statement of income and consolidated balance sheet.

         Effective May 1, 2004, the Successor adopted the fair-value-based method of accounting for stock options and the expense recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. In December 2004, the FASB issued SFAS 123R, Share-Based Payment (Revised 2004), which requires companies to recognize in the income statement the fair value of all employee share-based payments, including grants of employee stock options as well as compensatory employee stock purchase plans, for interim periods beginning after June 15, 2005 and will become effective for the Company for the quarter ending September 30, 2005. Although the Company has not determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R including the valuation methods and support for the assumptions that underlie the valuation of the awards, as well as the transition methods (the modified prospective transition method or the modified retrospective transition method). Under the "modified prospective" method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The "modified retrospective" method includes the requirements of the modified prospective method but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim period of the year of adoption.

         On December 21, 2004, the FASB issued FASB Staff Position ("FSP") 109-1 and 109-2. FSP 109-1 provides guidance on the application of SFAS No. 109, "Accounting for Income Taxes", with regard to the tax deduction on qualified production activities provision within H.R. 4520 The American Jobs Creation Act of 2004 (Act) that was enacted on October 22, 2004. FSP 109-2 provides guidance on a special one-time dividends received deduction on the repatriation of certain foreign earnings to qualifying U.S. taxpayers. The Act contains numerous provisions related to corporate and international taxation including repeal of the Extraterritorial Income (ETI) regime, creation of a new Domestic Production Activities (DPA) deduction and a temporary dividends received deduction related to repatriation of foreign earnings. The Act contains various effective dates and transition periods related to its provisions. Under the guidance provided in FSP 109-1 the new DPA deduction will be treated as a "special deduction" as described in SFAS No. 109. As such, the special deduction has no effect on the Company's deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our income tax return. The repeal of ETI and its replacement with a DPA deduction were not in effect in 2004 and therefore, did not have an affect on our income tax provision for the year ended December 31, 2004. We do not expect the net effect of the phase-out of the ETI deduction and phase-in of the new DPA deduction to result in a material impact on our effective income tax rate in 2005. In FSP 109-2, the Financial Accounting Standards Board acknowledged that, due to the proximity of the Act's enactment date to many companies' year-ends and the fact that numerous provisions within the Act are complex and pending further regulatory guidance, many companies may not be in a position to assess the impacts of the Act on their plans for repatriation or reinvestment of foreign earnings. Therefore, the FSP provided companies with a practical exception to the permanent reinvestment standards of SFAS No. 109 and APB No. 23 by providing additional time to determine the amount of earnings, if any, that they intend to repatriate under the Act's provisions. We are not yet in a position to decide whether, and to what extent, we might repatriate foreign earnings to the U.S. Therefore, under the guidance provided in FSP 109-2, no deferred tax liability has been recorded in connection with the repatriation provisions of the Act. We are currently analyzing the impact of the temporary dividends received deduction provisions contained in the Act.

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

QUARTERLY RESULTS (UNAUDITED)

         Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines and customer base and increased promotional activities, the impact of seasonality on our quarterly results of operations in recent years has been limited. Promotional activities, including special dating terms, particularly with respect to Halloween and Christmas products sold in the third quarter, and the introduction of our new everyday products and designs during the fourth quarter result in higher accounts receivables and inventory balances and higher interest costs to support these balances. The following table sets forth our historical net sales, gross profit, income (loss) from operations and net income (loss), by quarter, for 2004 and 2003.

                                                                  FOR THE THREE MONTHS ENDED,
                                               ---------------------------------------------------------------
                                               MARCH 31,     JUNE 30,       SEPTEMBER 30,         DECEMBER 31,
                                               ---------     --------       -------------         ------------
                                                                 (DOLLARS IN THOUSANDS)
     2004
     Net sales..............................   $100,525      $ 96,316         $ 97,834              $104,541
     Gross profit...........................     34,444        30,726           31,744                35,845
     Income (loss) from operations..........     14,580        (1,298) (a)      12,270                15,854
     Net income (loss)......................      4,939        (5,127) (a)       2,815                 5,047

     2003

     Net sales..............................   $ 99,844      $100,996         $103,220              $ 98,756
     Gross profit...........................     32,875        32,046           34,978                33,792
     Income from operations.................     12,374 (b)    11,016 (b)(c)    14,378 (b)(c)         14,493
     Net income.............................      3,462 (b)     2,706 (b)(c)     5,226 (b)(c)(d)       5,769 (d)

         (a) In connection with the Transactions in April 2004, we recorded non-recurring expenses of $11.8 million comprised of $6.2 million of debt retirement costs and the write-off of $5.6 million of deferred financing costs associated with the repayment of debt in connection with the Transactions.

         (b) We incurred restructuring charges of $0.3 million, $0.5 million, and $0.2 million during the first, second, and third quarters of 2003, respectively. These charges resulted from the consolidation of certain domestic and foreign distribution operations, in addition to the integration of M&D Industries.

         (c) During the second quarter of 2003, a customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and, as a result, approximately $1.6 million and $0.2 million were charged to the provision for doubtful accounts during the second and third quarters of 2003, respectively. This customer accounted for approximately 2.1% of our net sales for the year ended December 31, 2003.

         (d) We recognized gains of $1.0 million and $0.5 million during the third and fourth quarter of 2003, respectively, from the sale of shares of common stock of a customer which we had received in connection with the customer's reorganization in bankruptcy.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we utilize interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the years ended December 31, 2004, 2003 and 2002, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes would have decreased, by $3.3 million, $2.1 million and $3.4 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

         Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $1.9 million, $1.7 million and $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the consolidated financial statements and supplementary data listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. There were no material changes to the Company's internal controls over financial reporting during the fourth quarter of 2004.

ITEM 9B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Set forth below are the names, ages and positions with the Company of the persons who are serving as directors and executive officers of the Company at March 25, 2005.

         NAME                       AGE           POSITION
Gerald C. Rittenberg.................53       Chief Executive Officer and Director
James M. Harrison....................53       President, Chief Operating Officer and Director
Michael A. Correale..................47       Chief Financial Officer
Robert J. Small   ...................38       Chairman of the Board of Directors
Michael F. Cronin....................51       Director
Jordan A. Kahn  .....................63       Director
Kevin M. Hayes  .....................36       Director
Richard K. Lubin.....................58       Director
John R. Ranell  .....................58       Director

         Gerald C. Rittenberg became our Chief Executive Officer in December 1997. From May 1997 until December 1997, Mr. Rittenberg served as acting Chairman of the Board. Prior to that time, Mr. Rittenberg served as the President of Amscan Inc., from April 1996 to October 1996, and as our President from the time of our formation in October 1996.

         James M. Harrison became our President in December 1997 and our Chief Operating Officer in March 2002. From February 1997 to March 2002, Mr. Harrison also served as our Chief Financial Officer and Treasurer. From February 1997 to December 1997, Mr. Harrison served as our Secretary. Prior to that time, Mr. Harrison served as the Chief Financial Officer of Amscan Inc., from August 1996 to February 1997.

         Michael A. Correale became our Chief Financial Officer in March 2002. Prior to that time, Mr. Correale served as our Vice President -- Finance, from May 1997 to March 2002.

         Robert J. Small became one of our directors upon the consummation of the Transactions. Mr. Small has been a Managing Director since January 2000. Mr. Small is also a director of Hexcel Corporation.

         Michael F. Cronin became one of our directors upon the consummation of the Transactions. From 1991 to the present, Mr. Cronin has served as Managing Partner of Weston Presidio, a management company for several venture capital limited liability partnerships. Mr. Cronin also serves as a Director of Nebraska Books, Inc., Tekni-Plex, Inc., Tweeter Home Entertainment Group, Inc. and several privately held companies.

         Kevin M. Hayes became one of our directors upon the consummation of the Transactions. Mr. Hayes is a General Partner of Weston Presidio and has served in that position since 2000. From 1996 to 1999, he was a Principal at Weston Presidio. Mr. Hayes is also a director of Associated Materials Incorporated.

         Jordan A. Kahn became a director on January 20, 2005. Mr. Kahn is the founder and Chairman of the Board of Directors of The Holmes' Group and has served as President and Chief Executive Officer since Holmes' organization in 1982. Since 1968, Mr. Kahn has also been President of Jordan Kahn Co., Inc. a manufacturer's representative representing small electric personal appliance manufacturers to retailers across the Northeast.

         Richard K. Lubin became one of our directors upon the consummation of the Transactions. Mr. Lubin is a Managing Director of Berkshire Partners LLC, which he co-founded in 1986. He has been a director of many of Berkshire Partners' manufacturing, retailing and transportation investments, and is a director of U.S. Can Corporation and The Holmes' Group.

         John R. Ranelli became a director on January 20, 2005. Mr. Ranelli is the Chairman of the Board and Chief Executive Officer of FGX, a brand leader in sunglasses and reading glasses. Mr Ranelli is also a Director of Deckers

Outdoor Corporation

Board of Directors

         The Board of Directors is led by Robert J. Small, a Non-Executive Chairman of the Board, and is comprised of five additional non-employee directors and two employee directors. The Board of Directors has determined that Jordan A. Kahn and John Ranelli are independent directors, as used in Item 7(d)(iv) of Schedule 14A under the Securities Exchange Act.

         The Board of Directors holds regularly scheduled meetings each quarter. In addition to the quarterly meetings, there are typically other regularly scheduled meetings and several special meetings annually. At each quarterly meeting, time is set aside for the non-management directors to meet without management present.

Audit Committee

         The Audit Committee of the Board of Directors consists of Robert J. Small, Chairman, Michael F. Cronin and James M. Harrison. The Audit Committee is responsible for evaluating and recommending independent auditors, reviewing with the independent auditors the scope and results of the audit engagement and establishing and monitoring the Company's financial policies and control procedures. The Audit Committee holds regularly scheduled meetings each quarter. In addition to the quarterly meetings, there are typically other regularly scheduled meetings and several special meetings each year.

         As required by SEC rules, the Audit Committee has established procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, as well as the confidential and anonymous submission of information, written or oral, by Company employees regarding questionable accounting or auditing matters.

         The Board of Directors has determined Mr. Harrison has the requisite financial knowledge and experience and qualifies as an "audit committee financial expert" within the meaning of SEC regulations. Because of his role as an executive officer of the Company, Mr. Harrison is not "independent" within the meaning of SEC regulations.

Compensation Committee

         The Compensation Committee of the Board of Directors consists of Richard K. Lubin, Chairman, Kevin M. Hayes and Gerald C. Rittenberg. The Compensation Committee is responsible for setting and administering the Company's policies that govern executive compensation and for establishing the compensation of the Company's executive officers. The Compensation Committee is also responsible for the administration of, and grants under, the Company's equity incentive plan.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the compensation earned for the past three years by the Company's Chief Executive Officer and all other executive officers of the Company as of December 31, 2004 whose aggregate salary and bonus for 2004 exceeded $100,000. The amounts shown include compensation for services in all capacities that were provided to the Company or its subsidiaries. Amounts shown were paid by the Company's principal subsidiary, Amscan Inc.

                                                                       Long-Term Compensation
                                                                      No. of  Securities Under-          All Other
Name and Principal Position       Year      Salary       Bonus (a)      lying Options Granted         Compensation (b)
---------------------------       ----      ------       ---------      ---------------------         ----------------
Gerald C. Rittenberg              2004     $500,000       $330,000                                         $9,139
  Chief Executive Officer         2003      500,000        766,263            25(c)                        $7,694
                                  2002      325,328        722,000                                          9,115

James M. Harrison                 2004     $450,000       $297,000                                         $9,139
  President and Chief             2003      450,000        689,058            25(c)                         7,694
  Operating Officer               2002      303,188        649,000                                          9,115

James F. Flanagan (d)             2004     $250,000                                                        $9,139
  Executive Vice President        2003     $250,000       $150,000                                          7,694
                                  2002      250,000        150,000            2.5(c)                        3,615

Michael A. Correale               2004     $195,000        $70,000                                         $8,589
  Chief Financial Officer         2003     $193,269        $75,000              4(c)                       $7,544
                                  2002      183,100         75,000                                          9,115


(a) Represents amounts earned with respect to the years indicated, whether paid or accrued.

(b) Represents contributions by the Company under a profit sharing and savings plan, as well as insurance premiums paid by the Company with respect to term life insurance for the benefit of the named executive officer.

(c) Represents options granted to named executive officer.

(d) Mr. Flanagan resigned his position with the Company in January 2005.



OPTION GRANTS TABLE

         The following table sets forth information concerning rollover options which were granted during 2004 to the executive officers named in the Summary Compensation Table. Information with respect to options relates to options on the Company Common Stock at December 31, 2004.

                                                                                              POTENTIAL REALIZABLE VALUE AT
                   NUMBER OF         % OF                                                        ASSUMED ANNUAL RATES OF
                  SECURITIES      TOTAL OPTIONS                  MARKET                        STOCK PRICE APPRECIATION FOR
                  UNDERLYING       GRANTED TO                   PRICE AT                             OPTION TERM
                   OPTIONS        EMPLOYEES IN     EXERCISE      DATE OF      EXPIRATION             -----------
    NAME         GRANTED (1)       FISCAL YEAR       PRICE      GRANT (2)        DATE            5%               10%
    ----         -----------       -----------       -----      ---------        ----            --               ---
    Gerald C.
      Rittenberg      65.455           67%           $2,500       $10,000       April 30,        $902,559    $1,534,103
                                                                                  2014

    James M.
      Harrison        32.727           33%           $2,500       $10,000       April 30,        $451,272    $  767,040
                                                                                  2014

(1) In connection with the Transactions, all unvested options granted prior to the Transactions vested immediately on April 30, 2004 and, except for those held by the Chief Executive Officer and the President all were exercised. The Chief Executive Officer and the President exchanged vested options to purchase 5.607 and 2.804 shares of Amscan Common Stock, with intrinsic values of $600,000 and $300,000, respectively, for vested options to purchase 65.455 and 32.727 shares of AAH Holdings Common Stock, under the new equity incentive plan (the "Rollover Options") with intrinsic values of $492,000 and $245,000 and estimated fair values of $590,000 and $290,000, respectively.

(2) Assumes a fair market value of the Common Stock underlying the rollover options of $10,000, based on the value of Company Common Stock at April 30, 2004. The rollover options are fully vested and expire on April 30, 2014.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                                Predecessor Shares
Name                           Acquired on Exercise          Value Realized
----                           --------------------          --------------
Gerald C. Rittenberg                 41.648                    $2,581,336

James M. Harrison                    41.268                    $2,589,645

Michael A. Correale                   6.570                      $406,972

James F. Flanagan                     5.000                      $147,500

In connection with the Transactions, all unvested options granted prior to the Transactions vested immediately on April 30, 2004 and, with the exception of
5.607 and 2.804 options held by Messrs. Rittenberg and Harrison, respectively, all options were exercised.

FISCAL 2004 YEAR END OPTION VALUES

                                     Number of Securities               Value of Unexercised In the Money
                              Underlying Unexercised Options               Options at Fiscal Year End
                              ------------------------------           -----------------------------------

Name                            Exercisable        Unexercisable       Exercisable           Unexercisable
----                            -----------        -------------       -----------           -------------
Gerald C. Rittenberg              65.455              -                  $492,000              $      -

James M. Harrison                 32.727              -                   245,000                     -

         The value of unexercised in the money options is based on the value of Company Common Stock of $10,000 per share at December 31, 2004.

EMPLOYMENT ARRANGEMENTS

         Employment Agreement with Gerald C. Rittenberg. Gerald C. Rittenberg entered into an employment agreement with us, dated June 19, 2003, which is referred to as the Rittenberg Employment Agreement, pursuant to which Mr. Rittenberg serves as our Chief Executive Officer for a term expiring December 31, 2005. This term will be extended automatically for successive additional one-year periods, unless either we give Mr. Rittenberg, or Mr. Rittenberg gives us written notice of the intention not to extend the term. Such notices must be given no less than twelve months prior to the end of the term then in effect. During 2004, Mr. Rittenberg received an annual base salary of $500,000, which will increase by 5% annually for the term of the Rittenberg Employment Agreement. Mr. Rittenberg will be eligible for an annual bonus for each calendar year if certain operational and financial targets are attained as determined by both our compensation committee and board of directors in consultation with Mr. Rittenberg. A discretionary bonus may be awarded in the sole discretion of our board of directors. The Rittenberg Employment Agreement also provides for other customary benefits including incentive, savings and retirement plans, paid vacation, health care and life insurance plans and expense reimbursement.

         Under the Rittenberg Employment Agreement, if we terminate Mr. Rittenberg's employment other than for cause, death or disability, we would be obligated to pay Mr. Rittenberg a lump sum cash payment in an amount equal to the sum of (1) accrued unpaid salary, earned but unpaid bonus for any prior year, any deferred compensation and accrued but unpaid vacation pay, collectively referred to as Accrued Obligations, plus (2) severance pay equal to his annual base salary, provided, however, that in connection with a termination by us other than for cause or due to his death or disability, such severance pay will be equal to Mr. Rittenberg's annual base salary multiplied by the number of years we elect as the Restriction Period (as defined below). Upon termination of Mr. Rittenberg's employment by us for cause, death or disability or if he terminates his employment, Mr. Rittenberg will be entitled to his unpaid Accrued Obligations. Additionally, upon termination of Mr. Rittenberg's employment during the current term or any additional term (1) by us other than for cause, (2) by reason of his death or disability or (3) if the current term or any additional term is not renewed at its expiration (other than for cause), the Rittenberg Employment Agreement provides for payment of a prorated portion of the bonus to which Mr. Rittenberg would otherwise have been entitled.

         The Rittenberg Employment Agreement also provides that during his current term, any additional term and during the three-year period following any termination of his employment, referred to as the Restriction Period, Mr. Rittenberg will not participate in or permit his name to be used or become associated with any person or entity that is or intends to be engaged in any business that is in competition with our business, or any of our subsidiaries or controlled affiliates, in any country in which we or any of our subsidiaries or controlled affiliates operate, compete or are engaged in such business or at such time intend to so operate, compete or become engaged in such business. However, if we terminate Mr. Rittenberg's employment other than for cause or due to his death or disability, the Restriction Period will be instead a one, two or three-year period at our election. If all, or substantially all, of our stock or assets is sold or otherwise disposed of to a third party not affiliated with us and Mr. Rittenberg is not offered employment on substantially similar terms by us or by one of our continuing affiliates immediately thereafter, then for all purposes of the Rittenberg Employment Agreement, Mr. Rittenberg's employment shall be deemed to have been terminated by us other than for cause effective as of the date of such sale or disposition, provided, however, that we shall have no obligations to Mr. Rittenberg if he is hired or offered employment on substantially similar terms by the purchaser of our stock or assets. The Rittenberg Employment Agreement also provides for certain other restrictions during the Restriction Period in connection with (a) the solicitation of persons or entities with whom we have business relationships and (b) inducing any of our employees to terminate their employment or offering employment to such persons, in each case subject to certain conditions.

         Employment Agreement with James M. Harrison. James M. Harrison entered into an employment agreement with us, dated June 19, 2003, which is referred to as the Harrison Employment Agreement, pursuant to which Mr. Harrison serves as our President for a term expiring December 31, 2005. During 2004, Mr. Harrison received an annual base salary of $450,000, which will increase by 5% annually during the term of the Harrison Employment Agreement. The Harrison Employment Agreement contains provisions for additional renewal terms, salary increases during additional terms, non-discretionary and discretionary bonus payments, severance, other benefits, definitions of cause and disability, and provisions for non-competition and non-solicitation similar to those in the Rittenberg Employment Agreement.

         Employment Agreement with James F. Flanagan. James F. Flanagan entered into an employment agreement with us, dated January 1, 2002, which is referred to as the Flanagan Employment Agreement, pursuant to which Mr. Flanagan served as our Executive Vice President through December 31, 2004. For the term of the agreement, Mr. Flanagan received an annual salary of $250,000. The Flanagan Employment Agreement contained provisions for additional renewal terms, severance and other benefits, and definitions of cause and disability. The Flanagan Employment Agreement also provided that upon termination of employment he may not, for a period of one year, be employed by, or associated in any manner with, any business that is in competition with us. In January 2005, Mr. Flanagan resigned his position with the Company.

2004 Equity Incentive Plan

         Following the consummation of the Transactions, the Company adopted the AAH Holdings Corporation 2004 Equity Incentive Plan (the "Equity Incentive Plan") under which the Company may grant incentive awards in the form of options to purchase shares of Company Common Stock ("Company Stock Options") and shares of restricted and unrestricted Company Common Stock to certain directors, officers, employees and consultants ("Participants") of the Company and its affiliates. A committee of the Company's board of directors (the "Committee"), or the board itself in the absence of a Committee, is authorized to make grants and various other decisions under the Equity Incentive Plan. Unless otherwise determined by the Committee, any Participant granted an award under the Equity Incentive Plan must become a party to, and agree to be bound by, the Stockholders' Agreement.

         Company Stock Option awards under the Equity Incentive Plan reserved and available for grant total 1,702.9316 and may include incentive stock options, nonqualified stock options, or both types of Company Stock Options. Company Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the

Committee, have a term of ten years. Upon a Participant's death or when the Participant's employment with the Company or the applicable affiliate of the Company is terminated for any reason, such Participant's previously unvested Company Stock Options are forfeited and the Participant or his or her legal representative may, within 60 days (if termination of employment is for any reason other than death) or 90 days (in the case of the Participant's death), exercise any previously time- vested Company Stock Options and in the case of performance based Options, within 30 days following the date value determined as specified by the Board in the Option agreement evidencing the grant of such Options.

         Unless otherwise provided in the related award agreement or, if applicable, the Stockholders' Agreement, immediately prior to certain change of control transactions described in the Equity Incentive Plan, all outstanding Company Stock Options will, subject to certain limitations, become fully exercisable and vested and any restrictions and deferral limitations applicable to any restricted stock awards will lapse.

         The Equity Incentive Plan will terminate ten years after its effective date; however, awards outstanding as of such date will not be affected or impaired by such termination. The Company's board of directors and the Committee has authority to amend the Equity Incentive Plan and awards granted thereunder, subject to the terms of the Equity Incentive Plan.

COMPENSATION OF DIRECTORS

         During 2004, the Company did not compensate its directors other than for expense reimbursement. The Company has agreed to pay its independent directors an annual fee, for 2005, of $20,000 and fees of $1,500 and $2,500 for regular and special meetings of the Board.

STOCK PERFORMANCE GRAPH

         The Company's Common Stock has not traded publicly during the past five years. For this reason a graph indicating the relative performance of the Company Common Stock price to other standard measures has not been included since it would provide no meaningful information.

COMPENSATION COMMITTEE POLICIES

         During 2004, the compensation of executive officers of the Company, with the exception of Mr. Correale, was paid pursuant to the terms of existing employment agreements. The compensation paid to Mr. Correale was based on competitive salaries observed within the labor market.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         To the knowledge of the Company, no relationship of the type described in Item 402(j)(3) of Regulation S-K existed during 2004 with respect to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         On April 30, 2004, upon completion of the Transactions, we became a wholly-owned subsidiary of AAH Holdings. At such time, a group of investors comprised of certain affiliated funds of Berkshire Partners LLC and Weston Presidio, together with employee stockholders owned substantially all of the outstanding stock of our parent, AAH Holdings.

         As of December 31, 2004, the issued and outstanding capital stock of AAH Holdings consisted of 13,962.38 shares of common stock, par value $.01 per share. The number of shares of AAH Holdings common stock outstanding used in calculating the percentage for each listed person includes the shares of AAH Holdings common stock underlying the options beneficially owned by that person that are exercisable within 60 days following December 31, 2004. The stockholders agreement of AAH Holdings governs the stockholders' exercise of their voting rights with respect to the election of directors and other material events. See "Certain Relationships and Related Party Transactions -- Arrangement with Our Investors."

         The following table sets forth information with respect to the beneficial ownership of AAH Holdings common stock as of March 25, 2005 (i) by each person known by us to own beneficially more than 5% of such class of securities, (ii) by each director and named executive officer and (iii) by all directors and executive officers as a group. Unless otherwise noted, to our knowledge, each of such stockholders has sole voting and investment power as to the shares shown.

                                                       SHARES OF COMPANY              PERCENTAGE
                                                          COMMON STOCK                 OF CLASS
NAME OF BENEFICIAL OWNER                               BENEFICIALLY OWNED             OUTSTANDING
------------------------                               ------------------             -----------
Berkshire Partners LLC (1)...........................       9,060.3150                     64.9 %
Weston Presidio (2)..................................       4,530.1576                     32.5 %
Michael A. Correale++................................           7.6000                       *
Michael F. Cronin (3)+ ..............................       4,530.1576                     32.5 %
James M. Harrison (4)+, ++ ..........................          82.7270                       *
Kevin M. Hayes (3)+ .................................       4,530.1576                     32.5 %
Richard K. Lubin (5)+ ...............................       9,060.3151                     64.9 %
Gerald C. Rittenberg (6)+, ++ .......................         165.4550                      1.2 %
Robert J. Small (5)+.................................       9,060.3151                     64.9 %
All directors and executive officers
     as a group (9 persons)..........................      13,748.0720                      98.5%

*    Less than 1%
+    Director
++   Named Executive Officer

(1) Consists of (i) 4,118.3209 shares of common stock owned by Berkshire Fund V, Limited Partnership, (ii) 4,486.9942 shares of common stock owned by Berkshire Fund VI, Limited Partnership and (iii) 454.9999 shares of common stock owned by Berkshire Investors LLC. The address of Berkshire Partners LLC is One Boston Place, Suite 3300, Boston, Massachusetts 02108.

(2) Consists of (i) 4,459.5663 shares of common stock owned by Weston Presidio Capital IV, L.P. and (ii) 70.5913 shares of common stock owned by WPC Entrepreneur Fund II, L.P. The address of Weston Presidio is 200 Clarendon Street, 50th Floor, Boston, Massachusetts 02116.

(3) Mr. Cronin is a Managing Partner of Weston Presidio and Mr. Hayes is a General Partner of Weston Presidio. Mr. Cronin and Mr. Hayes each disclaims beneficial ownership of the shares held by Weston Presidio, except to the extent of his pecuniary interest therein. Their addresses are 200 Clarendon Street, 50th Floor, Boston, Massachusetts 02116.

(4) Includes 32.7270 shares which could be acquired by Mr. Harrison within 60 days upon exercise of options.

(5) Mr. Lubin and Mr. Small are Managing Directors of Berkshire Partners LLC. Mr. Lubin and Mr. Small each disclaims beneficial ownership of the shares held by Berkshire Partners LLC, except to the extent of his pecuniary interest therein. Their addresses are One Boston Place, Suite 3300, Boston, Massachusetts 02108.

(6) Includes 65.4550 shares which could be acquired by Mr. Rittenberg within 60 days upon exercise of options.

STOCKHOLDERS AGREEMENT

         As of April 30, 2004, the Company entered into a stockholders' agreement with the Principal Investors, other investors and certain employees of the Company listed as parties thereto. The following discussion summarizes the terms of the Stockholders Agreement which the Company believes are material to an investor in the debt or equity securities of the Company. The Stockholders Agreement provides, among other things, for (i) the right of the non-principal investors to participate in, and the right of the Principal Investors to require the non-principal investors to participate in, certain sales of Company Common Stock by the Principal Investors, (ii) prior to an initial public offering of the stock of the Company (as defined in the Stockholders Agreement), certain rights of the Company to purchase, and certain rights of the non-principal investors to require the Company to purchase (except in the case of termination of employment by such non-principal investors) all, but not less than all, of the shares of Company Common Stock owned by a non-principal investor upon the termination of employment or death of such non-principal investor, at prices determined in accordance with the Stockholders Agreement and (iii) certain additional restrictions on the rights of the non-principal investors to transfer shares of Company Common Stock. The Stockholders' Agreement also contains certain provisions granting the Principal Investors and the non-principal investors certain rights in connection with registrations of Company Common Stock in certain offerings and provides for indemnification and certain other rights, restrictions and obligations in connection with such registrations.

         For information concerning our equity compensation plans, see "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          GSCP received fees totaling $8,123,000 for services provided in connection with the Transactions.

          In connection with the Transactions, the Company executed a management agreement with Berkshire Partners LLC and Weston Presidio. Pursuant to the management agreement, Berkshire Partners LLC and Weston Presidio will be paid annual management fees of $833,000 and $417,000, respectively. For the eight months ended December 31, 2004, management fees to Berkshire Partners LLC and Weston Presidio were $556,000 and $277,000, respectively. At December 31, 2004, accrued management fees payable to Berkshire Partners LLC and Weston Presidio totaled $139,000 and $277,000, respectively. Although the indenture governing the 8.75% senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.

           During the four months ended April 30, 2004, the Company sold $836,000 of metallic balloons and other party goods to American Greetings Corporation, a minority stockholder from February 2002 through the date of the Transactions.

         In connection with the Transactions, Messrs. Rittenberg, Harrison, Correale and Flanagan exercised their options and realized values of $2,581,336, $2,589,645, $406,792, and $147,500, respectively.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         Fees for audit services totaled $1,130,000 and $555,000 for the fiscal years ended December 31, 2004 and 2003, respectively. These fees included the audit of the consolidated financial statements; reviews of financial statements included in the Company's Quarterly Reports on Form 10-Q; assistance with SEC filings, including comfort letters, consents and comment letters; and accounting consultations on matters addressed during the audit or interim reviews.

AUDIT-RELATED FEES

         Fees for audit-related services totaled $132,000 and $128,000 for the fiscal years ended December 31, 2004 and 2003, respectively. Such fees related to the audits of the Company's employee benefit plans; due diligence services; statutory audits incremental to the audit of the consolidated financial statements; and general assistance with implementation of the requirements of SEC rules pursuant to the Sarbanes-Oxley Act of 2002.

TAX FEES

         Fees for tax services, including tax compliance, tax advice and tax planning, totaled $44,000 and $81,000 for the fiscal years ended December 31, 2004 and 2003, respectively.

ALL OTHER FEES

         All other fees totaled $1,500 for each of the fiscal years ended December 31, 2004 and 2003, respectively, and related to a subscription to the Ernst & Young Global Accounting and Auditing Information Tool.

         The Company's Audit Committee appoints the independent registered public accounting firm and pre-approves the fee arrangements with respect to the above accounting fees and services.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (a) Documents filed as part of this report:
              1. and 2.  Financial Statements and Schedule.

                  See Index to Consolidated Financial Statements and Financial Statement Schedule which appears on page F-1 herein.

              3.  Exhibits

   Exhibit
   Number                             Description
   ------                             -----------
3(1)        Amended Articles of Incorporation of Anagram International, Inc.
            (incorporated by reference to Exhibit 3(1) to the Registrant's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
            (Commission File No. 000-21827))

3(2)        By-Laws of Anagram International, Inc. (incorporated by reference to
            Exhibit 3(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

3(3)        Articles of Incorporation of Anagram International Holdings, Inc.
            (incorporated by reference to Exhibit 3(3) to the Registrant's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
            (Commission File No. 000-21827))

3(4) By-Laws of Anagram International Holdings, Inc. (incorporated by reference to Exhibit 3(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No.
            000-21827))

3(5) Articles of Organization of Anagram International, LLC (incorporated by reference to Exhibit 3(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No.
            000-21827))

3(6) Operating Agreement of Anagram International, LLC (incorporated by reference to Exhibit 3(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No.
            000-21827))

3(7)        Certificate of Formation of Anagram Eden Prairie Property Holdings
            LLC (incorporated by reference to Exhibit 3(7) to the Registrant's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
            (Commission File No. 000-21827))

3(8)        Plan of Merger of Am-Source, Inc. into Am-Source, LLC dated February
            28, 2000 and Articles of Organization of Am-Source, LLC.
            (incorporated by reference to Exhibit 3(8) to the Registrant's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
            (Commission File No. 000-21827))

3(9)        Operating Agreement of Am-Source, LLC. (incorporated by reference to
            Exhibit 3(9) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

3(10) Certificate of Incorporation of M&D Industries, Inc. (incorporated by reference to Exhibit 3(10) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File
            No. 000-21827))

3(11)       By-Laws of M&D Industries, Inc. (incorporated by reference to
            Exhibit 3(11) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

4(1) Indenture, dated as of April 30, 2004, by and among the Company, the Guarantors named therein and The Bank of New York with respect to the 8.75% Senior Subordinated Notes due 2014. (incorporated by reference to Exhibit 4(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No.
            000-21827))

4(2) First Supplemental Indenture, dated as of June 21, 2004 by and among the Company, the Guarantors named therein and The Bank of New York with respect to the 8.75% Senior Subordinated Notes due 2014
            (incorporated by reference to Exhibit 4(2) to the Registrant's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
            (Commission File No. 000-21827))

4(3) Exchange and Registration Rights Agreement dated April 30, 2004 by and among the Company, the Guarantors named therein and Goldman, Sachs & Co. and Credit Suisse First Boston LLC. (incorporated by reference to Exhibit 4(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No.
            000-21827))

10(1) Credit and Guaranty Agreement, dated as of April 30, 2004, by and among AAH Holdings Corporation, Amscan Holdings, Inc., certain subsidiaries of Amscan Holdings, Inc., Goldman Sachs Credit
            Partners, L.P., as Joint Lead Arranger, Joint Bookrunner and
            Co-Syndication Agent, General Electric Capital Corporation, as
            Administrative Agent and Collateral Agent, and J.P. Morgan
            Securities Inc., as Joint Lead Arranger, Joint Bookrunner and
            Co-Syndication Agent. (incorporated by reference to Exhibit 10(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
            June 30, 2004 (Commission File No. 000-21827))

10(2)       Counterpart Agreement, dated as of July 16, 2004, of Anagram
            International, LLC to the Credit and Guaranty Agreement
            (incorporated by reference to Exhibit 10(2) to the Registrant's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
            (Commission File No. 000-21827))

10(3)       Purchase Agreement dated April 27, 2004 by and among AAH Holdings
            Corporation, Asmcan Holdings, Inc., the Guarantors named therein and
            Goldman, Sachs & Co. and Credit Suisse First Boston LLC.
            (incorporated by reference to Exhibit 10(3) to the Registrant's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
            (Commission File No. 000-21827))

10(4)       Stockholders' Agreement of AAH Holdings Corporation dated as of
            April 30, 2004 (incorporated by reference to Exhibit 10(4) to the
            Registrant's Quarterly Report on Form 10-Q for the quarter ended
            June 30, 2004 (Commission File No. 000-21827))

10(5)       Amendment No. 1 to the Stockholders' Agreement of AAH Holdings
            Corporation dated as of May 24, 2004 (incorporated by reference to Exhibit 10(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

10(6) 2004 Equity Incentive Plan of AAH Holdings Corporation (incorporated by reference to Exhibit 10(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File
            No. 000-21827))

10(7)       Stock Purchase Agreement, dated as of August 6, 1998, by and among
            Amscan Holdings, Inc. and certain stockholders of Anagram
            International, Inc. and certain related companies (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 8-K dated August 6, 1998 (Commission File No. 000-21827))

10(8)       Certificate of Incorporation of Amscan Holdings, Inc., dated October
            3, 1996, as amended to March 30, 2001 (incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 000-21827))

10(9) Amended By-Laws of Amscan Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form
            S-4 (Registration No. 333-45457))

10(11)      Tax Indemnification Agreement between Amscan Holdings, Inc., and
            John A. Svenningsen, dated as of December 18, 1996 (incorporated by reference to Exhibit 10(j) to the Registrant's 1996 Annual Report on
            Form 10-K (Commission File No. 000-21827))

10(12)      Tax Indemnification Agreement between Amscan Holdings, Inc.,
            Christine Svenningsen and the Estate of John A. Svenningsen, dated as of August 10, 1997 (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-4 (Registration
            No. 333-40235))

10(13) The MetLife Capital Corporation Master Lease Purchase Agreement between MetLife Capital Corporation and Amscan Inc., Deco Paper
            Products, Inc., Kookaburra USA Ltd., and Trisar, Inc., dated
            November 21, 1991, as amended (incorporated by reference to Exhibit
            10(n) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

10(14) Form of Indemnification Agreement between the Company and each of the directors of the Company (incorporated by reference to Exhibit
            10(o) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-14107))

10(15) Employment Agreement, dated as of January 1, 2002, by and among the Company and James F. Flanagan (incorporated by reference to Exhibit
            10(p) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-21827))

10(16) Employment Agreement, dated as of June 19, 2003, by and among the Company and Gerald C. Rittenberg (incorporated by reference to
            Exhibit 10(b) to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2003 (Commission File No.
            000-21827))

10(17) Employment Agreement, dated as of June 19, 2003, by and among the Company and James M. Harrison (incorporated by reference to Exhibit
            10(c) to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2003 (Commission File No. 000-21827))

10(18) Agreement and Plan of Merger, dated as of March 26, 2004, by and among Amscan Holdings, Inc., AAH Holdings Corporation and AAH
            Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated March 29, 2004
            (Commission File No. 000-21827))

10(19) Form of Support Agreement, dated as of March 26, 2004, by and among AAH Holdings Inc. and Stockholder (incorporated by reference to
            Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated
            March 29, 2004 (Commission File No. 000-21827))

10(20)      Press Release, dated as of March 29, 2004, jointly issued by Amscan
            Holdings, Inc., Berkshire Partners LLC and Weston Presidio
            (incorporated by reference to Exhibit 99.1 to the Registrant's
            Current Report on Form 8-K dated March 29, 2004 (Commission File No.
            000-21827))

12          Statement re: computation of ratio of earnings to fixed charges

14 Code of Business Conduct (incorporated by reference to Exhibit 14 to the Registrant's Current Report on Form 10-K for the year ended
            December 31, 2003 (Commission File No. 000-21827))

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

23          Consent of Ernst & Young LLP

31.1        Certification by Chief Executive Officer Pursuant to Rule 15d-14 (a)

31.2        Certification by Chief Financial Officer Pursuant to Rule 15d-14 (a)

32          Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
     SECTION 15(D) OF THE ACT BY

   REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF
                                    THE ACT.

         The Company will not send to its security holders an annual report for the year ended December 31, 2004. In April 2004, the Company sent proxy soliciting materials with respect to its annual meeting of security holders held on April 21, 2004.

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

Date:  March 31, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

             Signature                                Title                        Date
             ---------                                -----                        ----
/s/ Robert J. Small
---------------------                     Chairman of the Board of            March 31, 2005
Robert J. Small                           Directors

/s/ Michael F. Cronin
--------------------
Michael F. Cronin                         Director                            March 31, 2005

/s/ Kevin M. Hayes
--------------------
Kevin M. Hayes                            Director                            March 31, 2005

/s/ Jordan A. Kahn
--------------------
Jordan A. Kahn                            Director                            March 31, 2005

/s/ Richard K. Lubin
--------------------
Richard K. Lubin                          Director                            March 31, 2005

/s/ John R. Ranelli
--------------------
John R. Ranelli                           Director                            March 31, 2005



/s/ Gerald C. Rittenberg                  Chief Executive Officer and         March 31, 2005
------------------------                  Director
Gerald C. Rittenberg


/s/ James M. Harrison                     President, Chief Operating Officer  March 31, 2005
---------------------                     and Director
James M. Harrison

/s/ Michael A. Correale                   Chief Financial Officer             March 31, 2005
-----------------------                   (principal financial and
Michael A. Correale                       accounting officer)

                                    FORM 10-K
                           ITEM 8, ITEM 15(A) 1 AND 2

                              AMSCAN HOLDINGS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                                DECEMBER 31, 2004

                                                                                                           Page
                                                                                                           ----
    Report of Independent Registered Public Accounting Firm......................................          F-2

    Consolidated Balance Sheets at December 31, 2004 (Successor) and December 31, 2003
        (Predecessor)............................................................................          F-3

    Consolidated Statements of Operations for the Eight Months Ended December 31, 2004
        (Successor), the Four Months Ended April 30, 2004 (Predecessor), and the Years
        Ended December 31, 2003 and 2002 (Predecessor) ..........................................          F-4

    Consolidated Statements of Stockholders' Equity (Deficit) for the Eight Months Ended
        December 31, 2004 (Successor), the Four Months Ended April 30, 2004 (Predecessor),
        and the Years Ended December 31, 2003 and 2002 (Predecessor).............................          F-5

    Consolidated Statements of Cash Flows for the Eight Months Ended December 31, 2004
         (Successor), the Four Months Ended April 30, 2004 (Predecessor),
         and the Years Ended December 31, 2003 and 2002 (Predecessor)............................          F-7

    Notes to Consolidated Financial Statements...................................................          F-9



    Financial Statement Schedule for the Eight Months Ended December 31, 2004
      (Successor), the Four Months Ended April 30, 2004 (Predecessor), and the
      Years Ended December 31, 2003 and 2002 (Predecessor):

    Schedule II - Valuation and Qualifying Accounts..............................................          F-39




All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Amscan Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Amscan Holdings, Inc. as of December 31, 2004 (Successor Company) and 2003 (Predecessor Company), and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the period from May 1, 2004 through December 31, 2004 (Successor Company), the period from January 1, 2004 through April 30, 2004, and for each of the two years in the period ended December 31, 2003 (Predecessor Company). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor Company consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amscan Holdings, Inc. at December 31, 2004, and the consolidated results of its operations and its cash flows for the period from May 1, 2004 through December 31, 2004, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Predecessor Company at December 31, 2003, and the consolidated results of its operations and its cash flows for the period from January 1, 2004 through April 30, 2004, and for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

Stamford, Connecticut
March 25, 2005

                              AMSCAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                      DECEMBER 31,
                                                                                              ----------------------------
                                                                                                 2004             2003
                                                                                                 ----             ----
                                                                                              (SUCCESSOR)     (PREDECESSOR)
                                                          ASSETS

Current assets:
   Cash and cash equivalents..............................................................      $  4,252      $  31,462
   Accounts receivable, net of allowances of $2,593 and $2,825, respectively..............        83,968         75,682
   Inventories, net of allowances.........................................................        88,159         85,137
   Prepaid expenses and other current assets..............................................        15,241          9,730
                                                                                               ---------        -------
         Total current assets.............................................................       191,620        202,011
Property, plant and equipment, net........................................................        96,134         96,494
Goodwill, net.............................................................................       282,921         71,986
Tradenames................................................................................        33,500
Intangible assets, net....................................................................        23,289            333
Other assets..............................................................................        19,802         11,278
                                                                                               ---------       --------
         Total assets.....................................................................      $647,266       $382,102
                                                                                               =========       ========

                        LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND COMMON SECURITIES
                                              AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Loans and notes payable................................................................     $   2,025
   Accounts payable.......................................................................        36,842       $ 34,916
   Accrued expenses.......................................................................        20,980         20,121
   Income taxes payable...................................................................         2,594          3,178
   Current portion of long-term obligations...............................................         2,807         23,237
                                                                                               ---------       --------
         Total current liabilities........................................................        65,248         81,452
Long-term obligations, excluding current portion..........................................       384,993        272,272
Deferred income tax liabilities...........................................................        43,175         18,040
Other.....................................................................................         3,417          2,414
                                                                                               ---------       --------
         Total liabilities................................................................       496,833        374,178

Redeemable convertible preferred stock ($0.10 par value; 100 shares authorized;
         44.94 shares issued and outstanding at December 31, 2003)........................                        7,045
Redeemable common securities..............................................................         3,705          9,498

Commitments and Contingencies.............................................................

Stockholders' equity (deficit):
   Preferred Stock ($0.01 par value; 10,000.00 shares authorized; none issued and outstanding at December 31, 2004)...................................................
   Common Stock ($0.01 par value; 40,000.00 shares authorized; 13,962.38 shares issued and outstanding at December 31, 2004)........................................
   Common Stock ($0.10 par value; 3,000 shares authorized; 1,217.92 shares issued and outstanding at December 31, 2003).....................................
   Additional paid-in capital.............................................................       136,819         26,682
   Unamortized restricted Common Stock award, net.........................................                         (155)
   Notes receivable from stockholders.....................................................                         (680)
   Retained earnings (deficit)............................................................         8,564        (34,020)
   Accumulated other comprehensive income (loss)..........................................         1,345           (446)
                                                                                               ---------       --------
         Total stockholders' equity (deficit).............................................       146,728         (8,619)
                                                                                               ---------       --------
         Total liabilities, redeemable convertible preferred stock and common
           securities and stockholders' equity (deficit)..................................      $647,266       $382,102
                                                                                               =========       ========


          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                             EIGHT MONTHS ENDED   FOUR MONTHS ENDED           YEARS ENDED
                                                                DECEMBER 31,         APRIL 30,                 DECEMBER 31,
                                                                   2004                 2004                2003          2002
                                                                -----------         -------------      ----------------------------
                                                                (Successor)         (Predecessor)      (Predecessor)  (Predecessor)
Net sales .................................................      $ 265,556            $ 133,660          $ 402,816      $ 385,603
Cost of sales .............................................        178,210               88,247            269,125        252,980
                                                                 ---------            ---------          ---------      ---------
         Gross profit .....................................         87,346               45,413            133,691        132,623

Operating expenses:
Selling expenses ..........................................         23,529               12,430             36,515         34,619
General and administrative expenses .......................         21,410               10,145             31,925         32,056
Provision for doubtful accounts ...........................          1,308                  729              2,588          3,008
Art and development costs .................................          6,713                3,332              9,395         10,301
Non-recurring expenses related to the Transactions ........                              11,757
Write-off of deferred financing and IPO-related costs .....                                                                 2,261
 Restructuring charges ....................................                                                  1,007          1,663
                                                                 ---------            ---------          ---------      ---------
         Total operating expenses .........................         52,960               38,393             81,430         83,908
                                                                 ---------            ---------          ---------      ---------
         Income from operations ...........................         34,386                7,020             52,261         48,715

Interest expense, net .....................................         19,124                8,384             26,368         21,792
Undistributed loss in unconsolidated joint venture ........          1,168                   89
Gain on sales of available-for-sale securities ............                                 (47)            (1,486)
Other (income) expense, net ...............................           (286)                 (11)                52           (311)
                                                                 ---------            ---------          ---------      ---------
         Income (loss) before income taxes and minority
          interests .......................................         14,380               (1,395)            27,327         27,234

Income tax expense (benefit) ..............................          5,679                 (551)            10,065         10,757
Minority interests ........................................            137                   46                 99             12
                                                                 ---------            ---------          ---------      ---------

         Net income (loss) ................................          8,564                 (890)            17,163         16,465
         Dividend on redeemable convertible preferred stock                                 136                399            376
                                                                 ---------            ---------          ---------      ---------
         Net income (loss) applicable to common shares ....      $   8,564            $  (1,026)         $  16,764      $  16,089
                                                                 =========            =========          =========      =========



          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT),
  FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003 (PREDECESSOR), THE FOUR MONTHS
                       ENDED APRIL 30, 2004 (PREDECESSOR),
            AND THE EIGHT MONTHS ENDED SEPTEMBER 30, 2004 (SUCCESSOR)
                             (DOLLARS IN THOUSANDS)

                                                                      UNAMORTIZED
                                                                       RESTRICTED       NOTES                ACCUMULATED
                                                         ADDITIONAL     COMMON      RECEIVABLE    (DEFICIT)     OTHER
                                       COMMON    COMMON    PAID-IN   STOCK AWARDS,      FROM       RETAINED  COMPREHENSIVE
PREDECESSOR                            SHARES     STOCK    CAPITAL        NET       STOCKHOLDERS   EARNINGS       LOSS      TOTAL
-----------                            ------     -----    -------        ---       ------------   --------       ----      -----
Balance at December 31, 2001 ........ 1,133.49  $     --   $    299    $    (94)     $   (601)    $(74,016)    $ (2,893)   $(77,305)
   Net income .......................                                                               16,465                   16,465
   Net change in cumulative
       translation adjustment .......                                                                             1,304       1,304
   Change in fair value of interest
       rate swaps and foreign
       exchange contracts, net
       of taxes .....................                                                                              (996)       (996)
                                                                                                                             ------
           Comprehensive income .....                                                                                        16,773
   Grant of restricted Common
       Stock award ..................     3.00                  465        (465)                                                 --
   Issuance of Common Stock in
       connection with acquisition ..    96.78               15,000                                                          15,000
   Increase in redeemable Common
       Stock due to vesting of
       restricted Common Stock
       award ........................                          (574)                                                           (574)
   Amortization of restricted
       Common Stock awards ..........                                       236                                                 236
   Accretion of interest income .....                                                     (37)                                  (37)
   Redeemable convertible
       preferred stock dividends ....                          (376)                                                           (376)
                                      --------  --------   --------    --------      --------     --------     --------    --------
Balance at December 31, 2002 ........ 1,233.27  $     --   $ 14,814    $   (323)     $   (638)    $(57,551)    $ (2,585)   $(46,283)
                                      ========  ========   ========    ========      ========     ========     ========    ========

                                   -Continued-

                              AMSCAN HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT),
  FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003 (PREDECESSOR), THE FOUR MONTHS
                       ENDED APRIL 30, 2004 (PREDECESSOR),
            AND THE EIGHT MONTHS ENDED SEPTEMBER 30, 2004 (SUCCESSOR)
                             (DOLLARS IN THOUSANDS)


                                                               UNAMORTIZED    NOTES                  ACCUMULATED
                                                   ADDITIONAL  RESTRICTED  RECEIVABLE     RETAINED      OTHER
                                  COMMON    COMMON  PAID-IN   COMMON STOCK    FROM        EARNINGS   COMPREHENSIVE
PREDECESSOR                       SHARES     STOCK  CAPITAL    AWARDS, NET STOCKHOLDERS   (DEFICIT)     LOSS            TOTAL
-----------                       ------     -----  -------    ----------- ------------   ---------     ----            -----
Balance at December 31, 2002 ..  1,233.27   $   --  $ 14,814     $   (323)    $   (638)   $(57,551)    $ (2,585)      $(46,283)
   Net income .................                                                             17,163                      17,163
   Net change in
      cumulative
      translation
      adjustment ..............                                                                           2,161          2,161
   Change in fair
      value of
      available-for-sale
      securities,
      net of income taxes .....                                                                             949            949
   Reclassification
      adjustment for
      available-for-sale
      securities sold
      during the period,
      net of income taxes .....                                                                            (899)          (899)
   Change in fair value of
      interest rate swap
      and foreign exchange
      contracts, net of
      income taxes ............                                                                             (72)           (72)
                                                                                                                        ------
        Comprehensive income ..                                                                                         19,302
   Exercise of stock options,
      including income tax
      benefits ................      6.65                910                                                               910
   Amortization of
      restricted Common
      Stock awards ............                                       168                                                  168
   Increase in redeemable
      Common Stock due to
      exercise of stock
      options and vesting
      of restricted
      Common Stock award ......                       (1,537)                                                           (1,537)
   Decrease in redeemable
      Common Stock due to
      the expiration of
      redemption feature ......                       13,597                                 6,000                      19,597
   Decrease in redeemable
      Common Stock due to
      change in market value
      of Common Stock .........                           50                                   368                         418
   Increase in redeemable
      Common Stock due to
      employee purchases of
      Common Stock ............                         (753)                                                             (753)
   Purchase and retirement of
      redeemable Common Stock
      held by officers ........     (22.0)
   Accretion of interest income                                                    (42)                                    (42)
   Redeemable convertible
      preferred stock dividend                          (399)                                                             (399)
                                 --------   ------  --------     --------     --------    --------     --------       --------
Balance at December 31, 2003 ..  1,217.92   $   --  $ 26,682     $   (155)    $   (680)   $(34,020)    $   (446)      $ (8,619)
                                 ========   ======  ========     ========     ========    ========     ========       ========

                                  -Continued-

                              AMSCAN HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT),
  FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003 (PREDECESSOR), THE FOUR MONTHS
                       ENDED APRIL 30, 2004 (PREDECESSOR),
            AND THE EIGHT MONTHS ENDED SEPTEMBER 30, 2004 (SUCCESSOR)
                             (DOLLARS IN THOUSANDS)

                                                                     UNAMORTIZED      NOTES                  ACCUMULATED
                                                         ADDITIONAL  RESTRICTED    RECEIVABLE    RETAINED       OTHER
                                      COMMON     COMMON   PAID-IN   COMMON STOCK      FROM       EARNINGS   COMPREHENSIVE
                                      SHARES      STOCK   CAPITAL      AWARD      STOCKHOLDERS   (DEFICIT)  (LOSS) INCOME   TOTAL
                                      -------     -----   -------      -----      ------------  ---------    ------------   -----
PREDECESSOR
Balance at December 31, 2003  ......  1,217.92  $    --  $ 26,682   $    (155)    $    (680)    $ (34,020)    $    (446)   $ (8,619)
   Net loss ........................                                                                 (890)                     (890)
   Net change in cumulative
     translation adjustment ........                                                                               (673)       (673)
   Change in fair value of
     available-for-sale securities,
     net of income taxes ...........                                                                                (22)        (22)
   Reclassification adjustment for
     available-for-sale securities
     sold during the period,
     net of income taxes ...........                                                                                (28)        (28)
   Reclassification adjustment for
     interest rate swap contract
     terminated in connection with
     the Transactions, net of
     income taxes ..................                                                                                408         408
   Change in fair value of interest
     rate swap and foreign exchange
     contracts, net of income taxes                                                                                 306         306
                                                                                                                           --------
       Comprehensive loss ..........                                                                                           (899)
   Amortization of restricted
     Common Stock award ............                                       52                                                    52
   Redeemable convertible preferred
     stock dividend ................                         (136)                                                             (136)
   Repayment of note receivable from
     stockholder ...................                                                     25                                      25
   Accretion of interest income ....                                                    (14)                                    (14)
                                     ---------  -------  --------   ---------     ---------     ---------     ---------    --------
Balance at April 30, 2004 ..........  1,217.92  $    --  $ 26,546   $    (103)    $    (669)    $ (34,910)    $    (455)   $ (9,591)
                                     =========  =======  ========   =========     =========     =========     =========    ========

SUCCESSOR

   Net income ......................                                                            $   8,564                   $ 8,564
   Net change in cumulative
     translation adjustment ........                                                                              1,702       1,702
   Change in fair value of interest
     rate swaps and foreign exchange
     contracts, net of income taxes                                                                                (357)       (357)
                                                                                                                           --------
       Comprehensive income ........                                                                                          9,909
   Issuance of shares of Common
     Stock in connection with
     the Transactions .............. 13,962.38           $140,524                                                           140,524
   Reclassification of common
     securities to Redeemable
     common securities .............                       (3,705)                                                           (3,705)
                                     ---------  -------   -------   ---------     ---------     ---------     ---------    --------
Balance at December  31, 2004 ...... 13,962.38  $    --  $136,819   $      --     $      --     $   8,564     $   1,345    $146,728
                                     =========  =======  ========   =========     =========     =========     =========    ========


          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                      EIGHT MONTHS ENDED FOUR MONTHS ENDED      YEARS ENDED
                                                                      ------------------ -----------------      -----------
                                                                           DECEMBER 31,      APRIL 30,          DECEMBER 31,
                                                                           ------------      ---------          ------------
                                                                              2004             2004            2003         2002
                                                                              ----             ----            ----         ----
                                                                           (Successor)     (Predecessor)  (Predecessor)(Predecessor)
Cash flows provided by operating activities:
   Net income (loss) ....................................................  $   8,564        $    (890)       $  17,163    $  16,465
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization expense ..............................      9,519            5,296           16,119       13,962
     Amortization of deferred financing costs ...........................      1,022              709            2,131        1,202
     Amortization of restricted Common Stock awards .....................                          52              168          236
     Provision for doubtful accounts ....................................      1,308              729            2,588        3,008
     Deferred income tax expense (benefit) ..............................      3,638           (2,220)           5,231        4,869
     (Gain) loss on disposal of property, plant and equipment ...........         (4)             (35)             122         (254)
     Undistributed loss in unconsolidated joint venture .................      1,168               89
     Debt retirement costs incurred in connection with the Transactions .                       6,209
     Write-off of deferred financing costs ..............................                       5,548                         1,460
     Gain on sales of available-for-sale securities .....................                         (47)          (1,486)
     Non-cash restructuring charges .....................................                                          104
     Changes in operating assets and liabilities, net of acquisitions:
       Decrease (increase) in accounts receivable .......................      1,552          (15,247)          (3,628)      (7,934)
       (Increase) decrease in inventories ...............................     (6,594)           6,229            7,113      (15,391)
       (Increase) decrease in prepaid expenses, other current assets
         and other, net .................................................       (527)          (1,001)           2,250       (2,027)
       Increase (decrease) in accounts payable, accrued expenses
         and income taxes payable .......................................      5,116            3,991           (5,713)       4,733
                                                                           ---------        ---------        ---------    ---------
           Net cash provided by operating activities ....................     24,762            9,412           42,162       20,329

Cash flows used in investing activities:
   Cash paid to consummate the Transactions .............................   (529,982)
   Cash paid in connection with acquisition .............................                                                   (13,548)
   Capital expenditures .................................................     (7,709)          (3,726)         (12,525)     (17,712)
   Proceeds from sale of available-for-sale securities ..................                          65            2,005
   Proceeds from disposal of property, plant and equipment ..............        559               53              204          530
                                                                           ---------        ---------        ---------    ---------
           Net cash used in investing activities ........................   (537,132)          (3,608)         (10,316)     (30,730)
Cash flows provided by (used in) financing activities:
   Proceeds from loans, notes payable and long-term obligations, net of debt issuance costs (including original issue discount in 2002)
       of $13,084 and $6,032 in 2004 and 2002, respectively .............    368,941                                        163,968
   Repayment of loans, notes payable and long-term obligations ..........     (1,768)         (21,251)          (3,723)    (152,351)
   Capital contributions in connection with the Transactions ............    139,024
   Debt retirement costs paid in connection with the Transactions .......                      (6,209)
   Proceeds from the exercise of Common Stock options ...................                                          831
   Loans to officers under notes ........................................                                                      (200)
   Purchase of Common Stock from officers ...............................                                       (3,300)
   Repayment of notes receivable from officers ..........................                          25            1,990
                                                                           ---------        ---------        ---------    ---------
           Net cash provided by (used in) financing activities ..........    506,197          (27,435)          (4,202)      11,417
Effect of exchange rate changes on cash and cash equivalents ............      1,188             (594)           1,418          368
                                                                           ---------        ---------        ---------    ---------
           Net (decrease) increase in cash and cash equivalents .........     (4,985)         (22,225)          29,062        1,384
Cash and cash equivalents at beginning of period ........................      9,237           31,462            2,400        1,016
                                                                           ---------        ---------        ---------    ---------
Cash and cash equivalents at end of period ..............................  $   4,252        $   9,237        $  31,462    $   2,400
                                                                           =========        =========        =========    =========
Supplemental disclosures of cash flow information:
Cash paid during the period for:

           Interest .....................................................  $  16,208        $   6,531        $  22,982    $  20,506
           Income taxes .................................................      3,287            1,002            4,395        6,158

                              AMSCAN HOLDINGS, INC.

                             (DOLLARS IN THOUSANDS)

Supplemental information on non-cash activities (dollars in thousands):

In connection with the Transactions (see Note 1), certain officers of the Company exchanged 8.2417 of their shares of common stock of the Predecessor (as defined hereafter) for 150 shares of common stock of the Successor (as defined hereafter) with an equivalent value of $1,500. In addition, the aforementioned officers exchanged their vested options to purchase 8.411 shares of Predecessor common stock, which had an intrinsic value of $900, for vested options to purchase 98.182 shares of Common Stock under the Successor equity incentive plan with an intrinsic value of $737 and a fair value of $880.

Capital lease obligations of $31, $207, $143 and $53 were incurred during the eight months ended December 31, 2004 (Successor), the four months ended April 30, 2004 (Predecessor), and the years ended December 31, 2003 and 2002 (Predecessor), respectively.

In December 2004, the Successor acquired a 20% ownership in a French party goods company in exchange for its French wholly-owned metallic balloon distribution subsidiary. The Company accounts for its investment in the French party goods company using the cost method.

In December 2003, the Predecessor acquired the balloon assets of a competitor, in exchange for 50.1% of the common stock of its wholly-owned metallic balloon distribution subsidiary located in Mexico, thereby creating a joint venture to distribute certain metallic balloons principally in Mexico and Latin America. The Company accounts for its investment in the joint venture using the equity method.

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

      Amscan Holdings, Inc. ("Amscan" or the "Company") was incorporated on October 3, 1996 for the purpose of becoming the holding company for Amscan Inc. and certain affiliated entities in connection with an initial public offering of its Common Stock. On December 19, 1997, Amscan and Confetti Acquisition, Inc. ("Confetti"), a newly formed Delaware corporation affiliated with GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co. ("Goldman Sachs") (collectively, "GSCP"), entered into a merger pursuant to an agreement (the "Merger Agreement") providing for a recapitalization of Amscan in which Confetti was merged with and into Amscan (the "Merger"), with Amscan as the surviving privately-held corporation.

      The Company designs, manufactures, contracts for manufacture and distributes party goods, including metallic balloons, gifts and stationery, throughout the world, including in North America, South America, Europe, Asia and Australia.

THE TRANSACTIONS

      On March 26, 2004, Amscan signed an agreement providing for a merger of Amscan with AAH Acquisition Corporation, or AAH Acquisition, a wholly-owned subsidiary of AAH Holdings Corporation, or AAH Holdings, an entity jointly controlled by funds affiliated with Berkshire Partners LLC and Weston Presidio (together the "Principal Investors"). On April 30, 2004, the merger with AAH Acquisition was consummated, with Amscan continuing as the surviving entity and as a wholly-owned subsidiary of AAH Holdings, a privately held corporation. Under the terms of the agreement, the equity interests in Amscan of GSCP, and all other stockholders, other than certain management investors, were cancelled in exchange for the right to receive cash. Cash paid to consummate the acquisition totaled $529,982,000 and was financed with initial borrowings (before deducting deferred financing costs of $13,084,000) consisting of a $205,000,000 term loan under a new senior secured credit facility which includes a $50,000,000 revolving loan facility, the proceeds from the issuance of $175,000,000 of 8.75% senior subordinated notes due 2014, an equity contribution, including the Principal Investors and employee stockholders, of $140,524,000 borrowings under the revolver of $23,551,000 and available cash on hand. Certain existing employee shareholders participated in the Transactions (as defined hereafter) by purchasing approximately 296.91 shares of common stock. The Chief Executive Officer and the President of the Company exchanged
5.4945 and 2.7472 of their shares of common stock of the Predecessor for 100 and 50 shares of common stock of the Successor with an equivalent value of $1,000,000 and $500,000, respectively. In addition, the Chief Executive Officer and President of the Company exchanged vested options to purchase 5.607 and
2.804 shares of Predecessor common stock, which had intrinsic values of $600,000 and $300,000, respectively, for vested options to purchase 98.182 shares of Successor Common Stock under the Successor's equity incentive plan with intrinsic values of $492,000 and $245,000 and fair values of $590,000 and $290,000, respectively. The acquisition has been accounted for under the purchase method of accounting which required that the Successor adjust its assets and liabilities to their relative fair values. In order to reflect the ultimate beneficial ownership of the Successor, the capital structure disclosed in the Successor financial statements is the capital structure of AAH Holdings.

      The purchase price has been allocated based upon preliminary estimates of the fair value of net assets acquired at the date of acquisition. The final allocations will be based on independent valuations that have not yet been completed and will be subject to change when the valuations are completed during the second quarter of 2005. The Company does not expect the final allocation to be significantly different from the preliminary estimates currently reflected in consolidated financial statements. The purchase price was principally allocated to accounts receivable ($91,200,000), inventories ($81,600,000), property plant and equipment ($94,400,000), goodwill ($282,921,000), other intangible assets ($60,300,000), prepaid expenses and other current and non-current assets ($21,400,000), accounts payable, accrued expenses and other current and non-current liabilities of ($101,800,000). Effective December 31, 2004 the Company changed its preliminary estimates of the purchase price allocation and recorded the related effect of the change on depreciation and amortization expense, (a decrease of approximately $1,653,000) during the fourth quarter of 2004. The acquisition was structured as a purchase of common stock and, accordingly, the amortization of intangible assets is not deductible for income tax purposes. The goodwill is not amortizable (see Note 2).

      Concurrent with the acquisition, the following financing transactions were also consummated: the repayment of a term loan of $147,724,000 under our then existing senior secured credit facility and the termination of all

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

commitments thereunder; the redemption of $87,200,000 of the $110,000,000 aggregate principal amount outstanding of our 9.875% senior subordinated notes due 2007 for $93,500,000 or 103.542% of the principal amount of such notes plus accrued and unpaid interest following our tender offer and consent solicitation; and repayment of a $8,500,000 mortgage obligation with a financial institution (the acquisition together with the foregoing financing transactions are referred to herein collectively as the "Transactions").

      On May 31, 2004, the remaining outstanding 9.875% senior subordinated notes due 2007 were redeemed pursuant to the redemption notice. The Company financed the redemption with borrowings under its new revolving credit facility.

      The new senior subordinated notes were sold to the initial purchasers on April 30, 2004, and were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933 (the "Note Offering"). In connection with the Note Offering, the Company entered into a Registration Rights Agreement, which granted holders of the new notes certain exchange and registration rights. In August 2004, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 offering to exchange registered notes for the notes issued in connection with the Note Offering. The terms of the notes and the exchange notes are substantially identical. The exchange was completed in October 2004.

      In connection with the Transactions, the Predecessor recorded non-recurring expenses of $11,757,000 comprised of $6,209,000 of debt retirement costs and the write-off of $5,548,000 of deferred financing costs associated with the repayment of debt.

      The following unaudited pro forma information assumes the Transactions had occurred on January 1, 2004 and 2003, respectively. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the Transactions occurred on January 1, 2004 and 2003, nor is it necessarily indicative of the Company's future results (dollars in thousands):

                                                    YEARS ENDED DECEMBER 31,
                                                    ------------------------
                                                     2004           2003
                                                     ----           ----
 Net sales....................................      $399,216      $402,816
 Net income...................................       $17,171       $15,531

      The pro forma net income amounts reflect the following items: (i) adjustments for interest expense from new borrowings related to the Transactions and the elimination of historical interest on debt repaid in the Transactions,
(ii) management fees to be paid to our Principal Investors, (iii) the elimination of non-recurring expenses related to the Transactions, (iv) the elimination of the increase in cost of sales in 2004 arising from the revaluation of inventories as a result of purchase price allocation, (v) adjustments to depreciation and amortization expense arising from the valuation of property, plant and equipment and amortizable intangible assets, as a result of a preliminary purchase price allocation , and (vi) the related income tax effects of the above items based upon a pro forma effective income tax rate of 39.5%.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

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

      The purchase price was allocated based upon the estimated fair value of net assets acquired at the date of acquisition. Such allocations were based on studies and valuations. The excess of the purchase price over tangible net assets acquired was allocated to intangible assets consisting of licensing agreements in the amount of $1,070,000, which the Predecessor amortized using the straight-line method over the lives of the contracts (one to three years with an average life of 2.7 years), and goodwill in the amount of $15,606,000, which was not amortized.

      The following unaudited pro forma information assumes the M&D Industries acquisition had occurred on January 1, 2002. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the transaction occurred on January 1, 2002, nor is it necessarily indicative of the Company's future results (dollars in thousands):


      Year Ended December 31, 2002:
          Net sales....................................           $389,710
          Net income...................................             16,858

      The net income amounts reflect adjustments for interest expense from additional borrowings necessary to finance the acquisition and amortization of other intangible assets, net of related income tax effect based upon a pro forma effective tax rate of 39.5%. The unaudited pro forma information gives effect only to adjustments described above and does not reflect management's estimate of any anticipated cost savings or other benefits as a result of the acquisition.

Investments

      In December 2004, the Successor acquired a 20% ownership in a French party goods company in exchange for its French metallic balloon distribution business, valued at $1.4 million on the date of exchange. The Successor accounts for its investment in the French party goods company using the cost method.

      In December 2003, the Predecessor acquired the balloon assets of a competitor, in exchange for 50.1% of the common stock of its wholly-owned metallic balloon distribution subsidiary located in Mexico, thereby creating a joint venture to distribute metallic balloons principally in Mexico and Latin America. The Company accounts for its investment in the joint venture using the equity method. The Company's investment in the joint venture totaled $2.5 million on the date of exchange. The results of operations for the investment in the joint venture

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

are included in the accompanying consolidated financial statements from the date of exchange. At December 31, 2004, retained earnings included undistributed losses of $1,168,000 related to the unconsolidated joint venture. Prior to the date of transfer, the Predecessor's consolidated financial statements included the accounts of its wholly-owned Mexican balloon distribution subsidiary.

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

      At December 31, 2004 and 2003, goodwill totaled $282,921,000 and $71,986,000 respectively. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the net assets acquired. Effective January 1, 2002, the Company adopted SFAS No. 141 and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 revises the accounting treatment for business combinations to require the use of purchase accounting and prohibit the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 revises the accounting for goodwill to eliminate the amortization of goodwill on transactions consummated after June 30, 2001 and of all other goodwill as of January 1, 2002. As a result, the Company stopped recording goodwill amortization as of January 1, 2002. Intangible assets with definite lives will continue to be amortized over their useful lives. SFAS No. 142 also requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment each year and more frequently if circumstances indicate a possible impairment. During 2004, the Company completed its review and determined that goodwill and other intangible assets with indefinite lives were not impaired.

      Other intangible assets acquired in the Transaction, net of amortization of $56,789,000 at December 31, 2004, were comprised as follows (dollars in thousands):

                                      Amortization     Gross Carrying         Accumulated
                                         Period            Amount            Amortization        Net Balance
                                         ------            ------            ------------        -----------
   Tradenames.......................                       $33,500,000                            $33,500,000
   Copyrights / designs and other...      2-3               12,800,000          $2,889,000          9,911,000
   Customer lists / relationships...      15                14,000,000             622,000         13,378,000
                                                           -----------          ----------        -----------
                                                           $60,300,000          $3,511,000        $56,789,000
                                                           ===========          ==========        ===========

      Tradenames are not amortized because they have indefinite useful lives and are tested at least annually for impairment. The amortization expense for finite-lived intangible assets for the eight months ended December 31, 2004 was $3,511,000. Estimated amortization expense for each of the next five years will be approximately $5,266,500, $5,199,800, $2,244,400, $933,300 and $933,300,
respectively.

      At December 31, 2003, other intangible assets, net of amortization, of $333,000, was comprised of licensing agreements which were amortized using the straight-line method over the lives of the contracts (one to three years with an average life of 2.7 years). Accumulated amortization was $3,737,000 at December 31, 2003. Amortization

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

of other intangible assets for the four months ended April 30, 2004, and the two years ended December 31, 2003, and 2002 was $112,000, $362,000, and $375,000,
respectively.

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

      Goodwill and tradenames are reviewed for potential impairment, on an annual basis or more frequently if circumstances indicate a possible impairment, by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the excess, if any, of the fair value of the reporting unit over amounts allocable to the unit's other assets and liabilities is the implied fair value of goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. The fair value of a reporting unit refers to the amount at which the unit as a whole could be sold in a current transaction between willing parties.

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

Shipping and Handling

      Outbound shipping and handling costs billed to customers are included in net sales. The costs of shipping and handling incurred by the Company are included in cost of sales.

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

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

Art and Development Costs

      Art and development costs are primarily internal costs that are not easily associated with specific designs, some of which may not reach commercial production. Accordingly, the Company expenses these costs as incurred.

Derivative Financial Instruments

      The Company accounts for derivative financial instruments pursuant to Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, requires that all derivative financial instruments be recognized on the balance sheet at fair value and establishes criteria for both the designation and effectiveness of hedging activities. The Company may use derivatives in the management of interest rate and foreign currency exposure. SFAS No. 133 requires the Company to formally document the assets, liabilities or other transaction the Company designates as hedged items, the risk being hedged and the relationship between the hedged items and the hedging instruments. The Company must measure the effectiveness of the hedging relationship at the inception of the hedge and on an on-going basis.

      For derivative financial instruments that qualify as fair value hedges, the gain or loss on the instrument and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative financial instruments that qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a cash flow hedge, if any, is determined based on the dollar-offset method (i.e., the gain or loss on the derivative financial instrument in excess of the cumulative change in the present value of future cash flows of the hedged item) and is recognized in current earnings during the period of change. As long as hedge effectiveness is maintained, the Company's interest rate swap arrangements and foreign currency exchange agreements qualify for hedge accounting as cash flow hedges. (See Note 18)

Marketable Securities

      The Company accounts for marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classified its marketable securities as available-for-sale securities. Such securities were stated at fair value based on quoted market prices and consisted of shares of common stock of a customer that the Company received in connection with the customer's reorganization in bankruptcy. Unrealized holding gains or losses were included in stockholders' deficit as a separate component of accumulated other comprehensive loss. The specific identification method was used to compute realized gains or losses on marketable securities.

      The Company regularly reviews its marketable securities for impairment based on criteria that include the extent to which the investment's carrying value exceeds its related market value, the duration of the market decline, the ability to hold to recovery and the financial strength and specific prospects of the issuer of the security. Unrealized losses that are other than temporary, if any, are recognized in earnings. (See Note 10)

Income Taxes

      The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities and operating loss and tax credit carryforwards applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the judgment of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-Based Compensation

      Effective with the consummation of the Transactions (see Note 1), the Successor has elected to apply the fair value recognition provisions of SFAS No. 123, as amended by Financial Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation -- Transition and Disclosure . SFAS No. 123 permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board Opinion ("APB")

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

No. 25, "Accounting for Stock Issued to Employees," which requires the recognition of compensation expense at the date of grant only if the current market price of the underlying stock exceeds the exercise price, and to provide pro forma net income disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. SFAS No. 148 provides alternative methods of transition to FAS 123's fair value method of accounting for stock-based employee compensation and amends the disclosure provisions of FAS 123. (See Recently Issued Accounting Standards).

      Prior to the Transactions, the Predecessor elected to apply the intrinsic value method of Accounting Principle Board Opinion No. 25 for awards granted under its stock-based compensation plans and to provide the pro forma disclosures required by SFAS No. 123. Accordingly, no compensation cost has been recognized in connection with the issuance of options under the Amscan Holdings, Inc. 1997 Equity Incentive Plan, the Predecessor's prior plan, through April 30, 2004 as all options were granted with exercise prices equal to the estimated fair market value of the Common Stock on the date of grant.

      Had the Company determined stock-based compensation based on the fair value of the options granted at the grant date, consistent with the method prescribed under SFAS No. 123, the Predecessor's net loss would have been increased or net income would have been reduced to amounts indicated below (dollars in thousands):

                                               FOUR MONTHS       YEAR ENDED        YEAR ENDED
                                               ENDED APRIL       DECEMBER 31,      DECEMBER 31,
                                                 30, 2004            2003             2002
                                                 --------            ----             ----
Net (loss) income:
     As reported ...........................        $(890)       $   17,163           $16,465
     Less: Total stock-based employee
       compensation expense determined under
       the fair value based method for all
       awards, net of income taxes of $125,
       $193 and $337, respectively..........          192              296                517
                                                  -------          -------            -------
SFAS No. 123 pro forma net (loss) income....      $(1,082)         $16,867            $15,948
                                                  =======          =======            =======

      It has been assumed that the estimated fair value of the options granted in 2003 and 2002 under the 1997 Equity Incentive Plan is amortized on a straight line basis to compensation expense, net of taxes, over the vesting period of the grant, ranging from 2.5 to 5.0 years. The estimated fair value of each option on the date of grant was determined using the minimum value method with the following assumptions: dividend yield of 0%, risk-free interest rate of 3.9% and expected lives of 2.5 and 7.0 years.

      In connection with the Transactions, all unvested options granted prior to the Transactions vested immediately on April 30, 2004 and, except for those held by the Chief Executive Officer and the President (see Note 1), all were exercised. The Chief Executive Officer and the President exchanged 5.607 and
2.804 vested options to purchase shares of Amscan Common Stock, which had intrinsic values of $600,000 and $300,000, respectively, for vested options to purchase 65.455 and 32.727 shares of AAH Holdings Common Stock under the new equity incentive plan with intrinsic values of $492,000 and $245,000 and estimated fair values of $590,000 and $290,000, respectively. Such options were recorded as part of the purchase price allocations and have been classified as redeemable common securities on the Company's consolidated balance sheet. No additional options have been granted by the Successor.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

Accumulated Other Comprehensive Income (Loss)

      Accumulated other comprehensive income (loss) at December 31, 2004 and 2003 consisted of the Company's foreign currency translation adjustment, the fair value of interest rate swap and foreign exchange contracts qualifying as hedges (see Notes 18 and 19) and unrealized holding gains on marketable securities (see Note 10).

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

Concentration of Credit Risk

      While the Company's customers are geographically dispersed throughout North America, South America, Europe, Asia and Australia, there is a concentration of sales made to and accounts receivable from the stores that operate in the party superstore distribution channel. At December 31, 2004 and 2003, Party City Corporation ("Party City"), the Company's largest customer, with 248 corporate-owned and operated stores at December 31, 2004, accounted for 24% and 13%, respectively, of consolidated accounts receivable, net. For the eight months ended December 31, 2004, the four months ended April 30, 2004 and the years ended December 31, 2003 and 2002, sales to Party City's corporate-owned and operated stores represented 14%, 14%, 12%, and 13% of net sales, respectively. For the eight months ended December 31, 2004, the four months ended April 30, 2004 and the years ended December 31, 2003 and 2002, sales to Party City's franchisee-owned and operated stores (totaling 259 stores at December 31, 2004) represented 13%, 14%, 13% and 14% of net sales, respectively. No other group or combination of customers subjected the Company to a concentration of credit risk. Although the Company believes its relationships with Party City and its franchisees are good, if they were to significantly reduce their volume of purchases from the Company, the Company's financial condition and results of operations could be materially adversely affected.

Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards

      The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 151, "Inventory Costs", an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4. Adoption of SFAS No. 151 is required by the year beginning January 1, 2006. We plan to adopt SFAS No. 151 no later than that date. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. While SFAS No. 151 enhances ARB 43 and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), the statement also removes inconsistencies between ARB 43 and International Accounting Standard 2 and amends ARB 43 to clarify that abnormal amounts of costs should be recognized as period costs. Under some circumstances, according to ARB 43, the above listed costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires these items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" and requires allocation of fixed production overheads to the costs of conversion. This statement will apply to our businesses if they become subject to "abnormal costs" as defined in SFAS No.
151. We are currently evaluating the impact, if any, that adoption of SFAS No. 151 will have on our consolidated statement of operations and consolidated balance sheet.

      Effective May 1, 2004, the Successor adopted the fair-value-based method of accounting for stock options and the expense recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. In December 2004, the FASB issued SFAS 123R, Share-Based Payment (Revised 2004), which requires companies to recognize in the income statement the fair value of all employee share-based payments, including grants of employee stock options as well as compensatory employee stock purchase plans, for interim periods beginning after June 15, 2005 and will become effective for the Company for the quarter ending September 30, 2005. Although the Company has not determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R including the valuation methods and support for the assumptions that underlie the valuation of the awards, as well as the transition methods (modified prospective transition method or the modified retrospective transition method). Under the "modified prospective" method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The "modified retrospective" method includes the requirements of the modified prospective method but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim period of the year of adoption.

      On December 21, 2004, the FASB issued FASB Staff Position ("FSP") 109-1 and 109-2. FSP 109-1 provides guidance on the application of SFAS No. 109, "Accounting for Income Taxes", with regard to the tax deduction on qualified production activities provision within H.R. 4520 The American Jobs Creation Act of 2004 (Act) that was enacted on October 22, 2004. FSP 109-2 provides guidance on a special one-time dividends received deduction on the repatriation of certain foreign earnings to qualifying U.S. taxpayers. The Act contains numerous provisions related to corporate and international taxation including repeal of the Extraterritorial Income ("ETI") regime, creation of a new Domestic Production Activities ("DPA") deduction and a temporary dividends received deduction related to repatriation of foreign earnings. The Act contains various effective dates and transition periods related to its provisions. Under the guidance provided in FSP 109-1 the new DPA deduction will be treated as a "special deduction" as described in SFAS No. 109. As such, the special deduction has no effect on the Company's deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our income tax return. The repeal of ETI and its replacement with a DPA deduction were not in effect in 2004 and therefore, did not have an affect on our income tax provision for the year ended December 31, 2004. We do not expect the net effect of the phase-out of the ETI deduction and phase-in of the new DPA deduction to result in a material impact on our effective income tax rate in 2005. In FSP 109-2, the Financial Accounting Standards Board acknowledged that, due to the proximity of the Act's enactment date to many companies' year-ends and the fact that numerous provisions within the Act are complex and pending further regulatory guidance, many companies may not be in a position to assess the impacts of the Act on their plans for repatriation or reinvestment of foreign earnings. Therefore, the FSP provided companies with a practical exception to the permanent reinvestment standards of SFAS No. 109 and APB No. 23 by providing additional time to determine the amount of earnings, if any, that they intend to repatriate under the Act's provisions. We are not yet in a position to decide whether, and to what extent, we might repatriate foreign earnings to the U.S. Therefore, under the guidance provided in FSP 109-2, no deferred tax liability has been recorded in connection with the repatriation provisions of the Act. We are currently analyzing the impact of the temporary dividends received deduction provisions contained in the Act.

      Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to our consolidated financial statements.

NOTE 3 - INVENTORIES

      Inventories at December 31, 2004 and 2003 consisted of the following (dollars in thousands):

                                                               2004             2003
                                                               ----             ----
                                                           (Successor)     (Predecessor)
 Finished goods..........................................     $70,896          $74,258
 Raw materials...........................................      11,080            8,842
 Work-in process.........................................       7,167            4,762
                                                              -------           ------
                                                               89,143           87,862
 Less:  reserve for slow moving and obsolete inventory...        (984)          (2,725)
                                                              -------          -------
                                                              $88,159          $85,137
                                                              =======          =======

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

      Property, plant and equipment, net at December 31, 2004 and 2003 consisted of the following (dollars in thousands):

                                                                                                             ESTIMATED
                                                                                  2004           2003       USEFUL LIVES
                                                                                  ----           ----       ------------
                                                                              (Successor)     (Predecessor)
         Machinery and equipment...........................................      $46,168       $ 100,357        3-15
         Buildings.........................................................       40,818          38,676        31-40
         Data processing equipment.........................................        2,724          22,057         3-5
         Leasehold improvements............................................        2,446          11,032        2-20
         Furniture and fixtures............................................        2,830           4,778         10
         Land..............................................................        7,156           7,144
                                                                                ---------        -------
                                                                                 102,142         184,044
         Less:  accumulated depreciation ..................................       (6,008)        (87,550)
                                                                                --------         -------
                                                                                $ 96,134         $96,494
                                                                                ========         =======

      Depreciation expense related to property, plant and equipment was $6,008,000, $5,184,000, $15,757,000, and $13,587,000 for the eight months ended
December 31, 2004, the four months ended April 30, 2004 and the years ended December 31, 2003 and 2002, respectively.

Lease Agreements

      The Company is obligated under various capital leases for certain machinery and equipment which expire on various dates through 2008 (see Note 6). At December 31, 2004 and 2003, the amount of machinery and equipment and related accumulated amortization recorded under capital leases and included within property, plant and equipment, net consisted of the following (dollars in thousands):

                                                                                    2004           2003
                                                                                    ----           ----
                                                                                 (Successor)   (Predecessor)
     Machinery and equipment................................................         $372         $4,427
     Less: accumulated amortization.........................................          (25)        (3,747)
                                                                                     ----        -------
                                                                                     $347        $   680
                                                                                     ====        =======

      Amortization of assets held under capitalized leases is included in depreciation expense.

NOTE 5 - LOANS AND NOTES PAYABLE

      On April 30, 2004, in connection with the consummation of the Transactions, all borrowings under the then existing credit agreement were repaid and the facility was terminated. In addition, the Company entered into a new senior credit facility (the "Credit Facility") (see Note 6) which includes a $50,000,000 revolving credit facility (the "Revolver"). Loans under the Revolver expire on April 30, 2010 and bear interest, at the option of the Company, at the index rate plus, based on performance, a margin ranging from 0.75% to 1.50% per annum, or at LIBOR plus, based on performance, a margin ranging from 1.75% to 2.50% per annum. At December 31, 2004, the Company had borrowings under the Revolver totaling $2,025,000 at a floating interest rate of 6.75%. Standby letters of credit of $7,346,000 were outstanding and the Company had borrowing capacity of $40,629,000 under the terms of the Revolver at December 31, 2004.

      The Credit Facility contains financial covenants and maintenance tests, including a minimum interest coverage test and a maximum total leverage test, and restrictive covenants, including restrictions on our ability to make capital expenditures or pay dividends. The Credit Facility is secured by substantially all of our assets and the assets of some of our subsidiaries, and by a pledge of all of our domestic subsidiaries' capital stock and a portion of our wholly owned foreign subsidiaries' capital stock.

      At December 31, 2003, the Company had no borrowings under the then existing revolving loans. Standby

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

letters of credit of $7,077,000 were outstanding and the Company had borrowing capacity of approximately $22,923,000 under the terms of the then existing revolving loans at December 31, 2003.

      In addition to the Revolver, at December 31, 2004 we have a 400,000 Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate plus 0.6% and expires on June 30, 2005, a 1,000,000 British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on May 31, 2005, and a $1,000,000 revolving credit facility which bears interest at LIBOR plus 1.0% and expires on December 31, 2005. We expect to renew these revolving credit facilities upon expiration. No borrowings were outstanding under these revolving credit facilities at December 31, 2004 and 2003.

NOTE 6 - LONG-TERM OBLIGATIONS

      Long-term obligations at December 31, 2004 and 2003 consisted of the following (dollars in thousands):

                                                                                                 2004            2003
                                                                                                 ----            ----
                                                                                             (Successor)     (Predecessor)
         8.750% senior subordinated notes (a)................................................   $175,000
         9.875% senior subordinated notes (b)................................................                  $110,000
         Term loan due 2012 (c)..............................................................    203,975
         Term loan due 2007, net of unamortized discount of $1,274 (d).......................                   167,026
         Mortgage obligations (e)............................................................      8,454         18,188
         Note payable (f)....................................................................                        31
         Capital lease obligations (g).......................................................        371            264
                                                                                                 -------       --------
                  Total long-term obligations................................................    387,800        295,509
         Less: current portion...............................................................     (2,807)       (23,237)
                                                                                                --------       --------
         Long-term obligations, excluding current portion....................................   $384,993       $272,272
                                                                                                ========       ========

      On April 30, 2004, in connection with the consummation of the Transactions, all borrowings under the then existing credit agreement were repaid and the facility was terminated. In addition, $87,200,000 in aggregate principal amount of our 9.875% senior subordinated notes due 2007 were accepted in a tender offer and a redemption notice was issued for the remaining senior subordinated notes (see Note 1). The aggregate cost to purchase the 9.875% senior subordinated notes tendered pursuant to the tender offer was approximately $93,500,000, or 103.542% of the principal amount of such 9.875% senior subordinated notes plus accrued and unpaid interest. On May 31, 2004, the remaining $22,800,000 in aggregate principal amount of the outstanding 9.875% senior subordinated notes were redeemed pursuant to the redemption notice for $23,551,000 or at a price of 103.292% of the principal amount of such notes, plus accrued and unpaid interest.

      The acquisition was financed with initial borrowings consisting of a $205,000,000 term loan (the "Term Loan") under the Credit Facility (see Note 5), the proceeds from the issuance of $175,000,000 of 8.75% senior subordinated notes due 2014, equity contributions by our Principal Investors and employee stockholders of $140,524,000, borrowings under the Revolver of $23,551,000 and approximately $2,900,000 of cash on hand.

      Borrowings under the Credit Facility and the $175,000,000 of 8.75% senior subordinated notes due 2014 are guaranteed jointly and severally, fully and unconditionally, by our wholly-owned domestic subsidiaries (the "Guarantors") (see note 20).

      The Company is required to make prepayments under the terms of the Credit Facility under certain circumstances, including upon certain asset sales and certain issuances of debt or equity securities. Such mandatory prepayments will be applied to prepay the Term Loan first (on a pro rata basis) and thereafter to prepay the Revolver and to reduce the commitments thereunder. The Company may prepay, in whole or in part, borrowings under the Term Loan, without penalty. In addition, the Company may prepay borrowings under or reduce commitments under the Revolver, in whole or in part, without penalty. Subject to certain exceptions, all borrowings under the Credit Facility, and all guarantees are secured by all existing and after-acquired personal property of the Company and the Guarantors, including, subject to certain exceptions, a pledge of all the stock of domestic subsidiaries owned by the

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

Company or any of the Guarantors and a portion of our wholly owned foreign subsidiaries' capital stock, and first priority liens on after-acquired real property and leasehold interests of the Company and the Guarantors. The guarantees are joint and several guarantees, and are irrevocable, full and unconditional.

      (a) The $175,000,000 senior subordinated notes due 2014 will bear interest at a rate equal to 8.75% per annum. Interest is payable semi-annually on May 1 and November 1 of each year. The senior subordinated notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2009, at redemption prices ranging from 104.375% to 100%, plus accrued and unpaid interest to the date of redemption. In addition, at any time prior to May 1, 2007, up to an aggregate of 35% of the principal amount of the senior subordinated notes will be redeemable at the option of the Company, on one or more occasions, from the net proceeds of public or private sales of common stock of, or contributions to the common equity capital of the Company at a price of 108.75% of the principal amount of the senior subordinated notes, together with accrued and unpaid interest, if any, to the date of redemption; provided that at least 65% of the aggregate principal amount of senior subordinated notes remain outstanding immediately after each such redemption. If a Change of Control, as defined in the note indenture, were to occur, the Company will be obligated to make an offer to purchase the senior subordinated notes, in whole or in part, at a price equal to 101% of the aggregate principal amount of the senior subordinated notes, plus accrued and unpaid interest, if any, to the date of purchase. If a Change of Control were to occur, the Company may not have the financial resources to repay all of its obligations under the Credit Facility, the note indenture and the other indebtedness that would become payable upon the occurrence of such Change of Control.

      (b) The 9.875% senior subordinated notes were redeemed in connection with the Transactions. The notes bore interest at a rate of 9.875% per annum. Interest was payable semi-annually on June 15 and December 15 of each year.

      (c) Our Term Loan provides for amortization (in quarterly installments) of 1.0% per annum through June 30, 2010, and will then amortize in equal quarterly payments through June 30, 2012. The Term Loan bears interest, at the option of the Company, at the index rate plus 1.75% per annum or at LIBOR plus 2.75% per annum. At December 31, 2004, the Term Loan was $203,975,000 and the floating interest rate was 4.72%. To hedge the risk associated with fluctuations in interest rates, the Company entered into two interest rate swap transactions with a financial institution during 2004, for an initial aggregate notional amount of $17,425,000 increasing over three years to $62,597,000. The interest rate swap contracts require the Company to settle the difference in interest obligations quarterly. Net payments to the counterparty under the swap contracts for the eight months ended December 31, 2004, which have been recorded as additional interest expense, were as follows (dollars in thousands):

                                     NOTIONAL                                   ADDITIONAL
             DATE OF CONTRACT         AMOUNT        TERM       FIXED RATE    INTEREST EXPENSE
             ----------------         ------       -------     ----------    ----------------
             June 25, 2004........   $10,429       3 years       4.13%            $115
             July 2, 2004.........   $ 6,953       3 years       3.80%              65
                                                                                 -----
                                                                                  $180
                                                                                 =====

      (d) The term loan due 2007 was repaid in connection with the Transactions as noted above. The term loan was funded at a 1% original issue discount and provided for amortization (in quarterly installments) of 1% of the principal amount thereof per annum through June 15, 2006, and would then have amortized in equal quarterly payments through June 15, 2007. The term loan bore interest, at the option of the Company, at the index rate plus 3.50% per annum or at LIBOR plus 4.50% per annum, with a LIBOR floor of 2.0%. At December 31, 2003, the interest rate on the term loan was 6.50%. The original issue

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

            discount was amortized to interest expense using the interest method over the life of the term loan. In March of 2004, the Company was required to make a $20,151,000 prepayment of the term loan based on the Company's excess cash flows, as defined, for the year ended December 31, 2003.

      (e) In conjunction with the construction of a new distribution facility, on December 21, 2001, the Company borrowed $10,000,000 each from a financial institution and the New York State Job Development Authority, pursuant to the terms of a first and second lien mortgage note, respectively. The first lien mortgage note bore interest at LIBOR plus 2.75% and required monthly payments based on a 180-month amortization period with a balloon payment upon maturity in January 2010. However, the Company utilized an interest rate swap agreement to effectively fix the loan rate at 8.40% for the term of the loan. The interest rate swap contract required the Company to settle the difference in interest obligations monthly. Net payments to the counterparty under the swap contracts for the four months ended April 30, 2004 and years ended December 31, 2003 and 2002, respectively, which were recorded as additional interest expense, were $129,000, $404,000 and $343,000. On April 30, 2004, in connection with the Transactions, the first lien mortgage note was paid in full and, as a result, the related interest rate swap agreement was terminated at a cost of $673,600. The second lien mortgage note bore interest at a rate of 3.41% and 3.31% at December 31, 2004 and 2003, respectively, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority's confidential internal protocols. The second lien loan is for a term of 96 months and requires monthly payments based on a 180-month amortization period with a balloon payment upon maturity in January 2010. The principal amount outstanding under the first lien mortgage as of December 31, 2003 was $8,722,000. The principal amounts outstanding under the second lien mortgage as of December 31, 2004 and 2003, were $8,454,000 and $9,021,000, respectively. At
            December 31, 2004, the new distribution facility had a carrying value of $29,867,000.

      (f) In conjunction with the 1998 acquisition of the remaining 25% interest in its subsidiary, Amscan Holdings Limited, the Company issued a non-interest bearing note to the former shareholder which was paid in April 2004. At December 31, 2003, the note to the former shareholder totaled $31,000.

      (g) The Company has entered into various capital leases for machinery and equipment with implicit interest rates ranging from 7.70% to 8.80% which extend to 2008.

      At December 31, 2004, maturities of long-term obligations consisted of the following (dollars in thousands):

                                                         LONG-TERM DEBT              CAPITAL
                                                           OBLIGATIONS          LEASE OBLIGATIONS           TOTAL
                                                         --------------         -----------------         --------
         2005..........................................     $   2,627                   $180              $  2,807
         2006..........................................         2,619                    146                 2,765
         2007..........................................         2,619                     45                 2,664
         2008..........................................         2,619                      -                 2,619
         2009..........................................         2,619                      -                 2,619
         Thereafter....................................       374,326                      -               374,326
                                                            ---------                   ----              --------
         Long-term obligations.........................     $ 387,429                   $371              $387,800
                                                            =========                   ====              ========

NOTE 7 - PROVISION FOR DOUBTFUL ACCOUNTS

          During the second quarter of 2003, a customer filed a voluntary petition for relief under Chapter 11 of

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

the United States Bankruptcy Code and as a result, the Company charged a total of $3.3 million to the provision for doubtful accounts, of which approximately $1,800,000 and $1,500,000 were charged during 2003 and 2002, respectively. This customer accounted for approximately 2.1% of the Company's consolidated net sales for the year ended December 31, 2003.

NOTE 8 - NON-RECURRING EXPENSES RELATED TO THE TRANSACTIONS AND WRITE-OFF OF DEFERRED FINANCING AND IPO-RELATED COSTS

      In connection with the Transactions in April 2004, the Company recorded non-recurring expenses of $11,757,000 comprised of $6,200,000 of debt retirement costs and the write-off of $5,600,000 of deferred financing costs associated with the repayment of debt in connection with the Transactions.

      During the fourth quarter of 2002, the Company amended and restated its bank credit facilities with various lenders (see Notes 5 and 6) which resulted in a $1,460,000 write-off of deferred financing costs associated with the previous facility.

      In June 2002, the Company filed a registration statement with the Securities and Exchange Commission for an initial public offering ("IPO") of its Common Stock. However, during the fourth quarter of 2002, the Company decided not to pursue the IPO of shares of its Common Stock, given the valuations available in the equity markets at that time, which resulted in a $801,000 write-off of costs associated with the offering. In March 2003, the Company filed a Form RW with the Securities and Exchange Commission withdrawing its registration statement.

NOTE 9 - RESTRUCTURING CHARGES

      During the years ended December 31, 2003 and 2002, the Company incurred restructuring charges of $1,007,000 and $1,663,000, respectively, resulting from the consolidation of certain domestic and foreign distribution operations and the ongoing integration of M&D Industries.

NOTE 10 - MARKETABLE SECURITIES

      Marketable securities with fair value of $102,000 are included in other current assets on the consolidated balance sheet at December 31, 2003. Marketable securities consisted of shares of common stock of a customer that the Company received in connection with the customer's reorganization in bankruptcy. At December 31, 2003, a gross unrealized gain of $83,000 was recorded, net of income taxes of $33,000, in stockholders' deficit as a component of accumulated other comprehensive loss.

      During the year ended December 31, 2003, the Company sold shares of these marketable securities and received net proceeds of approximately $2,005,000 and recognized a gain of $1,486,000. In April 2004, the Company sold the common stock held at December 31, 2003 and received net proceeds of $65,000 and recognized a gain of $47,000. For the purpose of computing the gains, cost was based on the fair value of the shares on the initial date received by the Company.

NOTE 11 - EMPLOYEE BENEFIT PLANS

      Certain subsidiaries of the Company maintain profit-sharing plans for eligible employees providing for annual discretionary contributions to a trust. Eligible employees are full-time domestic employees who have completed a certain length of service, as defined, and attained a certain age, as defined. The plans require the subsidiaries to match 25% to 100% of voluntary employee contributions to the plan, up to the first 6% of an employee's annual salary. Profit sharing expense for the eight months ended December 31, 2004, the four months ended April 30, 2004 and the years ended December 31, 2003 and 2002 totaled $1,362,000, $938,000, $2,943,000 and $3,054,000, respectively.

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2004

NOTE 12 - STOCK OPTION PLAN

      Following the consummation of the Transactions, the Company adopted the AAH Holdings Corporation 2004 Equity Incentive Plan (the "Equity Incentive Plan") under which the Company may grant incentive awards in the form of options to purchase shares of Company Common Stock ("Company Stock Options") and shares of restricted and unrestricted Company Common Stock to certain directors, officers, employees and consultants of the Company and its affiliates. A committee of the Company's board of directors (the "Committee"), or the board itself in the absence of a Committee, is authorized to make grants and various other decisions under the Equity Incentive Plan. Unless otherwise determined by the Committee, any participant granted an award under the Equity Incentive Plan must become a party to, and agree to be bound by, the stockholders' agreement. Company Stock Option awards under the Equity Incentive Plan reserved and available for grant total 1,702.9316 and may include incentive stock options, nonqualified stock options, or both types of Company Stock Options. Company Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Committee, have a term of ten years.

      In connection with the Transactions, all options granted under the Predecessor's 1997 Equity Incentive Plan vested immediately on April 30, 2004 and, except for those held by the Chief Executive Officer and the President (see
Note 1), all were exercised. Income tax benefit of $4,890,000 associated with the exercise of the options was recorded in connection with the Transactions The Chief Executive Officer and the President exchanged 5.607 and 2.804 vested options to purchase shares of Amscan Holdings Common Stock, which had intrinsic values of $600,000 and $300,000, respectively, for vested options to purchase
65.455 and 32.727 shares of AAH Common Stock under the new equity incentive plan with intrinsic values of $492,000 and $245,000 and estimated fair values of $590,000 and $290,000, respectively. The fair value of such options were recorded as part of the purchase price allocations and have been classified as redeemable common securities on the Company's consolidated balance sheet. No additional options have been granted by the Company. Total amount of options outstanding at December 31, 2004 under the Equity Incentive Plan was 98.182, of which all were exercisable at an exercise price of $2,500.

      In June 2003, the Company granted 25 options to each of the Chief Executive Officer and the President that would have vested and become exercisable two and one-half years from the date of grant and would have expired on the third anniversary of the date of grant. All other options granted under the Predecessor stock incentive plan (the "1997 Equity Incentive Plan") vested in five equal annual installments from the Company's the grant date and had a term of ten years. The options were non-transferable (except under certain limited circumstances).

      The following table summarizes the changes in outstanding options under the Predecessor's 1997 Equity Incentive Plan for the four months ended April 30, 2004, and the years ended December 31, 2003 and 2002:

                                                                          Average Fair Market
                                                             Average       Value of Options
                                            Options      Exercise Price     at Grant Date
                                            -------      --------------     -------------
      Outstanding at December 31, 2001      133.379
            Granted...............            2.500        $155,000            $55,257
            Canceled..............           (1.000)        150,000
            Canceled..............           (2.805)         75,000
                                            -------
      Outstanding at December 31, 2002      132.074
            Granted...............           50.000         150,000             21,850
            Granted...............           30.000         150,000             53,474
            Exercised.............           (6.648)        125,000
            Canceled..............          (18.941)         79,730
                                            -------
      Outstanding at December 31, 2003      186.485
            Exercised / Exchanged          (186.485)        113,715
                                            -------
      Outstanding at April 30, 2004           -
                                            =======

      Exercisable at December 31, 2003       98.147          82,086

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2004

NOTE 13- INCOME TAXES

            A summary of domestic and foreign income (loss) before income taxes and minority interest follows (dollars in thousands):

                                     EIGHT MONTHS ENDED  FOUR MONTHS ENDED    YEARS ENDED DECEMBER 31,
                                     ------------------  -----------------    ------------------------
                                      DECEMBER 31, 2004    APRIL 30,2004        2003           2002
                                      -----------------    -------------        ----           ----
                                         (Successor)       (Predecessor)    (Predecessor)  (Predecessor)
      Domestic.....................        $10,076            $(2,233)         $24,974        $28,172
      Foreign......................          4,304                838            2,353           (938)
                                           -------            -------          -------        --------
      Total........................        $14,380            $(1,395)         $27,327        $27,234
                                           =======            ========         =======        =======

      The income tax expenses (benefit) consisted of the following (dollars in thousands):

                                     EIGHT MONTHS ENDED  FOUR MONTHS ENDED    YEARS ENDED DECEMBER 31,
                                     ------------------  -----------------    ------------------------
                                      DECEMBER 31, 2004    APRIL 30,2004        2003           2002
                                      -----------------    -------------        ----           ----
                                         (Successor)       (Predecessor)    (Predecessor)  (Predecessor)
      Current:
        Federal.................          $  523              $ 1,103         $ 3,368        $ 5,452
        State...................             100                  219             709            993
        Foreign.................           1,418                  347             757           (557)
                                          ------              --------        -------        --------
         Total current provision           2,041                1,669           4,834          5,888
      Deferred:
        Federal.................            2950               (1,894)          4,531          4,422
        State...................             688                 (326)            700            591
        Foreign.................                                    -               -           (144)
                                           -----              --------        -------        --------
         Total deferred provision
         (benefit)                         3,638               (2,220)          5,231          4,869
                                          ------              --------        -------        --------
      Income tax expense
         (benefit)..............          $5,679              $  (551)        $10,065        $10,757
                                          ======              ========        =======        ========

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income tax assets and liabilities from domestic jurisdictions consisted of the following at December 31 (dollars in thousands):

                                                                                    2004             2003
                                                                                    ----             ----
                                                                                 (Successor)     (Predecessor)
Current deferred income tax assets:
      Inventory valuation..................................                         $ 2,194            $1,862
      Allowance for doubtful accounts......................                             697               798
      Accrued liabilities..................................                             609               156
      Charitable contributions carryforward................                             219                73
      Tax loss carryforward................................                           2,431
      Tax credit carryforward..............................                             815                 -
                                                                                    --------          --------
        Current deferred income tax assets (included in
           prepaid expenses and other current assets)......                         $ 6,965           $ 2,889
                                                                                    ========          ========


Non-current deferred income tax liabilities, net:
      Property, plant and equipment........................                         $17,683           $17,950
      Intangible assets....................................                          13,108
      Amortization of goodwill and other intangibles.......                          12,758             1,165
      Royalty reserves.....................................                            (102)             (297)
      Interest rate swap and foreign exchange contracts....                            (231)             (714)
      Other................................................                             (41)              (64)
                                                                                    --------          --------
         Non-current deferred income tax liabilities, net..                         $43,175           $18,040
                                                                                    ========          ========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2004

      At December 31, 2004, the Company had a net operating loss carryforward of approximately $6,200,000 which expires in 2023. At December 31, 2004 the Company had foreign tax credit and alternative minimum tax credit carryforwards of $595,000 and $220,000, respectively.

      A non-current foreign deferred income tax asset of $789,000 and $733,000 at December 31, 2004 and 2003, respectively, is primarily attributable to non-current obligations recognized in connection with the acquisition of Anagram International Inc. and certain related companies ("Anagram") in 1998 and is included in non-current assets, net.

      The difference between the Company's effective income tax rate and the federal statutory income tax rate is reconciled below:

                                           EIGHT MONTHS ENDED  FOUR MONTHS ENDED    YEARS ENDED DECEMBER 31,
                                           ------------------  -----------------    ------------------------
                                            DECEMBER 31, 2004    APRIL 30,2004        2003           2002
                                            -----------------    -------------        ----           ----
                                               (Successor)       (Predecessor)    (Predecessor)  (Predecessor)
      Provision at federal
         statutory income tax rate.......         35.0%               35.0%            35.0%          35.0%
      State income tax, net
         of federal income tax benefit...          3.1                 4.9              3.6            3.8
      Other..............................          1.4                (0.4)            (1.8)           0.7
                                                  -----               -----            -----          -----
      Effective income tax rate..........         39.5%               39.5%            36.8%          39.5%
                                                  =====               =====            =====          =====

      At December 31, 2004, the Company's share of the cumulative undistributed earnings of foreign subsidiaries was approximately $20,220,000. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations. It is not practical to estimate the amount of additional tax that might be payable on these foreign earnings in the event of distribution or sale; however, under existing law, foreign tax credits would be available to substantially reduce incremental U.S. taxes payable on amounts repatriated.

      October 22, 2004, H.R. 4520 The American Jobs Creation Act of 2004 (Act) was enacted. The Act contains numerous provisions related to corporate and international taxation including repeal of the Extraterritorial Income (ETI) regime, creation of a new Domestic Production Activities (DPA) deduction and a temporary dividends received deduction related to repatriation of foreign earnings. The Act contains various effective dates and transition periods related to its provisions. Under the guidance provided in FSP 109-1 the new DPA deduction will be treated as a "special deduction" as described in SFAS No. 109. As such, the special deduction has no effect on the Company's deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our income tax return. The repeal of ETI and its replacement with a DPA deduction were not in effect in 2004 and therefore, did not have an affect on our income tax provision for the year ended December 31, 2004. We do not expect the net effect of the phase-out of the ETI deduction and phase-in of the new DPA deduction to result in a material impact on our effective income tax rate in 2005. In FSP 109-2, the FASB acknowledged that, due to the proximity of the Act's enactment date to many companies' year-ends and the fact that numerous provisions within the Act are complex and pending further regulatory guidance, many companies may not be in a position to assess the impacts of the Act on their plans for repatriation or reinvestment of foreign earnings. Therefore, the FSP provided companies with a practical exception to the permanent reinvestment standards of SFAS No. 109 and APB No. 23 by providing additional time to determine the amount of earnings, if any, that they intend to repatriate under the Act's provisions. We are not yet in a position to decide whether, and to what extent, we might repatriate foreign earnings to the U.S. Therefore, under the guidance provided in FSP 109-2, no deferred tax liability has been recorded in connection with the repatriation provisions of the Act. We are currently analyzing the impact of the temporary dividends received deduction provisions contained in the Act.

NOTE 14- CAPITAL STOCK

      At December 31, 2004, the Company's authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding and 40,000.00 shares of Common Stock, $0.01 par value, of which 13,962.38 shares were issued and outstanding.

      In connection with the Transactions (see Note 1), certain existing employee stockholders purchased 296.91 shares of AAH Common Stock based at the same price and terms per share as paid by the other equity investors. Under the terms of the new AAH Holdings Corporation stockholders' agreement dated April 30, 2004, and the Amscan Holdings, Inc. amended and restated stockholders' agreement, which terminated on April 30, 2004, the Company has an option to purchase all of the shares of common stock held by former employees and, under certain

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2004

circumstances, former employee stockholders can require the Company to purchase all of the shares held by the former employee. The purchase price as prescribed in the stockholders' agreements is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by us to all employee stockholders based on fully paid and vested common securities is classified as redeemable common securities on the consolidated balance sheet at the estimated fair market value of the common stock, with a corresponding adjustment to stockholders' equity (deficit). At December 31, 2004, the aggregate amount that may be payable by the Company to employee stockholders and employee optionholders, based on the estimated market value, was approximately $3,705,000. As there is no active market for the Company's Common Stock, the Company estimated the fair value of its Common Stock based on the valuation of Company Common Stock issued in connection with the Transactions.

      At December 31, 2003, employee stockholders held 63.33 of fully paid and vested Predecessor Common Stock under the terms of the AHI stockholders' agreement, which included similar requirements under which former employees could require the Predecessor to purchase all of the shares held by the employee stockholders. At December 31, 2003, the aggregate amount that could have been payable by the Predecessor was approximately $9,498,000 and was classified as redeemable Common Stock on the consolidated balance sheets

      The Company's Chief Executive Officer and its President exchanged 5.4945 and 2.7472 of their shares of Amscan Holdings Common Stock for 100 and 50 shares of AAH Common Stock with an equivalent value of $1,000,000 and $500,000, respectively. In addition, the Chief Executive Officer and the President exchanged 5.607 and 2.804 vested options to purchase shares of Amscan Holdings Common Stock, which had intrinsic values of $600,000 and $300,000, respectively, for vested options to purchase 65.455 and 32.727 shares of AAH Common Stock under the new equity incentive plan with intrinsic values of $492,000 and $245,000 and estimated fair values of $590,000 and $290,000, respectively. The fair value of the AAH options was included in the equity contribution related to the Transactions; however as the options are options to purchase redeemable common stock their estimated redemption value is classified as redeemable common securities on the consolidated balance sheet.

      At December 31, 2003, an officer of the Company held 3.00 shares of Common Stock (the "Restricted Stock"), which were to vest in December 2004 under the terms of his employment agreement. In connection with the Transactions, the 3.00 shares of Restricted Stock vested immediately on April 30, 2004 (see Note 1). During the four months ended April 30, 2004, and the two years ended December 31, 2003 and 2002, the Company recorded the amortization of Restricted Stock of $52,000, $168,000 and $236,000, respectively, as compensation expense, which is included in general and administrative expenses in the Company's consolidated statements of operations.

      At December 31, 2003, the Company held a note receivable from a former officer for $655,000, which bore interest at 6.65% and was to mature in March 2009. In connection with the Transactions, the note receivable from the former officer was repaid on April 30, 2004. In addition, at December 31, 2003, the Company held a note receivable from a former employee for $25,000, which bore interest at Libor plus 2% and matured and was repaid in January 2004. These notes arose in connection with the issuance of shares of Common Stock and were reported on the consolidated balance sheet at December 31, 2003, as an increase in stockholders' deficit.

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

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2004

      In July 2003, the Company purchased 6 shares of Common Stock from its President at a price of $150,000 per share, for an aggregate cost of $900,000. The President used a portion of the proceeds to repay his outstanding loan balance of $402,000. The Company retired the 6 shares of Common Stock.

      In January 2004 and December 2003, the estate of John A. Svenningsen (the "Estate") sold its shares of Common Stock to Goldman Sachs and other current shareholders, including 5.02 shares to employees of the Company. In December 2003, the sale of 5.02 shares to employees increased redeemable Common Stock by $753,000.

      On March 30, 2001, the Board of Directors authorized 500 shares of preferred stock, $0.10 par value, and designated 100 shares as Series A Redeemable Convertible Preferred Stock ("Series A Redeemable Convertible Preferred Stock"). Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP for proceeds of $6.0 million. In connection with the Transactions on April 30, 2004, the Company redeemed all outstanding shares of Series A Redeemable Convertible Preferred Stock, including accrued dividends of $34,000. Dividends were cumulative and payable annually, at 6% per annum. On March 30, 2002, 2003 and 2004, the annual dividends were distributed in additional shares of Series A Redeemable Convertible Preferred Stock. Dividends payable on or prior to March 30, 2004, were payable in additional shares of Series A Redeemable Convertible Preferred Stock. Subsequent to March 30, 2004, dividends were to be payable, at the option of the Company, either in cash or additional shares of Series A Redeemable Convertible Preferred Stock. At December 31, 2003, accrued dividends aggregated $303,372 and were included in redeemable convertible preferred stock on the consolidated balance sheet.

      Each share of the Series A Redeemable Convertible Preferred Stock was convertible at the option of the holder, at any time, into one share of Common Stock of the Company, $0.10 par value. At December 31, 2003, the redeemable convertible preferred stock was convertible into Common Stock at a price of $150,000 per common share. As of December 31, 2003, there were 46.97 shares of Common Stock reserved for such conversion.

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


NOTE 15- COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Lease Agreements
      The Company has several non-cancelable operating leases principally for office, distribution and manufacturing facilities, showrooms, and warehouse equipment that expire on various dates through 2017. These leases generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance.

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2004

      At December 31, 2004, future minimum lease payments under all operating leases consisted of the following (dollars in thousands):

            2005...................................  $11,502
            2006...................................    9,713
            2007...................................    7,841
            2008...................................    5,187
            2009...................................    5,050
            Thereafter.............................   22,706
                                                    --------
                                                     $61,999
                                                    ========

      Rent expense for the eight months ended December 31, 2004, the four months ended April 30, 2004, and the years ended December 31, 2003 and 2002, was $7,610,000, $3,768,000, $13,267,000 and $12,705,000, respectively.

Royalty Agreements
      The Company has entered into royalty agreements with various licensors of copyrighted and trademarked characters and designs that are used on the Company's products which require royalty payments based on sales of the Company's products, and, in some cases, include annual minimum royalties.

      At December 31, 2004, the Company's commitment to pay future minimum royalties was as follows (dollars in thousands):

            2005...................................  $ 2,707
            2006...................................    3,517
            2007...................................    2,324
            2008...................................    1,889
            2009...................................      399
                                                     -------
                                                     $10,836
                                                     =======

      Royalty expense for the eight months ended December 31, 2004, the four months ended April 30, 2004, and the years ended December 31, 2003 and 2002, was $3,885,000, $2,126,000, $6,522,000 and $6,192,000 respectively.

Legal Proceedings
      The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.

Related Party Transactions
       Goldman Sachs and its affiliates received fees totaling $8,123,000 for services provided in connection with the Transactions. No fees were paid to Goldman Sachs and its affiliates in 2003. For the year ended December 31, 2002, the Company paid Goldman Sachs and its affiliates transaction fees of $3,231,572.

       In connection with the Transactions, the Company executed a management agreement with Berkshire Partners LLC and Weston Presidio. Pursuant to the management agreement, Berkshire Partners LLC and Weston Presidio will be paid annual management fees of $833,333 and $416,667, respectively. For the eight months ended December 31, 2004, management fees to Berkshire Partners LLC and Weston Presidio were $556,000 and $277,000, respectively. At December 31, 2004, accrued management fees payable to Berkshire Partners LLC and Weston Presidio totaled $139,000 and $277,000, respectively and are included in accrued expenses on the consolidated balance sheet. Although the indenture governing the 8.75% senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.

      During the four months ended April 30, 2004, and the years ended December 31, 2003 and 2002, the Company sold $836,000, $7,400,000, and $7,500,000 respectively, of metallic balloons and other party goods to American Greetings Corporation, a minority stockholder from February 2002 through the date of the Transactions.

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2004

Trade accounts receivable from American Greetings at December 31, 2003 was $1,937,000.

      In June 2003, the Company purchased 16 shares of Company Common Stock from its Chief Executive Officer at a price of $150,000 per share, or for an aggregate cash purchase price of $2,400,000, of which $2,115,000 was paid in June 2003 and $285,000 was paid in July 2003. The Chief Executive Officer used a portion of the proceeds to repay an outstanding loan balance of $1,588,000. The Company retired the 16 shares of Predecessor Common Stock in 2003.

      In July 2003, the Company purchased 6 shares of Company Common Stock from its President at a price of $150,000 per share, or for an aggregate cash purchase price of $900,000. The President used a portion of the proceeds to repay an outstanding loan balance of $402,000. The Company retired the 6 shares of Predecessor Common Stock in 2003.

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

      The Company's geographic area data are as follows (dollars in thousands):

      SUCCESSOR:                                           DOMESTIC    FOREIGN  ELIMINATIONS   CONSOLIDATED
                                                           --------    -------  ------------   ------------
      EIGHT MONTHS ENDED DECEMBER 31, 2004
      Sales to unaffiliated customers.....                 $227,733   $ 37,823                    $265,556
      Sales between geographic areas......                   11,539                $(11,539)
                                                           --------   --------     ---------      --------
      Net sales...........................                 $239,272   $ 37,823     $(11,539)      $265,556
                                                           ========    =======     =========      ========

      Income from operations..............                 $ 29,893   $  3,588     $    905       $ 34,386
                                                           ========   ========     =========
      Interest expense, net...............                                                          19,124
      Undistributed loss in unconsolidated
        joint venture.....................                                                           1,168
      Other income, net...................                                                            (286)
                                                                                                  ---------
      Income before income taxes and
        minority interests................                                                        $ 14,380
                                                                                                  ========

      Long-lived assets...................                 $469,816   $  8,729     $(22,899)      $455,646
                                                           ========   ========     =========      ========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2004

      PREDECESSOR:                                         DOMESTIC    FOREIGN  ELIMINATIONS   CONSOLIDATED
                                                           --------    -------  ------------   ------------
      FOUR MONTHS ENDED APRIL 30, 2004
      Sales to unaffiliated customers.....                 $115,939    $17,721                    $133,660
      Sales between geographic areas......                    5,487                 $(5,487)
                                                           --------    -------      --------      ---------
      Net sales...........................                 $121,426    $17,721      $(5,487)      $133,660
                                                           ========    =======      ========      =========

      Income from operations..............                 $  5,517    $ 1,156      $    347      $  7,020
                                                           ========    =======      ========
      Interest expense, net...............                                                           8,384
      Undistributed loss in unconsolidated
         joint venture....................                                                              89
      Gain on sale of available-for-sale
         securities.......................                                                             (47)
      Other income, net...................                                                             (11)
                                                                                                  ---------
      Loss before income taxes and
         minority interests...............                                                        $ (1,395)
                                                                                                  =========

      Long-lived assets...................                 $187,796    $ 8,473     $(25,224)      $171,045
                                                           ========    =======     =========      =========


      PREDECESSOR:                                         DOMESTIC    FOREIGN  ELIMINATIONS   CONSOLIDATED
                                                           --------    -------  ------------   ------------
      2003
      Sales to unaffiliated customers.....                 $346,575    $56,241                    $402,816
      Sales between geographic areas......                   20,533                $(20,533)
                                                           --------    -------     ---------      --------
      Net sales...........................                 $367,108    $56,241     $(20,533)      $402,816
                                                           ========    =======     =========      ========

      Income from operations..............                 $ 47,341    $ 3,680     $   1,240      $ 52,261
                                                           ========    =======     =========
      Interest expense, net...............                                                          26,368
      Gain on sale of available-for-sale
         securities.......................                                                          (1,486)
      Other expense, net..................                                                              52
                                                                                                  ---------
      Income before income taxes and
         minority interests...............                                                        $ 27,327
                                                                                                  =========

      Long-lived assets...................                 $194,261    $ 8,729     $(22,899)      $180,091
                                                           ========    =======     =========      =========


      PREDECESSOR:                                         DOMESTIC    FOREIGN  ELIMINATIONS   CONSOLIDATED
                                                           --------    -------  ------------   ------------
      2002
      Sales to unaffiliated customers.....                 $332,187    $53,416                    $385,603
      Sales between geographic areas......                   18,398                $(18,398)
                                                           --------    -------     ---------      ---------
      Net sales...........................                 $350,585    $53,416     $(18,398)      $385,603
                                                           ========    =======     =========      =========

      Income from operations..............                 $ 46,481    $ 1,410     $    824       $ 48,715
                                                           ========    =======     =========
      Interest expense, net...............                                                          21,792
      Other income, net...................                                                            (311)
                                                                                                  ---------
      Income before income taxes and
         minority interests...............                                                        $ 27,234
                                                                                                  =========

      Long-lived assets...................                 $204,292    $ 7,620     $(25,185)      $186,727
                                                           ========    =======     =========      =========


NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amounts for cash and cash equivalents, accounts receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value at December 31, 2004 and 2003 because of the short-term maturity of those instruments or their variable rates of interest.

      The carrying amounts of the Company's $175,000,000 senior subordinated notes at December 31, 2004 approximated fair value based on market price. The estimated fair value of the Company's $110,000,000 senior subordinated notes at December 31, 2003 was $111,100,000. The carrying amounts of the Company's borrowings under its Credit Facility and other revolving credit facilities approximate fair value because such obligations generally bear interest at floating rates.

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2004

The carrying amounts for other long-term debt approximate fair value at December 31, 2004 and 2003, based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity.


NOTE 18 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

      All derivative financial instruments that qualify for hedge accounting, such as interest rate swaps and foreign currency exchange agreements, are recognized on the consolidated balance sheets at fair value and changes in fair value are recognized periodically in either income or stockholders' equity (deficit) (as a component of other comprehensive income). For derivative financial instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a cash flow hedge, if any, is determined based on the dollar-offset method (i.e., the gain or loss on the derivative financial instrument in excess of the cumulative change in the present value of future cash flows of the hedged item) and is recognized in current earnings during the period of change. As long as hedge effectiveness is maintained, the Company's interest rate swap arrangements and foreign currency exchange agreements qualify for hedge accounting as cash flow hedges.

Interest Rate Risk Management
      As part of the Company's risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations (see Note 6). Accordingly, the interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in stockholders' equity (deficit) and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The fair value of the interest rate swap is the estimated amount that the counterparty would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparty.

      To effectively fix the interest rate on a portion of its new term loan (see Note 6), the Company entered into two interest rate swap agreements with a financial institution during 2004, for an initial aggregate notional amount of $17,425,000, increasing over three years to $62,597,000. At December 31, 2004, this hedge had an unrealized net loss of $184,000, which was included in accumulated other comprehensive income (loss) (see Note 19). No components of the agreements are excluded in the measurement of hedge effectiveness. As this hedge is 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The fair value of interest rate contracts at December 31, 2004 and 2003 of ($304,000) and ($810,000), respectively, are reported in accrued expenses of the consolidated balance sheet.

      To effectively fix the interest rate of its $10,000,000 first lien mortgage note (see Note 6), the Company entered into an interest rate swap agreement with a financial institution for a notional amount of $10,000,000, agreeing to receive 30-day LIBOR and to pay 5.65%. At December 31, 2003, this hedge had an unrealized net loss of $490,000, which was included in accumulated other comprehensive income (loss) (see Note 19). No components of the agreement are excluded in the measurement of hedge effectiveness. As this hedge was 100% effective, there was no impact on earnings due to hedge ineffectiveness. On April 30, 2004, in connection with the Transactions, the first lien mortgage note was paid in full and, as a result, the interest rate swap agreement was terminated at a cost of $673,600.

Foreign Exchange Risk Management
      A portion of the Company's cash flows is derived from transactions denominated in foreign currencies. The United States dollar value of transactions denominated in foreign currencies fluctuates as the United States dollar strengthens or weakens relative to these foreign currencies. In order to reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, including the British Pound Sterling and the Euro, the Company enters into foreign exchange contracts with major international financial institutions. These forward

]                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2004

contracts, which typically mature within one year, are designed to hedge anticipated foreign currency transactions, primarily inter-company inventory purchases and trade receivables. No components of the contracts are excluded in the measurement of hedge effectiveness. The critical terms of the foreign exchange contracts are the same as the underlying forecasted transactions; therefore, changes in the fair value of foreign exchange contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions. At December 31, 2004 and 2003, the Company had foreign currency exchange contracts with notional amounts of $15,400,000 and $12,100,000, respectively. The foreign currency exchange contracts are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in stockholders' equity (deficit). The fair value of the foreign currency exchange contracts is the estimated amount that a counterparty would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. The fair value adjustment at December 31, 2004 and 2003 are unrealized net losses of $173,000, and $692,000, respectively, which have been included in accumulated other comprehensive income (loss) (see Note 19). The Company anticipates that substantially all gains and losses in accumulated other comprehensive income (loss) related to foreign exchange contracts will be reclassified into earnings by December 2005. The fair value of foreign exchange contracts at December 31, 2004 and 2003 of ($286,000) and ($997,000),
respectively, are reported in accrued expenses in the consolidated balance sheet.


NOTE 19 - COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) consisted of the following (dollars in thousands):

                                    EIGHT MONTHS     FOUR MONTHS
                                       ENDED            ENDED         YEAR ENDED       YEAR ENDED
                                    DECEMBER 31,      APRIL 30,      DECEMBER 31,      DECEMBER 31,
                                    ------------      ---------      ------------      ------------
                                        2004            2004             2003             2002
                                        ----            ----             ----             ----
                                     (SUCCESSOR)    (PREDECESSOR)    (PREDECESSOR)    (PREDECESSOR)
Net income (loss).................       $8,564        $(890)           $17,163         $ 16,465
Net change in cumulative
  translation adjustment..........        1,702         (673)             2,161            1,304
Change in fair value of
  available-for-sale  securities,
  net of income tax (benefit) of
  $(14) and $620, respectively.....                      (22)               949
Reclassification adjustment for
  available-for-sale securities
  sold during the period, net of
  income tax benefit of $(19) and
  $(587), respectively............                       (28)              (899)
Change in fair value of interest
  rate swap contracts, net of
  income tax (benefit) of $(120),
  $54, $101, and $(421),
  respectively....................         (184)          82                154             (644)
Reclassification adjustment for
  the interest rate swap contract
  terminated in connection with
  the Transactions, net of income
  taxes of  $266..................                       408
Change in fair value of the
  foreign exchange contracts, net
  of income tax (benefit) of
  $(113), $146, $(148) and
  $(229), respectively............         (173)         224               (226)            (352)
                                         ------        -----            -------         --------
                                         $9,909        $(899)           $19,302         $ 16,773
                                         ======        =====            =======         ========

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2004

   Accumulated other comprehensive income (loss) consisted of the following (dollars in thousands):

                                                           DECEMBER 31,  DECEMBER 31,
                                                              2004          2003
                                                           ------------  -------------
                                                           (Successor)   (Predecessor)

 Cumulative translation adjustment.......................      $1,702           $686
 Unrealized gain on available-for-sale securities, net
   of income taxes of $33................................                         50
 Interest rate swap contracts, net of income tax benefit
   of $(120) and $(320), respectively....................        (184)          (490)
 Foreign exchange contracts, net of income tax benefit
   of $(113) and $(305), respectively....................        (173)          (692)
                                                               ------         ------
                                                               $1,345          $(446)
                                                               ======          =====


NOTE 20 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

      On April 30, 2004, in connection with the consummation of the Transactions, all borrowings under the then existing credit agreement were repaid and the facility was terminated. In addition, $87,200,000 in aggregate principal amount of the 9.875% senior subordinated notes due 2007 were accepted in a tender offer and a redemption notice was issued for the remaining senior subordinated notes (see Note 2). The aggregate cost to purchase the 9.875% senior subordinated notes due 2007 tendered pursuant to the tender offer was approximately $93,500,000, or 103.542% of the principal amount of such 9.875% senior subordinated notes plus accrued and unpaid interest. On May 31, 2004, the remaining $22,800,000 in aggregate principal amount of the outstanding 9.875% senior subordinated notes was redeemed pursuant to the redemption notice at a price of 103.292% of the principal amount of such notes, or $23,551,000, plus accrued and unpaid interest.

      The acquisition was financed with initial borrowings consisting of a $205,000,000 term loan under a new senior secured credit facility, which includes a $50,000,000 revolving loan facility, the proceeds from the issuance of $175,000,000 of 8.75% senior subordinated notes due 2014, the equity contribution by our Principal Investors and employee stockholders of $140,524,000, borrowings under the revolver of $23,551,000 and approximately $2,900,000 of cash on hand.

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

                              AMSCAN HOLDINGS, INC.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 2004

      Non-guarantor subsidiaries ("Non-guarantors") include the following:

   -  Amscan Distributors (Canada) Ltd.
   -  Amscan Holdings Limited
   -  Amscan (Asia-Pacific) Pty. Ltd.
   -  Amscan Partyartikel GmbH
   -  Amscan de Mexico, S.A. de C.V.
   -  Anagram International (Japan) Co., Ltd.
   -  Anagram Espana, S.A.
   -  Anagram France S.C.S.
   -  JCS Hong Kong Ltd.

      The following consolidating information presents consolidating balance sheets as of December 31, 2004 (Successor) and 2003 (Predecessor), and the related consolidating statements of operations and cash flows for the eight months ended December 31, 2004 (Successor), the four months ended April 30, 2004 (Predecessor) and for each of the two years in the period ended December 31, 2003 (Predecessor) for the combined Guarantors and the combined Non-guarantors and elimination entries necessary to consolidate the entities comprising the combined companies.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2004
                                   (SUCCESSOR)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                 AMSCAN
                                                              HOLDINGS AND     COMBINED
                                                                COMBINED         NON-
                                                               GUARANTORS     GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                               ----------     ----------     ------------     ------------
ASSETS
Current assets:
    Cash and cash equivalents ............................      $   3,153      $   1,099                       $   4,252
    Accounts receivable, net of allowances ...............         72,353         11,615                          83,968
    Inventories, net of allowances .......................         77,386         11,052       $    (279)         88,159
    Prepaid expenses and other current assets ............         13,914          1,327                          15,241
                                                                ---------      ---------       ---------       ---------
        Total current assets .............................        166,806         25,093            (279)        191,620
Property, plant and equipment, net .......................         94,179          1,955                          96,134
Goodwill, net ............................................        277,699          5,222                         282,921
Tradenames ...............................................         33,500                                         33,500
Intangible assets, net ...................................         23,289                                         23,289
Other assets, net ........................................         41,875          3,331         (25,404)         19,802
                                                                ---------      ---------         -------       ---------
        Total assets                                            $ 637,348      $  35,601       $ (25,683)      $ 647,266
                                                                =========      =========       =========       =========
LIABILITIES, REDEEMABLE COMMON SECURITIES
    AND STOCKHOLDERS' EQUITY
Current liabilities:
    Loans and notes payable ..............................      $   2,025                                      $   2,025
    Accounts payable .....................................         34,918      $   1,924                          36,842
    Accrued expenses .....................................         14,425          6,555                          20,980
    Income taxes payable .................................          2,319            302       $     (27)          2,594
    Current portion of long-term obligations .............          2,627            180                           2,807
                                                                ---------      ---------       ---------       ---------
        Total current liabilities ........................         56,314          8,961             (27)         65,248
Long-term obligations, excluding current portion .........        384,802            191                         384,993
Deferred income tax liabilities ..........................         43,175                                         43,175
Other ....................................................          2,372         23,310         (22,265)          3,417
                                                                ---------      ---------       ---------       ---------
        Total liabilities ................................        486,663         32,462         (22,292)        496,833
Redeemable common securities .............................          3,705                                          3,705

Commitments and contingencies

Stockholders' equity:
    Preferred Stock ......................................                                                            --
    Common Stock .........................................                           339            (339)             --
    Additional paid-in capital ...........................        136,819                                        136,819
    Retained earnings ....................................          8,816          1,384          (1,636)          8,564
    Accumulated other comprehensive income ...............          1,345          1,416          (1,416)          1,345
                                                                ---------      ---------       ---------       ---------
               Total stockholders' equity ................        146,980          3,139          (3,391)        146,728
                                                                ---------      ---------       ---------       ---------
               Total liabilities, redeemable common
                       securities and stockholders' equity      $ 637,348      $  35,601       $ (25,683)      $ 647,266
                                                                =========      =========       =========       =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2003
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                         AMSCAN
                                                                       HOLDINGS AND      COMBINED
                                                                        COMBINED           NON-
                                                                       GUARANTORS       GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                                                       ----------       ----------     ------------    ------------
ASSETS
Current assets:
        Cash and cash equivalents .................................      $  30,740       $     722                       $  31,462
        Accounts receivable, net ..................................         63,553          12,129                          75,682
        Inventories ...............................................         75,991           9,357       $    (211)         85,137
        Prepaid expenses and other current assets .................          8,611           1,248            (129)          9,730
                                                                         ---------       ---------       ---------       ---------
        Total current assets ......................................        178,895          23,456            (340)        202,011
Property, plant and equipment, net ................................         94,789           1,705                          96,494
Goodwill, net .....................................................         66,453           5,533                          71,986
Intangible assets, net ............................................            333                                             333
Other assets, net .................................................         32,686           1,491         (22,899)         11,278
                                                                         ---------       ---------       ---------       ---------
        Total assets ..............................................      $ 373,156       $  32,185       $ (23,239)      $ 382,102
                                                                         =========       =========       =========       =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED AND COMMON SECURITIES
    AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
        Accounts payable ..........................................      $  33,221       $   1,695                       $  34,916
        Accrued expenses ..........................................         14,156           5,965                          20,121
        Income taxes payable ......................................          3,307                       $    (129)          3,178
        Current portion of long-term obligations ..................         23,110             127                          23,237
                                                                         ---------       ---------       ---------       ---------
        Total current liabilities .................................         73,794           7,787            (129)         81,452
Long-term obligations, excluding current portion ..................        272,104             168                         272,272
Deferred income tax liabilities ...................................         18,040                                          18,040
Other .............................................................          1,083          13,133         (11,802)          2,414
                                                                         ---------       ---------       ---------       ---------
        Total liabilities .........................................        365,021          21,088         (11,931)        374,178

Redeemable convertible preferred stock ............................          7,045                                           7,045
Redeemable common securities ......................................          9,498                                           9,498

Commitments and Contingencies......................................

Stockholders' (deficit) equity:
        Common Stock ..............................................                            339            (339)             --
        Additional paid-in capital ................................         26,682             658            (658)         26,682
        Unamortized restricted Common Stock
           award, net .............................................           (155)                                           (155)
        Notes receivable from stockholders ........................           (680)                                           (680)
        (Deficit) retained earnings ...............................        (33,809)         10,292         (10,503)        (34,020)
        Accumulated other comprehensive loss ......................           (446)           (192)            192            (446)
                                                                         ---------       ---------       ---------       ---------
               Total stockholders' (deficit) equity ...............         (8,408)         11,097         (11,308)         (8,619)
                                                                         ---------       ---------       ---------       ---------
               Total liabilities, redeemable convertible
                    preferred and Common Securities and
                    stockholders' (deficit) equity ................      $ 373,156       $  32,185       $ (23,239)      $ 382,102
                                                                         =========       =========       =========       =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE EIGHT MONTHS ENDED DECEMBER 31, 2004
                                   (SUCCESSOR)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                         AMSCAN
                                                      HOLDINGS AND      COMBINED
                                                        COMBINED          NON-
                                                       GUARANTORS      GUARANTORS      ELIMINATIONS    CONSOLIDATED
                                                       ----------      ----------      ------------    ------------
Net sales ........................................      $ 239,272       $  37,823       $ (11,539)      $ 265,556
Cost of sales ....................................        165,028          24,746         (11,564)        178,210
                                                        ---------       ---------       ---------       ---------
               Gross profit ......................         74,244          13,077              25          87,346
Operating expenses:
      Selling expenses ...........................         18,959           4,570                          23,529
      General and administrative expenses ........         17,704           4,586            (880)         21,410
      Provision for doubtful accounts ............            975             333                           1,308
      Art and development costs ..................          6,713                                           6,713
                                                        ---------       ---------       ---------       ---------
               Total operating expenses ..........         44,351           9,489            (880)         52,960
                                                        ---------       ---------       ---------       ---------
               Income from operations ............         29,893           3,588             905          34,386
Interest expense, net ............................         19,022             102                          19,124
Undistributed loss in unconsolidated joint venture         (1,299)                          2,467           1,168
Other income, net ................................         (1,086)            (80)            880            (286)
                                                        ---------       ---------       ---------       ---------
               Income before income taxes and
                 minority interests ..............         13,256           3,566          (2,442)         14,380
Income tax expense ...............................          4,707             962              10           5,679
Minority interests ...............................                            137                             137
                                                        ---------       ---------       ---------       ---------
               Net income ........................      $   8,549       $   2,467       $  (2,452)      $   8,564
                                                        =========       =========       =========       =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE FOUR MONTHS ENDED APRIL 30, 2004
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                   AMSCAN
                                                                HOLDINGS AND     COMBINED
                                                                  COMBINED         NON-
                                                                 GUARANTORS     GUARANTORS       ELIMINATIONS   CONSOLIDATED
                                                                 ----------     ----------       ------------   ------------
Net sales ..................................................      $ 121,426       $  17,721       $  (5,487)      $ 133,660
Cost of sales ..............................................         81,845          11,796          (5,394)         88,247
                                                                  ---------       ---------       ---------       ---------
               Gross profit ................................         39,581           5,925             (93)         45,413
Operating expenses:
      Selling expenses .....................................         10,095           2,335                          12,430
      General and administrative expenses ..................          8,280           2,305            (440)         10,145
      Provision for doubtful accounts ......................            600             129                             729
      Art and development costs ............................          3,332                                           3,332
      Non-recurring expenses related to the Transactions ...         11,757                                          11,757
                                                                  ---------       ---------       ---------       ---------
               Total operating expenses ....................         34,064           4,769            (440)         38,393
                                                                  ---------       ---------       ---------       ---------
               Income from operations ......................          5,517           1,156             347           7,020
Interest expense, net ......................................          8,320              64                           8,384
Undistributed loss in unconsolidated joint venture .........           (646)                            735              89
Gain on sale of available-for-sale securities ..............            (47)                                            (47)
Other income, net ..........................................           (412)            (39)            440             (11)
                                                                  ---------       ---------       ---------       ---------
               (Loss) income before income taxes and
                  minority interests .......................         (1,698)          1,131            (828)         (1,395)
Income tax (benefit) expense ...............................           (864)            350             (37)           (551)
Minority interests .........................................                             46                              46
                                                                  ---------       ---------       ---------       ---------
               Net (loss) income ...........................           (834)            735            (791)           (890)
               Dividend on redeemable convertible
                  preferred stock ..........................            136                                             136
                                                                  ---------       ---------       ---------       ---------
               Net (loss) income applicable to common shares      $    (970)      $     735       $    (791)      $  (1,026)
                                                                  =========       =========       =========       =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                            AMSCAN
                                                         HOLDINGS AND      COMBINED
                                                           COMBINED          NON-
                                                          GUARANTORS      GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                                          ----------      ----------     ------------    ------------
Net sales ...........................................      $ 367,108       $  56,241       $ (20,533)      $ 402,816
Cost of sales .......................................        250,242          39,456         (20,573)        269,125
                                                           ---------       ---------       ---------       ---------
               Gross profit .........................        116,866          16,785              40         133,691
Operating expenses:
      Selling expenses ..............................         30,296           6,219                          36,515
      General and administrative expenses ...........         26,339           6,786          (1,200)         31,925
      Provision for doubtful accounts ...............          2,515              73                           2,588
      Art and development costs .....................          9,395                                           9,395
      Restructuring charges .........................            980              27                           1,007
                                                           ---------       ---------       ---------       ---------
               Total operating expenses .............         69,525          13,105          (1,200)         81,430
                                                           ---------       ---------       ---------       ---------
               Income from operations ...............         47,341           3,680           1,240          52,261

Interest expense, net ...............................         25,610             758                          26,368
Gain on sale of available-for-sale securities .......         (1,486)                                         (1,486)
Other (income) expense, net .........................         (2,928)            136           2,844              52
                                                           ---------       ---------       ---------       ---------
               Income before income taxes and
                    minority interests ..............         26,145           2,786          (1,604)         27,327

Income tax expense ..................................          9,022           1,043                          10,065
Minority interests ..................................                             99                              99
                                                           ---------       ---------       ---------       ---------
               Net income ...........................         17,123           1,644          (1,604)         17,163
               Dividend on redeemable convertible
                   preferred stock ..................            399                                             399
                                                           ---------       ---------       ---------       ---------
               Net income applicable to common shares      $  16,724       $   1,644       $  (1,604)      $  16,764
                                                           =========       =========       =========       =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                            AMSCAN
                                                         HOLDINGS AND      COMBINED
                                                           COMBINED          NON-
                                                          GUARANTORS      GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                                          ----------      ----------     ------------    ------------
Net sales ...........................................      $ 350,585       $  53,416       $ (18,398)      $ 385,603
Cost of sales .......................................        233,112          38,130         (18,262)        252,980
                                                           ---------       ---------       ---------       ---------
               Gross profit .........................        117,473          15,286            (136)        132,623
Operating expenses:
      Selling expenses ..............................         28,586           6,033                          34,619
      General and administrative expenses ...........         26,764           6,252            (960)         32,056
      Provision for doubtful accounts ...............          2,147             861                           3,008
      Art and development costs .....................         10,301                                          10,301
      Write-off of deferred financing and IPO-related
         costs ......................................          2,261                                           2,261
      Restructuring charges .........................            933             730                           1,663
                                                           ---------       ---------       ---------       ---------
               Total operating expenses .............         70,992          13,876            (960)         83,908
                                                           ---------       ---------       ---------       ---------
               Income from operations ...............         46,481           1,410             824          48,715

Interest expense, net ...............................         21,121             671                          21,792
Other (income) expense, net .........................         (2,182)          2,327            (456)           (311)
                                                           ---------       ---------       ---------       ---------
               Income (loss) before income taxes and
                    minority interests ..............         27,542          (1,588)          1,280          27,234

Income tax expense (benefit) ........................         10,995            (184)            (54)         10,757
Minority interests ..................................                             12                              12
                                                           ---------       ---------       ---------       ---------
               Net income (loss) ....................         16,547          (1,416)          1,334          16,465
               Dividend on redeemable convertible
                   preferred stock ..................            376                                             376
                                                           ---------       ---------       ---------       ---------
               Net income (loss) applicable to common
                  shares ............................      $  16,171       $  (1,416)      $   1,334       $  16,089
                                                           =========       =========       =========       =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE EIGHT MONTHS ENDED DECEMBER 31, 2004
                                   (SUCCESSOR)
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                          AMSCAN HOLDINGS   COMBINED
                                                                           AND COMBINED        NON-
                                                                            GUARANTORS      GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                                            ----------      ----------   ------------   ------------
Cash flows provided by (used in) operating activities:
     Net income .......................................................      $   8,549      $   2,467      $  (2,452)     $   8,564
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
          Depreciation and amortization expense .......................          9,070            449                         9,519
          Amortization of deferred financing costs ....................          1,022                                        1,022
          Provision for doubtful accounts .............................            975            333                         1,308
          Deferred income tax benefit .................................          3,638                                        3,638
          Gain on disposal of equipment ...............................             (1)            (3)                           (4)
          Undistributed loss in unconsolidated joint venture ..........          1,168                                        1,168
          Changes in operating assets and liabilities:
                    Decrease in accounts receivable ...................          1,350            202                         1,552
                    Increase in inventories, net ......................         (4,571)        (1,998)           (25)        (6,594)
                    (Increase) decrease in prepaid expenses, other
                       current assets and other, net ..................            (56)        (2,938)         2,467           (527)
                    Increase in accounts payable, accrued
                       expenses and income taxes payable ..............          4,212            894             10          5,116
                                                                             ---------      ---------      ---------      ---------
                    Net cash provided by (used in) operating activities         25,356           (594)            --         24,762

Cash flows used in investing activities:

     Cash paid to consummate the Transactions .........................       (529,982)                                    (529,982)
     Capital expenditures .............................................         (7,384)          (325)                       (7,709)
     Proceeds from disposal of property and equipment .................            160            399                           559
                                                                             ---------      ---------      ---------      ---------
                    Net cash used in investing activities .............       (537,206)            74             --       (537,132)

Cash flows provided by (used in) financing activities:
     Proceeds from loans, notes payable and long-term
          obligations, net of debt issuance costs of $12,705 ..........        368,941                                      368,941
     Repayment of loans, notes payable and long-term
         obligations ..................................................         (1,651)          (117)                       (1,768)
     Capital contributions in connection with the Transactions ........        139,024                                      139,024
                                                                             ---------      ---------      ---------      ---------
                    Net cash provided by (used in) financing activities        506,314           (117)            --        506,197
Effect of exchange rate changes on cash and cash equivalents ..........             43          1,145                         1,188
                                                                             ---------      ---------      ---------      ---------
                    Net decrease in cash and cash equivalents .........         (5,493)           508                        (4,985)
Cash and cash equivalents at beginning of period ......................          8,646            591                         9,237
                                                                             ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period ............................      $   3,153      $   1,099      $      --      $   4,252
                                                                             =========      =========      =========      =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE FOUR MONTHS ENDED APRIL 30, 2004
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    AMSCAN HOLDINGS     COMBINED
                                                                     AND COMBINED         NON-
                                                                      GUARANTORS       GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                                      ----------       ----------     ------------     ------------
Cash flows provided by operating activities:
     Net (loss) income ...........................................      $   (834)       $    735        $   (791)        $   (890)
     Adjustments to reconcile net (loss) income to net
       cash provided by operating activities:
          Depreciation and amortization expense ..................         5,076             220                            5,296
          Amortization of deferred financing costs ...............           709                                              709
          Amortization of restricted Common Stock award ..........            52                                               52
          Provision for doubtful accounts ........................           600             129                              729
          Deferred income tax benefit ............................        (2,220)                                          (2,220)
          Gain on disposal of equipment ..........................                           (35)                             (35)
          Undistributed loss in unconsolidated joint venture .....            89                                               89
          Debt retirement costs incurred in connection with
               the Transactions ..................................         6,209                                            6,209
          Write-off of deferred financing costs ..................         5,548                                            5,548
          Gain on sale of available-for-sale securities ..........           (47)                                             (47)
          Changes in operating assets and liabilities:
                    Increase in accounts receivable ..............       (13,843)         (1,404)                         (15,247)
                    Decrease in inventories, net .................         5,833             303              93            6,229
                    Increase in prepaid expenses and other
                       current assets ............................        (2,400)            664             735           (1,001)
                    Increase in accounts payable, accrued expenses
                       and income taxes payable ..................         3,663             365             (37)           3,991
                                                                        --------        --------        --------         --------
                    Net cash provided by operating activities ....         8,435            (977)                           9,412

Cash flows used in investing activities:

     Capital expenditures ........................................        (3,205)           (521)                          (3,726)
     Proceeds from sale of available-for-sale securities .........            65                                               65
     Proceeds from disposal of property and equipment ............                            53                               53
                                                                        --------        --------        --------         --------
                    Net cash used in investing activities ........        (3,140)           (468)             --           (3,608)

Cash flows used in financing activities:
     Repayment of loans, notes payable and long-term
         obligations .............................................       (21,184)            (67)                         (21,251)
     Debt retirement costs paid in connection with the
           Transactions ..........................................        (6,209)                                          (6,209)
     Repayment of note receivable from stockholder ...............            25                                               25
                                                                        --------        --------        --------         --------
                    Net cash used in financing activities ........       (27,368)            (67)             --          (27,435)
Effect of exchange rate changes on cash and cash equivalents .....           (21)           (573)                            (594)
                                                                        --------        --------        --------         --------
                    Net decrease in cash and cash equivalents ....       (22,094)           (131)                         (22,225)
Cash and cash equivalents at beginning of period .................        30,740             722                           31,462
                                                                        --------        --------        --------         --------
Cash and cash equivalents at end of period .......................      $  8,646        $    591        $     --         $  9,237
                                                                        ========        ========        ========         ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          AMSCAN HOLDINGS    COMBINED
                                                                           AND COMBINED        NON-
                                                                            GUARANTORS      GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                                            ----------      ----------   ------------   ------------
Cash flows provided by (used in) operating activities:
     Net income ........................................................      $ 17,123       $  1,644       $ (1,604)      $ 17,163
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
          Depreciation and amortization ................................        15,540            579                        16,119
          Amortization of deferred financing costs .....................         2,131                                        2,131
          Loss on disposal of property, plant and equipment ............           109             13                           122
          Provision for doubtful accounts ..............................         2,515             73                         2,588
          Amortization of restricted Common Stock awards ...............           168                                          168
          Gain on sale of available-for-sale securities ................        (1,486)                                      (1,486)
          Non-cash restructuring charges ...............................           104                                          104
          Deferred income tax provision ................................         5,231                                        5,231
          Changes in operating assets and liabilities:
                    Increase in accounts receivable ....................          (972)        (2,656)                       (3,628)
                    Decrease (increase) in inventories .................         7,553           (400)           (40)         7,113
                    Decrease (increase) in prepaid expenses, other
                       current assets and other, net ...................         1,337           (731)         1,644          2,250
                    (Increase) decrease in accounts payable, accrued
                       expenses and income taxes payable ...............        (6,547)           834                        (5,713)
                                                                              --------       --------       --------       --------
                    Net cash provided by (used in) operating activities         42,806           (644)            --         42,162

Cash flows used in investing activities:

     Capital expenditures ..............................................       (11,660)          (865)                      (12,525)
     Proceeds from sale of available-for-sale securities ...............         2,005                                        2,005
     Proceeds from disposal of property, plant and equipment ...........           117             87                           204
                                                                              --------       --------       --------       --------
                    Net cash used in investing activities ..............        (9,538)          (778)                      (10,316)

Cash flows used in financing activities:

     Proceeds from exercise of Common Stock options ....................           831                                          831
     Repayment of loans, notes payable and long-term obligations .......        (3,530)          (193)                       (3,723)
     Purchase of Common Stock from officers ............................        (3,300)                                      (3,300)
     Repayment of notes receivable from officers .......................         1,990                                        1,990
                                                                              --------       --------       --------       --------
                    Net cash used in financing activities ..............        (4,009)          (193)                       (4,202)
Effect of exchange rate changes on cash and cash equivalents ...........            (2)         1,420                         1,418
                                                                              --------       --------       --------       --------
                    Net increase (decrease) in cash and cash equivalents        29,257           (195)                       29,062
Cash and cash equivalents at beginning of year .........................         1,483            917                         2,400
                                                                              --------       --------       --------       --------
Cash and cash equivalents at end of year ...............................      $ 30,740       $    722       $     --       $ 31,462
                                                                              ========       ========       ========       ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    AMSCAN HOLDINGS     COMBINED
                                                                      AND COMBINED        NON-
                                                                      GUARANTORS       GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                                                      ----------       ----------     ------------    ------------
Cash flows provided by operating activities:
     Net income (loss) ...........................................      $  16,547       $  (1,416)      $   1,334       $  16,465
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Depreciation and amortization ..........................         13,443             519                          13,962
          Amortization of deferred financing costs ...............          1,202                                           1,202
          (Gain) loss on disposal of property, plant and equipment           (348)             94                            (254)
          Provision for doubtful accounts ........................          2,147             861                           3,008
          Write-off of deferred financing costs ..................          1,460                                           1,460
          Amortization of restricted Common Stock awards .........            236                                             236
          Deferred income tax provision (benefit) ................          5,013            (144)                          4,869
          Changes in operating assets and liabilities, net of
            acquisition:
              Increase in accounts receivable ....................         (4,528)         (3,406)                         (7,934)
              Increase in inventories ............................        (13,710)         (1,817)            136         (15,391)
              (Increase) decrease in prepaid expenses, other
                 current assets and other, net ...................         (4,949)          4,338          (1,416)         (2,027)
              Increase in accounts payable, accrued expenses
                 and income taxes payable ........................          3,665           1,122             (54)          4,733
                                                                        ---------       ---------       ---------       ---------
              Net cash provided by operating activities ..........         20,178             151              --          20,329

Cash flows used in investing activities:

     Cash paid in connection with acquisition ....................        (13,548)                                        (13,548)
     Capital expenditures ........................................        (17,248)           (464)                        (17,712)
     Proceeds from disposal of property, plant and equipment .....            481              49                             530
                                                                        ---------       ---------       ---------       ---------
              Net cash used in investing activities ..............        (30,315)           (415)                        (30,730)

Cash flows provided by (used in) financing activities:
     Proceeds from loans, notes payable and long-term obligations, net of debt issuance costs (including original issue
        discount) of $6,032 ......................................        163,968                                         163,968
     Repayment of loans, notes payable and long-term obligations .       (152,198)           (153)                       (152,351)
     Loans to officers under notes ...............................           (200)                                           (200)
                                                                        ---------       ---------       ---------       ---------
              Net cash provided by (used in) financing activities          11,570            (153)                         11,417
Effect of exchange rate changes on cash and cash equivalents .....            (10)            378                             368
                                                                        ---------       ---------       ---------       ---------
              Net increase (decrease) in cash and cash equivalents          1,423             (39)                          1,384
Cash and cash equivalents at beginning of year ...................             60             956                           1,016
                                                                        ---------       ---------       ---------       ---------
Cash and cash equivalents at end of year .........................      $   1,483       $     917       $      --       $   2,400
                                                                        =========       =========       =========       =========

                                   SCHEDULE II
                              AMSCAN HOLDINGS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)

                                                                       BEGINNING                                       ENDING
                                                                        BALANCE       WRITE-OFFS      ADDITIONS        BALANCE
Allowance for Doubtful Accounts:
    Predecessor:
        For the year ended December 31, 2002....................         $3,937          $1,818        $3,008          $5,127
        For the year ended December 31, 2003....................          5,127           4,890         2,588           2,825
        For the four months ended April 30, 2004................          2,825             444           729           3,110

        Successor:
        For the eight months ended December 31, 2004............         $3,110          $1,811        $1,294          $2,593

                                                                       BEGINNING                                       ENDING
                                                                        BALANCE       WRITE-OFFS     ADDITIONS         BALANCE
Inventory Reserves:

    Predecessor:
        For the year ended December 31, 2002....................         $3,306          $1,187        $1,259          $3,378
        For the year ended December 31, 2003....................          3,378           2,267         1,614           2,725
        For the four months ended April 30, 2004................          2,725             277           583           3,031

Successor:
        For the eight months ended December 31, 2004............         $    -          $             $  984          $  984