Form 10-Q
period 2005-03-31
AMSCAN HOLDINGS INC
filed 2005-05-16
CIK 1024729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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

      Yes [ ]     No [X]

As of May 16, 2005, 1,000.00 shares of Registrant's common stock, par value $0.10, were outstanding.

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-Q

                                 MARCH 31, 2005

                                TABLE OF CONTENTS

                                                                                                 PAGE
                                           PART I

ITEM 1     FINANCIAL STATEMENTS  (UNAUDITED)

           Consolidated Balance Sheets at March 31, 2005 and December 31, 2004...............      3

           Consolidated Statements of Income for the Three Months Ended
               March 31, 2005 and 2004 (Predecessor).........................................      4

           Consolidated Statement of Stockholders' Equity for the Three Months
               Ended March 31, 2005..........................................................      5

           Consolidated Statements of Cash Flows for the Three Months Ended
               March 31, 2005 and 2004 (Predecessor).........................................      6

           Notes to Consolidated Financial Statements........................................      7

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.....................................................     21

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .......................     25

ITEM 4     CONTROLS AND PROCEDURES...........................................................     26

                                           PART II

ITEM 6     EXHIBITS..........................................................................     26

SIGNATURE  ..................................................................................     27

                              AMSCAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              MARCH 31,  DECEMBER 31,
                                                                                                2005         2004
                                                                                            -----------  ------------
                                                                                            (Unaudited)     (Note)
                                         ASSETS
Current assets:
    Cash and cash equivalents..........................................................     $     2,050  $      4,252
    Accounts receivable, net of allowances.............................................          90,590        83,968
    Inventories, net of allowances.....................................................          92,416        88,159
    Prepaid expenses and other current assets..........................................          15,554        15,241
                                                                                            -----------  ------------
         Total current assets .........................................................         200,610       191,620
Property, plant and equipment, net.....................................................          96,788        96,134
Goodwill, net..........................................................................         282,871       282,921
Tradenames.............................................................................          33,500        33,500
Other intangible assets, net...........................................................          21,973        23,289
Other assets, net......................................................................          19,064        19,802
                                                                                            -----------  ------------
         Total assets..................................................................     $   654,806  $    647,266
                                                                                            ===========  ============

     LIABILITIES, REDEEMABLE CONVERTIBLE COMMON SECURITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Loans and notes payable............................................................     $     3,325  $      2,025
    Accounts payable...................................................................          33,376        36,842
    Accrued expenses...................................................................          27,261        20,980
    Income taxes payable...............................................................           2,486         2,594
    Current portion of long-term obligations...........................................           2,806         2,807
                                                                                            -----------  ------------
         Total current liabilities.....................................................          69,254        65,248
Long-term obligations, excluding current portion.......................................         384,387       384,993
Deferred income tax liabilities........................................................          43,564        43,175
Other..................................................................................           3,297         3,417
                                                                                            -----------  ------------
         Total liabilities.............................................................         500,502       496,833

Redeemable common securities...........................................................           3,601         3,705

Commitments and contingencies..........................................................

Stockholders' equity:
    Preferred Stock ($0.01 par value; 10,000.00 shares authorized; none issued and
      outstanding......................................................................               -             -
    Common Stock ($0.01 par value; 40,000.00 shares authorized; 13,951.98 and
      13,962.38 shares issued and outstanding at March 31, 2005 and December 31,
      2004, respectively)..............................................................               -             -
    Additional paid-in capital.........................................................         136,819       136,819
    Retained earnings..................................................................          12,570         8,564
    Accumulated other comprehensive income.............................................           1,314         1,345
                                                                                            -----------  ------------
         Total stockholders' equity....................................................         150,703       146,728
                                                                                            -----------  ------------
         Total liabilities, redeemable convertible common securities and
            stockholders' equity ......................................................     $   654,806  $    647,266
                                                                                            ===========  ============

Note: The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date (see Note 3).

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                   -----------------------------
                                                                      2005             2004
                                                                   ----------      -------------
                                                                                   (Predecessor)
Net sales .....................................................    $  100,376       $   100,525
Cost of sales .................................................        66,801            66,081
                                                                   ----------       -----------
         Gross profit .........................................        33,575            34,444

Operating expenses:
   Selling expenses ...........................................         8,984             9,302
   General and administrative expenses ........................         8,378             8,129
   Art and development costs ..................................         2,262             2,433
                                                                   ----------       -----------
         Total operating expenses .............................        19,624            19,864
                                                                   ----------       -----------
         Income from operations ...............................        13,951            14,580

Interest expense, net .........................................         7,527             6,361
Undistributed loss in unconsolidated joint venture ............            63                33
Other income, net .............................................            (4)              (48)
                                                                   ----------       -----------
         Income before income taxes and minority interests.....         6,365             8,234

Income tax expense ............................................         2,355             3,252
Minority interests ............................................             4                43
                                                                   ----------       -----------
         Net income ...........................................         4,006             4,939
         Dividend on redeemable convertible preferred stock....                             102
                                                                   ----------       -----------
         Net income applicable to common shares ...............    $    4,006       $     4,837
                                                                   ==========       ===========

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2005
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         ACCUMULATED
                                                               ADDITIONAL                   OTHER
                                        COMMON      COMMON      PAID-IN      RETAINED    COMPREHENSIVE
                                        SHARES       STOCK       CAPITAL     EARNINGS      INCOME         TOTAL
                                       ---------   ---------   ----------   ---------   -------------   ---------
Balance at December 31, 2004........   13,962.38   $       -   $  136,819   $   8,564      $  1,345     $ 146,728
  Net income........................                                            4,006                       4,006
  Net change in cumulative
    translation adjustment..........                                                           (701)         (701)
 Change in fair value of interest
    rate swap and foreign
    exchange contracts, net of
    income taxes....................                                                            670           670
                                                                                                        ---------
  Comprehensive income..............                                                                        3,975
  Purchase and retirement of
    redeemable Common Stock
    held by a former employee.......      (10.40)
                                       ---------   ---------   ----------   ---------      --------     ---------
Balance at March 31, 2005...........   13,951.98   $       -   $  136,819   $  12,570      $  1,314     $ 150,703
                                       =========   =========   ==========   =========      ========     =========

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                     -------------------------
                                                                                             MARCH 31,
                                                                                     -------------------------
                                                                                       2005             2004
                                                                                     --------         --------
                                                                                                   (Predecessor)
Cash flows provided by operating activities:
   Net income ..............................................................         $  4,006         $  4,939
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization expense ................................            3,744            3,968
      Amortization of deferred financing costs .............................              369              537
      Amortization of restricted Common Stock award ........................                                39
      Provision for doubtful accounts ......................................              258              541
      Deferred income tax expense ..........................................            2,067              337
      Undistributed loss in unconsolidated joint venture ...................               63               33
      Gain on disposal of equipment ......................................                                 (36)
      Changes in operating assets and liabilities:
         Increase in accounts receivable ...................................           (7,096)         (13,279)
         (Increase) decrease in inventories ................................           (4,458)           4,442
         Increase in prepaid expenses and other current assets .............           (2,082)          (6,386)
         Increase in accounts payable, accrued expenses and income taxes
                 payable ...................................................            3,606            2,253
      Other, net ...........................................................               12            2,877
                                                                                     --------         --------
         Net cash provided by operating activities .........................              489              265

Cash flows used in investing activities:
   Capital expenditures ....................................................           (2,778)          (2,787)
   Proceeds from disposal of property and equipment ........................                                53
                                                                                     --------         --------
         Net cash used in investing activities .............................           (2,778)          (2,734)

Cash flows provided by (used in) financing activities:
   Repayment of loans, notes payable and long-term obligations .............             (690)         (21,094)
   Proceeds from short-term obligations ....................................            1,300
   Repayment of note receivable from employee stockholder ..................                                25
   Purchase and retirement of redeemable Common Stock
      held by a former employee ............................................             (104)
                                                                                     --------         --------
         Net cash provided by (used in) financing activities ...............              506          (21,069)
Effect of exchange rate changes on cash and cash equivalents ...............             (419)             247
                                                                                     --------         --------
         Net decrease in cash and cash equivalents .........................           (2,202)         (23,291)
Cash and cash equivalents at beginning of period ...........................            4,252           31,462
                                                                                     --------         --------
Cash and cash equivalents at end of period .................................         $  2,050         $  8,171
                                                                                     ========         ========
Supplemental Disclosures:
         Interest paid .....................................................         $  3,327         $  3,350
         Income taxes paid .................................................         $    537         $    893

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

NOTE 2 - THE TRANSACTIONS

      On April 30, 2004, Amscan and AAH Acquisition Corporation, ("AAH Acquisition"), a wholly-owned subsidiary of AAH Holdings Corporation, ("AAH Holdings"), a privately held corporation jointly controlled by funds affiliated with Berkshire Partners LLC and Weston Presidio (together the "Principal Investors") entered into a merger agreement, with Amscan continuing as the surviving entity and as a wholly-owned subsidiary of AAH Holdings. Under the terms of the agreement, the equity interests in Amscan of GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co., (collectively "GSCP"), and all other stockholders, other than certain management investors, were cancelled in exchange for the right to receive cash. Cash paid to consummate the acquisition totaled $529,982,000 and was financed with initial borrowings (before deducting deferred financing costs of $13,084,000) consisting of a $205,000,000 term loan under a new senior secured credit facility which includes a $50,000,000 revolving loan facility, the proceeds from the issuance of $175,000,000 of 8.75% senior subordinated notes due 2014, an equity contribution from the Principal Investors and employee stockholders of $140,524,000, borrowings under the revolver of $23,551,000 and approximately $2,900,000 of cash on hand. Certain existing employee shareholders participated in the Transactions (as defined hereafter) by purchasing approximately 296.91 shares of common stock. The Chief Executive Officer and the President of the Company exchanged 5.4945 and 2.7472 of their shares of common stock of the Predecessor (as defined hereafter) for 100 and 50 shares of common stock of the Company with an equivalent value of $1,000,000 and $500,000, respectively. In addition, the Chief Executive Officer and the President of the Company exchanged vested options to purchase 5.607 and 2.804 shares of Predecessor common stock, which had intrinsic values of $600,000 and $300,000, respectively, for vested options to purchase 65.455 and 32.727 shares of Common Stock, respectively, under the Company's equity incentive plan with intrinsic values of $492,000 and $245,000 and fair values of $590,000 and $290,000, respectively. The acquisition has been accounted for under the purchase method of accounting which required that the Company adjust its assets and liabilities to their relative fair values. In order to reflect the ultimate beneficial ownership of the Company, the capital structure disclosed in the financial statements is the capital structure of AAH Holdings.

      The purchase price has been allocated based upon preliminary estimates of the fair value of net assets acquired at the date of acquisition. The final allocations will be based on independent valuations that have not yet been completed and will be subject to change when the valuations are completed during the second quarter of 2005. The Company does not expect the final allocation to be significantly different from the preliminary estimates currently reflected in the consolidated financial statements. The purchase price was principally allocated to accounts receivable ($91,200,000), inventories ($81,600,000), property plant and equipment ($94,400,000), goodwill ($282,871,000), other intangible assets ($60,300,000), prepaid expenses and other current and non-current assets ($21,400,000), and accounts payable, accrued expenses and other current and non-current liabilities of ($101,750,000). The acquisition was structured as a purchase of common stock and, accordingly, the amortization of intangible assets is not deductible for income tax purposes. Goodwill is not amortizable.

      Concurrent with the acquisition, on April 30, 2004, the following financing transactions were also consummated: the repayment of a term loan of $147,724,000 under the Company's then existing senior secured credit facility and the termination of all commitments thereunder; the redemption of $87,200,000 of the $110,000,000 aggregate principal amount outstanding of the Company's 9.875% senior subordinated notes due 2007 for $93,500,000 or 103.542% of the principal amount of such notes plus accrued and unpaid interest, following the Company's tender offer and consent

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

solicitation; and repayment of an $8,500,000 mortgage obligation with a financial institution (the acquisition together with the foregoing financing transactions are referred to herein collectively as the "Transactions"). As used herein, Predecessor refers to the Company prior to the Transactions.

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

      The following unaudited pro forma information assumes the Transactions had occurred on January 1, 2004. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the Transactions occurred on January 1, 2004, nor is it necessarily indicative of the Company's future results (dollars in thousands):

                                                 Three Months Ended
                                                   March 31, 2004
                                                 ------------------
Net sales....................................        $  100,525
Net income...................................        $    4,778

      The pro forma net income amounts reflect the following items: (i) adjustments for interest expense from new borrowings related to the Transactions and the elimination of historical interest on debt repaid in the Transactions,
(ii) management fees to be paid to our Principal Investors, (iii) the elimination of non-recurring expenses related to the Transactions, (iv) the elimination of the increase in cost of sales in 2004 arising from the revaluation of inventories as a result of purchase price allocation, (v) adjustments to depreciation and amortization expense arising from the valuation of property, plant and equipment and amortizable intangible assets, as a result of a preliminary purchase price allocation, and (vi) the related income tax effects of the above items based upon a pro forma effective income tax rate of 39.5%.

NOTE 3 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements as of March 31, 2005 and December 31, 2004 and for the three month periods ended March 31, 2005 and 2004 include the accounts of Amscan Holdings and its majority-owned and controlled entities. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. The results of operations may be

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

affected by seasonal factors such as the timing of holidays or industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

NOTE 4 - INVENTORIES

      Inventories consisted of the following (dollars in thousands):

                                                                MARCH 31,         DECEMBER 31,
                                                                  2005                2004
                                                                ---------         ------------
                                                                                  (Predecessor)
Finished goods .........................................        $  75,530         $     70,896
Raw materials ..........................................           11,125               11,080
Work-in-process ........................................            7,035                7,167
                                                                ---------         ------------
                                                                   93,690               89,143
Less: reserve for slow moving and obsolete inventory ...           (1,274)                (984)
                                                                ---------         ------------
                                                                $  92,416         $     88,159
                                                                =========         ============

      Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market.

NOTE 5 - INCOME TAXES

      The consolidated income tax expense for the three months ended March 31, 2005 and 2004, was determined based upon estimates of the Company's consolidated effective income tax rate for the years ending December 31, 2005, and 2004, respectively. The differences between the consolidated effective income tax rate and the U.S. federal statutory rate are primarily attributable to state income taxes, available domestic tax credits and the effects of foreign operations, including available foreign tax credits.

NOTE 6 - COMPREHENSIVE INCOME

      Comprehensive income consisted of the following (dollars in thousands):

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                         ---------------------
                                                                                          2005          2004
                                                                                         -------       -------
                                                                                                    (Predecessor)
Net income ........................................................................      $ 4,006       $ 4,939
Net change in cumulative translation adjustment ...................................         (701)          356
Change in fair value of available-for-sale securities, net of income tax benefit
   of $(15)........................................................................                        (23)
Change in fair value of interest rate swap contracts, net of  income tax
   expense (benefit) of $218, and $(55), respectively .............................          358           (85)
Change in fair value of foreign exchange contracts, net of income tax expense
    (benefit) of $194 and $(4), respectively ......................................          312            (7)
                                                                                         -------       -------
                                                                                         $ 3,975       $ 5,180
                                                                                         =======       =======

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

      Accumulated other comprehensive income consisted of the following (dollars in thousands):

                                                                                           MARCH 31,      DECEMBER 31,
                                                                                              2005            2004
                                                                                           ---------      ------------
Cumulative translation adjustment ...................................................      $   1,001      $      1,702
Interest rate swap contracts, net of income tax expense (benefit) of $102 and $(120),
   respectively .....................................................................            174              (184)
Foreign exchange contracts, net of income tax expense (benefit) of $82 and $(113),
   respectively .....................................................................            139              (173)
                                                                                           ---------      ------------
                                                                                           $   1,314      $      1,345
                                                                                           =========      ============

NOTE 7 - CAPITAL STOCK

      At March 31, 2005 and December 31, 2004, the Company's authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding and 40,000.00 shares of Common Stock, $0.01 par value, of which 13,951.98 and 13,962.38 shares were issued and outstanding, respectively.

      During the three months ended March 31, 2005, the Company purchased and retired 10.4 shares of redeemable Common Stock held by a former employee for $104,000.

      In connection with the Transactions (see Note 2), certain existing employee stockholders purchased 296.91 shares of AAH Holdings Common Stock based on the same price and terms per share as paid by the other equity investors. Under the terms of the AAH Holdings stockholders' agreement dated April 30, 2004, the Company has an option to purchase all of the shares of Common Stock held by former employees and, under certain circumstances, former employee stockholders can require the Company to purchase all of the shares held by the former employee. The purchase price as prescribed in the stockholders' agreement is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by the Company to all employee stockholders based on fully paid and vested common securities is classified as redeemable common securities on the consolidated balance sheet at the estimated fair market value of the common stock, with a corresponding adjustment to stockholders' equity. At March 31, 2005, the aggregate amount that may be payable by the Company to employee stockholders and employee option holders, based on the estimated market value, was approximately $3,601,000. As there is no active market for the Company's Common Stock, the Company estimated the fair value based on the valuation of Common Stock issued in connection with the Transactions.

      In connection with the Transactions, the Company's Chief Executive Officer and its President exchanged 5.4945 and 2.7472 of their shares of Amscan Holdings Common Stock for 100 and 50 shares of AAH Common Stock with an equivalent value of $1,000,000 and $500,000, respectively. In addition, the Chief Executive Officer and the President exchanged 5.607 and 2.804 vested options to purchase shares of Amscan Holdings Common Stock, which had intrinsic values of $600,000 and $300,000, respectively, for vested options to purchase 65.455 and 32.727 shares of AAH Common Stock under the new equity incentive plan with intrinsic values of $492,000 and $245,000 and estimated fair values of $590,000 and $290,000, respectively. The fair value of the AAH options was included in the equity contribution related to the Transactions; however as the options are options to purchase redeemable common stock their estimated redemption value is classified as redeemable common securities on the consolidated balance sheet.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

      On March 30, 2001, the Predecessor issued 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP for proceeds of $6,000,000. Dividends were cumulative and payable annually, at 6% per annum. On March 30, 2004, the annual dividends were distributed in additional shares of Series A Redeemable Convertible Preferred Stock. In connection with the Transactions, on April 30, 2004, the Company redeemed all outstanding shares of Series A Redeemable Convertible Preferred Stock, including accrued dividends of $34,000.

      The Company has not paid any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain its earnings for working capital, repayment of indebtedness, capital expenditures and general corporate purposes. In addition, the Company's current credit facility and the indenture governing its senior subordinated notes contain restrictive covenants which have the effect of limiting the Company's ability to pay dividends or distributions to its stockholders.

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

      The Company's geographic area data are as follows (dollars in thousands):

                                                        DOMESTIC        FOREIGN        ELIMINATIONS       CONSOLIDATED
                                                        ---------       --------       ------------       ------------
THREE MONTHS ENDED MARCH 31, 2005
Sales to unaffiliated customers ..................      $  86,564       $ 13,812                          $    100,376
Sales between geographic areas ...................          4,536                      $     (4,536)                 -
                                                        ---------       --------       ------------       ------------
Net sales ........................................      $  91,100       $ 13,812       $     (4,536)      $    100,376
                                                        =========       ========       ============       ============

Income from operations ...........................      $  12,751       $    962       $        238       $     13,951
                                                        =========       ========       ============
Interest expense, net ............................                                                               7,527
Undistributed loss in unconsolidated joint venture                                                                  63
Other income, net ................................                                                                  (4)
                                                                                                          ------------
Income before income taxes and minority interests                                                         $      6,365
                                                                                                          ============

Long-lived assets, net at March 31, 2005 .........      $ 471,773       $  9,817       $    (27,394)      $    454,196
                                                        =========       ========       ============       ============

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


                                                            DOMESTIC  FOREIGN  ELIMINATIONS   CONSOLIDATED
PREDECESSOR:                                                --------  -------  ------------   ------------
THREE MONTHS ENDED MARCH 31, 2004
Sales to unaffiliated customers...........................  $ 87,282  $13,243                 $    100,525
Sales between geographic areas............................     3,864           $     (3,864)             -
                                                            --------  -------  ------------   ------------
Net sales.................................................  $ 91,146  $13,243  $     (3,864)  $    100,525
                                                            ========  =======  ============   ============

Income from operations....................................  $ 13,480  $   829  $        271   $     14,580
                                                            ========  =======  ============
Interest expense, net.....................................                                           6,361
Undistributed loss in unconsolidated joint venture........                                              33
Other income, net.........................................                                             (48)
                                                                                              ------------
Income before income taxes and minority interests.........                                    $      8,234
                                                                                              ============

Long-lived assets, net at March 31, 2004..................  $192,978  $ 9,353  $    (25,858)  $    176,473
                                                            ========  =======  ============   ============

NOTE 9 - LEGAL PROCEEDINGS

      The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.

NOTE 10 - RELATED PARTY TRANSACTIONS

      In connection with the Transactions, the Company executed a management agreement with Berkshire Partners LLC and Weston Presidio. Pursuant to the management agreement, Berkshire Partners LLC and Weston Presidio will be paid annual management fees of $833,333 and $416,667, respectively. At March 31, 2005, accrued management fees payable to Berkshire Partners LLC and Weston Presidio totaled $139,000 and $69,000, respectively. Although the indenture governing our senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.

      During the three months ended March 31, 2004, the Company sold $600,000 of metallic balloons and other party goods to American Greetings Corporation, a minority stockholder from February 2002 through the date of the Transactions.

NOTE 11 - STOCK OPTION PLAN

      Effective May 1, 2004, the Company has elected to apply the fair value method of Statement of Financial Accounting Standards ("SFAS") No. 123, as amended by SFAS No.148, Accounting for Stock-Based Compensation -- Transition and Disclosure. SFAS No. 123 permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," which requires the recognition of compensation expense at the date of grant only if the current market price of the underlying stock exceeds the exercise price, and to provide pro forma net income disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. SFAS No. 148 provides alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation and amends the disclosure provisions of SFAS 123. Effective with the consummation of the Transactions (see Note 2), effective May 1, 2004, the Company adopted SFAS No. 123 and will expense stock options issued after such date using the fair value method as provided for in SFAS No. 123, as amended.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

      In April 2005, the SEC deferred the implementation date of SFAS No. 123(R), Share-Based Payment. As a result, we plan to adopt SFAS No. 123(R) effective January 1, 2006 rather than the initial implementation date of July 2005.

      Prior to the Transactions, the Predecessor elected to apply the intrinsic value method of APB No. 25 for awards granted under its stock-based compensation plans and to provide the pro forma disclosures required by SFAS No. 123. No compensation cost was recognized in connection with the issuance of options under the Amscan Holdings, Inc. 1997 Stock Incentive Plan, (the "Predecessor Plan") through April 30, 2004 as all options were granted with exercise prices equal to the estimated fair market value of the Common Stock on the date of grant.

      Had the Predecessor determined stock-based compensation based on the fair value of the options granted at the grant date, consistent with the method prescribed under SFAS No. 123, the Predecessor's net income would have been reduced to amount indicated below (dollars in thousands):

                                                                              THREE MONTHS ENDED
                                                                                MARCH 31, 2004
                                                                              ------------------
Net Income:
     As Reported...........................................................        $ 4,939
     Less: Total stock-based employee compensation
     expense determined under fair value based method for
     all awards, net of income taxes of $95................................            145
                                                                                   -------
SFAS No. 123 pro forma net income..........................................        $ 4,794
                                                                                   =======

      In connection with the Transactions, all options granted under the Predecessor Plan vested immediately on April 30, 2004 and, except for those held by the Chief Executive Officer and the President (see Note 7), all options were exercised. The Chief Executive Officer and the President exchanged 5.607 and
2.804 vested options to purchase shares of Predecessor Common Stock, which had intrinsic values of $600,000 and $300,000, respectively, for vested options to purchase 65.455 and 32.727 shares of Company Common Stock under the new equity incentive plan with intrinsic values of $492,000 and $245,000 and estimated fair values of $590,000 and $290,000, respectively. Such options were recorded as part of the purchase price allocations and have been classified as redeemable common securities on the Company's consolidated balance sheet. No additional options have been granted by the Company through March 31, 2005.

NOTE 12 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

      In connection with the consummation of the Transactions, on April 30, 2004, all borrowings under the then existing credit agreement were repaid and the facility was terminated. In addition, $87,200,000 in aggregate principal amount of the 9.875% senior subordinated notes due 2007 were accepted in a tender offer and a redemption notice was issued for the remaining senior subordinated notes (see Note 2). The aggregate cost to purchase the 9.875% senior subordinated notes due 2007 tendered pursuant to the tender offer was approximately $93,500,000, or 103.542% of the principal amount of such 9.875% senior subordinated notes plus accrued and unpaid interest. On May 31, 2004, the remaining $22,800,000 in aggregate principal amount of the outstanding 9.875% senior subordinated notes were redeemed pursuant to the redemption notice at a price of 103.292% of the principal amount of such notes plus accrued and unpaid interest.

      The acquisition was financed with initial borrowings consisting of a $205,000,000 term loan under a new senior secured credit facility, which includes a $50,000,000 revolving loan facility, the proceeds from the issuance of $175,000,000 of 8.75% senior subordinated notes due 2014, the equity contribution by our Principal Investors and

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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

         -     Amscan (Asia-Pacific) Pty. Ltd.

         -     Amscan Partyartikel GmbH

         -     Amscan de Mexico, S.A. de C.V.

         -     Anagram International (Japan) Co., Ltd.

         -     Anagram Espana, S.A.

         -     Anagram France S.C.S.

         -     JCS Hong Kong Ltd.

      The following information presents consolidating balance sheets as of March 31, 2005 and December 31, 2004, and the related consolidating statements of income and consolidating statements of cash flows for the three month periods ended March 31, 2005 and 2004 for the combined Guarantors and the combined Non-guarantors and elimination entries necessary to consolidate the entities comprising the combined companies.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                           CONSOLIDATING BALANCE SHEET

                                 MARCH 31, 2005
                             (DOLLARS IN THOUSANDS)

                                                            AMSCAN
                                                         HOLDINGS AND   COMBINED
                                                           COMBINED       NON-
                                                          GUARANTORS   GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                         ------------  ----------   ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents...........................  $        726  $    1,324                   $      2,050
   Accounts receivable, net of allowances..............        77,644      12,946                         90,590
   Inventories, net of allowances......................        81,050      11,737   $       (371)         92,416
   Prepaid expenses and other current assets...........        13,979       1,575                         15,554
                                                         ------------  ----------   ------------    ------------
         Total current assets..........................       173,399      27,582           (371)        200,610
Property, plant and equipment, net.....................        94,827       1,961                         96,788
Goodwill, net..........................................       277,759       5,112                        282,871
Tradenames.............................................        33,500                                     33,500
Other intangible assets, net...........................        21,973                                     21,973
Other assets, net......................................        43,714       2,744        (27,394)         19,064
                                                         ------------  ----------   ------------    ------------
         Total assets..................................  $    645,172   $  37,399   $    (27,765)   $    654,806
                                                         ============  ==========   ============    ============

LIABILITIES, REDEEMABLE COMMON SECURITIES AND
    STOCKHOLDERS' EQUITY
Current liabilities:
   Loans and notes payable.............................  $      3,325                               $      3,325
   Accounts payable....................................        31,415  $    1,961                         33,376
   Accrued expenses ...................................        21,225       6,036                         27,261
   Income taxes payable ...............................         2,211         311   $        (36)          2,486
   Current portion of long-term obligations............         2,597         209                          2,806
                                                         ------------  ----------   ------------    ------------
         Total current liabilities.....................        60,773       8,517            (36)         69,254
Long-term obligations, excluding current portion.......       384,185         202                        384,387
Deferred income tax liabilities........................        43,564                                     43,564
Other. ................................................         2,011      25,278        (23,992)          3,297
                                                         ------------  ----------   ------------    ------------
         Total liabilities.............................       490,533      33,997        (24,028)        500,502

Redeemable common securities...........................         3,601                                      3,601

Commitments and contingencies

Stockholders' equity:
   Preferred Stock.....................................                                                        -
   Common Stock........................................                       339           (339)              -
   Additional paid-in capital..........................       136,819                                    136,819
   Retained earnings...................................        12,905       2,143         (2,478)         12,570
   Accumulated other comprehensive income..............         1,314         920           (920)          1,314
                                                         ------------  ----------   ------------    ------------
         Total stockholders' equity....................       151,038       3,402         (3,737)        150,703
                                                         ------------  ----------   ------------    ------------
         Total liabilities, redeemable common
                securities and stockholders' equity....  $    645,172  $   37,399   $    (27,765)   $    654,806
                                                         ============  ==========   ============    ============

                             AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

                          CONSOLIDATING BALANCE SHEET

                               DECEMBER 31, 2004
                             (DOLLARS IN THOUSANDS)

                                                            AMSCAN
                                                         HOLDINGS AND       COMBINED
                                                           COMBINED           NON-
                                                          GUARANTORS       GUARANTORS       ELIMINATIONS   CONSOLIDATED
                                                         ------------     ------------      ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents...........................  $      3,153     $      1,099                     $      4,252
   Accounts receivable, net of allowances..............        72,353           11,615                           83,968
   Inventories, net of allowances......................        77,386           11,052      $       (279)        88,159
   Prepaid expenses and other current assets...........        13,914            1,327                           15,241
                                                         ------------     ------------      ------------   ------------
         Total current assets..........................       166,806           25,093              (279)       191,620
Property, plant and equipment, net.....................        94,179            1,955                           96,134
Goodwill, net..........................................       277,699            5,222                          282,921
Tradenames.............................................        33,500                                            33,500
Other intangible assets, net...........................        23,289                                            23,289
Other assets, net......................................        41,875            3,331           (25,404)        19,802
                                                         ------------     ------------      ------------   ------------
         Total assets..................................  $    637,348     $     35,601      $    (25,683)  $    647,266
                                                         ============     ============      ============   ============

LIABILITIES, REDEEMABLE COMMON SECURITIES AND
    STOCKHOLDERS' EQUITY
Current liabilities:
   Loans and notes payable.............................  $      2,025                                      $      2,025
   Accounts payable....................................        34,918     $      1,924                           36,842
   Accrued expenses ...................................        14,425            6,555                           20,980
   Income taxes payable ...............................         2,319              302      $        (27)         2,594
   Current portion of long-term obligations............         2,627              180                            2,807
                                                         ------------     ------------      ------------   ------------
         Total current liabilities.....................        56,314            8,961               (27)        65,248
Long-term obligations, excluding current portion.......       384,802              191                          384,993
Deferred income tax liabilities........................        43,175                                            43,175
Other. ................................................         2,372           23,310           (22,265)         3,417
                                                         ------------     ------------      ------------   ------------
         Total liabilities.............................       486,663           32,462           (22,292)       496,833

Redeemable common securities...........................         3,705                                             3,705

Commitments and contingencies

Stockholders' equity:
   Preferred Stock.....................................                                                               -
   Common Stock........................................                            339              (339)             -
   Additional paid-in capital............................     136,819                                           136,819
   Retained earnings...................................         8,816            1,384            (1,636)         8,564
   Accumulated other comprehensive income..............         1,345            1,416            (1,416)         1,345
                                                         ------------     ------------      ------------   ------------
         Total stockholders' equity....................       146,980            3,139            (3,391)       146,728
                                                         ------------     ------------      ------------   ------------
         Total liabilities, redeemable common
                securities and stockholders' equity....  $    637,348     $     35,601      $    (25,683)  $    647,266
                                                         ============     ============      ============   ============

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                        CONSOLIDATING STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                             (DOLLARS IN THOUSANDS)

                                                              AMSCAN
                                                           HOLDINGS AND          COMBINED
                                                             COMBINED              NON-
                                                            GUARANTORS          GUARANTORS         ELIMINATIONS       CONSOLIDATED
                                                           ------------         ----------         ------------       ------------
Net sales.........................................          $  91,100           $  13,812           $  (4,536)          $ 100,376
Cost of sales.....................................             62,280               8,965              (4,444)             66,801
                                                            ---------           ---------           ---------           ---------
         Gross profit.............................             28,820               4,847                 (92)             33,575

Operating expenses:
    Selling expenses..............................              6,999               1,985                                   8,984
    General and administrative expenses...........              6,808               1,900                (330)              8,378
    Art and development costs.....................              2,262                                                       2,262
                                                            ---------           ---------           ---------           ---------
         Total operating expenses.................             16,069               3,885                (330)             19,624
                                                            ---------           ---------           ---------           ---------
         Income from operations...................             12,751                 962                 238              13,951

Interest expense, net.............................              7,498                  29                                   7,527
Undistributed loss in unconsolidated joint venture                 63                                                          63
Other income, net.................................             (1,079)                (14)              1,089                  (4)
                                                            ---------           ---------           ---------           ---------
         Income before income taxes and
           minority interests.....................              6,269                 947                (851)              6,365

Income tax expense................................              2,207                 184                 (36)              2,355
Minority interests................................                                      4                                       4
                                                            ---------           ---------           ---------           ---------
         Net income...............................          $   4,062           $     759           $    (815)          $   4,006
                                                            =========           =========           =========           =========

                             AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

                       CONSOLIDATING STATEMENT OF INCOME
                   FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                 (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)

                                                                 AMSCAN
                                                              HOLDINGS AND     COMBINED
                                                                COMBINED         NON-
                                                               GUARANTORS     GUARANTORS       ELIMINATIONS  CONSOLIDATED
                                                              ------------    ----------       ------------  ------------
Net sales..............................................         $91,146        $13,243           $(3,864)      $100,525
Cost of sales..........................................          61,084          8,802            (3,805)        66,081
                                                                -------        -------           -------       --------
         Gross profit..................................          30,062          4,441               (59)        34,444

Operating expenses:
    Selling expenses...................................           7,528          1,774                            9,302
    General and administrative expenses................           6,621          1,838              (330)         8,129
    Art and development costs..........................           2,433                                           2,433
                                                                -------        -------           -------       --------
         Total operating expenses......................          16,582          3,612              (330)        19,864
                                                                -------        -------           -------       --------
         Income from operations........................          13,480            829               271         14,580

Interest expense, net .................................           6,313             48                            6,361
Undistributed loss in unconsolidated joint venture.....              33                                              33
Other income, net......................................            (874)           (42)              868            (48)
                                                                -------        -------           -------       --------
         Income before income taxes and
           minority interests..........................           8,008            823              (597)         8,234

Income tax expense.....................................           3,033            242               (23)         3,252
Minority interests.....................................                             43                               43
                                                                -------        -------           -------       --------
         Net income....................................           4,975            538              (574)         4,939
         Dividend on redeemable convertible
            preferred stock............................             102                                             102
                                                                -------        -------           -------       --------
         Net income applicable to common shares........         $ 4,873        $   538           $  (574)      $  4,837
                                                                =======        =======           =======       ========

                             AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2005
                             (DOLLARS IN THOUSANDS)

                                                              AMSCAN HOLDINGS      COMBINED
                                                                AND COMBINED         NON-
                                                                 GUARANTORS       GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                                              ---------------     ----------       ------------      ------------
Cash flows (used in) provided by operating activities:
   Net income...............................................     $    4,062        $   759            $ (815)         $   4,006
   Adjustments to reconcile net income to net
     cash (used in) provided by operating activities:
      Depreciation and amortization expense.................          3,553            191                                3,744
      Amortization of deferred financing costs..............            369                                                 369
      Provision for doubtful accounts.......................            203             55                                  258
      Deferred income tax benefit...........................          2,067                                               2,067
      Undistributed loss in unconsolidated joint venture....             63                                                  63
      Changes in operating assets and liabilities:
            Increase in accounts receivable.................         (5,494)        (1,602)                              (7,096)
            Increase in inventories, net....................         (3,664)          (886)               92             (4,458)
            Increase in prepaid expenses and other
               current assets...............................         (1,807)          (275)                              (2,082)
            Increase (decrease) in accounts payable,
              accrued expenses and income taxes payable.....          3,621             21               (36)             3,606
       Other, net...........................................         (3,310)         2,563               759                 12
                                                                 ----------        -------            ------          ---------
            Net cash (used in) provided by operating
                     activities.............................           (337)           826                                  489

Cash flows used in investing activities:
   Capital expenditures.....................................         (2,633)          (145)                              (2,778)
                                                                 ----------        -------                            ---------
            Net cash used in investing activities...........         (2,633)          (145)                              (2,778)

Cash flows provided by (used in) financing activities:
   Repayment of loans, notes payable and long-term
       obligations..........................................           (647)           (43)                                (690)
   Proceeds from short term obligations.....................          1,300                                               1,300
   Purchase and retirement of redeemable Common
       Stock held by a former employee......................           (104)                                               (104)
                                                                 ----------        -------            ------          ---------
            Net cash provided by (used in) financing
                     activities.............................            549            (43)                -                506
Effect of exchange rate changes on cash
   and cash equivalents.....................................             (6)          (413)                                (419)
                                                                 ----------        -------            ------          ---------
            Net (decrease) increase in cash and cash
                     equivalents............................         (2,427)           225                               (2,202)
Cash and cash equivalents at beginning of period............          3,153          1,099                                4,252
                                                                 ----------        -------            ------          ---------
Cash and cash equivalents at end of period..................     $      726        $ 1,324            $    -          $   2,050
                                                                 ==========        =======            ======          =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)

                                                                         AMSCAN HOLDINGS    COMBINED
                                                                          AND COMBINED        NON-
                                                                           GUARANTORS      GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                                         ---------------   ----------   ------------   ------------
Cash flows (used in) provided by operating activities:
    Net income........................................................   $         4,975   $      538   $       (574)  $      4,939
    Adjustments to reconcile net income to net
      cash (used in) provided by operating activities:
       Depreciation and amortization expense..........................             3,810          158                         3,968
       Amortization of deferred financing costs.......................               537                                        537
       Amortization of restricted Common Stock award..................                39                                         39
       Provision for doubtful accounts................................               448           93                           541
       Deferred income tax expense....................................               337                                        337
       Undistributed loss in unconsolidated joint venture.............                33                                         33
       Gain on disposal of property and equipment.....................                            (36)                          (36)
       Changes in operating assets and liabilities:
              Increase in accounts receivable.........................           (12,130)      (1,149)                      (13,279)
              Decrease in inventories.................................             4,273          110             59          4,442
              Increase in prepaid expenses and other
                 current assets.......................................            (5,426)        (960)                       (6,386)
              Increase in accounts payable, accrued
                 expenses and income taxes payable....................             1,313          963            (23)         2,253
              Other, net..............................................             1,787          552            538          2,877
                                                                         ---------------   ----------   ------------   ------------
              Net cash (used in) provided by
                 operating activities.................................                (4)         269                           265

Cash flows used in investing activities:
    Capital expenditures..............................................            (2,403)        (384)                       (2,787)
    Proceeds from disposal of property and equipment..................                             53                            53
                                                                         ---------------   ----------   ------------   ------------
              Net cash used in investing activities...................            (2,403)        (331)                       (2,734)

Cash flows used in financing activities:
    Repayment of loans, notes payable and long-term
         obligations..................................................           (21,034)         (60)                      (21,094)
    Repayment of note receivable from employee stockholder............                25                                         25
                                                                         ---------------   ----------   ------------   ------------
              Net cash used in financing activities...................           (21,009)         (60)                      (21,069)
Effect of exchange rate changes on cash and cash
         equivalents..................................................               (54)         301                           247
                                                                         ---------------   ----------   ------------   ------------
              Net (decrease) increase in cash and cash
                  equivalents.........................................           (23,470)         179                       (23,291)
Cash and cash equivalents at beginning of period......................            30,740          722                        31,462
                                                                         ---------------   ----------   ------------   ------------
Cash and cash equivalents at end of period............................   $         7,270   $      901   $              $      8,171
                                                                         ===============   ==========   ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE TRANSACTIONS

      On April 30, 2004, Amscan and AAH Acquisition Corporation ("AAH Acquisition"), a wholly-owned subsidiary of AAH Holdings Corporation ("AAH Holdings"), a privately held corporation jointly controlled by funds affiliated with Berkshire Partners LLC and Weston Presidio (together the "Principal Investors") entered into a merger agreement, with Amscan continuing as the surviving entity and as a wholly-owned subsidiary of AAH Holdings. Under the terms of the agreement, the equity interests in Amscan of GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co., (collectively "GSCP"), and all other stockholders, other than certain management investors, were cancelled in exchange for the right to receive cash. Cash paid to consummate the acquisition totaled $530.0 million and was financed with initial borrowings (before deducting deferred financing costs of $13.1 million) consisting of a $205.0 million term loan under a new senior secured credit facility which includes a $50.0 million revolving loan facility, the proceeds from the issuance of $175.0 million of 8.75% senior subordinated notes due 2014, an equity contribution from the Principal Investors and employee stockholders of $140.5 million, borrowings under the revolver of $23.6 million and approximately $2.9 million of cash on hand. Certain existing employee shareholders participated in the Transactions (as defined hereafter) by purchasing approximately 296.91 shares of common stock. The Chief Executive Officer and the President of the Company exchanged 5.4945 and 2.7472 of their shares of common stock of the Predecessor (as defined hereafter) for 100 and 50 shares of common stock of the Company with an equivalent value of $1.0 million and $0.5 million, respectively. In addition, the Chief Executive Officer and the President of the Company exchanged vested options to purchase 5.607 and 2.804 shares of Predecessor common stock, which had intrinsic values of $0.6 million and $0.3 million, respectively, for vested options to purchase 65.455 and 32.727 shares of Common Stock, respectively, under the Company's equity incentive plan with intrinsic values of $0.5 million and $0.2 million and fair values of $0.6 million and $0.3 million, respectively. The acquisition has been accounted for under the purchase method of accounting which required that the Company adjust its assets and liabilities to their relative fair values. In order to reflect the ultimate beneficial ownership of the Company, the capital structure disclosed in the Company's financial statements is the capital structure of AAH Holdings.

      The purchase price has been allocated based upon preliminary estimates of the fair value of net assets acquired at the date of acquisition. The final allocations will be based on independent valuations that have not yet been completed and will be subject to change when the valuations are completed during the second quarter of 2005. The Company does not expect the final allocation to be significantly different from the preliminary estimates currently reflected in consolidated financial statements. The purchase price was principally allocated to accounts receivable ($91.2 million), inventories ($81.6 million), property plant and equipment ($94.4 million), goodwill ($282.9 million), other intangible assets ($60.3 million), prepaid expenses and other current and non-current assets ($21.4 million), and accounts payable, accrued expenses and other current and non-current liabilities of ($101.8 million). The acquisition was structured as a purchase of common stock and, accordingly, the amortization of intangible assets is not deductible for income tax purposes. Goodwill is not amortizable.

      Concurrent with the acquisition, the following financing transactions were also consummated: the repayment of a term loan of $147.7 million under our then existing senior secured credit facility and the termination of all commitments thereunder; the redemption of $87.2 million of the $110.0 million aggregate principal amount outstanding of our 9.875% senior subordinated notes due 2007 for $93.5 million or 103.542% of the principal amount of such notes plus accrued and unpaid interest following our tender offer and consent solicitation; and repayment of a $8.5 million mortgage obligation with a financial institution (the acquisition together with the foregoing financing transactions are referred to herein collectively as the "Transactions"). As used herein, Predecessor refers to the Company prior to the Transactions.

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

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

PERCENTAGE OF NET SALES

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 ---------------------
                                                                  2005            2004
                                                                 -----           -----
Net sales..............................................          100.0%          100.0%
Cost of sales..........................................           66.6            65.7
                                                                 -----           -----
        Gross profit...................................           33.4            34.3
Operating expenses:
    Selling expenses...................................            9.0             9.3
    General and administrative expenses................            8.3             8.1
    Art and development costs..........................            2.2             2.4
                                                                 -----           -----
        Total operating expenses.......................           19.5            19.8
                                                                 -----           -----
        Income from operations.........................           13.9            14.5
Interest expense, net..................................            7.5             6.3
Undistributed loss in unconsolidated joint venture.....            0.1
Other income, net......................................
                                                                 -----           -----
Income before income taxes and minority interests......            6.3             8.2
Income tax expense.....................................            2.3             3.3
Minority interests.....................................
                                                                 -----           -----
        Net income.....................................            4.0%            4.9%
                                                                 =====           =====

      NET SALES. Net sales of $100.4 million for the quarter ended March 31, 2005 were comparable to net sales for the quarter ended March 31, 2004. Sales to party superstores were higher during the first quarter of 2005 as certain national chains had rationalized inventories during the first quarter of 2004. The increase in superstore sales and increased international sales (including the effects of foreign exchange fluctuations) were offset by lower domestic balloon and contract manufacturing sales.

      GROSS PROFIT. Gross profit margin for the first quarter of 2005 was 33.4%, or 90 basis points lower than during the first quarter of 2004. The decrease in gross profit margin principally reflects the impact of higher raw material and freight costs as well as product sales mix.

      OPERATING EXPENSES. Selling expenses of $9.0 million for the quarter ended March 31, 2005 were $0.3 million lower than for the first quarter of 2004 principally as a result of a reduction in sales force during the second half of 2004. As a percent of net sales, selling expenses were 9.0% for the three months ended March 31, 2005, 30 basis points lower than in 2004.

      General and administrative expenses of $8.4 million for the quarter ended March 31, 2005 were $0.3 million higher than for the first quarter of 2004. As a percentage of net sales, general and administrative expenses were 8.3% for the first quarter of 2005, or 20 basis points higher than in 2004. The net increase in general and administrative expenses principally reflects higher professional fees and management fees to our Principal Investors offset, in part, by lower depreciation and amortization expense (arising from changes in asset valuations and useful lives as a result of the Transactions) and lower bad debt expense.

      Art and development costs of $2.3 million for the quarter ended March 31, 2005 were $0.2 million lower than costs for the first quarter of 2004, reflecting reduced development of custom product lines. As a percentage of net sales, art and development costs were 2.2% for the first quarter of 2005 or 20 basis points lower than the first quarter of 2004.

      INTEREST EXPENSE, NET. Interest expense of $7.5 million for the three months ended March 31, 2005 was $1.2 million higher than for the three months ended March 31, 2004, due to the impact of higher average borrowings partially offset by lower interest rates.

      UNDISTRIBUTED LOSS IN UNCONSOLIDATED JOINT VENTURE. Undistributed loss in unconsolidated joint venture represents our share of the loss from our Mexican balloon distribution joint venture, including the elimination of intercompany profit in the joint venture's inventory at March 31, 2005.

      INCOME TAXES. Income taxes for the first quarter of 2005 and 2004 were based upon estimated consolidated effective income tax rates of 37.0% and 39.5% for the years ending December 31, 2005 and 2004, respectively. The reduction in the effective tax rate is primarily attributable to additional tax items required in 2004 and the estimated benefit of the Domestic Production Activities deduction in 2005.

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

      The Company's term loan provides for amortization (in quarterly installments) of 1.0% per annum through June 30, 2010, and will then amortize in equal quarterly payments through June 30, 2012. The term loan bears interest, at the option of the Company, at the index rate plus 1.75% per annum or at LIBOR plus 2.75% per annum. At March 31, 2005, the term loan balance was $203.5 million, with a floating interest rate of 5.61%. To hedge the risk associated with fluctuations in interest rates, the Company entered into two interest rate swap transactions with a financial institution during 2004, for an initial aggregate notional amount of $17.4 million, increasing over three years to $62.6 million.

      Revolving loans under the senior credit facility expire on April 30, 2010 and bear interest, at the option of the Company, at the index rate plus, based on performance, a margin ranging from 0.75% to 1.50% per annum, or at LIBOR plus, based on performance, a margin ranging from 1.75% to 2.50% per annum. At March 31, 2005, the Company had borrowings under the revolver totaling $3.3 million at a floating interest rate of 7.25%. Standby letters of credit totaling $8.2 million were outstanding and the Company had borrowing capacity of $38.5 million under the terms of the revolver at March 31, 2005.

      At March 31, 2005, we had a 400,000 Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate plus 0.6% and expires on June 30, 2005; a 1.0 million British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on May 31, 2005, and a $1.0 million revolving credit facility which bears interest at LIBOR plus 1.0% and expires on December 31, 2005. No borrowings were outstanding under these revolving credit facilities at March 31, 2005. We expect to renew these revolving credit facilities upon expiration.

      Long-term borrowings at March 31, 2005 include a mortgage note with the New York State Job Development Authority of $8.3 million which requires monthly payments based on a 180-month amortization period with a balloon payment upon maturity in January 2010. The mortgage note bears interest at the rate of 3.41%, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority's confidential internal protocols. The mortgage note is collateralized by a distribution facility located in Chester, New York. On April 30, 2004, in connection with the Transactions, a first lien mortgage note of $8.5 million was paid in full. The mortgage note bore interest at LIBOR plus 2.75%. However, we utilized an interest rate swap agreement to effectively fix the loan rate at 8.40% for the term of the loan. The related interest rate swap agreement was terminated on April 30, 2004 in connection with the Transactions at a cost of $0.7 million.

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

      The Company has several non-cancelable operating leases principally for office, distribution and manufacturing facilities, showrooms and warehouse equipment. These leases expire on various dates through 2017 and generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance costs. Rent expense for the three months ended March 31, 2005 and 2004, was $3.1 million and $2.9 million, respectively. The minimum lease payments currently required under non-cancelable operating leases for the year ending December 31, 2005 approximate $12.3 million.

      In connection with the Transactions, we executed a management agreement with our Principal Investors, Berkshire Partners LLC and Weston Presidio. Pursuant to the management agreement, Berkshire Partners LLC and Weston Presidio will be paid annual management fees of $0.8 million and $0.4 million, respectively. Although the indenture governing the 8.75% senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the senior subordinated notes in the event of a bankruptcy or similar proceeding of Amscan.

      We expect that cash generated from operating activities and availability under our senior secured credit facility will be our principal sources of liquidity. Based on our current level of operations, we believe our cash flow from operations and available cash and available borrowings under our senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to repay our indebtedness, including the notes, or to fund our other liquidity needs

CASH FLOW DATA - THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

      Net cash provided by operating activities during the three months ended March 31, 2005 and 2004, totaled $0.5 million and $0.4 million, respectively. Net cash flow provided by operating activities before changes in operating assets and liabilities for the three months ended March 31, 2005 and 2004, was $10.5 million and $10.4 million, respectively. Changes in operating assets and liabilities for the three months ended March 31, 2005 and 2004, resulted in the use of cash of $10.0 million and $10.1 million, respectively.

      During the three months ended March 31, 2005 and 2004, net cash used in investing activities of $2.8 million and $2.7 million, respectively, consisted principally of additional investments in distribution and manufacturing equipment.

      During the three months ended March 31, 2005, net cash provided by financing activities of $0.5 million included proceeds of $1.3 million from short-term borrowings under the revolver, partially offset by scheduled payments of $0.7 million on the term loan and other long-term obligations, as well as the purchase of redeemable Common Stock held by a former employee totaling $0.1 million. During the three months ended March 31, 2004, net cash used in financing activities of $21.1 million consisted of scheduled payments on the term loan and other long-term obligations as well as a required prepayment of the term loan of $20.2 million based on our excess cash flows for the year ended December 31, 2003, partially offset by proceeds from the repayment of an employee note receivable.

LEGAL PROCEEDINGS

      The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q contains "forward-looking statements." Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "project" or "continue" or the negative thereof and similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this quarterly report and in any public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: our inability to satisfy our debt obligations, the reduction of volume of purchases by one or more of our large customers, our inability to collect receivables from our customers, the termination of our licenses, our inability to identify and capitalize on changing design trends and customer preferences, changes in the competitive environment, increases in the costs of raw materials and the possible risks and uncertainties that have been noted in reports filed by us with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we have utilized interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended March 31, 2005 and 2004, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes and minority interest would have decreased, by $1.0 million and $0.4 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

      Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $0.5 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

      There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                             AMSCAN HOLDINGS, INC.

                             By: /s/ Michael A. Correale
                                ------------------------
                                 Michael A. Correale
                                 Chief Financial Officer
                                 (on behalf of the registrant and as principal
Date: May 16, 2005               financial and accounting officer)