Form 10-Q
period 2005-06-30
AMSCAN HOLDINGS INC
filed 2005-08-15
CIK 1024729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

     Yes  X  No
         ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes     No  X
         ---    ---

As of August 15, 2005, 1,000.00 shares of Registrant's common stock, par value $0.10, were outstanding.

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-Q

                                  JUNE 30, 2005

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

ITEM 1      FINANCIAL STATEMENTS (UNAUDITED)

            Consolidated Balance Sheets at June 30, 2005 and
               December 31, 2004.........................................     3

            Consolidated Statements of Operations for the Three Months
               Ended June 30, 2005, Two Months Ended June 30, 2004,
               One Month Ended April 30, 2004 (Predecessor),
               Six Months Ended June 30, 2005, Two Months Ended
               June 30, 2004 and Four Months Ended April 30, 2004
               (Predecessor).............................................     4

            Consolidated Statement of Stockholders' Equity for
               the Six Months Ended June 30, 2005........................     6

            Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2005, Two Months Ended June 30, 2004, and
               Four Months Ended April 30, 2004 (Predecessor)............     7

            Notes to Consolidated Financial Statements...................     8

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.................................    27

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...    34

ITEM 4      CONTROLS AND PROCEDURES......................................    34


                                     PART II

ITEM 6      EXHIBITS.....................................................    35

SIGNATURE................................................................    36

                              AMSCAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                          JUNE 30,    DECEMBER 31,
                                                                                            2005          2004
                                                                                        -----------   ------------
                                                                                        (Unaudited)      (Note)
                                        ASSETS
Current assets:
   Cash and cash equivalents ........................................................     $  2,052      $  4,252
   Accounts receivable, net of allowances ...........................................       84,199        83,968
   Inventories, net of allowances ...................................................       96,205        88,159
   Prepaid expenses and other current assets ........................................       15,764        15,241
                                                                                          --------      --------
      Total current assets ..........................................................      198,220       191,620
Property, plant and equipment, net ..................................................       97,736        96,134
Goodwill ............................................................................      282,998       282,921
Tradenames ..........................................................................       33,500        33,500
Other intangible assets, net ........................................................       21,118        23,289
Other assets, net ...................................................................       19,298        19,802
                                                                                          --------      --------
      Total assets ..................................................................     $652,870      $647,266
                                                                                          ========      ========

          LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Loans and notes payable ..........................................................     $  1,700      $  2,025
   Accounts payable .................................................................       38,339        36,842
   Accrued expenses .................................................................       21,128        20,980
   Income taxes payable .............................................................        1,934         2,594
   Current portion of long-term obligations .........................................        2,825         2,807
                                                                                          --------      --------
      Total current liabilities .....................................................       65,926        65,248
Long-term obligations, excluding current portion ....................................      383,714       384,993
Deferred income tax liabilities .....................................................       42,409        43,175
Other ...............................................................................        3,416         3,417
                                                                                          --------      --------
      Total liabilities .............................................................      495,465       496,833

Redeemable common securities ........................................................        3,601         3,705

Commitments and contingencies .......................................................

Stockholders' equity:
   Preferred Stock ($0.01 par value; 10,000.00 shares authorized; none issued and
      outstanding) ..................................................................           --            --
   Common Stock ($0.01 par value; 40,000.00 shares authorized; 13,951.98 and
      13,962.38 shares issued and outstanding at June 30, 2005 and December 31,
      2004, respectively) ...........................................................           --            --
   Additional paid-in capital .......................................................      136,931       136,819
   Retained earnings ................................................................       16,191         8,564
   Accumulated other comprehensive income ...........................................          682         1,345
                                                                                          --------      --------
      Total stockholders' equity ....................................................      153,804       146,728
                                                                                          --------      --------
      Total liabilities, redeemable common securities and stockholders' equity ......     $652,870      $647,266
                                                                                          ========      ========

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

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                    THREE MONTHS     TWO MONTHS       ONE MONTH
                                                       ENDED           ENDED            ENDED
                                                   JUNE 30, 2005   JUNE 30, 2004   APRIL 30, 2004
                                                   -------------   -------------   --------------
                                                                                    (PREDECESSOR)
Net sales ......................................     $101,285         $63,181         $33,135
Cost of sales ..................................       68,762          43,424          22,166
                                                     --------         -------         -------
      Gross profit .............................       32,523          19,757          10,969

Operating expenses:
   Selling expenses ............................        9,211           5,948           3,128
   General and administrative expenses .........        8,928           5,452           2,557
   Art and development costs ...................        2,352           1,769             899
   Provision for doubtful accounts .............          430             326             188
   Non-recurring expenses related to the
      Transactions (see Note 2) ................                                       11,757
                                                     --------         -------         -------
      Total operating expenses .................       20,921          13,495          18,529
                                                     --------         -------         -------
      Income (loss) from operations ............       11,602           6,262          (7,560)

Interest expense, net ..........................        7,704           4,760           2,023
Undistributed loss in unconsolidated joint
   venture .....................................          369             312              56
Other income, net ..............................           (6)            (11)            (10)
                                                     --------         -------         -------
      Income (loss) before income taxes and
         minority interest .....................        3,535           1,201          (9,629)

Income tax (benefit) expense ...................         (132)            474          (3,803)
Minority interest ..............................           46              25               3
                                                     --------         -------         -------
      Net income (loss) ........................        3,621             702          (5,829)
         Dividend on redeemable convertible
            preferred stock ....................                                           34
                                                     --------         -------         -------
      Net income (loss) applicable to
         common stock ..........................     $  3,621         $   702         $(5,863)
                                                     ========         =======         =======

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                        SIX MONTHS ENDED   TWO MONTHS ENDED   FOUR MONTHS ENDED
                                                          JUNE 30, 2005      JUNE 30, 2004      APRIL 30, 2004
                                                        ----------------   ----------------   -----------------
                                                                                                (PREDECESSOR)
Net sales............................................       $201,661            $63,181            $133,660
Cost of sales........................................        135,563             43,424              88,247
                                                            --------            -------            --------
      Gross profit...................................         66,098             19,757              45,413

Operating expenses:
   Selling expenses..................................         18,195              5,948              12,430
   General and administrative expenses...............         17,048              5,452              10,145
   Art and development costs.........................          4,614              1,769               3,332
   Provision for doubtful accounts...................            688                326                 729
   Non-recurring expenses related to the
      Transactions (see Note 2)......................                                                11,757
                                                            --------            -------            --------
      Total operating expenses.......................         40,545             13,495              38,393
                                                            --------            -------            --------
      Income from operations.........................         25,553              6,262               7,020
Interest expense, net................................         15,231              4,760               8,384
Undistributed loss in unconsolidated joint venture...            432                312                  89
Other income, net....................................            (10)               (11)                (58)
                                                            --------            -------            --------
      Income (loss) before income taxes and minority
         interest....................................          9,900              1,201              (1,395)

Income tax expense (benefit).........................          2,223                474                (551)
Minority interest....................................             50                 25                  46
                                                            --------            -------            --------
      Net income (loss)..............................          7,627                702                (890)
         Dividend on redeemable convertible
            preferred stock..........................                                                   136
                                                            --------            -------            --------
      Net income (loss) applicable to common stock...       $  7,627            $   702            $ (1,026)
                                                            ========            =======            ========

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2005
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         ACCUMULATED
                                                                ADDITIONAL                  OTHER
                                             COMMON    COMMON     PAID-IN    RETAINED   COMPREHENSIVE
                                             SHARES     STOCK     CAPITAL    EARNINGS       INCOME        TOTAL
                                           ---------   ------   ----------   --------   -------------   --------
Balance at December 31, 2004............   13,962.38     $--     $136,819     $ 8,564      $ 1,345      $146,728
   Net income...........................                                        7,627                      7,627
   Net change in cumulative
      translation adjustment............                                                    (1,087)       (1,087)
   Change in fair value of interest
      rate swap and foreign exchange
      contracts, net of income taxes....                                                       424           424
                                                                                                        --------
   Comprehensive income.................                                                                   6,964
   Purchase and retirement of
      redeemable Common Stock held by
      a former employee.................      (10.40)
   Stock option compensation............                              112                                    112
                                           ---------     ---     --------     -------      -------      --------
Balance at June 30, 2005................   13,951.98     $--     $136,931     $16,191      $   682      $153,804
                                           =========     ===     ========     =======      =======      ========

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED   TWO MONTHS ENDED   FOUR MONTHS ENDED
                                                                       JUNE 30, 2005      JUNE 30, 2004      APRIL 30, 2004
                                                                     ----------------   ----------------   -----------------
                                                                                                             (PREDECESSOR)
Cash flows provided by operating activities:
   Net income (loss) .............................................       $ 7,627           $     702           $   (890)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation and amortization expense ...................         7,348               2,767              5,296
         Amortization of deferred financing costs ................           738                 262                709
         Amortization of restricted Common Stock awards ..........                                                   52
         Provision for doubtful accounts .........................           688                 326                729
         Deferred income tax expense (benefit) ...................           813                (484)               (58)
         Gain on sale of available-for-sale securities ...........                                                  (47)
         Gain on disposal of equipment ...........................                                                  (35)
         Write-off of deferred financing costs in connection
            with the Transactions ................................                                                5,548
         Debt retirement costs incurred in connection with the
            Transactions .........................................                                                6,209
         Undistributed loss in unconsolidated joint venture ......           432                 312                 89
         Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable ...........          (921)              8,746            (15,247)
            (Increase) decrease in inventories ...................        (8,046)               (768)             6,229
            Increase in prepaid expenses and other current
               assets ............................................        (2,787)               (437)            (3,593)
            Increase (decrease) in accounts payable, accrued
               expenses and income taxes payable .................         1,521              (6,397)             3,991
         Other, net ..............................................          (905)                (13)               430
                                                                         -------           ---------           --------
            Net cash provided by operating activities ............         6,508               5,016              9,412

Cash flows used in investing activities:
   Cash paid to consummate the Transactions ......................                          (529,982)
   Capital expenditures ..........................................        (6,216)             (1,056)            (3,726)
   Proceeds from sale of available-for-sale securities ...........                                                   65
   Proceeds from disposal of property and equipment ..............                                 1                 53
                                                                         -------           ---------           --------
            Net cash used in investing activities ................        (6,216)           (531,037)            (3,608)

Cash flows (used in) provided by financing activities:
   Proceeds from loans, notes payable and long-term
      obligations, net of debt issuance costs of $12,668 .........                           378,922
   Repayment of loans, notes payable and long-term obligations ...        (1,720)               (224)           (21,251)
   Capital contributions in connection with the Transactions .....                           138,979
   Debt retirement costs paid in connection with the
      Transactions ...............................................                                               (6,209)
   Purchase and retirement of redeemable Common Stock
      held by a former employee ..................................          (104)
   Repayment of note receivable from stockholder and officer .....                                                   25
                                                                         -------           ---------           --------
            Net cash (used in) provided by financing
               activities ........................................        (1,824)            517,677            (27,435)
Effect of exchange rate changes on cash and cash equivalents .....          (668)                413               (594)
                                                                         -------           ---------           --------
            Net decrease in cash and cash equivalents ............        (2,200)             (7,931)           (22,225)
Cash and cash equivalents at beginning of period .................         4,252               9,237             31,462
                                                                         -------           ---------           --------
Cash and cash equivalents at end of period .......................       $ 2,052           $   1,306           $  9,237
                                                                         =======           =========           ========

Supplemental Disclosures:
         Interest paid ...........................................       $13,962           $   4,695           $  6,531
         Income taxes paid .......................................       $ 2,361           $     635           $  1,002

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

NOTE 2 - THE TRANSACTIONS

     On April 30, 2004, Amscan and AAH Acquisition Corporation ("AAH Acquisition"), a wholly-owned subsidiary of AAH Holdings Corporation ("AAH Holdings"), a privately held corporation jointly controlled by funds affiliated with Berkshire Partners LLC and Weston Presidio (together the "Principal Investors"), entered into a merger agreement, with Amscan continuing as the surviving entity and as a wholly-owned subsidiary of AAH Holdings. Under the terms of the agreement, the equity interests in Amscan of GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co., (collectively "GSCP"), and all other stockholders, other than certain management investors, were cancelled in exchange for the right to receive cash. Cash paid to consummate the acquisition totaled $529,982,000 and was financed with initial borrowings (before deducting deferred financing costs of $13,084,000) consisting of a $205,000,000 term loan under a new senior secured credit facility which includes a $50,000,000 revolving loan facility, the proceeds from the issuance of $175,000,000 of 8.75% senior subordinated notes due 2014, an equity contribution from the Principal Investors and employee stockholders of $140,524,000, borrowings under the revolver of $23,551,000 and approximately $2,900,000 of cash on hand. Certain existing employee shareholders participated in the Transactions (as defined hereafter) by purchasing approximately 296.91 shares of common stock. The Chief Executive Officer and the President of the Company exchanged 5.4945 and 2.7472 of their shares of common stock of the Predecessor (as defined hereafter) for 100 and 50 shares of common stock of the Company with an equivalent value of $1,000,000 and $500,000, respectively. In addition, the Chief Executive Officer and the President of the Company exchanged vested options to purchase 5.607 and 2.804 shares of Predecessor common stock, which had intrinsic values of $600,000 and $300,000, respectively, for vested options to purchase 65.455 and 32.727 shares of Common Stock, respectively, under the Company's equity incentive plan with intrinsic values of $492,000 and $245,000 and fair values of $590,000 and $290,000, respectively. The acquisition has been accounted for under the purchase method of accounting which required that the Company adjust its assets and liabilities to their relative fair values. In order to reflect the ultimate beneficial ownership of the Company, the capital structure disclosed in the financial statements is the capital structure of AAH Holdings.

     The purchase price has been allocated based upon the fair value of net assets acquired at the date of acquisition. The allocations were based on independent valuations which were finalized during the second quarter of 2005. The purchase price was principally allocated to accounts receivable ($91,200,000), inventories ($81,600,000), property plant and equipment ($94,400,000), goodwill ($282,998,000), other intangible assets ($60,800,000), prepaid expenses and other current and non-current assets ($21,400,000), and accounts payable, accrued expenses and other current and non-current liabilities of ($102,333,000). As a result of the finalization of the independent valuations, during the six months ended June 30, 2005 the Company recorded additional non-current liabilities of approximately $583,000, with a corresponding increase to goodwill, other intangibles and deferred taxes. In addition, the Company recorded amortization of leasehold reserves of $479,000 and $348,000 during the three and six months ended June 30, 2005, respectively, relating to the eleven months ended March 31, 2005 and the eight months ended December 31, 2004, respectively. Goodwill and tradenames are not amortizable and the amortization of other intangible assets is not deductible for income tax purposes.

     Concurrent with the acquisition, on April 30, 2004, the following financing transactions were also consummated: the repayment of a term loan of $147,724,000 under the Company's then existing senior secured credit facility and the termination of all commitments thereunder; the redemption of $87,200,000 of the $110,000,000 aggregate principal amount outstanding of the Company's 9.875% senior subordinated notes due 2007 for $93,500,000 or 103.542% of the principal amount of such notes plus accrued and unpaid interest, following the Company's tender

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

offer and consent solicitation; and repayment of an $8,500,000 mortgage obligation with a financial institution (the acquisition together with the foregoing financing transactions are referred to herein collectively as the "Transactions"). As used herein, "Predecessor" refers to the Company prior to the Transactions.

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

     In connection with the Transactions in April 2004, the Company recorded non-recurring expenses of $11,757,000 comprised of $6,209,000 of debt retirement costs and the write-off of $5,548,000 of deferred financing costs associated with the repayment of debt in connection with the Transactions.

     The following unaudited pro forma information assumes the Transactions had occurred on January 1, 2004. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the Transactions occurred on January 1, 2004, nor is it necessarily indicative of the Company's future results (dollars in thousands):

                                           Three Months Ended   Six Months Ended
                                              June 30, 2004       June 30, 2004
                                           ------------------   ----------------
Net sales...............................         $96,316            $196,841
Net income..............................         $ 2,775            $  7,552

     The pro forma net income amounts reflect the following items: (i) adjustments for interest expense from new borrowings related to the Transactions and the elimination of historical interest on debt repaid in the Transactions,
(ii) management fees to be paid to our Principal Investors, (iii) the elimination of non-recurring expenses related to the Transactions, (iv) the elimination of the increase in cost of sales in 2004 arising from the revaluation of inventories as a result of purchase price allocation, (v) adjustments to depreciation and amortization expense arising from the valuation of property, plant and equipment and amortizable intangible assets, as a result of the purchase price allocation, and (vi) the related income tax effects of the above items based upon a pro forma effective income tax rate of 39.5%.

NOTE 3 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Amscan Holdings and its majority-owned and controlled entities. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

indicative of the results to be expected for the year ending December 31, 2005. The results of operations may be affected by seasonal factors such as the timing of holidays or industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

NOTE 4 - INVENTORIES

     Inventories consisted of the following (dollars in thousands):

                                                         JUNE 30,   DECEMBER 31,
                                                           2005         2004
                                                         -------    ------------
Finished goods........................................   $80,086      $70,896
Raw materials.........................................    10,885       11,080
Work-in-process.......................................     6,650        7,167
                                                         -------      -------
                                                          97,621       89,143
Less: reserve for slow moving and obsolete inventory..    (1,416)        (984)
                                                         -------      -------
                                                         $96,205      $88,159
                                                         =======      =======

     Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market.

NOTE 5 - INCOME TAXES

The consolidated income tax expense for the three and six months ended June 30, 2005, the two months ended June 30, 2004 and the one and four months ended April 30, 2004 (Predecessor) was determined based upon estimates of the Company's consolidated effective income tax rates for the year ending December 31, 2005, the eight months ended December 31, 2004 and the four months ended April 30, 2004 (Predecessor), respectively. The differences between the consolidated effective income tax rates and the U.S. federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations, including available foreign tax credits. In addition, during the three months ended June 30, 2005, the Company recorded a $1,400,000 reduction to its income tax expense and net deferred income tax liability to reflect a change in its estimated state income tax rate. The tax rate change results from a change in New York State tax law governing the apportionment of income.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) consisted of the following (dollars in thousands):

                                                  THREE MONTHS      TWO MONTHS      ONE MONTH       SIX MONTHS      FOUR MONTHS
                                                      ENDED           ENDED           ENDED           ENDED            ENDED
                                                  JUNE 30, 2005   JUNE 30, 2004   APRIL 30 2004   JUNE 30, 2005   APRIL 30, 2004
                                                  -------------   -------------   -------------   -------------   --------------
                                                                                  (PREDECESSOR)                    (PREDECESSOR)
Net income (loss)..............................      $3,621           $  702         $(5,829)         $7,627          $(890)
Net change in cumulative translation
   adjustment..................................        (386)             521          (1,029)          (1087)          (673)
Change in fair value of available-for-sale
   securities, net of income taxes of  $1 and
   $(14), respectively.........................                                            1                            (22)
Reclassification adjustment for
   available-for-sale securities sold during
   the period, net of income taxes of $(19)....                                          (28)                           (28)
Change in fair value of the interest rate swap
   contract, net of  income taxes of $(113),
   $(20), $109, $109 and $54, respectively.....        (193)             (30)            167             165             82
Reclassification adjustment for the interest
   rate swap contract terminated in connection
   with the Transactions, net of income taxes
   of $266.....................................                                          408                            408
Change in fair value of the foreign exchange
   contracts, net of income taxes of $(31),
   $14, $151, $194 and $146, respectively......         (53)              22             231             259            224
                                                     ------           ------         -------          ------          -----
                                                     $2,989           $1,215         $(6,079)         $6,964          $(899)
                                                     ======           ======         =======          ======          =====

NOTE 7 - CAPITAL STOCK

     At June 30, 2005 and December 31, 2004, the Company's authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding and 40,000.00 shares of Common Stock, $0.01 par value, of which 13,951.98 and 13,962.38 shares were issued and outstanding, respectively.

     During the first quarter of 2005, the Company purchased and retired 10.4 shares of redeemable Common Stock held by a former employee for $104,000.

     In connection with the Transactions (see Note 2), certain existing employee stockholders purchased 296.91 shares of AAH Holdings Common Stock based on the same price and terms per share as paid by the other equity investors. Under the terms of the AAH Holdings stockholders' agreement dated April 30, 2004, the Company has an option to purchase all of the shares of Common Stock held by former employees and, under certain circumstances, former employee stockholders can require the Company to purchase all of the shares held by the former employee. The purchase price as prescribed in the stockholders' agreement is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

be payable to all employee stockholders based on the fully paid and vested common securities is classified as redeemable common securities on the consolidated balance sheet at the estimated fair market value of the common stock, with a corresponding adjustment to stockholders' equity. At June 30, 2005, the aggregate amount that may be payable to employee stockholders and employee option holders was approximately $3,601,000. As there is no active market for the Company's Common Stock, the Company estimated the fair value based on the valuation of Common Stock issued in connection with the Transactions.

     In connection with the Transactions, the Company's Chief Executive Officer and its President exchanged 5.4945 and 2.7472 of their shares of Amscan Holdings Common Stock for 100 and 50 shares of AAH Common Stock with an equivalent value of $1,000,000 and $500,000, respectively. In addition, the Chief Executive Officer and the President exchanged 5.607 and 2.804 vested options to purchase shares of Amscan Holdings Common Stock, which had intrinsic values of $600,000 and $300,000, respectively, for vested options to purchase 65.455 and 32.727 shares of AAH Common Stock under the new equity incentive plan with intrinsic values of $492,000 and $245,000 and estimated fair values of $590,000 and $290,000, respectively (see Note 10). The fair value of the AAH options was included in the equity contribution related to the Transactions; however as the options are options to purchase redeemable common stock, their estimated redemption value is classified as redeemable common securities on the consolidated balance sheet.

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

NOTE 8 - LEGAL PROCEEDINGS

     The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe the outcome of these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.

NOTE 9 - RELATED PARTY TRANSACTIONS

     In connection with the Transactions, the Company executed a management agreement with Berkshire Partners LLC and Weston Presidio. Pursuant to the management agreement, Berkshire Partners LLC and Weston Presidio will be paid annual management fees of $833,333 and $416,667, respectively. At June 30, 2005, accrued management fees payable to Berkshire Partners LLC and Weston Presidio totaled $138,889 and $69,445, respectively. Although the indenture governing our senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.

     In April 2004, Goldman Sachs and its affiliates received fees totaling $8,123,000 for services provided in connection with the Transactions.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

     During the one and four months ended April 30, 2004, the Company sold $235,000 and $836,000 of metallic balloons and other party goods to American Greetings Corporation, a minority stockholder from February 2002 through the date of the Transactions.

NOTE 10 - STOCK OPTION PLAN

     Effective May 1, 2004, the Company elected to apply the fair value method of Statement of Financial Accounting Standards ("SFAS") No. 123, as amended by SFAS No.148, Accounting for Stock-Based Compensation -- Transition and Disclosure. SFAS No. 123 permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," which requires the recognition of compensation expense at the date of grant only if the current market price of the underlying stock exceeds the exercise price, and to provide pro forma net income disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. SFAS No. 148 provides alternative methods of transition to SFAS No.123's fair value method of accounting for stock-based employee compensation and amends the disclosure provisions of SFAS No.123.

     In April 2005, the SEC deferred the implementation date of SFAS No. 123(R), Share-Based Payment. As a result, we plan to adopt SFAS No. 123(R) effective January 1, 2006 rather than the initial implementation date of July 2005. The Company is evaluating the requirements of SFAS No. 123(R), including the valuation methods, the support for the assumptions that underlie the valuation of awards and the transition methods.

     During the three months ended June 30, 2005, the Company granted 727 basic stock options and 770 performance stock options to purchase shares of the Company's common stock to certain employees and two directors under the terms of the AAH Holdings Corporation 2004 Equity Incentive Plan. The basic and performance stock options were granted at an exercise price equal to the common stock's estimated fair value of $10,000 per share and generally vest 20% at each anniversary date of issuance. The performance options are earned based on the Company achieving certain financial thresholds upon the occurrence of certain determination dates. The Company used a minimum value method to determine the fair value of the options granted and recorded approximately $112,000 in compensation expense, in general and administrative expenses during the three and six month periods ended June 30, 2005.

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

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

Had the Predecessor determined stock-based compensation based on the fair value of the options granted at the grant date, consistent with the method prescribed under SFAS No. 123, the Predecessor's net loss would have increased to the amounts indicated below (dollars in thousands):

                                                               FOUR MONTHS
                                           ONE MONTH ENDED        ENDED
                                            APRIL 30, 2004   APRIL 30, 2004
                                           ---------------   --------------
Net loss as reported....................       $(5,829)         $  (890)
Less: Total stock-based  employee
   compensation expense determined
   under the fair value based method
   for all awards, net of income taxes
   of $31 and $125, respectively........            47              192
                                               -------          -------
SFAS No. 123 pro forma net loss.........       $(5,876)         $(1,082)
                                               =======          =======

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

NOTE 11 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

     -    Amscan (Asia-Pacific) Pty. Ltd.

     -    Amscan Partyartikel GmbH

     -    Amscan de Mexico, S.A. de C.V.

     -    Anagram International (Japan) Co., Ltd.

     -    Anagram Espana, S.A.

     -    Anagram France S.C.S.

     -    JCS Hong Kong Ltd.

     The following information presents consolidating balance sheets as of June 30, 2005 and December 31, 2004, and the related consolidating statements of operations and consolidating statements of cash flows for the three months ended June 30, 2005, the two months ended June 30, 2004, the month ended April 30, 2004 (Predecessor), the six months ended June 30, 2005, the two months ended June 30, 2004 and the four months ended April 30, 2004 (Predecessor) for the combined Guarantors and the combined Non-guarantors and elimination entries necessary to consolidate the entities comprising the combined companies.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                           CONSOLIDATING BALANCE SHEET

                                  JUNE 30, 2005
                             (DOLLARS IN THOUSANDS)

                                                         AMSCAN
                                                      HOLDINGS AND    COMBINED
                                                        COMBINED        NON-
                                                       GUARANTORS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                      ------------   ----------   ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents.......................     $    987       $ 1,065                     $  2,052
   Accounts receivable, net of allowances..........       70,642        13,557                       84,199
   Inventories, net of allowances..................       84,387        12,419      $   (601)        96,205
   Prepaid expenses and other current assets.......       13,653         2,111                       15,764
                                                        --------       -------      --------       --------
      Total current assets.........................      169,669        29,152          (601)       198,220
Property, plant and equipment, net.................       95,650         2,086                       97,736
Goodwill ..........................................      279,060         3,938                      282,998
Tradenames.........................................       33,500                                     33,500
Other intangible assets, net.......................       21,118                                     21,118
Other assets, net..................................       45,540         2,662       (28,904)        19,298
                                                        --------       -------      --------       --------
      Total assets.................................     $644,537       $37,838      $(29,505)      $652,870
                                                        ========       =======      ========       ========

LIABILITIES, REDEEMABLE COMMON SECURITIES
   AND STOCKHOLDERS' EQUITY
Current liabilities:
   Loans and notes payable.........................     $  1,700                                   $  1,700
   Accounts payable................................       35,638       $ 2,701                       38,339
   Accrued expenses ...............................       15,637         5,491                       21,128
   Income taxes payable ...........................        1,515           538      $   (119)         1,934
   Current portion of long-term obligations........        2,603           222                        2,825
                                                        --------       -------      --------       --------
      Total current liabilities....................       57,093         8,952          (119)        65,926
Long-term obligations, excluding current portion...      383,531           183                      383,714
Deferred income tax liabilities....................       41,774           635                       42,409
Other..............................................        4,252        24,049       (24,885)         3,416
                                                        --------       -------      --------       --------
      Total liabilities............................      486,650        33,819       (25,004)       495,465

Redeemable common securities.......................        3,601                                      3,601

Commitments and contingencies

Stockholders' equity:
   Preferred Stock.................................                                                      --
   Common Stock....................................                        339          (339)            --
   Additional paid-in capital......................      136,931                                    136,931
   Retained earnings...............................       16,673         3,172        (3,654)        16,191
   Accumulated other comprehensive income..........          682           508          (508)           682
                                                        --------       -------      --------       --------
      Total stockholders' equity...................      154,286         4,019        (4,501)       153,804
                                                        --------       -------      --------       --------
      Total liabilities, redeemable common
         securities and stockholders' equity.......     $644,537       $37,838      $(29,505)      $652,870
                                                        ========       =======      ========       ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                           CONSOLIDATING BALANCE SHEET

                                DECEMBER 31, 2004
                             (DOLLARS IN THOUSANDS)

                                                         AMSCAN
                                                      HOLDINGS AND    COMBINED
                                                        COMBINED        NON-
                                                       GUARANTORS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                      ------------   ----------   ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents.......................     $  3,153       $ 1,099                     $  4,252
   Accounts receivable, net of allowances..........       72,353        11,615                       83,968
   Inventories, net of allowances..................       77,386        11,052      $   (279)        88,159
   Prepaid expenses and other current assets.......       13,914         1,327                       15,241
                                                        --------       -------      --------       --------
      Total current assets.........................      166,806        25,093          (279)       191,620
Property, plant and equipment, net.................       94,179         1,955                       96,134
Goodwill ..........................................      277,699         5,222                      282,921
Tradenames.........................................       33,500                                     33,500
Other intangible assets, net.......................       23,289                                     23,289
Other assets, net..................................       41,875         3,331       (25,404)        19,802
                                                        --------       -------      --------       --------
      Total assets.................................     $637,348       $35,601      $(25,683)      $647,266
                                                        ========       =======      ========       ========

LIABILITIES, REDEEMABLE COMMON SECURITIES
   AND STOCKHOLDERS' EQUITY
Current liabilities:
   Loans and notes payable.........................     $  2,025                                   $  2,025
   Accounts payable................................       34,918       $ 1,924                       36,842
   Accrued expenses................................       14,425         6,555                       20,980
   Income taxes payable ...........................        2,319           302      $    (27)         2,594
   Current portion of long-term obligations........        2,627           180                        2,807
                                                        --------       -------      --------       --------
      Total current liabilities....................       56,314         8,961           (27)        65,248
Long-term obligations, excluding current portion...      384,802           191                      384,993
Deferred income tax liabilities....................       43,175                                     43,175
Other..............................................        2,372        23,310       (22,265)         3,417
                                                        --------       -------      --------       --------
      Total liabilities............................      486,663        32,462       (22,292)       496,833

Redeemable common securities.......................        3,705                                      3,705

Commitments and contingencies

Stockholders' equity:
   Preferred Stock.................................                                                      --
   Common Stock....................................                        339          (339)            --
   Additional paid-in capital......................      136,819                                    136,819
   Retained earnings...............................        8,816         1,384        (1,636)         8,564
   Accumulated other comprehensive income..........        1,345         1,416        (1,416)         1,345
                                                        --------       -------      --------       --------
      Total stockholders' equity...................      146,980         3,139        (3,391)       146,728
                                                        --------       -------      --------       --------
      Total liabilities, redeemable common
         securities and stockholders' equity.......     $637,348       $35,601      $(25,683)      $647,266
                                                        ========       =======      ========       ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2005
                             (DOLLARS IN THOUSANDS)

                                                           AMSCAN
                                                        HOLDINGS AND    COMBINED
                                                          COMBINED        NON-
                                                         GUARANTORS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                        ------------   ----------   ------------   ------------
Net sales............................................      $91,198       $15,542       $(5,455)      $101,285
Cost of sales........................................       63,692        10,295        (5,225)        68,762
                                                           -------       -------       -------       --------
      Gross profit...................................       27,506         5,247          (230)        32,523

Operating expenses:
   Selling expenses..................................        7,330         1,881                        9,211
   General and administrative expenses...............        7,399         1,859          (330)         8,928
   Art and development costs.........................        2,352                                      2,352
   Provision for doubtful accounts...................          321           109                          430
                                                           -------       -------       -------       --------
      Total operating expenses.......................       17,402         3,849          (330)        20,921
                                                           -------       -------       -------       --------
      Income from operations.........................       10,104         1,398           100         11,602

Interest expense, net................................        7,676            28                        7,704
Undistributed loss in unconsolidated joint venture...          369                                        369
Other income, net....................................       (1,278)           (2)        1,274             (6)
                                                           -------       -------       -------       --------
      Income before income taxes and
         minority interest...........................        3,337         1,372        (1,174)         3,535

Income tax expense...................................         (431)          382           (83)          (132)
Minority interest....................................                         46                           46
                                                           -------       -------       -------       --------
      Net income.....................................      $ 3,768       $   944       $(1,091)      $  3,621
                                                           =======       =======       =======       ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE TWO MONTHS ENDED JUNE 30, 2004
                             (DOLLARS IN THOUSANDS)

                                                           AMSCAN
                                                        HOLDINGS AND    COMBINED
                                                          COMBINED        NON-
                                                         GUARANTORS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                        ------------   ----------   ------------   ------------
Net sales............................................      $57,851       $9,123       $(3,793)       $63,181
Cost of sales........................................       40,954        6,237        (3,767)        43,424
                                                           -------       ------       -------        -------
      Gross profit...................................       16,897        2,886           (26)        19,757
Operating expenses:
   Selling expenses..................................        4,829        1,119                        5,948
   General and administrative expenses...............        4,530        1,142          (220)         5,452
   Art and development costs.........................        1,769                                     1,769
   Provision for doubtful accounts...................          241           85                          326
                                                           -------       ------       -------        -------
      Total operating expenses.......................       11,369        2,346          (220)        13,495
                                                           -------       ------       -------        -------
      Income from operations.........................        5,528          540           194          6,262
Interest expense, net ...............................        4,734           26                        4,760
Undistributed loss in unconsolidated joint venture...          312                                       312
Other income, net....................................         (574)                       563            (11)
                                                           -------       ------       -------        -------
      Income before income taxes and
         minority interest...........................        1,056          514          (369)         1,201
Income tax expense...................................          338          146           (10)           474
Minority interest....................................                        25                           25
                                                           -------       ------       -------        -------
      Net income.....................................      $   718       $  343       $  (359)       $   702
                                                           =======       ======       =======        =======

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE ONE MONTH ENDED APRIL 30, 2004
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)

                                                              AMSCAN
                                                           HOLDINGS AND    COMBINED
                                                             COMBINED        NON-
                                                            GUARANTORS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                           ------------   ----------   ------------   ------------
Net sales...............................................     $30,280        $4,478       $(1,623)       $33,135
Cost of sales...........................................      20,761         2,994        (1,589)        22,166
                                                             -------        ------       -------        -------
      Gross profit......................................       9,519         1,484           (34)        10,969
Operating expenses:
   Selling expenses.....................................       2,567           561                        3,128
   General and administrative expenses..................       2,107           560          (110)         2,557
   Art and development costs............................         899                                        899
   Provision for doubtful accounts......................         152            36                          188
   Non-recurring expenses related to the Transactions...      11,757                                     11,757
                                                             -------        ------       -------        -------
      Total operating expenses..........................      17,482         1,157          (110)        18,529
                                                             -------        ------       -------        -------
      (Loss) income from operations.....................      (7,963)          327            76         (7,560)
Interest expense, net ..................................       2,007            16                        2,023
Undistributed loss in unconsolidated joint venture .....          56                                         56
Other (income) expense, net.............................        (320)            3           307            (10)
                                                             -------        ------       -------        -------
      (Loss) income before income taxes and
         minority interest..............................      (9,706)          308          (231)        (9,629)
Income tax (benefit) expense............................      (3,897)          108           (14)        (3,803)
Minority interest.......................................                         3                            3
                                                             -------        ------       -------        -------
      Net (loss) income.................................      (5,809)          197          (217)        (5,829)
      Dividend on redeemable convertible
         preferred stock................................          34                                         34
                                                             -------        ------       -------        -------
      Net (loss) income applicable to common stock......     $(5,843)       $  197       $  (217)       $(5,863)
                                                             =======        ======       =======        =======

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                             (DOLLARS IN THOUSANDS)

                                                           AMSCAN
                                                        HOLDINGS AND    COMBINED
                                                          COMBINED        NON-
                                                         GUARANTORS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                        ------------   ----------   ------------   ------------
Net sales............................................     $182,298      $29,354       $(9,991)       $201,661
Cost of sales........................................      125,972       19,260        (9,669)        135,563
                                                          --------      -------       -------        --------
      Gross profit...................................       56,326       10,094          (322)         66,098

Operating expenses:
   Selling expenses..................................       14,329        3,866                        18,195
   General and administrative expenses...............       14,004        3,704          (660)         17,048
   Art and development costs.........................        4,614                                      4,614
   Provision for doubtful accounts...................          524          164                           688
                                                          --------      -------       -------        --------
      Total operating expenses.......................       33,471        7,734          (660)         40,545
                                                          --------      -------       -------        --------
      Income from operations.........................       22,855        2,360           338          25,553

Interest expense, net ...............................       15,174           57                        15,231
Undistributed loss in unconsolidated joint venture...          432                                        432
Other income, net....................................       (2,357)         (16)        2,363             (10)
                                                          --------      -------       -------        --------
      Income before income taxes and
         minority interest...........................        9,606        2,319        (2,025)          9,900

Income tax expense...................................        1,776          566          (119)          2,223
Minority interest....................................                        50                            50
                                                          --------      -------       -------        --------
      Net income.....................................     $  7,830      $ 1,703       $(1,906)       $  7,627
                                                          ========      =======       =======        ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE TWO MONTHS ENDED JUNE 30, 2004
                             (DOLLARS IN THOUSANDS)

                                                               AMSCAN
                                                            HOLDINGS AND    COMBINED
                                                              COMBINED        NON-
                                                             GUARANTORS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                            ------------   ----------   ------------   ------------
Net sales................................................      $57,851       $9,123        $(3,793)       $63,181
Cost of sales............................................       40,954        6,237         (3,767)        43,424
                                                               -------       ------        -------        -------
      Gross profit.......................................       16,897        2,886            (26)        19,757
Operating expenses:
   Selling expenses......................................        4,829        1,119                         5,948
   General and administrative expenses...................        4,530        1,142           (220)         5,452
   Art and development costs.............................        1,769                                      1,769
   Provision for doubtful accounts.......................          241           85                           326
                                                               -------       ------        -------        -------
      Total operating expenses...........................       11,369        2,346           (220)        13,495
                                                               -------       ------        -------        -------
      Income from operations.............................        5,528          540            194          6,262
Interest expense, net....................................        4,734           26                         4,760
Undistributed loss in unconsolidated joint venture.......          312                                        312
Other income, net........................................         (574)                        563            (11)
                                                               -------       ------        -------        -------
      Income before income taxes and minority interest...        1,056          514           (369)         1,201
Income tax expense.......................................          338          146            (10)           474
Minority interest........................................                        25                            25
                                                               -------       ------        -------        -------
      Net income.........................................      $   718       $  343        $  (359)       $   702
                                                               =======       ======        =======        =======

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE FOUR MONTHS ENDED APRIL 30, 2004
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)

                                                               AMSCAN
                                                            HOLDINGS AND    COMBINED
                                                              COMBINED        NON-
                                                             GUARANTORS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                            ------------   ----------   ------------   ------------
Net sales................................................     $121,426       $17,721       $(5,487)      $133,660
Cost of sales............................................       81,845        11,796        (5,394)        88,247
                                                              --------       -------       -------       --------
      Gross profit.......................................       39,581         5,925           (93)        45,413
Operating expenses:
   Selling expenses......................................       10,095         2,335                       12,430
   General and administrative expenses...................        8,280         2,305          (440)        10,145
   Art and development costs.............................        3,332                                      3,332
   Provision for doubtful accounts.......................          600           129                          729
   Non-recurring expenses related to the Transactions....       11,757                                     11,757
                                                              --------       -------       -------       --------
      Total operating expenses...........................       34,064         4,769          (440)        38,393
                                                              --------       -------       -------       --------
      Income from operations.............................        5,517         1,156           347          7,020
Interest expense, net....................................        8,320            64                        8,384
Undistributed loss in unconsolidated joint venture.......           89                                         89
Other income, net........................................       (1,194)          (39)        1,175            (58)
                                                              --------       -------       -------       --------
      (Loss) income before income taxes and
         minority interest...............................       (1,698)        1,131          (828)        (1,395)
Income tax (benefit) expense.............................         (864)          350           (37)          (551)
Minority interest........................................                         46                           46
                                                              --------       -------       -------       --------
      Net (loss) income..................................         (834)          735          (791)          (890)
      Dividend on redeemable convertible
         preferred stock.................................          136                                        136
                                                              --------       -------       -------       --------
      Net (loss) income applicable to common stock.......     $   (970)      $   735       $  (791)      $ (1,026)
                                                              ========       =======       =======       ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                             (DOLLARS IN THOUSANDS)

                                                               AMSCAN HOLDINGS    COMBINED
                                                                 AND COMBINED       NON-
                                                                  GUARANTORS     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                               ---------------   ----------   ------------   ------------
Cash flows provided by operating activities:
   Net income...............................................       $ 7,830         $ 1,703       $(1,906)       $ 7,627
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization expense.................         7,017             331                        7,348
      Amortization of deferred financing costs..............           738                                          738
      Provision for doubtful accounts.......................           524             164                          688
      Deferred income tax expense...........................           813                                          813
      Undistributed loss in unconsolidated joint venture....           432                                          432
      Changes in operating assets and liabilities:
         (Increase), decrease in accounts receivable........         1,146          (2,067)                        (921)
         Increase in inventories............................        (7,001)         (1,367)          322         (8,046)
         Increase in prepaid expenses and other
            current assets..................................        (2,003)           (784)                      (2,787)
         Increase in accounts payable,
            accrued expenses and income taxes payable.......         1,402             238          (119)         1,521
      Other, net............................................        (5,557)          2,949         1,703           (905)
                                                                   -------         -------       -------        -------
         Net cash provided by operating activities..........         5,341           1,167                        6,508

Cash flows used in investing activities:
   Capital expenditures.....................................        (5,856)           (360)                      (6,216)
                                                                   -------         -------                      -------
         Net cash used in investing activities..............        (5,856)           (360)                      (6,216)

Cash flows used in financing activities:
   Repayment of loans, notes payable and long-term
      obligations...........................................        (1,620)           (100)                      (1,720)
   Purchase and retirement of redeemable Common
      Stock held by a former employee.......................          (104)                                        (104)
                                                                   -------         -------       -------        -------
         Net cash used in financing activities..............        (1,724)           (100)           --         (1,824)
Effect of exchange rate changes on cash
   and cash equivalents.....................................            73            (741)                        (668)
                                                                   -------         -------       -------        -------
         Net decrease in cash and cash
            equivalents.....................................        (2,166)            (34)                      (2,200)
Cash and cash equivalents at beginning of period............         3,153           1,099                        4,252
                                                                   -------         -------       -------        -------
Cash and cash equivalents at end of period..................       $   987         $ 1,065       $    --        $ 2,052
                                                                   =======         =======       =======        =======

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE TWO MONTHS ENDED JUNE 30, 2004

                             (DOLLARS IN THOUSANDS)

                                                               AMSCAN HOLDINGS    COMBINED
                                                                 AND COMBINED       NON-
                                                                  GUARANTORS     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                               ---------------   ----------   ------------   ------------
Cash flows provided by (used in) operating activities:
   Net income...............................................      $     718       $   343        $(359)       $     702
   Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
      Depreciation and amortization expense.................          2,654           113                         2,767
      Amortization of deferred financing costs..............            262                                         262
      Provision for doubtful accounts.......................            241            85                           326
      Deferred income tax benefit...........................           (484)                                       (484)
      Undistributed loss in unconsolidated joint venture....            312                                         312
      Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable.........          8,875          (129)                        8,746
         Decrease (increase) in inventories.................            826        (1,620)          26             (768)
         Decrease in prepaid expenses and other current
            assets..........................................           (465)           28                          (437)
         (Decrease) increase in accounts payable, accrued
            expenses and income taxes payable...............         (6,675)          288          (10)          (6,397)
      Other, net............................................           (860)          504          343              (13)
                                                                  ---------       -------        -----        ---------
         Net cash provided by (used in) operating
            activities......................................          5,404          (388)          --            5,016

Cash flows used in investing activities:
   Cash paid to consummate the Transactions.................       (529,982)                                   (529,982)
   Capital expenditures.....................................         (1,006)          (50)                       (1,056)
   Proceeds from disposal of property and equipment.........                            1                             1
                                                                  ---------       -------        -----        ---------
         Net cash used in investing activities..............       (530,988)          (49)          --         (531,037)

Cash flows provided by (used in) financing activities:
   Proceeds from loans, notes payable and long-term
      obligations, net of debt issuance costs of $12,668....        378,922                                     378,922
   Repayment of loans, notes payable and long-term
      obligations...........................................           (195)          (29)                         (224)
   Capital contributions in connection with the
      Transactions..........................................        138,979                                     138,979
                                                                  ---------       -------        -----        ---------
         Net cash provided by (used in) financing
            activities......................................        517,706           (29)          --          517,677
Effect of exchange rate changes on cash and cash
   equivalents..............................................              9           404                           413
                                                                  ---------       -------        -----        ---------
         Net decrease in cash and cash equivalents..........         (7,869)          (62)                       (7,931)
Cash and cash equivalents at beginning of period............          8,646           591                         9,237
                                                                  ---------       -------        -----        ---------
Cash and cash equivalents at end of period..................      $     777       $   529        $  --        $   1,306
                                                                  =========       =======        =====        =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE FOUR MONTHS ENDED APRIL 30, 2004
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)

                                                               AMSCAN HOLDINGS    COMBINED
                                                                 AND COMBINED       NON-
                                                                  GUARANTORS     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                               ---------------   ----------   ------------   ------------
Cash flows provided by operating activities:
   Net (loss) income........................................       $   (834)      $   735        $(791)        $   (890)
   Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
      Depreciation and amortization expense.................          5,076           220                         5,296
      Amortization of deferred financing costs..............            709                                         709
      Amortization of restricted Common Stock award.........             52                                          52
      Provision for doubtful accounts.......................            600           129                           729
      Deferred income tax benefit...........................            (58)                                        (58)
      Gain on sale of available-for-sale securities.........            (47)                                        (47)
      Gain on disposal of equipment.........................                          (35)                          (35)
      Write-off of deferred financing costs in connection
         with the Transactions..............................          5,548                                       5,548
      Debt retirement costs incurred in connection with
         the Transactions...................................          6,209                                       6,209
      Undistributed loss in unconsolidated joint venture....             89                                          89
      Changes in operating assets and liabilities:
            Increase in accounts receivable.................        (13,843)       (1,404)                      (15,247)
            Decrease in inventories.........................          5,833           303           93            6,229
            Increase in prepaid expenses and other current
               assets.......................................         (3,017)         (576)                       (3,593)
            Increase in accounts payable, accrued expenses
               and income taxes payable.....................          3,663           365          (37)           3,991
      Other, net............................................         (1,545)        1,240          735              430
                                                                   --------       -------        -----         --------
            Net cash provided by operating activities.......          8,435           977           --            9,412
Cash flows used in investing activities:
   Capital expenditures.....................................         (3,205)         (521)                       (3,726)
   Proceeds from sale of available-for-sale securities......             65                                          65
   Proceeds from disposal of property and equipment.........                           53                            53
                                                                   --------       -------        -----         --------
            Net cash used in investing activities...........         (3,140)         (468)          --           (3,608)
Cash flows used in financing activities:
   Repayment of loans, notes payable and long-term
      obligations...........................................        (21,184)          (67)                      (21,251)
   Debt retirement costs paid in connection with the
      Transactions..........................................         (6,209)                                     (6,209)
   Repayment of note receivable from stockholder and
      officer...............................................             25                                          25
                                                                   --------       -------        -----         --------
            Net cash used in financing activities...........        (27,368)          (67)          --          (27,435)
Effect of exchange rate changes on cash and cash
   equivalents..............................................            (21)         (573)                         (594)
                                                                   --------       -------        -----         --------
            Net decrease in cash and cash equivalents.......        (22,094)         (131)                      (22,225)
Cash and cash equivalents at beginning of period............         30,740           722                        31,462
                                                                   --------       -------        -----         --------
Cash and cash equivalents at end of period..................       $  8,646       $   591        $  --         $  9,237
                                                                   ========       =======        =====         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE TRANSACTIONS

     On April 30, 2004, Amscan and AAH Acquisition Corporation ("AAH Acquisition"), a wholly-owned subsidiary of AAH Holdings Corporation ("AAH Holdings"), a privately held corporation jointly controlled by funds affiliated with Berkshire Partners LLC and Weston Presidio (together the "Principal Investors") entered into a merger agreement, with Amscan continuing as the surviving entity and as a wholly-owned subsidiary of AAH Holdings. Under the terms of the agreement, the equity interests in Amscan of GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co., (collectively "GSCP"), and all other stockholders, other than certain management investors, were cancelled in exchange for the right to receive cash. Cash paid to consummate the acquisition totaled $530.0 million and was financed with initial borrowings (before deducting deferred financing costs of $13.1 million) consisting of a $205.0 million term loan under a new senior secured credit facility which includes a $50.0 million revolving loan facility, the proceeds from the issuance of $175.0 million of 8.75% senior subordinated notes due 2014, an equity contribution from the Principal Investors and employee stockholders of $140.5 million, borrowings under the revolver of $23.6 million and approximately $2.9 million of cash on hand. Certain existing employee shareholders participated in the Transactions (as defined hereafter) by purchasing 296.91 shares of common stock. The Chief Executive Officer and the President of the Company exchanged 5.4945 and 2.7472 of their shares of common stock of the Predecessor (as defined hereafter) for 100 and 50 shares of common stock of the Company with an equivalent value of $1.0 million and $0.5 million, respectively. In addition, the Chief Executive Officer and the President of the Company exchanged vested options to purchase 5.607 and 2.804 shares of Predecessor common stock, which had intrinsic values of $0.6 million and $0.3 million, respectively, for vested options to purchase 65.455 and 32.727 shares of Common Stock, respectively, under the Company's equity incentive plan with intrinsic values of $0.5 million and $0.2 million and fair values of $0.6 million and $0.3 million, respectively. The acquisition has been accounted for under the purchase method of accounting which required that the Company adjust its assets and liabilities to their relative fair values. In order to reflect the ultimate beneficial ownership of the Company, the capital structure disclosed in the Company's financial statements is the capital structure of AAH Holdings.

     The purchase price has been allocated based upon the fair value of net assets acquired at the date of acquisition. The final allocation was based on independent valuations that were completed during the second quarter of 2005. The purchase price was principally allocated to accounts receivable ($91.2 million), inventories ($81.6 million), property plant and equipment ($94.4 million), goodwill ($283.0 million), other intangible assets ($60.8 million), prepaid expenses and other current and non-current assets ($21.4 million), and accounts payable, accrued expenses and other current and non-current liabilities ($102.3 million). Goodwill and tradenames are not amortizable and the amortization of other intangible assets is not deductible for income tax purposes.

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

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

     The following table sets forth the statement of operations data for the three months ended June 30, 2005 and 2004. In order to facilitate the comparison between the two periods, the results for the three months ended June 30, 2004 were obtained by combining the results for the Predecessor Company for the one month ended April 30, 2004 with the results for the Successor Company for the two months ended June 30, 2004. This presentation is not in accordance with generally accepted accounting principles but is presented to provide the ability to compare the results of operations in 2004 to the current year.

PERCENTAGE OF NET SALES

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                                 2005    2004
                                                                -----   -----
Net sales..................................................     100.0%  100.0%
Cost of sales..............................................      67.9    68.1
                                                                -----   -----
      Gross profit.........................................      32.1    31.9
Operating expenses:
   Selling expenses........................................       9.1     9.4
   General and administrative expenses.....................       8.8     8.3
   Art and development costs...............................       2.3     2.8
   Provision for doubtful accounts.........................       0.4     0.5
   Non-recurring expenses related to the Transactions......              12.2
                                                                -----   -----
      Total operating expenses.............................      20.6    33.2
                                                                -----   -----
      Income (loss) from operations........................      11.5    (1.3)
Interest expense, net......................................       7.6     7.0
Undistributed loss in unconsolidated joint venture.........       0.4     0.4
Other income, net..........................................
                                                                -----   -----
Income (loss) before income taxes and minority  interest...       3.5    (8.8)
Income tax benefit.........................................      (0.1)   (3.5)
Minority interest..........................................
                                                                -----   -----
      Net income (loss)....................................       3.6%   (5.3)%
                                                                =====   =====

     NET SALES. Net sales of $101.3 million for the quarter ended June 30, 2005 were $5.0 million or 5.2% higher than the net sales for the quarter ended June 30, 2004, principally due to higher sales to party superstores. Sales for the second quarter of 2004 were adversely affected by a general softness in retail markets, the rationalization of inventories by certain national superstore chains and inventory shortages of certain products as a result of a production disruption at one of our foreign vendors. International sales were $1.9 million higher than in the second quarter of 2004 (including the effects of foreign exchange fluctuations) which was partially offset by lower domestic balloon and contract manufacturing sales.

     GROSS PROFIT. Gross profit margin for the second quarter of 2005 of 32.1% was comparable to the gross profit margin for the second quarter of 2004 and reflects the impact of higher raw material and freight costs as well as product sales mix. Gross profit margin for the three months ended June 30, 2005 also reflects the amortization of certain leasehold reserves established upon finalization of purchase accounting, including approximately $0.5 million related to the eleven months ended March 31, 2005.

     OPERATING EXPENSES. Selling expenses of $9.2 million for the quarter ended June 30, 2005 were comparable to the selling expenses for the second quarter of 2004. As a percent of net sales, selling expenses were 9.1% for the quarter ended June 30, 2005, or 30 basis points lower than for the second quarter of 2004, principally due to the higher level of sales to existing superstores customers and a reduction in sales force during the second half of 2004.

     General and administrative expenses of $8.9 million for the second quarter ended June 30, 2005 were $0.9 million higher than for the second quarter of 2004. As a percentage of net sales, general and administrative expenses were 8.8% for the second quarter of 2005, or 30 basis points higher than in 2004. The net increase in general and administrative expenses principally reflects higher depreciation and amortization expense (arising from changes in asset valuations and useful lives as a result of the Transactions) and management fees to our Principal Investors.

     Art and development costs of $2.4 million for the second quarter ended June 30, 2005, were $0.3 million lower than costs for the second quarter of 2004, reflecting reduced development of custom product lines. As a percentage of net sales, art and development costs were 2.3% for the second quarter of 2005 or 30 basis points lower than the second quarter of 2004.

     Provision for doubtful accounts for the three months ended June 30, 2005 was $0.4 million or 0.4% of net sales, as compared to $0.5 million or 0.5% of net sales for the three months ended June 30, 2004.

     In connection with the Transactions in April 2004, the Company recorded non-recurring expenses of $11.8 million comprised of $6.2 million of debt retirement costs and the write-off of $5.6 million of deferred financing costs associated with the repayment of debt in connection with the Transactions.

     INTEREST EXPENSE, NET. Interest expense of $7.7 million for the three months ended June 30, 2005 was $0.9 million higher than for the three months ended June 30, 2004, due to the impact of higher average borrowings following the Transactions and higher variable interest rates.

     UNDISTRIBUTED LOSS IN UNCONSOLIDATED JOINT VENTURE. Undistributed loss in unconsolidated joint venture represents our share of the loss from our Mexican balloon distribution joint venture, including the elimination of intercompany profit in the joint venture's inventory at June 30, 2005.

     INCOME TAXES. Income taxes for the second quarter of 2005 and 2004 was based upon estimated consolidated effective income tax rates of 37.0% and 39.5% for the years ending December 31, 2005 and 2004, respectively. The reduction in the effective tax rate reflects the estimated benefit of the Domestic Production Activities deduction in 2005 as well as additional tax items required in 2004. In addition, during the three months ended June 30, 2005, the Company recorded a $1.4 million reduction of its income tax expense and its net deferred income tax liability to reflect a change in its estimated state income tax rates. The tax rate change results from a change in New York State tax law governing the apportionment of income.

     SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

     The following table sets forth the statement of operations data for the six months ended June 30, 2005 and 2004. In order to facilitate the comparison between the two periods, the results for the for the six months ended June 30, 2004 were obtained by combining the results for the Predecessor Company for the four months ended April 30, 2004 with the results for the Successor Company for the two months ended June 30, 2004. This presentation is not in accordance with generally accepted accounting principles but is presented to provide the ability to compare the results of operations in 2004 to the current year.

PERCENTAGE OF NET SALES

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                                ----------------
                                                                  2005    2004
                                                                 -----   -----
Net sales....................................................    100.0%  100.0%
Cost of sales................................................     67.2    66.9
                                                                 -----   -----
      Gross profit...........................................     32.8    33.1
Operating expenses:
   Selling expenses..........................................      9.0     9.3
   General and administrative expenses.......................      8.5     7.9
   Art and development costs.................................      2.3     2.6
   Provision for doubtful accounts...........................      0.3     0.5
   Non-recurring expenses related to the Transactions........              6.0
                                                                 -----   -----
      Total operating expenses...............................     20.1    26.3
                                                                 -----   -----
      Income from operations.................................     12.7     6.8
Interest expense, net........................................      7.6     6.7
Undistributed loss in unconsolidated joint venture...........      0.2     0.2
Other income, net............................................
                                                                 -----   -----
Income (loss) before income taxes and minority  interest.....      4.9    (0.1)
Income tax expense...........................................      1.1
Minority interest............................................
                                                                 -----   -----
      Net income (loss)......................................      3.8%   (0.1)%
                                                                 =====   =====

     NET SALES. Net sales of $201.7 million for the six months ended June 30, 2005 were $4.8 million or 2.4% higher than the net sales for the six months ended June 30, 2004, principally due to higher sales to party superstores. Sales for the first six months of 2004 were adversely affected by a general softness in retail markets, the rationalization of inventories by certain national superstore chains and inventory shortages on certain products as a result of a production disruption at one of our foreign vendors. International sales were $2.5 million higher than in the first six months of 2004 (including the effects of foreign exchange fluctuations) which was partially offset lower domestic balloon and contract manufacturing sales.

     GROSS PROFIT. Gross profit margin for the first six months of 2005 was 32.8%, or 30 basis points lower than during the first six months of 2004. The decrease in gross profit margin principally reflects the impact of higher raw material and freight costs as well as product sales mix. Gross profit margin for the six months ended June 30, 2005 also reflects the amortization of certain leasehold reserves established upon finalization of purchase accounting, including approximately $0.3 million related to the eight months ended December 31, 2004.

     OPERATING EXPENSES. Selling expenses of $18.2 million for the six months ended June 30, 2005 were $0.1 million lower than for the first six months of 2004. As a percent of net sales, selling expenses were 9.0% for the six months ended June 30, 2005, or 30 basis points lower than in 2004 principally due to the higher level of sales to existing superstore customers and a reduction in sales force during the second half of 2004.

     General and administrative expenses of $17.0 million for the six months ended June 30, 2005 were $1.5 million higher than for the first six months of 2004. As a percentage of net sales, general and administrative expenses were 8.5% for the first six months of 2005, or 60 basis points higher than in 2004. The net increase in general and administrative expenses principally reflects higher professional fees and management fees to our Principal Investors, higher depreciation and amortization expense (arising from changes in asset valuations and useful lives as a result of the Transactions).

     Art and development costs of $4.6 million for the six months ended June 30, 2005 were $0.5 million lower than costs for the first six months of 2004, reflecting reduced development of custom product lines. As a percentage of net sales, art and development costs were 2.3% for the first six months of 2005 or 30 basis points lower than the first six months of 2004.

     In connection with the Transactions in April 2004, the Company recorded non-recurring expenses of $11.8 million comprised of $6.2 million of debt retirement costs and the write-off of $5.6 million of deferred financing costs associated with the repayment of debt in connection with the Transactions.

     INTEREST EXPENSE, NET. Interest expense of $15.2 million for the six months ended June 30, 2005 was $2.1 million higher than for the six months ended June 30, 2004, due to the impact of higher average borrowings following the Transactions.

     UNDISTRIBUTED LOSS IN UNCONSOLIDATED JOINT VENTURE. Undistributed loss in unconsolidated joint venture represents our share of the loss from our Mexican balloon distribution joint venture, including the elimination of intercompany profit in the joint venture's inventory at June 30, 2005.

     INCOME TAXES. Income taxes for the first six months of 2005 and 2004 were based upon estimated consolidated effective income tax rates of 37.0% and 39.5% for the years ending December 31, 2005 and 2004, respectively. The reduction in the effective tax rate reflects the estimated benefit of the Domestic Production Activities deduction in 2005 as well as additional tax items required in 2004. In addition, during the three months ended June 30, 2005, the Company recorded a $1.4 million reduction of its income tax expense and its net deferred income tax liability to reflect a change in its estimated state income tax rates. The tax rate change results from a change in New York State tax law governing the apportionment of income.

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

     The Company's term loan provides for amortization (in quarterly installments) of 1.0% per annum through June 30, 2010, and will then amortize in equal quarterly payments through June 30, 2012. The term loan bears interest, at the option of the Company, at the index rate plus 1.75% per annum or at LIBOR plus 2.75% per annum. At June 30, 2005, the term loan balance was $203.0 million, with a floating interest rate of 5.65%. To hedge the risk associated with fluctuations in interest rates, the Company entered into two interest rate swap transactions with a financial institution during 2004, for an initial aggregate notional amount of $17.4 million, increasing over three years to $62.6 million.

     Revolving loans under the senior credit facility expire on April 30, 2010 and bear interest, at the option of the Company, at the index rate plus, based on performance, a margin ranging from 0.75% to 1.50% per annum, or at LIBOR plus, based on performance, a margin ranging from 1.75% to 2.50% per annum. At June 30, 2005, the Company had borrowings under the revolver totaling $1.7 million at a floating interest rate of 7.50%. Standby letters of credit totaling $8.0 million were outstanding and the Company had borrowing capacity of $40.3 million under the terms of the revolver at June 30, 2005.

     At June 30, 2005, we had a 400,000 Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate plus 0.6% and expires in September 2005; a 1.0 million British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on May 31, 2006, and a $1.0 million revolving credit facility which bears interest at LIBOR plus 1.0% and expires on December 31, 2005. No borrowings were outstanding under these revolving credit facilities at June 30, 2005. We expect to renew these revolving credit facilities upon expiration.

     Long-term borrowings at June 30, 2005 include a mortgage note with the New York State Job Development Authority of $8.2 million which requires monthly payments based on a 180-month amortization period with a balloon payment upon maturity in January 2010. The mortgage note bears interest at the rate of 4.86%, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority's confidential internal protocols. The mortgage note is collateralized by a distribution facility located in Chester, New York. On April 30, 2004, in connection with the Transactions, a first lien mortgage note of $8.5 million was paid in full. The mortgage note bore interest at LIBOR plus 2.75%. However, we utilized an interest rate swap agreement to effectively fix the loan rate at 8.40% for the term of the loan. The related interest rate swap agreement was terminated on April 30, 2004 in connection with the Transactions at a cost of $0.7 million.

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

     The Company has several non-cancelable operating leases principally for office, distribution and manufacturing facilities, showrooms and warehouse equipment. These leases expire on various dates through 2017 and generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance costs. Rent expense for the six months ended June 30, 2005 and 2004, was $6.0 million and $5.9 million, respectively. The minimum lease payments currently required under non-cancelable operating leases for the year ending December 31, 2005 approximate $12.3 million.

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

     During the three months ended June 30, 2005, the Company issued 727 basic stock options and 770 performance stock options to purchase shares of the Company's common stock to certain employees and its two outside directors, under the terms of the AAH Holdings Corporation 2004 Equity Incentive Plan. The basic and performance stock options were granted at a strike price equal to the common stock's estimated fair value of $10,000 per share and generally vest 20% at each anniversary date of issuance. The performance options are earned based on the Company achieving certain financial thresholds upon the occurrence of certain measurement dates. The Company used a minimum value method to determine the fair value of the options granted and recorded approximately $0.1 million in compensation expense during the three and six month periods ended June 30, 2005.

CASH FLOW DATA - SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

     Net cash provided by operating activities during the six months ended June 30, 2005 and 2004, totaled $6.5 million and $14.4 million, respectively. Net cash flow provided by operating activities before changes in operating assets and liabilities for the six months ended June 30, 2005 and 2004, was $17.6 million and $21.5 million, respectively. Changes in operating assets and liabilities for the six months ended June 30, 2005 and 2004, resulted in the use of cash of $11.1 million and $7.1 million, respectively, with the increased use of cash during the six months ended June 30, 2005 reflecting higher levels of custom inventory and the replenishment of general inventory levels following the disruption in supply from a foreign vendor which began in the second quarter of 2004.

     During the six months ended June 30, 2005, net cash used in investing activities of $6.2 million, consisted principally of additional investments in distribution and manufacturing equipment. During the six months ended June 30, 2004, net cash used in investing activities of $534.6 million consisted of cash paid of $530.0 million to consummate the Transactions on April 30, 2004 and $4.8 million additional investments in distribution and manufacturing equipment, partially offset by proceeds from the sales of equipment and available-for-sale securities.

     During the six months ended June 30, 2005, net cash used in financing activities of $1.8 million included proceeds of $0.3 million from net short-term borrowings under the revolver, partially offset by scheduled payments of $1.4 million on the term loan and other long-term obligations, as well as the purchase of redeemable Common Stock held by a former employee totaling $0.1 million. During the six months ended June 30, 2004, net cash provided by financing activities of $490.2 million included proceeds totaling $378.9 million from short-term borrowings under the revolver and debt issued in connection with the Transactions, net of deferred financing costs of $12.7 million. Net cash provided by financing activities for the six months ended June 30, 2004, also included capital contributions in connection with the merger and the repayment of a note receivable by an employee partially offset by scheduled payments on the then existing term loan and other long-term obligations, a required prepayment of the then existing term loan of $20.2 million based on our excess cash flows for the year ended December 31, 2003 and debt retirement costs totaling $6.2 million paid in connection with the Transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we have utilized interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended June 30, 2005 and 2004, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes and minority interest would have decreased, by $1.0 million and $0.9 million, respectively. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the six months ended June 30, 2005 and 2004, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes and minority interest would have decreased, by $2.0 million and $1.3 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $0.5 million and $0.4 million for the three months ended June 30, 2005 and 2004, respectively. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $1.0 million and $0.9 million for the six months ended June 30, 2005 and 2004, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

     There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM 6. EXHIBITS

31(1)   Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and
        Rule 15d-14(a) of the Securities Exchange Act, as amended.

31(2)   Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and
        Rule 15d-14(a) of the Securities Exchange Act, as amended.

32      Certification of Chief Executive and Financial Officers pursuant to 18
        U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMSCAN HOLDINGS, INC.


                                        By: /s/ Michael A. Correale
                                            ------------------------------------
                                            Michael A. Correale
                                            Chief Financial Officer
                                            (on behalf of the registrant and as
                                            principal financial and accounting
                                            officer)

Date: August 15, 2005