Form 10-Q
period 2005-09-30
AMSCAN HOLDINGS INC
filed 2005-11-14
CIK 1024729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005


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


       Yes    X            No
           -------            -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

       Yes                 No    X
           -------            -------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

       Yes                 No    X
           -------            -------

As of November 14, 2005, 1,000.00 shares of Registrant's common stock, par value $0.10, were outstanding.

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-Q

                               SEPTEMBER 30, 2005

                                TABLE OF CONTENTS


                                                              PART I                                                   PAGE

         ITEM 1          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                         Consolidated Balance Sheets at September 30, 2005 and December 31, 2004.....................    3

                         Consolidated Statements of Operations for the Three Months Ended
                             September 30, 2005 and 2004 ............................................................    4

                         Consolidated Statements of Operations for the Nine Months Ended
                             September 30, 2005, Five Months Ended September 30, 2004 and Four
                             Months Ended April 30, 2004 (Predecessor)...............................................    5

                         Consolidated Statements of Stockholders' Equity for the Nine Months
                             Ended September 30, 2005 ...............................................................    6

                         Consolidated Statements of Cash Flows for the Nine Months Ended
                             September 30, 2005, Five Months Ended September 30, 2004 and Four
                             Months Ended April 30, 2004 (Predecessor)...............................................    7

                         Notes to Consolidated Financial Statements..................................................    8

         ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS...............................................................   26

         ITEM 3          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .................................   33

         ITEM 4          CONTROLS AND PROCEDURES.....................................................................   34


                                                              PART II

         ITEM 2          CHANGES IN SECURITIES, USES OF PROCEEDS AND ISSUER PURCHASES OF
                            EQUITY SECURITIES........................................................................   34

         ITEM 6          EXHIBITS ...................................................................................   35

         SIGNATURE    ...............................................................................................   36

                              AMSCAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         SEPTEMBER 30,            DECEMBER 31,
                                                                                             2005                     2004
                                                                                         -------------            ------------

                                                                                          (Unaudited)                (Note)
                                                             ASSETS
Current assets:
    Cash and cash equivalents.......................................................      $    2,808              $   4,252
    Accounts receivable, net of allowances..........................................          92,478                 83,968
    Inventories, net of allowances..................................................         103,429                 88,159
    Prepaid expenses and other current assets.......................................          14,174                 15,241
                                                                                         -----------              ---------
         Total current assets ......................................................         212,889                191,620
Property, plant and equipment, net..................................................         100,698                 96,134
Goodwill, net.......................................................................         282,998                282,921
Trade names...........................................................................        33,500                 33,500
Intangible assets, net..............................................................          19,793                 23,289
Other assets, net...................................................................          17,105                 19,802
                                                                                         -----------              ---------
         Total assets...............................................................        $666,983               $647,266
                                                                                         ===========              =========

                               LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Loans and notes payable..........................................................      $   6,120              $   2,025
    Accounts payable.................................................................         37,955                 36,842
    Accrued expenses.................................................................         25,890                 20,980
    Income taxes payable.............................................................          2,027                  2,594
    Current portion of long-term obligations.........................................          2,823                  2,807
                                                                                         -----------              ---------
         Total current liabilities...................................................         74,815                 65,248
Long-term obligations, excluding current portion.....................................        383,069                384,993
Deferred income tax liabilities......................................................         43,265                 43,175
Other.................................................................................         3,351                  3,417
                                                                                         -----------              ---------
         Total liabilities...........................................................        504,500                496,833

Redeemable common securities.........................................................          3,601                  3,705

Commitments and contingencies

Stockholders' equity:
    Preferred Stock ($0.01 par value; 10,000.00 shares authorized; none issued and outstanding)...................................................................
     Common Stock ($0.01 par value; 40,000.00 shares authorized; 14,011.98 and
      13,962.38 shares issued and outstanding at September 30, 2005 and December 31,
      2004, respectively)............................................................             --
    Additional paid-in capital.......................................................        137,641                136,819
    Retained earnings ...............................................................         21,469                  8,564
    Accumulated other comprehensive (loss) income ...................................           (228)                 1,345
                                                                                         -----------              ---------
         Total stockholders' equity .................................................        158,882                146,728
                                                                                         -----------              ---------
         Total liabilities, redeemable common securities and stockholders' equity ...       $666,983               $647,266
                                                                                         ===========              =========


Note: The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements of the Company at that date (see Note 3).

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                         ---------------------------
                                                                           2005                2004
                                                                         --------            -------


Net sales.................................................               $105,582            $97,834
Cost of sales.............................................                 69,560             66,090
                                                                         --------            -------
      Gross profit........................................                 36,022             31,744

Operating expenses:
   Selling expenses.......................................                  9,148              8,726
   General and administrative expenses....................                  7,618              7,644
   Art and development costs..............................                  2,330              2,358
   Provision for doubtful accounts........................                    439                746
                                                                         --------            -------
      Total operating expenses............................                 19,535             19,474
                                                                         --------            -------
      Income from operations..............................                 16,487             12,270
Interest expense, net.....................................                  7,989              7,204
Undistributed loss in unconsolidated joint venture........                    179                366
Other income, net.........................................                   (171)               (42)
                                                                         --------            -------
      Income before income taxes  and  minority
        interests.........................................                  8,490              4,742
Income tax expense........................................                  3,141              1,874
Minority interests........................................                     70                 53
                                                                         --------            -------
      Net income..........................................               $  5,279            $ 2,815
                                                                         ========            =======



          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED          FIVE MONTHS ENDED        FOUR MONTHS ENDED
                                                          SEPTEMBER 30, 2005         SEPTEMBER 30, 2004          APRIL 30, 2004
                                                          ------------------         ------------------          --------------
                                                                                                                  (PREDECESSOR)

Net sales............................................           $307,243                   $161,015                  $133,660
Cost of sales........................................            205,123                    109,514                    88,247
                                                                 -------                    -------                  --------
        Gross profit.................................            102,120                     51,501                    45,413

Operating expenses:
   Selling expenses..................................             27,343                     14,674                    12,430
   General and administrative expenses...............             24,666                     13,096                    10,145
   Art and development costs.........................              6,944                      4,127                     3,332
   Provision for doubtful accounts...................              1,127                      1,072                       729
   Non-recurring expenses related to the Transactions
    (see Note 2).....................................                                                                  11,757
                                                                 -------                    -------                  --------
        Total operating expenses.....................             60,080                     32,969                    38,393
                                                                 -------                    -------                  --------
        Income from operations.......................             42,040                     18,532                     7,020
Interest expense, net................................             23,220                     11,964                     8,384

Undistributed loss in  unconsolidated joint venture..                611                        678                        89
Gain on sale of available-for-sale securities........                                                                     (47)
Other income, net....................................               (181)                       (53)                      (11)
                                                                 -------                    -------                  --------
        Income (loss) before income taxes
          and minority interests.....................             18,390                      5,943                    (1,395)
Income tax expenses (benefit)........................              5,365                      2,348                      (551)
Minority interests...................................                120                         78                        46
                                                                 -------                    -------                  --------
        Net income (loss)............................             12,905                      3,517                      (890)

 Dividend on redeemable convertible preferred stock                                                                       136
                                                                 -------                    -------                  --------
        Net income (loss) applicable to Common Stock            $ 12,905                  $   3,517                   $(1,026)
                                                                 =======                    =======                  =========



          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2005
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                         ACCUMULATED
                                                                      ADDITIONAL                            OTHER
                                       COMMON           COMMON         PAID-IN           RETAINED       COMPREHENSIVE
                                       SHARES            STOCK          CAPITAL          EARNINGS          INCOME            TOTAL
                                       ------           ------        ----------         --------       -------------        -----
Balance at December 31, 2004.....     13,962.38       $      -          $136,819          $ 8,564            $1,345       $146,728
   Net income....................                                                          12,905                           12,905
   Net change in cumulative
     translation adjustment......                                                                            (2,687)        (2,687)
   Change in fair value of interest
     rate swap and foreign
     exchange contracts, net of
     income taxes................                                                                             1,114          1,114
                                                                                                                        ----------
   Comprehensive income..........                                                                                           11,332
   Issuance of Common Stock......         60.00                              600                                               600
   Purchase and retirement of
     redeemable Common Stock
     held by a former employee...        (10.40)
   Stock option compensation.....                                            222                                               222
                                      ---------       ----------        --------          --------           -------      ---------
Balance at September 30, 2005         14,011.98       $                 $137,641          $21,469            $ (228)      $158,882
                                      =========       ==========        ========          ========           =======      =========



          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED        FIVE MONTHS ENDED       FOUR MONTHS ENDED
                                                                  SEPTEMBER 30, 2005       SEPTEMBER 30, 2004        APRIL 30, 2004
                                                                  ------------------       ------------------      -----------------
                                                                                                                     (PREDECESSOR)

Cash flows provided by operating activities:
   Net income (loss)...........................................        $12,905                $   3,517               $   (890)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization expense.....................         11,457                    6,783                  5,296
     Amortization of deferred financing costs..................          1,141                      648                    709
     Amortization of restricted Common Stock awards............              -                                              52
     Provision for doubtful accounts...........................          1,127                    1,072                    729
     Deferred income tax expense (benefit).....................          3,361                     (438)                   (58)
     Gain on sale of available-for-sale securities.............                                                            (47)
     Gain on disposal of equipment.............................             (5)                                            (35)
     Write-off of  deferred financing costs in connection with
       the Transactions........................................                                                          5,548
     Debt retirement costs incurred in connection with the
       Transactions............................................                                                          6,209
     Undistributed loss in unconsolidated joint venture........            611                      678                     89
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable..............         (9,637)                   2,564                (15,247)
       (Increase) decrease in inventories, net.................        (15,265)                  (3,320)                 6,229
       (Increase) decrease in prepaid expenses and other
           current assets......................................           (710)                     905                 (3,593)
       Increase (decrease) in accounts payable, accrued
           expenses and income taxes payable...................          7,988                   (2,507)                 3,991
     Other, net................................................         (2,770)                    (166)                   430
                                                                     ----------               ----------            -----------
         Net cash provided by operating activities.............         10,203                    9,736                  9,412

Cash flows used in investing activities:

   Cash paid to consummate the Transactions....................                                (529,982)
   Capital expenditures........................................        (12,476)                  (4,472)                (3,726)
   Proceeds from sale of available-for-sale securities.........              -                                              65
   Proceeds from disposal of equipment.........................             21                       13                     53
                                                                     ----------               ----------            -----------
         Net cash used in investing activities.................        (12,455)                (534,441)                (3,608)

Cash flows provided by (used in) financing activities:
   Proceeds from loans, notes payable and long-term
     obligations, net of debt issuance costs of $12,705
     in 2004...................................................          4,095                  378,605
   Repayment of loans, notes payable and long-term
     obligations...............................................         (2,105)                  (1,070)               (21,251)
   Capital contributions in connection  with the Transactions..                                 138,979
   Debt retirement costs paid in connection with the                                                                    (6,209)
     Transactions..............................................
   Issuance of Common Stock....................................            600
   Purchase and retirement of redeemable Common Stock held by
     a former officer..........................................           (104)
   Repayment of note receivable from stockholder and officer...                                                             25
                                                                     ----------               ----------            -----------
         Net cash provided by (used in) financing activities...          2,486                  516,514                (27,435)
Effect of exchange rate changes on cash and cash equivalents...         (1,678)                     711                   (594)
                                                                     ----------               ----------            -----------
         Net decrease in cash and cash equivalents.............         (1,444)                  (7,480)               (22,225)
Cash and cash equivalents at beginning of period...............          4,252                    9,237                 31,462
                                                                     ----------               ----------            -----------
Cash and cash equivalents at end of period.....................      $   2,808                $   1,757             $    9,237
                                                                     ==========               ==========            ===========



          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

         Amscan Holdings, Inc. ("Amscan Holdings" and, together with its subsidiaries, "Amscan," or the "Company") designs, manufactures, contracts for manufacture and distributes party goods, including metallic balloons, gifts and stationery, principally in North America, South America, Europe, Asia and Australia.

NOTE 2 - THE TRANSACTIONS

         On April 30, 2004, Amscan and AAH Acquisition Corporation ("AAH Acquisition"), a wholly-owned subsidiary of AAH Holdings Corporation ("AAH Holdings"), a privately held corporation jointly controlled by funds affiliated with Berkshire Partners LLC and Weston Presidio (together the "Principal Investors"), entered into a merger agreement, with Amscan continuing as the surviving entity and as a wholly-owned subsidiary of AAH Holdings. Under the terms of the agreement, the equity interests in Amscan held by GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co., (collectively "GSCP"), and all other stockholders, other than certain management investors, were cancelled in exchange for the right to receive cash. Cash paid to consummate the acquisition totaled $529,982,000 and was financed with initial borrowings (before deducting deferred financing costs of $13,084,000) consisting of a $205,000,000 term loan under a new senior secured credit facility which includes a $50,000,000 revolving loan facility, the proceeds from the issuance of $175,000,000 of 8.75% senior subordinated notes due 2014, an equity contribution from the Principal Investors and employee stockholders of $140,524,000, borrowings under the revolver of $23,551,000 and approximately $2,900,000 of cash on hand. Certain existing employee shareholders participated in the Transactions (as defined hereafter) by purchasing approximately 296.91 shares of common stock. The Chief Executive Officer and the President of the Company exchanged 5.4945 and 2.7472 of their shares of common stock of the Predecessor (as defined hereafter) for 100 and 50 shares of common stock of the Company with an equivalent value of $1,000,000 and $500,000, respectively. In addition, the Chief Executive Officer and the President of the Company exchanged vested options to purchase 5.607 and 2.804 shares of Predecessor common stock, which had intrinsic values of $600,000 and $300,000, respectively, for vested options to purchase 65.455 and 32.727 shares of Common Stock, respectively, under the Company's equity incentive plan with intrinsic values of $492,000 and $245,000 and fair values of $590,000 and $290,000, respectively. The acquisition has been accounted for under the purchase method of accounting which required that the Company adjust its assets and liabilities to their relative fair values. In order to reflect the ultimate beneficial ownership of the Company, the capital structure disclosed in the consolidated financial statements is the capital structure of AAH Holdings.

         The purchase price has been allocated based upon the fair value of net assets acquired at the date of acquisition. The allocations were based on independent valuations which were finalized during the second quarter of 2005. The purchase price was principally allocated to accounts receivable ($91,200,000), inventories ($81,600,000), property plant and equipment ($94,400,000), goodwill ($282,998,000), other intangible assets ($60,800,000), prepaid expenses and other current and non-current assets ($21,400,000), and accounts payable, accrued expenses and other current and non-current liabilities of ($102,333,000). As a result of the finalization of the independent valuations, during the nine months ended September 30, 2005, the Company recorded approximately $583,000 of additional non-current liabilities, with corresponding increases to goodwill, other intangibles and deferred taxes. In addition, the Company recorded amortization of leasehold reserves of $348,000 during the nine months ended September 30, 2005, relating to the period from acquisition to December 31, 2004. Goodwill and trade names are not amortizable and the amortization of other intangible assets is not deductible for income tax purposes.

         Concurrent with the acquisition, on April 30, 2004, the following financing transactions were also consummated: the repayment of a term loan of $147,724,000 under the Company's then existing senior secured credit facility and the termination of all commitments thereunder; the redemption of $87,200,000 of the $110,000,000

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


aggregate principal amount outstanding of the Company's 9.875% senior subordinated notes due 2007 for $93,500,000 or 103.542% of the principal amount of such notes plus accrued and unpaid interest, following the Company's tender offer and consent solicitation; and repayment of an $8,500,000 mortgage obligation with a financial institution (the acquisition together with the foregoing financing transactions are referred to herein collectively as the "Transactions"). As used herein, "Predecessor" refers to the Company prior to the Transactions.

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

         The following unaudited pro forma information assumes the Transactions had occurred on January 1, 2004. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the Transactions occurred on January 1, 2004, nor is it necessarily indicative of the Company's future results (dollars in thousands):


                                                                   Nine Months Ended
                                                                   September 30, 2004
                                                                   ------------------

         Net sales....................................                  $294,675
         Net income...................................                  $ 10,808

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

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


NOTE 3 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Amscan Holdings and its majority-owned and controlled entities. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. The results of operations may be affected by seasonal factors such as the timing of holidays or industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

NOTE 4 - INVENTORIES

         Inventories consisted of the following (dollars in thousands):

                                                                                  SEPTEMBER 30,             DECEMBER 31,
                                                                                      2005                     2004
                                                                                   ---------                ---------


    Finished goods...........................................................      $  87,841                  $70,896
    Raw materials............................................................         11,842                   11,080
    Work-in-process..........................................................          5,596                   7,167
                                                                                   ---------                ---------
                                                                                     105,279                   89,143
    Less: reserve for slow moving and obsolete inventory.....................         (1,850)                    (984)
                                                                                   ---------                ---------
                                                                                    $103,429                  $88,159
                                                                                   =========                 ========


         Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market.

NOTE 5 - INCOME TAXES

         The consolidated income tax expense for the three and nine months ended September 30, 2005, the five months ended September 30, 2004 and the four months ended April 30, 2004 (Predecessor) was determined based upon estimates of the Company's consolidated effective income tax rates for the year ending December 31, 2005, the eight months ended December 31, 2004 and the four months ended April 30, 2004 (Predecessor), respectively. The differences between the consolidated effective income tax rates and the U.S. federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations, including available foreign tax credits. In addition, during the nine months ended September 30, 2005, the Company recorded a $1,400,000 reduction to its income tax expense and net deferred income tax liability to reflect a change in its estimated state income tax rate. The tax rate change results from a change in New York State tax law governing the apportionment of income.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (UNAUDITED)

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) consisted of the following (dollars in thousands):


                                                          THREE MONTHS              NINE MONTHS       FIVE MONTHS      FOUR MONTHS
                                                              ENDED                    ENDED             ENDED            ENDED
                                                          SEPTEMBER 30,            SEPTEMBER 30,     SEPTEMBER 30,      APRIL 30,
                                                    ----------------------
                                                     2005            2004              2005              2004             2004
                                                     ----            ----              ----              ----             ----
                                                                                                                      (PREDECESSOR)

Net income (loss)................................   $5,279          $2,815           $12,905            $3,517           $(890)
Net change in cumulative translation adjustment..   (1,600)            328            (2,687)              849            (673)
Change in fair value of available-for-sale
   securities, net of income taxes of  $(14).....                                                                          (22)
Reclassification adjustment for available-for-
   sale securities sold during...................
   the period, net of income taxes of  $(19).....                                                                          (28)
Change in fair value of the interest rate swap
   contracts, net of  income taxes of $170
   $(203), $279, $(223)and $54, respectively.....      289            (311)              454              (341)             82
Reclassification adjustment for the interest
   rate swap contract terminated in connection
   with the Transactions, net of income taxes
   of  $266......................................                                                                          408
Change in fair value of the foreign exchange
   contracts, net of income taxes of $236,
   $19, $408, $33 and $146, respectively.........      401              29               660                51             224
                                                    ------          ------           -------           -------           ------
                                                    $4,369          $2,861           $11,332           $ 4,076           $(899)
                                                    ======          ======           =======           =======           ======


NOTE 7 - CAPITAL STOCK

         At September 30, 2005 and December 31, 2004, the Company's authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding and 40,000.00 shares of Common Stock, $0.01 par value, of which 14,011.98 and 13,962.38 shares were issued and outstanding, respectively.

         During the third quarter of 2005, the Company's two outside directors purchased a total of 60.0 shares of its Common Stock for $600,000. During the first quarter of 2005, the Company purchased and retired 10.4 shares of redeemable Common Stock held by a former officer for $104,000.

         In connection with the Transactions (see Note 2), certain existing employee stockholders purchased 296.91 shares of AAH Holdings Common Stock based on the same price and terms per share as paid by the other equity investors. Under the terms of the AAH Holdings stockholders' agreement dated April 30, 2004, the Company has an option to purchase all of the shares of Common Stock held by former employees and, under certain circumstances, former employee stockholders can require the Company to purchase all of the shares held by the former employee. The purchase price as prescribed in the stockholders' agreement is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

be payable to all employee stockholders based on the fully paid and vested common securities is classified as redeemable common securities on the consolidated balance sheet at the estimated fair market value of the common stock, with a corresponding adjustment to stockholders' equity. At September 30, 2005, the aggregate amount that may be payable to employee stockholders and employee option holders was approximately $3,601,000. As there is no active market for the Company's Common Stock, the Company estimated the fair value based on recently consummated transactions.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

          In connection with the Transactions, the Company executed a management agreement with Berkshire Partners LLC and Weston Presidio. Pursuant to the management agreement, Berkshire Partners LLC and Weston Presidio will be paid annual management fees of $833,333 and $416,667, respectively. At September 30, 2005, accrued management fees payable to Berkshire Partners LLC and Weston Presidio totaled $138,889 and $69,445, respectively. Although the indenture governing the senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.

         In April 2004, Goldman Sachs and its affiliates received fees totaling $8,123,000 for services provided in connection with the Transactions.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


         During the four months ended April 30, 2004, the Company sold $235,000 and $836,000 of metallic balloons and other party goods to American Greetings Corporation, a minority stockholder from February 2002 through the date of the Transactions.

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

           In April 2005, the SEC deferred the implementation date of SFAS No. 123(R), Share-Based Payment. As a result, the Company plans to adopt SFAS No. 123(R) effective January 1, 2006 rather than the initial implementation date of July 2005. The Company is evaluating the requirements of SFAS No. 123(R), including the valuation methods, the support for the assumptions that underlie the valuation of awards and the transition methods.

           During the nine months ended September 30, 2005, the Company granted 727 basic stock options and 770 performance stock options to purchase shares of the Company's common stock to certain employees and two directors under the terms of the AAH Holdings Corporation 2004 Equity Incentive Plan. The basic and performance stock options were granted at an exercise price equal to the common stock's estimated fair value of $10,000 per share and generally vest 20% at each anniversary date of issuance. The performance options are earned based on the Company achieving certain financial thresholds, upon the occurrence of certain determination dates. The Company used a minimum value method to determine the fair value of the options granted and recorded approximately $112,000 and $224,000 in compensation expense, in general and administrative expenses during the three and nine month periods ended September 30, 2005.

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

           Had the Predecessor determined stock-based compensation based on the fair value of the options granted at the grant date, consistent with the method prescribed under SFAS No. 123, the Predecessor's net loss would have

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

increased to the amounts indicated below (dollars in thousands):

                                                 FOUR MONTHS
                                                    ENDED
                                               APRIL 30, 2004
                                               --------------

 Net loss as reported ...................          $  (890)
   Less: Total stock-based  employee
     compensation expense determined
     under the fair value based method
     for all awards, net of income taxes
     of $125.............................              192
                                                   -------
 SFAS No. 123 pro forma net loss ........          $(1,082)
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


NOTE 11 - PENDING ACQUISITION

         On September 27, 2005, the Company and AAH Holdings entered into a definitive agreement to acquire Party City Corporation, the Company's largest customer and a leading retailer of party goods with 249 company-owned and operated stores and 250 franchise locations throughout the U.S. During the twelve month period ended December 31, 2004, sales to Party City company-owned and operated stores and franchise locations each accounted for approximately 14% of the Company's net sales. For the fiscal year ended July 2, 2005, Party City reported revenues of approximately $500,000,000 and total chain-wide net sales of approximately $1,000,000,000. Under the terms of the agreement, Party City shareholders will receive total consideration of approximately $360,000,000. The acquisition, which is subject to receipt of debt financing, as well as approval by Party City's shareholders and other customary conditions, is expected to close during the fourth quarter of 2005 or the first quarter of 2006. The Company plans to finance the acquisition through a combination of equity contributed by affiliates of Berkshire Partners and Weston Presidio, and debt financing provided, directly or through certain affiliates, by Goldman, Sachs & Co. and Banc of America Securities. Goldman Sachs and Banc of America directly or through certain affiliates, have signed a commitment letter containing customary conditions precedent for the bank financing required for the acquisition. Affiliates of each of Berkshire Partners and Weston Presidio have provided a commitment letter with respect to the equity financing, subject to certain customary conditions. The Company does not intend to redeem or seek consent for waiver or amendments for the 8.75% Senior Subordinated Notes currently issued by one of its subsidiaries.


NOTE 12 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         In connection with the consummation of the Transactions, on April 30, 2004, all borrowings under the then existing credit agreement were repaid and the facility was terminated. In addition, $87,200,000 in aggregate principal amount of the 9.875% senior subordinated notes due 2007 were accepted in a tender offer and a redemption

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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

         The acquisition was financed with initial borrowings consisting of a $205,000,000 term loan under a new senior secured credit facility, which includes a $50,000,000 revolving loan facility, the proceeds from the issuance of $175,000,000 of 8.75% senior subordinated notes due 2014, the equity contribution by our Principal Investors and employee stockholders of $140,524,000, borrowings under the revolver of $23,551,000 and approximately $2,900,000 of cash on hand. Borrowings under the new senior secured credit facility, the revolving loan facility and the $175,000,000 of 8.75% senior subordinated notes due 2014 are guaranteed jointly and severally, fully and unconditionally, by the following wholly-owned domestic subsidiaries of the Company (the "Guarantors"):


         o  Amscan Inc.

         o  Am-Source, LLC

         o  Anagram International, Inc.

         o  Anagram International Holdings, Inc.

         o  Anagram International, LLC

         o  M&D Industries, Inc.

         o  SSY Realty Corp.

         o  JCS Packaging Inc. (formerly JCS Realty Corp.)

         o  Anagram Eden Prairie Property Holdings LLC

         o  Trisar, Inc.

         Non-guarantor subsidiaries ("Non-guarantors") include the following:

         o  Amscan Distributors (Canada) Ltd.

         o  Amscan Holdings Limited

         o  Amscan (Asia-Pacific) Pty. Ltd.

         o  Amscan Partyartikel GmbH

         o  Amscan de Mexico, S.A. de C.V.

         o  Anagram International (Japan) Co., Ltd.

         o  Anagram Espana, S.A.

         o  Anagram France S.C.S.

         o  JCS Hong Kong Ltd.


      The following information presents consolidating balance sheets as of September 30, 2005 and December 31, 2004, and the related consolidating statements of operations and consolidating statements of cash flows for the three months ended September 30, 2005 and 2004, the nine months ended September 30, 2005, the five months ended September 30, 2004 and the four months ended April 30, 2004 (Predecessor) for the combined Guarantors and the combined Non-guarantors and elimination entries necessary to consolidate the entities comprising the combined companies.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                           CONSOLIDATING BALANCE SHEET

                               SEPTEMBER 30, 2005
                             (DOLLARS IN THOUSANDS)

                                                            AMSCAN
                                                         HOLDINGS AND         COMBINED
                                                           COMBINED             NON-
                                                          GUARANTORS         GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                                          ----------         ----------      ------------     ------------

ASSETS
Current assets:
   Cash and cash equivalents...........................     $   1,966         $    842                       $    2,808
   Accounts receivable, net of allowances..............        76,303           16,175                           92,478
   Inventories, net of allowances......................        90,594           13,523         $    (688)       103,429
   Prepaid expenses and other current assets...........        12,702            1,472                           14,174
                                                            ---------         --------          ---------      --------
         Total current assets..........................       181,565           32,012              (688)       212,889
Property, plant and equipment, net.....................        98,548            2,150                 -        100,698
Goodwill ..............................................       279,170            3,828                          282,998
Trade names............................................        33,500                                            33,500
Other intangible assets, net...........................        19,793                                            19,793
Other assets, net......................................        44,100            2,671           (29,666)        17,105
                                                            ---------         --------          ---------      --------
         Total assets..................................      $656,676          $40,661          $(30,354)      $666,983
                                                            =========         ========          =========      ========

LIABILITIES, REDEEMABLE COMMON SECURITIES
    AND STOCKHOLDERS' EQUITY
Current liabilities:
   Loans and notes payable.............................    $    6,120                                         $   6,120
   Accounts payable....................................        35,395         $  2,560                           37,955
   Accrued expenses ...................................        19,986            5,904                           25,890
   Income taxes payable ...............................         1,476              701         $    (150)         2,027
   Current portion of long-term obligations............         2,603              220                            2,823
                                                            ---------         --------          ---------      --------
         Total current liabilities.....................        65,580            9,385              (150)        74,815
Long-term obligations, excluding current portion.......       382,883              186                          383,069
Deferred income tax liabilities........................        42,634              631                           43,265
Other. ................................................         2,585           25,567           (24,801)         3,351
                                                            ---------         --------          ---------      --------
         Total liabilities.............................       493,682           35,769           (24,951)       504,500

Redeemable common securities...........................         3,601                                             3,601

Commitments and contingencies..........................

Stockholders' equity:
   Preferred Stock.....................................                                                              --
   Common Stock........................................            --              339              (339)            --
   Additional paid-in capital..........................       137,641                                           137,641
   Retained earnings...................................        21,980            4,697            (5,208)        21,469
   Accumulated other comprehensive income(loss)........          (228)            (144)              144           (228)
                                                            ---------         --------          ---------      --------
         Total stockholders' equity....................       159,393            4,892            (5,403)       158,882
                                                            ---------         --------          ---------      --------
         Total liabilities, redeemable common
                securities and stockholders' equity....      $656,676          $40,661          $(30,354)      $666,983
                                                            =========         ========          =========      ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                           CONSOLIDATING BALANCE SHEET

                                DECEMBER 31, 2004
                             (DOLLARS IN THOUSANDS)


                                                            AMSCAN
                                                         HOLDINGS AND         COMBINED
                                                           COMBINED             NON-
                                                          GUARANTORS         GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                                          ----------         ----------      ------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents...........................    $    3,153       $    1,099                      $     4,252
   Accounts receivable, net of allowances..............        72,353           11,615                           83,968
   Inventories, net of allowances......................        77,386           11,052        $     (279)        88,159
   Prepaid expenses and other current assets...........        13,914            1,327                           15,241
                                                           ----------         --------        ----------       --------
         Total current assets..........................       166,806           25,093              (279)       191,620
Property, plant and equipment, net.....................        94,179            1,955                           96,134
Goodwill ..............................................       277,699            5,222                          282,921
Trade names............................................        33,500                                            33,500
Other intangible assets, net...........................        23,289                                            23,289
Other assets, net......................................        41,875            3,331           (25,404)        19,802
                                                           ----------         --------        ----------       --------
         Total assets..................................      $637,348         $ 35,601          $(25,683)      $647,266
                                                           ==========         ========        ==========       ========

LIABILITIES, REDEEMABLE COMMON SECURITIES
    AND STOCKHOLDERS' EQUITY
Current liabilities:
   Loans and notes payable.............................       $ 2,025                                          $  2,025
   Accounts payable....................................        34,918        $   1,924                           36,842
   Accrued expenses ...................................        14,425            6,555                           20,980
   Income taxes payable ...............................         2,319              302        $      (27)         2,594
   Current portion of long-term obligations............         2,627              180                            2,807
                                                           ----------         --------        ----------       --------
         Total current liabilities.....................        56,314            8,961               (27)        65,248
Long-term obligations, excluding current portion.......       384,802              191                          384,993
Deferred income tax liabilities........................        43,175                                            43,175
Other. ................................................         2,372           23,310           (22,265)         3,417
                                                           ----------         --------        ----------       --------
         Total liabilities.............................       486,663           32,462           (22,292)       496,833

Redeemable common securities...........................         3,705                                             3,705

Commitments and contingencies..........................

Stockholders' equity:
   Preferred Stock.....................................                                                               -
   Common Stock........................................                            339              (339)             -
   Additional paid-in capital..........................       136,819                                           136,819
   Retained earnings...................................         8,816            1,384            (1,636)         8,564
   Accumulated other comprehensive income..............         1,345            1,416            (1,416)         1,345
                                                           ----------         --------        ----------       --------
         Total stockholders' equity....................       146,980            3,139            (3,391)       146,728
                                                           ----------         --------        ----------       --------
         Total liabilities, redeemable common
                securities and stockholders' equity....      $637,348          $35,601          $(25,683)      $647,266
                                                           ==========         ========        ==========       ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
                             (DOLLARS IN THOUSANDS)


                                                              AMSCAN
                                                            HOLDINGS AND      COMBINED
                                                              COMBINED          NON-
                                                             GUARANTORS      GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                            ------------     ----------     ------------     ------------

Net sales..............................................         $93,642        $17,406           $(5,466)      $105,582
Cost of sales..........................................          63,598         11,341            (5,379)        69,560
                                                               --------      ---------           -------      ---------
         Gross profit..................................          30,044          6,065               (87)        36,022

Operating expenses:
    Selling expenses...................................           7,249          1,899                            9,148
    General and administrative expenses................           6,168          1,780              (330)         7,618
    Art and development costs..........................           2,330                                           2,330
    Provision for doubtful accounts....................             366             73                              439
                                                               --------      ---------           -------      ---------
         Total operating expenses......................          16,113          3,752              (330)        19,535
                                                               --------      ---------           -------      ---------
         Income from operations........................          13,931          2,313               243         16,487

Interest expense, net .................................           7,955             34                            7,989
Undistributed loss in unconsolidated joint venture.....             179                                             179
Other income, net......................................          (2,003)          (108)            1,940           (171)
                                                               --------      ---------           -------      ---------
         Income before income taxes and
           minority interest...........................           7,800          2,387            (1,697)         8,490

Income tax expense.....................................           2,466            707               (32)         3,141
Minority interest......................................                             70                               70
                                                               --------      ---------           -------      ---------
         Net income....................................        $  5,334       $  1,610           $(1,665)     $   5,279
                                                               ========       ========           =======      =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
                             (DOLLARS IN THOUSANDS)


                                                               AMSCAN
                                                            HOLDINGS AND      COMBINED
                                                              COMBINED          NON-
                                                             GUARANTORS      GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                            ------------     ----------     ------------     ------------

Net sales..............................................         $86,920        $14,821           $(3,907)       $97,834
Cost of sales..........................................          60,208          9,817            (3,935)        66,090
                                                               --------     -----------         --------       --------
         Gross profit..................................          26,712          5,004                28         31,744
Operating expenses:
    Selling expenses...................................           6,992          1,734                            8,726
    General and administrative expenses................           6,305          1,669              (330)         7,644
    Art and development costs..........................           2,358                                           2,358
     Provision for doubtful accounts...................             574            172                              746
                                                               --------     -----------         --------       --------
         Total operating expenses......................          16,229          3,575              (330)        19,474
                                                               --------     -----------         --------       --------
         Income from operations........................          10,483          1,429               358         12,270
Interest expense, net .................................           7,165             39                            7,204
Undistributed loss in unconsolidated joint venture.....             366                                             366
Other income, net......................................          (1,271)            (1)            1,230            (42)
                                                               --------     -----------         --------       --------
         Income before income taxes and minority
           interests...................................           4,223          1,391              (872)         4,742
Income tax expense.....................................           1,425            438                11          1,874
Minority interests.....................................                             53                               53
                                                               --------     -----------         --------       --------
         Net income....................................        $  2,798     $      900          $   (883)      $  2,815
                                                               ========     ===========         ========       ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                             (DOLLARS IN THOUSANDS)


                                                               AMSCAN
                                                            HOLDINGS AND      COMBINED
                                                              COMBINED          NON-
                                                             GUARANTORS      GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                            ------------     ----------     ------------     ------------

Net sales..............................................        $275,940        $46,760          $(15,457)      $307,243
Cost of sales..........................................         189,570         30,601           (15,048)       205,123
                                                               --------      ---------           --------    ----------
         Gross profit..................................          86,370         16,159              (409)       102,120

Operating expenses:
    Selling expenses...................................          21,578          5,765                           27,343
    General and administrative expenses................          20,172          5,484              (990)        24,666
    Art and development costs..........................           6,944                                           6,944
    Provision for doubtful accounts....................             890            237                            1,127
                                                               --------      ---------           --------    ----------
         Total operating expenses......................          49,584         11,486              (990)        60,080
                                                               --------      ---------           --------    ----------
         Income from operations........................          36,786          4,673               581         42,040

Interest expense, net .................................          23,129             91                           23,220
Undistributed loss in unconsolidated joint venture.....             611                                             611
Other income, net......................................          (4,360)         (124)             4,303           (181)
                                                               --------      ---------           --------    ----------
         Income before income taxes and minority
           interest....................................          17,406          4,706            (3,722)        18,390
                                                               --------      ---------           --------    ----------
Income tax expense.....................................           4,242          1,273              (150)         5,365
Minority interest......................................                            120                              120
                                                               --------      ---------           --------    ----------
         Net income....................................        $ 13,164      $   3,313           $(3,572)    $   12,905
                                                               ========      =========           ========    ==========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE FIVE MONTHS ENDED SEPTEMBER 30, 2004
                             (DOLLARS IN THOUSANDS)

                                                               AMSCAN
                                                            HOLDINGS AND      COMBINED
                                                              COMBINED          NON-
                                                             GUARANTORS      GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                            ------------     ----------     ------------     ------------

Net sales..............................................        $144,771        $23,944           $(7,700)      $161,015
Cost of sales..........................................         101,162         16,054            (7,702)       109,514
                                                              ---------      ---------           -------      ---------
         Gross profit..................................          43,609          7,890                 2         51,501
Operating expenses:
    Selling expenses...................................          11,821          2,853                           14,674
    General and administrative expenses................          10,835          2,811              (550)        13,096
    Art and development costs..........................           4,127                                           4,127
     Provision for doubtful accounts...................             815            257                            1,072
                                                              ---------      ---------           -------      ---------
         Total operating expenses......................          27,598          5,921              (550)        32,969
                                                              ---------      ---------           -------      ---------
         Income from operations........................          16,011          1,969               552         18,532
Interest expense, net .................................          11,899             65                           11,964
Undistributed loss in unconsolidated joint venture.....             678                                             678
Other income, net......................................          (1,845)            (1)            1,793            (53)
                                                              ---------      ---------           -------      ---------
         Income before income taxes and
           minority interests..........................           5,279          1,905            (1,241)         5,943
Income tax expense.....................................           1,763            584                 1          2,348
Minority interests.....................................                             78                               78
                                                              ---------      ---------           -------      ---------
         Net income....................................       $   3,516      $   1,243           $(1,242)     $   3,517
                                                              =========      =========           =======      =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE FOUR MONTHS ENDED APRIL 30, 2004
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)


                                                              AMSCAN
                                                            HOLDINGS AND      COMBINED
                                                              COMBINED          NON-
                                                             GUARANTORS      GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                            ------------     ----------     ------------     ------------

Net sales..............................................        $121,426        $17,721           $(5,487)      $133,660
Cost of sales..........................................          81,845         11,796            (5,394)        88,247
                                                               --------      ---------         ---------       --------
         Gross profit..................................          39,581          5,925               (93)        45,413
Operating expenses:
    Selling expenses...................................          10,095          2,335                           12,430
    General and administrative expenses................           8,280          2,305              (440)        10,145
    Art and development costs..........................           3,332                                           3,332
    Provision for doubtful accounts....................             600            129                              729
    Non-recurring expenses related to the Transactions.          11,757                                          11,757
                                                               --------      ---------         ---------       --------
         Total operating expenses......................          34,064          4,769              (440)        38,393
                                                               --------      ---------         ---------       --------
         Income from operations........................           5,517          1,156               347          7,020
Interest expense, net .................................           8,320             64                            8,384
Undistributed loss in unconsolidated joint venture ....              89                                              89
Gain on sale of available-for-sale-securities..........             (47)                                            (47)
Other income, net......................................          (1,147)           (39)            1,175            (11)
                                                               --------      ---------         ---------       --------
         (Loss) income before income taxes and
           minority interest...........................          (1,698)         1,131              (828)        (1,395)
Income tax (benefit) expense...........................            (864)           350               (37)          (551)
Minority interest......................................                             46                               46
                                                               --------      ---------         ---------       --------
         Net (loss) income.............................            (834)           735              (791)          (890)
         Dividend on redeemable convertible
            preferred stock............................             136                                             136
                                                               --------      ---------         ---------       --------
         Net (loss) income applicable to common stock          $   (970)     $     735         $    (791)      $ (1,026)
                                                               ========      =========         =========       ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                             (DOLLARS IN THOUSANDS)


                                                              AMSCAN HOLDINGS     COMBINED
                                                               AND COMBINED         NON-
                                                                GUARANTORS       GUARANTORS       ELIMINATIONS     CONSOLIDATED
                                                              ---------------    ----------       ------------     ------------

Cash flows provided by operating activities:
   Net income...............................................      $13,164         $3,313           $(3,572)            $12,905
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization expense.................       10,957            500                                11,457
      Amortization of deferred financing costs..............        1,141                                                1,141
      Provision for doubtful accounts.......................          890            237                                 1,127
      Deferred income tax expense...........................        3,361                                                3,361
      Gain on disposal of equipment.........................                          (5)                                   (5)
      Undistributed loss in unconsolidated joint venture....          611                                                  611
      Changes in operating assets and liabilities:
            Increase in accounts receivable.................       (4,881)        (4,756)                               (9,637)
            Increase in inventories.........................      (13,203)        (2,471)              409             (15,265)
            Increase in prepaid expenses and other
               current assets...............................         (565)          (145)                                 (710)
            Increase in accounts payable,
              accrued expenses and income taxes payable.....        7,084          1,054              (150)              7,988
       Other, net...........................................      (10,499)         4,416             3,313              (2,770)
                                                                ---------        -------           -------             -------
            Net cash provided by operating activities.......        8,060          2,143                 0              10,203

Cash flows used in investing activities:
   Capital expenditures.....................................      (11,888)          (588)                              (12,476)
   Proceeds from disposal of equipment......................                          21                                    21
                                                                ---------        -------           -------             -------
            Net cash used in investing activities...........      (11,888)          (567)                              (12,455)

Cash flows used in financing activities:
   Proceeds from loans, notes payable and long-term
       obligations..........................................        4,095                                                4,095
   Repayment of loans, notes payable and long-term
       obligations..........................................       (1,943)          (162)                               (2,105)
   Issuance of Common Stock.................................          600                                                  600
   Purchase and retirement of redeemable Common Stock
       held by a former officer.............................         (104)                                                (104)
                                                                ---------        -------           -------             -------
            Net cash used in financing activities...........        2,648           (162)                -               2,486
Effect of exchange rate changes on cash and cash
  equivalents...............................................           (7)        (1,671)                               (1,678)
                                                                ---------        -------           -------             -------
            Net decrease in cash and cash equivalents.......       (1,187)          (257)                               (1,444)
Cash and cash equivalents at beginning of period............        3,153          1,099                                 4,252
                                                                ---------        -------           -------             -------
Cash and cash equivalents at end of period                      $   1,966        $   842           $     -              $2,808
                                                                =========        =======           =======             =======

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE FIVE MONTHS ENDED SEPTEMBER 30, 2004
                             (DOLLARS IN THOUSANDS)


                                                                AMSCAN HOLDINGS    COMBINED
                                                                 AND COMBINED        NON-
                                                                  GUARANTORS      GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                                ---------------  -----------     ------------     ------------

Cash flows provided by (used in) operating activities:
   Net income.................................................   $    3,516      $   1,243        $(1,242)       $    3,517
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
      Depreciation and amortization expense...................        6,505            278                            6,783
      Amortization of deferred financing costs................          648                                             648
      Provision for doubtful accounts.........................          815            257                            1,072
      Deferred income tax benefit.............................         (438)                                           (438)
      Undistributed loss in unconsolidated joint venture......          678                                             678
      Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable..........        4,481         (1,917)                           2,564
          Increase in inventories, net........................       (1,273)        (2,045)            (2)           (3,320)
          Decrease in prepaid expenses and other current
             assets...........................................          660            245                              905
          (Decrease) increase in accounts payable, accrued
             expenses and income taxes payable................       (4,014)         1,506              1            (2,507)
       Other, net.............................................       (1,170)          (239)         1,243              (166)
                                                                 ----------      ---------        -------         ---------
          Net cash provided by (used in) operating activities        10,408           (672)             -             9,736

Cash flows used in investing activities:
   Cash paid to consummate the Transactions...................     (529,982)                                       (529,982)
   Capital expenditures.......................................       (4,344)          (128)                          (4,472)
   Proceeds from disposal of property and equipment...........                          13                               13
                                                                 ----------      ---------        -------         ---------
          Net cash used in investing activities...............     (534,326)          (115)             -          (534,441)

Cash flows provided by (used in) financing activities:
   Proceeds from loans, notes payable and long-term
      obligations, net of debt issuance costs of $12,705......      378,605                                         378,605
   Repayment of loans, notes payable and long-term
         obligations..........................................         (997)           (73)                          (1,070)
   Capital contributions in connection with the Transactions..      138,979                                         138,979
                                                                 ----------      ---------        -------         ---------
          Net cash provided by (used in) financing activities      516,587             (73)             -           516,514
Effect of exchange rate changes on cash and cash equivalents            45             666                              711
                                                                 ----------      ---------        -------         ---------
          Net decrease in cash and cash equivalents...........      (7,286)           (194)                          (7,480)
Cash and cash equivalents at beginning of period..............       8,646             591                            9,237
                                                                 ----------      ---------        -------         ---------
Cash and cash equivalents at end of period....................   $   1,360      $      397        $     -         $   1,757
                                                                 ==========      =========        =======         =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE FOUR MONTHS ENDED APRIL 30, 2004
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)


                                                            AMSCAN HOLDINGS    COMBINED
                                                             AND COMBINED        NON-
                                                              GUARANTORS      GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                            ---------------   ----------     ------------     ------------
Cash flows provided by operating activities:
   Net (loss) income........................................  $    (834)       $   735          $(791)        $    (890)
   Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
      Depreciation and amortization expense.................      5,076            220                            5,296
      Amortization of deferred financing costs..............        709                                             709
      Amortization of restricted Common Stock award.........         52                                              52
      Provision for doubtful accounts.......................        600            129                              729
      Deferred income tax benefit...........................        (58)                                            (58)
      Gain on sale of available-for-sale securities.........        (47)                                            (47)
      Gain on disposal of equipment.........................                       (35)                             (35)
      Write-off of deferred financing costs in connection
           with the Transactions............................      5,548                                           5,548
      Debt retirement costs incurred in connection with
           the Transactions.................................      6,209                                           6,209
      Undistributed loss in unconsolidated joint venture....         89                                              89
      Changes in operating assets and liabilities:
            Increase in accounts receivable.................    (13,843)        (1,404)                         (15,247)
            Decrease in inventories.........................      5,833            303             93             6,229
            Increase in prepaid expenses and other
               current assets...............................     (3,017)          (576)                          (3,593)
            Increase in accounts payable, accrued expenses
               and income taxes payable.....................      3,663            365            (37)            3,991
       Other, net...........................................     (1,545)         1,240            735               430
                                                               --------        -------        -------         ---------
            Net cash provided by operating activities.......      8,435            977              -             9,412

Cash flows used in investing activities:
   Capital expenditures.....................................     (3,205)          (521)                          (3,726)
   Proceeds from sale of available-for-sale securities......         65                                              65
   Proceeds from disposal of property and equipment.........                        53                               53
                                                               --------        -------        -------         ---------
            Net cash used in investing activities...........     (3,140)          (468)             -            (3,608)

Cash flows used in financing activities:
   Repayment of loans, notes payable and long-term
       obligations..........................................    (21,184)           (67)                         (21,251)
   Debt retirement costs paid in connection with the
       Transactions.........................................     (6,209)                                         (6,209)
   Repayment of note receivable from stockholder and officer         25                                              25
                                                               --------        -------        -------         ---------
            Net cash used in financing activities...........    (27,368)           (67)             -           (27,435)
Effect of exchange rate changes on cash and cash equivalents        (21)          (573)                            (594)
                                                               --------        -------        -------         ---------
            Net decrease in cash and cash equivalents.......    (22,094)          (131)                         (22,225)
Cash and cash equivalents at beginning of period............     30,740            722                           31,462
                                                               --------        -------        -------         ---------
Cash and cash equivalents at end of period                    $   8,646        $   591        $     -         $   9,237
                                                              =========        =======        =======         =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE TRANSACTIONS

         On April 30, 2004, Amscan and AAH Acquisition Corporation ("AAH Acquisition"), a wholly-owned subsidiary of AAH Holdings Corporation ("AAH Holdings"), a privately held corporation jointly controlled by funds affiliated with Berkshire Partners LLC and Weston Presidio (together the "Principal Investors") entered into a merger agreement, with Amscan continuing as the surviving entity and as a wholly-owned subsidiary of AAH Holdings. Under the terms of the agreement, the equity interests in Amscan of GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co., (collectively "GSCP"), and all other stockholders, other than certain management investors, were cancelled in exchange for the right to receive cash. Cash paid to consummate the acquisition totaled $530.0 million and was financed with initial borrowings (before deducting deferred financing costs of $13.1 million) consisting of a $205.0 million term loan under a new senior secured credit facility which includes a $50.0 million revolving loan facility, the proceeds from the issuance of $175.0 million of 8.75% senior subordinated notes due 2014, an equity contribution from the Principal Investors and employee stockholders of $140.5 million, borrowings under the revolver of $23.6 million and approximately $2.9 million of cash on hand. Certain existing employee shareholders participated in the Transactions (as defined hereafter) by purchasing 296.91 shares of common stock. The Chief Executive Officer and the President of the Company exchanged 5.4945 and 2.7472 of their shares of common stock of the Predecessor (as defined hereafter) for 100 and 50 shares of common stock of the Company with an equivalent value of $1.0 million and $0.5 million, respectively. In addition, the Chief Executive Officer and the President of the Company exchanged vested options to purchase 5.607 and 2.804 shares of Predecessor common stock, which had intrinsic values of $0.6 million and $0.3 million, respectively, for vested options to purchase 65.455 and 32.727 shares of Common Stock, respectively, under the Company's equity incentive plan with intrinsic values of $0.5 million and $0.2 million and fair values of $0.6 million and $0.3 million, respectively. The acquisition has been accounted for under the purchase method of accounting which required that the Company adjust its assets and liabilities to their relative fair values. In order to reflect the ultimate beneficial ownership of the Company, the capital structure disclosed in the Company's consolidated financial statements is the capital structure of AAH Holdings.

         The purchase price has been allocated based upon the fair value of net assets acquired at the date of acquisition. The final allocation was based on independent valuations that were completed during the second quarter of 2005. The purchase price was principally allocated to accounts receivable ($91.2 million), inventories ($81.6 million), property plant and equipment ($94.4 million), goodwill ($283.0 million), other intangible assets ($60.8 million), prepaid expenses and other current and non-current assets ($21.4 million), and accounts payable, accrued expenses and other current and non-current liabilities ($102.3 million). Goodwill and trade names are not amortizable and the amortization of other intangible assets is not deductible for income tax purposes.

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

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

      The following table sets forth the statement of operations data for the three months ended September 30, 2005 and 2004.

PERCENTAGE OF NET SALES

                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                            -------------------------
                                                                            2005                 2004
                                                                            -----               -----
Net sales...........................................................        100.0%              100.0%
Cost of sales.......................................................         65.9                67.6
                                                                            -----               -----
       Gross profit.................................................         34.1                32.4
Operating expenses:
    Selling expenses................................................          8.7                 8.9
    General and administrative expenses.............................          7.2                 7.8
    Art and development costs.......................................          2.2                 2.4
    Provision for doubtful accounts.................................          0.4                 0.8
                                                                            -----               -----
       Total operating expenses.....................................         18.5                19.9
                                                                            -----               -----
       Income from operations.......................................         15.6                12.5
Interest expense, net...............................................          7.6                 7.4
Undistributed loss in unconsolidated joint venture..................          0.2                 0.4
Other income, net...................................................         (0.2)               (0.1)
                                                                            -----               -----
Income before income taxes and minority  interest...................          8.0                 4.8
Income tax expense..................................................          3.0                 1.9
Minority interest...................................................
                                                                            -----               -----
       Net income...................................................          5.0%                2.9%
                                                                            =====               =====


         NET SALES. Net sales of $105.6 million for the quarter ended September 30, 2005 were $7.7 million or 7.9% higher than the net sales for the quarter ended September 30, 2004, with approximately $3.0 million of such increase reflecting certain customers' requests for shipment of Christmas product during the third quarter of 2005, as compared to during the fourth quarter of 2004. In addition, sales for the third quarter of 2004 were adversely affected by a general softness in retail markets, the rationalization of inventories by certain national superstore chains and inventory shortages of certain products as a result of a production disruption at one of our foreign vendors. Domestic balloon and international sales were $1.4 million and $2.6 million higher than in the third quarter of 2004, respectively, and were partially offset by lower contract manufacturing sales.

         GROSS PROFIT. Gross profit margin for the third quarter of 2005 of 34.1% was 170 basis points higher than the gross profit margin for the third quarter of 2004 and reflects the impact of selling price increases instituted during the second half of 2005; increased leverage of fixed distribution costs and changes in product sales mix, net of higher raw material and freight costs.

         OPERATING EXPENSES. Selling expenses of $9.1 million for the quarter ended September 30, 2005 were $0.4 million or 4.8% higher than selling expenses for the third quarter of 2004, reflecting higher commissions and other variable selling expenses associated with the increase in sales volume, partially offset by lower fixed costs as we leveraged a reduction in sales force compared to September 30, 2004. Selling expenses for the quarter ended September 30, 2005 were 8.7% of sales, or 20 basis points lower than for the third quarter of 2004.

         General and administrative expenses of $7.6 million for the third quarter ended September 30, 2005 were comparable to the third quarter of 2004. As a percentage of net sales, general and administrative expenses were 7.2% for the third quarter of 2005, or 60 basis points lower than in 2004, due to the increase in sales volume during the third quarter of 2005.

         Art and development costs of $2.3 million for the third quarter ended September 30, 2005, were comparable to the costs for the third quarter of 2004, as higher personnel costs were offset by a lower design costs consistent with the reduction in the development of custom product lines. As a percentage of net sales, art and development costs were 2.2% for the third quarter of 2005 or 20 basis points lower than the third quarter of 2004.

         Provision for doubtful accounts for the three months ended September 30, 2005 was $0.4 million as compared to $0.7 million for the three months ended September 30, 2004. The provision for doubtful accounts reflects the aging of the Company's accounts receivable.

         INTEREST EXPENSE, NET. Interest expense of $8.0 million for the three months ended September 30, 2005 was $0.8 million higher than for the three months ended September 30, 2004, due to the impact of higher average borrowings and variable interest rates

         UNDISTRIBUTED LOSS IN UNCONSOLIDATED JOINT VENTURE. Undistributed loss in unconsolidated joint venture represents our share of the loss from our Mexican balloon distribution joint venture, including the elimination of intercompany profit in the joint venture's inventory at September 30, 2005.

         INCOME TAXES. Income taxes for the third quarter of 2005 and 2004 were based upon estimated consolidated effective income tax rates of 37.0% and 39.5% for the years ending December 31, 2005 and 2004, respectively. The reduction in the effective tax rate reflects the estimated benefit of the Domestic Production Activities deduction in 2005 as well as additional tax items required in 2004. In addition, during the second quarter of 2005, the Company recorded a $1.4 million reduction of its income tax expense and its net deferred income tax liability to reflect a change in its estimated state income tax rates. The tax rate change results from a change in New York State tax law governing the apportionment of income.

      NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

      The following table sets forth the statement of operations data for the nine months ended September 30, 2005 and 2004. In order to facilitate the comparison between the two periods, the results for the for the nine months ended September 30, 2004 were obtained by combining the results for the Predecessor Company for the four months ended April 30, 2004 with the results for the Successor Company for the five months ended September 30, 2004. This presentation is not in accordance with generally accepted accounting principles but is presented to provide the ability to compare the results of operations in 2004 to the current year.

PERCENTAGE OF NET SALES

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                             ------------------------
                                                                             2005               2004
                                                                             -----              -----
Net sales...........................................................         100.0%             100.0%
Cost of sales.......................................................          66.8               67.1
                                                                             -----              -----
       Gross profit.................................................          33.2               32.9
Operating expenses:
    Selling expenses................................................           8.9                9.2
    General and administrative expenses.............................           8.0                7.9
    Art and development costs.......................................           2.3                2.5
    Provision for doubtful accounts.................................           0.3                0.6
    Non-recurring expenses related to the Transactions..............                              4.0
                                                                             -----              -----
       Total operating expenses.....................................          19.5               24.2
                                                                             -----              -----
       Income from operations.......................................          13.7                8.7
Interest expense, net...............................................           7.6                6.9
Undistributed loss in unconsolidated joint venture..................           0.2                0.3
Other income, net...................................................          (0.1)
                                                                             -----              -----
Income before income taxes and minority  interest...................           6.0                1.5
Income tax expense..................................................           1.8                0.6
Minority interest...................................................
                                                                             -----              -----
       Net income...................................................           4.2%               0.9%
                                                                             =====              =====

         NET SALES. Net sales of $307.2 million for the nine months ended September 30, 2005 were $12.6 million or 4.3% higher than the net sales for the nine months ended September 30, 2004, principally due to higher sales to party superstores. Sales for the first nine months of 2004 were adversely affected by a general softness in retail markets, the rationalization of inventories by certain national superstore chains and inventory shortages on certain products as a result of a production disruption at one of our foreign vendors. The increase in sales also reflects a shift in the timing of shipments of certain customers' Christmas season product from the fourth to the third quarter of 2005 International sales were $5.1 million higher than in the first nine months of 2004 (including the effects of foreign exchange fluctuations) which was partially offset lower contract manufacturing sales.

         GROSS PROFIT. Gross profit margin for the first nine months of 2005 was 33.2%, or 30 basis points higher than during the first nine months of 2004. The increase in gross profit margin principally reflects the impact of price increases instituted during the second half of 2005, the increased leverage of distribution costs and changes in product sales mix, partially offset by higher raw material and freight costs. Gross profit margin for the nine months ended September 30, 2005 also reflects the amortization of certain leasehold reserves established upon finalization of purchase accounting, including approximately $0.3 million of amortization related to the eight months ended December 31, 2004.

         OPERATING EXPENSES. Selling expenses of $27.3 million for the nine months ended September 30, 2005 were comparable to selling expenses for the first nine months of 2004. As a percent of net sales, selling expenses were 8.9% for the nine months ended September 30, 2005, or 30 basis points lower than in 2004, principally due to the higher level of sales to existing superstore customers and a reduction in sales force.

         General and administrative expenses of $24.7 million for the nine months ended September 30, 2005 were $1.4 million higher than for the first nine months of 2004. As a percentage of net sales, general and administrative expenses were 8.0% for the first nine months of 2005, or 10 basis points higher than in 2004. The net increase in general and administrative expenses principally reflects higher professional fees and management fees to our Principal Investors, and higher depreciation and amortization expense (arising from changes in asset valuations and useful lives as a result of the Transactions).

         Art and development costs of $6.9 million for the nine months ended September 30, 2005 were $0.5 million lower than art and development costs for the first nine months of 2004, reflecting reduced development of custom product lines. As a percentage of net sales, art and development costs were 2.3% for the first nine months of 2005 or 20 basis points lower than the first nine months of 2004.

         In connection with the Transactions in April 2004, the Company recorded non-recurring expenses of $11.8 million comprised of $6.2 million of debt retirement costs and the write-off of $5.6 million of deferred financing costs associated with the repayment of debt in connection with the Transactions.

         INTEREST EXPENSE, NET. Interest expense of $23.2 million for the nine months ended September 30, 2005 was $2.9 million higher than for the nine months ended September 30, 2004, due to the impact of higher average borrowings following the Transactions and increasing variable interest rates.

         UNDISTRIBUTED LOSS IN UNCONSOLIDATED JOINT VENTURE. Undistributed loss in unconsolidated joint venture represents our share of the loss from our Mexican balloon distribution joint venture, including the elimination of intercompany profit in the joint venture's inventory at September 30, 2005.

         INCOME TAXES. Income taxes for the first nine months of 2005 and 2004 were based upon estimated consolidated effective income tax rates of 37.0% and 39.5% for the years ending December 31, 2005 and 2004, respectively. The reduction in the effective tax rate reflects the estimated benefit of the Domestic Production Activities deduction in 2005 as well as additional tax items required in 2004. In addition, during the second quarter of 2005, the Company recorded a $1.4 million reduction of its income tax expense and its net deferred income tax liability to reflect a change in its estimated state income tax rates. The tax rate change results from a change in New York State tax law governing the apportionment of income.


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

         The Company's term loan provides for amortization (in quarterly installments) of 1.0% per annum through September 30, 2010, and will then amortize in equal quarterly payments through September 30, 2012. The term loan bears interest, at the option of the Company, at the index rate plus 1.75% per annum or at LIBOR plus 2.75% per annum. At September 30, 2005, the term loan balance was $202.4 million, with a floating interest rate of 6.47%. To hedge the risk associated with fluctuations in interest rates, the Company entered into two interest rate swap transactions with a financial institution during 2004, for an initial aggregate notional amount of $17.4 million, increasing over three years to $62.6 million.

         Revolving loans under the senior credit facility expire on April 30, 2010 and bear interest, at the option of the Company, at the index rate plus, based on performance, a margin ranging from 0.75% to 1.50% per annum, or at LIBOR plus, based on performance, a margin ranging from 1.75% to 2.50% per annum. At September 30, 2005, the Company had borrowings under the revolver totaling $6.1 million at a floating interest rate of 8.25%. Standby letters of credit totaling $8.0 million were outstanding and the Company had borrowing capacity of $35.9 million under the terms of the revolver at September 30, 2005.

         At September 30, 2005, we had a 400,000 Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate plus 0.6% and expires in April 2006; a 1.0 million British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on May 31, 2006, and a $1.0 million revolving credit facility which bears interest at LIBOR plus 1.0% and expires on December 31, 2005. No borrowings were outstanding under these revolving credit facilities at September 30, 2005. We expect to renew these revolving credit facilities upon expiration.

         Long-term borrowings at September 30, 2005 include a mortgage note with the New York State Job Development Authority of $8.1 million which requires monthly payments based on a 180-month amortization period with a balloon payment upon maturity in January 2010. The mortgage note bears interest at the rate of 4.86%, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority's confidential internal protocols. The mortgage note is collateralized by a distribution facility located in Chester, New York. On April 30, 2004, in connection with the Transactions, a first lien mortgage note of $8.5 million was paid in full. The mortgage note bore interest at LIBOR plus 2.75%. However, we utilized an interest rate swap agreement to effectively fix the loan rate at 8.40% for the term of the loan. The related interest rate swap agreement was terminated on April 30, 2004 in connection with the Transactions at a cost of $0.7 million.

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

         The Company has several non-cancelable operating leases principally for office, distribution and manufacturing facilities, showrooms and warehouse equipment. These leases expire on various dates through 2017 and generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance costs. Rent expense for the nine months ended September 30, 2005 and 2004, was $8.3 million and $8.6 million, respectively. The minimum lease payments currently required under non-cancelable operating leases for the year ending December 31, 2005 approximate $11.5 million.

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

         During the third quarter of 2005, the Company's two outside directors purchased a total of 60.0 shares of its Common Stock for $0.6 million. During the first quarter of 2005, the Company purchased and retired 10.4 shares of redeemable Common Stock held by a former employee for $0.1 million.

         On September 27, 2005, the Company and AAH entered into a definitive agreement to acquire Party City Corporation, the Company's largest customer and a leading retailer of party goods with 249 company-owned and operated stores and 250 franchise locations throughout the U.S. During the twelve month period ended December 31, 2004, sales to Party City company-owned and operated stores and franchise locations each accounted for approximately 14% of the Company's net sales. For the fiscal year ended July 2, 2005, Party City reported revenues of approximately $500 million, and total chain-wide net sales of approximately $1.0 billion. Under the terms of the agreement, Party City shareholders will receive total consideration of approximately $360 million. The acquisition, which is subject to receipt of debt financing, as well as approval by Party City's shareholders and other customary conditions, is expected to close during the fourth quarter of 2005 or the first quarter of 2006. The Company plans to finance the acquisition through a combination of equity contributed by affiliates of Berkshire Partners and Weston Presidio, and debt financing provided, directly or through certain affiliates, by Goldman, Sachs & Co. and Banc of America Securities. Goldman Sachs and Banc of America directly or through certain affiliates, have signed a commitment letter containing customary conditions precedent for the bank financing required for the acquisition. Affiliates of each of Berkshire Partners and Weston Presidio have provided a commitment letter with respect to the equity financing, subject to certain customary conditions. The Company does not intend to redeem or seek consent for waiver or amendments for the 8.75% Senior Subordinated Notes currently issued by one of its subsidiaries.

         Net cash provided by operating activities during the nine months ended September 30, 2005 and 2004, totaled $10.2 million and $19.1 million, respectively. Net cash flow provided by operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2005 and 2004, was $30.6 million and $29.9 million, respectively. Changes in operating assets and liabilities for the nine months ended September 30, 2005 and 2004, resulted in the use of cash of $20.4 million and $10.7 million, respectively, with the increased use of cash during the nine months ended September 30, 2005 reflecting the replenishment of general inventory levels following the disruption in supply from a foreign vendor which began in the second quarter of 2004, as well as higher raw material costs and levels of custom inventory.

         During the nine months ended September 30, 2005, net cash used in investing activities of $12.5 million, consisted principally of additional investments in distribution and manufacturing equipment, including flexographic printing plates. During the nine months ended September 30, 2004, net cash used in investing activities of $538.0 million consisted of cash paid of $530.0 million to consummate the Transactions on April 30, 2004 and $8.2 million of additional investments in distribution and manufacturing equipment, partially offset by proceeds from the sales of equipment and available-for-sale securities.

         During the nine months ended September 30, 2005, net cash used in financing activities of $2.5 million included proceeds of $4.1 million from net short-term borrowings under the revolver, partially offset by scheduled payments of $2.1 million on the term loan and other long-term obligations. Additionally, the Company issued a total of 60.0 shares of its Common Stock to its two outside directors for $0.6 million and purchased 10.4 shares of redeemable Common
Stock held by a former employee for $0.1 million. During the nine months ended September 30, 2004, net cash provided by financing activities of $489.1 million included proceeds totaling $378.6 million from short-term borrowings under the revolver and debt issued in connection with the Transactions, net of deferred financing costs of $12.7 million. Net cash provided by financing activities for the nine months ended September 30, 2004, also included capital contributions in connection with the merger and the repayment of a note receivable by an employee partially offset by scheduled payments on the then existing term loan and other long-term obligations, a required prepayment of the then existing term loan of $20.2 million based on our excess cash flows for the year ended December 31, 2003 and debt retirement costs totaling $6.2 million paid in connection with the Transactions.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we have utilized interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended September 30, 2005 and 2004, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes and minority interest would have decreased, by $1.0 million and $0.9 million, respectively. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the nine months ended September 30, 2005 and 2004, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes and minority interest would have decreased, by $3.0 million and $2.3 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

      Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $0.6 million and $0.5 million for the three months ended September 30, 2005 and 2004, respectively. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $1.0 million and $1.4 million for the nine months ended September 30, 2005 and 2004, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

         There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                     PART II


ITEM 2. CHANGES IN SECURITIES, USES OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

       a)    Not applicable

       b)    Not applicable

       c) On September 30, 2005, AAH Holdings Corporation issued 60 shares of its Common Stock, par value $0.10, to its two outside directors. The shares were not publicly offered and were issued by AAH Holdings Corporation for an aggregate purchase price of $0.6 million. The offering of these shares was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D thereunder.

       d)    Not applicable

       e)    Not applicable

ITEM 6.     EXHIBITS

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

                             AMSCAN HOLDINGS, INC.

                             By: /s/ Michael A. Correale
                                 -----------------------
                                 Michael A. Correale
                                 Chief Financial Officer
                                 (on behalf of the registrant and as principal
Date: November 14, 2005          financial and accounting officer)