Form 10-K
period 2005-12-31
AMSCAN HOLDINGS INC
filed 2006-04-04
CIK 1024729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                        COMMISSION FILE NUMBER 000-21827

                                   ----------

                              AMSCAN HOLDINGS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                          13-3911462
    (State or Other Jurisdiction of                            (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

     80 Grasslands Road Elmsford, NY                                10523
(Address of Principal Executive Offices)                          (Zip Code)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (914) 345-2020

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE


   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE


     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act). (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") at June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter, was $2,143,000.

     The number of outstanding shares of the registrant's common stock as of March 29, 2006 was 1,000.00.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

================================================================================

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-K

                                DECEMBER 31, 2005

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
Item 1    Business.......................................................     3
Item 1A   Risk Factors...................................................    13
Item 1B   Unresolved Staff Comments......................................    16
Item 2    Properties.....................................................    16
Item 3    Legal Proceedings..............................................    18
Item 4    Submission of Matters to a Vote of Security Holders............    18

                                     PART II

Item 5    Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities..............    18
Item 6    Selected Consolidated Financial Data...........................    19
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................    22
Item 7A   Quantitative and Qualitative Disclosures About Market Risk.....    34
Item 8    Financial Statements and Supplementary Data....................    34
Item 9    Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure...........................................    34
Item 9A   Controls and Procedures........................................    34
Item 9B   Other Information..............................................    34

                                    PART III

Item 10   Directors and Executive Officers of the Registrant.............    35
Item 11   Executive Compensation.........................................    36
Item 12   Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters................................    40
Item 13   Certain Relationships and Related Transactions.................    41
Item 14   Principal Accountant Fees and Services.........................    41

                                     PART IV

Item 15   Exhibits and Financial Statement Schedules.....................    43

          Signatures.....................................................    46

     References throughout this document to the "Company" include Amscan Holdings Inc. and its wholly owned subsidiaries. In this document the words "we," "our," "ours" and "us" refer only to the Company and its wholly owned subsidiaries and not to any other person.

     You may read and copy any materials we file with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us, at http://www.sec.gov.

PART I

ITEM 1. BUSINESS

     Amscan Holdings, Inc. ("Amscan" or the "Company") designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic balloons, accessories, novelties, gifts and stationery. With the completion of its acquisition of Party City Corporation (the "Party City Acquisition") on December 23, 2005 (the "Party City Acquisition Date"), the Company became an operator of specialty retail party supply stores in the United States and a franchisor of both individual store and franchise areas throughout the United States and Puerto Rico.

WHOLESALE OPERATIONS

     We believe we are a leading designer, manufacturer and distributor of decorative party goods in the United States and the largest manufacturer of metallic balloons in the world. We offer one of the broadest and deepest product lines in the party goods industry. We currently offer over 400 party good ensembles, which range from approximately 30 to 150 design-coordinated items spanning tableware, accessories, novelties, balloons, decorations and gifts. The breadth of these ensembles enables retailers to encourage additional sales for a single occasion. We market party good ensembles for a wide variety of occasions including seasonal and religious holidays, special events and themed celebrations. Our seasonal and religious ensembles enhance holiday celebrations throughout the year including New Year's, Valentine's Day, St. Patrick's Day, Easter, Passover, Fourth of July, Halloween, Thanksgiving, Hanukkah and Christmas. Our special event ensembles include birthdays, christenings, first communions, bar mitzvahs, confirmations, graduations, bridal and baby showers and anniversaries. Our theme-oriented ensembles include Hollywood, Chinatown, Cocktail Party, Bachelorette, Card Party, Hawaiian Luaus, Mardi Gras, Fifties Rock-and-Roll Parties, Summer Barbeque, Patriotic and Western. In 2005, approximately 80% of our net sales at wholesale consisted of products designed for non-seasonal occasions, with the remaining 20% comprised of items used for holidays and seasonal celebrations throughout the year. Our extensive gift and stationery product lines, encompassing home, baby and wedding products for general gift giving or self-purchase, further leverage our design, marketing and distribution capabilities.

     Our products are sold at wholesale, to party superstores, including Party City, other party goods retailers, independent card and gift stores, and other retailers and distributors throughout the world, including North America, South America, Europe, Asia and Australia. In 2005, approximately 60% of the product sold to these retailers and distributors were products manufactured by the Company. The remaining 40% of products sold were supplied by third-party manufacturers, many of whom are located in Asia.

     Sales to the party superstore distribution channel generally account for approximately 35% of our net sales at wholesale. Party superstores provide consumers with a one-stop source for all of their party needs, generally at discounted prices. We also have strong, long-standing relationships with independent party and card and gift retailers, with these channels generally accounting for 20% of our net sales, at wholesale.

RETAIL OPERATIONS

     With the Party City Acquisition, we acquired the nation's largest retail party superstore chain. Party City's focus is to provide the retail consumer with broad assortments, deep in-stock inventory positions and a compelling price-value proposition. Party City authorized its first franchise store in 1989 and opened its first company-owned store in January 1994.

     As of December 31, 2005, the Party City network consisted of 502 stores, with 248 company-owned stores and 254 stores owned by franchisees. Party City stores typically range in size from 10,000 to 12,000 square feet and offer a broad range of products for all occasions, including Amscan, private label and other brand merchandise. Non-seasonal merchandise generally accounts for approximately 66% of Party City's annual retail net sales, with birthdays being the largest non-seasonal event. Halloween represents the largest seasonal occasion, accounting for approximately 20% of Party City's annual retail sales.

     Party City's retail operations generate revenue primarily through the sale of party goods through company-owned stores. Party City also generates revenue through the assessment of an initial one-time franchise fee and ongoing franchise royalty payments based on retail sales.

     Party City's results of operations for the eight-day period from the Party City Acquisition Date through December 31, 2005, are included in the Company's consolidated results of operations for the year ended December 31, 2005. Party City's balance sheet, which is included in the Company's consolidated balance sheet at December 31, 2005, is based, in-part, on our preliminary estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed on the Party City Acquisition Date. Independent valuation specialists are currently conducting a valuation of the net assets acquired as of the Party City Acquisition Date to assist management with the final determination of fair value.

     Prior to its acquisition, Party City filed its quarterly and annual financial statements with the SEC. Historically, Party City defined a fiscal year ("Fiscal Year") as the 52-week period or 53-week period ended on the Saturday nearest June 30 of each year. The Party City financial statements for the fiscal years ended July 2, 2005, July 3, 2004 and June 28, 2003 were filed with the SEC on September 15, 2005 and September 14, 2004 and are based on a 52-week period, 53-week period and 52-week period, respectively. Party City defined its fiscal quarters ("Fiscal Quarter") as the four interim 13-week periods following the end of the previous Fiscal Year, except in the case of a 53-week Fiscal Year when the fourth Fiscal Quarter is extended to 14 weeks. The condensed financial statements for the Party City Fiscal Quarters ended October 1, 2005 and October 2, 2004 were filed with the SEC on November 10, 2005 and November 12, 2004, respectively, and are each based on 13-week periods. As a result of the acquisition, Party City's fiscal year was changed to the 52-week or 53-week period ended on the Saturday nearest to December 31 of each year.

THE PARTY CITY ACQUISITION

     On the Party City Acquisition Date, the Company completed the Party City Acquisition pursuant to the Agreement and Plan of Merger, dated September 26, 2005 (as amended, the "Acquisition Agreement"), by and among the Company, Party City and BWP Acquisition, Inc. ("BWP"), a Delaware corporation and a wholly-owned subsidiary of the Company. Pursuant to the terms of the Acquisition Agreement, BWP merged with and into Party City, with Party City continuing as the surviving corporation. Each share of common stock of Party City outstanding at the Party City Acquisition Date was cancelled and converted into the right to receive $17.50 in cash, without interest. Prior to the acquisition, Party City settled all outstanding stock options and warrants at the spread between $17.50 and their exercise price. Transaction costs associated with the Party City Acquisition totaled $9.4 million.

     Financing for the Party City Acquisition, including the repayment of the Company's borrowings under its 2004 Senior Secured Credit Facility (defined hereafter), was provided by: (i) an equity investment of $166.4 million (the "Equity Investment") in the Company's parent, AAH Holdings Corporation ("AAH"), a Delaware corporation jointly controlled by funds affiliated with Berkshire Partners LLC and Weston Presidio (together the "Principal Investors"), (ii) borrowings under a First Lien Credit Agreement (the "First Lien Credit Agreement") consisting of a $325 million term loan (net of an original issue discount of $3.25 million) (the "First Term Loan") and a committed revolving credit facility in an aggregate principal amount of $85 million (the "First Term Loan Revolver"), (iii) borrowings under a Second Lien Credit Agreement (the "Second Lien Credit Agreement," and, together with the First Lien Credit Agreement, the "Credit Agreements") consisting of a $60 million term loan (net of an original issue discount of $1.5 million) (the "Second Term Loan") and (iv) cash on-hand of $20.4 million. Deferred financing costs associated with the Credit Agreements totaled $7.4 million.

     The Equity Investment consisted of the sale of 13,868.75 shares of AAH common stock to the Principal Investors, certain members of management and certain other investors.

     The excess of the Party City purchase price over the tangible net assets acquired has been preliminarily allocated to intangible assets consisting of franchise licenses ($30.0 million) and other intangibles ($0.3 million), each of which is being amortized using the straight-line method over the assets' estimated useful life (15 to 17 years), and trade names ($35.0 million) and goodwill ($222.2 million), which are not being amortized. The acquisition was structured as a purchase of common stock and, accordingly, the amortization of intangible assets is not deductible for income tax purposes.

THE 2004 TRANSACTIONS

     On April 30, 2004, Amscan and AAH Acquisition Corporation ("AAH Acquisition"), a wholly-owned subsidiary of AAH, entered into a merger agreement, with Amscan continuing as the surviving entity and as a wholly owned subsidiary of AAH. Under the terms of the agreement, the equity interests in Amscan held by GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co., collectively referred to as GSCP, and all other stockholders, other than certain management investors, were cancelled in exchange for the right to receive cash. Cash paid to consummate the acquisition totaled $530.0 million and was financed with initial borrowings (before deducting deferred financing costs of $13.1 million) consisting of a $205.0 million term loan under a senior secured credit facility (the "2004 Senior Secured Credit Facility") which includes a $50.0 million revolving loan facility, the proceeds from the issuance of $175.0 million of 8.75% senior subordinated notes due 2014, an equity contribution by the Principal Investors and employee stockholders of $140.5 million, borrowings under the revolver of $23.6 million and available cash on hand. Certain existing employee shareholders participated in the 2004 Transactions (as defined hereafter) by purchasing approximately 296.91 shares of common stock. The Chief Executive Officer and the President of the Company exchanged 5.4945 and 2.7472 of their shares of common stock of the Company for 100 and 50 shares of common stock of AAH with an equivalent value of $1.0 million and $0.5 million, respectively. In addition, the Chief Executive Officer and the President of the Company exchanged vested options to purchase 5.607 and 2.804 shares of Company common stock, which had intrinsic values of $0.6 million and $0.3 million, respectively, for vested options under the AAH equity incentive plan with intrinsic values of $0.5 million and $0.2 million and fair values of $0.6 million and $0.3 million, respectively.

     Concurrent with the AAH Acquisition, the following financing transactions were also consummated: the repayment of a term loan of $147.7 million under our then existing senior secured credit facility and the termination of all commitments there under; the redemption of $87.2 million of the $110.0 million aggregate principal amount of our 9.875% senior subordinated notes due 2007 for $93.5 million, or 103.542% of the principal amount of such notes, plus accrued and unpaid interest following our tender offer and consent solicitation; and the repayment of a $8.5 million mortgage obligation with a financial institution (the acquisition together with the foregoing financing transactions are referred to herein collectively as the "2004 Transactions").

     On May 31, 2004, the remaining outstanding 9.875% senior subordinated notes due 2007 were redeemed for $23.6 million, or 103.292% of the principal amount of such notes, plus accrued and unpaid interest pursuant to the redemption notice. The Company financed the redemption with borrowings under its revolving credit facility.

     The 8.75% senior subordinated notes were sold to their initial purchasers on April 30, 2004, and were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933 (the "Note Offering"). In August 2004, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4, offering to exchange registered notes for the notes issued in connection with the Note Offering. The terms of the notes and the exchange notes were substantially identical. The exchange was completed in October 2004.

     As used herein and in the consolidated financial statements, "Predecessor" refers to Amscan prior to the 2004 Transactions and "Successor" refers to Amscan after the 2004 Transactions; the distinction between Predecessor and Successor is needed because generally accepted accounting principles required us to account for the acquisition under the purchase method of accounting, which required that the Company adjust its assets and liabilities to their relative fair values at the date of the 2004 Transactions. In order to reflect the ultimate beneficial ownership of the Company, the capital structure disclosed in the consolidated financial statements is the capital structure of AAH.

     The excess of the purchase price over the tangible net assets acquired has been allocated to intangible assets consisting of customer lists/relationships ($14.5 million) and copyrights/designs and other intangibles ($12.8 million), each of which is being amortized using the straight-line method over the assets' estimated useful life (2.5 to 15 years), and tradenames ($33.5 million) and goodwill ($283.5 million), which are not being amortized. The acquisition was structured as a purchase of common stock and, accordingly, the amortization of intangible assets is not deductible for income tax purposes.

SUMMARY FINANCIAL INFORMATION ABOUT THE COMPANY

     Information about the Company's revenues, income from operations and assets for each of the years in the five-year period ended December 31, 2005, is included in this report in Item 6, "Selected Consolidated Financial Data." The Company's consolidated financial statements for the Predecessor periods (prior to May 1, 2004) and for the Successor periods (subsequent to April 30, 2004) include the accounts of the Company and its majority-owned and controlled entities.

     The Company does business in the United States and in other geographic areas of the world. Information about the Company's revenues, income from operations and assets relating to geographic areas outside the United States for each of the years in the three-year period ended December 31, 2005, is included in Note 18 to the Company's consolidated financial statements which are included in this report beginning on page F-2.

WHOLESALE OPERATIONS

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

RETAIL OPERATIONS

     Our retail operations are subject to significant seasonal variations. Historically, Party City has realized a significant portion of its revenues, cash flow and net income in the fourth quarter of the year principally due to the sales in October for the Halloween season and, to a lesser extent, due to holiday sales for end of year holidays. In addition, the results of retail operations and cash flows may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings and store closings and the timing of the acquisition and disposition of stores. The results of Party City's operations for the eight-day period from the Party City Acquisition Date through December 31, 2005, are included in the Company's consolidated results of operations for the year ended December 31, 2005.

OUR BUSINESS STRATEGY

     Our objective is to be the primary source for consumers' party goods requirements and to maintain and expand our position as a leading national chain of party supply stores, while internally improving our operating efficiencies. Key components of our business strategy include the following:

WHOLESALE OPERATIONS

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

     - CAPITALIZE ON INVESTMENTS IN INFRASTRUCTURE. We intend to increase our net sales and profitability by leveraging the significant investments we have made in our infrastructure. We believe that the addition of a state-of-the-art 544,000 square foot distribution facility in the fourth quarter of 2002 and our plan to expand the facility by approximately 350,000 square feet in 2006, will provide us with the opportunity to further consolidate our operations while maintaining warehousing and distribution capabilities to serve anticipated future growth. We plan to finance a substantial portion of the expansion with the net proceeds from the anticipated sale of a second, less technologically sophisticated company-owned warehouse.

     - EXPAND INTERNATIONAL PRESENCE. We believe there is an opportunity to expand our international business, which represented approximately 14% of our net sales in each of the years in the three-year period ended December 31, 2005. We currently have a presence in Europe, Mexico, Canada, and Asia. We have our own sales force in the United Kingdom, Mexico and Canada, and operate through third-party sales representatives elsewhere. The market for decorative party goods outside the U.S. is less mature due to lower consumer awareness of party products and less developed retail distribution channels. During 2005, we strengthened our international management infrastructure, hiring a senior vice president of international operations to help implement our strategies to grow international sales. Our strategies include broadening our distribution network, increasing accessorization and customization of our products to local tastes and holidays and continuing to deepen retail penetration.

     - INCREASE PENETRATION IN INDEPENDENT RETAIL DISTRIBUTION CHANNEL. We believe there is a significant opportunity to expand our sales to independent retailers, including card and gift stores. We have made significant investments by adding management and expanding our customer service and marketing infrastructure to support the existing sales effort. As our existing sales representatives become more seasoned and productive, and as we add new sales representatives, we expect to increase sales and profitability from this distribution channel as sales growth is achieved with relatively fixed support costs.

     - CONTINUED GROWTH THROUGH TARGETED ACQUISITIONS. We believe that there will be, from time to time, opportunities to make acquisitions of complementary businesses. Through such businesses, we can leverage our existing marketing, distribution and production capabilities, expand our presence in the various retail distribution channels, further broaden and deepen our product lines and increase our penetration in international markets.

RETAIL OPERATIONS

     - OFFER A BROAD SELECTION OF MERCHANDISE. We will continue to provide customers with convenient one-stop shopping for party supplies by offering what we believe is one of the most extensive selections of party supplies available. The typical Party City store offers a broad selection of Amscan, private label and other brand merchandise consisting of more than 15,000 active SKU's.

     - MAINTAIN VALUE PRICE POSITION. We will continue to use the aggregate buying power of approximately 500 Company-owned and franchise stores, which allows us to offer a broad line of high quality merchandise at low prices. We believe we reinforce customers' expectations of value through our advertising and marketing campaigns.

     - EXPAND NETWORK OF CONVENIENT STORE LOCATIONS. Although we believe that our stores typically are destination shopping locations, we seek to maximize customer traffic and quickly build the visibility of new stores by situating our stores in high traffic areas. Site selection criteria include: population density, demographics, traffic counts, location of complementary retailers, storefront visibility and presence (either in a stand-alone building or in dominant power strip shopping centers), competition, lease rates and accessible parking. We believe there are an extensive number of suitable domestic locations available for future stores, and we plan to open up to five new company-owned Party City stores and between 8 and 10 franchise stores during 2006. In addition, we will continue our evaluation of the potential for growth through temporary Halloween stores under the Halloween Costume Warehouse brand.

     - PROVIDE EXCELLENT CUSTOMER SERVICE. We view the quality of our customers' shopping experience as critical to our continued success, and we are committed to making shopping in our stores an enjoyable experience. For example, at Halloween, our most important selling season, each store significantly increases the number of sales associates. We hire and train qualified store managers and other personnel committed to serving our customers and compensate them based on performance measures in order to enhance the customer-service oriented culture in our stores.

     - INFORMATION SYSTEMS. In recent years Party City has upgraded its point of sale (POS) and other information systems which will allow us to continue to use technology to enhance our business practices. We are currently implementing software systems that will further automate the merchandise replenishment, forecasting and planning functions.

INNOVATIVE PRODUCT DEVELOPMENT AND DESIGN CAPABILITIES

     Our 120 person in-house design staff continuously develops fresh, innovative and contemporary product designs and concepts. Our continued investment in art and design results in a steady supply of fresh ideas and the creation of complex, unique ensembles that appeal to consumers. In 2005, we introduced approximately 6,000 new products and 60 new ensembles and also provided Party City and other customers with over 1,000 new private label products. Our proprietary designs help us keep our products differentiated from the competition.

PRODUCT LINES

     The following table sets forth the principal products distributed by the Company at the wholesale level, by product line:

PARTY GOODS

Decorative and Solid Color Tableware
Candles
Cascades and Centerpieces
Crepe
Cutouts
Flags and Banners
Guest Towels
Latex Balloons
Party Favors
Party Hats
Pinatas

METALLIC BALLOONS

Sing-A-Tune
SuperShapes
Bouquets
18 Inch Standard

STATIONERY

Baby and Wedding Memory Books
Decorative Tissues
Gift Wrap, Bows and Bags
Invitations, Notes and Stationery
Photograph Albums
Ribbons
Stickers and Confetti

GIFT

Ceramic Giftware
Decorative Candles
Decorative Frames
Mugs
Plush Toys
Wedding Accessories and Cake Tops

     The percentage of net sales, at wholesale, for each product line for 2005, 2004 and 2003 are set forth in the following table:

                      2005   2004   2003
                      ----   ----   ----
Party Goods .......    65%    68%    65%
Metallic Balloons..    25     24     24
Stationery ........     6      5      8
Gift ..............     4      3      3
                      ---    ---    ---
                      100%   100%   100%
                      ===    ===    ===

     Our products span a wide range of lifestyle events from age-specific birthdays to theme parties and sporting events, as well as holidays such as Halloween and New Year's. Approximately 80% of our net sales, at wholesale, consist of items designed for non-seasonal occasions, with the remaining 20% comprised of items used for holidays and seasonal celebrations throughout the year. Our product offerings cover the following:


SEASONAL

New Year's
Valentine's Day
St. Patrick's Day
Easter
Passover
Fourth of July
Halloween
Thanksgiving
Hanukkah
Christmas

THEMES

Bachelorette
Card Party
Chinatown
Cocktail Party
Fiesta
Fifties Rock and Roll
Hawaiian Luau
Hollywood
Mardi Gras
Masquerade
Patriotic
Religious
Sports
Summer Barbeque
Western

EVERYDAY

Birthdays
Graduations
Weddings
Anniversaries
Showers
First Communions
Confirmations
Retirements
Christenings
Bar Mitzvahs

MANUFACTURED PRODUCTS

     Our vertically integrated manufacturing capability (i.e., our ability to perform each of the steps in the process of converting raw materials into our finished products) enables us to control costs, monitor product quality, manage inventory investment better and provide more efficient order fulfillment. We manufactured items generally representing approximately 60%
 of our net sales at wholesale. Our facilities in New York, Kentucky, Rhode Island, Minnesota and Mexico are highly automated and produce paper and plastic plates and cups, paper napkins, metallic balloons and other party and novelty items. State-of-the-art printing, forming, folding and packaging equipment support these manufacturing operations. Given our size and sales volume, we are generally able to operate our manufacturing equipment on the basis of at least two shifts per day thus lowering production costs per unit. In addition, we manufacture products for third parties, which allows us to maintain a satisfactory level of equipment utilization.

PURCHASED PRODUCTS

     We purchase products created and designed by us, generally representing nearly 40% of our net sales, at wholesale, from independently-owned manufacturers, many of whom are located in Asia and with whom we have long-standing relationships. We have relationships of over 15 years with our two largest suppliers. We believe that the quality and price of the products manufactured by these suppliers provide a significant competitive advantage. Our business is not dependent upon any single source of supply for these products.

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

WHOLESALE SALES AND MARKETING

     Our principal wholesale sales and marketing efforts are conducted through a domestic direct employee sales force of approximately 120 professionals servicing approximately 40,000 retail accounts. Included in this sales force are approximately 20 seasoned sales professionals who primarily service the party superstore and party specialty retailer distribution channel and who, on average, have been affiliated with us for over 10 years. In addition to the employee sales team, a select group of manufacturers' representatives handle specific account situations. Employees of subsidiaries outside the United States generally service international customers. Our Anagram subsidiary utilizes a group of approximately 40 independent distributors to bring their metallic balloons to the grocery, gift and floral markets, as well as to our party superstore and specialty retailer customers.

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

WHOLESALE DISTRIBUTION AND SYSTEMS

     We ship our products directly to retailers and distributors throughout the United States and Canada from company-owned and leased distribution facilities that employ computer assisted systems. Our electronic-order entry and information systems allow us to manage our inventory with minimal waste, maintain strong fill rates and provide quick order turnaround times of generally between 24 to 48 hours.

     Our distribution facilities for party items are principally located in New York and represent more than 1,000,000 square feet in the aggregate. We plan to expand our company-owned state-of-the-art 544,000 square foot distribution facility by approximately 350,000 square feet in 2006 at an estimated cost of $15.0 million. A substantial portion of the cost is expected to be provided by the net proceeds from the anticipated sale of a second, less technologically sophisticated company-owned warehouse. We distribute our metallic balloons domestically from company-owned and leased facilities in Minnesota and New York. Products for markets outside the United States are also shipped from leased distribution facilities in the United Kingdom, Mexico and Australia.

WHOLESALE CUSTOMERS

     Our wholesale customers are principally party superstores, including Party City and its franchisees, other party goods retailers, independent card and gift retailers and other distributors. We have also expanded our presence in the gift shop, supermarket and other smaller independent retail distribution channels. In the aggregate, we supply more than 40,000 retail outlets both domestically and internationally. In addition, to deepen our retail penetration at key European hypermarket and supermarket accounts, our future focus will include broadening our distribution network, increasing accessorization and customization of our products to local tastes and holidays.

     We have a diverse wholesale customer base. Although our sales volume is concentrated with several important customers, generally party superstores, only Party City accounted for more than 10% of our net sales at wholesale in each of the years in the three year period ended December 31, 2005. For the years ended December 31, 2005, 2004 and 2003, net sales to Party City's corporate-owned and operated stores represented 13%, 14%, and 12% of the Company's net sales, at wholesale, respectively. For the years ended December 31, 2005, 2004 and 2003, net sales to Party City's franchise-owned and operated stores represented 13%, 14% and 13% of the Company's net sales, at wholesale, respectively. Franchisees are financially independent and represent a diversified credit exposure.

COMPETITION AT WHOLESALE

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

RETAIL MERCHANDISING

     Party City stores are designed to be fun and engaging and to create a compelling shopping experience for the consumer. Our stores range in size from 6,750 to 19,800 square feet with a typical store size between 10,000 and 12,000 square feet. The stores are divided into various sections based upon product categories displayed to emphasize the breadth of merchandise available at a good value. In-store signage is used to emphasize our price-value position and make our stores easy to shop.

     During 2005, Party City upgraded the presentation in the majority of the company-owned stores, including cutting through long aisles where appropriate to allow customers to navigate the stores more easily and to provide increased exposure for featured products. We also repositioned merchandise categories to create adjacencies among items that are related by event or theme, thereby making it easier for the consumer to locate and purchase coordinated items.

     To maintain consistency throughout our store network, we maintain a list of approved items that are permitted to be sold in our stores. Franchise stores are required to follow these guidelines according to the terms of their franchise agreements. We maintain a standard store merchandise layout and presentation format to be followed by company-owned and franchise stores. Any layout or format changes developed by us are communicated to the managers of stores on a periodic basis.

     Although product assortment is continually refreshed and updated, our product categories remain consistent with our historical selection. The typical Party City store offers a broad selection of Amscan, private label and other brand merchandise consisting of more than 15,000 SKU's. Non-seasonal merchandise historically represents two-thirds of a typical store's selling space and annual net retail sales, while seasonal merchandise historically represents the remaining portion. We have over 40 product categories, each of which can be characterized into eight general themes, including Halloween, Other Seasonal, Birthday, Balloons, Baby / Birthday / Wedding / Anniversary, Greeting Card / Gift Wrap, Party Basics / Catering and Party Themes.

     Halloween is Party City's largest seasonal product category/theme. As a key component of our sales strategy, our stores provide an extensive selection of Halloween products. The stores also carry a broad array of related decorations and accessories for the Halloween season. Our Halloween merchandise is prominently displayed to provide an exciting and fun shopping experience for customers. As a key component of our sales strategy, our stores provide an extensive selection of Halloween products. The stores display Halloween-related merchandise throughout the year to position us as the customer's Halloween shopping resource. Historically, Party City's Halloween business has represented approximately 20% of its annual retail net sales.

     We have many product categories that generally relate to birthdays, making this theme the largest non-seasonal occasion in terms of net sales. Each birthday product category includes a wide assortment of merchandise to fulfill customer needs for celebrating birthdays, including invitations, thank you cards, tableware, hats, horns, banners, cascades, balloons, novelty gifts, pinatas, favors and candy.

RETAILER SUPPLIERS

     Amscan is the largest supplier to Party City, providing 20%, 21% and 20% of the merchandise purchased by Party City in each of the years in the three-year period ended December 31, 2005. The following table represents other suppliers from whom Party City purchased at least 5% of its merchandise:

          SUPPLIER             PRODUCTS SUPPLIED   2005   2004   2003
          --------            ------------------   ----   ----   ----
Hallmark Marketing Corp....     Paper products       6%     5%     5%
Unique Industries, Inc.....     Paper products       5      6      7
Rubies Costume Co. Inc.....   Halloween costumes     5      5      5
                                                   ---    ---    ---
   Total...................                         16%    16%    17%
                                                   ===    ===    ===

     While Party City has historically purchased a significant portion of its other brand merchandise from a relatively small number of sources, we do not believe our retail business is dependent upon any single source of supply for these products. However, certain of these suppliers may control various product licenses for widely recognized images, such as cartoon or motion picture characters and the loss of such suppliers could materially adversely affect our future business, results of operations, financial condition and cash flow. We consider numerous factors in supplier selection, including, but not limited to, price, credit terms, product offerings and quality. As is customary in our industry, we generally do not have long-term contracts with any supplier and any supplier may discontinue selling to us at any time.

     We strive to maintain sufficient inventory to enable us to provide a high level of service to our customers. Inventory, accounts receivable and accounts payable levels, payment terms and return policies are in accordance with the general practices of the retail party supply industry and standard business procedures. We negotiate pricing with suppliers on behalf of all stores in our network (company-owned and franchise). We believe that our buying power enables us to receive favorable pricing terms and enhances our ability to obtain high demand merchandise.

RETAIL ADVERTISING AND MARKETING

     Our advertising focuses on promoting specific seasonal occasions as well as general themes, with a strong emphasis on our price-value positioning. Historically, we have advertised primarily via the use of free-standing inserts in newspapers throughout our market areas. In second half of 2005, Party City introduced additional marketing techniques to supplement the inserts, including outdoor, direct mail, newspaper and television advertising in selected markets, with the goal of increasing customer traffic and building our brand. We also placed particular emphasis on highly targeted relationship marketing efforts. For example, we have begun to offer a Birthday Club program. In conjunction with our marketing efforts, we have launched an upgraded Party City website that will better communicate products, party ideas and promotional offers, although it does not have e-commerce functionality initially.

FRANCHISE OPERATIONS

     As of December 31, 2005, we had 254 franchise stores throughout the United States and Puerto Rico. Party City stores run by franchisees utilize our format, design specifications, methods, standards, operating procedures, systems and trademarks.

     We receive revenue from our franchisees, consisting of an initial one-time fee and ongoing royalty fees. In addition, each franchisee has a mandated advertising budget, which consists of a minimum initial store opening promotion and ongoing local advertising and promotions. Further, the franchisee must pay an additional 1% of net sales to a Party City group advertising fund to cover common advertising materials related to the Party City store concept. We do not offer financing to our franchisees for one-time fees and ongoing royalty fees.

     Current franchise agreements provide for an assigned area or territory that typically equals a three-mile radius from the franchisee's store location and the right to use the Party City logo and trademark "The Discount Party Super Store(R)." In most stores, the franchisee or the majority owner of a corporate franchisee devotes full time to the management, operation and on-premises supervision of the stores or groups of stores.

     Although franchise locations are generally obtained and secured by the franchisee, pursuant to the franchise agreement we must approve all site locations. As franchisor, we also supply valuable and proprietary information pertaining to the operation of the Party City store business, as well as advice regarding location, improvements and promotion. We also supply consultation in the areas of purchasing, inventory control, pricing, marketing, merchandising, hiring, training, improvements and new developments in the franchisee's business operations, and we provide assistance in opening and initially promoting the store.

     We continually focus on the management of our franchise operations, looking for ways to improve the collaborative relationship in such areas as merchandising, advertising and information systems.

     As of December 31, 2005, we had 16 territory agreements with certain franchisees. These agreements grant the holder of the territory the right to open one or more stores within a stated time period.

COMPETITION AT RETAIL

     We operate in highly competitive markets. Our stores compete with a variety of smaller and larger retailers, including, but not limited to, single owner-operated party supply stores, specialty party supply and paper goods retailers (including superstores), warehouse/merchandise clubs, designated departments in drug stores, general mass merchandisers, supermarkets and department stores of local, regional and national chains and catalog and Internet merchandisers. In addition, other stores or Internet merchandisers may enter the market and become significant competitors in the future. Our stores compete, among other things, on the basis of location and store layout, product mix, customer convenience and price. Some of our competitors in our markets have greater financial resources than we do.

     We believe that Party City stores maintain a leading position in the party supply business by offering a wider breadth of merchandise than most competitors, greater selection within merchandise classes and low prices on most items in our stores. We believe that our significant buying power, which results from the size of our Party City store network, is an integral advantage.

GOVERNMENT REGULATION

     As a franchisor, we must comply with regulations adopted by the Federal Trade Commission, such as the Trade Regulation Rule on Franchising, which requires us, among other things, to furnish prospective franchisees with a franchise offering circular. We also must comply with a number of state laws that regulate the offer and sale of our franchises and certain substantive aspects of franchisor-franchisee relationships. These laws vary in their application and in their regulatory requirements. State laws that regulate the offer and sale of franchises typically require us to, among other things, register before the offer and sale of a franchise can be made in that state and to provide a franchise offering circular to prospective franchises.

     State laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states. Those laws regulate the franchise relationship, for example, by restricting a franchisor's rights with regard to the termination, transfer and renewal of a franchise agreement (for example, by requiring "good cause" to exist as a basis for the termination and the franchisor's decision to refuse to permit the franchisee to exercise its transfer or renewal rights), by requiring the franchisor to give advance notice to the franchisee of the termination and give the franchisee an opportunity to cure most defaults. To date, those laws have not precluded us from seeking franchisees in any given area and have not had a material adverse effect on our operations.

     Each of our stores must also comply with applicable regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals can delay and sometimes prevent the opening of a new store or shut down an existing store.

     Our stores must comply with applicable federal and state environmental regulations, although the cost of complying with these regulations to date has not been material. More stringent and varied requirements of local governmental bodies with respect to zoning, land use, and environmental factors can delay, and sometimes prevent, development of new stores in particular locations.

     Our stores must comply with the Fair Labor Standards Act and various state laws governing various matters such as minimum wages, overtime and other working conditions. Our stores must also comply with the provisions of the Americans with Disabilities Act, which requires that employers provide reasonable accommodation for employees with disabilities and that stores must be accessible to customers with disabilities.

COPYRIGHTS AND TRADEMARKS

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

     We own and permit our franchisees to use a number of trademarks and service marks registered with the United States Patent and Trademark Office, including Party City(R), The Discount Party Super Store(R) and Halloween Costume Warehouse(R).

INFORMATION SYSTEMS

     We continually evaluate and upgrade our information systems to enhance the quantity, quality and timeliness of information available to management and to improve the efficiency of our manufacturing and distribution facilities as well as our service at the store level. During the past two years, Party City completed significant store and corporate system installations to improve certain store processes, such as customer check-out, product receiving and inventory management, as well as to reduce in store labor costs. We plan to implement new merchandise replenishment software beginning in 2006 to complement our distribution, planning and allocation processes. The system is intended to enhance the store replenishment function by improving in-stocks, leveraging our distribution infrastructure and allowing us to become more effective in our use of store labor.

EMPLOYEES

     As of December 31, 2005, the Company had approximately 3,550 full-time employees and 3,170 part-time employees, none of whom is represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 1A. RISK FACTORS

Consumer Demands and Preferences

     As a manufacturer, distributor and retailer, our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Our success depends on our ability to identify product trends as well as to anticipate and respond to changing merchandise trends and consumer demand in a timely manner. We cannot assure you that we will be able to continue to offer assortments of products that appeal to our customers or that we will satisfy changing consumer demands in the future. In addition, if consumer demand for single-use, disposable party goods were to diminish in favor of reusable products for environmental or other reasons our sales could decline. We also sell certain licensed products that are in great demand for short time periods, making it difficult to project our inventory needs for these products. Accordingly, if:

          -    we are unable to identify and respond to emerging trends;

          - we miscalculate either the market for the merchandise in our stores or our customers' purchasing habits; or

          - consumer demand dramatically shifts away from disposable party supplies,

our business, results of operations, financial condition and cash flow could be materially adversely affected. In addition, we may be faced with significant excess inventory of some products and missed opportunities for other products, which would decrease our profitability.

Competition

     The party goods industry is highly competitive. We compete with many other manufactures and distributors, including smaller, independent specialty manufacturers and divisions or subsidiaries of larger companies with greater financial and other resources than we have. Some of our competitors control licenses for widely recognized images, such as cartoon or motion picture characters, and have broader access to mass market retailers which could provide them with a competitive advantage.

     Our retail stores compete with a variety of smaller and larger retailers. Our stores compete, among other things, on the basis of location and store layout, product mix, customer convenience and price. Some of our competitors in our markets have greater financial resources than we do. We cannot guarantee that we will continue to be able to compete successfully against existing or future competitors. Expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could materially adversely affect our business, results of operations, cash flows and financial condition.

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

     Products we manufacture, primarily tableware and metallic balloons, generally represent approximately 60% of our net sales at wholesale. During the past three years, we have invested approximately $27.3 million in printing, fabrication, packaging and other manufacturing equipment, which has allowed us to increase productivity rates, thereby lowering labor and overhead as a percentage of manufacturing costs. We believe our ability to manufacture product representing approximately 60% of our sales enables us to lower production costs by optimizing production while minimizing inventory investment, to ensure product quality through rigid quality control procedures during production and to be responsive to our customers' product design demands.

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

Execution of Key Initiatives

     During the past year, Party City undertook a series of related initiatives to make fundamental improvements in its business, profitability and cash flow, including initiatives focused on: improving the breadth of assortment and quality of our products and related product pricing; reconfiguring our in-store product layout to better align product categories and facilitate an easier shopping experience for our customers; improving financial, distribution and inventory systems; and building our talent base.

     We believe these initiatives along with increased promotional and advertising activity should provide the basis for improved financial performance during 2006. Should our customers respond less favorably to our merchandise offerings, it could have a material adverse impact on our revenues and operating income.

Franchise Program

     Our growth and success depends in part upon our ability to contract with and retain qualified franchisees, as well as the ability of those franchisees to operate their stores and promote and develop our store concept. Although we have established criteria to evaluate prospective franchisees and our franchise agreements include certain operating standards, each franchisee operates independently. We cannot assure you that our franchisees will operate stores in a manner consistent with our concept and standards, which could reduce the gross revenues of these stores and therefore reduce our franchise revenue. The closing of unprofitable stores or the failure of franchisees to comply with our policies could adversely affect our reputation and could reduce the amount of our franchise revenues. These factors could have a material adverse effect on our revenues and operating income.

     If we are unable to attract new franchisees or to convince existing franchisees to open additional stores, any growth in royalties from franchised stores will depend solely upon increases in revenues at existing franchised stores. In addition, our ability to open additional franchise locations is limited by the territorial restrictions in our existing franchise agreements as well as our ability to identify additional markets in the United States that are not currently saturated with the products we offer. If we are unable to open additional franchise locations, we will have to sustain additional growth through acquisitions, opening new company-owned stores and by attracting new and repeat customers to our existing locations. If we are unable to do so, our revenues and operating income may decline significantly.

Economic Downturn

     In general, our retail sales represent discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, the availability of consumer credit, taxation, weather and consumer confidence in future economic conditions. Our customers' purchases of discretionary items, including our products, could decline during periods when disposable income is lower or during periods of actual or perceived unfavorable economic conditions. If this occurs, our revenues and profitability will decline. In addition, our sales could be adversely affected by a downturn in the economic conditions in the markets in which we operate.

Key Vendors

     While Party City has historically purchased a significant portion of its other brand merchandise from a relatively small number of sources, we do not believe our retail business is dependent upon any single source of supply for these products. However, certain of these suppliers may control various product licenses for widely recognized images, such as cartoon or motion picture characters and the loss of such suppliers could materially adversely affect our future business, results of operations, financial condition and cash flow.

     Many of our vendors currently provide us with incentives such as volume purchasing allowances and trade discounts. If our vendors were to reduce or discontinue these incentives, prices from our vendors could increase and our profitability would be reduced. As is customary in our industry, we generally do not have long-term contracts with any vendor and any vendor may discontinue selling to us at any time.

Additional Capital Requirements

     Our management currently believes that the cash generated by operations, together with the borrowing availability under the Credit Agreements, will be sufficient to meet our working capital needs for the next twelve months, including investments made and expenses incurred in connection with technology to improve merchandising and distribution systems, support cost reduction initiatives, and improved efficiencies. However, if we are unable to generate sufficient cash from operations, we may be required to adopt one or more alternatives to raise cash, such as incurring indebtedness, selling our assets, seeking to raise additional debt or equity capital or restructuring. If adequate financing is unavailable or is unavailable on acceptable terms, we may be unable to maintain, develop or enhance our operations, products and services, take advantage of future opportunities or respond to competitive pressures.

Seasonal and Quarterly Fluctuations

     Our retail business is subject to significant seasonal variations. Historically, Party City realized a significant portion of its revenues, net income and cash flow in the fourth quarter of the year, principally due to the sales in October for the Halloween season and, to a lesser extent, due to sales for end of year holidays. We believe this general pattern will continue in the future. An economic downturn during this period could adversely affect us to a greater extent than if such downturn occurred at other times of the year. Our results of operations and cash flows may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings, store closings and timing of the potential disposition and acquisition of stores.

Key Personnel

     Our success depends to a large extent on the continued service of our executive management team. Departures by our executive officers could have a negative impact on our business, as we may not be able to find suitable management personnel to replace departing executives on a timely basis. We do not maintain key executive life insurance on any of our executive officers.

     As our business expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. Although we generally have been able to meet our staffing requirements in the past, our ability to meet our labor needs while controlling costs is subject to external factors, such as unemployment levels, minimum wage legislation and changing demographics. Our inability to meet our staffing requirements in the future at costs that are favorable to us, or at all, could impair our ability to increase revenue, and our customers could experience lower levels of customer care.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

     The Company maintains its corporate headquarters in Elmsford, New York and conducts its principal design, manufacturing and distribution operations at the following facilities:

                                                                                                         OWNED OR LEASED
            LOCATION                          PRINCIPAL ACTIVITY                  SQUARE FEET         (WITH EXPIRATION DATE)
            --------              -----------------------------------------   -------------------   -------------------------
Elmsford, New York                Executive offices, show rooms, design and   189,846 square feet   Leased (expiration date:
                                     art production of party products and                              December 31, 2014)
                                     decorations

Harriman, New York                Manufacture of paper napkins                 75,000 square feet   Leased (expiration date:
                                                                                                       March 31, 2011)

Narragansett, Rhode Island        Manufacture and distribution of plastic      48,455 square feet   Leased (expiration date:
                                     plates, cups and bowls                                            April 26, 2006)

Newburgh, New York                Manufacture of paper napkins and cups        53,000 square feet   Leased (expiration date:
                                                                                                       May 31, 2008)

Louisville, Kentucky              Manufacture and distribution of paper       189,000 square feet   Leased (expiration date:
                                     plates                                                            March 31, 2010)

Eden Prairie, Minnesota           Manufacture and distribution of balloons    115,600 square feet   Owned
                                     and accessories

Tijuana, Mexico                   Manufacture and distribution of party        75,000 square feet   Leased (expiration dates:
                                     products                                                          May 16, 2007 and
                                                                                                       May 31, 2009)

Chester, New York (1) (2)         Distribution of decorative party and gift   544,000 square feet   Owned
                                     products

Chester, New York (2)             Distribution of decorative party products   287,000 square feet   Owned

Milton Keynes, Buckinghamshire,   Distribution of party products throughout   110,000 square feet   Leased (expiration date:
   England                           the United Kingdom and Europe                                     June 30, 2017)

Edina, Minnesota                  Distribution of balloons and accessories    122,312 square feet   Leased (expiration date:
                                                                                                       December 31, 2010)

(1) Property is subject to a lien mortgage note in the original principal amount of $10.0 million with the New York State Job Development Authority. The lien mortgage note bears interest at a rate of 3.31%, subject to change under certain conditions. The mortgage note is for a term of 96 months and requires monthly payments based on a 180-month amortization period with a balloon payment upon maturity in January 2010. At December 31, 2005, the principal amount outstanding under the lien mortgage note is approximately $7.9 million.

(2) We plan to expand our 544,000 square foot Chester distribution facility by approximately 350,000 square feet in 2006, at an estimated cost of $15.0 million. A substantial portion of the cost is expected to be provided by the net proceeds from the anticipated sale of our 287,000 square foot, less technologically sophisticated Chester distribution facility.

     In addition to the facilities listed above, we maintain smaller distribution facilities in Australia, Canada and Mexico. We also maintain sales offices in Australia, Canada, Hong Kong and Japan and showrooms in New York, California, Georgia, Texas, Canada and Hong Kong.

     We lease Party City's 106,000 square feet corporate headquarters, located in Rockaway, New Jersey. The initial term expires in 2017, with two five-year renewal options. The lease contains escalation clauses and obligations for reimbursement of common area maintenance and real estate taxes.

     As of December 31, 2005, there were 248 company-owned Party City stores open in the United States. We leased the property for all of our company-owned stores. Our stores range in size from 6,750 to 19,800 square feet, with a typical store size between 10,000 and 12,000 square feet. We do not believe that any individual store property is material to our financial condition or results of operation. Of the leases for the company-owned stores, 13 expire in 2006, 48 expire in 2007, 62 expire in 2008, 50 expire in 2009 and the balance expire in 2010 or thereafter. We have options to extend most of these leases for a minimum of five years.

     The following table shows the change in Party City's network of stores for each of the years in the three-year period ended December 31, 2005.

                                              2005   2004   2003
                                              ----   ----   ----
Company-owned:
   Stores open at beginning of year .......   248    247    239
      Stores opened .......................     2      4     11
      Stores closed .......................    (2)    (3)    (3)
                                              ---    ---    ---
      Stores open at end of year ..........   248    248    247
Franchise:
   Stores open at beginning of year .......   259    254    240
      Stores opened .......................    11      8     14
      Stores closed .......................   (16)    (3)    --
                                              ---    ---    ---
      Stores open at end of year ..........   254    259    254
                                              ---    ---    ---
Total company-owned and franchise stores ..   502    507    501
                                              ===    ===    ===

     As of December 31, 2005, Company and franchise-owned Party City stores were located in the following states and Puerto Rico:

      STATE         COMPANY-OWNED   FRANCHISE   CHAIN-WIDE
      -----         -------------   ---------   ----------
Alabama..........         --             8            8
Arizona..........         --             9            9
Arkansas.........         --             3            3
California.......         52            13           65
Colorado.........          5            --            5
Connecticut......          4             3            7
Delaware.........         --             1            1
Florida..........         13            39           52
Georgia..........         --            27           27
Hawaii...........         --             1            1
Illinois.........         22            --           22
Indiana..........          5            --            5
Kansas...........         --             4            4
Kentucky.........          1            --            1
Louisiana........          3             8           11

      STATE         COMPANY-OWNED   FRANCHISE   CHAIN-WIDE
      -----         -------------   ---------   ----------
Maryland.........          3            10           13
Massachusetts....          5            --            5
Michigan.........         10            --           10
Minnesota........          5            --            5
Mississippi......         --             3            3
Missouri.........          4             1            5
Nevada...........          5            --            5
New Jersey.......          9            22           31
New Mexico.......         --             3            3
New York.........         32            17           49
North Carolina...         --            18           18
Ohio.............         10            --           10
Oregon...........         --             4            4
Pennsylvania.....          9            16           25
Rhode Island.....         --             2            2
South Carolina...         --             6            6
Tennessee........          1             9           10
Texas............         27            11           38
Utah.............          2            --            2
Virginia.........          6             9           15
Washington.......         14             2           16
Wisconsin........          1            --            1
Puerto Rico......         --             5            5
                         ---           ---          ---
   Total.........        248           254          502
                         ===           ===          ===

     In 2005, Party City began evaluating a program of temporary Halloween stores operating under the Halloween Costume Warehouse name. Under the program, we will operate temporary stores under short-term leases with terms of approximately four months, to cover the early September through early November Halloween season.

     We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We believe our existing manufacturing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. To the extent such capacity is not needed for the manufacture of our products, we generally use such capacity for the manufacture of products for others pursuant to terminable agreements. All manufacturing and distribution facilities generally are used on a basis of two shifts per day. We also believe that upon the expiration of our current leases, we will be able either to secure renewal terms or to enter into leases for alternative locations at market terms.

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

     As of the close of business on March 29, 2006, there were 63 holders of record of the Company's common stock.

DIVIDENDS

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

ISSUER PURCHASES OF EQUITY SECURITIES

     Under the terms of our stockholders' agreement, we have an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders can require us to purchase all of the shares held by them. The purchase price as prescribed in the stockholders' agreements is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. During the year ended December 31, 2005, we purchased and retired 10.4 shares of redeemable Common Stock held by a former employee at the share's estimated fair value of $10,000 per share.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2005, concerning our equity compensation plans (1);

                                                                                                               (c)
                                               (a)                                                NUMBER OF SECURITIES REMAINING
                                    NUMBER OF SECURITIES TO BE                 (b)                AVAILABLE FOR FUTURE ISSUANCE
                                     ISSUED UPON EXERCISE OF        WEIGHTED-AVERAGE EXERCISE    UNDER EQUITY COMPENSATION PLANS
                                  OUTSTANDING OPTIONS, WARRANTS       PRICE OF OUTSTANDING       (EXCLUDING SECURITIES REFLECTED
                                           AND RIGHTS             OPTIONS, WARRANTS AND RIGHTS            IN COLUMN (A))
                                  -----------------------------   ----------------------------   -------------------------------
Equity compensation plans
   approved by security holders             1,580.182                        $9,534                          276.228
Equity compensation plans not
   approved by security holders                    --                            --                               --
                                            ---------                        ------                          -------
   Total                                    1,580.182                        $9,534                          276.228
                                            =========                        ======                          =======

(1) See Note 15 to our consolidated financial statements included herein for a description of our equity compensation plan.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below under the captions "Statement of Operations Data," and "Balance Sheet Data" as of and for the year and the eight months ended December 31, 2005 and 2004, respectively, and for the four months ended April 30, 2004 and as of and for each of the years in the three-year period ended December 31, 2003 (Predecessor), are derived from the consolidated financial statements of the Company. The consolidated financial statements as of and for the year and eight months ended December 31, 2005 and 2004, respectively, and for the four months ended April 30, 2004 and the year ended December 31, 2003, (Predecessor), are included in this report under Item 8, "Financial Statements and Supplementary Data." The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                             (DOLLARS IN THOUSANDS)

                                                       YEAR      EIGHT MONTHS  FOUR MONTHS
                                                       ENDED         ENDED        ENDED        YEARS ENDED DECEMBER 31,
                                                   DECEMBER 31,  DECEMBER 31,   APRIL 30,   ------------------------------
                                                     2005 (1)        2004          2004       2003       2002       2001
                                                   ------------  ------------  -----------  --------   --------   --------
                                                                                           (PREDECESSOR)
STATEMENT OF OPERATIONS DATA:
   Revenues:
      Net sales .................................    $417,226      $265,556      $133,660   $402,816   $385,603   $345,183
      Royalties and franchise fees ..............         509            --            --         --         --         --
                                                     --------      --------      --------   --------   --------   --------
   Total revenues ...............................     417,735       265,556       133,660    402,816    385,603    345,183
   Expenses:
      Cost of sales .............................     281,632       178,210        88,247    269,125    252,980    225,036
      Selling expenses ..........................      36,181        23,529        12,430     36,515     34,619     31,414
      Retail operating expenses .................       1,824            --            --         --         --         --
      Franchise expenses ........................         779            --            --         --         --         --
      General and administrative expenses .......      36,026        22,718        10,874     34,513     35,064     37,075
      Art and development costs .................       8,941         6,713         3,332      9,395     10,301      8,772
      Non-recurring expenses and restructuring
         charges (2) (3) (4) ....................       3,988            --        11,757      1,007      3,924         --
                                                     --------      --------      --------   --------   --------   --------
   Income from operations .......................      48,364        34,386         7,020     52,261     48,715     42,886
      Interest expense, net .....................      31,907        19,124         8,384     26,368     21,792     24,069
      Other (income) expense, net (5) ...........        (764)          882            31     (1,434)      (311)        24
                                                     --------      --------      --------   --------   --------   --------
   Income (loss) before income taxes and minority
      interests .................................      17,221        14,380        (1,395)    27,327     27,234     18,793
         Income tax expense (benefit) ...........       4,940         5,679          (551)    10,065     10,757      7,423
         Minority interests .....................          21           137            46         99         12         68
                                                     --------      --------      --------   --------   --------   --------
   Net income (loss) ............................      12,260         8,564          (890)    17,163     16,465     11,302
   Dividend on redeemable convertible preferred
      stock .....................................          --            --           136        399        376        270
                                                     --------      --------      --------   --------   --------   --------
   Net income (loss) applicable to common
      shares ....................................    $ 12,260      $  8,564      $ (1,026)  $ 16,764   $ 16,089   $ 11,032
                                                     ========      ========      ========   ========   ========   ========

OTHER FINANCIAL DATA:
   Capital expenditures, including assets under
      capital leases ............................    $ 17,051      $  7,910      $  3,757   $ 12,668   $ 17,765   $ 37,623
   Depreciation and amortization (6) ............      18,602         9,519         5,296     16,119     13,962     15,468
   Ratio of earnings to fixed charges (7) .......         1.5x          1.7x          0.9x       1.9x       2.0x       1.6x

                                                        AT DECEMBER 31,           AT DECEMBER 31,
                                                     --------------------  ----------------------------
                                                      2005 (1)     2004      2003      2002      2001
                                                     ----------  --------  --------  --------  --------
                                                                                   (PREDECESSOR)
BALANCE SHEET DATA:
   Working capital ................................  $  157,169  $126,372  $120,559  $119,256  $ 96,713
   Total assets (9)(10) ...........................   1,118,947   647,266   382,102   372,497   310,464
   Short-term obligations (8) .....................  $    2,643  $  4,832  $ 23,237  $  3,220  $  4,155
   Long-term obligations (9) (10) .................     561,567   384,993   272,272   295,420   278,443
                                                     ----------  --------  --------  --------  --------
   Total obligations ..............................  $  564,210  $389,825  $295,509  $298,640  $282,598
                                                     ==========  ========  ========  ========  ========
   Redeemable convertible preferred stock (11) ....  $       --  $     --  $  7,045  $  6,646  $  6,270
   Redeemable common securities (12) (13) .........       6,821     3,705     9,498    30,523    29,949
   Stockholders' equity (deficit) (9) (10) (12) ...     320,810   146,728    (8,619)  (46,283)  (77,305)

(1) Party City is included in the balance sheet data for December 31, 2005 and the statement of operations and other financial data from the date of the Party City Acquisition, December 23, 2005.

(2) In connection with the Party City Acquisition in December 2005 and the 2004 Transactions in April 2004, the Company recorded non-recurring expenses of $4.0 million and $11.8 million, respectively, which included $6.2 million of debt retirement costs in 2004 and the write-off of $4.0 million and $5.6 million of deferred financing costs associated with the repayment of debt in 2005 and 2004, respectively.

(3) During the fourth quarter of 2002, we amended and restated our credit facility with various lenders which resulted in a $1.5 million write-off of deferred financing costs associated with the facility. Additionally, during the fourth quarter of 2002, we decided not to pursue an initial public offering ("IPO") of shares of our Common Stock given valuations available in the equity markets at that time, which resulted in a $0.8 million write-off of costs associated with the offering. On March 12, 2003, we filed a Form RW with the Commission withdrawing our registration statement for the IPO.

(4) During 2003 and 2002, we incurred restructuring charges of $1.0 million and $1.7 million, respectively, resulting from the consolidation of certain domestic and foreign distribution operations, and during 2003, the integration of M&D Industries.

(5) During 2004 and 2003, we sold common stock of a customer received in connection with the customer's reorganization in bankruptcy, receiving net proceeds of approximately $0.07 million and $2.0 million and recognizing gains of approximately $0.05 million and $1.5 million, respectively.

(6) Depreciation and amortization for the year ended December 31, 2001 includes amortization of goodwill of $2.6 million.

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

(8) Short-term obligations consist primarily of borrowings under bank lines of credit and the current portion of long-term debt. At December 31, 2003, the current portion of long-term debt included $20.2 million of the Company's then existing term loan which was paid in March 2004 as required based on the Company's excess cash flows, as defined, for the year ended December 31, 2003.

(9) Cash paid to consummate the Party City Acquisition totaled $567.0 million. Financing for the acquisition, including the repayment of borrowings under the Company's 2004 Senior Secured Credit Facility, was provided by: (i) the $166.4 million Equity Investment in the Company's parent, AAH, (ii) the $325 million First Term Loan (net of an original issue discount of $3.25 million), (iii) the $60 million Second Term Loan (net of an original issue discount of $1.5 million) and (iv) cash on-hand of $20.4 million. Party City's balance sheet at December 31, 2005, is based, in-part, on our preliminary estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed on the Party City Acquisition Date. Independent valuation specialists are currently conducting a valuation of the net assets acquired as of the Party City Acquisition Date to assist management with the final determination of fair value.

(10) Cash paid to consummate the 2004 Transactions in April 2004 totaled $530.0 million and was financed with initial borrowings (before deducting deferred financing costs of $13.1 million) consisting of a $205.0 million term loan under a new senior secured credit facility, the proceeds from the issuance of $175.0 million of 8.75% senior subordinated notes due 2014, an equity contribution by the Principal Investors and employee stockholders of $140.5 million, borrowings under the revolver of $23.6 million and available cash on hand.

(11) On March 30, 2001, the Board of Directors authorized 500 shares of our preferred stock, $0.10 par value, and designated 100 shares as Series A Redeemable Convertible Preferred Stock. Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP, for proceeds of $6.0 million. Dividends were cumulative and payable annually, at 6% per annum. On March 30, 2003 and 2002, the annual dividend was distributed in additional shares of Series A Redeemable Convertible Preferred Stock. As of December 31, 2003, accrued dividends aggregated $0.3 million, and were included in redeemable convertible preferred stock on the Predecessor's consolidated balance sheet. At December 31, 2003, 44.94 shares of our Series A Redeemable Convertible Preferred Stock were issued and outstanding. Each share of Series A Redeemable Convertible Preferred Stock was convertible at the option of the holder at any time into shares of Common Stock, $0.10 par value, at a conversion rate of 1.0 share of Common Stock for each share of Series A Redeemable Convertible Preferred Stock, subject to adjustment under certain conditions. Upon completion of the 2004 Transactions, no shares of the Series A Redeemable Convertible Preferred Stock were outstanding.

(12) Under the terms of Amscan's amended and restated stockholders' agreement, dated February 20, 2002 and the AAH stockholders' agreement effective April 30, 2004, we have an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, including death and disability, former employee stockholders can require us to purchase all of the shares held by them. The purchase price as prescribed in the stockholders' agreements is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by us to all employee stockholders based on fully paid and vested shares is classified as redeemable common securities.

(13) In connection with the 2004 Transactions, our Chief Executive Officer and President exchanged 5.4945 and 2.7472 of their shares of Company Common Stock for 100 and 50 shares of AAH Common Stock with an equivalent value of $1.0 million and $0.5 million, respectively. In addition, our Chief Executive Officer and President exchanged their 5.607 and 2.804 vested options to purchase shares of Company Common Stock, which had intrinsic values of $0.6 million and $0.3 million, respectively, for vested options to purchase 65.455 and 32.727 shares of AAH Common Stock under the new equity incentive plan with intrinsic values of $0.5 million and $0.2 million and estimated fair values of $0.6 million and $0.3 million, respectively. The fair value of the AAH options was included in the equity contribution related to the 2004 Transactions; however, as the AAH options are options to purchase redeemable common stock, their estimated redemption value is classified as redeemable common securities on the consolidated balance sheet.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The party goods industry continues to experience changes in both distribution channels and product offerings. Following the consolidation in the party superstore distribution channel, which began in 1997 and appears to have ended in 2003, the party superstore distribution channel has been stable for the past two years. With the continued success of the party superstore distribution channel, party goods manufacturers, distributors and retailers have broadened their product offerings to support the celebration of a greater number of occasions. Our growth and the growth of the entire industry have been directly affected by these changes.

     To achieve further sales growth and expansion, our sales efforts are also focused on card and gift and other independent retailers as well as the further penetration of key European hypermarket and supermarket accounts. We have expanded our gift lines, which encompass home, baby and wedding products for general gift giving or self-purchase, principally for the card and gift distribution channels. To deepen our retail penetration at key European hypermarket and supermarket accounts, we have strengthened our international management infrastructure and will focus on broadening our distribution network, increasing accessorization and customization of our products to local tastes and holidays.

     Our wholesale revenues are generated from the sales of approximately 35,000 SKU's consisting of party goods for all occasions, including paper and plastic tableware, accessories and novelties, metallic balloons, stationery and gift items. Tableware (plates, cups, cutlery, napkins and tablecovers) is our core product category, with coordinating accessories (e.g., balloons, banners, gifts and stationery) and novelties (e.g., party favors) being offered to complement these tableware products. As a metallic balloon manufacturer, we have a strong presence in grocery, gifts and floral distribution channels, and have leveraged our strong presence to bring additional party goods to these markets. With the Party City Acquisition, we became the operator of 248 retail party superstores within the continental United States and the franchisor of individual store and franchise areas throughout the United States and Puerto Rico. At December 31, 2005, our network included 254 franchise stores. Our retail operations generate revenue primarily through the sale of more than 15,000 Amscan, private label and other brand SKU's through our company-owned stores and through the imposition of an initial one-time franchise fee and ongoing royalty payments based on retail sales.

RESULTS OF OPERATIONS

     The results of operations for the year ended December 31, 2005 include the results of Party City's operations for the eight-day period following its acquisition on December 23, 2005. However, for purposes of management's discussion and analysis of financial condition and results of operations, financial information has not been broken out by segments. In addition, for the purpose of management's discussion and analysis of financial condition and results of operations, financial information for the Predecessor (periods prior to May 1, 2004) and the Successor (the period subsequent to April 30, 2004) have been combined to compare yearly information and therefore the term "Company" refers to Amscan Holdings, Inc. and its subsidiaries for all periods presented. This presentation is not in accordance with generally accepted accounting principles.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

PERCENTAGE OF TOTAL REVENUES

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                            -------------
                                                             2005    2004
                                                            -----   -----
Total revenues:
   Net sales ............................................    99.9%  100.0%
   Royalties and franchise fees .........................     0.1      --
                                                            -----   -----
      Total revenues ....................................   100.0   100.0
Total expenses:
   Cost of sales ........................................    67.4    66.7
   Selling expenses .....................................     8.7     9.0
   Retail operating expenses ............................     0.4      --
   Franchise expenses ...................................     0.2      --
   General and administrative expenses ..................     8.6     8.4
   Art and development costs ............................     2.1     2.5
   Non-recurring expenses ...............................     1.0     3.0
                                                            -----   -----
      Total expenses ....................................    88.4    89.6
                                                            -----   -----
         Income from operations .........................    11.6    10.4
Interest expense, net ...................................     7.6     6.9
Other (income) expense, net .............................    (0.1)    0.2
                                                            -----   -----
   Income before income taxes and minority interest .....     4.1     3.3
Income tax expense ......................................     1.2     1.3
Minority interest .......................................      --      --
                                                            -----   -----
         Net income .....................................     2.9%    2.0%
                                                            =====   =====

     TOTAL REVENUES. Total revenues for the year ended December 31, 2005 consists of net sales of $417.2 million and franchise related revenues of $0.5 million. Net sales for the year ended December 31, 2005 consisted of $405.4 million of net sales, at wholesale, and $11.8 million of retail sales occurring during the eight-day period following the Party City Acquisition Date. Net sales, at wholesale, also reflect the elimination of intercompany sales to Party City of $1.7 million during the eight-day period. Before the elimination of intercompany sales, net sales, at wholesale, were $8.0 million or 2.0% higher than for the year ended December 31, 2004. Net sales for the year ended December 31, 2005 include a $2.3 million decrease in sales to Party City, prior to its acquisition, principally due to a reduction in sales of private label product manufactured by the Company. Net sales for the year ended December 31, 2004 were adversely affected by a general softness in retail markets, the rationalization of inventories by certain national superstore chains including Party City, and inventory shortages on certain products as a result of a production disruption at one of our foreign vendors. Net sales of metallic balloons totaled $79.3 million, or 2.0% higher than in 2004, with the increase partially attributable to the introduction of a newly licensed musical balloon line. International sales totaled $60.4 million, or 8.8% higher than in 2004 (including the effects of foreign exchange fluctuations).

     GROSS PROFIT. Gross profit margin for the year ended December 31, 2005 was 32.5% or 80 basis points lower than in 2004. The decrease in gross profit margin principally reflects changes in product sales mix across the Company's many product lines. The impact of higher raw material and freight costs was substantially offset by price increases instituted during the second half of 2005 and increased leveraging of distribution costs.

     OPERATING EXPENSES. Selling expenses of $36.2 million for the year ended December 31, 2005 were comparable to selling expenses for the year ended December 31, 2004. As a percent of net sales, selling expenses were 8.7% for the year ended December 31, 2005, as compared to 9.0% in 2004, principally due to a reduction in our sales force and the higher level of net sales.

     Retail operating and franchise expenses of $1.8 million and $0.8 million, respectively, for the year ended December 31, 2005 represent the expenses of Party City for the eight-day period following its acquisition on December 23. 2005.

     General and administrative expenses of $36.0 million for the year ended December 31, 2005 were $2.4 million higher than in 2004. General and administrative expense for 2005 includes Party City expenses for the eight days following the acquisition, increased depreciation and amortization expense as a result of the final purchase accounting for the 2004 Transactions and higher compensation and professional and management fees. These increases were partially offset by a lower provision for doubtful accounts. General and administrative expenses increased, as a percentage of total revenues, to 8.6% in 2005 from 8.4% in 2004.

     Art and development costs of $8.9 million for the year ended December 31, 2005 were $1.1 million lower than in 2004, reflecting reduced development of custom product lines. As a percentage of total revenue, art and development costs were 2.1% for the year ended December 31, 2005 or 40 basis points lower than in 2004.

     In connection with the Party City Acquisition in December 2005 and the 2004 Transactions in April 2004, the Company recorded non-recurring expenses of $4.0 million and $11.8 million, respectively, which included the write-off of $4.0 million and $5.6 million of deferred financing costs in 2005 and 2004, respectively, and other debt retirement costs of $6.2 million in 2004.

     INTEREST EXPENSE, NET. Interest expense of $31.9 million for the year ended December 31, 2005 was $4.4 million higher than for the year ended December 31, 2004, due to the impact of higher variable interest rates and higher average borrowings following the Party City acquisition in December 2005 and the 2004 Transactions in April 2004.

     OTHER (INCOME) EXPENSE, NET. Other income of $0.8 million for the year ended December 31, 2005 consisted of gains on the change in the fair value of foreign exchange contracts of $1.2 million and other income items of $0.6 million, offset by undistributed loss in unconsolidated joint venture of $1.0 million. For the year ended December 31, 2004, other expense of $0.9 million consisted of undistributed loss in unconsolidated joint venture of $1.2 million offset by other income items of $0.3 million. The undistributed loss in unconsolidated joint venture represents our share of the loss from our Mexican balloon distribution joint venture, including the elimination of intercompany profit in the joint venture's inventory at December 31, 2005 and 2004 .

     INCOME TAXES. Income taxes for the years ended December 31, 2005 and 2004 were based upon estimated consolidated effective income tax rates of 28.8% and 39.5%, respectively. The reduction in the effective income tax rate reflects a $1.4 million reduction in income tax expense and net deferred income tax liability as a result of a change in the estimated state income tax rate following a change in New York State tax law governing the apportionment of income in 2005, as well as the inclusion of additional tax items required in 2004.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

PERCENTAGE OF NET SALES

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                -------------
                                                                 2004    2003
                                                                -----   -----
Net sales ...................................................   100.0%  100.0%
Cost of sales ...............................................    66.7    66.8
                                                                -----   -----
   Gross profit .............................................    33.3    33.2
Operating expenses:
   Selling expenses .........................................     9.0     9.1
   General and administrative expenses ......................     8.4     8.5
   Art and development costs ................................     2.5     2.3
   Non-recurring expenses related to the 2004 Transactions ..     3.0      --
   Restructuring charges ....................................      --     0.3
                                                                -----   -----
      Total operating expenses ..............................    22.9    20.2
                                                                -----   -----
         Income from operations .............................    10.4    13.0
Interest expense, net .......................................     6.9     6.5
Other expense (income), net .................................     0.2    (0.3)
                                                                -----   -----
      Income before income taxes and minority interest ......     3.3     6.8
Income tax expense ..........................................     1.3     2.5
Minority interest ...........................................      --      --
                                                                -----   -----
         Net income .........................................     2.0%    4.3%
                                                                =====   =====

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

     GROSS PROFIT. Gross profit margin for the year ended December 31, 2004 was 33.3% and comparable to the gross profit margin for the year ended December 31, 2003. However, the gross profit margin for 2004 principally reflects higher inventory costs from the write-up of finished goods inventories as a result of purchase accounting for the 2004 Transactions, increased raw material costs and higher freight costs (including nonrecurring air freight incurred to expedite the replenishment of inventory shortages noted above). These increases in costs were offset by the full synergies arising from the completed integration of M&D Industries, Inc., our 2002 balloon business acquisition, and the elimination of redundant distribution costs incurred in 2003 arising from the transition from four to three east coast distribution facilities.

     OPERATING EXPENSES. Selling expenses of $36.0 million for the year ended December 31, 2004 were $0.6 million lower than for the year ended December 31, 2003 primarily as a result of a consolidation of sales territories. As a percentage of net sales, selling expenses were 9.0%, or 0.1% lower than in 2003.

     General and administrative expenses of $33.6 million for the year ended December 31, 2004 were $0.9 million lower than for the year ended December 31, 2003. The decrease in general and administrative expenses principally reflects the closure, in 2003, of certain international facilities and the contribution, in December 2003, of our metallic balloon distribution operations located in Mexico to a newly created joint venture. The joint venture distributes certain metallic balloons principally in Mexico and Latin America. In addition, the provision for doubtful accounts for the year ended December 31, 2004 was $0.6 lower than the year ended December 31, 2003. During the second quarter of 2003, a customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and, as a result, the Company charged $1.8 million to the provision for doubtful accounts during 2003. This customer accounted for approximately 2.1% of our net sales for 2003. These decreases in general and administrative expenses were partially offset by management fees paid to our Principal Investors in 2004.

     Art and development costs of $10.0 million for the year ended December 31, 2004 were $0.7 million higher as compared to 2003 principally due to increased development of custom product lines. As a percentage of net sales, art and development costs were 2.5% for the year ended December 31, 2004 or 0.2% higher than in 2003.

     In connection with the 2004 Transactions in April 2004, the Company recorded non-recurring expenses of $11.8 million comprised of $6.2 million of debt retirement costs and the write-off of $5.6 million of deferred financing costs associated with the repayment of debt.

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

     OTHER EXPENSE (INCOME), net. Other expense in 2004 consists of undistributed loss in unconsolidated joint venture partially offset by gains on sales of available-for-sale securities. Other income in 2003 consists of gains on sales of available-for-sale securities. Undistributed loss in unconsolidated joint venture represents our share of our Mexican balloon distribution joint venture's start-up losses, including the elimination of intercompany profit in the joint venture's inventory on hand at December 31, 2004. During 2004 and 2003, the Company sold common stock of a customer that it received in connection with the customer's reorganization in bankruptcy, receiving net proceeds of $0.07 million and $2.0 million and recognizing gains of $0.05 million and $1.5 million, respectively.

     INCOME TAXES. Income taxes for the years ended December 31, 2004 and 2003 were provided for at consolidated effective income tax rates of 39.5% and 36.8%, respectively. Our effective income tax rates exceed the federal statutory income tax rate primarily due to state income taxes, partially offset, for the year ended December 31, 2003, by the benefit of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE

     THE FIRST LIEN CREDIT AGREEMENT. Our First Lien Credit Agreement consists of (i) the $325 million First Term Loan and (ii) the $85 million First Term Revolver, which is available for working capital, general corporate purposes and the issuance of letters of credit. The First Term Loan was issued at a 1% discount, or $3.25 million, that is being amortized by the effective interest method over the term of the loan. The net proceeds of the First Term Loan and the Second Term Loan were used, together with the Equity Investment and cash on-hand, to (a) pay the purchase price of the Acquisition, (b) repay the outstanding balances under the Company's then existing term loan, (c) pay all other amounts payable as of the Party City Acquisition Date pursuant to the Party City Acquisition Agreement and (d) pay transaction costs. The First Term Loan Revolver was unused as of the Party City Acquisition Date and December 31, 2005, except for outstanding standby letters of credit totaling $13.6 million.

     The First Lien Credit Agreement provides for two interest rate options: (i) loans on which interest is payable quarterly at a Base Rate equal to the higher of (x) the Federal Funds rate plus 50 basis points or (y) the prime rate plus an applicable margin initially equal to 2.00% and subject to adjustment downward based on improvements in the Company's leverage ratio and (ii) loans on which interest accrues for one, two, three, six or, if generally available, nine or twelve month interest periods, at a rate of interest per annum equal to the reserve adjusted Eurodollar rate, plus an applicable margin initially equal to 3.00% per annum, subject to downward adjustment based on improvements in the leverage ratio. In addition to paying interest on outstanding principal under the First Term Loan and First Term Revolver, the Company is required to pay a commitment fee to the lenders under the First Term Loan Revolver based on the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The Company must also pay customary letter of credit fees.

     The Company is required to repay the First Term Loan in quarterly principal installment amounts of 0.25% of the funded total principal amount for the first six years and nine months, with the remaining principal balance payable on the seventh anniversary of the closing of the First Lien Credit Agreement. The First Term Loan Revolver expires on December 23, 2011. The obligations of the Company under the First Lien Credit Agreement are jointly and severally guaranteed by AAH and each wholly-owned domestic subsidiary of the Company. Each guarantor has secured its obligations under the guaranty by a first priority lien on substantially all of its assets.

     THE SECOND LIEN CREDIT AGREEMENT. The Second Lien Credit Agreement consists of the Second Term Loan of $60 million. The Second Term Loan was issued at a 2.5% discount, or $1.5 million, that is being amortized by the effective interest method over the term of the loan. The Second Lien Credit Agreement provides for two interest rate options: (i) loans on which interest is payable quarterly at a Base Rate equal to the higher of (x) the Federal Funds rate plus 50 basis points or (y) the prime rate plus an applicable margin equal to 4.00% and (ii) loans on which interest accrues for one, two, three, six or, if generally available, nine or twelve month interest periods at a rate of interest per annum equal to the reserve adjusted Eurodollar rate, plus an applicable margin initially equal to 5.00% per annum.

     The Second Lien Credit Agreement is not subject to any mandatory sinking fund payments and is payable on the seventh anniversary of the closing of the Second Lien Credit Facility. The obligations of the Company under the Second Lien Credit Agreement are jointly and severally guaranteed by AAH and each wholly-owned domestic subsidiary of the Company. Each guarantor has secured its obligations under the guaranty by a second priority lien on substantially all of its assets.

     Our Credit Agreements contain financial covenants and maintenance tests, including a minimum interest coverage test and a maximum total leverage test, and restrictive covenants, including restrictions on our ability to make capital expenditures or pay dividends. Borrowings under our Credit Agreements are secured by substantially all of our assets and the assets of some of our subsidiaries, and by a pledge of all of our domestic subsidiaries' capital stock and a portion of our wholly owned foreign subsidiaries' capital stock.

     In connection with the Party City Acquisition on December 23, 2005 and the 2004 Transactions on April 30, 2004, the Company repaid term loans of $202.4 million and $147.7 million outstanding under the then existing senior secured credit facilities, respectively, and all commitments under these facilities were terminated.

     At December 31, 2005, we have a $0.4 million Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate plus 0.6% and expires in April 2006, a 1.0 million British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on May 31, 2006, and a $1.0 million revolving credit facility which bears interest at LIBOR plus 1.0% and expires on December 31, 2006. No borrowings were outstanding under these revolving credit facilities at December 31, 2005. We expect to renew these revolving credit facilities upon expiration.

     Long-term borrowings at December 31, 2005 include a mortgage note with the New York State Job Development Authority of $7.9 million which requires monthly payments based on a 180-month amortization period with a balloon payment upon maturity in January 2010. The mortgage note bears interest at the rate of 4.86%, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority's confidential internal protocols. The mortgage note is collateralized by a distribution facility located in Chester, New York.

     Our senior subordinated notes, totaling $175 million, were sold to their initial purchasers in the Note Offering. In connection with the Note Offering, the Company entered into a Registration Rights Agreement, which granted holders of the new notes certain exchange and registration rights. In August 2004, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 offering to exchange registered notes for the notes issued in connection with the Note Offering. The terms of the notes and the exchange notes are substantially identical. The exchange was completed in October 2004. The senior subordinated notes due 2014 bear interest at a rate of 8.75% per annum. Interest is payable semi-annually on May 1 and November 1 of each year.

     We have entered into various capital leases for machinery, equipment and automobiles with implicit interest rates ranging from 7.70% to 8.80% which extend to 2008.

     The Company has numerous non-cancelable operating leases for its retail stores sites as well as several leases for its offices, distribution and manufacturing facilities, showrooms and warehouse equipment. These leases expire on various dates through 2018 and generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance costs. Rent expense for the years ended December 31, 2005, 2004 and 2003 totaled $12.7 million, $11.4 million and $13.2 million, respectively. The minimum lease payments currently required under non-cancelable operating leases for the year ending December 31, 2006 approximates $57.4 million.

     As a result of the Party City Acquisition, in 2005 the Company breached the terms of an operating lease that requires future minimum lease payments of $3.5 million at December 31, 2005. The Company obtained a waiver for the breach and amended the terms of the lease.

     In connection with the 2004 Transactions, we executed a management agreement with our Principal Investors, Berkshire Partners LLC and Weston Presidio. Pursuant to the management agreement, Berkshire Partners LLC and Weston Presidio will be paid annual management fees of $0.8 million and $0.4 million, respectively. Although the indenture governing the 8.75% senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.

     Based on our current level of operations, we believe our cash flow from operations and available cash and available borrowings under our Credit Agreements will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Credit Agreements in an amount sufficient to enable us to repay our indebtedness, including the notes, or to fund our other liquidity needs.

     Cash Flow Data - Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

     Net cash provided by operating activities during the years ended December 31, 2005 and 2004, totaled $15.5 million and $34.2 million, respectively. Net cash flow provided by operating activities before changes in operating assets and liabilities for the years ended December 31, 2005 and 2004, was $39.9 million and $40.7 million, respectively. Changes in operating assets and liabilities for the year ended December 31, 2005 and 2004 resulted in the use of cash of $24.4 million and $6.5 million, respectively.

     Net cash used in investing activities during the year ended December 31, 2005 of $342.5 million consisted of our $325.6 million investment in Party City, net of acquired cash, and $17.1 million of additional investments in distribution and manufacturing equipment and other assets. During the year ended December 31, 2004, net cash used in investing activities of $540.7 million included payments of $530.0 million to consummate the 2004 Transactions on April 30, 2004 and $11.4 million of additional investments principally in distribution and manufacturing equipment, partially offset by proceeds from the sales of equipment and available-for-sale securities.

     During the year ended December 31, 2005, net cash provided by financing activities totaled $333.4 million. In connection with the Party City Acquisition, the Company received equity contributions from its Principal Investors, management and other investors totaling $166.4 million, incurred long term borrowings under its Credit Facilities of $372.8 million, net of deferred finance charges and original issue discounts of $12.2 million, and repaid then existing borrowings under the 2004 Senior Credit Facility of $202.4 million. The Company also received proceeds from the sale of shares of Commons Stock to its outside directors totaling $0.6 million and repurchased shares from a former employee for $0.1 million. In addition, during the year ended December 31, 2005, the Company made scheduled payments under the 2004 Senior Credit Facility and other long-term obligations of $3.9 million. During the year ended December 31, 2004, net cash provided by financing activities of $478.8 million included proceeds totaling $368.9 million from short-term borrowings under the revolver and debt issued in connection with the 2004 Transactions, net of deferred financing costs of $13.1 million. Net cash provided by financing activities for the year ended December 31, 2004, also included a cash contribution of $139.0 million in connection with the 2004 Transactions, partially offset by scheduled payments on other long-term obligations of $2.8 million, a required prepayment of the Predecessor's term loan of $20.2 million based on the Company's excess cash flows for the year ended December 31, 2003, and debt retirement costs totaling $6.2 million paid in connection with the 2004 Transactions..

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

     During the year ended December 31, 2004, net cash used in investing activities of $540.7 million included payments of $530.0 million to consummate the 2004 Transactions on April 30, 2004 and $11.4 million of additional investments principally in distribution and manufacturing equipment, partially offset by proceeds from the sales of equipment and available-for-sale securities. Net cash used in investing activities during the year ended December 31, 2003 of $10.3 million consisted of additional investments in distribution and manufacturing equipment and other assets partially offset by proceeds of $2.2 million received from both the disposal of equipment and the sale of a portion of our investment in the common stock of a customer received in connection with the customer's reorganization in bankruptcy.

     During the year ended December 31, 2004, net cash provided by financing activities of $478.8 million included proceeds totaling $368.9 million from short-term borrowings under the revolver and debt issued in connection with the 2004 Transactions, net of deferred financing costs of $13.1 million. Net cash provided by financing activities for the year ended December 31, 2004, also included a cash contribution of $139.0 million in connection with the 2004 Transactions, partially offset by scheduled payments on other long-term obligations of $2.8 million, a required prepayment of the Predecessor's term loan of $20.2 million based on the Company's excess cash flows for the year ended December 31, 2003 and debt retirement costs totaling $6.2 million paid in connection with the 2004 Transactions. During the year ended December 31, 2003, net cash used in financing activities of $4.2 million consisted of the scheduled payments on the term loan and other long-term obligations and the purchase of Common Stock from both our Chief Executive Officer and President, partially offset by proceeds from the exercise of stock options and the repayment of the notes receivable by both the Chief Executive Officer and President.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

     Our contractual obligations at December 31, 2005 are summarized by the year in which the payments are due in the following table (dollars in thousands):

                                               TOTAL      2006      2007      2008      2009      2010    THEREAFTER
                                             --------   -------   -------   -------   -------   -------   ----------
Long-term debt obligations (a) ...........   $563,183   $ 2,249   $ 3,098   $ 3,137   $ 3,180   $ 8,157    $543,362
Capital lease obligations (a) ............      1,027       394       576        57        --        --          --
Operating lease obligations (b) ..........    264,055    57,404    53,528    40,162    28,852    22,274      61,835
Merchandise purchase commitments..........     10,800    10,800        --        --        --        --          --
Minimum product royalty obligations (b) ..     13,420     2,386     3,251     2,186     1,460     1,137       3,000
                                             --------   -------   -------   -------   -------   -------    --------
   Total contractual obligations .........   $852,485   $73,233   $60,453   $45,542   $33,492   $31,568    $608,197
                                             ========   =======   =======   =======   =======   =======    ========

(a) See Note 8 to our Consolidated Financial Statements which are included in this report beginning on page F-2.

(b) We are also an assignor, with continuing lease liability, for 22 stores we have sold to franchisees, that expire through 2011. These assigned lease obligations continue until the applicable leases expire. The maximum amount of the assigned lease obligations may vary, but is limited to the sum of the total amount due under the lease. At December 31, 2005, the maximum amount of the assigned lease obligations was approximately $9.2 million, which is not included in the table above.

     The operating leases included in the above table also do not include contingent rent based upon sales volume (which represented less than 1% of Party City's minimum lease obligations in Fiscal 2005), or other variable costs such as maintenance, insurance and taxes.. See Note 17 to our Consolidated Financial Statements which are included in this report beginning on page F-2.

     At December 31, 2005 there were no non-cancelable purchase orders related to capital expenditures.

     At December 31, 2005, there were no borrowings under our First Term Loan Revolver. Standby letters of credit totaling $13.6 million were outstanding at December 31, 2005. See Note 8 to our Consolidated Financial Statements which are included in this report beginning on page F-2.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

EFFECTS OF INFLATION

     Inflation has not had a material impact on our operations during the past three years.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the consolidated financial statements included herein.

     We believe our application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are constantly reevaluated and adjustments are made when facts and circumstances dictate a change. Historically, we have found the application of accounting policies to be reasonable, and actual results generally do not differ materially from those determined using necessary estimates.

Revenue Recognition

     Our terms of sale to retailers and other distributors are principally F.O.B. shipping point and, accordingly, title and the risks and rewards of ownership are transferred to the customer, and revenue is recognized, when goods are shipped. We estimate reductions to revenues for volume-based rebate programs at the time sales are recognized. Should customers earn rebates higher than estimated by us, additional reductions to revenues may be required.

     Revenue from retail operations is recognized at the point of sale. We estimate future retail sales returns and, when material, record a provision in the period that the related sales are recorded based on historical information. Should actual returns differ from our estimates, we would be required to revise estimated sales returns.

Store Closure Costs

     We record estimated store closure costs, estimated lease commitment costs net of estimated sublease income and other miscellaneous store closing costs when the liability is incurred. Such estimates, including sublease income, may be subject to change.

Product Royalty Agreements

     Commitments for minimum payments under product royalty agreements, a portion of which may be paid in advance, are charged to expense ratably, based on our estimate of total sales of related products. If all or a portion of the minimum guarantee subsequently appears not to be recoverable, the unrecoverable portion is charged to expense at that time.

Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers and franchisees to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including consideration of our history of receivable write-offs, the level of past due accounts and the economic status of our customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

     We estimate retail inventory shortage, for the period from the last inventory date to the end of the reporting period, on a store-by-store basis. Our inventory shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage.

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

     In the evaluation of the fair value and future benefits of finite long-lived assets attached to retail stores, we perform our cash flow analysis on a by-store basis. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates.

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

     In connection with the Party City Acquisition, the purchase price has been allocated based upon preliminary estimates of the fair value of net assets acquired at the Party City Acquisition Date. The final allocations will be based on independent valuations that have not yet been completed and will be subject to change when the valuations are completed, which is expected to be during the second quarter of 2006. The Company does not expect the final allocation to be significantly different from the preliminary estimates currently reflected in the consolidated financial statements

Insurance accruals

     Our consolidated balance sheet at December 31, 2005, includes significant liabilities with respect to Party City's self-insured workers' compensation and general liability claims. We estimated the required liability of such claims utilizing an actuarial method based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). Adjustments to earnings resulting from changes in historical loss trends have been insignificant. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings.

Income Taxes

     Temporary differences arising from differing treatment of income and expense items for tax and financial reporting purposes result in deferred tax assets and liabilities that are recorded on the balance sheet. These balances, as well as income tax expense, are determined through management's estimations, interpretation of tax law for multiple jurisdictions and tax planning. If our actual results differ from estimated results due to changes in tax laws, new store locations or tax planning, our effective tax rate and tax balances could be affected. As such these estimates may require adjustment in the future as additional facts become known or as circumstances change.

     The Company's income tax returns are periodically audited by the Internal Revenue Service and by various state and local jurisdictions. The Company reserves for tax contingencies when it is probable that a liability has been incurred and the contingent amount is reasonably estimable. These reserves are based upon the Company's best estimation of the potential exposures associated with the timing and amount of deductions as well as various tax filing positions.

LEGAL PROCEEDINGS

     We are a party to certain claims and litigation in the ordinary course of business. We do not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon our financial condition or future results of operations.

INCOME TAXES

     For information regarding income tax matters, see Note 16 of the Notes to Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2004, Financial Accounting Standards Board ( "FASB ") issued Statement of Financial Accounting Standards ("SFAS") No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29 ", which eliminates certain narrow differences between APB 29 and international accounting standards. SFAS No. 153 is effective for fiscal periods beginning on or after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company's consolidated financial statements.

     In March 2005, the SEC issued Staff Accounting Bulletin ( "SAB ") No. 107 "Share-Based Payment ". SAB No. 107 expresses views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements.

     In March 2005, the FASB issued SFAS Interpretation Number 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations". FIN 47 provides clarification regarding the meaning of the term "conditional asset retirement obligation" as used in FASB 143, "Accounting for Asset Retirement Obligations". This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company's consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company's consolidated financial statements.

     In June 2005, the Emerging Issues Task Force ("EITF") reached consensus on EITF 05-6, "Determining the Amortization Period for Leasehold Improvements". Under EITF 05-6, leasehold improvements placed in service significantly after and not contemplated at or near the beginning of the lease term, should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the consolidated financial statements.

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

QUARTERLY RESULTS (UNAUDITED)

     Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines and wholesale customer base and increased promotional activities, the impact of seasonality on the quarterly results of our wholesale operations in recent years has been limited. Promotional activities, including special dating terms, particularly with respect to Halloween and Christmas products sold to retailers and other distributors in the third quarter, and the introduction of our new everyday products and designs during the fourth quarter result in higher accounts receivables and inventory balances and higher interest costs to support these balances. The retail operations of Party City are subject to substantial seasonal variations. Historically, Party City has realized a significant portion of its net sales, net income and cash flow in the fourth quarter of the year, principally due to the sales in October for the Halloween season and, to a lesser extent, due to sales for end of year holidays. However, operations of Party City are included in the Company's 2005 result of operations for only the eight-day period from the Party City Acquisition Date through December 31, 2005. The following table sets forth our historical revenues, gross profit, income (loss) from operations and net income (loss), by quarter, for 2005 and 2004.

                                                     FOR THE THREE MONTHS ENDED,
                                       ------------------------------------------------------
                                       MARCH 31,   JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                       ---------   --------      -------------   ------------
                                                       (DOLLARS IN THOUSANDS)
2005
Revenues:
   Net sales .......................    $100,376   $101,285         $105,582        $109,983 (a)
   Royalties and franchise fees ....          --         --               --             509 (a)
Gross profit .......................      33,575     32,523           36,022          33,474 (a)
Income from operations .............      13,951     11,602           16,487           6,324 (a)(b)(c)
Net income (loss) ..................       4,006      3,621            5,279            (646) (a)(b)(c)

2004
Revenues:
   Net sales .......................    $100,525   $ 96,316         $ 97,834        $104,541
   Royalties and franchise fees ....          --         --               --              --
Gross profit .......................      34,444     30,726           31,744          35,845
Income (loss) from operations ......      14,580     (1,298)(d)       12,270          15,854
Net income (loss) ..................       4,939     (5,127)(d)        2,815           5,047

(a) The results of operations for the fourth quarter of 2005 include the results of Party City for the eight-day period from the Party City Acquisition date through December 31, 2005.

(b) In connection with the Party City Acquisition, we recorded non-recurring expenses of $4.0 million due to the


(c) The results of operations for the fourth quarter of 2005 include an adjustment to increase depreciation and amortization expense by $1,932, representing the difference between the actual depreciation and amortization expense following the completion of purchase accounting for the 2004 Transactions in the second quarter of 2005 and the amounts previously recorded.

     write-off of deferred financing costs associated with the repayment of debt.

(d) In connection with the 2004 Transactions in April 2004, we recorded non-recurring expenses of $11.8 million comprised of $6.2 million of debt retirement costs and the write-off of $5.6 million of deferred financing costs associated with the repayment of debt.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we utilize interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the years ended December 31, 2005, 2004 and 2003, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes would have decreased, by $4.3 million, $3.3 million and $2.1 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we (1) may not be able to achieve hedge effectiveness to qualify for hedge-accounting treatment and, therefore, would record any gain or loss on the fair value of the derivative in other income (expense) and (2) may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $4.0 million, $3.7 million and $3.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the consolidated financial statements and supplementary data listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005. There were no material changes to the Company's internal controls over financial reporting during the fourth quarter of 2005.

ITEM 9B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and positions with the Company of the persons who are serving as directors and executive officers of the Company at March 29, 2006.

NAME                       AGE   POSITION
----                       ---   --------
Gerald C. Rittenberg ...    54   Chief Executive Officer and Director
James M. Harrison ......    54   President, Chief Operating Officer and Director
Michael A. Correale ....    48   Chief Financial Officer
Robert J. Small ........    39   Chairman of the Board of Directors
Michael F. Cronin ......    52   Director
Jordan A. Kahn .........    64   Director
Kevin M. Hayes .........    37   Director
Richard K. Lubin .......    59   Director
John R. Ranelli ........    59   Director

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

     Robert J. Small became one of our directors upon the consummation of the 2004 Transactions. Mr. Small has been a Managing Director of Berkshire Partners LLC since January 2000.

     Michael F. Cronin became one of our directors upon the consummation of the 2004 Transactions. From 1991 to the present, Mr. Cronin has served as Managing Partner of Weston Presidio, a management company for several venture capital limited liability partnerships. Mr. Cronin also serves as a Director of Nebraska Books, Inc., Tekni-Plex, Inc., Tweeter Home Entertainment Group, Inc. and several privately held companies.

     Kevin M. Hayes became one of our directors upon the consummation of the 2004 Transactions. Mr. Hayes is a General Partner of Weston Presidio and has served in that position since 2000. From 1996 to 1999, he was a Principal at Weston Presidio. Mr. Hayes is also a director of Associated Materials Incorporated.

     Jordan A. Kahn became a director on January 20, 2005. Mr. Kahn was the founder and Chairman of the Board of Directors of The Holmes' Group and served as President and Chief Executive Officer since Holmes' organization in 1982. Since 1968, Mr. Kahn has also been President of Jordan Kahn Co., Inc. a manufacturer's representative representing small electric personal appliance manufacturers to retailers across the Northeast.

     Richard K. Lubin became one of our directors upon the consummation of the 2004 Transactions. Mr. Lubin is a Managing Director of Berkshire Partners LLC, which he co-founded in 1986. He has been a director of many of Berkshire Partners' manufacturing, retailing and transportation investments, and is a director of The Holmes' Group.

     John R. Ranelli became a director on January 20, 2005. Mr. Ranelli served as the Chairman of the Board and Chief Executive Officer of FGX, a brand leader in sunglasses and reading glasses. Mr. Ranelli has also served as a Director and the President and Chief Operating Officer of Deckers Outdoor Corporation and has held executive officer positions with The Stride Rite Corporation and Timberland.

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

     The Board of Directors has determined that Mr. Harrison has the requisite financial knowledge and experience and qualifies as an "audit committee financial expert" within the meaning of SEC regulations. Because of his role as an executive officer of the Company, Mr. Harrison is not "independent" within the meaning of SEC regulations.

Compensation Committee.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Because the Company's common stock is not registered under the Exchange Act, none of the Company's directors, officers or stockholders is obligated to file reports of beneficial ownership of Company common stock pursuant to Section 16 of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation earned for the past three years by the Company's Chief Executive Officer and all other executive officers of the Company as of December 31, 2005 whose aggregate salary and bonus for 2005 exceeded $100,000. The amounts shown include compensation for services in all capacities that were provided to the Company or its subsidiaries. Amounts shown were paid by the Company's principal subsidiary, Amscan Inc.

                                                             Long-Term Compensation
                                                            No. of Securities Under-       All Other
Name and Principal Position   Year    Salary    Bonus (a)     lying Options Granted    Compensation (b)
---------------------------   ----   --------   ---------   ------------------------   ----------------
Gerald C. Rittenberg          2005   $525,000    $500,000              456                  $6,011
   Chief Executive Officer    2004    500,000     330,000                                    9,139
                              2003    500,000     766,263               25                   7,694

James M. Harrison             2005   $472,500    $450,000              304                  $6,011
   President and Chief        2004    450,000     297,000                                    9,139
   Operating Officer          2003    450,000     689,058               25                   7,694

Michael A. Correale           2005   $208,000    $125,000               40                  $5,620
   Chief Financial Officer    2004    195,000      70,000                                    8,589
                              2003    193,269      75,000                4                   7,544

(a) Represents amounts earned with respect to the years indicated, whether paid or accrued.

(b) Represents contributions by the Company under a profit sharing and savings plan, as well as insurance premiums paid by the Company with respect to term life insurance for the benefit of the named executive officer.

OPTION GRANTS TABLE

     The following table sets forth information concerning options which were granted during 2005 to the executive officers named in the Summary Compensation Table.

                                                                                       POTENTIAL REALIZABLE
                                                                                         VALUE AT ASSUMED
                NUMBER OF       % OF                                                   ANNUAL RATES OF STOCK
               SECURITIES   TOTAL OPTIONS                                               PRICE APPRECIATION
               UNDERLYING    GRANTED TO                   MARKET                        FOR OPTION TERM (1)
                 OPTIONS    EMPLOYEES IN   EXERCISE  PRICE AT DATE OF    EXPIRATION   ----------------------
     NAME        GRANTED     FISCAL YEAR     PRICE       GRANT (2)          DATE          5%          10%
     ----      ----------  --------------  --------  ----------------  -------------  ----------  ----------
Gerald C.
   Rittenberg      456           31%        $10,000       $10,000      April 1, 2015  $2,868,000  $7,267,000
James M.
   Harrison        304           21%         10,000        10,000      April 1, 2015   1,912,000   4,845,000
Michael A.
   Correale         40           3%          10,000        10,000      April 1, 2015     252,000     637,000

(1)  Amounts rounded to the nearest thousand

(2) Assumes a fair market value of the Common Stock underlying the options of $10,000, based on the value of Company on the date of grant.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

No options were exercised during the year ended December 31, 2005

2005 YEAR END OPTION VALUES

                         Number of Securities        Value of Unexercised
                        Underlying Unexercised           In the Money
                                Options           Options at Fiscal Year End
                      --------------------------  --------------------------
Name                  Exercisable  Unexercisable  Exercisable  Unexercisable
----                  -----------  -------------  -----------  -------------
Gerald C. Rittenberg    156.655        364.8        $804,000      $730,000
James M. Harrison        93.527        243.2         433,000       486,000
Michael A. Correale         8.0           32          16,000        64,000

     The value of unexercised in the money options is based on the value of Company Common Stock of $12,000 per share at December 31, 2005. Amounts are rounded to the nearest thousand.

EMPLOYMENT ARRANGEMENTS

     Employment Agreement with Gerald C. Rittenberg. Gerald C. Rittenberg entered into an employment agreement with us, dated June 19, 2003, which is referred to as the Rittenberg Employment Agreement, pursuant to which Mr. Rittenberg will serve as our Chief Executive Officer through December 31, 2006. The term will be extended automatically for successive additional one-year periods, unless either we give Mr. Rittenberg, or Mr. Rittenberg gives us written notice of the intention not to extend the term. Such notices must be given no less than twelve months prior to the end of the term then in effect. During 2005, Mr. Rittenberg received an annual base salary of $525,000, which will increase by 5% annually for the term of the Rittenberg Employment Agreement. Mr. Rittenberg will be eligible for an annual bonus for each calendar year if certain operational and financial targets are attained as determined by both our compensation committee and board of directors in consultation with Mr. Rittenberg. A discretionary bonus may be awarded in the sole discretion of our board of directors. The Rittenberg Employment Agreement also provides for other customary benefits including incentive, savings and retirement plans, paid vacation, health care and life insurance plans and expense reimbursement.

     Under the Rittenberg Employment Agreement, if we terminate Mr. Rittenberg's employment other than for cause, death or disability, we would be obligated to pay Mr. Rittenberg a lump sum cash payment in an amount equal to the sum of (1) accrued unpaid salary, earned but unpaid bonus for any prior year, any deferred compensation and accrued but unpaid vacation pay, collectively referred to as Accrued Obligations, plus (2) severance pay equal to his annual base salary, provided, however, that in connection with a termination by us other than for cause or due to his death or disability, such severance pay will be equal to Mr. Rittenberg's annual base salary multiplied by the number of years we elect as the Restriction Period (as defined hereafter). Upon termination of Mr. Rittenberg's employment by us for cause, death or disability or if he terminates his employment, Mr. Rittenberg will be entitled to his unpaid Accrued Obligations. Additionally, upon termination of Mr. Rittenberg's employment during the current term or any additional term (1) by us other than for cause,
(2) by reason of his death or disability or (3) if the current term or any additional term is not renewed at its expiration (other than for cause), the Rittenberg Employment Agreement provides for payment of a prorated portion of the bonus to which Mr. Rittenberg would otherwise have been entitled.

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

     Employment Agreement with James M. Harrison. James M. Harrison entered into an employment agreement with us, dated June 19, 2003, which is referred to as the Harrison Employment Agreement, pursuant to which Mr. Harrison will serve as our President through December 31, 2006. During 2005, Mr. Harrison received an annual base salary of $472,500, which will increase by 5% annually during the term of the Harrison Employment Agreement. The Harrison Employment Agreement contains provisions for additional renewal terms, salary increases during additional terms, non-discretionary and discretionary bonus payments, severance, other benefits, definitions of cause and disability, and provisions for non-competition and non-solicitation similar to those in the Rittenberg Employment Agreement.

2004 EQUITY INCENTIVE PLAN

     Following the consummation of the 2004 Transactions, the Company adopted the AAH Holdings Corporation 2004 Equity Incentive Plan (the "Equity Incentive Plan") under which the Company may grant incentive awards in the form of options to purchase shares of Company Common Stock ("Company Stock Options") and shares of restricted and unrestricted Company Common Stock to certain directors, officers, employees and consultants ("Participants") of the Company and its affiliates. A committee of the Company's board of directors (the "Committee"), or the board itself in the absence of a Committee, is authorized to make grants and various other decisions under the Equity Incentive Plan. Unless otherwise determined by the Committee, any Participant granted an award under the Equity Incentive Plan must become a party to, and agree to be bound by, the Stockholders' Agreement.

     Company Stock Option awards under the Equity Incentive Plan reserved and available for grant total 1,856.4097 and may include incentive stock options, nonqualified stock options, or both types of Company Stock Options. Company Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Committee, have a term of ten years. Upon a Participant's death or when the Participant's employment with the Company or the applicable affiliate of the Company is terminated for any reason, such Participant's previously unvested Company Stock Options are forfeited and the Participant or his or her legal representative may, within 60 days (if termination of employment is for any reason other than death) or 90 days (in the case of the Participant's death), exercise any previously vested Company Stock Options and in the case of performance based Options, within 30 days following the date value is determined as specified by the Board in the Option agreement evidencing the grant of such Options.

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

COMPENSATION OF DIRECTORS

     During 2005, the Company did not compensate its directors other than for expense reimbursement. The Company has agreed to pay its independent directors an annual retainer fee of $20,000 and fees of $1,500 and $2,500 for regular and special meetings of the Board.

STOCK PERFORMANCE GRAPH

     The Company's Common Stock has not traded publicly during the past five years. For this reason a graph indicating the relative performance of the Company Common Stock price to other standard measures has not been included since it would provide no meaningful information.

COMPENSATION COMMITTEE POLICIES

     During 2005, the compensation of executive officers of the Company, with the exception of Mr. Correale, was paid pursuant to the terms of existing employment agreements. The compensation paid to Mr. Correale was based on competitive salaries observed within the labor market.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     To the knowledge of the Company, no relationship of the type described in
Item 402(j)(3) of Regulation S-K existed during 2005 with respect to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     As of December 31, 2005, the issued and outstanding capital stock of AAH consisted of 27,882.7265 shares of common stock, par value $.01 per share. The number of shares of AAH common stock outstanding used in calculating the percentage for each listed person includes the shares of AAH common stock underlying the options beneficially owned by that person that are exercisable within 60 days following December 31, 2005. The stockholders agreement of AAH governs the stockholders' exercise of their voting rights with respect to the election of directors and other material events. See "Certain Relationships and Related Transactions"

     The following table sets forth information with respect to the beneficial ownership of AAH common stock as of March 29, 2006 (i) by each person known by us to own beneficially more than 5% of such class of securities, (ii) by each director and named executive officer and (iii) by all directors and executive officers as a group. Unless otherwise noted, to our knowledge, each of such stockholders has sole voting and investment power as to the shares shown.

                                        SHARES OF COMPANY    PERCENTAGE
                                          COMMON STOCK        OF CLASS
NAME OF BENEFICIAL OWNER               BENEFICIALLY OWNED   OUTSTANDING
------------------------               ------------------   -----------
Berkshire Partners LLC (1) .........    18,081.1483            64.85%
Weston Presidio (2) ................     9,040.5743            32.42%
Michael A. Correale (3)++ ..........        19.7667                *
Michael F. Cronin (4)+ .............     9,040.5743            32.42%
James M. Harrison (5)+, ++ .........       201.8606                *
Kevin M. Hayes (4)+ ................     9,040.5743            32.42%
Jordan A. Kahn+ ....................        91.6667                *
Richard K. Lubin (6)+ ..............    18,081.1483            64.85%
John R. Ranelli+ ...................        12.0000                *
Gerald C. Rittenberg (7)+, ++ ......       381.6545             1.36%
Robert J. Small (6)+ ...............    18,081.1483            64.85%
All directors and executive officers
   as a group (9 persons) ..........    27,570.4893            98.88%

*    Less than 1%

+    Director

++   Named Executive Officer

(1) Consists of (i) 4,118.3209 shares of common stock owned by Berkshire Fund V, Limited Partnership, (ii) 13,371.3235 shares of common stock owned by Berkshire Fund VI, Limited Partnership, (iii) 31.4740 shares of common stock owned by Berkshire Investors III LLC and (iv) 560.0299 shares of common stock owned by Berkshire Investors LLC. The address of Berkshire Partners LLC is One Boston Place, Suite 3300, Boston, Massachusetts 02108.

(2) Consists of (i) 8899.6993 shares of common stock owned by Weston Presidio Capital IV, L.P. and (ii) 140.8750 shares of common stock owned by WPC Entrepreneur Fund II, L.P. The address of Weston Presidio is 200 Clarendon Street, 50th Floor, Boston, Massachusetts 02116.

(3) Includes 8.000 shares which could be acquired by Mr. Correale within 60 days upon exercise of options.

(4) Mr. Cronin is a Managing Partner of Weston Presidio and Mr. Hayes is a General Partner of Weston Presidio. Mr. Cronin and Mr. Hayes each disclaims beneficial ownership of the shares held by Weston Presidio, except to the extent of his pecuniary interest therein. Their addresses are 200 Clarendon Street, 50th Floor, Boston, Massachusetts 02116.

(5) Includes 93.5273 shares which could be acquired by Mr. Harrison within 60 days upon exercise of options.

(6) Mr. Lubin and Mr. Small are Managing Directors of Berkshire Partners LLC. Mr. Lubin and Mr. Small each disclaims beneficial ownership of the shares held by Berkshire Partners LLC, except to the extent of his pecuniary interest therein. Their addresses are One Boston Place, Suite 3300, Boston, Massachusetts 02108.

(7) Includes 156.6545 shares which could be acquired by Mr. Rittenberg within 60 days upon exercise of options.

STOCKHOLDERS AGREEMENT

     As of April 30, 2004, the Company entered into a stockholders' agreement with the Principal Investors, other investors and certain employees of the Company listed as parties thereto (the "Stockholders' Agreement"). The following discussion summarizes the terms of the Stockholders' Agreement which the Company believes are material to an investor in the debt or equity securities of the Company. The Stockholders' Agreement provides, among other things, for (i) the right of the non-principal investors to participate in, and the right of the Principal Investors to require the non-principal investors to participate in, certain sales of the Company's common stock by the Principal Investors, (ii) prior to an initial public offering of the stock of the Company (as defined in the Stockholders' Agreement), certain rights of the Company to purchase, and certain rights of the non-principal investors to require the Company to purchase (except in the case of termination of employment by such non-principal investors) all, but not less than all, of the shares of the Company's common stock owned by a non-principal investor upon the termination of employment or death of such non-principal investor, at prices determined in accordance with the Stockholders' Agreement and (iii) certain additional restrictions on the rights of the non-principal investors to transfer shares of the Company's common stock. The Stockholders' Agreement also contains certain provisions granting the Principal Investors and the non-principal investors certain rights in connection with registrations of the Company's common stock in certain offerings and provides for indemnification and certain other rights, restrictions and obligations in connection with such registrations.

     For information concerning our equity compensation plans, see "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the 2004 Transactions, the Company executed a management agreement with Berkshire Partners LLC and Weston Presidio. Pursuant to the management agreement, Berkshire Partners LLC and Weston Presidio will be paid annual management fees of $833,000 and $417,000, respectively. At December 31, 2005, accrued management fees payable to Berkshire Partners LLC and Weston Presidio totaled $139,000 and $69,000, respectively. Although the indenture governing the 8.75% senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     Fees for audit services totaled $1,370,000 and $1,130,000 for the years ended December 31, 2005 and 2004, respectively. These fees included the audit of the consolidated financial statements; reviews of financial statements included in the Company's Quarterly Reports on Form 10-Q; assistance with SEC filings, including comfort letters, consents and comment letters; and accounting consultations on matters addressed during the audit or interim reviews.

AUDIT-RELATED FEES

     Fees for audit-related services totaled $121,000 and $132,000 for the years ended December 31, 2005 and 2004, respectively. Such fees related to the audits of the Company's employee benefit plans; due diligence services; statutory audits incremental to the audit of the consolidated financial statements; and general assistance with implementation of the requirements of SEC rules pursuant to the Sarbanes-Oxley Act of 2002.

TAX FEES

     Fees for tax services, including tax compliance, tax advice and tax planning, totaled $30,250 and $44,000 for the years ended December 31, 2005 and 2004, respectively.

ALL OTHER FEES

     All other fees totaled $1,500 for each of the years ended December 31, 2005 and 2004, respectively, and related to a subscription to the Ernst & Young Global Accounting and Auditing Information Tool.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as part of this report:

          1.   and 2. Financial Statements and Schedule.

               See Index to Consolidated Financial Statements and Financial Statement Schedule which appears on page F-1 herein.

          3.   Exhibits

Exhibit
Number                                  Description
-------                                 -----------
2         Party City Acquisition Merger Agreement, dated as of September 26,
          2005 (incorporated by reference from the Company's Current report on
          Form 8-K filed September 27, 2005).

3(1)      Certificate of Incorporation of Amscan Holdings, Inc., dated October
          3, 1996, as amended to March 30, 2001 (incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 000-21827))

3(2)      Amended By-Laws of Amscan Holdings, Inc. (incorporated by reference to
          Exhibit 3.2 to the Registrant's Registration Statement on Form S-4
          (Registration No. 333-45457))

3(3)      Amended Articles of Incorporation of Anagram International, Inc.
          (incorporated by reference to Exhibit 3(1) to the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
          (Commission File No. 000-21827))

3(4)      By-Laws of Anagram International, Inc. (incorporated by reference to
          Exhibit 3(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

3(5)      Articles of Incorporation of Anagram International Holdings, Inc.
          (incorporated by reference to Exhibit 3(3) to the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
          (Commission File No. 000-21827))

3(6) By-Laws of Anagram International Holdings, Inc. (incorporated by reference to Exhibit 3(4) to the Registrant's Quarterly Report on Form
          10-Q for the quarter ended June 30, 2004 (Commission File No.
          000-21827))

3(7) Articles of Organization of Anagram International, LLC (incorporated by reference to Exhibit 3(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No.
          000-21827))

3(8) Operating Agreement of Anagram International, LLC (incorporated by reference to Exhibit 3(6) to the Registrant's Quarterly Report on Form
          10-Q for the quarter ended June 30, 2004 (Commission File No.
          000-21827))

3(9)      Certificate of Formation of Anagram Eden Prairie Property Holdings LLC
          (incorporated by reference to Exhibit 3(7) to the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
          (Commission File No. 000-21827))

3(10)     Plan of Merger of Am-Source, Inc. into Am-Source, LLC dated February
          28, 2000 and Articles of Organization of Am-Source, LLC. (incorporated by reference to Exhibit 3(8) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No.
          000-21827))

3(11)     Operating Agreement of Am-Source, LLC. (incorporated by reference to
          Exhibit 3(9) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

3(12) Certificate of Incorporation of M&D Industries, Inc. (incorporated by reference to Exhibit 3(10) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No.
          000-21827))

3(13)     By-Laws of M&D Industries, Inc. (incorporated by reference to Exhibit
          3(11) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

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

10(8)     Tax Indemnification Agreement between Amscan Holdings, Inc., and John
          A. Svenningsen, dated as of

          December 18, 1996 (incorporated by reference to Exhibit 10(j) to the
          Registrant's 1996 Annual Report on Form 10-K (Commission File No.
          000-21827))

10(9)     Tax Indemnification Agreement between Amscan Holdings, Inc., Christine
          Svenningsen and the Estate of John A. Svenningsen, dated as of August
          10, 1997 (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-4 (Registration No.
          333-40235))

10(10) The MetLife Capital Corporation Master Lease Purchase Agreement between MetLife Capital Corporation and Amscan Inc., Deco Paper
          Products, Inc., Kookaburra USA Ltd., and Trisar, Inc., dated November
          21, 1991, as amended (incorporated by reference to Exhibit 10(n) to Amendment No. 2 to the Registrant's Registration Statement on Form S-1
          (Registration No. 333-14107))

10(11) Form of Indemnification Agreement between the Company and each of the directors of the Company (incorporated by reference to Exhibit 10(o) to Amendment No. 2 to the Registrant's Registration Statement on Form
          S-1 (Registration No. 333-14107))

10(12) Employment Agreement, dated as of June 19, 2003, by and among the Company and Gerald C. Rittenberg (incorporated by reference to Exhibit
          10(b) to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2003 (Commission File No. 000-21827))

10(13) Employment Agreement, dated as of June 19, 2003, by and among the Company and James M. Harrison (incorporated by reference to Exhibit
          10(c) to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2003 (Commission File No. 000-21827))

10(14) Agreement and Plan of Merger, dated as of March 26, 2004, by and among Amscan Holdings, Inc., AAH Holdings Corporation and AAH Acquisition
          Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated March 29, 2004
          (Commission File No. 000-21827))

10(15) Form of Support Agreement, dated as of March 26, 2004, by and among AAH Holdings Inc. and Stockholder (incorporated by reference to
          Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated March
          29, 2004 (Commission File No. 000-21827))

10(16)    Press Release, dated as of March 29, 2004, jointly issued by Amscan
          Holdings, Inc., Berkshire Partners LLC and Weston Presidio
          (incorporated by reference to Exhibit 99.1 to the Registrant's Current
          Report on Form 8-K dated March 29, 2004 (Commission File No.
          000-21827))

11        Statement re: computation of ratio of earnings to fixed charges

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

     The Company will not send to its security holders an annual report for the year ended December 31, 2005.

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

Date: March 29, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

        Signature                               Title                             Date
        ---------                               -----                             ----


/s/ Robert J. Small
------------------------
Robert J. Small            Chairman of the Board of Directors                March 29, 2006


/s/ Michael F. Cronin
------------------------
Michael F. Cronin          Director                                          March 29, 2006


/s/ Kevin M. Hayes
------------------------
Kevin M. Hayes             Director                                          March 29, 2006


/s/ Jordan A. Kahn
------------------------
Jordan A. Kahn             Director                                          March 29, 2006


/s/ Richard K. Lubin
------------------------
Richard K. Lubin           Director                                          March 29, 2006


/s/ John R. Ranelli
------------------------
John R. Ranelli            Director                                          March 29, 2006


/s/ Gerald C. Rittenberg
------------------------
Gerald C. Rittenberg       Chief Executive Officer and Director              March 29, 2006


/s/ James M. Harrison
------------------------
James M. Harrison          President, Chief Operating Officer and Director   March 29, 2006


/s/ Michael A. Correale
------------------------
Michael A. Correale        Chief Financial Officer
                           (Principal financial and accounting officer)      March 29, 2006

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-K
                           ITEM 8, ITEM 15(A) 1 AND 2

                              AMSCAN HOLDINGS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

On April 30, 2004, Amscan Holdings, Inc. ("Amscan" or the "Company") completed the merger of Amscan with AAH Acquisition Corporation ("AAH Acquisition"), a wholly-owned subsidiary of AAH Holdings Corporation, ("AAH"), a privately held corporation jointly controlled by funds affiliated with Berkshire Partners LLC and Weston Presidio (together the "Principal Investors"). Amscan continued as the surviving entity and as a wholly-owned subsidiary of AAH. For the periods prior to and including April 30, 2004, the Company is referred to as the "Predecessor" or "Predecessor Company." (See Note 1 - Organization and Description of Business, in the accompanying Notes to Consolidated Financial Statements.)

Report of Independent Registered Public Accounting Firm...................    F-2

Consolidated Balance Sheets at December 31, 2005 and December 31, 2004....    F-3

Consolidated Statements of Operations for the Year Ended December 31, 2005
   and the Eight Months Ended December 31, 2004 and for the Four Months
   Ended April 30, 2004 (Predecessor) and the Year Ended
   December 31, 2003 (Predecessor)........................................    F-4

Consolidated Statements of Stockholders' (Deficit) Equity for the Year
   Ended December 31, 2003 (Predecessor) and the Four Months Ended
   April 30, 2004 (Predecessor) and for the Eight Months Ended
   December 31, 2004 and the Year Ended December 31, 2005.................    F-5

Consolidated Statements of Cash Flows for the Year Ended December 31,
   2005 and the Eight Months Ended December 31, 2004 and for the Four
   Months Ended April 30, 2004 (Predecessor) and the Year Ended December
   31, 2003 (Predecessor).................................................    F-8

Notes to Consolidated Financial Statements................................   F-10

Financial Statement Schedule for the Year Ended December 31, 2005 and the
   Eight Months Ended December 31, 2004 and for the Four Months Ended
   April 30, 2004 (Predecessor) and the Year Ended December 31, 2003
   (Predecessor):

Schedule II - Valuation and Qualifying Accounts...........................   F-46

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission ("SEC") are not required under the related instructions or are inapplicable and therefore have been omitted.

                              AMSCAN HOLDINGS, INC.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Amscan Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Amscan Holdings, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the year ended December 31, 2005, the eight month period from May 1, 2004 to December 31, 2004, the four month period from January 1, 2004 to April 30, 2004 (Predecessor Company) and the year ended December 31, 2003 (Predecessor Company). Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a). The consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amscan Holdings, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the year ended December 31, 2005 and the eight month period from May 1, 2004 through December 31, 2004, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the four month period from January 1, 2004 through April 30, 2004, and the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/ Ernst & Young LLP

Stamford, Connecticut
March 28, 2006

                             AMSCAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)

                                                                           DECEMBER 31,   DECEMBER 31,
                                                                               2005           2004
                                                                           ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents ...........................................    $    8,745      $  4,252
   Accounts receivable, net ............................................        83,029        83,968
   Inventories, net ....................................................       188,457        88,159
   Prepaid expenses and other current assets ...........................        39,561        15,241
                                                                            ----------      --------
      Total current assets .............................................       319,792       191,620
   Property, plant and equipment, net ..................................       150,877        96,134
   Goodwill ............................................................       505,731       282,921
   Trade names .........................................................        68,500        33,500
   Other intangible assets, net ........................................        48,699        23,289
   Other assets ........................................................        25,348        19,802
                                                                            ----------      --------
      Total assets .....................................................    $1,118,947      $647,266
                                                                            ==========      ========
LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Loans and notes payable .............................................    $       --      $  2,025
   Accounts payable ....................................................       105,787        36,842
   Accrued expenses ....................................................        50,806        20,980
   Income taxes payable ................................................         3,387         2,594
   Current portion of long-term obligations ............................         2,643         2,807
                                                                            ----------      --------
      Total current liabilities ........................................       162,623        65,248
Long-term obligations, excluding current portion .......................       561,567       384,993
Non-current deferred income tax liabilities ............................        63,782        43,175
Deferred rent and other long-term liabilities ..........................         3,344         3,417
                                                                            ----------      --------
      Total liabilities ................................................       791,316       496,833

Redeemable common securities ...........................................         6,821         3,705

Commitments and contingencies ..........................................

Stockholders' equity:
   Common stock ($0.01 par value; 40,000.00 shares authorized; 27,882.73 shares and 13,962.38 shares issued and outstanding at December 31,
      2005 and 2004, respectively) .....................................            --            --
   Additional paid-in capital ..........................................       300,983       136,819
   Retained earnings ...................................................        20,824         8,564
   Accumulated other comprehensive (loss) income .......................          (997)        1,345
                                                                            ----------      --------
      Total stockholders' equity .......................................       320,810       146,728
                                                                            ----------      --------
      Total liabilities, redeemable
         common securities and stockholders' equity ....................    $1,118,947      $647,266
                                                                            ==========      ========

          See accompanying notes to consolidated financial statements.

                                       AMSCAN HOLDINGS, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (DOLLARS IN THOUSANDS)

                                                                                   EIGHT MONTHS   FOUR MONTHS
                                                                     YEAR ENDED        ENDED         ENDED       YEAR ENDED
                                                                    DECEMBER 31,   DECEMBER 31,    APRIL 30,    DECEMBER 31,
                                                                        2005           2004           2004          2003
                                                                    ------------   ------------   -----------   ------------
                                                                                                         (PREDECESSOR)
Revenues:
   Net sales ....................................................     $417,226       $265,556       $133,660      $402,816
   Royalties and franchise fees .................................          509             --             --            --
                                                                      --------       --------       --------      --------
      Total revenues ............................................      417,735        265,556        133,660       402,816

Total expenses:
   Cost of sales ................................................      281,632        178,210         88,247       269,125
   Selling expenses .............................................       36,181         23,529         12,430        36,515
   Retail operating expenses ....................................        1,824             --             --            --
   Franchise expenses ...........................................          779             --             --            --
   General and administrative expenses ..........................       36,026         22,718         10,874        34,513
   Art and development costs ....................................        8,941          6,713          3,332         9,395
   Non-recurring expenses .......................................        3,988             --         11,757            --
   Restructuring charges ........................................           --             --             --         1,007
                                                                      --------       --------       --------      --------
      Total expenses ............................................      369,371        231,170        126,640       350,555
                                                                      --------       --------       --------      --------
            Income from operations ..............................       48,364         34,386          7,020        52,261
Interest expense, net ...........................................       31,907         19,124          8,384        26,368
   Other (income) expense, net ..................................         (764)           882             31        (1,434)
                                                                      --------       --------       --------      --------
      Income (loss) before income taxes and minority interests ..       17,221         14,380         (1,395)       27,327
Income tax expense (benefit) ....................................        4,940          5,679           (551)       10,065
Minority interests ..............................................           21            137             46            99
                                                                      --------       --------       --------      --------
            Net income (loss) ...................................       12,260          8,564           (890)       17,163
            Dividend on redeemable convertible preferred stock ..           --             --            136           399
                                                                      --------       --------       --------      --------
            Net income (loss) applicable to common shares .......     $ 12,260       $  8,564       $ (1,026)     $ 16,764
                                                                      ========       ========       ========      ========

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
  FOR THE YEAR ENDED DECEMBER 31, 2003 AND THE FOUR MONTHS ENDED APRIL 30, 2004
   (PREDECESSOR) AND FOR THE EIGHT MONTHS ENDED DECEMBER 31, 2004 AND THE YEAR
                             ENDED DECEMBER 31, 2005
                             (DOLLARS IN THOUSANDS)

                                                                   UNAMORTIZED       NOTES                ACCUMULATED
                                                       ADDITIONAL   RESTRICTED    RECEIVABLE   RETAINED      OTHER
                                      COMMON   COMMON    PAID-IN   COMMON STOCK      FROM      EARNINGS  COMPREHENSIVE
PREDECESSOR                           SHARES    STOCK    CAPITAL      AWARDS     STOCKHOLDERS  (DEFICIT)      LOSS        TOTAL
-----------                          --------  ------  ----------  ------------  ------------  --------  -------------  --------
Balance at December 31, 2002.......  1,233.27    $--    $14,814       $(323)        $(638)     $(57,551)    $(2,585)    $(46,283)
Net income.........................                                                              17,163                   17,163
Net change in cumulative
   translation adjustment..........                                                                           2,161        2,161
Change in fair value of
   available-for-sale
   securities, net of income
   taxes...........................                                                                             949          949
Reclassification adjustment for
   available-for-sale
   securities sold during the
   period, net of income taxes.....                                                                            (899)        (899)
Change in fair value of
   interest rate swap and
   foreign exchange contracts,
   net of taxes....................                                                                             (72)         (72)
                                                                                                                        --------
Comprehensive income...............                                                                                       19,302
Exercise of stock options,
   including income tax
   benefits........................      6.65               910                                                              910
Amortization of restricted
   common stock awards.............                                     168                                                  168
Increase in redeemable common
   stock due to exercise of
   stock options and vesting
   of restricted common stock
   award...........................                      (1,537)                                                          (1,537)
Decrease in redeemable common
   stock due to the expiration
   of redemption feature...........                      13,597                                   6,000                   19,597
Decrease in redeemable common
   stock due to change in
   market value of common stock....                          50                                     368                      418
Increase in redeemable common
   stock due to employee
   purchases of common stock.......                        (753)                                                            (753)
Purchase and retirement of
   redeemable common stock
   held by officers................    (22.00)
Accretion of interest income.......                                                   (42)                                   (42)
Redeemable convertible
   preferred stock dividend........                        (399)                                                            (399)
                                     --------    ---    -------       -----         -----      --------     -------     --------
Balance at December 31, 2003.......  1,217.92    $--    $26,682       $(155)        $(680)     $(34,020)    $  (446)    $ (8,619)
                                     ========    ===    =======       =====         =====      ========     =======     ========

                                   -Continued-

                              AMSCAN HOLDINGS, INC.
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY - CONTINUED
  FOR THE YEAR ENDED DECEMBER 31, 2003 AND THE FOUR MONTHS ENDED APRIL 30, 2004 (PREDECESSOR) AND FOR THE EIGHT MONTHS ENDED DECEMBER 31, 2004 AND YEAR ENDED
                                DECEMBER 31, 2005
                             (DOLLARS IN THOUSANDS)

                                                                   UNAMORTIZED       NOTES                ACCUMULATED
                                                       ADDITIONAL   RESTRICTED    RECEIVABLE   RETAINED      OTHER
                                      COMMON   COMMON    PAID-IN   COMMON STOCK      FROM      EARNINGS  COMPREHENSIVE
PREDECESSOR                           SHARES    STOCK    CAPITAL      AWARDS     STOCKHOLDERS  (DEFICIT)      LOSS       TOTAL
-----------                          --------  ------  ----------  ------------  ------------  --------  -------------  -------
Balance at December 31, 2003.......  1,217.92    $--    $26,682       $(155)        $(680)     $(34,020)     $(446)     $(8,619)
Net income.........................                                                                (890)                   (890)
Net change in cumulative
   translation adjustment..........                                                                           (673)        (673)
Change in fair value of
   available-for-sale
   securities, net of income
   taxes...........................                                                                            (22)         (22)
Reclassification adjustment for
   available-for-sale
   securities sold during the
   period, net of income taxes.....                                                                            (28)         (28)
Reclassification adjustment
   for terminated interest rate
   swap contracts, net of taxes....                                                                            408          408
Change in fair value of
   interest rate swap and
   foreign exchange contracts,
   net of taxes....................                                                                            306          306
                                                                                                                        -------
Comprehensive income...............                                                                                        (899)
Amortization of restricted
   common stock awards.............                                      52                                                  52
Redeemable convertible
   preferred stock dividend........                        (136)                                                           (136)
Repayment of note receivable
   from stockholder................                                                    25                                    25
Accretion of interest income.......                                                   (14)                                  (14)
                                     --------    ---    -------       -----         -----      --------      -----      -------
Balance at April 30, 2004..........  1,217.92    $--    $26,546       $(103)        $(669)     $(34,910)     $(455)     $(9,591)
                                     ========    ===    =======       =====         =====      ========      =====      =======

                                   -Continued-

                             AMSCAN HOLDINGS, INC.
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY - CONTINUED FOR THE YEAR ENDED DECEMBER 31, 2003 AND THE FOUR MONTHS ENDED APRIL 30, 2004 (PREDECESSOR) AND FOR EIGHT MONTHS ENDED DECEMBER 31, 2004 AND THE YEAR ENDED
                               DECEMBER 31, 2005
                             (DOLLARS IN THOUSANDS)

                                                                                         ACCUMULATED
                                                                ADDITIONAL                  OTHER
                                             COMMON    COMMON     PAID-IN    RETAINED   COMPREHENSIVE
                                             SHARES     STOCK     CAPITAL    EARNINGS        LOSS         TOTAL
                                           ---------   ------   ----------   --------   -------------   --------
Net income .............................                                      $ 8,564                   $  8,564
Net change in cumulative translation
   adjustment ..........................                                                   $ 1,702         1,702
Change in fair value of interest rate
   swap and foreign exchange contracts,
   net of taxes ........................                                                      (357)         (357)
                                                                                                        --------
Comprehensive income ...................                                                                   9,909
Issuances of shares of common stock in
   connection with the 2004
   Transactions ........................   13,962.38             $140,524                                140,524
Reclassification of common stock to
   redeemable common securities ........                           (3,705)                                (3,705)
                                           ---------     ---     --------     -------      -------      --------
Balance at December 31, 2004 ...........   13,962.38      --      136,819       8,564        1,345       146,728

Net income .............................                                       12,260                     12,260
Net change in cumulative translation
   adjustment ..........................                                                    (2,699)       (2,699)
Reclassification adjustment for
   terminated interest rate swap and
   foreign exchange contracts, net of
   taxes ...............................                                                       357           357
                                                                                                        --------
Comprehensive income ...................                                                                   9,918
Issuances of shares of common stock ....       62.00                  624                                    624
Issuances of shares of common stock in
   connection with the Party City
   Acquisition .........................   13,868.75              166,425                                166,425
Purchase and retirement of
   redeemable Common Stock
   held by a former employee ...........       (10.4)
Reclassification of common stock to
   redeemable common securities ........                           (3,220)                                (3,220)
Stock option compensation expense ......                              335                                    335
                                           ---------     ---     --------     -------      -------      --------
Balance at December 31, 2005 ...........   27,882.73     $--     $300,983     $20,824      $  (997)     $320,810
                                           =========     ===     ========     =======      =======      ========

                              AMSCAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                            YEAR ENDED    EIGHT MONTHS ENDED   FOUR MONTHS ENDED    YEAR ENDED
                                                           DECEMBER 31,       DECEMBER 31,         APRIL 30,       DECEMBER 31,
                                                               2005              2004                 2004             2003
                                                           ------------   ------------------   -----------------   ------------
                                                                                                        (PREDECESSOR)
Cash flows provided by operating activities:
   Net income (loss) ...................................    $  12,260         $   8,564            $   (890)         $ 17,163
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
      Depreciation and amortization expense ............       18,602             9,519               5,296            16,119
      Amortization of deferred financing costs .........        1,582             1,022                 709             2,131
      Amortization of restricted Common Stock
         awards ........................................           --                --                  52               168
      Deferred rent ....................................           32                --                  --                --
      Provision for doubtful accounts ..................          795             1,308                 729             2,588
      Deferred income tax expense (benefit) ............        1,243             3,638              (2,220)            5,231
      Loss (gain) on disposal of property, plant
         and equipment .................................           34                (4)                (35)              122
      Undistributed loss in unconsolidated joint
         venture .......................................          987             1,168                  89                --
      Debt retirement costs incurred in connection
         with the 2004 Transactions ....................                             --               6,209                --
      Write-off of deferred financing costs ............        3,988                --               5,548                --
      Gain on sales of available-for-sale
         securities ....................................           --                --                 (47)           (1,486)
      Non-cash restructuring charges ...................           --                --                  --               104
      Equity based compensation ........................          335                --                  --                --
      Changes in operating assets and liabilities,
         net of acquisitions:
         (Increase) decrease in accounts
            receivable .................................       (1,154)            1,552             (15,247)           (3,628)
         (Increase) decrease in inventories ............      (18,635)           (6,594)              6,229             7,113
         (Increase) decrease in prepaid expenses,
            other current assets and other assets, net..          626              (527)             (1,001)            2,250
         Increase (decrease) in accounts payable,
            accrued expenses, income taxes
            payable and other liabilities ..............       (5,209)            5,116               3,991            (5,713)
                                                            ---------         ---------            --------          --------
         Net cash provided by operating
            activities .................................       15,486            24,762               9,412            42,162
   Cash flows used in investing activities:
      Cash paid to consummate the 2004 Transactions.....           --          (529,982)                 --                --
      Cash paid in connection with Party City
         Acquisition net of cash acquired ..............     (325,562)               --                  --                --
      Capital expenditures .............................      (17,051)           (7,709)             (3,726)          (12,525)
      Proceeds from sale of available-for-sale
         securities ....................................           --                --                  65             2,005
      Proceeds from disposal of property, plant and
         equipment .....................................           88               559                  53               204
                                                            ---------         ---------            --------          --------
            Net cash used in investing activities ......     (342,525)         (537,132)             (3,608)          (10,316)
   Cash flows provided by (used in) financing
      activities .......................................
      Proceeds from loans, notes payable and long-term
         obligations, net of debt issuance costs
         (including original issue discount in 2005) of
         $12,187 and $13,084 in 2005 and 2004,
         respectively ..................................      372,813           368,941                  --                --
      Repayment of loans, notes payable and long-term
         obligations ...................................     (206,372)           (1,768)            (21,251)           (3,723)
      Capital contributions in connection with the
         Party City Acquisition and 2004 Transactions ..      166,425           139,024                  --                --
      Issuances of common stock ........................          624                --                  --                --
      Debt retirement costs paid in connection with the
         2004 Transactions .............................           --                --              (6,209)               --
      Proceeds from the exercise of common stock
         options .......................................           --                --                  --               831
      Purchase of common stock from officers ...........         (109)               --                  --            (3,300)
      Repayment of notes receivable from officers ......           --                --                  25             1,990
                                                            ---------         ---------            --------          --------
            Net cash provided by (used in) financing
               activities ..............................      333,381           506,197             (27,435)           (4,202)
   Effect of exchange rate changes on cash and cash
      equivalents ......................................       (1,849)            1,188                (594)            1,418
                                                            ---------         ---------            --------          --------
            Net increase (decrease) in cash and cash
               equivalents .............................        4,493            (4,985)            (22,225)           29,062
   Cash and cash equivalents at beginning of period ....        4,252             9,237              31,462             2,400
                                                            ---------         ---------            --------          --------
   Cash and cash equivalents at end of period ..........    $   8,745         $   4,252            $  9,237          $ 31,462
                                                            =========         =========            ========          ========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest .........................................    $  32,219         $  16,208            $  6,531          $ 22,982
      Income taxes .....................................        2,851             3,287               1,002             4,395

                             AMSCAN HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)

Supplemental information on non-cash activities (dollars in thousands):

     In connection with the 2004 Transactions (see Note 1), certain officers of the Company exchanged 8.2417 of their shares of common stock of the Predecessor (as defined hereafter) for 150 shares of common stock of the Company with an equivalent value of $1,500. In addition, the aforementioned officers exchanged their vested options to purchase 8.411 shares of Predecessor common stock, which had an intrinsic value of $900, for vested options to purchase 98.182 shares of common stock under the Company's equity incentive plan with an intrinsic value of $737 and a fair value of $880.

     Capital lease obligations of $292, $31, $207 and $143 were incurred during the year ended December 31, 2005 and the eight months ended December 31, 2004 and the four months ended April 30, 2004 and the year ended December 31, 2003 (Predecessor), respectively.

     In December 2004, the Company acquired a 20% ownership in a French party goods company in exchange for its French wholly-owned metallic balloon distribution subsidiary. The Company accounts for its investment in the French party goods company using the cost method.

     In December 2003, the Predecessor Company acquired the balloon assets of a competitor, in exchange for 50.1% of the common stock of its wholly-owned metallic balloon distribution subsidiary located in Mexico, thereby creating a joint venture to distribute certain metallic balloons principally in Mexico and Latin America. The Company accounts for its investment in the joint venture using the equity method.

          See accompanying notes to consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

     Amscan Holdings, Inc. ("Amscan" or the "Company") was incorporated on October 3, 1996 for the purpose of becoming the holding company for Amscan Inc. and certain affiliated entities. The Company designs, manufactures, contracts for manufacture, and distributes party goods, including metallic balloons, gifts and stationery, throughout the world, including in North America, South America, Europe, Asia and Australia. In addition, through the Party City Acquisition (defined hereafter) in December 2005, the Company operates retail party supply superstores within the United States and sells franchises on an individual store and franchise area basis throughout the United States and Puerto Rico.

THE 2004 TRANSACTIONS

     On March 26, 2004, Amscan signed an agreement providing for a merger of Amscan with AAH Acquisition Corporation ("AAH Acquisition"), a wholly-owned subsidiary of AAH Holdings Corporation ("AAH"), a privately held corporation jointly controlled by funds affiliated with Berkshire Partners LLC and Weston Presidio (together the "Principal Investors"). On April 30, 2004, the merger with AAH Acquisition was consummated, with Amscan continuing as the surviving entity and as a wholly-owned subsidiary of AAH. Under the terms of the agreement, the equity interests of all Amscan stockholders, other than certain management investors, were cancelled in exchange for the right to receive cash. Cash paid to consummate the transactions totaled $529,982 and was financed with initial borrowings (before deducting deferred financing costs of $13,084) consisting of a $205,000 term loan (the "Old Term Loan") under a senior secured credit facility (the "2004 Senior Secured Credit Facility") which includes a $50,000 revolving loan facility (the "Old Term Loan Revolver"), the proceeds from the issuance of $175,000 of 8.75% senior subordinated notes (the "Senior Sub Notes") due 2014, an equity contribution, including contributions from the Principal Investors and employee stockholders, of $140,524, borrowings under the revolver of $23,551 and available cash on-hand. Certain existing employee shareholders participated in the 2004 Transactions by purchasing approximately
296.91 shares of common stock. The Chief Executive Officer and the President of the Company exchanged 5.4945 and 2.7472 of their shares of common stock of the Predecessor Company for 100 and 50 shares of common stock of the Company with an equivalent value of $1,000 and $500, respectively. In addition, the Chief Executive Officer and President of the Company exchanged vested options to purchase 5.607 and 2.804 shares of Predecessor common stock, which had intrinsic values of $600 and $300, respectively, for vested options to purchase 98.182 shares of Company Common Stock under its equity incentive plan with intrinsic values of $492 and $245 and fair values of $590 and $290, respectively. The acquisition has been accounted for under the purchase method of accounting which required that the Company adjust its assets and liabilities to their relative fair values. In order to reflect the ultimate beneficial ownership of the Company, the capital structure disclosed in the Company's consolidated financial statements is the capital structure of AAH.

     The following unaudited pro forma information assumes the 2004 Transactions had occurred on January 1, 2004 and 2003, respectively. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the 2004 Transactions occurred on January 1, 2004 and 2003, nor is it necessarily indicative of the Company's future results:

                       YEARS ENDED
               ---------------------------
               DECEMBER 31,   DECEMBER 31,
                   2004           2003
               ------------   ------------
Net sales...     $399,216       $402,816
Net income..       16,855         15,531

     The pro forma net income amounts reflect the following items: (i) adjustments for interest expense from new borrowings related to the 2004 Transactions and the elimination of historical interest on debt repaid in the 2004 Transactions, (ii) management fees to be paid to our Principal Investors,
(iii) the elimination of non-recurring expenses related to the 2004 Transactions, (iv) the elimination of the increase in cost of sales in 2004 arising from the revaluation of inventories as a result of purchase price allocation, (v) adjustments to depreciation and amortization expense arising from the valuation of property, plant and equipment and amortizable intangible assets, as a result of the purchase price allocation, and (vi) the related income tax effects of the above items based upon a pro forma effective income tax rate of 39.5%.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

THE PARTY CITY ACQUISITION

     On December 23, 2005 (the "Party City Acquisition Date"), the Company completed the acquisition of Party City (the "Party City Acquisition") pursuant to the Agreement and Plan of Merger, dated September 26, 2005 (as amended, the "Acquisition Agreement"), by and among the Company, Party City and BWP Acquisition, Inc. ("BWP"), a Delaware corporation and a wholly-owned subsidiary of the Company. Pursuant to the terms of the Acquisition Agreement, BWP merged with and into Party City, with Party City continuing as the surviving corporation. Each share of common stock of Party City outstanding at the Party City Acquisition Date was cancelled and converted into the right to receive $17.50 in cash, without interest. Prior to the acquisition, Party City settled all outstanding stock options and warrants at the spread between $17.50 and their exercise price. Transaction costs associated with the Party City Acquisition totaled $9,370.

     Financing for the Party City Acquisition, including the repayment of the Company's borrowings under the 2004 Senior Secured Credit Facility, was provided by: (i) an equity investment of $166,425 (the "Equity Investment") in AAH,
(ii) borrowings under a First Lien Credit Agreement (the "First Lien Credit Agreement") consisting of a $325,000 term loan (net of an original issue discount of $3,250) (the "First Term Loan") and a committed revolving credit facility in an aggregate principal amount of $85,000 (the First Term Loan Revolver"), (iii) borrowings under a Second Lien Credit Agreement (the "Second Lien Credit Agreement," and, together with the First Lien Credit Agreement, the "Credit Agreements") consisting of a $60,000 term loan (net of an original issue discount of $1,500) (the "Second Term Loan") and (iv) cash on-hand of $20,365. Deferred financing costs associated with the Credit Agreements totaled $7,437.

     The Equity Investment consisted of the sale of 13,868.75 shares of AAH common stock to funds affiliated with Berkshire Partners, LLC and Weston Presidio, certain members of management and certain other investors.

     The excess of the Party City purchase price over the tangible net assets acquired has been allocated to intangible assets consisting of franchise licenses ($30,000) and other intangibles ($300), each of which is being amortized using the straight-line method over the assets' estimated useful life (15 to 17 years), and trade names ($35,000) and goodwill ($222,200), which are not being amortized. The acquisition was structured as a purchase of common stock and, accordingly, the amortization of intangible assets is not deductible for income tax purposes. The allocation of the purchase price is based, in-part, on our preliminary estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. Independent valuation specialists are currently conducting a valuation of the net assets acquired as of the Party City Acquisition Date to assist management with the final determination of fair value.

     The following unaudited pro forma information assumes the Party City Acquisition had occurred on January 1, 2005 and 2004, respectively. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the Party City Acquisition occurred on January 1, 2005 and 2004, nor is it necessarily indicative of the Company's future results (dollars in thousands):

                            YEARS ENDED
                    ---------------------------
                    DECEMBER 31,   DECEMBER 31,
                        2005           2004
                    ------------   ------------
Net sales........     $886,113       $848,129
Net income.......        7,272         10,326

     The pro forma net income amounts reflect the following items: (i) adjustments to interest expense from new borrowings related to the Party City Acquisition and the elimination of historical interest on debt repaid in connection therewith, (ii) the elimination of non-recurring expenses related to the Party City Acquisition, (iii) adjustments to amortization expense arising from the valuation of amortizable intangible assets, as a result of the preliminary purchase price allocation, and (vi) the related income tax effects of the above items based upon a pro forma effective income tax rate of 39.5%.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements of the Company include the accounts of the Amscan Holdings and all majority-owned subsidiaries and controlled entities. All significant intercompany balances and transactions have been eliminated.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

     Prior to its acquisition, Party City defined a fiscal year as the 52-week period or 53-week period ended nearest June 30 of each year. Party City defined its fiscal quarters as a the four interim 13-week periods following the end of the previous fiscal year, except in the case of a 53-week fiscal year when the fourth fiscal quarter is extended to 14 weeks. Following the acquisition, Party City's fiscal year and related fiscal quarters will be based on the 52-week or 53-week period nearest to December 31 of each year. The Company expects the difference between Party City's fiscal year and the calendar year to be insignificant and will be reconciled in the financial consolidation process.

USE OF ESTIMATES

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

CASH EQUIVALENTS

     Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

INVENTORIES

     Inventories are valued at the lower of cost or market. The Company determines the cost of inventory at its retail stores using the weighted average method. All other inventory cost is determined using the first-in, first-out method.

     The Company estimates retail inventory shortage, for the period between physical inventory dates on a store-by-store basis. Inventory shrinkage estimates are affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

LONG-LIVED AND INTANGIBLE ASSETS

     Property, plant and equipment are stated at cost. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets. Equipment under capital leases are stated at the present value of the minimum lease payments at the inception of the lease. Equipment under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset.

     Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the net assets acquired. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") effective January 1, 2001. SFAS No. 142 changed the accounting for goodwill from an amortization method to an "impairment only" approach. Under SFAS No. 142, goodwill and other intangibles with indefinite lives are no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company evaluates the goodwill associated with its acquisitions and other intangibles with indefinite lives as of October 1, 2005 based on current and projected performance. During 2005, the Company completed its review and determined that goodwill and other intangible assets with indefinite lives were not impaired.

     The Company evaluates finite-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS No. 144"). Finite-lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized.

DEFERRED FINANCING COSTS AND ORIGINAL ISSUE DISCOUNT

     Deferred financing costs (included in other assets) and original issue discount (netted against the related debt) are both amortized to interest expense using the effective interest method over the lives of the related debt.

INVESTMENTS

     In December 2004, the Company acquired a 20% ownership in a French party goods company, S.A.S. Rubie's France, in exchange for its French metallic balloon distribution business. The Company accounts for its investment in the French party goods company, which is included in other assets, using the cost method. At December 31, 2005 the carrying value of this investment is $1,613.

     In December 2003, the Predecessor Company acquired the balloon assets of a competitor, in exchange for 50.1% of the common stock of its wholly-owned metallic balloon distribution subsidiary located in Mexico, thereby creating a joint venture to distribute metallic balloons principally in Mexico and Latin America. The Company accounts for its investment in the joint venture, Convergram Mexico, using the equity method. The Company's investment in the joint venture is included in other assets on the consolidate balance sheet and the results of the joint venture's operations are separately disclosed in Note
13. Prior to the date of the exchange, the individual accounts of the wholly-owned Mexican balloon distribution subsidiary were included in the Predecessor's consolidated financial statements.

INSURANCE ACCRUALS

     As a result of the Party city Acquisition, the Company maintains certain self-insured workers' compensation and general liability insurance plans. The Company estimates the required liability of claims under such plans utilizing an actuarial method based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).

REVENUE RECOGNITION

     The Company's terms of sale to retailers and other distributors are generally F.O.B. shipping point and, accordingly, title and the risks and rewards of ownership are generally transferred to the customer, and revenue is recognized, when goods are shipped. The Company estimates reductions to revenues for volume-based rebate programs at the time sales are recognized.

     Revenue from retail operations is recognized at the point of sale. We estimate future retail sales returns and, when material, record a provision in the period that the related sales are recorded based on historical information.

SHIPPING AND HANDLING

     Outbound shipping and handling costs billed to customers are included in net sales. The costs of shipping and handling incurred by the Company are included in cost of sales.

STORE CLOSURE COSTS

     We record estimated store closure costs, estimated lease commitment costs net of estimated sublease income and other miscellaneous store closing costs when the liability is incurred.

PRODUCT ROYALTY AGREEMENTS

     The Company enters into product royalty agreements that allow the Company to use licensed designs on certain of its products. These contracts require the Company to pay royalties, generally based on the sales of such product, and may require guaranteed minimum royalties, a portion of which may be paid in advance. The Company matches royalty expense with revenue by recording royalties at the time of sale, at the greater of the contractual rate or an effective rate calculated based on the guaranteed minimum royalty and the Company's estimate of sales during the contract period. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. Guaranteed minimum royalties paid in advance are recorded in the consolidated balance sheets as other assets.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

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

     As of December 31, 2005, we did not have any derivative contracts designated as cash flow hedges as defined in SFAS No. 133. Should we designate these or other contracts in the future as cash flow hedges, they would continue to be recorded at fair value on the balance sheet, but the effective portion of the change in their fair value from the designation date would be reflected in other comprehensive income until their settlement month or until they lost their hedge designation. (See Note 20).

     If derivative financial instruments qualify as fair value hedges, the gain or loss on the instrument and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative financial instruments that qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a cash flow hedge, if any, is determined based on the dollar-offset method (i.e., the gain or loss on the derivative financial instrument in excess of the cumulative change in the present value of future cash flows of the hedged item) and is recognized in current earnings during the period of change. As long as hedge effectiveness is maintained, interest rate swap arrangements and foreign currency exchange agreements qualify for hedge accounting as cash flow hedges.

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

STOCK-BASED COMPENSATION

     Effective with the consummation of the 2004 Transactions (see Note 1), the Company elected to apply the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 123"). SFAS 123 permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," which requires the recognition of compensation expense at the date of grant only if the current market price of the underlying stock exceeds the exercise price, and to provide pro forma net income disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. SFAS No. 148 provides alternative methods of transition to FAS 123's fair value method of accounting for stock-based employee compensation and amends the disclosure provisions of SFAS 123 (see Note 15).

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

     Prior to the 2004 Transactions, the Predecessor Company elected to apply the intrinsic value method of Accounting Principle Board Opinion No. 25 for awards granted under its stock-based compensation plans and to provide the pro forma disclosures required by SFAS No. 123. Accordingly, no compensation cost had been recognized in connection with the issuance of options under the Amscan Holdings, Inc. 1997 Equity Incentive Plan, the Predecessor's prior plan, through April 30, 2004 as all options were granted with exercise prices equal to the estimated fair market value of the Common Stock on the date of grant.

     Had the Company determined stock-based compensation based on the fair value of the options granted at the grant date, consistent with the method prescribed under FAS 123, the Predecessor's net loss would have been increased or net income would have been reduced to the amounts indicated below:

                                                                       FOUR MONTHS      YEAR ENDED
                                                                     ENDED APRIL 30,   DECEMBER 31,
                                                                          2004             2003
                                                                     ---------------   ------------
Net (loss) income:
   As reported....................................................       $  (890)         $17,163
   Less: Total stock-based employee compensation expense
      determined under the fair value based method for all awards,
      net of income taxes of $125 and $193, respectively..........           192              296
                                                                         -------          -------
SFAS No. 123 pro forma net (loss) income..........................       $(1,082)         $16,867
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

     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (Revised 2004), which requires companies to recognize in the income statement the fair value of all employee share-based payments, including grants of employee stock options as well as compensatory employee stock purchase plans. SFAS No. 123(R) became effective for the Company for the quarter ending March 31, 2006. The Company has adopted the "modified prospective" valuation method of SFAS No. 123(R), whereby compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company has not issued any employee share based payments since the adoption of SFAS No. 123(R). However, the Company expects the adoption of SFAS No. 123(R) to have a similar effect as currently disclosed under SFAS No. 123.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Accumulated other comprehensive income (loss) at December 31, 2005 and 2004 consisted of the Company's foreign currency translation adjustment and the fair value of interest rate swap and foreign exchange contracts qualifying as hedges (see Notes 20 and 21).

FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION

     The functional currencies of the Company's foreign operations are the local currencies in which they operate. Realized foreign currency exchange gains or losses resulting from the settlement of receivables or payables in currencies other than the functional currencies are credited or charged to operations. Unrealized gains or losses on foreign currency transactions are insignificant. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect on the balance sheet date. The results of operations of foreign subsidiaries are translated into U.S. dollars at the average exchange rates effective for the periods presented. The differences from historical exchange rates are recorded as comprehensive income (loss) and are included as a component of accumulated other comprehensive income (loss).

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

CONCENTRATION OF CREDIT RISK

     While the Company's customers are geographically dispersed throughout North America, South America, Europe, Asia and Australia, there is a concentration of sales made to and accounts receivable from the stores that operate in the party superstore distribution channel. From time to time, we have made significant additional provisions for credit losses and have restructured the terms of accounts receivable because of changes in the credit condition of certain superstore customers. However, no superstore chain, other than Party City, has accounted for more than 10% of our annual sales at wholesale. No other group or combination of customers subjected the Company to a concentration of credit risk.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2004, Financial Accounting Standards Board ("FASB") issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", which eliminates certain narrow differences between APB 29 and international accounting standards. SFAS No. 153 is effective for fiscal periods beginning on or after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company's consolidated financial statements.

     In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 "Share-Based Payment ". SAB No. 107 expresses views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements.

     In March 2005, the FASB issued SFAS Interpretation Number 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations". FIN 47 provides clarification regarding the meaning of the term "conditional asset retirement obligation" as used in FASB 143, "Accounting for Asset Retirement Obligations". This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company's consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company's consolidated financial statements.

     In June 2005, the Emerging Issues Task Force ("EITF") reached consensus on EITF 05-6, "Determining the Amortization Period for Leasehold Improvements". Under EITF 05-6, leasehold improvements placed in service significantly after and not contemplated at or near the beginning of the lease term, should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

NOTE 3 - INVENTORIES

     Inventories at December 31, 2005 and 2004 consisted of the following:

                                                                     DECEMBER 31,   DECEMBER 31,
                                                                         2005           2004
                                                                     ------------   ------------
Finished goods....................................................     $172,232        $70,896
Raw materials.....................................................       12,272         11,080
Work-in process...................................................        6,139          7,167
                                                                       --------        -------
                                                                        190,643         89,143
Less: reserve for slow moving and obsolete inventory..............       (2,186)          (984)
                                                                       --------        -------
                                                                       $188,457        $88,159
                                                                       ========        =======

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment, net at December 31, 2005 and 2004 consisted of the following (dollars in thousands):

                                    DECEMBER 31,   DECEMBER 31,      USEFUL
                                        2005           2004          LIVES
                                    ------------   ------------   -----------
Machinery and equipment..........     $ 64,315       $ 46,168      3-15 years
Buildings........................       40,669         40,818     31-40 years
Data processing equipment........       21,938          2,724       3-5 years
Leasehold improvements...........       22,964          2,446      2-20 years
Furniture and fixtures...........       13,874          2,830        10 years
Land                                     7,130          7,156
                                      --------       --------
                                       170,890        102,142
Less: accumulated depreciation...      (20,013)        (6,008)
                                      --------       --------
                                      $150,877       $ 96,134
                                      ========       ========

     Depreciation expense related to property, plant and equipment was $13,251 $6,008, $5,184, and $15,757 for the year ended December 31, 2005, eight months ended December 31, 2004, the four months ended April 30, 2004 and the year ended December 31, 2003, respectively.

     The Company is obligated under various capital leases for certain machinery and equipment which expire on various dates through 2008 (see Note 8). At December 31, 2005 and 2004, the amount of machinery and equipment and related accumulated amortization recorded under capital leases and included within property, plant and equipment, net consisted of the following:

                                    DECEMBER 31,   DECEMBER 31,
                                        2005           2004
                                    ------------   ------------
Machinery and equipment..........      $1,202          $372
Less: accumulated depreciation...        (161)          (25)
                                       ------          ----
                                       $1,041          $347
                                       ======          ====

     Amortization of assets held under capitalized leases is included in depreciation expense.

NOTE 5 - PARTY CITY ACQUISITION AND 2004 TRANSACTIONS

PARTY CITY ACQUISITION

     On December 23, 2005, the Company completed the acquisition of Party City, pursuant to the 2005 Acquisition Agreement, dated September 26, 2005, by and among the Company, Party City and BWP, a Delaware corporation and a wholly-owned subsidiary of the Company. Pursuant to the terms of the Acquisition Agreement, BWP merged with and into Party City, with Party City continuing as the surviving corporation. Each share of common stock of Party City outstanding at the Acquisition Date was cancelled and converted into the right to receive $17.50 in cash, without interest. Prior to the Party City Acquisition, Party City settled all outstanding stock options and warrants at the spread between $17.50 and their exercise price. Financing for the Party City Acquisition, including the repayment of certain of the Company's other senior debt, was provided by: (i) the Equity Investment of $166,425, (ii) the First Term Loan of $325,000 and the First term Loan Revolver. a committed revolving credit facility in an aggregate principal amount of $85,000, (iii) the Second Term Loan of $60,000 and (iv) cash on-hand of $20,365.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

     The Party City Acquisition has been accounted for as a purchase business combination. Assets acquired and liabilities assumed were recorded at their estimated fair values at the date of the Party City Acquisition. The total preliminary purchase price of $356,189 is comprised of:

Purchase of all the outstanding common
   stock of Party City at $17.50 per share ......   $346,819
Related transaction costs .......................      9,370
                                                    --------
   Total purchase price .........................   $356,189
                                                    ========

     Under purchase business combination accounting, the total purchase price is allocated to net tangible and identifiable intangible assets acquired based on their estimated fair values at the date of the Party City Acquisition. The total preliminary purchase price was allocated as follows:

Goodwill ........................................   $222,233
Identifiable intangible assets ..................     65,261
Tangible assets .................................    186,427
Current deferred tax assets .....................      7,144
Liabilities assumed .............................    (97,670)
Reserves for the exiting of certain
   activities and related severance .............     (3,680)
Non-current deferred income tax liabilities .....    (23,526)
                                                    --------
   Total preliminary purchase price allocation ..   $356,189
                                                    ========

     The preliminary allocation of the purchase price was based upon management's estimate of fair value. Independent valuation specialists are currently conducting a valuation of the acquired tangible and identifiable intangible assets as of the Acquisition Date in order to assist the management of the Company in determining their fair values.

     In connection with the Party City Acquisition, the Company recorded non-recurring expenses of $3,988 consisting of the write-off of deferred financing costs associated with the repayment of the Old Term Loan (see Note 8).

     2004 TRANSACTIONS

     On March 26, 2004, the Company signed an agreement providing for a merger of the Company with AAH Acquisition. On April 30, 2004, the merger with AAH Acquisition was consummated, with the Company continuing as the surviving entity and as a wholly-owned subsidiary of AAH, a privately held corporation. Under the terms of the agreement, the equity interests in the Company held by GSCP, and all other stockholders, other than certain management investors, were cancelled in exchange for the right to receive cash

     The purchase price was allocated based upon independent valuations of the fair value of net assets acquired at the date of acquisition. The purchase price was principally allocated to accounts receivable ($91,200), inventories ($81,600), property plant and equipment ($94,400), goodwill ($283,500), other intangible assets ($60,800), prepaid expenses and other current and non-current assets ($21,400), and accounts payable, accrued expenses and other current and non-current liabilities of ($101,800). The acquisition was structured as a purchase of common stock and, accordingly, the amortization of intangible assets is not deductible for income tax purposes. The goodwill is not amortizable (see
Note 2).

     As part of the 2004 Transactions, the following financing transactions were also consummated: the repayment of a term loan of $147,724 under our then existing senior secured credit facility and the termination of all commitments thereunder; the redemption of $87,200 of the $110,000 aggregate principal amount outstanding of our 9.875% senior subordinated notes due 2007 for $93,500 or 103.542% of the principal amount of such notes plus accrued and unpaid interest following our tender offer and consent solicitation; and repayment of a $8,500 mortgage obligation with a financial institution.

     On May 31, 2004, the remaining outstanding 9.875% senior subordinated notes due 2007 were redeemed pursuant to the redemption notice and replaced with the Senior Sub Notes. The Company financed the redemption with borrowings under its new revolving credit facility.

     The Senior Sub Notes were sold to the initial purchasers on April 30, 2004, and were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933 (the "Note Offering"). In connection with the Note Offering, the Company entered into a Registration Rights Agreement, which granted holders of the new notes certain exchange and registration rights. In August 2004, the Company filed with

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

the SEC a Registration Statement on Form S-4 offering to exchange registered notes for the notes issued in connection with the Note Offering. The terms of the notes and the exchange notes are substantially identical. The exchange was completed in October 2004.

     In connection with the 2004 Transactions, the Predecessor Company recorded non-recurring expenses of $11,757 consisting of $6,209 of debt retirement costs and the write-off of $5,548 of deferred financing costs associated with the repayment of debt.

NOTE 6 - OTHER INTANGIBLE ASSETS, NET

     At December 31, 2005, the Company had the following balances of other identifiable intangible assets as a result of the 2004 Transactions and Party City Acquisition:

                                                      AT DECEMBER 31, 2004
                                      ----------------------------------------------------
                                                 ACCUMULATED   NET CARRYING
                                        COST    AMORTIZATION       VALUE      USEFUL LIVES
                                      -------   ------------   ------------   ------------
Customer lists and relationships ..   $14,000      $  622         $13,378        15 years
Copyrights, designs and other .....    12,800       2,889           9,911       2-3 years
                                      -------      ------         -------
                                      $26,800      $3,511         $23,289
                                      =======      ======         =======

                                                      AT DECEMBER 31, 2005
                                      ----------------------------------------------------
                                                 ACCUMULATED   NET CARRYING
                                        COST    AMORTIZATION       VALUE      USEFUL LIVES
                                      -------   ------------   ------------   ------------
Retail franchise license fees .....   $30,000      $   44         $29,956        15 years
Customer lists and relationships ..    14,500       1,608          12,892        15 years
Copyrights, designs and other .....    12,800       7,210           5,590       2-3 years
Trademarks and other Party City
   intangibles ....................       261          --             261        15 years
                                      -------      ------         -------
                                      $57,561      $8,862         $48,699
                                      =======      ======         =======

     The amortization expense for finite-lived intangible assets for the year ended December 31, 2005 and eight months ended December 31, 2004 was $5,351 and $3,511. Estimated amortization expense for each of the next five years will be approximately $7,250, $4,295, $2,984, $2,984 and $2,984, respectively.

NOTE 7 - LOANS AND NOTES PAYABLE

     On December 23, 2005, in connection with the consummation of the Party City Acquisition, the Old Term Loan Revolver was terminated and replaced with the First Term Loan Revolver, an $85,000 revolving credit facility. The First Term Loan Revolver was not used in connection with the Party City Acquisition and there were no borrowings outstanding at December 31, 2005. Loans under the First Term Loan Revolver expire on December 23, 2011.

     The First Lien Credit Agreement provides for two interest rate options for the First Term Loan and First Term Loan revolver: (i) loans on which interest is payable quarterly at a Base Rate equal to the higher of (x) the Federal Funds rate plus 50 basis points or (y) the prime rate plus an applicable margin initially equal to 2.00% and subject to adjustment downward based on improvements in the Company's leverage ratio and (ii) loans on which interest accrues for one, two, three, six or, if generally available, nine or twelve month interest periods, at a rate of interest per annum equal to the reserve adjusted Eurodollar rate, plus an applicable margin initially equal to 3.00% per annum, subject to downward adjustment based on improvements in the leverage ratio. In addition to paying interest on outstanding principal under the First Term Loan and First Term Loan Revolver, the Company is required to pay a commitment fee to the lenders under the First Term Loan Revolver based on the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The Company must also pay customary letter of credit fees.

     At December 31, 2005, standby letters of credit of $13,600 were outstanding and the Company had borrowing capacity of $71,400 under the terms of the New Term Loan Revolver at December 31, 2005. The obligations of the Company under the First Lien Credit Agreement are jointly and severally guaranteed by AAH and each wholly-owned domestic subsidiary of the Company. (See Note 8)

     At December 31, 2004, the Company had borrowings under the Old Term Loan Revolver totaling $2,025 at a floating interest rate of 6.75%. Standby letters of credit of $7,346 were outstanding at December 31, 2004.

     In addition to the First Term Loan Revolver, at December 31, 2005 we have a 400 Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate plus 0.6% and expires in April, 2006, a 1,000 British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

expires on May 31, 2006, and a $1,000 revolving credit facility which bears interest at LIBOR plus 1.0% and expires on December 31, 2006. We expect to renew these revolving credit facilities upon expiration. No borrowings were outstanding under these revolving credit facilities at December 31, 2005 and 2004.

NOTE 8 - LONG-TERM OBLIGATIONS

     Long-term obligations at December 31, 2005 and 2004 consisted of the following:

                                                         DECEMBER 31,   DECEMBER 31,
                                                             2005           2004
                                                         ------------   ------------
8.750% senior subordinated notes (a) .................     $175,000       $175,000
First Term Loan due 2012 (b) .........................      321,761             --
Second Term Loan due 2012 (c) ........................       58,505             --
Old Term Loan due 2012 (d) ...........................           --        203,975
Mortgage obligations (e) .............................        7,917          8,454
Capital lease obligations (f) ........................        1,027            371
                                                           --------       --------
   Total long-term obligations .......................      564,210        387,800
Less: current portion ................................       (2,643)        (2,807)
                                                           --------       --------
   Long-term obligations, excluding current portion ..     $561,567       $384,993
                                                           ========       ========

     In connection with the Party City Acquisition, the Company entered into the Credit Agreements on December 23, 2005 (the "Closing Date"), which included the First Term Loan, First Term Loan Revolver and Second Term Loan and repaid all outstanding borrowings under the 2004 Senior Secured Credit Facility.

     Under the terms of the Credit Agreements, the Company is required to make prepayments under the following circumstances:

     - The First Lien Credit Agreement provides that the First Term Loan may be prepaid and the First Term Loan Revolver may be permanently reduced; provided that if the First Term Loan is repaid, the Company shall pay to its lenders a prepayment premium of 2% in the first year following the Closing Date and 1% in the second year following the Closing Date. The First Term Loan is subject to mandatory prepayment and, under certain circumstances, reduction in the commitments for (i) net cash proceeds arising from certain asset sales, (ii) net cash proceeds arising from equity issuances, (iii) net cash proceeds arising from debt issuances, (iv) net cash proceeds arising from insurance and condemnation proceeds and (v) commencing with the year ending December 31, 2006, 50% of the excess cash flow of the Company.

     - The Second Lien Credit Agreement provides that the Second Term Loan may in no event be prepaid prior to the second anniversary of the Closing Date. If the Second Term Loan is repaid after the second anniversary of the Closing Date but on or prior to the fifth anniversary of the Closing Date, the Company shall pay to its lenders a prepayment premium of 3% in the third year following the Closing Date, 2% in the fourth year following the Closing Date and 1% in the fifth year following the Closing Date. The Second Term Loan is subject to mandatory prepayment and, under certain circumstances, reduction in the commitments out of (i) net cash proceeds arising from asset sales,
          (ii) net cash proceeds arising from equity issuances, (iii) net cash proceeds arising from debt issuances, (iv) net cash proceeds arising from insurance and condemnation proceeds and (v) commencing with the year ending December 31, 2006, 50% of the excess cash flow of the Company.

     Subject to certain exceptions, all borrowings related to the Party City Acquisition Debt under the Credit Agreements, and all guarantees are secured by all existing and after acquired personal property of the Company and the Guarantors, including, subject to certain exceptions, a pledge of all the stock of domestic subsidiaries owned by the Company or any of the Guarantors and a portion of our wholly owned foreign subsidiaries' capital stock, and first priority liens on after acquired real property and leasehold interests of the Company and the Guarantors. The guarantees are joint and several guarantees, and are irrevocable, full and unconditional.

          (a) The $175,000 senior subordinated notes due 2014 will bear interest at a rate equal to 8.75% per annum. Interest is payable semi-annually on May 1 and November 1 of each year. The senior subordinated notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2009, at redemption prices ranging from 104.375% to 100%, plus accrued and unpaid interest to the date of redemption. In addition, at any time prior to May 1, 2007, up to an aggregate of 35% of the principal amount of the senior

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

               subordinated notes will be redeemable at the option of the Company, on one or more occasions, from the net proceeds of public or private sales of common stock of, or contributions to the common equity capital of the Company at a price of 108.75% of the principal amount of the senior subordinated notes, together with accrued and unpaid interest, if any, to the date of redemption; provided that at least 65% of the aggregate principal amount of senior subordinated notes remain outstanding immediately after each such redemption. If a Change of Control, as defined in the note indenture, were to occur, the Company will be obligated to make an offer to purchase the senior subordinated notes, in whole or in part, at a price equal to 101% of the aggregate principal amount of the senior subordinated notes, plus accrued and unpaid interest, if any, to the date of purchase. If a Change of Control were to occur, the Company may not have the financial resources to repay all of its obligations under the Credit Facility, the note indenture and the other indebtedness that would become payable upon the occurrence of such Change of Control.

          (b) The First Lien Credit Agreement provides for two interest rate options: (i) loans on which interest is payable quarterly at a Base Rate equal to the higher of (x) the Federal Funds rate plus 50 basis points or (y) the prime rate plus an applicable margin initially equal to 2.00% and subject to adjustment downward based on improvements in the Company's leverage ratio and (ii) loans on which interest accrues for one, two, three, six or, if generally available, nine or twelve month interest periods, at a rate of interest per annum equal to the reserve adjusted Eurodollar rate, plus an applicable margin initially equal to 3.00% per annum, subject to downward adjustment based on improvements in the leverage ratio. In addition to paying interest on outstanding principal under the First Term Loan and First Term Loan Revolver, the Company is required to pay a commitment fee to the lenders under the First Term Loan Revolver based on the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The Company must also pay customary letter of credit fees. At December 31, 2005, the First Term Loan was $321,761, net of an original issue discount of $3,239, and the floating interest rate was 7.37%.

          (c) The Second Lien Credit Agreement provides for two interest rate options: (i) loans on which interest is payable quarterly at a Base Rate equal to the higher of (x) the Federal Funds rate plus 50 basis points or (y) the prime rate plus an applicable margin equal to 4.00% and (ii) loans on which interest accrues for one, two, three, six or if, generally available, nine or twelve month interest periods at a rate of interest per annum equal to the reserve adjusted Eurodollar rate, plus an applicable margin initially equal to 5.00% per annum. At December 31, 2005, the Second Term Loan was $58,505, net of an original issue discount of $1,495, and the floating interest rate was 9.37%.

          (d) The Old Term Loan provided for amortization (in quarterly installments) of 1.0% per annum through June 30, 2010, and will then amortize in equal quarterly payments through June 30, 2012. The Old Term Loan bore interest, at the option of the Company, at the index rate plus 1.75% per annum or at LIBOR plus 2.75% per annum. At December 31, 2004, the Old Term Loan was $203,975 and the floating interest rate was 4.72%. To hedge the risk associated with fluctuations in interest rates, the Company entered into two interest rate swap transactions with a financial institution during 2004, for an initial aggregate notional amount of $17,425 increasing over three years to $62,597. The interest rate swap contracts required the Company to settle the difference in interest obligations quarterly. Net payments to the counterparty under the swap contracts for the eight months ended December 31, 2004, which have been recorded as additional interest expense, were as follows:

                                                                    ADDITIONAL
                                  NOTIONAL                           INTEREST
               DATE OF CONTRACT    AMOUNT      TERM    FIXED RATE     EXPENSE
               ----------------   --------   -------   ----------   ----------
               June 25, 2004 ..    $10,429   3 years      4.13%        $115
               July 2, 2004 ...      6,953   3 years      3.80%          65
                                                                       ----
                                                                       $180
                                                                       ====

          (e) In conjunction with the construction of a new distribution facility, on December 21, 2001, the Company borrowed $10,000 each from a financial institution and the New York State Job Development Authority, pursuant to the terms of a first and second lien mortgage note, respectively. The first lien mortgage note bore interest at LIBOR plus 2.75% and required monthly payments based on a 180-month amortization period with a balloon payment upon maturity in January 2010. However, the Company utilized an interest rate swap agreement to effectively fix the loan rate at 8.40% for the term of the loan. The interest rate swap contract

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

               required the Company to settle the difference in interest obligations monthly. Net payments to the counterparty under the swap contracts for the four months ended April 30, 2004 and year ended December 31, 2003, respectively, which were recorded as additional interest expense, were $129 and $404. On April 30, 2004, in connection with the 2004 Transactions, the first lien mortgage note was paid in full and, as a result, the related interest rate swap agreement was terminated at a cost of $674. The second lien mortgage note bore interest at a rate of 4.86% and 3.41% at December 31, 2005 and 2004, respectively, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority's confidential internal protocols. The second lien loan is for a term of 96 months and requires monthly payments based on a 180-month amortization period with a balloon payment upon maturity in January 2010. The principal amount outstanding under the first lien mortgage as of December 31, 2003 was $8,722. The principal amounts outstanding under the second lien mortgage as of December 31, 2005 and 2004, were $7,917 and $8,454, respectively. At December 31, 2005, the new distribution facility had a carrying value of $29,065.

          (f) The Company has entered into various capital leases for machinery and equipment with implicit interest rates ranging from 7.70% to 8.80% which extend to 2008.

     At December 31, 2005, maturities of long-term obligations consisted of the following:

                              LONG-TERM DEBT   CAPITAL LEASE
                                OBLIGATIONS     OBLIGATIONS     TOTALS
                              --------------   -------------   --------
2006 ......................      $  2,249          $  394      $  2,643
2007 ......................         3,098             576         3,674
2008 ......................         3,137              57         3,194
2009 ......................         3,180              --         3,180
2010 ......................         8,157              --         8,157
Thereafter ................       543,362              --       543,362
                                 --------          ------      --------
   Long-term obligations ..      $563,183          $1,027      $564,210
                                 ========          ======      ========

     NOTE 9 - CAPITAL STOCK

     At December 31, 2005 and 2004, the Company's authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding and 40,000.00 shares of common stock, $0.01 par value, of which 27,882.73 and 13,962.38 shares were issued and outstanding, respectively.

     In connection with the 2004 Transactions and Party City Acquisition (see
Note 1), certain existing employee stockholders purchased 296.91 and 204.17 shares of AAH common stock, respectively, based at the same price and terms per share as paid by the other equity investors. Under the terms of the AAH stockholders' agreement dated April 30, 2004, the Company has an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders can require the Company to purchase all of the shares held by the former employee. The purchase price as prescribed in the stockholders' agreements is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by us to all employee stockholders based on fully paid and vested common securities is classified as redeemable common securities on the consolidated balance sheet at the estimated fair market value of the common stock, with a corresponding adjustment to stockholders' equity (deficit). At December 31, 2005 and 2004, the aggregate amount that may be payable by the Company to employee stockholders and employee option holders, based on the estimated market value, was approximately $6,821 and $3,705, respectively. As there is no active market for the Company's common stock, the Company estimated the fair value of its common stock based on the valuation of the Company common stock issued in connection with the 2004 Transactions and Party City Acquisition. During the year ended December 31, 2005, the Company purchased and retired 10.4 shares of redeemable Common Stock held by a former employee at the share's estimated fair value of $10,000 per share.

     At December 31, 2003, an officer of the Company held 3.00 shares of common stock (the "Restricted Stock"), which were to vest in December 2004 under the terms of his employment agreement. In connection with the 2004 Transactions, the
3.00 shares of Restricted Stock vested immediately on April 30, 2004 (see Note
1). During the four months ended April 30, 2004, and the year ended December 31, 2003, the Company recorded the amortization of Restricted Stock of $52 and $168, respectively, as compensation expense, which is included in general and administrative expenses in the Company's consolidated statements of operations.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

     At December 31, 2003, the Company held a note receivable from a former officer for $655, which bore interest at 6.65% and was to mature in March 2009. In connection with the 2004 Transactions, the note receivable from the former officer was repaid on April 30, 2004. In addition, at December 31, 2003, the Company held a note receivable from a former employee for $25, which bore interest at Libor plus 2% and matured and was repaid in January 2004. These notes arose in connection with the issuance of shares of common stock and were reported on the consolidated balance sheet at December 31, 2003, as an increase in stockholders' deficit.

     On January 10, 2003, an executive officer of a wholly-owned subsidiary and stockholder terminated his employment with the Company and, on April 9, 2003, exercised options to purchase 6.648 shares of the Company's common stock at $125 per share or for $831 (exclusive of an income tax benefit of $79 ). The former officer's right to put 126.648 shares of common stock back to the Company expired during 2003, and, as a result, the Company recorded a decrease in redeemable common stock and a decrease in stockholders' deficit of $19,597 (a $13,597 increase in additional paid-in capital and a $6,000 decrease in deficit).

     In June 2003, the Company purchased 16 shares of common stock from its Chief Executive Officer at a price of $150,000 per share, for an aggregate cost of $2,400. The Chief Executive Officer used a portion of the proceeds to repay his outstanding loan balance of $1,588. The Company retired the 16 shares of common stock.

     In July 2003, the Company purchased 6 shares of common stock from its President at a price of $150,000 per share, for an aggregate cost of $900. The President used a portion of the proceeds to repay his outstanding loan balance of $402. The Company retired the 6 shares of common stock.

     In January 2004 and December 2003, the estate of John A. Svenningsen (the "Estate") sold its shares of Common Stock to Goldman Sachs and other current shareholders, including 5.02 shares to employees of the Company. In December 2003, the sale of 5.02 shares to employees increased redeemable Common Stock by $753.

     On March 30, 2001, the Board of Directors authorized 500 shares of preferred stock, $0.10 par value, and designated 100 shares as Series A Redeemable Convertible Preferred Stock ("Series A Redeemable Convertible Preferred Stock"). Also on March 30, 2001, the Company issued 40 shares of Series A Redeemable Convertible Preferred Stock to GSCP for proceeds of $6,000. In connection with the 2004 Transactions on April 30, 2004, the Company redeemed all outstanding shares of Series A Redeemable Convertible Preferred Stock, including accrued dividends of $34. Dividends were cumulative and payable annually, at 6% per annum. On March 30, 2002, 2003 and 2004, the annual dividends were distributed in additional shares of Series A Redeemable Convertible Preferred Stock. Dividends payable on or prior to March 30, 2004, were payable in additional shares of Series A Redeemable Convertible Preferred Stock. Subsequent to March 30, 2004, dividends were to be payable, at the option of the Company, either in cash or additional shares of Series A Redeemable Convertible Preferred Stock.

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

NOTE 10 - PROVISION FOR DOUBTFUL ACCOUNTS

     The provision for doubtful accounts is included in general and administrative expenses. For the year ended December 31, 2005, the eight months ended December 31, 2004, the four months ended April 30, 2004 and the year ended December 31, 2003, the provision for doubtful accounts was $795, $1,308, $729 and $2,588, respectively. During the second quarter of 2003, a customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and as a result, the Company charged a total of $1,800 to the provision for doubtful accounts in 2003. This customer accounted for approximately 2.1% of the Company's consolidated net sales for the year ended December 31, 2003.

NOTE 11 - NON-RECURRING EXPENSES RELATED TO THE PARTY CITY ACQUISITION AND 2004 TRANSACTIONS AND WRITE-OFF OF DEFERRED FINANCING AND IPO-RELATED COSTS

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

     In connection with the Party City Acquisition in December 2005, the Company wrote-off $3,988 of deferred financing costs associated with the repayment of debt. In April 2004, the Company recorded non-recurring expenses of $11,757 consisting of $6,200 of debt retirement costs and the write-off of $5,600 of deferred financing costs associated with the repayment of debt in connection with the 2004 Transactions.

NOTE 12 - RESTRUCTURING CHARGES

     During the years ended December 31, 2003, the Company incurred restructuring charges of $1,007 resulting from the consolidation of certain domestic and foreign distribution operations and the integration of M&D Balloons, Inc. (since renamed M&D Industries, Inc.) following its acquisition in 2002.

NOTE 13 - OTHER EXPENSE (INCOME)

                                                                                             FOUR MONTHS
                                                      YEAR ENDED      EIGHT MONTHS ENDED        ENDED           YEAR ENDED
                                                  DECEMBER 31, 2005    DECEMBER 31, 2004   APRIL 30, 2004   DECEMBER 31, 2003
                                                  -----------------   ------------------   --------------   -----------------
                                                                                                      (PREDECESSOR)
Undistributed loss in unconsolidated joint
   venture ....................................        $   987              $1,168              $ 89             $    --
Change in fair value of foreign exchange
   contracts ..................................         (1,220)                 --                --                  --
Gain on sale of marketable securities .........             --                  --               (47)             (1,486)
Other (income) expense, net ...................           (531)               (286)              (11)                 52
                                                       -------              ------              ----             -------
   Other expense (income), net ................        $  (764)             $  882              $ 31             $(1,434)
                                                       =======              ======              ====             =======

     During the year ended December 31, 2004 and 2003, the Company sold shares of marketable securities and received net proceeds of approximately $65 and $2,005, and recognized gains of $47 and $1,486, respectively. For the purpose of computing the gains, cost was based on the fair value of the shares on the initial date received by the Company.

NOTE 14 - EMPLOYEE BENEFIT PLANS

     Certain subsidiaries of the Company maintain profit-sharing plans for eligible employees providing for annual discretionary contributions to a trust. Eligible employees are full-time domestic employees who have completed a certain length of service, as defined, and attained a certain age, as defined. The plans require the subsidiaries to match from 25% to 100% of voluntary employee contributions to the plan, not to exceed a maximum amount of the employee's annual salary, which ranges from 4% to 6%. Profit sharing expense for the year ended December 31, 2005, eight months ended December 31, 2004, the four months ended April 30, 2004 and the year ended December 31, 2003 totaled $1,999, $1,362, $938 and $2,943, respectively.

NOTE 15 - STOCK OPTION PLAN

          Following the consummation of the 2004 Transactions, the Company adopted the Equity Incentive Plan under which the Company may grant incentive awards in the form of options to purchase shares of the Company's common stock ("Company Stock Options") and shares of restricted and unrestricted shares of the Company's common stock to certain directors, officers, employees and consultants of the Company and its affiliates. A committee of the Company's board of directors (the "Committee"), or the board itself in the absence of a Committee, is authorized to make grants and various other decisions under the Equity Incentive Plan. Unless otherwise determined by the Committee, any participant granted an award under the Equity Incentive Plan must become a party to, and agree to be bound by, the stockholders' agreement. Company Stock Option awards under the Equity Incentive Plan reserved and available for grant total 1,856.4097 and may include incentive stock options, nonqualified stock options, or both types of Company Stock Options. Company Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Committee, vest over five years and have a term of ten years from the date of grant.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

     In connection with the 2004 Transactions, all options granted under the Predecessor's 1997 Equity Incentive Plan vested immediately on April 30, 2004 and, except for those held by the Chief Executive Officer and the President (see
Note 1), all were exercised. An income tax benefit of $4,890 associated with the exercise of the options was recorded in connection with the 2004 Transactions. The Chief Executive Officer and the President exchanged 5.607 and 2.804 vested options to purchase shares of Amscan Holdings Common Stock, which had intrinsic values of $600 and $300, respectively, for vested options to purchase 65.455 and
32.727 shares of AAH common stock under the new equity incentive plan with intrinsic values of $492 and $245 and estimated fair values of $590 and $290, respectively. The fair value of such options was recorded as part of the purchase price allocations and has been classified as redeemable common securities on the Company's consolidated balance sheet.

     The following table summarizes the changes in outstanding options under the Equity Incentive Plan for the eight months ended December 31, 2004 and the year ended December 31, 2005:

                                                                                   AVERAGE FAIR MARKET
                                                                AVERAGE EXERCISE   VALUE OF OPTIONS AT
                                                     OPTIONS          PRICE             GRANT DATE
                                                   ----------   ----------------   -------------------
Outstanding at May 1 and December 31, 2004......      98.1818        $ 2,500
   Granted......................................   1,482.0000         10,000              $1,094
   Exercised....................................           --
   Canceled.....................................           --
                                                   ----------
Outstanding at December 31, 2005................   1,580.1818        $ 9,534
                                                   ==========
Exercisable at December 31, 2005................     394.5818        $ 8,133

     In 2005, the Company granted 722 time-based options and 760 performance based options ("PBOs") to key employees and its outside directors. Under the PBO feature, the vesting of share option awards is contingent on meeting various company-wide performance goals based primarily on revenue growth and profitability over a multi-year period.

     The Company used a minimum value method to determine the fair value of the options granted and recorded approximately $335 in compensation expense, in general and administrative expenses, during the year ended December 31, 2005. The estimated fair value of the options granted in 2005 under the Equity Incentive Plan is amortized on a straight line basis to compensation expense, net of taxes, over the vesting period of the grant of 4.0 years. The estimated fair value of each option on the date of grant was determined using the minimum value method with the following assumptions: dividend yield of 0%, risk-free interest rate of 3.1%, forfeitures and expected cancellation of 6% for PBOs and 3% for time-based options and an expected life of 4.0 years.

     The following table summarizes the changes in outstanding options under the Predecessor's 1997 Equity Incentive Plan for the four months ended April 30, 2004, and the year ended December 31, 2003:

                                                                     AVERAGE FAIR MARKET
                                                  AVERAGE EXERCISE   VALUE OF OPTIONS AT
                                        OPTIONS         PRICE             GRANT DATE
                                       --------   ----------------   -------------------
Outstanding at December 31, 2002....    132.074
   Granted..........................     50.000       $150,000             $21,850
   Granted..........................     30.000        150,000              53,474
   Exercised........................     (6.648)       125,000
   Canceled.........................    (18.941)        79,730
                                       --------
Outstanding at December 31, 2003....    186.485
   Exercised/Exchanged..............   (186.485)       113,715
                                       --------
Outstanding at April 30, 2004.......         --
                                       ========
Exercisable at December 31, 2003....     98.147         82,086

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

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

NOTE 16 - INCOME TAXES

     A summary of domestic and foreign income (loss) before income taxes and minority interest follows:

                 YEAR ENDED     EIGHT MONTHS    FOUR MONTHS    YEAR ENDED
                DECEMBER 31,   ENDED DECEMBER   ENDED APRIL   DECEMBER 31,
                    2005          31, 2004        30, 2004        2003
                ------------   --------------   -----------   ------------
                                                       (PREDECESSOR)
Domestic ....      $11,542         $10,076        $(2,233)       $24,974
Foreign......        5,679           4,304            838          2,353
                   -------         -------        -------        -------
Total .......      $17,221         $14,380        $(1,395)       $27,327
                   =======         =======        =======        =======

     The income tax expenses (benefit) consisted of the following:

                                               YEAR ENDED     EIGHT MONTHS    FOUR MONTHS    YEAR ENDED
                                              DECEMBER 31,   ENDED DECEMBER   ENDED APRIL   DECEMBER 31,
                                                  2005          31, 2004        30, 2004        2003
                                              ------------   --------------   -----------   ------------
                                                                                     (PREDECESSOR)
Current:
   Federal ................................      $1,611          $  523         $ 1,103        $ 3,368
   State ..................................         511             100             219            709
   Foreign ................................       1,575           1,418             347            757
                                                 ------          ------         -------        -------
      Total current provision .............       3,697           2,041           1,669          4,834
Deferred:
   Federal ................................       2,748           2,950          (1,894)         4,531
   State ..................................      (1,954)            688            (326)           700
   Foreign ................................         449              --              --             --
                                                 ------          ------         -------        -------
      Total deferred provision (benefit) ..       1,243           3,638          (2,220)         5,231
                                                 ------          ------         -------        -------
Income tax expense (benefit) ..............      $4,940          $5,679         $  (551)       $10,065
                                                 ======          ======         =======        =======

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income tax assets and liabilities from domestic jurisdictions consisted of the following at December 31:

                                                                            DECEMBER 31,   DECEMBER 31,
                                                                                2005           2004
                                                                            ------------   ------------
Current deferred income tax assets:
   Inventory valuation ..................................................     $ 6,103        $ 2,194
   Allowance for doubtful accounts ......................................         652            697
   Accrued liabilities ..................................................       3,081            609
   Charitable contributions carryforward ................................         890            219
   Tax loss carryforward ................................................          --          2,431
   Tax credit carryforward ..............................................         595            815
                                                                              -------        -------
      Current deferred income tax assets (included in prepaid expenses
         and other current assets).......................................     $11,321        $ 6,965
                                                                              =======        =======
Non-current deferred income tax liabilities, net:
   Property, plant and equipment ........................................     $14,703        $17,683
   Intangible assets ....................................................      37,202         13,108
   Amortization of goodwill and other assets ............................      12,239         12,758
   Product royalty reserves .............................................          --           (102)
   Interest rate swap and foreign exchange contracts ....................         366           (231)
   Other ................................................................        (728)           (41)
                                                                              -------        -------
      Non-current deferred income tax liabilities, net ..................     $63,782        $43,175
                                                                              =======        =======

     At December 31, 2004, the Company had a net operating loss carryforward of approximately $6,200 that was used in 2005. At December 31, 2005 and 2004 the Company had foreign tax credit carryforwards of $595. In addition, the Company had alternative minimum tax credit carryforwards of $220 at December 31, 2004 which do not expire. The foreign tax credit carryforward expires in 2009.

     A non-current foreign deferred income tax asset of $543 and $789 at December 31, 2005 and 2004, respectively, is primarily attributable to non-current obligations recognized in connection with the acquisition of Anagram International Inc. and certain related companies ("Anagram") in 1998 and is included in other assets, net.

     The difference between the Company's effective income tax rate and the federal statutory income tax rate is reconciled below:

                                                          YEAR ENDED     EIGHT MONTHS    FOUR MONTHS    YEAR ENDED
                                                         DECEMBER 31,   ENDED DECEMBER   ENDED APRIL   DECEMBER 31,
                                                             2005          31, 2004        30, 2004        2003
                                                         ------------   --------------   -----------   ------------
                                                                                               (PREDECESSOR)
Provision at federal statutory income tax rate .......       35.0%           35.0%          35.0%           35.0%
State income tax, net of federal income tax benefit ..        2.9             3.1            4.9             3.6
Effective of New York apportionment change ...........       (8.3)             --             --              --
Other ................................................       (0.8)            1.4           (0.4)           (1.8)
                                                             ----            ----           ----            ----
   Effective income tax rate .........................       28.8%           39.5%          39.5%           36.8%
                                                             ====            ====           ====            ====

     During 2005, the Company recorded a $1,435 reduction to its income tax expense and net deferred income tax liability to reflect a change in New York State tax law governing the apportionment of income to New York State.

     At December 31, 2005 and 2004, the Company's share of the cumulative undistributed earnings of foreign subsidiaries was approximately $20,344 and $20,220, respectively. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations. It is not practical to estimate the amount of additional tax that might be payable

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

on these foreign earnings in the event of distribution or sale;
however, under existing law, foreign tax credits would be available to substantially reduce incremental U.S. taxes payable on amounts repatriated.

     On October 22, 2004, H.R. 4520 The American Jobs Creation Act of 2004 (Act) was enacted. The Act contains numerous provisions related to corporate and international taxation including repeal of the Extraterritorial Income (ETI) regime, creation of a new Domestic Production Activities ("DPA") deduction and a temporary dividends received deduction related to repatriation of foreign earnings. The Act contains various effective dates and transition periods related to its provisions. Under the guidance provided in Financial Accounting Standards Board Staff Position ("FSP")109-1 "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." the new DPA deduction will be treated as a "special deduction" as described in SFAS No. 109. As such, the special deduction has no effect on the Company's deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our income tax return. The repeal of ETI and its replacement with a DPA deduction were not in effect in 2004 and therefore, did not have an affect on our income tax provision for the years ended December 31, 2004. We do not expect the net effect of the phase-out of the ETI deduction and phase-in of the new DPA deduction to result in a material impact on our effective income tax rate in 2005.

NOTE 17 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Lease Agreements

     The Company has non-cancelable operating leases for its numerous retail stores sites as well as for its corporate offices, certain distribution and manufacturing facilities, showrooms, and warehouse equipment that expire on various dates through 2017. These leases generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance.

     At December 31, 2005, future minimum lease payments under all operating leases consisted of the following:

2006........   $ 57,404
2007........     53,528
2008........     40,162
2009........     28,852
2010........     22,274
Thereafter..     61,835
               --------
               $264,055
               ========

     As a result of the Party City Acquisition, in 2005 the Company breached the terms of an operating lease that requires future minimum lease payments of $3,535 at December 31, 2005. The Company obtained a waiver for the breach and amended the terms of the lease.

     We are also obligated for guarantees, subleases or assigned lease obligations for 22 of the franchise stores through 2011. The majority of the guarantees, subleases and assigned lease obligations were given when we sold stores in 1999 as part of our restructuring. The guarantees, subleases and assigned lease obligations continue until the applicable leases expire. The maximum amount of the guarantees, subleases and assigned lease obligations may vary, but is limited to the sum of the total amount due under the lease. As of July 2, 2005, the maximum amount of the guarantees, subleases and assigned lease obligations was approximately $9,200, which is not included in the table above.

     The operating leases included in the above table also do not include contingent rent based upon sales volume or other variable costs such as maintenance, insurance and taxes.

     Rent expense for the year ended December 31, 2005, eight months ended December 31, 2004, the four months ended April 30, 2004, and the year ended December 31, 2003, was $12,723, $7,610, $3,768 and $13,267, respectively.

Product Royalty Agreements

     The Company has entered into product royalty agreements with various licensors of copyrighted and trademarked characters and designs that are used on the Company's products which require royalty payments based on sales of the Company's products, and, in some cases, include annual minimum royalties.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

     At December 31, 2005, the Company's commitment to pay future minimum product royalties was as follows:

2006........   $ 2,386
2007........     3,251
2008........     2,186
2009........     1,460
2010........     1,137
Thereafter..     3,000
               -------
               $13,420
               =======

     Product royalty expense for the year ended December 31, 2005, eight months ended December 31, 2004, the four months ended April 30, 2004 and the year ended December 31, 2003, was $5,913, $3,885, $2,126 and $6,522, respectively.

Legal Proceedings

     The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.

Related Party Transactions

     In connection with the 2004 Transactions, the Company executed a management agreement with Berkshire Partners LLC and Weston Presidio. Pursuant to the management agreement, Berkshire Partners LLC and Weston Presidio will be paid annual management fees of $833 and $417, respectively. For the year ended December 31, 2005, management fees to Berkshire Partners LLC and Weston Presidio were $833 and $417, respectively. For the eight months ended December 31, 2004, management fees to Berkshire Partners LLC and Weston Presidio were $556 and $277, respectively. At December 31, 2004, accrued management fees payable to Berkshire Partners LLC and Weston Presidio totaled $139, and $277, respectively and are included in accrued expenses on the consolidated balance sheet. Although the indenture governing the 8.75% senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.

     Goldman Sachs and its affiliates received fees totaling $8,123 for services provided in connection with the 2004 Transactions. No fees were paid to Goldman Sachs and its affiliates in 2003.

     During the four months ended April 30, 2004 and the year ended December 31, 2003, the Company sold $836 and $7,400, respectively, of metallic balloons and other party goods to American Greetings Corporation, a minority stockholder from February 2002 through the date of the 2004 Transactions.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

NOTE 18 - SEGMENT AND QUARTERLY INFORMATION

Industry Segments

     Following the acquisition of Party City on December 23, 2005, the Company has two identifiable business segments. The Wholesale segment includes the design, manufacture, contract for manufacture and distribution of party goods, including paper and plastic tableware, metallic balloons, accessories, novelties, gifts and stationery, at wholesale. The Retail segment includes the operation of company-owned specialty retail party supply stores in the United States and the sale of franchises on an individual store and franchise area basis throughout the United States and Puerto Rico.

     The Company's industry segment data for the year ended December 31, 2005 is as follows:

                                      WHOLESALE    RETAIL    ELIMINATIONS   CONSOLIDATED
                                      ---------   --------   ------------   ------------
YEAR ENDED DECEMBER 31, 2005
Total Revenues:
      Net sales.....................   $407,187   $ 11,766    $  (1,727)      $417,226
      Royalties and franchise fees..         --        509           --            509
                                       --------   --------    ---------       --------
Total revenues......................   $407,187   $ 12,275    $  (1,727)      $417,735
                                       ========   ========    =========       ========
Income from operations..............   $ 47,376   $  1,473    $    (485)      $ 48,364
                                       ========   ========    =========
Interest expense, net...............                                            31,907
Other income, net...................                                              (764)
                                                                              --------
Income before income taxes and
   minority interests...............                                          $ 17,221
                                                                              ========
Long-lived assets...................   $814,430   $361,280    $(376,555)      $799,155
                                       ========   ========    =========       ========

Prior to the Party City Acquisition, the Company operated as one segment - Wholesale.

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

     The Company's geographic area data are as follows (dollars in thousands):

                                          DOMESTIC   FOREIGN   ELIMINATIONS   CONSOLIDATED
                                          --------   -------   ------------   ------------
YEAR ENDED DECEMBER 31, 2005
Total Revenues -
   Net sales:
      Sales to unaffiliated customers..   $356,801   $60,425     $     --       $417,226
      Sales between geographic areas...     19,858        --      (19,858)            --
                                          --------   -------     --------       --------
      Net sales........................    376,659    60,425      (19,858)       417,226
   Royalties and franchise fees........        509        --           --            509
                                          --------   -------     --------       --------
Total revenues.........................   $377,168   $60,425     $(19,858)      $417,735
                                          ========   =======     ========       ========
Income from operations.................   $ 41,690   $ 5,660     $  1,014       $ 48,364
                                          ========   =======     ========
Interest expense, net..................                                           31,907
Other loss, net........................                                             (764)
                                                                                --------
Income before income taxes and
   minority interests..................                                         $ 17,221
                                                                                ========
Long-lived assets......................   $820,414   $11,491     $(32,750)      $799,155
                                          ========   =======     ========       ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

                                       DOMESTIC   FOREIGN   ELIMINATIONS   CONSOLIDATED
                                       --------   -------   ------------   ------------
EIGHT MONTHS ENDED DECEMBER 31, 2004
Net sales:
   Sales to unaffiliated customers..   $227,733   $37,823     $     --       $265,556
   Sales between geographic areas...     11,539        --      (11,539)            --
                                       --------   -------     --------       --------
Net sales...........................   $239,272   $37,823     $     --       $265,556
                                       ========   =======     ========       ========
Income from operations..............   $ 29,893   $ 3,588     $    905       $ 34,386
                                       ========   =======     ========
Interest expense, net...............                                           19,124
Other loss, net.....................                                              882
                                                                             --------
Income before income taxes and
   minority interests...............                                         $ 14,380
                                                                             ========
Long-lived assets...................   $470,542   $10,508     $(25,404)      $455,646
                                       ========   =======     ========       ========

                                       DOMESTIC   FOREIGN   ELIMINATIONS   CONSOLIDATED
                                       --------   -------   ------------   ------------
PREDECESSOR
FOUR MONTHS ENDED APRIL 30, 2004
Net sales:
   Sales to unaffiliated customers..   $115,939   $17,721     $     --       $133,660
   Sales between geographic areas...      5,487        --       (5,487)            --
                                       --------   -------     --------       --------
Net sales...........................   $121,426   $17,721     $ (5,487)      $133,660
                                       ========   =======     ========       ========
Income from operations..............   $  5,517   $ 1,156     $    347       $  7,020
                                       ========   =======     ========
Interest expense, net...............                                            8,384
Other loss, net.....................                                               31
                                                                             --------
loss before income tax benefit and
   minority interests...............                                         $ (1,395)
                                                                             ========
Long-lived assets...................   $187,796   $ 8,473     $(25,224)      $171,045
                                       ========   =======     ========       ========

                                       DOMESTIC   FOREIGN   ELIMINATIONS   CONSOLIDATED
                                       --------   -------   ------------   ------------
YEAR ENDED DECEMBER 31, 2003
Net sales:
   Sales to unaffiliated customers..   $346,575   $56,241     $     --       $402,816
   Sales between geographic areas...     20,533        --      (20,533)            --
                                       --------   -------     --------       --------
Net sales...........................   $367,108   $56,241     $(20,533)      $402,816
                                       ========   =======     ========       ========
Income from operations..............   $ 47,341   $ 3,680     $  1,240       $ 52,261
                                       ========   =======     ========
Interest expense, net...............                                           26,368
Other income, net...................                                           (1,434)
                                                                             --------
Income before income taxes and
   minority interests                                                        $ 27,327
                                                                             ========
Long-lived assets...................   $194,261   $ 8,729     $(22,899)      $186,727
                                       ========   =======     ========       ========

QUARTERLY RESULTS (UNAUDITED)

     Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines and wholesale customer base and increased promotional activities, the impact of seasonality on the quarterly results of our wholesale operations in recent years has been limited. Promotional activities, including special dating terms, particularly with respect to Halloween and Christmas products sold to retailers and other distributors in the third quarter, and the introduction of our new everyday products and designs during the fourth quarter result in higher accounts receivables and inventory balances and higher interest costs to support these balances. The retail operations of Party City are subject to substantial seasonal variations. Historically, Party City has realized a significant portion of its net sales, net income and cash flow in the fourth quarter of the year, principally due to the sales in October for the Halloween season and, to a lesser extent, due to sales for end of year holidays. However, operations of Party City are included in the Company's 2005 result of operations for only the eight-day period from the Party City Acquisition Date through December 31, 2005. The following table sets forth our historical revenues, gross profit, income (loss) from operations and net income (loss), by quarter, for 2005 and 2004.

                                                     FOR THE THREE MONTHS ENDED,
                                       ------------------------------------------------------
                                       MARCH 31,   JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                       ---------   --------      -------------   ------------
                                                       (DOLLARS IN THOUSANDS)
2005
Revenues:
   Net sales .......................    $100,376   $101,285         $105,582        $109,983 (a)
   Royalties and franchise fees ....          --         --               --             509 (a)
Gross profit .......................      33,575     32,523           36,022          33,474 (a)
Income from operations .............      13,951     11,602           16,487           6,324 (a)(b)(c)
Net income (loss)...................       4,006      3,621            5,279            (646)(a)(b)(c)

2004
Revenues:
   Net sales .......................    $100,525   $ 96,316         $ 97,834        $104,541
   Royalties and franchise fees ....          --         --               --              --
Gross profit .......................      34,444     30,726           31,744          35,845
Income (loss) from operations ......      14,580     (1,298)(d)       12,270          15,854
Net income (loss) ..................       4,939     (5,127)(d)        2,815           5,047

(a) The results of operations for the fourth quarter of 2005 include the results of Party City for the eight-day period from the Party City Acquisition date through December 31, 2005.

(b) In connection with the Party City Acquisition, we recorded non-recurring expenses of $4.0 million due to the write-off of deferred financing costs associated with the repayment of debt.

(c) The results of operations for the fourth quarter of 2005 include an adjustment to increase depreciation and amortization expense by $1,932, representing the difference between the actual depreciation and amortization expense following the completion of purchase accounting for the 2004 Transactions and the amounts recorded.

(d) In connection with the 2004 Transactions in April 2004, we recorded non-recurring expenses of $11.8 million comprised of $6.2 million of debt retirement costs and the write-off of $5.6 million of deferred financing costs associated with the repayment of debt.

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts for cash and cash equivalents, accounts receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value at December 31, 2005 and 2004 because of the short-term maturity of those instruments or their variable rates of interest.

     The carrying amounts of the Company's $175,000 Senior Sub Notes at December 31, 2005 and 2004 approximated fair value, based on market price. The carrying amounts of the Company's borrowings under the First Term Loan and Second Term Loan at December 31, 2005 and Old Term Loan and Old Term Loan Revolver at December 31, 2004 approximate fair value because such obligations generally bear interest at floating rates. The carrying

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

amounts for other long-term debt approximate fair value at December 31, 2005 and 2004, based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity.

NOTE 20 - DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Risk Management

     As part of the Company's risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations (see Notes 7 and 8). Accordingly, the interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in stockholders' equity (deficit) and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The fair value of the interest rate swap is the estimated amount that the counterparty would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparty.

     To effectively fix the interest rate on a portion of its Old Term Loan (see
Note 8), the Company entered into two interest rate swap agreements with a financial institution during 2004, for an initial aggregate notional amount of $17,425, increasing over three years to $62,597. At December 31, 2004, this hedge had an unrealized net loss of ($184), which was included in accumulated other comprehensive income (loss) (see Note 21). No components of the agreements were excluded in the measurement of hedge effectiveness. As this hedge was 100% effective, there was no current impact on earnings due to hedge ineffectiveness. The fair value of interest rate contracts at December 31, 2004 of ($304) is reported in accrued expenses in the consolidated balance sheet. In 2005, these swap agreements were terminated and the unrealized pre-tax loss of ($304) and net loss of ($184) were recorded in the statement of operations for the year ended December 31, 2005 and eliminated from accumulated other comprehensive income (loss) (see Note 21).

     To effectively fix the interest rate of its $10,000 first lien mortgage note (see Note 8), the Company entered into an interest rate swap agreement with a financial institution for a notional amount of $10,000, agreeing to receive 30-day LIBOR and to pay 5.65%. As this hedge was 100% effective, there was no impact on earnings due to hedge ineffectiveness. On April 30, 2004, in connection with the 2004 Transactions, the first lien mortgage note was paid in full and, as a result, the interest rate swap agreement was terminated at a cost of $674.

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

     At December 31, 2005 and 2004, the Company had foreign currency exchange contracts with notional amounts of $8,456 and $15,400, respectively. The foreign currency exchange contracts are reflected in the consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that a counterparty would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. The fair value adjustment at December 31, 2005 resulted in a gain of $1,220 recorded as other income (see Note 13). In 2004, foreign exchange contracts qualified for hedge accounting treatment, resulting in a net loss of $173, which has been included in accumulated other comprehensive income (loss) for the year ended December 31, 2004 (see Note 21). The fair value of foreign exchange contracts for the year ended December 31, 2005 and 2004 of $183 and ($1,060), respectively, are reported in other current assets and accrued expenses, respectively, in the consolidated balance sheet.

     As of December 31, 2005, the Company did not have any derivative contracts designated as cash flow hedges as defined in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Should we designate these or other contracts in the future as cash flow hedges, they would continue to be recorded at fair value on the balance sheet, but the effective portion of the change in their fair value from the designation date would be reflected in other comprehensive

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

income until their settlement month or until they lost their hedge designation. Derivative financial instruments that qualify for hedge accounting, such as interest rate swaps and foreign currency exchange agreements, are recognized on the consolidated balance sheets at fair value and changes in fair value are recognized periodically in either income or stockholders' equity (as a component of accumulated other comprehensive income).

NOTE 21 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) consisted of the following:

                                                                                                  EIGHT     FOUR
                                                                                                 MONTHS    MONTHS     YEAR
                                                                                    YEAR ENDED    ENDED     ENDED     ENDED
                                                                                     DECEMBER   DECEMBER    APRIL   DECEMBER
                                                                                     31, 2005   31, 2004  30, 2004  31, 2003
                                                                                    ----------  --------  --------  --------
                                                                                                             (PREDECESSOR)
Net income (loss) ................................................................   $12,260     $8,564    $(890)   $17,163
Net change in cumulative translation adjustment ..................................    (2,699)     1,702     (673)     2,161
Change in fair value of available-for-sale securities, net of income tax (benefit)
   of $(14) and $620, respectively ...............................................        --         --      (22)       949
Reclassification adjustment for available-for-sale securities sold during the
   period, net of income tax benefit of $(19) and $(587), respectively ...........        --         --      (28)      (899)
Change in fair value of interest rate swap contracts, net of income tax (benefit)
   of $(120), $54 and $101, respectively .........................................        --       (184)      82        154
Reclassification adjustment for terminated interest rate swap and foreign
   exchange contracts, net of income taxes of $233 and $266 ......................       357         --      408         --
Change in fair value of the foreign exchange contracts, net of income tax
   (benefit) of $(113), $146 and $(148), respectively ............................        --       (173)     224       (226)
                                                                                    --------     ------    -----    -------
                                                                                    $  9,918     $9,909    $(899)   $19,302
                                                                                    ========     ======    =====    =======

     Accumulated other comprehensive income (loss) consisted of the following:

                                                             DECEMBER 31,   DECEMBER 31,
                                                                 2005           2004
                                                             ------------   ------------
Cumulative translation adjustment ........................      $(997)         $1,702
Interest rate swap contracts, net of income tax benefit
   of $(120) .............................................         --            (184)
Foreign exchange contracts, net of income tax benefit
   of $(113) .............................................         --            (173)
                                                                -----          ------
   Total accumulated other comprehensive (loss) income ...      $(997)         $1,345
                                                                =====          ======

NOTE 22 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

     On December 23, 2005, in connection with the 2005 Acquisition, the Company repaid all borrowings under the Old Term Loan. The Company financed the acquisition with (i) the Equity Investment of $166,425, (ii) the First Term Loan of $325,000, which includes the $85,000 First Term Loan Revolver, (iii) borrowings under the Second Term Loan of $60,000, and (iv) cash on-hand of $20,365. In addition, the $175,000 of Senior Sub Notes from the 2004 Transactions remains outstanding as of December 31, 2005.

     Borrowings under the Senior Sub Notes, First Term, First Term Loan Revolver and Second Term Loan and are guaranteed jointly and severally, fully and unconditionally, by the following wholly-owned domestic subsidiaries of the Company (the "Guarantors"):

          -    Amscan Inc.

          -    Am-Source, LLC

          -    Anagram International, Inc.

          -    Anagram International Holdings, Inc.

          -    Anagram International, LLC

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

          -    M&D Industries, Inc.

          -    Party City Corporation

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

          -    Amscan (Asia-Pacific) Pty. Ltd.

          -    Amscan Partyartikel GmbH

          -    Amscan de Mexico, S.A. de C.V.

          -    Anagram International (Japan) Co., Ltd.

          -    Anagram Espana, S.A.

          -    Anagram France S.C.S.

          -    JCS Hong Kong Ltd.

     The following consolidating information presents consolidating balance sheets as of December 31, 2005 and 2004, and the related consolidating statements of operations and cash flows for the year ended December 31, 2005, and the eight months ended December 31, 2004 and the four months ended April 30, 2004 (Predecessor) and the year ended December 31, 2003 (Predecessor) for the combined Guarantors and the combined Non-guarantors and elimination entries necessary to consolidate the entities comprising the combined companies.

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2005
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                      AAH AND COMBINED      COMBINED
                                                         GUARANTORS      NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                      ----------------   --------------   ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents ......................      $    7,695         $ 1,050                       $    8,745
   Accounts receivable, net .......................          71,234          11,795                           83,029
   Inventories, net ...............................         175,087          13,955         $   (585)        188,457
   Prepaid expenses and other current assets ......          37,851           1,710                           39,561
                                                         ----------         -------         --------      ----------
      Total current assets ........................         291,867          28,510             (585)        319,792
   Property, plant and equipment, net .............         147,340           2,297                          150,877
   Goodwill, net ..................................         501,985           3,746                          505,731
   Trade names ....................................          68,500              --                           68,500
   Other intangible assets, net ...................          48,699              --                           48,699
   Other assets ...................................          52,650           5,448          (32,750)         25,348
                                                         ----------         -------         --------      ----------
      Total assets ................................      $1,112,281         $40,001         $(33,335)     $1,118,947
                                                         ==========         =======         ========      ==========

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...............................      $  102,259         $ 3,528                       $  105,787
   Accrued expenses ...............................          46,093           4,713                           50,806
   Income taxes payable ...........................           3,331             168         $   (112)          3,387
   Current portion of long-term obligations .......           2,438             205                            2,643
                                                         ----------         -------         --------      ----------
      Total current liabilities ...................         154,121           8,614             (112)        162,623
Long-term obligations, excluding current portion ..         561,366             201                          561,567
Non-current deferred income tax liabilities .......          63,164             618                           63,782
Deferred rent and other long-term liabilities .....           5,553          30,552          (32,761)          3,344
                                                         ----------         -------         --------      ----------
      Total liabilities ...........................         784,204          39,985          (32,873)        791,316
Redeemable common securities ......................           6,821              --                            6,821

Commitments and contingencies .....................

Stockholders' equity:
   Common stock ...................................              --             339             (339)             --
   Additional paid-in capital .....................         300,983              --                          300,983
   Retained earnings ..............................          21,270            (243)            (203)         20,824
   Accumulated other comprehensive (loss) income ..            (997)            (80)              80            (997)
                                                         ----------         -------         --------      ----------
      Total stockholders' equity ..................         321,256              16             (462)        320,810
                                                         ----------         -------         --------      ----------
      Total liabilities, redeemable common
         securities and stockholders' equity ......      $1,112,281         $40,001         $(33,335)     $1,118,947
                                                         ==========         =======         ========      ==========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2004
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                      AAH AND COMBINED      COMBINED
                                                         GUARANTORS      NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                      ----------------   --------------   ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents.......................       $  3,153           $ 1,099                       $  4,252
   Accounts receivable, net........................         72,353            11,615                         83,968
   Inventories, net................................         77,386            11,052        $   (279)        88,159
   Prepaid expenses and other current assets.......         13,914             1,327                         15,241
                                                          --------           -------        --------       --------
      Total current assets.........................        166,806            25,093            (279)       191,620
   Property, plant and equipment, net..............         94,179             1,955                         96,134
   Goodwill, net...................................        277,699             5,222                        282,921
   Trade names.....................................         33,500                --                         33,500
   Other intangible assets, net....................         23,289                --                         23,289
   Other assets....................................         41,875             3,331         (25,404)        19,802
                                                          --------           -------        --------       --------
      Total assets.................................       $637,348           $35,601        $(25,683)      $647,266
                                                          ========           =======        ========       ========

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Loans and notes payable.........................       $  2,025           $    --                       $  2,025
   Accounts payable................................         34,918             1,924                         36,842
   Accrued expenses................................         14,425             6,555                         20,980
   Income taxes payable............................          2,319               302        $    (27)         2,594
   Current portion of long-term obligations........          2,627               180                          2,807
                                                          --------           -------        --------       --------
      Total current liabilities....................         56,314             8,961             (27)        65,248
Long-term obligations, excluding current portion...        384,802               191                        384,993
Non-current deferred income tax liabilities........         43,175                --                         43,175
Deferred rent and other long-term liabilities......          2,372            23,310         (22,265)         3,417
                                                          --------           -------        --------       --------
      Total liabilities............................        486,663            32,462         (22,292)       496,833
Redeemable common securities.......................          3,705                --               --         3,705
Commitments and contingencies......................

Stockholders' equity:
   Common stock....................................            --                339            (339)            --
   Additional paid-in capital......................        136,819                --                        136,819
   Retained earnings...............................          8,816             1,384          (1,636)         8,564
   Accumulated other comprehensive (loss) income...          1,345             1,416          (1,416)         1,345
                                                          --------           -------        --------       --------
      Total stockholders' equity...................        146,980             3,139          (3,391)       146,728
                                                          --------           -------        --------       --------
      Total liabilities, redeemable common
         securities and stockholders' equity.......       $637,348           $35,601        $(25,683)      $647,266
                                                          ========           =======        ========       ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR YEAR ENDED DECEMBER 31, 2005
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                            AAH AND COMBINED      COMBINED
                                                               GUARANTORS      NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                            ----------------   --------------   ------------   ------------
Revenues:
   Net sales.............................................       $376,659          $60,425         $(19,858)      $417,226
   Royalties and franchise fees..........................            509               --                             509
                                                                --------          -------         --------       --------
      Total revenues.....................................        377,168           60,425          (19,858)       417,735

Total expenses:
   Cost of sales.........................................        261,210           39,974          (19,552)       281,632
   Selling expenses......................................         28,756            7,425                          36,181
   Retail operating expenses.............................          1,824               --                           1,824
   Franchise expenses....................................            779               --                             779
   General and administrative expenses...................         29,980            7,366           (1,320)        36,026
   Art and development costs.............................          8,941               --                           8,941
   Non-recurring expenses................................          3,988               --                           3,988
                                                                --------          -------         --------       --------
      Total expenses.....................................        335,478           54,765          (20,872)       369,371
                                                                --------          -------         --------       --------
         Income from operations..........................         41,690            5,660            1,014         48,364

Interest expense, net....................................         31,774              133                          31,907
   Other (income) loss, net..............................         (6,062)            (994)           6,292           (764)
                                                                --------          -------         --------       --------
      Income before income taxes and minority interests..         15,978            6,521           (5,278)        17,221
         Income tax expense (benefit)....................          3,524            1,528             (112)         4,940
         Minority interests..............................             --               21                              21
                                                                --------          -------         --------       --------
         Net income (loss)...............................       $ 12,454          $ 4,972         $ (5,166)      $ 12,260
                                                                ========          =======         ========       ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE EIGHT MONTHS ENDED DECEMBER 31, 2004
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                            AAH AND COMBINED      COMBINED
                                                               GUARANTORS      NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                            ----------------   --------------   ------------   ------------
Revenues:
   Net sales.............................................       $239,272          $37,823         $(11,539)      $265,556
   Cost of sales.........................................        165,028           24,746          (11,564)       178,210
                                                                --------          -------         --------       --------
      Gross profit.......................................         74,244           13,077               25         87,346
Operating expenses:
   Selling expenses......................................         18,959            4,570                          23,529
   General and administrative expenses...................         18,679            4,919             (880)        22,718
   Art and development costs.............................          6,713               --                           6,713
                                                                --------          -------         --------       --------
      Total operating expenses...........................         44,351            9,489             (880)        52,960
                                                                --------          -------         --------       --------
         Income from operations..........................         29,893            3,588              905         34,386
Interest expense, net ...................................         19,022              102                          19,124
Other (income) loss, net.................................         (2,385)             (80)           3,347            882
                                                                --------          -------         --------       --------
      Income before income taxes and minority interests..         13,256            3,566           (2,442)        14,380
Income tax expense.......................................          4,707              962               10          5,679
Minority interests.......................................             --              137                             137
                                                                --------          -------         --------       --------
      Net income (loss)..................................       $  8,549          $ 2,467         $ (2,452)      $  8,564
                                                                --------          -------         --------       --------

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE FOUR MONTHS ENDED APRIL 30, 2004
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    AAH AND COMBINED      COMBINED
                                                                       GUARANTORS      NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                                    ----------------   --------------   ------------   ------------
Net sales .......................................................       $121,426           $17,721        $(5,487)       $133,660
   Cost of sales ................................................         81,845            11,796         (5,394)         88,247
                                                                        --------           -------        -------        --------
      Gross profit ..............................................         39,581             5,925            (93)         45,413
Operating expenses:
   Selling expenses .............................................         10,095             2,335                         12,430
   General and administrative expenses ..........................          8,880             2,434           (440)         10,874
   Art and development costs ....................................          3,332                --                          3,332
   Non-recurring expenses .......................................         11,757                --                         11,757
                                                                        --------           -------        -------        --------
      Total operating expenses ..................................         34,064             4,769           (440)         38,393
                                                                        --------           -------        -------        --------
      Income from operations ....................................          5,517             1,156            347           7,020
Interest expense, net ...........................................          8,320                64                          8,384
   Other income (loss), net .....................................         (1,105)              (39)         1,175              31
                                                                        --------           -------        -------        --------
      (Loss) income before income taxes and minority interests ..         (1,698)            1,131           (828)         (1,395)
Income tax (benefit) expense ....................................           (864)              350            (37)           (551)
Minority interests ..............................................             --                46                             46
                                                                        --------           -------        -------        --------
      Net (loss) income .........................................           (834)              735           (791)           (890)
      Dividend on redeemable convertible preferred stock ........            136                --                            136
                                                                        --------           -------        -------        --------
      Net (loss) income applicable to common shares .............          $(970)          $   735        $  (791)       $ (1,026)
                                                                        ========           =======        =======        ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                              AAH AND COMBINED      COMBINED
                                                                 GUARANTORS      NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                              ----------------   --------------   ------------   ------------
Net sales .................................................       $367,108           $56,241        $(20,533)      $402,816
   Cost of sales ..........................................        250,242            39,456         (20,573)       269,125
                                                                  --------           -------        --------       --------
      Gross profit ........................................        116,866            16,785              40        133,691
Operating expenses:
   Selling expenses .......................................         30,296             6,219                         36,515
   General and administrative expenses ....................         28,854             6,859          (1,200)        34,513
   Art and development costs ..............................          9,395                --                          9,395
   Restructuring charges ..................................            980                27                          1,007
                                                                  --------           -------        --------       --------
      Total operating expenses ............................         69,525            13,105          (1,200)        81,430
                                                                  --------           -------        --------       --------
      Income from operations ..............................         47,341             3,680           1,240         52,261
Interest expense, net .....................................         25,610               758                         26,368
   Other (income) expense, net ............................         (4,414)              136           2,844         (1,434)
                                                                  --------           -------        --------       --------
      Income before income taxes and minority interests ...         26,145             2,786          (1,604)        27,327
Income tax expense ........................................          9,022             1,043                         10,065
Minority interests ........................................             --                99                             99
                                                                  --------           -------        --------       --------
      Net income (loss) ...................................         17,123             1,644          (1,604)        17,163
      Dividend on redeemable convertible preferred stock ..            399                --                            399
                                                                  --------           -------        --------       --------
      Net income (loss) applicable to common shares .......        $16,724           $ 1,644        $ (1,604)      $ 16,764
                                                                  ========           =======        ========       ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR YEAR ENDED DECEMBER 31, 2005
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          AAH AND
                                                                         COMBINED       COMBINED
                                                                        GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                                        ----------   --------------   ------------   ------------
Cash flows provided by operating activities:
   Net income (loss) ................................................    $  12,454       $ 4,972         $(5,166)      $  12,260
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization expense .........................       17,924           678                          18,602
      Amortization of deferred financing costs ......................        1,582            --                           1,582
      Deferred rent .................................................           32            --                              32
      Provision for doubtful accounts ...............................          627           168                             795
      Deferred income tax expense (benefit) .........................        1,242             1                           1,243
      (Gain) loss on disposal of property, plant and equipment ......           30             4                              34
      Undistributed loss in unconsolidated joint venture ............          987            --                             987
      Write-off of deferred financing costs .........................        3,988            --                           3,988
      Equity based compensation .....................................          335            --                             335
      Changes in operating assets and liabilities, net of
         acquisitions:
         Increase in accounts receivable ............................         (847)         (307)                         (1,154)
         (Increase) decrease in inventories .........................      (16,038)       (2,903)            306         (18,635)
         Decrease (increase) in prepaid expenses, other current
            assets and other, net ...................................        1,009          (383)                            626
         (Decrease) increase in accounts payable, accrued expenses,
            income taxes payable and other liabilities ..............      (10,933)          864           4,860          (5,209)
                                                                         ---------       -------         -------       ---------
         Net cash provided by operating activities ..................       12,392         3,094              --          15,486
Cash flows used in investing activities:
      Cash paid in connection with Party City Acquisition ...........     (325,562)           --                        (325,562)
      Capital expenditures ..........................................      (16,119)         (932)                        (17,051)
      Proceeds from disposal of property, plant and equipment .......           22            66                              88
                                                                         ---------       -------         -------       ---------
         Net cash used in investing activities ......................     (341,659)         (866)                       (342,525)
Cash flows provided by (used in) financing activities ...............
      Proceeds from loans, notes payable and long-term
         obligations, net of debt issuance costs ....................      372,813            --                         372,813
      Repayment of loans, notes payable and long-term obligations ...     (206,155)         (217)                       (206,372)
      Capital contributions .........................................      167,049            --                         167,049
      Purchase of common stock from officers ........................         (109)           --                            (109)
                                                                         ---------       -------         -------       ---------
         Net cash provided by (used in) financing activities ........      333,598          (217)                        333,381
      Effect of exchange rate changes on cash and cash equivalents ..          211        (2,060)                         (1,849)
                                                                         ---------       -------         -------       ---------
         Net increase (decrease) in cash and cash equivalents .......        4,542           (49)                          4,493
      Cash and cash equivalents at beginning of period ..............        3,153         1,099                           4,252
                                                                         ---------       -------         -------       ---------
      Cash and cash equivalents at end of period ....................    $   7,695       $ 1,050         $             $   8,745
                                                                         =========       =======         =======       =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE EIGHT MONTHS ENDED DECEMBER 31, 2004
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                           AAH AND
                                                                          COMBINED       COMBINED
                                                                         GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                                         ----------   --------------   ------------   ------------
Cash flows provided by (used in) operating activities:
   Net income ........................................................    $   8,549       $ 2,467        $(2,452)       $   8,564
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities
      Depreciation and amortization expense ..........................        9,070           449                           9,519
      Amortization of deferred financing costs .......................        1,022            --                           1,022
      Provision for doubtful accounts ................................          975           333                           1,308
      Deferred income tax benefit ....................................        3,638            --                           3,638
      Gain on disposal of equipment ..................................           (1)           (3)                             (4)
      Undistributed loss in unconsolidated joint venture .............        1,168            --                           1,168
      Changes in operating assets and liabilities:
         Decrease in accounts receivable .............................        1,350           202                           1,552
         Increase in inventories, net ................................       (4,571)       (1,998)           (25)          (6,594)
         (Increase) decrease in prepaid expenses, other current
         assets and other, net .......................................          (56)       (2,938)         2,467             (527)
         Increase in accounts payable, accrued expenses
            and income taxes payable .................................        4,212           894             10            5,116
                                                                          ---------       -------        -------        ---------
               Net cash provided by (used in) operating activities ...       25,356          (594)                         24,762
  Cash flows used in investing activities:
      Cash paid to consummate the 2004 Transactions ..................     (529,982)           --                        (529,982)
      Capital expenditures ...........................................       (7,384)         (325)                         (7,709)
      Proceeds from disposal of property and equipment ...............          160           399                             559
                                                                          ---------       -------        -------        ---------
               Net cash used in investing activities .................     (537,206)           74                        (537,132)
  Cash flows provided by (used in) financing activities:
      Proceeds from loans, notes payable and long-term obligations,
         net of debt issuance costs of $12,705 .......................      368,941            --                         368,941
      Repayment of loans, notes payable and long-term obligations ....       (1,651)         (117)                         (1,768)
      Capital contributions in connection with the 2004
         Transactions ................................................      139,024            --                         139,024
                                                                          ---------       -------        -------        ---------
               Net cash provided by (used in) financing activities ...      506,314          (117)                        506,197
   Effect of exchange rate changes on cash and cash equivalents ......           43         1,145                           1,188
                                                                          ---------       -------        -------        ---------
   Net (decrease) increase in cash and cash equivalents ..............       (5,493)          508                          (4,985)
   Cash and cash equivalents at beginning of period ..................        8,646           591                           9,237
                                                                          ---------       -------        -------        ---------
   Cash and cash equivalents at end of period ........................    $   3,153       $ 1,099        $              $   4,252
                                                                          =========       =======        =======        =========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE FOUR MONTHS ENDED APRIL 30, 2004
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                           AAH AND
                                                                          COMBINED       COMBINED
                                                                         GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                                         ----------   --------------   ------------   ------------
Cash flows provided by operating activities:
   Net (loss) income .................................................    $   (834)       $   735        $  (791)       $   (890)
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
      Depreciation and amortization expense ..........................       5,076            220                          5,296
      Amortization of deferred financing costs .......................         709             --                            709
      Amortization of restricted Common Stock award ..................          52             --                             52
      Provision for doubtful accounts ................................         600            129                            729
      Deferred income tax benefit ....................................      (2,220)            --                         (2,220)
      Gain on disposal of equipment ..................................          --            (35)                           (35)
      Undistributed loss in unconsolidated joint venture .............          89             --                             89
      Debt retirement costs incurred in connection with the 2004
         Transactions ................................................       6,209             --                          6,209
      Write-off of deferred financing costs ..........................       5,548             --                          5,548
      Gain on sale of available-for-sale securities ..................         (47)            --                            (47)
      Changes in operating assets and liabilities:
         Increase in accounts receivable .............................     (13,843)        (1,404)                       (15,247)
         Decrease in inventories, net ................................       5,833            303             93           6,229
         (Increase) decrease in prepaid expenses and other
            current assets ...........................................      (2,400)           664            735          (1,001)
         Increase (decrease) in accounts payable, accrued expenses
            and income taxes payable .................................       3,663            365            (37)          3,991
                                                                          --------        -------        -------        --------
            Net cash provided by operating activities ................       8,435            977                          9,412
   Cash flows used in investing activities:
      Capital expenditures............................................      (3,205)          (521)                        (3,726)
      Proceeds from sale of available-for-sale securities ............          65             --                             65
      Proceeds from disposal of property and equipment ...............          --             53                             53
                                                                          --------        -------        -------        --------
            Net cash used in investing activities ....................      (3,140)          (468)                        (3,608)
   Cash flows used in financing activities:
      Repayment of loans, notes payable and long-term obligations ....     (21,184)           (67)                       (21,251)
      Debt retirement costs paid in connection with the 2004
         Transactions ................................................      (6,209)            --                         (6,209)
      Repayment of note receivable from stockholder ..................          25             --                             25
                                                                          --------        -------        -------        --------
            Net cash used in financing activities ....................     (27,368)           (67)                       (27,435)
   Effect of exchange rate changes on cash and cash equivalents ......         (21)          (573)                          (594)
                                                                          --------        -------        -------        --------
   Net decrease in cash and cash equivalents .........................     (22,094)          (131)                       (22,225)
   Cash and cash equivalents at beginning of period ..................      30,740            722                         31,462
                                                                          --------        -------        -------        --------
   Cash and cash equivalents at end of period ........................    $  8,646        $   591        $              $  9,237
                                                                          ========        =======        =======        ========

                              AMSCAN HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS; EXCEPT PER SHARE)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                  (PREDECESSOR)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                         AAH AND     COMBINED
                                                                        COMBINED       NON-
                                                                       GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                                       ----------   ----------   ------------   ------------
Cash flows provided by (used in) operating activities:
   Net income ......................................................    $ 17,123     $ 1,644       $(1,604)       $ 17,163
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization ................................      15,540         579                        16,119
      Amortization of deferred financing costs .....................       2,131          --                         2,131
      Loss on disposal of property, plant and equipment ............         109          13                           122
      Provision for doubtful accounts ..............................       2,515          73                         2,588
      Amortization of restricted Common Stock awards ...............         168          --                           168
      Gain on sale of available-for-sale securities ................      (1,486)         --                        (1,486)
      Non-cash restructuring charges ...............................         104          --                           104
      Deferred income tax provision ................................       5,231          --                         5,231
      Changes in operating assets and liabilities:
         Increase in accounts receivables ..........................        (972)     (2,656)                       (3,628)
         Decrease (increase) in inventories ........................       7,553        (400)          (40)          7,113
         Decrease (increase) in prepaid expenses, other
            current assets and other, net ..........................       1,337        (731)        1,644           2,250
         Increase (decrease) in accounts payable, accrued
            expenses and income taxes payable ......................      (6,547)        834                        (5,713)
                                                                        --------     -------       -------        --------
            Net cash provided by (used in) operating activities ....      42,806        (644)                       42,162
Cash flows used in investing activities:
   Capital expenditures ............................................     (11,660)       (865)                      (12,525)
   Proceeds from sale of available-for-sale securities .............       2,005          --                         2,005
   Proceeds from disposal of property, plant and equipment .........         117          87                           204
                                                                        --------     -------       -------        --------
            Net cash used in investing activities ..................      (9,538)       (778)                      (10,316)
Cash flows used in financing activities:
   Proceeds from exercise of Common Stock options ..................         831          --                           831
   Repayment of loans, notes payable and long-term obligations .....      (3,530)       (193)                       (3,723)
   Purchase of Common Stock from officers ..........................      (3,300)         --                        (3,300)
   Repayment of notes receivable from officers .....................       1,990          --                         1,990
                                                                        --------     -------       -------        --------
            Net cash used in financing activities ..................      (4,009)       (193)                       (4,202)
Effect of exchange rate changes on cash and cash equivalents .......          (2)      1,420                         1,418
                                                                        --------     -------       -------        --------
Net increase (decrease) in cash and cash equivalents ...............      29,257        (195)                       29,062
Cash and cash equivalents at beginning of year .....................       1,483         917                         2,400
                                                                        --------     -------       -------        --------
Cash and cash equivalents at end of year ...........................    $ 30,740     $   722       $              $ 31,462
                                                                        ========     =======       =======        ========

                                   SCHEDULE II
                              AMSCAN HOLDINGS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED DECEMBER 31, 2005, EIGHT MONTHS ENDED DECEMBER 31, 2004, FOUR MONTHS
              ENDED APRIL 30, 2004 AND YEAR ENDED DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)

                                                      BEGINNING
                                                       BALANCE    WRITE-OFFS   ADDITIONS   ENDING BALANCE
                                                      ---------   ----------   ---------   --------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
   Predecessor
   For the year ended December 31, 2003 ..........      $5,127      $4,890       $2,588        $2,825
   For the four months ended April 30, 2004 ......       2,825         444          729         3,110
   For the eight months ended December 31, 2004...       3,110       1,811        1,294         2,593
   For the year ended December 31, 2005 ..........       2,593       1,590          795         1,798

INVENTORY RESERVES::
   Predecessor
   For the year ended December 31, 2003 ..........      $3,378      $2,267       $1,614        $2,725
   For the four months ended April 30, 2004 ......       2,725         277          583         3,031
   For the eight months ended December 31, 2004 ..          --          --          984           984
   For the year ended December 31, 2005 ..........         984       1,859        3,061         2,186