Form 10-Q
period 2006-03-31
AMSCAN HOLDINGS INC
filed 2006-05-15
CIK 1024729

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-21827

                                   ----------

                              AMSCAN HOLDINGS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                     13-3911462
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

80 GRASSLANDS ROAD ELMSFORD, NY                             10523
(Address of Principal Executive                          (Zip Code)
            Offices)

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

Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

     As of May 15, 2006, 1,000.00 shares of Registrant's common stock, par value $0.10, were outstanding.

================================================================================

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-Q

                                 MARCH 31, 2006

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                      PART I

ITEM 1   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets at March 31, 2006 and
            December 31, 2005 ...........................................     3

         Condensed Consolidated Statements of Operations for the Three
            Months Ended March 31, 2006 and 2005 ........................     4

         Condensed Consolidated Statement of Stockholders' Equity for the
            Three Months Ended March 31, 2006............................     5

         Condensed Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 2006 and 2005.........................     6

         Notes to Condensed Consolidated Financial Statements............     7

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS........................................    20

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......    26

ITEM 4   CONTROLS AND PROCEDURES.........................................    26

                                      PART II

ITEM 6   EXHIBITS........................................................    27

SIGNATURE................................................................    28

     References throughout this document to "Amscan," "AHI," and the "Company" include Amscan Holdings Inc. and its wholly owned subsidiaries. In this document the words "we," "our," "ours" and "us" refer only to the Company and its wholly owned subsidiaries and not to any other person.

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

                              AMSCAN HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      MARCH 31,    DECEMBER 31,
                                                                         2006          2005
                                                                     -----------   ------------
                                                                     (UNAUDITED)      (NOTE)
ASSETS
Current assets:
   Cash and cash equivalents .....................................    $    1,933   $    8,745
   Accounts receivable, net of allowances ........................        99,883       83,029
   Inventories, net of allowances ................................       188,694      188,457
   Prepaid expenses and other current assets .....................        43,759       39,561
                                                                      ----------   ----------
      Total current assets .......................................       334,269      319,792
Property, plant and equipment, net ...............................       150,356      150,877
Goodwill .........................................................       506,035      505,731
Tradenames .......................................................        68,500       68,500
Other intangible assets, net .....................................        46,836       48,699
Other assets, net ................................................        24,813       25,348
                                                                      ----------   ----------
      Total assets ...............................................    $1,130,809   $1,118,947
                                                                      ==========   ==========

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Loans and notes payable .......................................    $   43,325   $       --
   Accounts payable ..............................................        78,958      105,787
   Accrued expenses ..............................................        54,312       50,806
   Income taxes payable ..........................................         2,871        3,387
   Current portion of long-term obligations ......................         3,464        2,643
                                                                      ----------   ----------
      Total current liabilities ..................................       182,930      162,623
Long-term obligations, excluding current portion .................       560,715      561,567
Deferred income tax liabilities ..................................        62,893       63,782
Other ............................................................         3,751        3,344
                                                                      ----------   ----------
      Total liabilities ..........................................       810,289      791,316

Redeemable common securities .....................................         6,821        6,821

Commitments and contingencies ....................................

Stockholders' equity:
   Common Stock ($0.01 par value; 40,000.00 shares authorized;
      27,882.73 shares issued and outstanding at March 31, 2006
      and December 31, 2005) .....................................            --           --
   Additional paid-in capital ....................................       301,094      300,983
   Retained earnings .............................................        13,667       20,824
   Accumulated other comprehensive loss ..........................        (1,062)        (997)
                                                                      ----------   ----------
      Total stockholders' equity .................................       313,699      320,810
                                                                      ----------   ----------
      Total liabilities, redeemable common securities and
         stockholders' equity ....................................    $1,130,809   $1,118,947
                                                                      ==========   ==========

Note: The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date (see Note 3).

     See accompanying notes to condensed consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                     2006       2005
                                                                  ---------   --------
Revenues:
   Net sales ..............................................       $ 204,183   $100,376
   Royalties and franchise fees ...........................           4,157         --
                                                                  ---------   --------
      Total revenues ......................................         208,340    100,376

 Expenses:
   Cost of sales ..........................................         148,667     66,801
   Selling expenses .......................................           9,175      8,984
   Retail operating expenses ..............................          24,199         --
   Franchise expenses .....................................           2,837         --
   General and administrative expenses ....................          19,778      8,378
   Art and development costs ..............................           2,482      2,262
                                                                  ---------   --------
      Total expenses ......................................         207,138     86,425
                                                                  ---------   --------
         Income from operations ...........................           1,202     13,951

Interest expense, net .....................................          13,223      7,527
Other (income) loss, net ..................................            (275)        59
                                                                  ---------   --------
   (Loss) income before income taxes and minority
      interests ...........................................         (11,746)     6,365

Income tax (benefit) expense ..............................          (4,659)     2,355
Minority interests ........................................              70          4
                                                                  ---------   --------
   Net (loss) income ......................................       $  (7,157)  $  4,006
                                                                  =========   ========

     See accompanying notes to condensed consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2006
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                        ACCUMULATED
                                                                               ADDITIONAL                  OTHER
                                                            COMMON    COMMON     PAID-IN    RETAINED   COMPREHENSIVE
                                                            SHARES     STOCK     CAPITAL    EARNINGS        LOSS         TOTAL
                                                          ---------   ------   ----------   --------   -------------   --------
Balance at December 31, 2005...........................   27,882.73    $ --     $300,983     $20,824      $ (997)      $320,810
   Net loss............................................                                       (7,157)                    (7,157)
   Net change in cumulative translation adjustment.....                                                     (148)          (148)
   Change in fair value of interest rate swap
      contracts, net of  income tax expense ...........                                                       83             83
                                                                                                                       --------
         Comprehensive loss............................                                                                  (7,222)
   Stock option compensation expense...................                              111                                    111
                                                          ---------     ---     --------     -------      -------      --------
Balance at March 31, 2006..............................   27,882.73    $ --     $301,094     $13,667      $(1,062)     $313,699
                                                          =========    ====     ========     =======      =======      ========

                              AMSCAN HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                                     2006      2005
                                                                                   -------   -------
Cash flows (used in) provided by operating activities:
   Net (loss) income.......................................................        $(7,157)  $ 4,006
   Adjustments to reconcile net (loss) income to net cash (used in)
      provided by operating activities:
      Depreciation and amortization expense................................          9,560     3,744
      Amortization of deferred financing costs.............................            644       369
      Provision for doubtful accounts......................................            281       258
      Deferred income tax (benefit) expense................................           (868)    2,067
      Undistributed (gain) loss in unconsolidated joint venture............           (325)       63
      Loss on disposal of equipment........................................             26        --
      Equity based compensation............................................            111        --
      Changes in operating assets and liabilities:
         Increase in accounts receivable...................................        (15,178)   (7,096)
         Increase in inventories...........................................           (237)   (4,458)
         Increase in prepaid expenses and other current assets.............         (1,497)   (2,082)
         (Decrease) increase in accounts payable, accrued
            expenses and income taxes payable..............................        (28,098)    3,606
      Other, net...........................................................             --        12
                                                                                   -------   -------
         Net cash (used in) provided by operating activities...............        (42,738)      489
Cash flows used in investing activities:
   Cash paid in connection with the acquisition of Party City Corporation..           (222)       --
   Capital expenditures....................................................         (7,211)   (2,778)
   Proceeds from disposal of property and equipment........................            492        --
                                                                                   -------   -------
         Net cash used in investing activities.............................         (6,941)   (2,778)
Cash flows provided by financing activities:
   Repayment of loans, notes payable and long-term obligations.............           (239)     (690)
   Proceeds from short-term obligations....................................         43,325     1,300
   Purchase and retirement of redeemable Common Stock
      held by a former employee............................................             --      (104)
                                                                                   -------   -------
         Net cash provided by financing activities.........................         43,086       506
Effect of exchange rate changes on cash and cash equivalents...............           (219)     (419)
                                                                                   -------   -------
         Net decrease in cash and cash equivalents.........................         (6,812)   (2,202)
Cash and cash equivalents at beginning of period...........................          8,745     4,252
                                                                                   -------   -------
Cash and cash equivalents at end of period.................................        $ 1,933   $ 2,050
                                                                                   =======   =======
Supplemental Disclosures:
         Interest paid.....................................................        $ 6,087   $ 3,327
         Income taxes paid.................................................          1,333       537

     See accompanying notes to condensed consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

     Amscan Holdings, Inc. ("Amscan", "AHI" or the "Company") was incorporated on October 3, 1996 for the purpose of becoming the holding company for Amscan Inc. and certain affiliated entities. The Company designs, manufactures, contracts for manufacture and distributes party goods, including metallic balloons, gifts and stationery, throughout the world, including in North America, South America, Europe, Asia and Australia. In addition, through the Party City Acquisition (defined hereafter) in December 2005, the Company operates retail party supply superstores within the United States and sells franchises on an individual store and franchise area basis throughout the United States and Puerto Rico.

NOTE 2 - THE PARTY CITY ACQUISITION

     On December 23, 2005 (the "Party City Acquisition Date"), the Company completed the acquisition of Party City Corporation ("Party City") pursuant to the Agreement and Plan of Merger (the "Party City Acquisition") , dated September 26, 2005 (as amended, the "Acquisition Agreement"), by and among the Company, Party City and BWP Acquisition, Inc. ("BWP"), a Delaware corporation and a wholly-owned subsidiary of the Company. Pursuant to the terms of the Acquisition Agreement, BWP merged with and into Party City, with Party City continuing as the surviving corporation. Each share of common stock of Party City outstanding at the Party City Acquisition Date was cancelled and converted into the right to receive $17.50 in cash, without interest. Prior to the acquisition, Party City settled all outstanding stock options and warrants at the spread between $17.50 and their exercise price. Transaction costs associated with the Party City Acquisition totaled $9,592.

     Financing for the Party City Acquisition, including the repayment of the Company's borrowings under its 2004 Senior Secured Credit Facility, was provided by: (i) an equity investment of $166,425 (the "Equity Investment") in the Company's parent, AAH Holdings Corporation ("AAH"), a Delaware Corporation jointly controlled by funds affiliated with Berkshire Partners, LLC and Weston Presidio (together the "Principal Investors"), (ii) borrowings under a First Lien Credit Agreement (the "First Lien Credit Agreement") consisting of a $325,000 term loan (net of an original issue discount of $3,250) (the "First Term Loan") and a committed revolving credit facility in an aggregate principal amount of $85,000 (the "First Term Loan Revolver"), (iii) borrowings under a Second Lien Credit Agreement (the "Second Lien Credit Agreement," and, together with the First Lien Credit Agreement, the "Credit Agreements") consisting of a $60,000 term loan (net of an original issue discount of $1,500) (the "Second Term Loan") and (iv) cash on-hand of $20,365. Deferred financing costs associated with the Credit Agreements totaled $7,437.

     The Equity Investment consisted of the sale of 13,868.75 shares of AAH common stock to funds affiliated with Berkshire Partners, LLC and Weston Presidio, certain members of management and certain other investors.

     The excess of the Party City purchase price over the tangible net assets acquired has been allocated to intangible assets consisting of franchise licenses ($30,000) and other intangibles ($261), each of which is being amortized using the straight-line method over the assets' estimated useful life (15 to 17 years), and trade names ($35,000) and goodwill ($222,499), which are not being amortized. The acquisition was structured as a purchase of common stock and, accordingly, the amortization of intangible assets is not deductible for income tax purposes. The allocation of the purchase price is based, in-part, on our preliminary estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. Independent valuation specialists are currently conducting a valuation of the net assets acquired as of the Party City Acquisition Date to assist management with the final determination of fair value.

     The following unaudited pro forma information assumes the Party City Acquisition had occurred on January 1, 2005. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the Party City Acquisition occurred on January 1, 2005, nor is it necessarily indicative of the Company's future results:

                                                               THREE MONTH ENDED
                                                                 MARCH 31, 2005
                                                               -----------------
Total revenues .............................................       $ 186,493
Net loss ...................................................          (8,716)

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     The pro forma net loss reflects the following items: (i) adjustments to interest expense from new borrowings related to the Party City Acquisition and the elimination of historical interest on debt repaid in connection therewith,
(ii) the elimination of non-recurring expenses related to the Party City Acquisition, (iii) adjustments to amortization expense arising from the valuation of amortizable intangible assets, as a result of a preliminary purchase price allocation , and (vi) the related income tax effects of the above items based upon a pro forma effective income tax rate of 37.0%.

NOTE 3 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements as of March 31, 2006 and December 31, 2005 and for the three month periods ended March 31, 2006 and 2005 include the accounts of the Company and its majority-owned and controlled entities. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. Our business is subject to substantial seasonal variations, as our retail segment has realized a significant portion of its net sales, cash flow and net income in the fourth quarter of each year, principally due to the sales in October for the Halloween season and, to a lesser extent, due to holiday sales at the end of the calendar year. We expect that this general pattern will continue. Our results of operations may also be affected by industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

     Prior to its acquisition, Party City defined a fiscal year as the 52-week period or 53-week period ended nearest June 30 of each year. Party City defined its fiscal quarters as the four interim 13-week periods following the end of the previous fiscal year, except in the case of a 53-week fiscal year when the fourth fiscal quarter is extended to 14 weeks. Following the acquisition, Party City's fiscal year and related fiscal quarters will be based on the 52-week or 53-week period nearest to December 31 of each year. Party City's financial statements as of and for the quarter ended March 31, 2006 are based on the 13-week period ended April 1, 2006. The differences in Party City's quarter and year end close dates are not significant.

NOTE 4 - INVENTORIES

     Inventories consisted of the following:

                                                        MARCH 31,   DECEMBER 31,
                                                           2006         2005
                                                        ---------   ------------
Finished goods ......................................   $174,387      $172,232
Raw materials .......................................     11,971        12,272
Work-in-process .....................................      5,475         6,139
                                                        --------      --------
                                                         191,833       190,643
Less: reserve for slow moving and obsolete
   inventory ........................................     (3,139)       (2,186)
                                                        --------      --------
                                                        $188,694      $188,457
                                                        ========      ========

     Inventories are valued at the lower of cost or market. The Company determines the cost of inventory at its retail stores using the weighted average method. All other inventory cost is determined using the first-in, first-out method.

NOTE 5 - INCOME TAXES

     The consolidated income tax expense (benefit) for the three months ended March 31, 2006 and 2005, was determined based upon estimates of the Company's consolidated effective income tax rate for the years ending December 31, 2006, and 2005, respectively. The differences between the consolidated effective income tax rate and the U.S. federal statutory rate are primarily attributable to state income taxes, available domestic tax credits and the effects of foreign operations, including available foreign tax credits.

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 6 - RESTRUCTURING

     In conjunction with the Party City Acquisition, the Company's management approved and initiated plans to restructure Party City's franchise distribution operations and involuntarily terminate a limited number of Party City personnel. The distribution operations, which accounted for $10,118 of revenue from sales to franchises and an operating loss of $107 in the first quarter of 2006, will be combined into the Company's existing wholesale distribution operations. We expect to complete the planned restructuring of Party City's distribution operations by December 31, 2006.

     Estimated restructuring costs associated with the Party City acquisition of $4,633 were accrued for as part of the net assets acquired (see Note 2). To date, we have incurred $1,053 in severance costs. The restructuring reserve, as of March 31, 2006, is $3,680.

NOTE 7 - COMPREHENSIVE (LOSS) INCOME

     Comprehensive (loss) income consisted of the following:

                                                                 THREE MONTHS
                                                               ENDED MARCH 31,
                                                              -----------------
                                                                2006      2005
                                                              --------   ------
Net (loss) income .........................................   $(7,157)   $4,006
Net change in cumulative translation adjustment ...........      (148)     (701)
Change in fair value of interest rate swap contracts,
   net of  income tax expense of $48 and $218 .............        83       358
Change in fair value of foreign exchange contracts,
   net of income tax expense of $194 ......................        --       312
                                                              -------    ------
                                                              $(7,222)   $3,975
                                                              =======    ======

     Accumulated other comprehensive loss consisted of the following:

                                                        MARCH 31,   DECEMBER 31,
                                                           2006         2005
                                                        ---------   ------------
Cumulative translation adjustment ...................    $(1,145)      $(997)
Interest rate swap contracts, net of income tax
   expense of $48 ...................................         83          --
                                                         -------       -----
                                                         $(1,062)      $(997)
                                                         =======       =====

NOTE 8 - CAPITAL STOCK

     At March 31, 2006 and December 31, 2005, the Company's authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding and 40,000.00 shares of common stock, $0.01 par value, of which 27,882.73 shares were issued and outstanding.

     Certain employee stockholders owned 501.08 shares of AAH common stock at March 31, 2006 and December 31, 2005. Under the terms of the AAH stockholders' agreement dated April 30, 2004, the Company has an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders can require the Company to purchase all of the shares held by the former employee. The purchase price as prescribed in the stockholders' agreements is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by us to all employee stockholders based on fully paid and vested common securities is classified as redeemable common securities on the consolidated balance sheet at the estimated fair market value of the common stock, with a corresponding adjustment to stockholders' equity. At March 31, 2006 and December 31, 2005, the aggregate amount that may be payable by the Company to employee stockholders, based on the estimated market value, was approximately $6,821. As there is no active market for the Company's common stock, the Company estimated the fair value of its common stock based on the valuation of the Company common stock issued in connection with the Party City Acquisition.

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 9 - SEGMENT INFORMATION

Industry Segments

     Following the acquisition of Party City on December 23, 2005, the Company has two identifiable business segments. The Wholesale segment includes the design, manufacture, contract for manufacture and distribution of party goods, including paper and plastic tableware, metallic balloons, accessories, novelties, gifts and stationery, at wholesale. The Retail segment includes the operation of company-owned retail party supply superstores in the United States and the sale of franchises on an individual store and franchise area basis throughout the United States and Puerto Rico.

     The Company's industry segment data for the three months ended March 31, 2006 is as follows:

                                                        WHOLESALE    RETAIL    ELIMINATIONS   CONSOLIDATED
                                                        ---------   --------   ------------   ------------
THREE MONTHS ENDED MARCH 31, 2006
Revenues:
   Net sales:
      Net sales .....................................    $123,187   $ 96,899     $ (15,903)     $204,183
      Royalties and franchise fees ..................          --      4,157            --         4,157
                                                         --------   --------     ---------      --------
Total revenues ......................................    $123,187   $101,056     $ (15,903)     $208,340
                                                         ========   ========     =========      ========
Income (loss) from operations .......................    $ 14,303   $ (9,354)    $  (3,747)     $  1,202
                                                         ========   ========     =========
Interest expense, net ...............................                                             13,223
Other income, net ...................................                                               (275)
                                                                                                --------
Loss before income taxes and minority interests .....                                           $(11,746)
                                                                                                ========
Long-lived assets ...................................    $812,517   $341,056     $(357,033)     $796,540
                                                         ========   ========     =========      ========

     Prior to the Party City Acquisition, the Company operated as a single business segment - Wholesale.

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

     The Company's geographic area data are as follows (dollars in thousands):

                                                  DOMESTIC   FOREIGN   ELIMINATIONS   CONSOLIDATED
                                                  --------   -------   ------------   ------------
THREE MONTHS ENDED MARCH 31, 2006
Revenues:
   Net sales to unaffiliated customers ........   $189,114   $15,069     $     --       $204,183
   Net sales between geographic areas .........      3,943        --       (3,943)            --
                                                  --------   -------     --------       --------
      Net sales ...............................    193,057    15,069       (3,943)       204,183
   Royalties and franchise fees ...............      4,157        --           --          4,157
                                                  --------   -------     --------       --------
Total revenues ................................   $197,214   $15,069     $ (3,943)      $208,340
                                                  ========   =======     ========       ========
(Loss) income from operations .................   $   (243)  $   908     $    537       $  1,202
                                                  ========   =======     ========
Interest expense, net .........................                                           13,223
Other income, net .............................                                             (275)
                                                                                        --------
Loss before income taxes and minority
   interests ..................................                                         $(11,746)
                                                                                        ========
Long-lived assets, net at March 31, 2006 ......   $816,419   $ 8,839     $(28,718)      $796,540
                                                  ========   =======     ========       ========

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       DOMESTIC   FOREIGN   ELIMINATIONS   CONSOLIDATED
                                                       --------   -------   ------------   ------------
THREE MONTHS ENDED MARCH 31, 2005
Revenues:
   Net sales to unaffiliated customers .............   $ 86,564   $13,812     $     --       $100,376
   Net sales between geographic areas ..............      4,536        --       (4,536)            --
                                                       --------   -------     --------       --------
Total revenues .....................................   $ 91,100   $13,812     $ (4,536)      $100,376
                                                       ========   =======     ========       ========
Income from operations .............................   $ 12,751   $   962     $    238       $ 13,951
                                                       ========   =======     ========
Interest expense, net ..............................                                            7,527
Other expense, net .................................                                               59
                                                                                             --------
Income before income taxes and minority interests ..                                         $  6,365
                                                                                             ========
Long-lived assets, net at March 31, 2005 ...........   $471,773   $ 9,817     $(27,394)      $454,196
                                                       ========   =======     ========       ========

NOTE 10 - LEGAL PROCEEDINGS

     The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.

NOTE 11 - RELATED PARTY TRANSACTIONS

     In connection with its acquisition in April 2004, the Company executed a management agreement with Berkshire Partners LLC and Weston Presidio. Pursuant to the management agreement, Berkshire Partners LLC and Weston Presidio will be paid annual management fees of $833,333 and $416,667, respectively. At March 31, 2006, accrued management fees payable to Berkshire Partners LLC and Weston Presidio totaled $139,000 and $69,000, respectively. Although the indenture governing our senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.

NOTE 12 - STOCK OPTION PLAN

     On May 1, 2004, the Company adopted the 2004 Equity Incentive Plan under which the Company may grant incentive awards in the form of options to purchase shares of the Company's common stock ("Company Stock Options") and shares of restricted and unrestricted shares of the Company's common stock to certain directors, officers, employees and consultants of the Company and its affiliates. A committee of the Company's board of directors (the "Committee"), or the board itself in the absence of a Committee, is authorized to make grants and various other decisions under the 2004 Equity Incentive Plan. Unless otherwise determined by the Committee, any participant granted an award under the 2004 Equity Incentive Plan must become a party to, and agree to be bound by, the stockholders' agreement. Company Stock Options under the 2004 Equity Incentive Plan reserved and available for grant total 1,856.4097 and may include incentive stock options, nonqualified stock options or both types of Company Stock Options. Company Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Committee, vest over five years and have a term of ten years from the date of grant.

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

In April 2005, the Company granted 722 time-based options and 760 performance based options ("PBOs") to key employees and its outside directors. Under the PBO feature, the vesting of share option awards is contingent on meeting various company-wide performance goals based primarily on revenue growth and profitability over a multi-year period. The Company used a minimum value method under SFAS No. 123, as amended by SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure," to determine the fair value of the Company Stock Options granted in April 2005 and recorded approximately $111 in compensation expense, in general and administrative expenses, during the three months ended March 31, 2006. It has been assumed that the estimated fair value of the options granted in 2005 under the Equity Incentive Plan is amortized on a straight line basis to compensation expense, net of taxes, over the vesting period of the grant of 4.0 years. The estimated fair value of each option on the date of grant was determined using the minimum value method with the following assumptions: dividend yield of 0%, risk-free interest rate of 3.1%, forfeitures and expected cancellation of 6% for PBOs and 3% for time-based options and an expected life of 4.0 years.

     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R) "Share-Based Payment," which is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity for goods or services and transactions that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Generally, the fair value approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123.

     The Company adopted SFAS No. 123(R) using the prospective method. As the Company did not grant stock options or exchange any other form of equity for goods or services subsequent to the adoption of SFAS No.123(R), its adoption had no effect on the results of operations for the three months ended March 31, 2006. In addition, we believe the adoption of SFAS No. 123(R) will not have a material impact on the Company's future stock-based compensation expense

NOTE 13 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     On December 23, 2005, the Company financed the Party City Acquisition with
(i) the Equity Investment of $166,425, (ii) the First Term Loan of $325,000, which includes the $85,000 First Term Loan Revolver, (iii) borrowings under the Second Term Loan of $60,000, and (iv) cash on-hand of $20,365.

     Borrowings under the First Term Loan, First Term Loan Revolver, Second Term Loan and the Company's 8.75% $175,000 senior subordinated notes issued in April 30, 2004 and due in April 30, 2014 are guaranteed jointly and severally, fully and unconditionally, by the following wholly-owned domestic subsidiaries of the Company (the "Guarantors"):

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

     -    Amscan (Asia-Pacific) Pty. Ltd.

     -    Amscan Partyartikel GmbH

     -    Amscan de Mexico, S.A. de C.V.

     -    Anagram International (Japan) Co., Ltd.

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     -    Anagram Espana, S.A.

     -    Anagram France S.C.S.

     -    JCS Hong Kong Ltd.

     The following information presents condensed consolidating balance sheets as of March 31, 2006 and December 31, 2005, and the related condensed consolidating statements of income and condensed consolidating statements of cash flows for the three month periods ended March 31, 2006 and 2005 for the combined Guarantors and the combined Non-guarantors and elimination entries necessary to consolidate the entities comprising the combined companies.

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2006

                                                                       AHI AND
                                                                      COMBINED       COMBINED
                                                                     GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                                     ----------   --------------   ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents .....................................   $    1,270       $   663                      $    1,933
   Accounts receivable, net ......................................       86,529        13,354                          99,883
   Inventories, net ..............................................      175,587        13,485        $   (378)        188,694
   Prepaid expenses and other current assets .....................       41,209         2,550                          43,759
                                                                     ----------       -------        --------      ----------
      Total current assets .......................................      304,595        30,052            (378)        334,269
   Property, plant and equipment, net ............................      148,069         2,287                         150,356
   Goodwill, net .................................................      502,251         3,784                         506,035
   Trade names ...................................................       68,500            --                          68,500
   Other intangible assets, net ..................................       46,836            --                          46,836
   Other assets ..................................................       50,763         2,768         (28,718)         24,813
                                                                     ----------       -------        --------      ----------
      Total assets ...............................................   $1,121,014       $38,891        $(29,096)     $1,130,809
                                                                     ==========       =======        ========      ==========

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Loans and notes payable .......................................   $   43,325       $    --                      $   43,325
   Accounts payable ..............................................       76,503         2,455                          78,958
   Accrued expenses ..............................................       48,942         5,370                          54,312
   Income taxes payable ..........................................        2,793            --        $     78           2,871
   Current portion of long-term obligations ......................        3,262           202                           3,464
                                                                     ----------       -------        --------      ----------
      Total current liabilities ..................................      174,825         8,027              78         182,930
Long-term obligations, excluding current portion .................      560,542           173                         560,715
Non-current deferred income tax liabilities ......................       62,270           623                          62,893
Deferred rent and other long-term liabilities ....................        2,428        30,122         (28,799)          3,751
                                                                     ----------       -------        --------      ----------
      Total liabilities ..........................................      800,065        38,945         (28,721)        810,289

Redeemable common securities .....................................        6,821            --                           6,821

Commitments and contingencies

Stockholders' equity:
   Common stock ..................................................           --           339            (339)             --
   Additional paid-in capital ....................................      301,094            --                         301,094
   Retained earnings .............................................       14,096          (313)           (116)         13,667
   Accumulated other comprehensive loss ..........................       (1,062)          (80)             80          (1,062)
                                                                     ----------       -------        --------      ----------
      Total stockholders' equity .................................      314,128           (54)           (375)        313,699
                                                                     ----------       -------        --------      ----------
      Total liabilities, redeemable
         common securities and stockholders' equity ..............   $1,121,014       $38,891        $(29,096)     $1,130,809
                                                                     ==========       =======        ========      ==========

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2005

                                                                       AHI AND
                                                                      COMBINED       COMBINED
                                                                     GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                                     ----------   --------------   ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents .....................................   $    7,695       $ 1,050                     $     8,745
   Accounts receivable, net ......................................       71,234        11,795                          83,029
   Inventories, net ..............................................      175,087        13,955        $   (585)        188,457
   Prepaid expenses and other current assets .....................       37,851         1,710                          39,561
                                                                     ----------       -------        --------      ----------
      Total current assets .......................................      291,867        28,510            (585)        319,792
   Property, plant and equipment, net ............................      148,580         2,297                         150,877
   Goodwill, net .................................................      501,985         3,746                         505,731
   Trade names ...................................................       68,500            --                          68,500
   Other intangible assets, net ..................................       48,699            --                          48,699
   Other assets ..................................................       52,650         5,448         (32,750)         25,348
                                                                     ----------       -------        --------      ----------
      Total assets ...............................................   $1,112,281       $40,001        $(33,335)     $1,118,947
                                                                     ==========       =======        ========      ==========

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..............................................   $  102,259       $ 3,528                      $  105,787
   Accrued expenses ..............................................       46,093         4,713                          50,806
   Income taxes payable ..........................................        3,331           168        $   (112)          3,387
   Current portion of long-term obligations ......................        2,438           205                           2,643
                                                                     ----------       -------        --------      ----------
      Total current liabilities ..................................      154,121         8,614            (112)        162,623
Long-term obligations, excluding current portion .................      561,366           201                         561,567
Non-current deferred income tax liabilities ......................       63,164           618                          63,782
Deferred rent and other long-term liabilities ....................        5,553        30,552         (32,761)          3,344
                                                                     ----------       -------        --------      ----------
      Total liabilities ..........................................      784,204        39,985         (32,873)        791,316

Redeemable common securities .....................................        6,821            --                           6,821

Commitments and contingencies

Stockholders' equity:
   Common stock ..................................................           --           339            (339)             --
   Additional paid-in capital ....................................      300,983            --                         300,983
   Retained earnings .............................................       21,270          (243)           (203)         20,824
   Accumulated other comprehensive loss ..........................         (997)          (80)             80            (997)
                                                                     ----------       -------        --------      ----------
      Total stockholders' equity .................................      321,256            16            (462)        320,810
                                                                     ----------       -------        --------      ----------
      Total liabilities, redeemable
         common securities and stockholders' equity ..............   $1,112,281       $40,001        $(33,335)     $1,118,947
                                                                     ==========       =======        ========      ==========

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006

                                                                       AHI AND
                                                                      COMBINED       COMBINED
                                                                     GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                                     ----------   --------------   ------------   ------------
Revenues:
   Net sales .....................................................    $193,057        $15,069        $(3,943)       $204,183
   Royalties and franchise fees ..................................       4,157             --                          4,157
                                                                      --------        -------        -------        --------
      Total revenues .............................................     197,214         15,069         (3,943)        208,340
Expenses:
   Cost of sales .................................................     142,608         10,209         (4,150)        148,667
   Selling expenses ..............................................       7,223          1,952                          9,175
   Retail operating expenses .....................................      24,199             --                         24,199
   Franchise expenses ............................................       2,837             --                          2,837
   General and administrative expenses ...........................      18,108          2,000           (330)         19,778
   Art and development costs .....................................       2,482             --                          2,482
                                                                      --------        -------        -------        --------
      Total expenses .............................................     197,457         14,161         (4,480)        207,138
                                                                      --------        -------        -------        --------
      (Loss) income from operations ..............................        (243)           908            537           1,202

   Interest expense, net .........................................      13,188             35                         13,223
   Other (income) expense, net ...................................      (1,138)            37            826            (275)
                                                                      --------        -------        -------        --------
      (Loss) income before income taxes and minority interests ...     (12,293)           836           (289)        (11,746)

   Income tax benefit ............................................      (5,007)           270             78          (4,659)
   Minority interests ............................................          --             70                             70
                                                                      --------        -------        -------        --------
      Net (loss) income ..........................................    $ (7,286)       $   496        $  (367)       $ (7,157)
                                                                      ========        =======        =======        ========

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                                                       AHI AND
                                                                      COMBINED       COMBINED
                                                                     GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                                     ----------   --------------   ------------   ------------
Revenues:
   Net sales .....................................................     $91,100       $13,812         $(4,536)       $100,376
Expenses:
   Cost of sales .................................................      62,280         8,965          (4,444)         66,801
   Selling expenses ..............................................       6,999         1,985                           8,984
   General and administrative expenses ...........................       6,808         1,900            (330)          8,378
   Art and development costs .....................................       2,262            --                           2,262
                                                                       -------       -------         -------        --------
      Total expenses .............................................      78,349        12,850          (4,774)         86,425
                                                                       -------       -------         -------        --------
      Income from operations .....................................      12,751           962             238          13,951

   Interest expense, net .........................................       7,498            29                           7,527
   Other income, net .............................................      (1,016)          (14)          1,089              59
                                                                       -------       -------         -------        --------
      Income before income taxes and minority interests ..........       6,269           947            (851)          6,365

   Income tax expense ............................................       2,207           184             (36)          2,355
   Minority interests ............................................          --             4                               4
                                                                       -------       -------         -------        --------
      Net income .................................................     $ 4,062       $   759         $  (815)       $  4,006
                                                                       =======       =======         =======        ========

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006

                                                                        AHI AND
                                                                       COMBINED       COMBINED
                                                                      GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                                      ----------   --------------   ------------   ------------
Cash flows (used in) provided by operating activities:
   Net (loss) income ..............................................    $ (7,286)      $   496         $   (367)      $ (7,157)
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
         Depreciation and amortization expense ....................       9,374           186                           9,560
         Amortization of deferred financing costs .................         644            --                             644
         Provision for doubtful accounts ..........................         219            62                             281
         Deferred income tax benefit ..............................        (868)           --                            (868)
         Undistributed gain in unconsolidated joint venture .......        (325)           --                            (325)
         Loss on disposal of equipment ............................          24             2                              26
         Equity based compensation ................................         111            --                             111
         Changes in operating assets and liabilities, net of
            acquisitions:
            Increase in accounts receivable .......................     (13,557)       (1,621)                        (15,178)
            (Increase) decrease in inventories ....................        (500)          470             (207)          (237)
            (Increase) decrease in prepaid expenses, other
               current assets and other, net ......................      (3,359)        1,366              496         (1,497)
            Decrease in accounts payable, accrued expenses,
               income taxes payable and other liabilities .........     (27,292)         (884)              78        (28,098)
                                                                       --------       -------         --------       --------
            Net cash (used in) provided by operating activities ...     (42,815)           77               --        (42,738)
Cash flows used in investing activities:
         Cash paid in connection with Party City  Acquisition .....        (222)           --                            (222)
         Capital expenditures .....................................      (7,040)         (171)                         (7,211)
         Proceeds from disposal of property, plant and equipment ..         492            --                             492
                                                                       --------       -------         --------       --------
            Net cash used in investing activities .................      (6,770)         (171)              --         (6,941)
Cash flows provided by (used in) financing activities:
         Repayment of loans, notes payable and long-term
            obligations ...........................................        (181)          (58)                           (239)
         Proceeds from short term obligations .....................      43,325            --                          43,325
                                                                       --------       -------         --------       --------
            Net cash provided by financing activities .............      43,144           (58)              --         43,086
         Effect of exchange rate changes on cash and cash
            equivalents ...........................................          16          (235)                           (219)
                                                                       --------       -------         --------       --------
               Net decrease in cash and cash equivalents ..........      (6,425)         (387)                         (6,812)
Cash and cash equivalents at beginning of period ..................       7,695         1,050                           8,745
                                                                       --------       -------         --------       --------
Cash and cash equivalents at end of period ........................    $  1,270       $   663         $              $  1,933
                                                                       ========       =======         ========       ========

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                                                        AHI AND
                                                                       COMBINED       COMBINED
                                                                      GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                                      ----------   --------------   ------------   ------------
Cash flows (used in) provided by operating activities:
   Net income .....................................................    $ 4,062        $   759         $  (815)       $ 4,006
   Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
         Depreciation and amortization expense ....................      3,553            191                          3,744
         Amortization of deferred financing costs .................        369             --                            369
         Provision for doubtful accounts ..........................        203             55                            258
         Deferred income tax expense ..............................      2,067             --                          2,067
         Undistributed loss in unconsolidated joint venture .......         63             --                             63
         Changes in operating assets and liabilities, net of
            acquisitions:
            Increase in accounts receivable .......................     (5,494)        (1,602)                        (7,096)
            Increase in inventories, net ..........................     (3,664)          (886)             92         (4,458)
            Increase in prepaid expenses and other current
               assets .............................................     (1,807)          (275)                        (2,082)
            Increase in accounts payable, accrued expenses,
               income taxes payable ...............................      3,621             21             (36)         3,606
            Other, net ............................................     (3,310)         2,563             759             12
                                                                       -------        -------         -------        -------
               Net cash (used in) provided by operating
                  activities ......................................       (337)           826              --            489
Cash flows used in investing activities:
         Capital expenditures .....................................     (2,633)          (145)                        (2,778)
                                                                       -------        -------         -------        -------
            Net cash used in investing activities .................     (2,633)          (145)                        (2,778)
Cash flows provided by (used in) financing activities:
         Repayment of loans, notes payable and long-term
            obligations ...........................................       (647)           (43)                          (690)
         Proceeds from short term obligations .....................      1,300                                          1,300
         Purchase and retirement of redeemable Common Stock held
            by former employee ....................................       (104)            --                           (104)
                                                                       -------        -------         -------        -------
               Net cash provided by (used in) financing
                  activities ......................................        549            (43)                           506
Effect of exchange rate changes on cash and cash equivalents ......         (6)          (413)                          (419)
                                                                       -------        -------         -------        -------
      Net (decrease) increase in cash and cash equivalents ........     (2,427)           225                         (2,202)
Cash and cash equivalents at beginning of period ..................      3,153          1,099                          4,252
                                                                       -------        -------         -------        -------
Cash and cash equivalents at end of period ........................    $   726        $ 1,324         $              $ 2,050
                                                                       =======        =======         =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE PARTY CITY ACQUISITION

     On December 23, 2005 (the "Party City Acquisition Date"), the Company completed the acquisition of Party City Corporation ("Party City") pursuant to the Agreement and Plan of Merger (the "Party City Acquisition"), dated September 26, 2005 (as amended, the "Acquisition Agreement"), by and among the Company, Party City and BWP Acquisition, Inc. ("BWP"), a Delaware corporation and a wholly-owned subsidiary of the Company. Pursuant to the terms of the Acquisition Agreement, BWP merged with and into Party City, with Party City continuing as the surviving corporation. Each share of common stock of Party City outstanding at the Party City Acquisition Date was cancelled and converted into the right to receive $17.50 in cash, without interest. Prior to the acquisition, Party City settled all outstanding stock options and warrants at the spread between $17.50 and their exercise price. Transaction costs associated with the Party City Acquisition totaled $9.6 million.

     Financing for the Party City Acquisition, including the repayment of the Company's borrowings under its 2004 senior secured credit facility, was provided by: (i) an equity investment of $166.4 million (the "Equity Investment") in
AAH, (ii) borrowings under a First Lien Credit Agreement (the "First Lien Credit Agreement") consisting of a $325.0 million term loan (net of an original issue discount of $3.25 million) (the "First Term Loan") and a committed revolving credit facility in an aggregate principal amount of $85.0 million (the "First Term Loan Revolver"), (iii) borrowings under a Second Lien Credit Agreement (the "Second Lien Credit Agreement," and, together with the First Lien Credit Agreement, the "Credit Agreements") consisting of a $60.0 million term loan (net of an original issue discount of $1.5 million) (the "Second Term Loan") and (iv) cash on-hand of $20.4 million. Deferred financing costs associated with the Credit Agreements totaled $7.4 million.

     The Equity Investment consisted of the sale of 13,868.75 shares of AAH common stock to funds affiliated with Berkshire Partners, LLC and Weston Presidio, certain members of management and certain other investors.

     The excess of the Party City purchase price over the tangible net assets acquired has been allocated to intangible assets consisting of franchise licenses ($30.0 million) and other intangibles ($0.3 million), each of which is being amortized using the straight-line method over the assets' estimated useful life (15 to 17 years), and trade names ($35.0 million) and goodwill ($222.5 million), which are not being amortized. The acquisition was structured as a purchase of common stock and, accordingly, the amortization of intangible assets is not deductible for income tax purposes. The allocation of the purchase price is based, in-part, on our preliminary estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. Independent valuation specialists are currently conducting a valuation of the net assets acquired as of the Party City Acquisition Date to assist management with the final determination of fair value.

     The results of Party City's operations are included in the Company's consolidated results of operations from the date of acquisition.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

     As a result of the acquisition of Party City Corporation on December 23, 2005, the Company's historical consolidated results of operations for the quarters ended March 31, 2006 and 2005 vary significantly. Accordingly, in addition to the historical data for the quarter ended March 31, 2005, the Company has provided and made comparisons to the Company's consolidated results of operations for the quarter ended March 31, 2005 on a pro forma basis, as if the acquisition had occurred on January 1, 2005. The pro forma consolidated results of operations reflect the following items: (i) adjustments to interest expense from new borrowings related to the Party City Acquisition and the elimination of historical interest on debt repaid in connection therewith, (ii) the elimination of non-recurring expenses related to the Party City Acquisition,
(iii) adjustments to amortization expense arising from the valuation of amortizable intangible assets, as a result of a preliminary purchase price allocation , and (vi) the related income tax effects of the above items based upon a pro forma effective income tax rate of 37.0%. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the Party City Acquisition occurred on January 1, 2005, nor is it necessarily indicative of the Company's future results.

PERCENTAGE OF TOTAL REVENUES

     The following table sets forth the Company's consolidated statements of operations for the three months ended March 31, 2006 and 2005 and, on a pro forma basis, for the three months ended March 31, 2005, respectively.

                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                                                    2005
                                                                 2006     2005   PRO FORMA
                                                                -----    -----   ---------
Revenues:
   Net sales ...............................................     98.0%   100.0%    98.0%
   Royalties and franchise fees ............................      2.0       --      2.0
                                                                -----    -----    -----
      Total revenues .......................................    100.0    100.0    100.0

Expenses:
   Cost of sales ...........................................     71.4     66.6     70.7
   Selling expenses ........................................      4.4      8.9      4.8
   Retail operating expenses ...............................     11.6       --     13.1
   Franchise expenses ......................................      1.3       --      1.5
   General and administrative expenses .....................      9.5      8.3      9.7
   Art and development costs ...............................      1.2      2.3      1.2
                                                                -----    -----    -----
      Total expenses .......................................     99.4     86.1    101.0
                                                                -----    -----    -----
         Income from operations ............................      0.6     13.9     (1.0)

Interest expense, net ......................................      6.3      7.5      6.7
   Other (loss) income, net ................................     (0.1)     0.1       --
                                                                -----    -----    -----
   (Loss) income before income taxes and minority
      interests ............................................     (5.6)     6.3     (7.7)

   Income tax (benefit) expense ............................     (2.2)     2.3     (3.0)
   Minority interests ......................................       --       --       --
                                                                -----    -----    -----
      Net (loss) income ....................................     (3.4)%    4.0%    (4.7)%
                                                                =====    =====    =====

TOTAL REVENUES

     The following table sets forth the Company's total revenues for the three months ended March 31, 2006 and 2005 and, on a pro forma basis, for the three months ended March 31, 2005, respectively.

                                                                                    THREE MONTHS ENDED
                                    THREE MONTHS ENDED      THREE MONTHS ENDED        MARCH 31, 2005
                                      MARCH 31, 2006          MARCH 31, 2005            PRO FORMA
                                  ---------------------   ---------------------   ---------------------
                                             % OF TOTAL              % OF TOTAL              % OF TOTAL
                                      $       REVENUES        $       REVENUES        $       REVENUES
                                  --------   ----------   --------   ----------   --------   ----------
Net sales:
   Wholesale sales ............   $123,187      59.1%     $100,376       100.0%   $107,053      57.4%
   Eliminations ...............    (15,903)     (7.6)           --          --     (15,303)     (8.2)
                                  --------     -----      --------    --------    --------     -----
      Wholesale net sales .....    107,284      51.5       100,376       100.0      91,750      49.2
   Retail sales ...............     96,899      46.5            --          --      90,980      48.8
                                  --------     -----      --------    --------    --------     -----
      Total net sales .........    204,183      98.0       100,376       100.0     182,730      98.0
Royalties and franchise fees ..      4,157       2.0            --          --       3,763       2.0
                                  --------     -----      --------    --------    --------     -----
      Total revenues ..........    208,340     100.0%      100,376       100.0%   $186,493     100.0%
                                  ========     =====      ========    ========    ========     =====

     For the quarter ended March 31, 2006, revenues totaled $208.3 million, consisting of net sales, at wholesale, of $107.3 million, retail sales of $96.9 million and franchise related revenues of $4.2 million. For the quarter ended March 31, 2005, revenue consisted of net sales at wholesale, totaling $100.4 million. Assuming the Party City Acquisition had occurred on January 1, 2005, pro forma revenue totaled $186.5 million, consisting of net sales at wholesale of $91.7 million, retail net sales of $91.0 million and franchise-related revenue of $3.8 million.

WHOLESALE

     Net sales, at wholesale, of $107.3 million were $15.5 million or 16.9% higher than the pro forma sales for the first quarter of 2005. Net sales to party superstores, including sales to Party City franchisees, totaled $27.8 million and were 15.1% higher than in 2005. International sales totaled $15.1 million or 9.1% higher than in 2005. The Company attributes the increase in domestic and international party goods sales to the favorable reception and increased demand for our new 2006 ensemble designs and product lines. Net sales of metallic balloons were $24.2 million or 13.8% higher than in 2005, with the increase primarily attributable to the introduction of a new musical balloon line in the fourth quarter of 2005 and strong retail demand for shaped and other specialty balloons during the first quarter.

RETAIL

     Net retail sales for company-owned stores for the first quarter of 2006 totaled $96.9 million or 6.5% higher than the pro forma net retail sales for the first quarter of 2005. Same-store net retail sales for company-owned stores during the first quarter 2006 totaled $95.9 million or 6.0% higher than the pro forma net retail sales for the first quarter of 2005. The improvement reflects an increase of 9.5% in same-store net sales of non-seasonal merchandise, partially offset by an 8.4% decrease in same-store net sales of seasonal merchandise. The increase in net sales of non-seasonal merchandise principally reflects an increase in the average net sale per retail transaction at our company-owned stores. The decrease in same-store net retail sales of seasonal merchandise principally reflects a sales shift as Easter fell in April 2006 as compared to in March 2005.

ROYALTIES AND FRANCHISE FEES

     Franchise related revenue for the first quarter of 2006 totaled $4.2 million or 10.5% higher than the pro forma revenue for the first quarter of 2005. During the first quarter of 2006, two new franchise stores opened, as compared to no new stores in the first quarter of 2005. In addition, franchise stores reported same-store net sales of $102.6 million, or an increase of 7.4% when comparing the first quarters of 2006 and 2005.

GROSS PROFIT

     The following table sets forth the Company's consolidated gross profit on net sales for the three months ended March 31, 2006 and 2005 and, on a pro forma basis, for the three months ended March 31, 2005, respectively.

                                                                                 THREE MONTHS ENDED
                                   THREE MONTHS ENDED     THREE MONTHS ENDED       MARCH 31, 2005
                                     MARCH 31, 2006         MARCH 31, 2005            PRO FORMA
                                  --------------------   --------------------   --------------------
                                               % OF                   % OF                   % OF
                                            ASSOCIATED             ASSOCIATED             ASSOCIATED
                                     $       NET SALES      $       NET SALES      $       NET SALES
                                  -------   ----------   -------   ----------   -------   ----------
GROSS PROFIT:
   Wholesale ..................   $31,711      29.6%     $33,575      33.4%     $29,966      32.7%
   Retail .....................    23,805      24.6           --        --       20,918      23.0
                                  -------      ----      -------      ----       ------      ----
      Total gross profit ......   $55,516      27.2%     $33,575      33.4%      50,884      27.8%
                                  =======      ====      =======      ====       ======      ====

     The gross profit margin on net sales, at wholesale, for the quarter ended March 31, 2006 was 29.6% or 380 basis points lower than in 2005. The decrease in gross profit margin principally reflects the inclusion, in 2006, of $10.1 million of net sales, at wholesale, from Party City to its franchisees, which have historically lower margins. Wholesale gross profit margin for the first quarter of 2006, after excluding the Party City sales to franchisees, was 32.7%, or 70 basis points lower than in 2005, and reflects changes in product sales mix across the Company's many product lines. Retail gross profit margin for the first quarter 2006 of 24.6% was 160 basis points higher than the gross profit margin, on a pro forma basis, for the first quarter 2005 and principally reflects increased sales volume and product mix.

OPERATING EXPENSES.

     Selling expenses of $9.2 million for the quarter ended March 31, 2006 were $0.2 million higher than for the first quarter of 2005 as increases in base compensation and employee benefits were substantially offset by a reduction in the size of our sales force. As a percent of total revenues, selling expenses were 4.4% for the three months ended March 31, 2006, or 40 basis points lower than selling expenses as a percentage of pro forma total revenue for the first quarter of 2005.

     Retail operating and franchise expenses for the first quarter of 2006 of $24.2 million and $2.8 million, respectively, were comparable to the pro forma expenses for the first quarter of 2005.

     General and administrative expenses of $19.8 million for the quarter ended March 31, 2006 were $1.8 million higher than the pro forma expenses for the first quarter of 2005. As a percentage of total revenues, general and administrative expenses were 9.5% for the first quarter of 2006 as compared to 9.7%, on a pro forma basis, for the quarter ended March 31, 2005. The net increase in general and administrative expenses principally reflects higher base compensation and employee benefits and higher depreciation expense following the completion, in the second quarter of 2005, of the purchase accounting and asset valuation for the Company's April 2004 acquisition.

     Art and development costs of $2.5 million for the quarter ended March 31, 2006 were $0.2 million higher than costs for the first quarter of 2005. As a percentage of total revenues, art and development costs were 1.2% of total revenue for the first quarter of 2006 and pro forma total revenue for the comparable quarter of 2005.

INTEREST EXPENSE, NET.

     Interest expense of $13.2 million for the three months ended March 31, 2006 was $5.7 million higher than for the three months ended March 31, 2005, reflecting higher average borrowings following the Party City Acquisition in December 2005 and higher variable interest rates during the first quarter of 2006 compared to the first quarter of 2005.

OTHER (INCOME) EXPENSE, NET.

     Other (income) expense, net principally consists of the undistributed (income) loss in an unconsolidated joint venture. The undistributed (income) loss represents our share of the operations of a Mexican balloon distribution joint venture, including the elimination of intercompany profit in the joint venture's inventory at March 31, 2006 and 2005.

INCOME TAXES.

     Income taxes for the first quarter of 2006 and 2005 were based upon the estimated consolidated effective income tax rates of 39.7% and 37.0% for the years ending December 31, 2006 and 2005, respectively. The increase in the 2006 effective income tax rate is primarily attributable to a higher average state income tax rate based on the numerous jurisdictions in which our retail stores operate.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE

     THE FIRST LIEN CREDIT AGREEMENT. Our First Lien Credit Agreement consists of (i) the $325 million First Term Loan and (ii) the $85 million First Term Revolver, which is available for working capital, general corporate purposes and the issuance of letters of credit. The First Term Loan was issued at a 1% discount, or $3.25 million, that is being amortized by the effective interest method over the term of the loan. The net proceeds of the First Term Loan and the Second Term Loan were used, together with the Equity Investment and cash on-hand, to (a) pay the cash portion of the purchase price of the Party City Acquisition, (b) repay the outstanding balances under the Company's then existing term loan, (c) pay all other amounts payable as of the Party City Acquisition Date pursuant to the Party City Acquisition Agreement and (d) pay transaction costs. At March 31, 2006 borrowings under the First Term Loan Revolver totaled $43.3 million and outstanding standby letters of credit totaled $13.6 million.

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

     At March 31, 2006, we have a $0.4 million Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate plus 0.6% and expires in April 2007, a 1.0 million British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on May 31, 2006 and a $1.0 million revolving credit facility which bears interest at LIBOR plus 1.0% and expires on December 31, 2006. No borrowings were outstanding under these revolving credit facilities at March 31, 2006 and December 31, 2005. We expect to renew these revolving credit facilities upon expiration.

     Long-term borrowings at March 31, 2006 include a mortgage note with the New York State Job Development Authority of $7.8 million which requires monthly payments based on a 180-month amortization period with a balloon payment upon maturity in January 2010. The mortgage note bears interest at the rate of 4.86%, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority's confidential internal protocols. The mortgage note is collateralized by a distribution facility located in Chester, New York.

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

     We have entered into various capital leases for machinery and equipment and automobiles with implicit interest rates ranging from 7.70% to 8.80% which extend to 2008.

     The Company has numerous non-cancelable operating leases for its retail stores sites as well as several leases for offices, distribution and manufacturing facilities, showrooms and equipment. These leases expire on various dates through 2018 and generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance costs. Rent expense for the three months ended March 31, 2006 and 2005 totaled $16.1 million and $3.1 million, respectively. The minimum lease payments currently required under non-cancelable operating leases for the year ending December 31, 2006 approximates $57.4 million.

     In conjunction with the Party City Acquisition, the Company's management approved and initiated plans to restructure Party City's franchise distribution operations and involuntarily terminate a limited number of Party City personnel. The distribution operations, which accounted for $10.1 million of revenue from sales to franchises and an operating loss of $0.1 million in the first quarter of 2006, will be combined into the Company's existing wholesale distribution operations. We expect to complete the planned restructuring of Party City's distribution operations by December 31, 2006. Estimated restructuring costs associated with the Party City acquisition of $4.7 million were accrued for as part of the net assets acquired. To date, we have incurred $1.0 million in severance costs. The restructuring reserve, as of March 31, 2006, is $3.7 million.

     In connection with the acquisition of the Company on April 30, 2004, we executed a management agreement with our Principal Investors, Berkshire Partners LLC and Weston Presidio. Pursuant to the management agreement, Berkshire Partners LLC and Weston Presidio will be paid annual management fees of $0.8 million and $0.4 million, respectively. Although the indenture governing the 8.75% senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.

     We expect that cash generated from operating activities and availability under our Credit Agreements will be our principal sources of liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facilities in an amount sufficient to enable us to repay our indebtedness, including the notes, or to fund our other liquidity needs.

CASH FLOW DATA - THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

     Net cash used in operating activities during the three months ended March 31, 2006 totaled $42.7 million. Net cash provided by operating activities during the three months ended March 31, 2005 totaled $0.5 million. Net cash flow provided by operating activities before changes in operating assets and liabilities for the three months ended March 31, 2006 and 2005, was $2.8 million and $10.5 million, respectively. Changes in operating assets and liabilities for the three months ended March 31, 2006 and 2005 resulted in the use of cash of $45.5 million and $10.0 million, respectively. The increase in the use of cash during the first quarter of 2006 principally reflects the payment of Halloween and other fourth quarter seasonal, retail trade payables following the year ended December 31, 2005, using borrowings under the First Term Loan Revolver.

     During the three months ended March 31, 2006 and 2005, net cash used in investing activities totaled $6.9 million and $2.8 million, respectively. During the quarter ended March 31, 2006 the Company invested $4.7 million in its retail operations, which included leasehold improvements and furniture and fixtures in company-owned stores. During the first quarter of 2006 and 2005, the Company invested $1.2 million and $2.8 million, respectively, in its wholesale operations, principally in additional manufacturing and distribution assets.

     During the three months ended March 31, 2006, net cash provided by financing activities of $43.1 million included borrowings under the First Term Loan Revolver of $43.3 million used principally to pay Halloween and other fourth quarter seasonal, retail trade payables following the year ended December 31, 2005, partially offset by scheduled payments of $0.2 million on capital leases and other long-term obligations. During the three months ended March 31, 2005 net cash provided by financing activities of $0.5 million included proceeds of $1.3 million from short-term borrowings under the revolver, partially offset by scheduled payments of $0.7 million on the term loan and other long-term obligations, as well as the purchase of redeemable Common Stock held by a former employee totaling $0.1 million.

LEGAL PROCEEDINGS

     The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.

SEASONALITY

     Our business is subject to substantial seasonal variations. Historically, our retail segment has realized a significant portion of its net sales, cash flow and net income in the fourth quarter of each year principally due to the sales in October for the Halloween season and, to a lesser extent, due to holiday sales at the end of the calendar year. We expect that this general pattern will continue.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q may contain "forward-looking statements." Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "project" or "continue" or the negative thereof and similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this quarterly report and in any public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: our inability to satisfy our debt obligations, the reduction of volume of purchases by one or more of our large customers, our inability to collect receivables from our customers, the termination of our licenses, our inability to identify and capitalize on changing design trends and customer preferences, changes in the competitive environment, increases in the costs of raw materials and the possible risks and uncertainties that have been noted in reports filed by us with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2005.

CHANGE IN ACCOUNTING PRINCIPLE

     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R) "Share-Based Payment," which is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity for goods or services and transactions that are based on the fair value of entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Generally, the fair value approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123.

     The Company adopted SFAS No. 123(R) using the prospective method. As the Company did not grant stock options or exchange any other form of equity for goods or services subsequent to the adoption of SFAS No. 123(R), its adoption had no effect on the results of operations for the three months ended March 31, 2006. In addition, we believe the adoption of SFAS No. 123(R) will not have a material impact on the Company's future stock-based compensation expense

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we have utilized interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended March 31, 2006 and 2005, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and the loss before income taxes and minority interest for the quarter ended March 31, 2006 would have increased by $1.8 million and the income before income taxes and minority interest for the quarter ended March 31, 2005 would have decreased by $1.0 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $1.0 million and $0.9 million for the three months ended March 31, 2006 and 2005, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

     There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART II

ITEM 6.   EXHIBITS
-------   --------
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

                                        AMSCAN HOLDINGS, INC.


                                        By: /s/ Michael A. Correale
                                            ------------------------------------
                                            Michael A. Correale
                                            Chief Financial Officer
                                            (on behalf of the registrant and as
                                            principal financial and accounting
Date: May 15, 2006                          officer)