Form 10-Q
period 2006-06-30
AMSCAN HOLDINGS INC
filed 2006-08-14
CIK 1024729

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                        COMMISSION FILE NUMBER 000-21827

                            -------------------------

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

Yes [ ] No [X]

      As of August 14, 2006, 1,000.00 shares of Registrant's common stock, par value $0.10, were outstanding.

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-Q

                                  JUNE 30, 2006

                                TABLE OF CONTENTS

                                                                                                     PAGE
                                                  PART I

ITEM 1      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            Condensed Consolidated Balance Sheets at June 30, 2006 and December 31, 2005 ........      3

            Condensed Consolidated Statements of Operations for the Three Months Ended June 30,
               2006 and 2005 ....................................................................      4

            Condensed Consolidated Statements of Operations for the Six Months Ended June 30,
               2006 and 2005 ....................................................................      5

            Condensed Consolidated Statement of Stockholders' Equity for the Six Months Ended
               June 30, 2006.....................................................................      6

            Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30,
               2006 and 2005.....................................................................      7

            Notes to Condensed Consolidated Financial Statements.................................      8

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS........................................................................     24

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................     33

ITEM 4      CONTROLS AND PROCEDURES..............................................................     34

                                                  PART II

ITEM 6      EXHIBITS.............................................................................     35

SIGNATURE........................................................................................     36

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

                              AMSCAN HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              JUNE 30,          DECEMBER 31,
                                                                                                2006                2005
                                                                                           --------------      --------------
                                                                                             (UNAUDITED)            (NOTE)
ASSETS
Current assets:
    Cash and cash equivalents.......................................................       $        4,634      $        8,745
    Accounts receivable, net of allowances..........................................               86,315              83,029
    Inventories, net of allowances..................................................              173,442             188,457
    Prepaid expenses and other current assets.......................................               37,396              39,561
                                                                                           --------------      --------------
         Total current assets ......................................................              301,787             319,792
Property, plant and equipment, net..................................................              145,291             150,877
Goodwill............................................................................              461,631             505,731
Trade names.........................................................................              111,900              68,500
Other intangible assets, net........................................................               41,712              48,699
Other assets........................................................................               24,124              25,348
                                                                                           --------------      --------------
         Total assets...............................................................       $    1,086,445      $    1,118,947
                                                                                           ==============      ==============

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Loans and notes payable..........................................................      $       17,700      $           --
    Accounts payable.................................................................              68,656             105,787
    Accrued expenses.................................................................              48,930              50,806
    Income taxes payable.............................................................                 691               3,387
    Current portion of long-term obligations.........................................               3,455               2,643
                                                                                           --------------      --------------
         Total current liabilities...................................................             139,432             162,623
Long-term obligations, excluding current portion.....................................             559,855             561,567
Deferred income tax liabilities......................................................              59,219              63,782
Deferred rent and other long-term liabilities........................................               3,815               3,344
                                                                                           --------------      --------------
         Total liabilities...........................................................             762,321             791,316

Redeemable common securities.........................................................               7,685               6,821

Commitments and contingencies........................................................

Stockholders' equity:
     Common stock ($0.01 par value; 40,000.00 shares authorized; 27,997.39 and 27,882.73 shares issued and outstanding at June 30, 2006 and
      December 31, 2005, respectively)...............................................                  --                  --
    Additional paid-in capital.......................................................             301,969             300,983
    Retained earnings................................................................              13,658              20,824
    Accumulated other comprehensive income (loss)....................................                 812                (997)
                                                                                           --------------      --------------
         Total stockholders' equity..................................................             316,439             320,810
                                                                                           --------------      --------------
         Total liabilities, redeemable common securities and stockholders' equity ...      $    1,086,445      $    1,118,947
                                                                                           ==============      ==============

Note: The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date (see Note 3).

     See accompanying notes to condensed consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED JUNE 30,
                                                                               ---------------------------
                                                                                  2006            2005
                                                                               -----------    ------------
Revenues:
   Net sales................................................................   $   223,847    $    101,285
   Royalties and franchise fees.............................................         4,886              --
                                                                               -----------    ------------
     Total revenues.........................................................       228,733         101,285

 Expenses:
   Cost of sales............................................................       157,204          68,762
   Selling expenses.........................................................         9,443           9,211
   Retail operating expenses................................................        24,363              --
   Franchise expenses.......................................................         3,142              --
   General and administrative expenses......................................        19,861           9,358
   Art and development costs................................................         2,476           2,352
                                                                               -----------    ------------
     Total expenses.........................................................       216,489          89,683
                                                                               -----------    ------------
        Income from operations..............................................        12,244          11,602

Interest expense, net.......................................................        13,880           7,704
Other (income) expense, net.................................................        (1,682)            363
                                                                               -----------    ------------
     Income before income taxes and minority interests......................            46           3,535

Income tax expense (benefit)................................................            19            (132)
Minority interests..........................................................            36              46
                                                                               -----------    ------------
     Net (loss) income......................................................   $        (9)   $      3,621
                                                                               ===========    ============

     See accompanying notes to condensed consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                               ---------------------------
                                                                                  2006            2005
                                                                               -----------    ------------
Revenues:
   Net sales................................................................   $   428,030    $    201,661
   Royalties and franchise fees.............................................         9,043              --
                                                                               -----------    ------------
     Total revenues.........................................................       437,073         201,661

 Expenses:
   Cost of sales............................................................       305,871         135,563
   Selling expenses.........................................................        18,618          18,195
   Retail operating expenses................................................        48,562              --
   Franchise expenses.......................................................         5,979              --
   General and administrative expenses......................................        39,639          17,736
   Art and development costs................................................         4,958           4,614
                                                                               -----------    ------------
     Total expenses.........................................................       423,627         176,108
                                                                               -----------    ------------
        Income from operations..............................................        13,446          25,553

Interest expense, net.......................................................        27,103          15,231
Other (income) expense, net.................................................        (1,957)            422
                                                                               -----------    ------------
     (Loss) income before income taxes and minority interests...............       (11,700)          9,900

Income tax (benefit) expense................................................        (4,640)          2,223
Minority interests..........................................................           106              50
                                                                               -----------    ------------
     Net (loss) income......................................................   $    (7,166)   $      7,627
                                                                               ===========    ============

     See accompanying notes to condensed consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2006
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       ACCUMULATED
                                                             ADDITIONAL                   OTHER
                                           COMMON    COMMON    PAID-IN    RETAINED    COMPREHENSIVE
                                           SHARES     STOCK    CAPITAL    EARNINGS    (LOSS) INCOME       TOTAL
                                          ---------  ------  ----------   --------    --------------    ----------
Balance at December 31, 2005............  27,882.73  $   --  $  300,983   $ 20,824    $         (997)   $  320,810

 Net loss...............................                                    (7,166)                         (7,166)
 Net change in cumulative
  translation adjustment................                                                       1,525         1,525
 Change in fair value of interest
  rate swap contracts, net of
  income tax expense....................                                                         284           284
                                                                                                        ----------
     Comprehensive loss.................                                                                    (5,357)
 Issuance of shares of common stock.....     114.66               1,374                                      1,374
 Reclassification of common stock
  to redeemable common securities.......                           (864)                                      (864)
 Equity based compensation expense......                            476                                        476
                                          ---------  ------  ----------   --------    --------------    ----------
Balance at June 30, 2006................  27,997.39  $   --  $  301,969   $ 13,658    $          812    $  316,439
                                          =========  ======  ==========   ========    ==============    ==========

                              AMSCAN HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                                 -------------------------------
                                                                                                      2006             2005
                                                                                                 --------------   --------------
Cash flows (used in) provided by operating activities:
   Net (loss) income.........................................................................    $       (7,166)  $        7,627
   Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
      Depreciation and amortization expense..................................................            20,254            7,348
      Amortization of deferred financing costs...............................................             1,309              738
      Provision for doubtful accounts........................................................               687              688
      Deferred income tax (benefit) expense..................................................            (4,200)             813
      Undistributed (gain) loss in unconsolidated joint venture..............................              (221)             432
      Gain on disposal of property, plant and equipment......................................            (2,018)              --
      Equity based compensation..............................................................               476              112
      Changes in operating assets and liabilities:
         Increase in accounts receivable.....................................................            (6,867)            (921)
         Decrease (increase) in inventories..................................................            14,443           (8,046)
         Increase in prepaid expenses, other current assets and other assets, net............            (2,984)          (2,787)
         (Decrease) increase in accounts payable, accrued expenses income taxes
          payable and other liabilities, net.................................................           (32,986)           1,409
      Other, net.............................................................................                --             (905)
                                                                                                 --------------   --------------
         Net cash (used in) provided by operating activities.................................           (19,273)           6,508

Cash flows used in investing activities:
   Cash paid in connection with Party City Acquisition.......................................              (862)              --
   Capital expenditures......................................................................           (15,899)          (6,216)
   Proceeds from disposal of property, plant and equipment...................................            13,004               --
                                                                                                 --------------   --------------
         Net cash used in investing activities...............................................            (3,757)          (6,216)

Cash flows provided by (used in) financing activities:
   Repayment of loans, notes payable and long-term obligations...............................            (1,314)          (1,720)
   Proceeds from short-term obligations......................................................            17,700               --
   Proceeds from the sale of common stock....................................................             1,374               --
   Purchase and retirement of redeemable common stock held by a former employee..............                --             (104)
                                                                                                 --------------   --------------
         Net cash provided by (used in) financing activities.................................            17,760           (1,824)
Effect of exchange rate changes on cash and cash equivalents.................................             1,159             (668)
                                                                                                 --------------   --------------
         Net decrease in cash and cash equivalents...........................................            (4,111)          (2,200)
Cash and cash equivalents at beginning of period.............................................             8,745            4,252
                                                                                                 --------------   --------------
Cash and cash equivalents at end of period...................................................    $        4,634   $        2,052
                                                                                                 ==============   ==============

Supplemental Disclosures:
         Interest paid.......................................................................    $       22,479   $       13,962
         Income taxes paid...................................................................             2,409            2,361

     See accompanying notes to condensed consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

      Amscan Holdings, Inc. ("Amscan", "AHI" or the "Company") was incorporated on October 3, 1996 for the purpose of becoming the holding company for Amscan Inc. and certain affiliated entities. The Company designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic balloons, gifts and stationery, throughout the world, including in North America, South America, Europe, Asia and Australia. In addition, following the Party City Acquisition (defined hereafter) in December 2005, the Company operates retail party supply superstores within the United States and sells franchises on an individual store and franchise area basis throughout the United States and Puerto Rico.

NOTE 2 - THE PARTY CITY ACQUISITION

      On December 23, 2005 (the "Party City Acquisition Date"), the Company completed the acquisition of Party City Corporation ("Party City") pursuant to an Agreement and Plan of Merger (the "Party City Acquisition") , dated September 26, 2005 (as amended, the "Acquisition Agreement"), by and among the Company, Party City and BWP Acquisition, Inc. ("BWP"), a Delaware corporation and a wholly-owned subsidiary of the Company. Pursuant to the terms of the Acquisition Agreement, BWP merged with and into Party City, with Party City continuing as the surviving corporation. Each share of common stock of Party City outstanding at the Party City Acquisition Date was cancelled and converted into the right to receive $17.50 in cash, without interest. Prior to the acquisition, Party City settled all outstanding stock options and warrants at the spread between $17.50 and their exercise price. Transaction costs associated with the Party City Acquisition totaled $9,592.

      Financing for the Party City Acquisition, including the repayment of the Company's borrowings under its 2004 Senior Secured Credit Facility, was provided by: (i) an equity investment of $166,425 (the "Equity Investment") in the Company's parent, AAH Holdings Corporation ("AAH"), a Delaware corporation jointly controlled by funds affiliated with Berkshire Partners, LLC and Weston Presidio (together the "Principal Investors"), (ii) borrowings under a First Lien Credit Agreement (the "First Lien Credit Agreement") consisting of a $325,000 term loan (net of an original issue discount of $3,250) (the "First Term Loan") and a committed revolving credit facility in an aggregate principal amount of $85,000 (the "First Term Loan Revolver"), (iii) borrowings under a Second Lien Credit Agreement (the "Second Lien Credit Agreement," and, together with the First Lien Credit Agreement, the "Credit Agreements") consisting of a $60,000 term loan (net of an original issue discount of $1,500) (the "Second Term Loan") and (iv) cash on-hand of $21,227, including $862 paid during the six months ended June 30, 2006. Deferred financing costs associated with the Credit Agreements totaled $7,437.

      The Equity Investment consisted of the sale of 13,868.75 shares of AAH common stock to funds affiliated with Berkshire Partners, LLC and Weston Presidio, certain members of management and certain other investors.

      The excess of the Party City purchase price over the tangible net assets acquired has been allocated to intangible assets consisting of franchise licenses ($27,100) and other intangibles ($261), each of which is being amortized using the straight-line method over the assets' estimated useful life (six months to nine years), and trade names ($78,400) and goodwill ($177,911), which are not being amortized. In addition, there has been an allocation to step property, plant and equipment up to market value ($5,000). The acquisition was structured as a purchase of common stock and, accordingly, the amortization of intangible assets is not deductible for income tax purposes. The allocation of the purchase price is based, in-part, on our preliminary estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. Independent valuation specialists are currently conducting a valuation of the net assets acquired as of the Party City Acquisition Date to assist management with the final determination of fair value. Based on preliminary valuation results, during the six months ended June 30, 2006, the Company increased the allocation of the purchase price to trade names ($43,400) and fixed assets ($5,000), reduced the allocation to franchise licenses ($2,900) and adjusted other net liabilities, resulting in a net decrease in goodwill related to the Party City Acquisition of $44,322.

      The following unaudited pro forma information assumes the Party City Acquisition had occurred on January 1, 2005. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the Party City Acquisition occurred on January 1, 2005, nor is it necessarily indicative of the Company's future results:


                                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                                    JUNE 30, 2005       JUNE 30, 2005
                                                  ------------------   ----------------
Total revenues...............................       $      213,460       $    399,671
Net income (loss)............................                  894             (7,822)

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

      The pro forma net income (loss) reflects the following items: (i) adjustments to interest expense for new borrowings related to the Party City Acquisition and the elimination of historical interest on debt repaid in connection therewith, (ii) the elimination of non-recurring expenses related to the Party City Acquisition, (iii) adjustments to depreciation and amortization expense arising from the valuation of depreciable and amortizable tangible and intangible assets, as a result of a preliminary purchase price allocation, and
(vi) the related income tax effects of the above items based upon a pro forma effective income tax rate of 39.5%.

NOTE 3 - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements as of June 30, 2006 and December 31, 2005 and for the three and six month periods ended June 30, 2006 and 2005 include the accounts of the Company and its majority-owned and controlled entities. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. Our business is subject to substantial seasonal variations, as our retail segment has realized a significant portion of its net sales, cash flow and net income in the fourth quarter of each year, principally due to the sales in October for the Halloween season and, to a lesser extent, due to holiday sales at the end of the calendar year. We expect that this general pattern will continue. Our results of operations may also be affected by industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

      Party City's fiscal year and related fiscal quarters are based on the 52-week or 53-week period nearest to December 31 of each year. Party City's financial statements as of and for the quarter and six months ended June 30, 2006 are based on the 13-week and 26-week periods ended July 1, 2006, respectively. The differences in Party City's quarter and year end close dates are not significant.

NOTE 4 - INVENTORIES

      Inventories consisted of the following:

                                                                       JUNE 30,       DECEMBER 31,
                                                                         2006             2005
                                                                      ----------      ------------
Finished goods....................................................    $  158,067      $    172,232
Raw materials.....................................................        12,859            12,272
Work-in-process...................................................         6,285             6,139
                                                                      ----------      ------------
                                                                         177,211           190,643
Less: reserve for slow moving and obsolete inventory..............        (3,769)           (2,186)
                                                                      ----------      ------------
                                                                      $  173,442      $    188,457
                                                                      ==========      ============

      Inventories are valued at the lower of cost or market. The Company determines the cost of inventory at its retail stores using the weighted average method. All other inventory cost is determined using the first-in, first-out method.

NOTE 5 - INCOME TAXES

      The consolidated income tax expense (benefit) for the three and six months ended June 2006 and 2005, was determined based upon estimates of the Company's consolidated effective income tax rate for the years ending December 31, 2006, and 2005, respectively. The differences between the consolidated effective income tax rate and the U.S. federal statutory rate are primarily attributable to state income taxes, available domestic tax credits and the effects of foreign operations, including available foreign tax credits. In addition, during the three and six months ended June 30, 2005, the Company recorded a $1,400 reduction to its income tax expense and net deferred income tax liability to reflect a change in its estimated state income tax rate. The tax rate change results from a change in New York State tax law governing the apportionment of income.

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 6 - RESTRUCTURING

      In conjunction with the Party City Acquisition, the Company's management approved and initiated plans to restructure Party City's operations and involuntarily terminate a limited number of Party City personnel. We expect to complete the planned restructuring of Party City's operations by December 31, 2006. Estimated restructuring costs associated with the Party City acquisition of $1,700 were accrued for as part of the net assets acquired (see Note 2). To date, we have incurred $1,219 in severance costs. The restructuring reserve, as of June 30, 2006, is $481.

NOTE 7 - COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) consisted of the following:

                                                                     THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                     ---------------------------   ---------------------------
                                                                         2006           2005           2006           2005
                                                                     ------------   ------------   ------------   ------------
Net (loss) income.................................................   $         (9)  $      3,621   $     (7,166)  $      7,627
Net change in cumulative translation adjustment...................          1,673           (386)         1,525         (1,087)
Change in fair value of interest rate swap contracts, net of
   income taxes of $119, ($113), $167 and $109....................            201           (193)           284            165
Change in fair value of foreign exchange contracts, net of
   income taxes of ($31) and $194.................................             --            (53)            --            259
                                                                     ------------   ------------   ------------   ------------
                                                                     $      1,865   $      2,989   $     (5,357)  $      6,964
                                                                     ============   ============   ============   ============

      Accumulated other comprehensive income (loss) consisted of the following:

                                                                                      JUNE 30,     DECEMBER 31,
                                                                                        2006           2005
                                                                                    ------------   ------------
Cumulative translation adjustment................................................   $        528   $       (997)
Interest rate swap contracts, net of income tax expense of $167..................            284             --
                                                                                    ------------   ------------
                                                                                    $        812   $       (997)
                                                                                    ============   ============

NOTE 8 - CAPITAL STOCK

      At June 30, 2006 and December 31, 2005, the Company's authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding and 40,000.00 shares of common stock, $0.01 par value, of which 27,997.39 and 27,882.73 shares were issued and outstanding, respectively.

      Certain employee stockholders owned 573.08 and 501.08 shares of AAH common stock at June 30, 2006 and December 31, 2005, respectively. Under the terms of the AAH stockholders' agreement dated April 30, 2004, the Company has an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders can require the Company to purchase all of the shares held by the former employee. The purchase price as prescribed in the stockholders' agreements is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by the Company to all employee stockholders based on the estimated fair market value of fully paid and vested common securities is classified as redeemable common securities on the consolidated balance sheet with a corresponding adjustment to stockholders' equity. At June 30, 2006 and December 31, 2005, the aggregate amount that may be payable by the Company to employee stockholders, based on the estimated market value, was approximately $7,685 and $6,821, respectively. As there is no active market for the Company's common stock, the Company estimated the fair value of its common stock based on the valuation of the Company common stock issued in connection with the Party City Acquisition.

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

    The Company's industry segment data is as follows:

                                                   WHOLESALE         RETAIL         ELIMINATIONS     CONSOLIDATED
                                                 --------------  --------------   ----------------   ------------
THREE MONTHS ENDED JUNE 30, 2006
Revenues:
  Net sales:
      Net sales.............................     $      116,772  $      120,203   $        (13,128)  $    223,847
      Royalties and franchise fees..........                --            4,886                --           4,886
                                                 --------------  --------------   ----------------   ------------
Total revenues..............................     $      116,772  $      125,089   $        (13,128)  $    228,733
                                                 ==============  ==============   ================   ============

Income from operations......................     $        9,066  $        4,810   $         (1,632)  $     12,244
                                                 ==============  ==============   ================
Interest expense, net.......................                                                               13,880
Other income, net...........................                                                               (1,682)
                                                                                                     ------------
Income before income taxes and minority
interests...................................                                                         $         46
                                                                                                     ============

Long-lived assets...........................     $      446,425  $      347,639   $         (9,406)  $    784,658
                                                 ==============  ==============   ================   ============

                                                    WHOLESALE        RETAIL         ELIMINATIONS     CONSOLIDATED
                                                 --------------  --------------   ----------------   ------------
SIX MONTHS ENDED JUNE 30, 2006
Revenues:
  Net sales:
      Net sales.............................     $      239,959  $      217,102   $        (29,031)  $    428,030
      Royalties and franchise fees..........                --            9,043                --           9,043
                                                 --------------  --------------   ----------------   ------------
Total revenues..............................     $      239,959  $      226,145   $        (29,031)  $    437,073
                                                 ==============  ==============   ================   ============

Income (loss) from operations...............     $       23,369  $       (4,544)  $         (5,379)  $     13,446
                                                 ==============  ==============   ================
Interest expense, net.......................                                                               27,103
Other income, net...........................                                                               (1,957)
                                                                                                     ------------

Loss before income taxes and minority
interests...................................                                                         $    (11,700)
                                                                                                     ============

Long-lived assets...........................     $      446,425  $      347,639   $         (9,406)  $    784,658
                                                 ==============  ==============   ================   ============

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

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

      The Company's geographic area data are as follows:

                                                    DOMESTIC        FOREIGN         ELIMINATIONS     CONSOLIDATED
                                                 --------------  --------------   ----------------   ------------
THREE MONTHS ENDED JUNE 30, 2006
Revenues:
    Net sales to unaffiliated customers.....     $      207,405  $       16,442   $             --   $    223,847
    Net sales between geographic areas......              5,247              --             (5,247)            --
                                                 --------------  --------------   ----------------   ------------
        Net sales...........................            212,652          16,442             (5,247)       223,847
    Royalties and franchise fees............              4,886              --                 --          4,886
                                                 --------------  --------------   ----------------   ------------
Total revenues..............................     $      217,538  $       16,442   $         (5,247)  $    228,733
                                                 ==============  ==============   ================   ============

Income from operations......................     $       10,612  $        1,234   $            398   $     12,244
                                                 ==============  ==============   ================
Interest expense, net.......................                                                               13,880
Other income, net...........................                                                               (1,682)
                                                                                                     ------------
Income before income taxes and minority
  interests.................................                                                         $         46
                                                                                                     ============

Long-lived assets...........................     $      808,243  $       11,667   $        (35,252)  $    784,658
                                                 ==============  ==============   ================   ============

                                                    DOMESTIC        FOREIGN         ELIMINATIONS     CONSOLIDATED
                                                 --------------  --------------   ----------------   ------------

THREE MONTHS ENDED JUNE 30, 2005
Revenues:
    Net sales to unaffiliated customers.....     $       85,743  $       15,542   $             --   $    101,285
    Net sales between geographic areas......              5,455              --             (5,455)            --
                                                 --------------  --------------   ----------------   ------------
Total revenues..............................     $       91,198  $       15,542   $         (5,455)  $    101,285
                                                 ==============  ==============   ================  ==============

Income from operations......................     $       10,104  $        1,398   $            100   $     11,602
                                                 ==============  ==============   ================
Interest expense, net.......................                                                                7,704
Other expense, net..........................                                                                  363
                                                                                                     ------------
Income before income taxes and minority
  interests.................................                                                         $      3,535
                                                                                                     ============

Long-lived assets...........................     $      474,868  $        8,686   $        (28,904)  $    454,650
                                                 ==============  ==============   ================   ============

                                                    DOMESTIC        FOREIGN         ELIMINATIONS     CONSOLIDATED
                                                 --------------  --------------   ----------------   ------------
SIX MONTHS ENDED JUNE 30, 2006
Revenues:
    Net sales to unaffiliated customers.....     $      396,519  $       31,511   $             --   $    428,030
    Net sales between geographic areas......              9,190              --             (9,190)            --
                                                 --------------  --------------   ----------------   ------------
        Net sales...........................            405,709          31,511             (9,190)       428,030
    Royalties and franchise fees............              9,043              --                 --          9,043
                                                 --------------  --------------   ----------------   ------------
Total revenues..............................     $      414,752  $       31,511   $         (9,190)  $    437,073
                                                 ==============  ==============   ================   ============

Income from operations......................     $       10,369  $        2,142   $            935   $     13,446
                                                 ==============  ==============   ================
Interest expense, net.......................                                                               27,103
Other income, net...........................                                                               (1,957)
                                                                                                     ------------
Loss before income taxes and minority
  interests.................................                                                         $    (11,700)
                                                                                                     ============

Long-lived assets...........................     $      808,243  $       11,667   $        (35,252)  $    784,658
                                                 ==============  ==============   ================   ============

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    DOMESTIC        FOREIGN         ELIMINATIONS     CONSOLIDATED
                                                 --------------  --------------   ----------------   ------------
SIX MONTHS ENDED JUNE 30, 2005
Revenues:
    Net sales to unaffiliated customers.....     $      172,307  $       29,354   $             --   $    201,661
    Net sales between geographic areas......              9,991              --             (9,991)            --
                                                 --------------  --------------   ----------------   ------------
Total revenues..............................     $      182,298  $       29,354   $         (9,991)  $    201,661
                                                 ==============  ==============   ================   ============

Income from operations......................     $       22,855  $        2,360   $            338   $     25,553
                                                 ==============  ==============   ================
Interest expense, net.......................                                                               15,231
Other expense, net..........................                                                                  422
                                                                                                     ------------
Income before income taxes and minority
   interests                                                                                         $      9,900
                                                                                                     ============

Long-lived assets...........................     $      474,868  $        8,686   $        (28,904)  $    454,650
                                                 ==============  ==============   ================   ============

NOTE 10 - LEGAL PROCEEDINGS

      The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.

NOTE 11 - RELATED PARTY TRANSACTIONS

      In connection with its acquisition in April 2004, the Company executed a management agreement with Berkshire Partners LLC and Weston Presidio. Pursuant to the management agreement, Berkshire Partners LLC and Weston Presidio will be paid annual management fees of $833 and $417, respectively. At June 30, 2006 and December 31, 2005, accrued management fees payable to Berkshire Partners LLC and Weston Presidio totaled $139 and $69, respectively. Although the indenture governing our senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.

NOTE 12 - STOCK OPTION PLAN

      On May 1, 2004, the Company adopted the 2004 Equity Incentive Plan under which the Company may grant incentive awards in the form of options to purchase shares of the Company's common stock ("Company Stock Options") and shares of restricted and unrestricted shares of the Company's common stock to certain directors, officers, employees and consultants of the Company and its affiliates. A committee of the Company's board of directors (the "Committee"), or the board itself in the absence of a Committee, is authorized to make grants and various other decisions under the 2004 Equity Incentive Plan. Unless otherwise determined by the Committee, any participant granted an award under the 2004 Equity Incentive Plan must become a party to, and agree to be bound by, the Company's stockholders' agreement. Company Stock Options reserved under the 2004 Equity Incentive Plan total 2,901.4097 and may include incentive stock options, nonqualified stock options or both types of Company Stock Options. Company Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Committee, vest over five years and have a term of ten years from the date of grant.

   In April 2005, the Company granted 722 time-based options ("TBOs") and 760 performance based options ("PBOs") to key employees and its outside directors. Under the PBO feature, option awards are contingent on meeting various company-wide performance goals based primarily on revenue growth and profitability over a multi-year period. The Company used a minimum value method under SFAS No. 123, as amended by SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure," to determine the fair value of the Company Stock Options granted in April 2005 and recorded compensation expense of approximately $111 and $222 during the three and six months ended June 30, 2006 and $112 during the three and six months ended June 30, 2005, in general and administrative expenses. It has been assumed that the estimated fair value of the options granted in 2005 under the Equity Incentive Plan is amortized on a straight line basis to compensation expense, net of taxes, over the vesting period of the grant of four years. The estimated fair value of each option on the date of grant was determined using the minimum value method with the following assumptions:

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

dividend yield of 0%, risk-free interest rate of 3.1%, forfeitures and expected cancellation of 3% for TBOs and 6% for PBOs and an expected life of four years.

      On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R) "Share-Based Payment," which is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation" as amended. SFAS No. 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity for goods or services and transactions that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Generally, the fair value approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123.

      The Company adopted SFAS No. 123(R) using the prospective method. Since the Company's stock is not publicly traded, options that were granted under SFAS No. 123 continue to be expensed under the provisions of SFAS No. 123 using a minimum value method while options issued subsequent to January 1, 2006 are expensed under the provisions of SFAS No. 123(R).

      During the quarter ended June 30, 2006, the Company granted an additional
434.5 TBOs and 790.5 PBOs to key employees and outside directors. The Company recorded compensation of $254 for the three and six months ended June 30, 2006 related to options granted under SFAS No. 123(R) in general and administrative expenses. The fair value of each grant is estimated on the grant date using a Black-Scholes option valuation model based on the assumptions in the following table.

                                                             THREE MONTHS ENDED
                                                               JUNE 30, 2006
                                                             ------------------
Expected dividend rate....................................           --
Risk free interest rate...................................         4.85%
Weighted average expected lives, in years.................          7.5
Price volatility..........................................           15%

      The weighted average expected lives (estimated period of time outstanding) was estimated using the simplified method for determining the expected term. Expected volatility was based on implied historical volatility of an applicable Dow Jones Industrial Average sector index for a period equal to the stock option's expected life.

NOTE 13 - SALES LEASEBACK TRANSACTION

      On May 25, 2006, the Company sold a warehouse located in Chester, New York and entered into a leaseback for the same warehouse under a one-year lease agreement. Net proceeds to the Company for the sale of the property were approximately $12,613 and the gain on the transaction was $2,666. Of the total gain, $1,353 was recognized in the second quarter of 2006 under the caption other (income) expense, and $1,313 was deferred and will be recognized as income over the one-year leaseback period. Additionally, $1,363 of rent expense will be recognized on a straight-line basis over the one-year leaseback period.

NOTE 14 - RECENTLY ISSUED ACCOUNTING STANDARDS

      In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes." Among other things, FIN 48 requires applying a "more likely than not" threshold to the recognition and derecognition of tax positions. The new guidance will be effective for the Company on January 1, 2007. The Company is in the process of determining the effect, if any, of the adoption of FIN 48 on the Company's consolidated financial statements.

NOTE 15 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

      On December 23, 2005, the Company financed the Party City Acquisition with
(i) the Equity Investment of $166,425, (ii) the First Term Loan of $325,000, which includes the $85,000 First Term Loan Revolver, (iii) borrowings under the Second Term Loan of $60,000, and (iv) cash on-hand of $21,227 including $862 paid during the six months ended June 30, 2006.

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

      -     Amscan (Asia-Pacific) Pty. Ltd.

      -     Amscan Partyartikel GmbH

      -     Amscan de Mexico, S.A. de C.V.

      -     Anagram International (Japan) Co., Ltd.

      -     Anagram Espana, S.A.

      -     Anagram France S.C.S.

      -     JCS Hong Kong Ltd.

   The following information presents condensed consolidating balance sheets as of June 30, 2006 and December 31, 2005, and the related condensed consolidating statements of operations for the three and six month periods ended June 30, 2006 and 2005 and the consolidated statement of cash flows for the six months ended June 30, 2006 and 2005 for the combined Guarantors and the combined Non-guarantors and elimination entries necessary to consolidate the entities comprising the consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2006

                                                                    AHI AND
                                                                   COMBINED       COMBINED NON-
                                                                  GUARANTORS       GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                                                --------------   --------------   --------------    --------------
ASSETS
Current assets:
    Cash and cash equivalents...............................    $        3,913   $          721   $                 $        4,634
    Accounts receivable, net................................            71,485           14,830                             86,315
    Inventories, net........................................           160,488           13,264             (310)          173,442
    Prepaid expenses and other current assets...............            34,876            2,520                             37,396
                                                                --------------   --------------   --------------    --------------
       Total current assets.................................           270,762           31,335             (310)          301,787
  Property, plant and equipment, net........................           142,949            2,342                            145,291
  Goodwill..................................................           457,620            4,011                            461,631
  Trade names...............................................           111,900               --                            111,900
  Other intangible assets, net..............................            41,712               --                             41,712
  Other assets..............................................            54,062            5,314          (35,252)           24,124
                                                                --------------   --------------   --------------    --------------
       Total assets.........................................    $    1,079,005   $       43,002   $      (35,562)   $    1,086,445
                                                                ==============   ==============   ==============    ==============

LIABILITIES, REDEEMABLE COMMON SECURITIES AND
  STOCKHOLDERS' EQUITY
Current liabilities:
    Loans and notes payable.................................    $       17,700   $           --   $                 $       17,700
    Accounts payable........................................            65,999            2,657                             68,656
    Accrued expenses........................................            42,695            6,235                             48,930
    Income taxes payable....................................               588               --              103               691
    Current portion of long-term obligations................             3,274              181                              3,455
                                                                --------------   --------------   --------------    --------------
       Total current liabilities............................           130,256            9,073              103           139,432
Long-term obligations, excluding current portion............           559,719              136                            559,855
Deferred income tax liabilities.............................            58,558              661                             59,219
Deferred rent and other long-term liabilities...............             5,962           33,222          (35,369)            3,815
                                                                --------------   --------------   --------------    --------------
       Total liabilities....................................           754,495           43,092          (35,266)          762,321

Redeemable common securities................................             7,685               --                              7,685

Commitments and contingencies...............................

Stockholders' equity:
    Common stock............................................                --              339             (339)               --
    Additional paid-in capital..............................           301,969               --                            301,969
    Retained earnings.......................................            14,044             (349)             (37)           13,658
    Accumulated other comprehensive income (loss)                          812              (80)              80               812
                                                                --------------   --------------   --------------    --------------
       Total stockholders' equity...........................           316,825              (90)            (296)          316,439
                                                                --------------   --------------   --------------    --------------
       Total liabilities, redeemable
          common securities and stockholders' equity........    $    1,079,005   $       43,002   $      (35,562)   $    1,086,445
                                                                ==============   ==============   ==============    ==============

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2005

                                                             AHI AND
                                                            COMBINED       COMBINED NON-
                                                           GUARANTORS       GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                                         --------------   --------------   --------------    --------------
ASSETS
Current assets:
    Cash and cash equivalents..........................  $        7,695   $        1,050   $                 $        8,745
    Accounts receivable, net...........................          71,234           11,795                             83,029
    Inventories, net...................................         175,087           13,955             (585)          188,457
    Prepaid expenses and other current assets..........          37,851            1,710                             39,561
                                                         --------------   --------------   --------------    --------------
       Total current assets............................         291,867           28,510             (585)          319,792
  Property, plant and equipment, net...................         148,580            2,297                            150,877
  Goodwill, net........................................         501,985            3,746                            505,731
  Trade names..........................................          68,500               --                             68,500
  Other intangible assets, net.........................          48,699               --                             48,699
  Other assets.........................................          52,650            5,448          (32,750)           25,348
                                                         --------------   --------------   --------------    --------------
       Total assets....................................  $    1,112,281   $       40,001   $      (33,335)   $    1,118,947
                                                         ==============   ==============   ==============    ==============

LIABILITIES, REDEEMABLE COMMON SECURITIES AND
 STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable...................................  $      102,259   $        3,528   $                 $      105,787
    Accrued expenses...................................          46,093            4,713                             50,806
    Income taxes payable...............................           3,331              168             (112)            3,387
    Current portion of long-term obligations...........           2,438              205                              2,643
                                                         --------------   --------------   --------------    --------------
       Total current liabilities.......................         154,121            8,614             (112)          162,623
Long-term obligations, excluding current portion.......         561,366              201                            561,567
Deferred income tax liabilities........................          63,164              618                             63,782
Deferred rent and other long-term liabilities..........           5,553           30,552          (32,761)            3,344
                                                         --------------   --------------   --------------    --------------
       Total liabilities...............................         784,204           39,985          (32,873)          791,316

Redeemable common securities...........................           6,821               --                              6,821

Commitments and contingencies..........................

Stockholders' equity:
    Common stock.......................................              --              339             (339)               --
    Additional paid-in capital.........................         300,983               --                            300,983
    Retained earnings..................................          21,270             (243)            (203)           20,824
    Accumulated other comprehensive loss...............            (997)             (80)              80              (997)
                                                         --------------   --------------   --------------    --------------
       Total stockholders' equity......................         321,256               16             (462)          320,810
                                                         --------------   --------------   --------------    --------------
       Total liabilities, redeemable
          common securities and stockholders' equity...  $    1,112,281   $       40,001   $      (33,335)   $    1,118,947
                                                         ==============   ==============   ==============    ==============

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2006

                                                                   AHI AND
                                                                   COMBINED       COMBINED NON-
                                                                  GUARANTORS       GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                                                --------------   --------------   --------------    --------------
Revenues:
    Net sales...............................................    $      212,652   $       16,442   $       (5,247)   $      223,847
    Royalties and franchise fees............................             4,886               --                              4,886
                                                                --------------   --------------   --------------    --------------
          Total revenues....................................           217,538           16,442           (5,247)          228,733

Expenses:
    Cost of sales...........................................           151,298           11,221           (5,315)          157,204
    Selling expenses........................................             7,529            1,914                              9,443
    Retail operating expenses...............................            24,363               --                             24,363
    Franchise expenses......................................             3,142               --                              3,142
    General and administrative expenses.....................            18,118            2,073             (330)           19,861
    Art and development costs...............................             2,476               --                              2,476
                                                                --------------   --------------   --------------    --------------
         Total expenses.....................................           206,926           15,208           (5,645)          216,489
                                                                --------------   --------------   --------------    --------------
           Income from operations...........................            10,612            1,234              398            12,244

Interest expense, net.......................................            13,843               37                             13,880
Other (income) expense, net.................................            (2,966)             299              985            (1,682)
                                                                --------------   --------------   --------------    --------------
         (Loss) income before income taxes and minority
             interests......................................              (265)             898             (587)               46

Income tax (benefit) expense................................              (213)             207               25                19
Minority interests..........................................                --               36                                 36
                                                                --------------   --------------   --------------    --------------
         Net (loss) income..................................    $          (52)  $          655   $         (612)   $           (9)
                                                                ==============   ==============   ==============    ==============

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2005

                                                                   AHI AND
                                                                   COMBINED       COMBINED NON-
                                                                  GUARANTORS       GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                                                --------------   --------------   --------------    --------------
Revenues:
    Net sales...............................................    $       91,198   $       15,542   $       (5,455)   $      101,285
Expenses:
    Cost of sales...........................................            63,692           10,295           (5,225)           68,762
    Selling expenses........................................             7,330            1,881                              9,211
    General and administrative expenses.....................             7,720            1,968             (330)            9,358
    Art and development costs...............................             2,352               --                              2,352
                                                                --------------   --------------   --------------    --------------
         Total expenses.....................................            81,094           14,144           (5,555)           89,683
                                                                --------------   --------------   --------------    --------------
           Income from operations...........................            10,104            1,398              100            11,602

Interest expense, net.......................................             7,676               28                              7,704
Other income, net...........................................              (909)              (2)           1,274               363
                                                                --------------   --------------   --------------    --------------
         Income before income taxes and minority interests..             3,337            1,372           (1,174)            3,535

Income tax (benefit) expense................................              (431)             382              (83)             (132)
Minority interests..........................................                --               46                                 46
                                                                --------------   --------------   --------------    --------------
         Net income.........................................    $        3,768   $          944   $       (1,091)   $        3,621
                                                                ==============   ==============   ==============    ==============

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006

                                                                   AHI AND
                                                                   COMBINED       COMBINED NON-
                                                                  GUARANTORS       GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                                                --------------   --------------   --------------    --------------
Revenues:
    Net sales...............................................    $      405,709   $       31,511   $       (9,190)   $      428,030
    Royalties and franchise fees............................             9,043               --                              9,043
                                                                --------------   --------------   --------------    --------------
          Total revenues....................................           414,752           31,511           (9,190)          437,073

Expenses:
    Cost of sales...........................................           293,906           21,430           (9,465)          305,871
    Selling expenses........................................            14,752            3,866                             18,618
    Retail operating expenses...............................            48,562               --                             48,562
    Franchise expenses......................................             5,979               --                              5,979
    General and administrative expenses.....................            36,226            4,073             (660)           39,639
    Art and development costs...............................             4,958               --                              4,958
                                                                --------------   --------------   --------------    --------------
          Total expenses....................................           404,383           29,369          (10,125)          423,627
                                                                --------------   --------------   --------------    --------------
           Income from operations...........................            10,369            2,142              935            13,446

Interest expense, net.......................................            27,031               72                             27,103
Other (income) expense, net.................................            (4,104)             336            1,811            (1,957)
                                                                --------------   --------------   --------------    --------------
         (Loss) income before income taxes and minority
            interests.......................................           (12,558)           1,734             (876)          (11,700)

Income tax (benefit) expense................................            (5,220)             477              103            (4,640)
Minority interests..........................................                --              106                                106
                                                                --------------   --------------   --------------    --------------
         Net (loss) income..................................    $       (7,338)  $        1,151   $         (979)   $       (7,166)
                                                                ==============   ==============   ==============    ==============

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005

                                                                   AHI AND
                                                                   COMBINED       COMBINED NON-
                                                                  GUARANTORS       GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                                                --------------   --------------   --------------    --------------
Revenues:
    Net sales...............................................    $      182,298   $       29,354   $       (9,991)   $      201,661

 Expenses:
    Cost of sales...........................................           125,972           19,260           (9,669)          135,563
    Selling expenses........................................            14,329            3,866                             18,195
    General and administrative expenses.....................            14,528            3,868             (660)           17,736
    Art and development costs...............................             4,614               --                              4,614
                                                                --------------   --------------   --------------    --------------
         Total expenses.....................................           159,443           26,994          (10,329)          176,108
                                                                --------------   --------------   --------------    --------------
           Income from operations...........................            22,855            2,360              338            25,553

Interest expense, net.......................................            15,174               57                             15,231
Other (income) expense, net.................................            (1,925)             (16)           2,363               422
                                                                --------------   --------------   --------------    --------------
         Income before income taxes and minority interests..             9,606            2,319           (2,025)            9,900

Income tax expense..........................................             1,776              566             (119)            2,223
Minority interests..........................................                --               50                                 50
                                                                --------------   --------------   --------------    --------------
         Net income.........................................    $        7,830   $        1,703   $       (1,906)   $        7,627
                                                                ==============   ==============   ==============    ==============

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006

                                                                            AHI AND
                                                                            COMBINED   COMBINED NON-
                                                                           GUARANTORS    GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                                           ----------  -------------  ------------  ------------
Cash flows used in operating activities:
  Net (loss) income .....................................................  $  (7,338)    $  1,151       $   (979)     $ (7,166)
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
          Depreciation and amortization expense .........................     19,869          385                       20,254
          Amortization of deferred financing costs ......................      1,309           --                        1,309
          Provision for doubtful accounts ...............................        536          151                          687
          Deferred income tax benefit ...................................     (4,200)          --                       (4,200)
          Undistributed gain in unconsolidated joint venture ............       (221)          --                         (221)
          (Gain) loss on disposal of property, plant and equipment ......     (2,024)           6                       (2,018)
          Equity based compensation .....................................        476           --                          476
           Changes in operating assets and liabilities:
              Increase in accounts receivable ...........................     (3,681)      (3,186)                      (6,867)
              Decrease in inventories ...................................     14,027          691           (275)       14,443
              Increase in prepaid expenses, other current assets and
                  other, net ............................................     (3,925)        (210)         1,151        (2,984)
               (Decrease) increase in accounts payable, accrued
                  expenses, income taxes payable and other
                  liabilities ...........................................    (33,105)          16            103       (32,986)
                                                                           ---------     --------       --------      --------
                Net cash used in operating activities ...................    (18,277)        (996)            --       (19,273)
  Cash flows used in investing activities:
          Cash paid in connection with Party City Acquisition ...........       (862)          --                         (862)
          Capital expenditures ..........................................    (15,562)        (337)                     (15,899)
          Proceeds from disposal of property, plant and equipment .......     12,980           24                       13,004
                                                                           ---------     --------       --------      --------
                Net cash used in investing activities ...................     (3,444)        (313)            --        (3,757)
   Cash flows provided by (used in) financing activities:
          Repayment of loans, notes payable and long-term obligations....     (1,176)        (138)                      (1,314)
          Proceeds from short term obligations ..........................     17,700           --                       17,700
          Proceeds from the sale of common stock ........................      1,374           --                        1,374
                                                                           ---------     --------       --------      --------
             Net cash provided by (used in) financing activities ........     17,898         (138)            --        17,760
   Effect of exchange rate changes on cash and cash equivalents .........         41        1,118                        1,159
                                                                           ---------     --------       --------      --------
                  Net decrease in cash and cash equivalents .............     (3,782)        (329)                      (4,111)
   Cash and cash equivalents at beginning of period .....................      7,695        1,050                        8,745
                                                                           ---------     --------       --------      --------
   Cash and cash equivalents at end of period ...........................  $   3,913     $    721       $             $  4,634
                                                                           =========     ========       ========      ========

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005

                                                                                   AHI AND    COMBINED
                                                                                   COMBINED     NON-
                                                                                  GUARANTORS  GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                                                  ----------  ----------  ------------  ------------
Cash flows provided by operating activities:
  Net income ...................................................................   $ 7,830     $ 1,703      $(1,906)      $ 7,627
  Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization expense ................................     7,017         331                      7,348
          Amortization of deferred financing costs .............................       738          --                        738
          Provision for doubtful accounts ......................................       524         164                        688
          Deferred income tax expense ..........................................       813          --                        813
          Undistributed loss in unconsolidated joint venture ...................       432          --                        432
          Equity based compensation ............................................       112          --                        112
           Changes in operating assets and liabilities, net of acquisitions:
               Decrease (increase) in accounts receivable ......................     1,146      (2,067)                      (921)
               Increase in inventories, net ....................................    (7,001)     (1,367)         322        (8,046)
               Increase in prepaid expenses, other current assets and other
                  assets, net ..................................................    (2,003)       (784)                    (2,787)
               Increase in accounts payable, accrued expenses, income taxes
                  payable and other liabilities, net ...........................     1,290         238         (119)        1,409
                Other, net .....................................................    (5,557)      2,949        1,703          (905)
                                                                                   -------     -------      -------       -------
                  Net cash provided by operating activities.....................     5,341       1,167           --         6,508
  Cash flows used in investing activities:
          Capital expenditures .................................................    (5,856)       (360)                    (6,216)
                                                                                   -------     -------      -------       -------
               Net cash used in investing activities ...........................    (5,856)       (360)                    (6,216)
   Cash flows used in financing activities:
          Repayment of loans, notes payable and long-term obligations ..........    (1,620)       (100)                    (1,720)
          Purchase and retirement of redeemable common stock held by former
               employee ........................................................      (104)        --                        (104)
                                                                                   -------     -------      -------       -------
               Net cash used in financing activities ...........................    (1,724)       (100)                    (1,824)
   Effect of exchange rate changes on cash and cash equivalents ................        73        (741)                      (668)
                                                                                   -------     -------      -------       -------
             Net decrease  in cash and cash equivalents ........................    (2,166)        (34)                    (2,200)
   Cash and cash equivalents at beginning of period ............................     3,153       1,099                      4,252
                                                                                   -------     -------      -------       -------
   Cash and cash equivalents at end of period ..................................   $   987     $ 1,065       $   --       $ 2,052
                                                                                   =======     =======      =======       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE PARTY CITY ACQUISITION

      On December 23, 2005 (the "Party City Acquisition Date"), the Company completed the acquisition of Party City Corporation ("Party City") pursuant to an Agreement and Plan of Merger (the "Party City Acquisition"), dated September 26, 2005 (as amended, the "Acquisition Agreement"), by and among the Company, Party City and BWP Acquisition, Inc. ("BWP"), a Delaware corporation and a wholly-owned subsidiary of the Company. Pursuant to the terms of the Acquisition Agreement, BWP merged with and into Party City, with Party City continuing as the surviving corporation. Each share of common stock of Party City outstanding at the Party City Acquisition Date was cancelled and converted into the right to receive $17.50 in cash, without interest. Prior to the acquisition, Party City settled all outstanding stock options and warrants at the spread between $17.50 and their exercise price. Transaction costs associated with the Party City Acquisition totaled $9.6 million.

      Financing for the Party City Acquisition, including the repayment of the Company's borrowings under its 2004 senior secured credit facility, was provided by: (i) an equity investment of $166.4 million (the "Equity Investment") in AAH,
(ii) borrowings under a First Lien Credit Agreement (the "First Lien Credit Agreement") consisting of a $325.0 million term loan (net of an original issue discount of $3.25 million) (the "First Term Loan") and a committed revolving credit facility in an aggregate principal amount of $85.0 million (the "First Term Loan Revolver"), (iii) borrowings under a Second Lien Credit Agreement (the "Second Lien Credit Agreement," and, together with the First Lien Credit Agreement, the "Credit Agreements") consisting of a $60.0 million term loan (net of an original issue discount of $1.5 million) (the "Second Term Loan") and (iv) cash on-hand of $21.2 million including $0.9 million paid during the six months ended June 20, 2006. Deferred financing costs associated with the Credit Agreements totaled $7.4 million.

      The Equity Investment consisted of the sale of 13,868.75 shares of AAH common stock to funds affiliated with Berkshire Partners, LLC and Weston Presidio, certain members of management and certain other investors.

      The excess of the Party City purchase price over the tangible net assets acquired has been allocated to intangible assets consisting of franchise licenses ($27.1 million) and other intangibles ($0.3 million), each of which is being amortized using the straight-line method over the assets' estimated useful life (one to nine years), and trade names ($78.4 million) and goodwill ($177.9 million), which are not being amortized. In addition, there has been an allocation to step property, plant and equipment up to market value ($5.0 million). The acquisition was structured as a purchase of common stock and, accordingly, the amortization of intangible assets is not deductible for income tax purposes. The allocation of the purchase price is based, in-part, on our preliminary estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. Independent valuation specialists are currently conducting a valuation of the net assets acquired as of the Party City Acquisition Date to assist management with the final determination of fair value. Based on preliminary valuation results, during the six months ended June 30, 2006, the Company increased the allocation of the purchase price to trade names ($43.4 million) and fixed assets ($5.0 million), reduced the allocation to franchise licenses ($2.9 million) and adjusted other net liabilities resulting in a net decrease in goodwill related to the Party City Acquisition of $44.3 million.

      The results of Party City's operations are included in the Company's consolidated results of operations from the date of acquisition. As a result of the acquisition of Party City Corporation on December 23, 2005, the Company's historical consolidated results of operations for the three and six months ended June 30, 2006 and 2005 vary significantly. Accordingly, the Company has provided and made comparisons to the Company's historical consolidated results of operations for the three and six months ended June 30, 2005, as well as its pro forma consolidated results, as if the acquisition had occurred on January 1, 2005. The pro forma consolidated results of operations reflect the following items: (i) adjustments to interest expense for new borrowings related to the Party City Acquisition and the elimination of historical interest on debt repaid in connection therewith, (ii) the elimination of non-recurring expenses related to the Party City Acquisition, (iii) adjustments to depreciation and amortization expense arising from the valuation of depreciable and amortizable tangible and intangible assets, as a result of a preliminary purchase price allocation , and (vi) the related income tax effects of the above items based upon a pro forma effective income tax rate of 39.5%. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the Party City Acquisition occurred on January 1, 2005, nor is it necessarily indicative of the Company's future results.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

PERCENTAGE OF TOTAL REVENUES

      The following table sets forth the Company's consolidated statements of operations for the three months ended June 30, 2006 and 2005 and, on a pro forma basis, for the three months ended June 30, 2005, respectively.

                                                           THREE MONTHS ENDED JUNE 30,
                                                                               2005
                                                            2006     2005    PRO FORMA
                                                           ------   ------   ---------
Revenues:
   Net sales ............................................   97.9%   100.0%      97.8%
   Royalties and franchise fees .........................    2.1       --        2.2
                                                           -----    -----      -----
      Total revenues ....................................  100.0    100.0      100.0

Expenses:
   Cost of sales ........................................   68.7     67.9       65.8
   Selling expenses .....................................    4.1      9.1        4.3
   Retail operating expenses ............................   10.6       --       12.1
   Franchise expenses ...................................    1.4       --        1.4
   General and administrative expenses ..................    8.7      9.2        8.8
   Art and development costs ............................    1.1      2.3        1.1
                                                           -----    -----      -----
     Total expenses .....................................   94.6     88.5       93.5
                                                           -----    -----      -----
         Income from operations .........................    5.4     11.5        6.5

Interest expense, net ...................................    6.1      7.6        6.2
Other (income) expense, net .............................   (0.7)     0.4        0.2
                                                           -----    -----      -----
   Income before income taxes and minority  interests....     --      3.5        0.1

Income tax benefit ......................................     --     (0.1)      (0.6)
Minority interests ......................................     --       --         --
                                                           -----    -----      -----
     Net income .........................................     --%     3.6%       0.7%
                                                           =====    =====      =====

TOTAL REVENUES

      The following table sets forth the Company's total revenues for the three months ended June 30, 2006 and 2005 and, on a pro forma basis, for the three months ended June 30, 2005, respectively.

                                                                                          THREE MONTHS ENDED
                                           THREE MONTHS ENDED      THREE MONTHS ENDED       JUNE 30, 2005
                                             JUNE 30, 2006            JUNE 30, 2005            PRO FORMA
                                         ----------------------  ---------------------  ----------------------
                                                     % OF TOTAL             % OF TOTAL             % OF TOTAL
                                              $       REVENUES       $       REVENUES      $        REVENUES
                                         ----------  ----------  ---------  ----------  --------   -----------
Net sales:
      Wholesale sales..................  $ 116,772      51.1%    $ 101,285     100.0%   $110,980      52.0%
      Eliminations.....................    (13,128)     (5.8)           --        --     (13,432)     (6.3)
                                         ---------     -----     ---------    ------    --------     -----
           Wholesale net sales.........    103,644      45.3       101,285     100.0      97,548      45.7
      Retail sales.....................    120,203      52.6            --        --     111,307      52.1
                                         ---------     -----     ---------    ------    --------     -----
          Total net sales..............    223,847      97.9       101,285     100.0     208,855      97.8
Royalties and franchise fees...........      4,886       2.1            --        --       4,605       2.2
                                         ---------     -----     ---------    ------    --------     -----
          Total revenues...............  $ 228,733     100.0%    $ 101,285     100.0%   $213,460     100.0%
                                         =========     =====     =========    ======    ========     =====

      For the quarter ended June 30, 2006, revenues totaled $228.7 million, consisting of net sales, at wholesale, of $103.6 million, retail sales of $120.2 million and franchise related revenues of $4.9 million. For the quarter ended June 30, 2005, revenue consisted of net sales at wholesale, totaling $101.3 million. Assuming the Party City Acquisition had occurred on January 1, 2005, pro forma revenue for the second quarter of 2005 totaled $213.5 million, consisting of net sales at wholesale of $97.5 million, retail net sales of $111.3 million and franchise-related revenue of $4.6 million.

   WHOLESALE

      Net sales, at wholesale, of $103.6 million were $6.1 million or 6.2% higher than the pro forma sales for the second quarter of 2005. Net sales to party superstores, including sales to Party City franchisees, totaled $23.3 million or 2.7% higher than in 2005. The Company attributes the increase in sales to party superstores principally to synergistic growth, as the Company expands the number of product lines available to Party City franchise stores. International sales totaled $16.4 million or 5.8% higher than in 2005. The Company attributes the increase in international sales to the favorable reception of our new 2006 ensemble designs and product lines. Net sales of metallic balloons were $25.8 million or 15.9% higher than in 2005, with the increase primarily attributable to the introduction of a new musical balloon line in the fourth quarter of 2005, strong retail demand for shaped and other specialty balloons and strong sales of flexible packaging during the second quarter.

   RETAIL

      Net retail sales for company-owned stores for the second quarter of 2006 totaled $120.2 million or 8.0% higher than the pro forma net retail sales for the second quarter of 2005. Same-store net retail sales for company-owned stores during the second quarter 2006 totaled $118.7 million or 7.5% higher than the pro forma net retail sales for the second quarter of 2005. The improvement reflects an increase of 5.6% in same-store sales of non-seasonal merchandise and an 18.6% increase in same-store net sales of seasonal merchandise, principally due to a sales shift because of Easter falling in April 2006 and March 2005.. The increase in net retail sales also reflects a 3.1% increase in the average net sale per retail transaction and a 4.2% increase in customer count at our company-owned stores.

   ROYALTIES AND FRANCHISE FEES

      Franchise related revenue for the second quarter of 2006 totaled $4.9 million or 6.1% higher than the pro forma revenue for the second quarter of 2005. During the second quarter of 2006, our franchise store count increased by six stores, as compared to one store in the second quarter of 2005. In addition, franchise stores reported same-store net sales of $121.3 million, or an increase of 7.4% when comparing the second quarters of 2006 and 2005.

GROSS PROFIT

      The following table sets forth the Company's consolidated gross profit on net sales for the three months ended June 30, 2006 and 2005 and, on a pro forma basis, for the three months ended June 30, 2005, respectively.

                                                                            THREE MONTHS ENDED
                                  THREE MONTHS ENDED    THREE MONTHS ENDED     JUNE 30, 2005
                                     JUNE 30, 2006        JUNE 30, 2005         PRO FORMA
                                  -------------------  -------------------  -------------------
                                             % OF                  % OF                % OF
                                           ASSOCIATED           ASSOCIATED           ASSOCIATED
                                     $      NET SALES     $      NET SALES     $     NET SALES
                                  -------  ----------  -------  ----------  -------  ----------
GROSS PROFIT:
      Wholesale ................  $29,270     28.2%    $32,523     32.1%    $31,019     31.8%
      Retail ...................   37,373     31.1          --       --      37,447     33.6
                                  -------              -------              -------
          Total gross profit....  $66,643     29.8%    $32,523     32.1%    $68,466     32.8%
                                  =======     ====     =======     ====     =======     ====

      The gross profit margin on net sales, for the quarter ended
June 30, 2006 was 28.2% or 390 basis points lower than in 2005. The decrease in gross profit margin principally reflects the inclusion, in 2006, of $9.7 million of net sales from Party City to its franchisees, which historically have lower margins and account for a 320 basis point reduction in our overall gross profit margin. The remaining 70 basis point reduction in margin is attributable to changes in product sales mix across the Company's many product lines. Retail gross profit margin for the second quarter 2006 of 31.1% was 250 basis points lower than the gross profit margin, on a pro forma basis, for the second quarter 2005 and principally reflects lower vendor rebates and discounts.

OPERATING EXPENSES.

      Selling expenses of $9.4 million for the quarter ended June 30, 2006 were $0.2 million higher than for the second quarter of 2005 as increases in base compensation and employee benefits were substantially offset by a reduction in the size of our sales force. As a percent of total revenues, selling expenses were 4.1% for the three months ended June 30, 2006, or 20 basis points lower than selling expenses as a percentage of pro forma total revenue for the second quarter of 2005.

      Retail operating expenses of $24.4 million were $1.5 million lower than in the comparable quarter of 2005 and decreased from 12.1% to 10.6% of revenues when compared to the pro forma expenses for the second quarter of 2005. The decrease in retail operating expenses principally reflects the timing of advertising expenses and lower payroll and supplies expense. Franchise expenses for the second quarter of 2006 of $3.1 million were comparable to the pro forma expenses for the second quarter of 2005, at 1.4% of total revenues.

      General and administrative expenses of $19.9 million for the quarter ended June 30, 2006 were $0.9 million higher than the pro forma expenses for the second quarter of 2005. As a percentage of total revenues, general and administrative expenses were 8.7% for the second quarter of 2006 as compared to 8.8%, on a pro forma basis, for the quarter ended June 30, 2005. The increase in general and administrative expenses principally reflects higher base compensation and employee benefits, including compensation expense for stock options partially offset by lower reserves for compensated absences at our retail operations and lower corporate spending.

      Art and development costs of $2.5 million for the quarter ended June 30, 2006 were $0.1 million higher than costs for the second quarter of 2005. As a percentage of total revenues, art and development costs were 1.1% of total revenue for the second quarter of 2006 and pro forma total revenue for the comparable quarter of 2005.

INTEREST EXPENSE, NET.

      Interest expense of $13.9 million for the three months ended June 30, 2006 was $6.2 million higher than for the three months ended June 30, 2005, reflecting higher average borrowings following the Party City Acquisition in December 2005 and higher variable interest rates during the second quarter of 2006 compared to the second quarter of 2005.

OTHER (INCOME) EXPENSE, NET.

      Other income, net, for the second quarter of 2006 principally consists of a gain on the sale-leaseback of a warehouse in Chester, New York of $1.4 million, the gain on sales of two Party City corporate stores of $0.7 million and the undistributed income in an unconsolidated joint venture. The other expense, net, for the second quarter of 2005 principally consists of the undistributed loss in an unconsolidated joint venture. The undistributed (income) loss represents our share of the operations of a Mexican balloon distribution joint venture, including the elimination of intercompany profit in the joint venture's inventory at June 30, 2006 and 2005.

INCOME TAXES.

      Income taxes for the second quarter of 2006 and 2005 were based upon the estimated consolidated effective income tax rates of 39.7% and 37.0% for the years ending December 31, 2006 and 2005, respectively. The increase in the 2006 effective income tax rate is primarily attributable to a higher average state income tax rate based on the numerous jurisdictions in which our retail stores operate. In addition, during the three months ended June 30, 2005, the Company recorded a $1.4 million reduction to its income tax expense and net deferred income tax liability to reflect a change in its estimated state income tax rate. The tax rate change results from a change in New York State tax law governing the apportionment of income.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

PERCENTAGE OF TOTAL REVENUES

      The following table sets forth the Company's consolidated statements of operations for the six months ended June 30, 2006 and 2005 and, on a pro forma basis, for the six months ended June 30, 2005, respectively.

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                  --------------------------
                                                                                     2005
                                                                   2006     2005   PRO FORMA
                                                                  -------  ------  ---------
Revenues:
   Net sales ...................................................   97.9%   100.0%    97.9%
   Royalties and franchise fees ................................    2.1       --      2.1
                                                                  -----    -----    -----
      Total revenues ...........................................  100.0    100.0    100.0

Expenses:
   Cost of sales ...............................................   70.0     67.2     68.0
   Selling expenses ............................................    4.2      9.0      4.6
   Retail operating expenses ...................................   11.1       --     12.6
   Franchise expenses ..........................................    1.4       --      1.5
   General and administrative expenses .........................    9.1      8.8      9.3
   Art and development costs ...................................    1.1      2.3      1.1
                                                                  -----    -----    -----
     Total expenses ............................................   96.9     87.3     97.1
                                                                  -----    -----    -----
         Income from operations ................................    3.1     12.7      2.9

Interest expense, net ..........................................    6.2      7.6      6.5
   Other (income) expense, net .................................   (0.4)     0.2      0.1
                                                                  -----    -----    -----
   (Loss) income before income taxes and minority  interests....   (2.7)     4.9     (3.7)

   Income tax (benefit) expense ................................   (1.1)     1.1     (1.8)
   Minority interests ..........................................     --       --       --
                                                                  -----    -----    -----
     Net (loss) income .........................................   (1.6)%    3.8%    (1.9)%
                                                                  =====    =====    =====

TOTAL REVENUES

      The following table sets forth the Company's total revenues for the six months ended June 30, 2006 and 2005 and, on a pro forma basis, for the six months ended June 30, 2005, respectively.

                                                                                         SIX MONTHS ENDED
                                           SIX MONTHS ENDED       SIX MONTHS ENDED         JUNE 30, 2005
                                             JUNE 30, 2006          JUNE 30, 2005            PRO FORMA
                                         ---------------------  ---------------------  ----------------------
                                                    % OF TOTAL             % OF TOTAL              % OF TOTAL
                                            $        REVENUES       $       REVENUES       $        REVENUES
                                         --------   ----------  ---------  ----------  ---------   ----------
Net sales:
      Wholesale sales..................  $239,959      54.9%    $ 201,661    100.0%    $ 218,033      54.6%
      Eliminations.....................   (29,031)     (6.6)          --        --       (29,017)     (7.3)
                                         --------     -----     ---------    -----     ---------     -----
           Wholesale net sales.........   210,928      48.3       201,661    100.0       189,016      47.3
      Retail sales.....................   217,102      49.6            --       --       202,287      50.6
                                         --------     -----     ---------    -----     ---------     -----
          Total net sales..............   428,030      97.9       201,661    100.0       391,303      97.9
Royalties and franchise fees...........     9,043       2.1            --       --         8,368       2.1
                                         --------     -----     ---------    -----     ---------     -----
          Total revenues...............  $437,073     100.0%    $ 201,661    100.0%    $ 399,671     100.0%
                                         ========     =====     =========    =====     =========     =====

      For the six months ended June 30, 2006, revenues totaled $437.1 million, consisting of net sales, at wholesale, of $210.9 million, retail sales of $217.1 million and franchise related revenues of $9.0 million. For the six months ended June 30, 2006, revenue consisted of net sales at wholesale, totaling $201.7 million. Assuming the Party City Acquisition had occurred on January 1, 2005, pro forma revenue for the second quarter of 2005 totaled $399.7 million, consisting of net sales at wholesale of $189.0 million, retail net sales of $202.3 million and franchise-related revenue of $8.4 million.

   WHOLESALE

      Net sales, at wholesale, of $210.9 million were $21.9 million or 11.6% higher than the pro forma sales for the six months ended June 30, 2005. Net sales to party superstores, including sales to Party City franchisees, totaled $51.2 million and were 9.1% higher than in 2005. International sales totaled $31.5 million or 7.3% higher than in 2005. The Company attributes the increase in sales to party superstores and international sales during the first quarter of 2006 principally to the favorable reception and increased demand for our new 2006 ensemble designs and product lines. In addition, the Company attributes the increase in sales to party superstores during the second quarter of 2006 principally to synergistic growth, as the Company expands the number of product lines available to Party City franchise stores. Net sales of metallic balloons were $49.5 million or 13.7% higher than in 2005, with the increase primarily attributable to the introduction of a new musical balloon line in the fourth quarter of 2005, strong retail demand for shaped and other specialty balloons and strong flexible packaging sales during the first half of 2006.

   RETAIL

      Net retail sales for company-owned stores for the six months ended June 30, 2006 totaled $217.1 million or 7.3% higher than the pro forma net retail sales for the six months ended June 30, 2005. Same-store net retail sales for company-owned stores during the six months ended June 30, 2006 totaled $214.7 million or 6.7% higher than the pro forma net retail sales for the comparable period of 2005. The improvement reflects an increase of 7.2% in same-store net sales of non-seasonal merchandise and a 4.8% increase in same-store net sales of seasonal merchandise. The increase in net retail sales also reflects a 4.3% increase in the average net sale per retail transaction and a 2.4% increase in customer count at our company-owned stores.

   ROYALTIES AND FRANCHISE FEES

      Franchise related revenue for the six months ended June 30, 2006 totaled $9.0 million or 8.1% higher than the pro forma revenue for the comparable period of 2005. During the six months ended June 30, 2006, our franchise store count increased by eight stores, as compared to one new store in the first half of 2005. In addition, franchise stores reported same-store net sales of $223.8 million, or an increase of 7.4% when comparing the six months ended June 30, 2006 and 2005.

GROSS PROFIT

      The following table sets forth the Company's consolidated gross profit on net sales for the six months ended June 30, 2006 and 2005 and, on a pro forma basis, for the six months ended June 30, 2005, respectively.

                                                                                        SIX MONTHS ENDED
                                             SIX MONTHS ENDED      SIX MONTHS ENDED      JUNE 30, 2005
                                               JUNE 30, 2006        JUNE 30, 2005          PRO FORMA
                                           --------------------  -------------------  --------------------
                                                        % OF                % OF                   % OF
                                                     ASSOCIATED           ASSOCIATED            ASSOCIATED
                                              $       NET SALES     $      NET SALES     $       NET SALES
                                           --------  ----------  -------  ----------  --------  ----------
GROSS PROFIT:
      Wholesale..........................  $ 60,981     28.9%    $66,098    32.8%     $ 60,985    32.3%
      Retail.............................    61,178     28.2          --      --        58,365    28.9
                                           --------     ----     -------    ----      --------    ----
          Total gross profit.............  $122,159     28.5%    $66,098    32.8%     $119,350    30.5%
                                           ========     ====     =======    ====      ========    ====

      The gross profit margin on net sales, at wholesale, for the six months ended June 30, 2006 was 28.9% or 390 basis points lower than in 2005. The decrease in gross profit margin principally reflects the inclusion, in 2006, of $19.8 million of net sales from Party City to its franchisees, which historically have lower margins and account for a 310 basis point reduction in our overall gross profit margin. The remaining 80 basis point reduction in margin is attributable to changes in product sales mix across the Company's many product lines. Retail gross profit margin for the first two quarters of 2006 of 28.2% was 70 basis points lower than the gross profit margin, on a pro forma basis, for the first half of 2005.

OPERATING EXPENSES.

        Selling expenses of $18.6 million for the six months ended June 30, 2006 were $0.4 million higher than the comparable period of 2005 as increases in base compensation and employee benefits were substantially offset by a reduction in the size of our sales force.

As a percent of total revenues, selling expenses were 4.2% for the six months ended June 30, 2006, or 40 basis points lower than selling expenses as a percentage of pro forma total revenue for the same period in 2005.

      Retail operating expenses of $48.6 million were $1.7 million lower than during the first half of 2005 and decreased from 12.6% to 11.1% of revenues compared to the pro forma expenses for the first two quarter of 2005 due to timing of advertising expenses, lower payroll and supplies expense. Franchise expenses for the six months ended June 30, 2006 of $6.0 million were comparable to the pro forma expenses for the first half of 2005.

      General and administrative expenses of $39.6 million for the six months ended June 30, 2006 increased by $2.4 million over the pro forma expenses for the same period in 2005. As a percentage of total revenues, general and administrative expenses were 9.1% for the first half of 2006 as compared to 9.3%, on a pro forma basis, for the comparable period in 2005. The increase in general and administrative expenses principally reflects higher base compensation and employee benefits, including compensation expense for stock options , partially offset by a lower reserve for compensated absences and lower corporate spending.

      Art and development costs of $5.0 million for the six months ended June 30, 2006 were $0.3 million higher than costs for the comparable period of 2005. As a percentage of total revenues, art and development costs were 1.1% of total revenue for the six months ended June 30, 2006 and 2005.

INTEREST EXPENSE, NET.

      Interest expense of $27.1 million for the six months ended June 30, 2006 was $11.9 million higher than for the six months ended June 30, 2005, reflecting higher average borrowings following the Party City Acquisition in December 2005 and higher variable interest rates during the first six months 2006 compared to the first six months of 2005.

OTHER (INCOME) EXPENSE, NET.

      Other income, net for the first six months of 2006 principally consists of a gain on the sale-leaseback of a warehouse in Chester, New York of $1.4 million, the gain on sales of two Party City corporate stores of $0.7 million and the undistributed income in an unconsolidated joint venture. The other expense, net, for the first half of 2005 principally consists of the undistributed loss in an unconsolidated joint venture. The undistributed (income) loss represents our share of the operations of a Mexican balloon distribution joint venture, including the elimination of intercompany profit in the joint venture's inventory at June 30, 2006 and 2005.

INCOME TAXES.

      Income taxes for the second quarter of 2006 and 2005 were based upon the estimated consolidated effective income tax rates of 39.7% and 37.0% for the years ending December 31, 2006 and 2005, respectively. The increase in the 2006 effective income tax rate is primarily attributable to a higher average state income tax rate based on the numerous jurisdictions in which our retail stores operate. In addition, during the three months ended June 30, 2005, the Company recorded a $1.4 million reduction to its income tax expense and net deferred income tax liability to reflect a change in its estimated state income tax rate. The tax rate change results from a change in New York State tax law governing the apportionment of income.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE

      THE FIRST LIEN CREDIT AGREEMENT. Our First Lien Credit Agreement consists of (i) the $325 million First Term Loan and (ii) the $85 million First Term Revolver, which is available for working capital, general corporate purposes and the issuance of letters of credit. The First Term Loan was issued at a 1% discount, or $3.25 million, that is being amortized by the effective interest method over the term of the loan. The net proceeds of the First Term Loan and the Second Term Loan were used, together with the Equity Investment and cash on-hand, to (a) pay the cash portion of the purchase price of the Party City Acquisition, (b) repay the outstanding balances under the Company's then existing term loan, (c) pay all other amounts payable as of the Party City Acquisition Date pursuant to the Party City Acquisition Agreement and (d) pay transaction costs. At June 30, 2006 borrowings under the First Term Loan Revolver totaled $17.7 million and outstanding standby letters of credit totaled $13.6 million.

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

      At June 30, 2006, we have a $0.4 million Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate plus 0.6% and expires in April 2007, a 1.0 million British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on May 31, 2007 and a $1.0 million revolving credit facility which bears interest at LIBOR plus 1.0% and expires on December 31, 2006. No borrowings were outstanding under these revolving credit facilities at June 30, 2006 and December 31, 2005. We expect to renew these revolving credit facilities upon expiration.

      Long-term borrowings at June 30, 2006 include a mortgage note with the New York State Job Development Authority of $7.7 million which requires monthly payments based on a 180-month amortization period with a balloon payment upon maturity in January 2010. The mortgage note bears interest at the rate of 4.86%, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority's confidential internal protocols. The mortgage note is collateralized by a distribution facility located in Chester, New York.

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

      We have entered into various capital leases for machinery and equipment and automobiles with implicit interest rates ranging from 7.70% to 8.80% which extend to 2008. The Company has numerous non-cancelable operating leases for its retail stores sites as well as several leases for offices, distribution and manufacturing facilities, showrooms and equipment. These leases expire on various dates through 2018 and generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance costs. Rent expense for the six months ended June 30, 2006 and 2005 totaled $29.6 million and $6.0 million, respectively. In addition, on May 25, 2006, the Company sold a warehouse located in Chester, New York and entered into a leaseback for the same warehouse under a one-year lease agreement. Net proceeds to the Company for the sale of the property were approximately $12.3 million and the gain on the transaction was $2.7 million. Of the total gain, $1.4 million was recognized in the second quarter of 2006 under the caption other (income) expense, and $1.3 million was deferred and will be recognized as income over the one-year leaseback period. Additionally, $1.4 million of rent expense will be recognized on a straight-line basis over the one-year leaseback period. The minimum lease payments currently required under non-cancelable operating leases for the year ending December 31, 2006 approximates $59.8 million.

      In conjunction with the Party City Acquisition, the Company's management approved and initiated plans to restructure Party City's operations and involuntarily terminate a limited number of Party City personnel. We expect to complete the planned restructuring of Party City's operations by December 31, 2006. Estimated restructuring costs associated with the Party City acquisition of $1,700 were accrued for as part of the net assets acquired (see Note 2). To date, we have incurred $1,219 in severance costs. The restructuring reserve, as of June 30, 2006, is $481. In connection with the acquisition of the Company on April 30, 2004, we executed a management agreement with our Principal Investors, Berkshire Partners LLC and Weston Presidio. Pursuant to the management agreement, Berkshire Partners LLC and Weston Presidio will be paid annual management fees of $0.8 million and $0.4 million, respectively. Although the indenture governing the 8.75% senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.

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

CASH FLOW DATA - SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

      Net cash used in operating activities during the six months ended June, 2006 totaled $19.3 million while net cash provided by operating activities during the six months ended June 30, 2005 totaled $6.5 million. Net cash flow provided by operating activities before changes in operating assets and liabilities for the six months ended June 30, 2006 and 2005, was $9.1 million and $17.8 million, respectively. Changes in operating assets and liabilities for the six months ended June 30, 2006 and 2005 resulted in the use of cash of $28.4 million and $11.3 million, respectively. The increase in the use of cash during the six months ended June 30, 2006 principally reflects the payment of Halloween and other fourth quarter seasonal, retail trade payables following the year ended December 31, 2005, using borrowings under the First Term Loan Revolver.

      Net cash used in investing activities during the six months ended June 30, 2006 and 2005, totaled $3.8 million and $6.2 million, respectively. During the first six months of 2006, the Company paid professional and other fees associated with the acquisition of Party City of $0.9 million. During the first half of 2006 and 2005, the Company invested $8.2 million and $6.2 million, respectively, in its wholesale operations, principally in additional manufacturing and distribution assets. In addition, during the first half of 2006, the Company invested $7.7 million in its retail operations, which included leasehold improvements and furniture and fixtures in company-owned stores as well as the Company's retail headquarters in Rockaway, New Jersey. During the six months ended June 30, 2006, the Company also received proceeds from the sale of property, plant and equipment of $13.0 million, primarily from the sale-leaseback of a Chester, New York warehouse and the sale of company-owned retail stores.

      During the six months ended June 30, 2006, net cash provided by financing activities of $17.8 million included borrowings under the First Term Loan Revolver of $17.7 million used principally to pay down trade payables from seasonally higher year end balances and proceeds from the sale of common stock to directors and certain employees of $1.4 million, partially offset by scheduled payments of $0.8 million on the First Term Loan and $0.5 million on capital leases and other long-term obligations. During the six months ended June 30, 2005 net cash used in financing activities of $1.8 million included repayments of $0.3 million of short-term borrowings under the revolver, scheduled payments of $1.4 million on the term loan and other long-term obligations, as well as the purchase of redeemable common stock held by a former employee totaling $0.1 million.

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

      The Company adopted SFAS No. 123(R) using the prospective method. Since the Company's stock is not publicly, options granted under SFAS No. 123 continue to be expensed under the provisions of SFAS No. 123 using a minimum value method while options issued subsequent to adoptions are expensed under the provisions of SFAS No. 123(R). During the second quarter of 2006, the Company granted an additional options to key employees and outside directors and recorded compensation of $0.3 million for the three and six months ended June 30, 2006 in general and administrative expenses. The fair value of each grant is estimated on the grant date using a Black-Scholes option valuation model. The Company also recorded compensation expense related to options granted under SFAS No. 123 of $0.1 million and $0.2 million for the three and six months ended June 30, 2006, respectively, and $0.1 million for the three and six months end June 30, 2005.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes." Among other things, FIN 48 requires applying a "more likely than not" threshold to the recognition and derecognition of tax positions. The new guidance will be effective for the Company on January 1, 2007. The Company is in the process of determining the effect, if any, of the adoption of FIN 48 on the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we have utilized interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the six months ended June, 2006 and 2005, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and the loss before income taxes and minority interest for the quarter and six months ended June 30, 2006 would have increased by $3.3 million and income before income taxes and minority interest for the quarter and six months ended June 30, 2005 would have decreased by $2.0 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

      Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $2.1 million and $1.9 million for the six months ended June 30, 2006 and 2005, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

      There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                               AMSCAN HOLDINGS, INC.

                               By: /s/ Michael A. Correale
                                   ---------------------------------------------
                                   Michael A. Correale
                                   Chief Financial Officer
                                   (on behalf of the registrant and as principal
Date: August 14, 2006              financial and accounting officer)