Form 10-Q
period 2006-09-30
AMSCAN HOLDINGS INC
filed 2006-11-14
CIK 1024729

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

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _____________ TO ____________

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

     As of November 14, 2006, 1,000.00 shares of Registrant's common stock, par value $0.10, were outstanding.

================================================================================

                              AMSCAN HOLDINGS, INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 2006

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                  PART I

ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       Condensed Consolidated Balance Sheets at September 30, 2006 and
          December 31, 2005..............................................     3
       Condensed Consolidated Statements of Operations for the Three
          Months Ended September 30, 2006 and 2005.......................     4
       Condensed Consolidated Statements of Operations for the Nine
          Months Ended September 30, 2006 and 2005.......................     5
       Condensed Consolidated Statement of Stockholders' Equity for the
          Nine Months Ended September 30, 2006...........................     6
       Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 2006 and 2005.......................     7
       Notes to Condensed Consolidated Financial Statements..............     8

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS..........................................    25

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........    35

ITEM 4 CONTROLS AND PROCEDURES...........................................    36

                                 PART II

ITEM 5 OTHER INFORMATION.................................................    36

ITEM 6 EXHIBITS..........................................................    36

SIGNATURE................................................................    37

     References throughout this document to "Amscan," "AHI," and the "Company" include Amscan Holdings, Inc. and its wholly owned subsidiaries. In this document the words "we," "our," "ours" and "us" refer only to the Company and its wholly owned subsidiaries and not to any other person.

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

                              AMSCAN HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                                            2006           2005
                                                                                       -------------   ------------
                                                                                        (UNAUDITED)       (NOTE)
ASSETS
Current assets:
   Cash and cash equivalents .......................................................     $    6,402     $    8,745
   Accounts receivable, net of allowances ..........................................        104,681         83,029
   Inventories, net of allowances ..................................................        238,974        188,457
   Prepaid expenses and other current assets .......................................         44,107         39,561
                                                                                         ----------     ----------
      Total current assets .........................................................        394,164        319,792
Property, plant and equipment, net .................................................        154,908        150,877
Goodwill ...........................................................................        432,729        505,731
Trade names ........................................................................        145,600         68,500
Other intangible assets, net .......................................................         47,075         48,699
Other assets .......................................................................         28,671         25,348
                                                                                         ----------     ----------
      Total assets .................................................................     $1,203,147     $1,118,947
                                                                                         ==========     ==========
LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Loans and notes payable .........................................................     $   48,450     $       --
   Accounts payable ................................................................        119,865        105,787
   Accrued expenses ................................................................         70,295         50,806
   Income taxes payable ............................................................            296          3,387
   Current portion of long-term obligations ........................................          3,409          2,643
                                                                                         ----------     ----------
      Total current liabilities ....................................................        242,315        162,623
Long-term obligations, excluding current portion ...................................        559,099        561,567
Deferred income tax liabilities ....................................................         49,906         63,782
Deferred rent and other long-term liabilities ......................................          3,124          3,344
                                                                                         ----------     ----------
      Total liabilities ............................................................        854,444        791,316
Redeemable common securities .......................................................         12,320          6,821
Commitments and contingencies
Stockholders' equity:
   Common stock ($0.01 par value; 40,000.00 shares authorized; 30,087.63 and
      27,882.73 shares issued and outstanding at September 30, 2006 and
      December 31, 2005, respectively) .............................................             --             --
   Additional paid-in capital ......................................................        327,610        300,983
   Retained earnings ...............................................................          7,983         20,824
   Accumulated other comprehensive income (loss) ...................................            790           (997)
                                                                                         ----------     ----------
      Total stockholders' equity ...................................................        336,383        320,810
                                                                                         ----------     ----------
      Total liabilities, redeemable common securities and stockholders' equity .....     $1,203,147     $1,118,947
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

                              AMSCAN HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                                    --------------------------------
                                                                             2006       2005
                                                                           --------   --------
Revenues:
   Net sales ....................................................          $220,514   $105,582
   Royalties and franchise fees .................................             4,505         --
                                                                           --------   --------
      Total revenues ............................................           225,019    105,582
Expenses:
   Cost of sales ................................................           156,383     69,560
   Selling expenses .............................................             9,978      9,148
   Retail operating expenses ....................................            27,668         --
   Franchise expenses ...........................................             3,424         --
   General and administrative expenses ..........................            19,751      8,057
   Art and development costs ....................................             2,504      2,330
                                                                           --------   --------
      Total expenses ............................................           219,708     89,095
                                                                           --------   --------
         Income from operations .................................             5,311     16,487
Interest expense, net ...........................................            14,226      7,989
Other expense, net ..............................................               319          8
                                                                           --------   --------
      (Loss) income before income taxes and minority interests ..            (9,234)     8,490
Income tax (benefit) expense ....................................            (3,671)     3,141
Minority interests ..............................................               112         70
                                                                           --------   --------
      Net (loss) income .........................................          $ (5,675)  $  5,279
                                                                           ========   ========

     See accompanying notes to condensed consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                    -------------------------------
                                                                            2006       2005
                                                                          --------   --------
Revenues:
   Net sales ....................................................         $648,544   $307,243
   Royalties and franchise fees .................................           13,548         --
                                                                          --------   --------
      Total revenues ............................................          662,092    307,243
Expenses:
   Cost of sales ................................................          462,254    205,123
   Selling expenses .............................................           28,596     27,343
   Retail operating expenses ....................................           76,230         --
   Franchise expenses ...........................................            9,403         --
   General and administrative expenses ..........................           59,390     25,793
   Art and development costs ....................................            7,462      6,944
                                                                          --------   --------
      Total expenses ............................................          643,335    265,203
                                                                          --------   --------
         Income from operations .................................           18,757     42,040
Interest expense, net ...........................................           41,329     23,220
Other (income) expense, net .....................................           (1,638)       430
                                                                          --------   --------
      (Loss) income before income taxes and minority interests ..          (20,934)    18,390
Income tax (benefit) expense ....................................           (8,311)     5,365
Minority interests ..............................................              218        120
                                                                          --------   --------
      Net (loss) income .........................................         $(12,841)  $ 12,905
                                                                          ========   ========

     See accompanying notes to condensed consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2006
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                      ACCUMULATED
                                                                             ADDITIONAL                  OTHER
                                                          COMMON    COMMON     PAID-IN    RETAINED   COMPREHENSIVE
                                                          SHARES     STOCK     CAPITAL    EARNINGS   (LOSS) INCOME     TOTAL
                                                        ---------   ------   ----------   --------   -------------   --------
Balance at December 31, 2005.........................   27,882.73     $--     $300,983    $ 20,824      $ (997)      $320,810

   Net loss..........................................                                      (12,841)                   (12,841)
   Net change in cumulative translation adjustment...                                                    1,727          1,727
   Change in fair value of interest rate swap
      contracts, net of income tax expense...........                                                       60             60
                                                                                                                     --------
      Comprehensive loss.............................                                                                 (11,054)
   Issuance of shares of common stock in connection
      with the Party America acquisition.............    2,070.24               29,501                                 29,501
   Issuance of shares of common stock................      134.66                1,614                                  1,614
   Reclassification of common stock to redeemable
      common securities..............................                           (3,871)                                (3,871)
   Decrease in additional paid-in capital due to
      appreciation in redeemable common securities...                           (1,459)                                (1,459)
   Equity based compensation expense.................                              842                                    842
                                                        ---------     ---     --------    --------      ------       --------
Balance at September 30, 2006........................   30,087.63     $--     $327,610    $  7,983      $  790       $336,383
                                                        =========     ===     ========    ========      ======       ========

                              AMSCAN HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                -------------------
                                                                                  2006       2005
                                                                                --------   --------
Cash flows (used in) provided by operating activities:
   Net (loss) income ........................................................   $(12,841)  $ 12,905
   Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
      Depreciation and amortization expense .................................     30,626     11,457
      Amortization of deferred financing costs ..............................      1,986      1,141
      Provision for doubtful accounts .......................................      1,283      1,127
      Deferred income tax (benefit) expense .................................     (7,553)     3,361
      Undistributed (gain) loss in unconsolidated joint venture .............       (184)       611
      Gain on disposal of property, plant and equipment .....................     (1,156)        (5)
      Equity based compensation .............................................        842        223
      Changes in operating assets and liabilities:
         Increase in accounts receivable ....................................    (28,252)    (9,637)
         Increase in inventories ............................................    (18,844)   (15,265)
         Decrease (increase) in prepaid expenses, other current assets and
            other assets, net ...............................................      3,723       (710)
         Increase in accounts payable, accrued expenses, income taxes
            payable and other liabilities, net ..............................      8,319      7,988
      Other, net ............................................................         --     (2,993)
                                                                                --------   --------
         Net cash (used in) provided by operating activities ................    (22,051)    10,203

Cash flows used in investing activities:
   Cash paid in connection with acquisitions ................................    (14,270)        --
   Capital expenditures .....................................................    (29,338)   (12,476)
   Proceeds from disposal of property, plant and equipment ..................     14,273         21
                                                                                --------   --------
         Net cash used in investing activities ..............................    (29,335)   (12,455)

Cash flows provided by financing activities:
   Repayment of loans, notes payable and long-term obligations ..............     (2,319)    (2,105)
   Proceeds from short-term obligations .....................................     48,450      4,095
   Proceeds from the sale of common stock ...................................      1,614        600
   Purchase and retirement of redeemable common stock
      held by a former employee .............................................         --       (104)
                                                                                --------   --------
         Net cash provided by financing activities ..........................     47,745      2,486
Effect of exchange rate changes on cash and cash equivalents ................      1,298     (1,678)
                                                                                --------   --------
         Net decrease in cash and cash equivalents ..........................     (2,343)    (1,444)
Cash and cash equivalents at beginning of period ............................      8,745      4,252
                                                                                --------   --------
Cash and cash equivalents at end of period ..................................   $  6,402   $  2,808
                                                                                ========   ========
Supplemental Disclosures:
         Interest paid ......................................................   $ 31,934   $ 13,962
         Income taxes paid ..................................................      3,975      2,361

     See accompanying notes to condensed consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

          Amscan Holdings, Inc. ("Amscan", "AHI" or the "Company") was incorporated on October 3, 1996 for the purpose of becoming the holding company for Amscan Inc. and certain affiliated entities. The Company designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic balloons, gifts and stationery, throughout the world. In addition, following the acquisition of Party City in December 2005, the Company operates retail party supply superstores within the United States and sells franchises on an individual store and franchise area basis throughout the United States and Puerto Rico.

NOTE 2 -ACQUISITIONS

          On December 23, 2005 (the "Party City Acquisition Date"), the Company completed the acquisition of Party City Corporation ("Party City") pursuant to an Agreement and Plan of Merger (the "Party City Acquisition"), dated September 26, 2005 (as amended, the "Acquisition Agreement"), by and among the Company, Party City and BWP Acquisition, Inc. ("BWP"), a Delaware corporation and a wholly-owned subsidiary of the Company. Pursuant to the terms of the Acquisition Agreement, BWP merged with and into Party City, with Party City continuing as the surviving corporation. Each share of common stock of Party City outstanding at the Party City Acquisition Date was cancelled and converted into the right to receive $17.50 in cash, without interest. Prior to the acquisition, Party City settled all outstanding stock options and warrants at the spread between $17.50 and their exercise price. Transaction costs associated with the Party City Acquisition totaled $9,667.

          Financing for the Party City Acquisition, including the repayment of the Company's borrowings under its 2004 Senior Secured Credit Facility, was provided by: (i) an equity investment of $166,425 (the "Equity Investment") in the Company's parent, AAH Holdings Corporation ("AAH"), a Delaware corporation jointly controlled by funds affiliated with Berkshire Partners, LLC and Weston Presidio (together the "Principal Investors"), (ii) borrowings under a First Lien Credit Agreement (the "First Lien Credit Agreement") consisting of a $325,000 term loan (net of an original issue discount of $3,250) (the "First Term Loan") and a committed revolving credit facility in an aggregate principal amount of $85,000 (the "First Term Loan Revolver"), (iii) borrowings under a Second Lien Credit Agreement (the "Second Lien Credit Agreement," and, together with the First Lien Credit Agreement, the "Credit Agreements") consisting of a $60,000 term loan (net of an original issue discount of $1,500) (the "Second Term Loan") and (iv) cash on-hand of $21,227, including $862 paid during the nine months ended September 30, 2006. Deferred financing costs associated with the Credit Agreements totaled $7,437.

          The Equity Investment consisted of the sale of 13,868.75 shares of AAH common stock to funds affiliated with Berkshire Partners, LLC and Weston Presidio, certain members of management and certain other investors.

          The excess of the Party City purchase price over the tangible net assets acquired has been allocated to intangible assets consisting of franchise licenses ($35,200), which are being amortized using the straight-line method over the assets' estimated useful life (nine years), lease valuation assets ($338) which are being amortized over the remaining life of the specific lease, and trade names ($94,100) and goodwill ($148,576), which are not being amortized. In addition, there was an allocation to adjust property, plant and equipment to market value ($3,440). The acquisition was structured as a purchase of common stock and, accordingly, the amortization of intangible assets is not deductible for income tax purposes. The allocation of the purchase price is based, in-part, on our estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. Management determined the fair market value of net assets acquired as of the Party City Acquisition Date with the assistance of independent valuation specialists. Based on the valuation results, during the nine months ended September 30, 2006, the Company increased the allocation of the purchase price to trade names ($59,100), franchise licenses ($5,200) and fixed assets ($3,440) and adjusted other net liabilities and deferred taxes, resulting in a net decrease in goodwill related to the Party City Acquisition of $73,657.

          The following unaudited pro forma information assumes the Party City Acquisition had occurred on January 1, 2005. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the Party City Acquisition occurred on January 1, 2005, nor is it necessarily indicative of the Company's future results:

                    THREE MONTHS ENDED    NINE MONTHS ENDED
                    SEPTEMBER 30, 2005   SEPTEMBER 30, 2005
                    ------------------   ------------------
Total revenues...        $206,024             $605,695
Net loss.........          (4,563)             (14,600)

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

          On September 29, 2006 (the "Party America Acquisition Date"), the Company acquired PA Acquisition Corp. (the "Party America Acquisition"), doing business as Party America ("Party America"), from Gordon Brothers Investment, LLC (see Note 11). In connection with the acquisition, the outstanding common stock, common stock options and subordinated debt of Party America were converted into AAH common stock and common stock options valued at $29,670. AAH also paid transaction costs of $1,100 and repaid $12,583 of Party America senior debt.

          A preliminary estimate of the excess of the Party America purchase price over the tangible net assets acquired has been allocated to intangible assets consisting of franchise licenses ($2,300), which are being amortized using the straight-line method over the assets' estimated useful life (nine years) and trade names ($15,400) and goodwill ($2,628), which are not being amortized. In addition, there was an allocation to adjust property, plant and equipment to market value ($500). The acquisition was structured as a purchase of common stock and, accordingly, the amortization of intangible assets is not deductible for income tax purposes. The allocation of the purchase price is based, in-part, on our preliminary estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. Independent valuation specialists are currently conducting a valuation of the net assets acquired as of the Party America Acquisition Date to assist management with the final determination of fair value. As a result of the Party America
Acquisition, the Company assumed additional non-cancellable lease commitments totaling $77,500.

NOTE 3 - BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements as of September 30, 2006 and December 31, 2005 and for the three and nine month periods ended September 30, 2006 and 2005 include the accounts of the Company and its majority-owned and controlled entities. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. Our business is subject to substantial seasonal variations, as our retail segment has realized a significant portion of its net sales, cash flow and net income in the fourth quarter of each year, principally due to the sales in October for the Halloween season and, to a lesser extent, other fourth quarter holiday sales. We expect that this general pattern will continue. Our results of operations may also be affected by industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

          Our retail segment's fiscal year and related fiscal quarters are based on the 52-week or 53-week period nearest to December 31 of each year. Accordingly, our retail segment's financial statements as of and for the three and nine months ended September 30, 2006 are based on the 13-week and 39-week periods ended September 30, 2006, respectively. The differences in the retail segment's quarter and year end close dates are not significant.

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 4 - INVENTORIES

     Inventories consisted of the following:

                                                          SEPTEMBER 30,   DECEMBER 31,
                                                               2006           2005
                                                          -------------   ------------
Finished goods.........................................     $224,545        $172,232
Raw materials..........................................       14,121          12,272
Work-in-process........................................        5,216           6,139
                                                            --------        --------
                                                             243,882         190,643
Less: reserve for slow moving and obsolete inventory...       (4,908)         (2,186)
                                                            --------        --------
                                                            $238,974        $188,457
                                                            ========        ========

          Inventories are valued at the lower of cost or market. The Company determines the cost of inventory at its retail stores using the weighted average method. All other inventory cost is determined using the first-in, first-out method.

NOTE 5 - INCOME TAXES

          The consolidated income tax (benefit) expense for the three and nine months ended September 2006 and 2005, was determined based upon estimates of the Company's consolidated effective income tax rate for the years ending December 31, 2006 and 2005, respectively. The differences between the consolidated effective income tax rate and the U.S. federal statutory rate are primarily attributable to state income taxes, available domestic tax credits and the effects of foreign operations, including available foreign tax credits. In addition, during the nine months ended September 30, 2005, the Company recorded a $1,400 reduction to its income tax expense and net deferred income tax liability to reflect a change in its estimated state income tax rate. The tax rate change results from a change in New York State tax law governing the apportionment of income.

NOTE 6 - RESTRUCTURING

          In conjunction with the Party City Acquisition, the Company's management approved and initiated plans to restructure Party City's distribution operations and involuntarily terminate a limited number of Party City personnel. The distribution operations, which accounted for $7,528 and $27,314 of revenue from sales to franchises for the three and nine months ended September 30, 2006, respectively, and operating income (loss) of $238 and $(27) for the same respective periods, will be combined into the Company's existing wholesale distribution operations. We expect to complete the planned restructuring of Party City's distribution operations by March 31, 2007.

          Estimated restructuring costs associated with the Party City Acquisition of $3,000 were accrued for as part of the net assets acquired (see
Note 2). To date, we have incurred $1,219 in severance costs. The restructuring reserve at September 30, 2006 of $1,781 includes $394 of additional severance payments to previously severed employees and $1,387 of costs to restructure the distribution operations.

          In connection with the Party American Acquisition, the Company may incur employee retention expenses of approximately $4,000 from the Party American Acquisition date to September 30, 2007.

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 7 - COMPREHENSIVE (LOSS) INCOME

     Comprehensive (loss) income consisted of the following:

                                                                  THREE MONTHS         NINE MONTHS
                                                                     ENDED                ENDED
                                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                                               -----------------   ------------------
                                                                 2006      2005      2006       2005
                                                               -------   -------   --------   -------
Net (loss) income ..........................................   $(5,675)  $ 5,279   $(12,841)  $12,905
Net change in cumulative translation adjustment ............       202    (1,600)     1,727    (2,687)
Change in fair value of interest rate swap contracts, net of
   income taxes of ($132), $170, $35 and $279 ..............      (224)      289         60       454
Change in fair value of foreign exchange contracts, net of
   income taxes of $236 and $408 ...........................        --       401         --       660
                                                               -------   -------   --------   -------
                                                               $(5,697)  $ 4,369   $(11,054)  $11,332
                                                               =======   =======   ========   =======

     Accumulated other comprehensive income (loss) consisted of the following:

                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                         2006           2005
                                                                    -------------   ------------
Cumulative translation adjustment................................        $730          $(997)
Interest rate swap contracts, net of income tax expense of $35...          60             --
                                                                         ----          -----
                                                                         $790          $(997)
                                                                         ====          =====

NOTE 8 - CAPITAL STOCK

          At September 30, 2006 and December 31, 2005, the Company's authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding and 40,000.00 shares of common stock, $0.01 par value, of which 30,087.63 and 27,882.73 shares were issued and outstanding, respectively.

          Certain employee stockholders owned 773.67 and 501.08 shares of AAH common stock at September 30, 2006 and December 31, 2005, respectively. Under the terms of the AAH stockholders' agreement dated April 30, 2004, the Company has an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders can require the Company to purchase all of the shares held by the former employee. The purchase price as prescribed in the stockholders' agreements is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by the Company to all employee stockholders based on the estimated fair market value of fully paid and vested common securities is classified as redeemable common securities on the consolidated balance sheet with a corresponding adjustment to stockholders' equity. At September 30, 2006 and December 31, 2005, the aggregate amount that may be payable by the Company to employee stockholders, based on the estimated market value, was approximately $12,320 and $6,821, respectively. As there is no active market for the Company's common stock, the Company estimated the fair value of its common stock at September 30, 2006 and December 31, 2005, based on the valuation of the Company common stock issued in connection with the acquisitions of Party America and Party City, respectively.

NOTE 9 - SEGMENT INFORMATION

Industry Segments

          Prior to the acquisition of Party City on December 23, 2005, the Company operated as a single business segment - Wholesale. Following the Party City Acquisition, the Company has two identifiable business segments - Wholesale and Retail. The Wholesale segment includes the design, manufacture, contract for manufacture and distribution of party goods, including paper and plastic tableware, metallic balloons, accessories, novelties, gifts and stationery, at wholesale. The Retail segment includes the operation of company-owned retail party supply superstores in the United States and the sale of franchises on an individual store and franchise area basis throughout the United States and Puerto Rico.

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     The Company's industry segment data is as follows:

                                                       WHOLESALE    RETAIL    ELIMINATIONS   CONSOLIDATED
                                                       ---------   --------   ------------   ------------
THREE MONTHS ENDED SEPTEMBER 30, 2006
Revenues:
   Net sales .......................................   $135,134    $105,176     $(19,796)      $220,514
   Royalties and franchise fees ....................         --       4,505           --          4,505
                                                       --------    --------     --------       --------
      Total revenues ...............................   $135,134    $109,681     $(19,796)      $225,019
                                                       ========    ========     ========       ========
Income (loss) from operations ......................   $ 16,059    $ (7,508)    $ (3,240)      $  5,311
                                                       ========    ========     ========
Interest expense, net ..............................                                             14,226
Other expense, net .................................                                                319
                                                                                               --------
Loss before income taxes and minority interests ....                                           $ (9,234)
                                                                                               ========
Long-lived assets ..................................   $455,876    $358,371     $ (5,264)      $808,983
                                                       ========    ========     ========       ========

                                                       WHOLESALE    RETAIL    ELIMINATIONS   CONSOLIDATED
                                                       ---------   --------   ------------   ------------
NINE MONTHS ENDED SEPTEMBER 30, 2006
Revenues:
   Net sales .......................................    $375,093   $322,278     $(48,827)      $648,544
   Royalties and franchise fees ....................          --     13,548           --         13,548
                                                        --------   --------     --------       --------
      Total revenues ...............................    $375,093   $335,826     $(48,827)      $662,092
                                                        ========   ========     ========       ========
Income (loss) from operations ......................    $ 39,428   $(12,052)    $ (8,619)      $ 18,757
                                                        ========   ========     ========
Interest expense, net ..............................                                             41,329
Other income, net ..................................                                             (1,638)
                                                                                               --------
Loss before income taxes and minority interests ....                                           $(20,934)
                                                                                               ========
Long-lived assets ..................................    $455,876   $358,371     $ (5,264)      $808,983
                                                        ========   ========     ========       ========

Geographic Segments

          The Company's export sales, other than intercompany sales reported below as sales between geographic areas, are not material. Sales between geographic areas primarily consist of sales of finished goods for distribution in foreign markets. No single foreign operation is significant to the Company's consolidated operations. Sales between geographic areas are made at cost plus a share of operating profit.

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     The Company's geographic area data are as follows:

                                                       DOMESTIC   FOREIGN   ELIMINATIONS   CONSOLIDATED
                                                       --------   -------   ------------   ------------
THREE MONTHS ENDED SEPTEMBER 30, 2006
Revenues:
   Net sales to unaffiliated customers .............   $199,959   $20,555     $     --       $220,514
   Net sales between geographic areas ..............      5,920        --       (5,920)            --
                                                       --------   -------     --------       --------
      Net sales ....................................    205,879    20,555       (5,920)       220,514
   Royalties and franchise fees ....................      4,505        --           --          4,505
                                                       --------   -------     --------       --------
Total revenues .....................................   $210,384   $20,555     $ (5,920)      $225,019
                                                       ========   =======     ========       ========
Income from operations .............................   $  2,040   $ 3,197     $     74       $  5,311
                                                       ========   =======     ========
Interest expense, net ..............................                                           14,226
Other expense, net .................................                                              319
                                                                                             --------
Loss before income taxes and minority interests ....                                         $ (9,234)
                                                                                             ========
Long-lived assets ..................................   $841,436   $11,802     $(44,255)      $808,983
                                                       ========   =======     ========       ========

                                                       DOMESTIC   FOREIGN   ELIMINATIONS   CONSOLIDATED
                                                       --------   -------   ------------   ------------
THREE MONTHS ENDED SEPTEMBER 30, 2005
Revenues:
   Net sales to unaffiliated customers .............   $ 88,176   $17,406     $     --       $105,582
   Net sales between geographic areas ..............      5,466        --       (5,466)            --
                                                       --------   -------     --------       --------
Total revenues .....................................   $ 93,642   $17,406     $ (5,466)      $105,582
                                                       ========   =======     ========       ========
Income from operations .............................   $ 13,931   $ 2,313     $    243       $ 16,487
                                                       ========   =======     ========
Interest expense, net ..............................                                            7,989
Other expense, net .................................                                                8
                                                                                             --------
Income before income taxes and minority interests ..                                         $  8,490
                                                                                             ========
Long-lived assets ..................................   $475,111   $ 8,649     $(29,666)      $454,094
                                                       ========   =======     ========       ========

                                                       DOMESTIC   FOREIGN   ELIMINATIONS   CONSOLIDATED
                                                       --------   -------   ------------   ------------
NINE MONTHS ENDED SEPTEMBER 30, 2006
Revenues:
   Net sales to unaffiliated customers .............   $596,478   $52,066     $     --       $648,544
   Net sales between geographic areas ..............     15,110        --      (15,110)            --
                                                       --------   -------     --------       --------
Net sales ..........................................    611,588    52,066      (15,110)       648,544
   Royalties and franchise fees ....................     13,548        --           --         13,548
                                                       --------   -------     --------       --------
Total revenues .....................................   $625,136   $52,066     $(15,110)      $662,092
                                                       ========   =======     ========       ========
Income from operations .............................   $ 12,409   $ 5,339     $  1,009       $ 18,757
                                                       ========   =======     ========
Interest expense, net ..............................                                           41,329
Other income, net ..................................                                           (1,638)
                                                                                             --------
Loss before income taxes and minority interests ....                                         $(20,934)
                                                                                             ========

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       DOMESTIC   FOREIGN   ELIMINATIONS   CONSOLIDATED
                                                       --------   -------   ------------   ------------
NINE MONTHS ENDED SEPTEMBER 30, 2005
Revenues:
   Net sales to unaffiliated customers .............   $260,483   $46,760     $     --       $307,243
   Net sales between geographic areas ..............     15,457        --      (15,457)            --
                                                       --------   -------     --------       --------
Total revenues .....................................   $275,940   $46,760     $(15,457)      $307,243
                                                       ========   =======     ========       ========
Income from operations .............................   $ 36,786   $ 4,673     $    581       $ 42,040
                                                       ========   =======     ========
Interest expense, net ..............................                                           23,220
Other expense, net .................................                                              430
                                                                                             --------
Income before income taxes and minority interests ..                                         $ 18,390
                                                                                             ========
Long-lived assets ..................................   $475,111   $ 8,649     $(29,666)      $454,094
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

NOTE 11 - RELATED PARTY TRANSACTIONS

          In connection with its acquisition by AAH Holdings Corporation in April 2004, the Company executed a management agreement with Berkshire Partners LLC and Weston Presidio. Pursuant to the management agreement, Berkshire Partners LLC and Weston Presidio will be paid annual management fees of $833 and $417, respectively. At September 30, 2006 and December 31, 2005, accrued management fees payable to Berkshire Partners LLC and Weston Presidio totaled $139 and $69, respectively. Although the indenture governing our senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.

          An affiliate of Berkshire Partners, LLC owns approximately 34% of Gordon Brothers Investment, LLC.

NOTE 12 - STOCK OPTION PLAN

          On May 1, 2004, the Company adopted the 2004 Equity Incentive Plan under which the Company may grant incentive awards in the form of options to purchase shares of the Company's common stock ("Company Stock Options") and shares of restricted and unrestricted common stock to certain directors, officers, employees and consultants of the Company and its affiliates. A committee of the Company's board of directors (the "Committee"), or the board itself in the absence of a Committee, is authorized to make grants and various other decisions under the 2004 Equity Incentive Plan. Unless otherwise determined by the Committee, any participant granted an award under the 2004 Equity Incentive Plan must become a party to, and agree to be bound by, the Company's stockholders' agreement. Company Stock Options reserved under the 2004 Equity Incentive Plan total 2,923.2068 and may include incentive and nonqualified stock options. Company Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Committee, vest over five years and have a term of ten years from the date of grant.

          In April 2005, the Company granted 722 time-based options ("TBOs") and 760 performance based options ("PBOs") to key employees and its outside directors, exercisable at a strike price of $10,000. Under the PBO feature, the ability to exercise vested option awards is contingent upon the occurrence of an initial public offering of the Company's common stock or a change in control of the Company and the achievement of specified investment returns to the Company's shareholders. The Company used a minimum value method under SFAS No. 123, as amended by SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure," to determine the fair value of the Company Stock Options granted in April 2005, together with the following assumptions: dividend yield of 0%, risk-free interest rate of 3.1%, forfeitures and expected cancellation of 3% for TBOs and 6% for PBOs and an expected life of four years. The estimated fair value of the options granted in 2005 is amortized on a straight line basis to compensation expense, net of taxes, over the vesting period of four years. The Company recorded compensation expense of approximately $111 and $333 and $111 and $223 in general and administrative expenses during the three and nine months ended September 30, 2006 and 2005, respectively.

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

          The Company adopted SFAS No. 123(R) using the prospective method. Since the Company's common stock is not publicly traded, the options granted in 2005 under SFAS No. 123 continue to be expensed under the provisions of SFAS No. 123 using a minimum value method. Options issued subsequent to January 1, 2006 are expensed under the provisions of SFAS No. 123(R).

          During the quarter ended June 30, 2006, the Company granted an additional 434.5 TBOs and 790.5 PBOs to key employees and outside directors exercisable at a strike price of $12,000 per share. In addition, in connection with the acquisition of Party America, certain Party America employees elected to roll their options to purchase Party America common stock into fully vested Company Stock Options. As a result, the Company issued 19.0 fully vested TBOs exercisable at strike prices of $6,267 and $10,321 per share and with a fair market value of $170.

          The Company recorded compensation of $255 and $509 during the three and nine months ended September 30, 2006, respectively, related to the options granted in 2006 under SFAS No. 123(R), in general and administrative expenses. The fair value of each grant is estimated on the grant date using a Black-Scholes option valuation model based on the assumptions in the following table.

Expected dividend rate ......................     --
Risk free interest rate .....................   4.85%
Weighted average expected lives, in years ...    7.5
Price volatility ............................     15%

          The weighted average expected lives (estimated period of time outstanding) was estimated using the simplified method for determining the expected term. Expected volatility was based on implied historical volatility of an applicable Dow Jones Industrial Average sector index for a period equal to the stock option's expected life.

NOTE 13 - SALES LEASEBACK TRANSACTION

          On May 25, 2006, the Company sold a warehouse located in Chester, New York and entered into a leaseback for the same warehouse under a one-year lease agreement. Net proceeds from the sale of the property were approximately $12,613 and the total gain on the sales transaction was $2,666. Of the total gain, $1,353 was recognized in the second quarter of 2006, under the caption other (income) expense, and $1,313 was deferred, to be recognized as income over the one-year leaseback period. Additionally, $1,363 of rent expense will be recognized on a straight-line basis over the one-year leaseback period. During the three and nine months ended September 30. 2006, the Company amortized $328 and $437 of deferred gain to other income and recorded $341 and $454 of rent expense, respectively.

NOTE 14 - RECENTLY ISSUED ACCOUNTING STANDARDS

          In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The new guidance will be effective for the Company on January 1, 2008. The Company is in the process of determining the effect, if any, of adopting SFAS No. 157 on the Company's consolidated financial statements.

          In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." Among other things, FIN 48 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax positions. The new guidance will be effective for the Company on January 1, 2007. The Company is in the process of determining the effect, if any, of adopting FIN 48 on the Company's consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 15 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

          On December 23, 2005, the Company financed the Party City Acquisition with (i) the Equity Investment of $166,425, (ii) the First Term Loan of $325,000 and the $85,000 First Term Loan Revolver, (iii) borrowings under the Second Term Loan of $60,000, and (iv) cash on-hand of $21,227, including $862 paid during the nine months ended September 30, 2006.

          Borrowings under the First Term Loan, First Term Loan Revolver, Second Term Loan and the Company's 8.75% $175,000 senior subordinated notes issued in April 30, 2004 and due in April 30, 2014, are guaranteed jointly and severally, fully and unconditionally, by the following wholly-owned domestic subsidiaries of the Company (the "Guarantors"):

     -    Amscan Inc.

     -    Am-Source, LLC

     -    Anagram International, Inc.

     -    Anagram International Holdings, Inc.

     -    Anagram International, LLC

     -    M&D Industries, Inc.

     -    SSY Realty Corp.

     -    JCS Packaging Inc. (formerly JCS Realty Corp.)

     -    Anagram Eden Prairie Property Holdings LLC

     -    Trisar, Inc.

     -    Party City Corporation

     -    PA Acquisition Corp.

          Non-guarantor subsidiaries ("Non-guarantors") include the following:

     -    Amscan Distributors (Canada) Ltd.

     -    Amscan Holdings Limited

     -    Amscan (Asia-Pacific) Pty. Ltd.

     -    Amscan Partyartikel GmbH

     -    Amscan de Mexico, S.A. de C.V.

     -    Anagram International (Japan) Co., Ltd.

     -    Anagram Espana, S.A.

     -    Anagram France S.C.S.

     -    JCS Hong Kong Ltd.

          The following information presents the condensed consolidating balance sheets as of September 30, 2006 and December 31, 2005, and the related condensed consolidating statements of operations for the three and nine month periods ended September 30, 2006 and 2005 and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 for the combined Guarantors and the combined Non-guarantors and the elimination entries necessary to consolidate the entities comprising the consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2006

                                                                       AHI AND
                                                                      COMBINED       COMBINED
                                                                     GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                                     ----------   --------------   ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents .....................................   $    5,597       $   805        $             $    6,402
   Accounts receivable, net ......................................       85,492        19,189                         104,681
   Inventories, net ..............................................      226,097        13,443            (566)        238,974
   Prepaid expenses and other current assets .....................       42,450         1,657                          44,107
                                                                     ----------       -------        --------      ----------
      Total current assets .......................................      359,636        35,094            (566)        394,164
Property, plant and equipment, net ...............................      152,587         2,321                         154,908
Goodwill .........................................................      428,657         4,072                         432,729
Trade names ......................................................      145,600            --                         145,600
Other intangible assets, net .....................................       47,075            --                          47,075
Other assets .....................................................       67,517         5,409         (44,255)         28,671
                                                                     ----------       -------        --------      ----------
      Total assets ...............................................   $1,201,072       $46,896        $(44,821)     $1,203,147
                                                                     ==========       =======        ========      ==========

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Loans and notes payable .......................................   $   48,450       $    --        $             $   48,450
   Accounts payable ..............................................      117,337         2,528                         119,865
   Accrued expenses ..............................................       62,923         7,372                          70,295
   Income taxes payable ..........................................          117           171               8             296
   Current portion of long-term obligations ......................        3,233           176                           3,409
                                                                     ----------       -------        --------      ----------
      Total current liabilities ..................................      232,060        10,247               8         242,315
Long-term obligations, excluding current portion .................      558,978           121                         559,099
Deferred income tax liabilities ..................................       49,236           670                          49,906
Deferred rent and other long-term liabilities ....................       11,548        36,060         (44,484)          3,124
                                                                     ----------       -------        --------      ----------
      Total liabilities ..........................................      851,822        47,098         (44,476)        854,444
Redeemable common securities .....................................       12,320            --                          12,320

Commitments and contingencies

Stockholders' equity:
   Common stock ..................................................           --           339            (339)             --
   Additional paid-in capital ....................................      327,610            --                         327,610
   Retained earnings .............................................        8,530          (461)            (86)          7,983
   Accumulated other comprehensive income (loss) .................          790           (80)             80             790
                                                                     ----------       -------        --------      ----------
      Total stockholders' equity .................................      336,930          (202)           (345)        336,383
                                                                     ----------       -------        --------      ----------
      Total liabilities, redeemable common securities and
         stockholders' equity ....................................   $1,201,072       $46,896        $(44,821)     $1,203,147
                                                                     ==========       =======        ========      ==========

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2005

                                                              AHI AND
                                                             COMBINED       COMBINED
                                                            GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                            ----------   --------------   ------------   ------------
ASSETS
Current assets:
      Cash and cash equivalents .........................   $    7,695       $ 1,050        $             $    8,745
      Accounts receivable, net ..........................       71,234        11,795                          83,029
      Inventories, net ..................................      175,087        13,955            (585)        188,457
      Prepaid expenses and other current assets .........       37,851         1,710                          39,561
                                                            ----------       -------        --------      ----------
         Total current assets ...........................      291,867        28,510            (585)        319,792
   Property, plant and equipment, net ...................      148,580         2,297                         150,877
   Goodwill, net ........................................      501,985         3,746                         505,731
   Trade names ..........................................       68,500            --                          68,500
   Other intangible assets, net .........................       48,699            --                          48,699
   Other assets .........................................       52,650         5,448         (32,750)         25,348
                                                            ----------       -------        --------      ----------
         Total assets ...................................   $1,112,281       $40,001        $(33,335)     $1,118,947
                                                            ==========       =======        ========      ==========

LIABILITIES, REDEEMABLE COMMON SECURITIES AND
   STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable ..................................   $  102,259       $ 3,528        $             $  105,787
      Accrued expenses ..................................       46,093         4,713                          50,806
      Income taxes payable ..............................        3,331           168            (112)          3,387
      Current portion of long-term obligations ..........        2,438           205                           2,643
                                                            ----------       -------        --------      ----------
         Total current liabilities ......................      154,121         8,614            (112)        162,623
Long-term obligations, excluding current portion ........      561,366           201                         561,567
Deferred income tax liabilities .........................       63,164           618                          63,782
Deferred rent and other long-term liabilities ...........        5,553        30,552         (32,761)          3,344
                                                            ----------       -------        --------      ----------
         Total liabilities ..............................      784,204        39,985         (32,873)        791,316
Redeemable common securities ............................        6,821            --                           6,821
Commitments and contingencies
Stockholders' equity:
      Common stock ......................................           --           339            (339)             --
      Additional paid-in capital ........................      300,983            --                         300,983
      Retained earnings .................................       21,270          (243)           (203)         20,824
      Accumulated other comprehensive loss ..............         (997)          (80)             80            (997)
                                                            ----------       -------        --------      ----------
         Total stockholders' equity .....................      321,256            16            (462)        320,810
                                                            ----------       -------        --------      ----------
         Total liabilities, redeemable
            common securities and stockholders' equity ..   $1,112,281       $40,001        $(33,335)     $1,118,947
                                                            ==========       =======        ========      ==========

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

                                                         AHI AND
                                                        COMBINED       COMBINED
                                                       GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                       ----------   --------------   ------------   ------------
Revenues:
   Net sales .......................................    $205,879        $20,555        $(5,920)       $220,514
   Royalties and franchise fees ....................       4,505             --                          4,505
                                                        --------        -------        -------        --------
      Total revenues ...............................     210,384         20,555         (5,920)        225,019

Expenses:
   Cost of sales ...................................     149,021         13,026         (5,664)        156,383
   Selling expenses ................................       7,782          2,196                          9,978
   Retail operating expenses .......................      27,668             --                         27,668
   Franchise expenses ..............................       3,424             --                          3,424
   General and administrative expenses .............      17,945          2,136           (330)         19,751
   Art and development costs .......................       2,504             --                          2,504
                                                        --------        -------        -------        --------
      Total expenses ...............................     208,344         17,358         (5,994)        219,708
                                                        --------        -------        -------        --------
         Income from operations ....................       2,040          3,197             74           5,311

Interest expense, net ..............................      14,178             48                         14,226
Other (income) expense, net ........................      (2,046)           (99)         2,464             319
                                                        --------        -------        -------        --------
      (Loss) income before income taxes and minority
         interests .................................     (10,092)         3,248         (2,390)         (9,234)

Income tax (benefit) expense .......................      (4,578)         1,002            (95)         (3,671)
Minority interests .................................          --            112                            112
                                                        --------        -------        -------        --------
      Net (loss) income ............................    $ (5,514)       $ 2,134        $(2,295)       $ (5,675)
                                                        ========        =======        =======        ========

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

                                                                 AHI AND
                                                                COMBINED       COMBINED
                                                               GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                               ----------   --------------   ------------   ------------
Revenues:
   Net sales ...............................................     $93,642        $17,406        $(5,466)       $105,582
Expenses:
   Cost of sales ...........................................      63,598         11,341         (5,379)         69,560
   Selling expenses ........................................       7,249          1,899                          9,148
   General and administrative expenses .....................       6,534          1,853           (330)          8,057
   Art and development costs ...............................       2,330             --                          2,330
                                                                 -------        -------        -------        --------
      Total expenses .......................................      79,711         15,093         (5,709)         89,095
                                                                 -------        -------        -------        --------
         Income from operations ............................      13,931          2,313            243          16,487
Interest expense, net ......................................       7,955             34                          7,989
Other (income) expense, net ................................      (1,824)          (108)         1,940               8
                                                                 -------        -------        -------        --------
      Income before income taxes and minority interests ....       7,800          2,387         (1,697)          8,490
Income tax (benefit) expense ...............................       2,466            707            (32)          3,141
Minority interests .........................................          --             70                             70
                                                                 -------        -------        -------        --------
      Net income ...........................................     $ 5,334        $ 1,610        $(1,665)       $  5,279
                                                                 =======        =======        =======        ========

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

                                                                       AHI AND     COMBINED
                                                                      COMBINED       NON-
                                                                     GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                                     ----------   ----------   ------------   ------------
Revenues:
   Net sales .....................................................    $611,588      $52,066      $(15,110)      $648,544
   Royalties and franchise fees ..................................      13,548           --                       13,548
                                                                      --------      -------      --------       --------
      Total revenues .............................................     625,136       52,066       (15,110)       662,092
Expenses:
   Cost of sales .................................................     442,927       34,456       (15,129)       462,254
   Selling expenses ..............................................      22,534        6,062                       28,596
   Retail operating expenses .....................................      76,230           --                       76,230
   Franchise expenses ............................................       9,403           --                        9,403
   General and administrative expenses ...........................      54,171        6,209          (990)        59,390
   Art and development costs .....................................       7,462           --                        7,462
                                                                      --------      -------      --------       --------
      Total expenses .............................................     612,727       46,727       (16,119)       643,335
                                                                      --------      -------      --------       --------
         Income from operations ..................................      12,409        5,339         1,009         18,757
Interest expense, net ............................................      41,209          120                       41,329
Other (income) expense, net ......................................      (6,150)         237         4,275         (1,638)
                                                                      --------      -------      --------       --------
      (Loss) income before income taxes and minority interests ...     (22,650)       4,982        (3,266)       (20,934)
Income tax (benefit) expense .....................................      (9,798)       1,479             8         (8,311)
Minority interests ...............................................          --          218                          218
                                                                      --------      -------      --------       --------
      Net (loss) income ..........................................    $(12,852)     $ 3,285      $ (3,274)      $(12,841)
                                                                      ========      =======      ========       ========

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                                       AHI AND     COMBINED
                                                                      COMBINED       NON-
                                                                     GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                                     ----------   ----------   ------------   ------------
Revenues:
   Net sales .....................................................    $275,940     $46,760       $(15,457)      $307,243
Expenses:
   Cost of sales .................................................     189,570      30,601        (15,048)       205,123
   Selling expenses ..............................................      21,578       5,765                        27,343
   General and administrative expenses ...........................      21,062       5,721           (990)        25,793
   Art and development costs .....................................       6,944          --                         6,944
                                                                      --------     -------       --------       --------
      Total expenses .............................................     239,154      42,087        (16,038)       265,203
                                                                      --------     -------       --------       --------
         Income from operations ..................................      36,786       4,673            581         42,040
Interest expense, net ............................................      23,129          91                        23,220
Other (income) expense, net ......................................      (3,749)       (124)         4,303            430
                                                                      --------     -------       --------       --------
      Income before income taxes and minority interests ..........      17,406       4,706         (3,722)        18,390
Income tax expense ...............................................       4,242       1,273           (150)         5,365
Minority interests ...............................................          --         120                           120
                                                                      --------     -------       --------       --------
      Net income .................................................    $ 13,164     $ 3,313       $ (3,572)      $ 12,905
                                                                      ========     =======       ========       ========

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

                                                                       AHI AND     COMBINED
                                                                      COMBINED       NON-
                                                                     GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                                     ----------   ----------   ------------   ------------
Cash flows used in operating activities:
   Net (loss) income..............................................    $(12,852)    $ 3,285       $(3,274)       $(12,841)
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
      Depreciation and amortization expense.......................      30,026         600                        30,626
      Amortization of deferred financing costs....................       1,986          --                         1,986
      Provision for doubtful accounts.............................         988         295                         1,283
      Deferred income tax benefit.................................      (7,553)         --                        (7,553)
      Undistributed gain in unconsolidated joint venture..........        (184)         --                          (184)
      Gain on disposal of property, plant and equipment...........      (1,152)         (4)                       (1,156)
      Equity based compensation...................................         842          --                           842
      Changes in operating assets and liabilities:
         Increase in accounts receivable..........................     (20,563)     (7,689)                      (28,252)
         (Increase) decrease in inventories.......................     (19,337)        512           (19)        (18,844)
         (Increase) decrease in prepaid expenses, other current
            assets and other, net.................................         (90)        528         3,285           3,723
         Increase in accounts payable, accrued expenses, income
            taxes payable and other liabilities...................       6,646       1,665             8           8,319
                                                                      --------     -------       -------        --------
            Net cash used in operating activities.................     (21,243)       (808)           --         (22,051)
   Cash flows used in investing activities:
         Cash paid in connection with acquisitions................     (14,270)         --                       (14,270)
         Capital expenditures.....................................     (28,819)       (519)                      (29,338)
         Proceeds from disposal of property, plant and equipment..      14,229          44                        14,273
                                                                      --------     -------       -------        --------
            Net cash used in investing activities.................     (28,860)       (475)           --         (29,335)
   Cash flows provided by (used in) financing activities:
         Repayment of loans, notes payable and long-term
            obligations...........................................      (2,115)       (204)                       (2,319)
         Proceeds from short term obligations.....................      48,450          --                        48,450
         Proceeds from the sale of common stock...................       1,614          --                         1,614
                                                                      --------     -------       -------        --------
            Net cash provided by (used in) financing activities...      47,949        (204)           --          47,745
   Effect of exchange rate changes on cash and cash equivalents...          56       1,242                         1,298
                                                                      --------     -------                      --------
            Net decrease in cash and cash equivalents.............      (2,098)       (245)                       (2,343)
   Cash and cash equivalents at beginning of period...............       7,695       1,050                         8,745
                                                                      --------     -------       -------        --------
   Cash and cash equivalents at end of period.....................    $  5,597     $   805       $              $  6,402
                                                                      ========     =======       =======        ========

                              AMSCAN HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                                               AHI AND     COMBINED
                                                                              COMBINED       NON-
                                                                             GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                                             ----------   ----------   ------------   ------------
Cash flows provided by operating activities:
   Net income ............................................................    $ 13,164     $ 3,313       $(3,572)       $ 12,905
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization expense ..............................      10,957         500                        11,457
      Amortization of deferred financing costs ...........................       1,141          --                         1,141
      Provision for doubtful accounts ....................................         890         237                         1,127
      Deferred income tax expense ........................................       3,361          --                         3,361
      Undistributed loss in unconsolidated joint venture .................         611          --                           611
      Gain on disposal of property, plant and equipment ..................          --          (5)                           (5)
      Equity based compensation ..........................................         223          --                           223
      Changes in operating assets and liabilities, net of acquisitions:
         Increase in accounts receivable .................................      (4,881)     (4,756)                       (9,637)
         Increase in inventories .........................................     (13,203)     (2,471)          409         (15,265)
         Increase in prepaid expenses, other current assets and
            other assets, net ............................................        (565)       (145)                         (710)
         Increase in accounts payable, accrued expenses, income taxes
            payable and other liabilities, net ...........................       7,084       1,054          (150)          7,988
         Other, net ......................................................     (10,722)      4,416         3,313          (2,993)
                                                                              --------     -------       -------        --------
         Net cash provided by operating activities .......................       8,060       2,143            --          10,203
   Cash flows used in investing activities:
      Capital expenditures ...............................................     (11,888)       (588)                      (12,476)
      Proceeds from disposal of equipment ................................          --          21                            21
                                                                              --------     -------                      --------
         Net cash used in investing activities ...........................     (11,888)       (567)                      (12,455)
   Cash flows provided by (used in) financing activities:
      Repayment of loans, notes payable and long-term obligations ........      (1,943)       (162)                       (2,105)
      Proceeds from short term obligations ...............................       4,095          --                         4,095
      Proceeds from the sale of common stock .............................         600          --                           600
      Purchase and retirement of redeemable common stock held by
         former employee .................................................        (104)         --                          (104)
                                                                              --------     -------                      --------
         Net cash provided by (used in) financing activities .............       2,648        (162)                        2,486
   Effect of exchange rate changes on cash and cash equivalents ..........          (7)     (1,671)                       (1,678)
                                                                              --------     -------                      --------
         Net decrease in cash and cash equivalents .......................      (1,187)       (257)                       (1,444)
   Cash and cash equivalents at beginning of period ......................       3,153       1,099                         4,252
                                                                              --------     -------       -------        --------
   Cash and cash equivalents at end of period ............................    $  1,966     $   842       $              $  2,808
                                                                              ========     =======       =======        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE ACQUISITIONS

          On December 23, 2005 (the "Party City Acquisition Date"), the Company completed the acquisition of Party City Corporation ("Party City") pursuant to an Agreement and Plan of Merger (the "Party City Acquisition"), dated September 26, 2005 (as amended, the "Acquisition Agreement"), by and among the Company, Party City and BWP Acquisition, Inc. ("BWP"), a Delaware corporation and a wholly-owned subsidiary of the Company. Pursuant to the terms of the Acquisition Agreement, BWP merged with and into Party City, with Party City continuing as the surviving corporation. Each share of common stock of Party City outstanding at the Party City Acquisition Date was cancelled and converted into the right to receive $17.50 in cash, without interest. Prior to the acquisition, Party City settled all outstanding stock options and warrants at the spread between $17.50 and their exercise price. Transaction costs associated with the Party City Acquisition totaled $9.7 million.

          Financing for the Party City Acquisition, including the repayment of the Company's borrowings under its 2004 senior secured credit facility, was provided by: (i) an equity investment of $166.4 million (the "Equity Investment") in AAH, (ii) borrowings under a First Lien Credit Agreement (the "First Lien Credit Agreement") consisting of a $325.0 million term loan (net of an original issue discount of $3.25 million) (the "First Term Loan") and a committed revolving credit facility in an aggregate principal amount of $85.0 million (the "First Term Loan Revolver"), (iii) borrowings under a Second Lien Credit Agreement (the "Second Lien Credit Agreement," and, together with the First Lien Credit Agreement, the "Credit Agreements") consisting of a $60.0 million term loan (net of an original issue discount of $1.5 million) (the "Second Term Loan") and (iv) cash on-hand of $21.2 million, including $0.9 million paid during the nine months ended September 30, 2006. Deferred financing costs associated with the Credit Agreements totaled $7.4 million.

          The Equity Investment consisted of the sale of 13,868.75 shares of AAH common stock to funds affiliated with Berkshire Partners, LLC and Weston Presidio, certain members of management and certain other investors.

          The excess of the Party City purchase price over the tangible net assets acquired has been allocated to intangible assets consisting of franchise licenses ($35.2 million), which are being amortized using the straight-line method over the assets' estimated useful life (nine years) and lease valuation assets ($0.3 million) which are being amortized over the remaining life of the specific lease, and trade names ($94.1 million) and goodwill ($148.6 million), which are not being amortized. In addition, there has been an allocation to adjust property, plant and equipment to market value ($3.4 million). The acquisition was structured as a purchase of common stock and, accordingly, the amortization of intangible assets is not deductible for income tax purposes. The allocation of the purchase price is based, in-part, on our estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. Management determined the fair market value of net assets acquired as of the Party City Acquisition Date with the assistance of independent valuation specialists. Based on the valuation results, during the nine months ended September 30, 2006, the Company increased the allocation of the purchase price to trade names ($59.1 million), franchise licenses ($5.2 million) and fixed assets ($3.4 million) and adjusted other net liabilities and deferred taxes, resulting in a net decrease in goodwill related to the Party City Acquisition of $73.7 million.

          The results of Party City's operations are included in the Company's consolidated results of operations from the date of acquisition on December 23, 2005. As a result, the Company's consolidated results of operations for the three and nine months ended September 30, 2006 and 2005 vary significantly. Accordingly, the Company has made comparisons of the Company's consolidated results of operations for the three and nine months ended September 30, 2006 to its historical and pro forma consolidated results of operations for the three and nine months ended September 30, 2005. The pro forma consolidated results of operations assume the acquisition had occurred on January 1, 2005, and reflect the following items: (i) adjustments to interest expense for new borrowings related to the Party City Acquisition and the elimination of historical interest on debt repaid in connection therewith, (ii) the elimination of non-recurring expenses related to the Party City Acquisition, (iii) adjustments to depreciation and amortization expense arising from the valuation of depreciable and amortizable tangible and intangible assets, as a result of a preliminary purchase price allocation, and (vi) the related income tax effects of the above items based upon a pro forma effective income tax rate of 39.5%. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the Party City Acquisition occurred on January 1, 2005, nor is it necessarily indicative of the Company's future results.

          On September 29, 2006 (the "Party America Acquisition Date"), the Company acquired PA Acquisition Corp. (the "Party America Acquisition"), doing business as Party America ("Party America") from Gordon Brothers Investment, LLC. In connection with the acquisition, the outstanding common stock, common stock options and subordinated debt of Party America were converted into AAH Holdings Corporation common stock and common stock options valued at $29.7 million. AAH Holdings also paid transaction costs of $1.1 million and repaid $12.6 million of Party America senior debt upon closing.

          A preliminary estimate of the excess of the Party America purchase price over the tangible net assets acquired has been allocated to intangible assets consisting of franchise licenses ($2.3 million), which are being amortized using the straight-line method over the assets' estimated useful life (nine years) and trade names ($15.4 million) and goodwill ($2.6 million), which are not being amortized. In addition, there has been an allocation to adjust property, plant and equipment to market value ($0.5 million). The allocation of the purchase price is based, in-part, on our preliminary estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. Independent valuation specialists are currently conducting a valuation of the net assets acquired as of the Party America Acquisition Date to assist management with the final determination of fair value. The acquisition was structured as a purchase of common stock and, accordingly, the amortization of intangible assets is not deductible for income tax purposes.

          The results of Party America's operations for September 30, 2006 were immaterial to and excluded from the consolidated results of operations below.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

PERCENTAGE OF TOTAL REVENUES

          The following table sets forth the Company's consolidated statements of operations for the three months ended September 30, 2006 and 2005 and, on a pro forma basis, for the three months ended September 30, 2005, respectively, as a percentage of total revenues.

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------
                                                                     2005
                                                  2006     2005   PRO FORMA
                                                 -----    -----   ---------
Revenues:
   Net sales...............................       98.0%   100.0%     98.0%
   Royalties and franchise fees............        2.0       --       2.0
                                                 -----    -----     -----
      Total revenues.......................      100.0    100.0     100.0

Expenses:
   Cost of sales...........................       69.5     65.9      68.9
   Selling expenses........................        4.4      8.7       4.4
   Retail operating expenses...............       12.3       --      12.8
   Franchise expenses......................        1.5       --       1.5
   General and administrative expenses.....        8.8      7.6       8.4
   Art and development costs...............        1.1      2.2       1.1
                                                 -----    -----     -----
      Total expenses.......................       97.6     84.4      97.1
                                                 -----    -----     -----
         Income from operations............        2.4     15.6       2.9
Interest expense, net......................        6.3      7.6       6.5
Other expense, net.........................        0.2       --        --
                                                 -----    -----     -----
   (Loss) income before income taxes and
      minority  interests..................       (4.1)     8.0      (3.6)
Income tax (benefit) expense...............       (1.6)     3.0      (1.4)
                                                 -----    -----     -----
      Net (loss) income....................       (2.5%)    5.0%     (2.2)%
                                                 =====    =====     =====

TOTAL REVENUES

          For the quarter ended September 30, 2006, revenues totaled $225.0 million, consisting of net sales, at wholesale, of $115.3 million, retail sales of $105.2 million and franchise related revenues of $4.5 million. For the quarter ended September 30, 2005, revenue consisted of net sales, at wholesale, totaling $105.6 million. Assuming the Party City Acquisition had occurred on January 1, 2005, pro forma revenue for the third quarter of 2005 totaled $206.0 million, consisting of net sales, at wholesale, of $101.3 million, retail net sales of $100.6 million and franchise-related revenue of $4.1 million.

          The following table sets forth the composition of the Company's total revenues for the three months ended September 30, 2006 and 2005 and, on a pro forma basis, for the three months ended September 30, 2005, respectively.

                                                                                    THREE MONTHS ENDED
                                    THREE MONTHS ENDED      THREE MONTHS ENDED      SEPTEMBER 30, 2005
                                    SEPTEMBER 30, 2006      SEPTEMBER 30, 2005          PRO FORMA
                                  ---------------------   ---------------------   ---------------------
                                             % OF TOTAL              % OF TOTAL              % OF TOTAL
                                      $       REVENUES        $       REVENUES        $       REVENUES
                                  --------   ----------   --------   ----------   --------   ----------
Net sales:
   Wholesale sales ............   $135,134      60.1%     $105,582     100.0%     $113,801      55.2%
   Eliminations ...............    (19,796)     (8.8)           --        --       (12,462)     (6.0)
                                  --------     -----      --------     -----      --------     -----
      Wholesale net sales .....    115,338      51.3       105,582     100.0       101,339      49.2
   Retail sales ...............    105,176      46.7            --        --       100,622      48.8
                                  --------     -----      --------     -----      --------     -----
      Total net sales .........    220,514      98.0       105,582     100.0       201,961      98.0
Royalties and franchise fees ..      4,505       2.0            --        --         4,063       2.0
                                  --------     -----      --------     -----      --------     -----
      Total revenues ..........   $225,019     100.0%     $105,582     100.0%     $206,024     100.0%
                                  ========     =====      ========     =====      ========     =====

     WHOLESALE

          Net sales, at wholesale, of $115.3 million were $14.0 million or 13.8% higher than the pro forma sales for the third quarter of 2005. Net sales to party superstores, including sales to Party City franchisees, totaled $26.6 million or 32.3% higher than in 2005. The Company attributes the increase in sales to party superstores principally to synergistic growth, as the Company expands the number of product lines available to Party City franchise stores. Net sales to Party City company-owned stores totaled $19.8 million or 58.9% higher than in 2005, and are eliminated in consolidation. International sales totaled $20.6 million or 18.1% higher than in 2005. The Company attributes the increase in international sales to the favorable reception of our 2006 ensemble designs and product lines. Net sales of metallic balloons were $21.4 million or 16.0% higher than in 2005, with the increase primarily attributable to the introduction of a new musical balloon line in the fourth quarter of 2005, strong retail demand for shaped and other specialty balloons and strong sales of flexible packaging during the quarter.

     RETAIL

          Net retail sales for company-owned stores for the third quarter of 2006 totaled $105.2 million or 4.5% higher than pro forma net retail sales for the third quarter of 2005. Same-store net retail sales during the third quarter 2006 totaled $103.4 million or 6.4% higher than for the third quarter of 2005. Same-store net sales of seasonal and non-seasonal merchandise increased by 6.3% and 8.8%, respectively. The increase in net retail sales also reflects a 4.2% increase in the average net sale per retail transaction and a 2.4% increase in customer count at our company-owned stores.

     ROYALTIES AND FRANCHISE FEES

          Franchise related revenue for the third quarter of 2006 totaled $4.5 million or 10.9% higher than the pro forma revenue for the third quarter of 2005. During the third quarter of 2006 the retail network included an average of 257 franchises stores, or two more than in the third quarter of 2005. In addition, one new franchise store opened in each of the third quarter of 2006 and 2005. Franchise stores reported same-store net sales of $108.5 million, or an increase of 8.4% when comparing the third quarters of 2006 and 2005.

GROSS PROFIT

          The following table sets forth the Company's consolidated gross profit on net sales for the three months ended September 30, 2006 and 2005 and, on a pro forma basis, for the three months ended September 30, 2005, respectively.

                                                                             THREE MONTHS ENDED
                               THREE MONTHS ENDED     THREE MONTHS ENDED     SEPTEMBER 30, 2005
                               SEPTEMBER 30, 2006     SEPTEMBER 30, 2005          PRO FORMA
                              --------------------   --------------------   --------------------
                                           % OF                   % OF                   % OF
                                        ASSOCIATED             ASSOCIATED             ASSOCIATED
                                 $       NET SALES      $       NET SALES      $       NET SALES
                              -------   ----------   -------   ----------   -------   ----------
GROSS PROFIT:
   Wholesale...............   $35,719      31.0%     $36,022      34.1%     $33,864      33.4%
   Retail..................    28,412      27.0           --        --       26,075      25.9
                              -------      ----      -------      ----      -------      ----
      Total gross profit...   $64,131      29.1%     $36,022      34.1%     $59,939      29.7%
                              =======      ====      =======      ====      =======      ====

          The gross profit margin on net sales, at wholesale, for the quarter ended September 30, 2006 was 31.0% or 310 basis points lower than in 2005. The decrease in gross profit margin principally reflects the inclusion, in 2006, of $7.5 million of net sales of Party City to its franchisees, at minimal gross profit margins. The remaining reduction in margin is attributable to changes in product sales mix across the Company's many product lines as well as higher raw material and manufacturing costs. Retail gross profit margin for the third quarter 2006 of 27.0% was 110 basis points higher than the gross profit margin, on a pro forma basis, for the third quarter 2005, principally due to the increase in retail sales, the corresponding leveraging of fixed occupancy costs and lower distribution costs partially offset by higher markdown activity.

OPERATING EXPENSES

          Selling expenses of $9.9 million for the quarter ended September 30, 2006 were $0.8 million higher than for the third quarter of 2005, consistent with the increase in sales, at wholesale, and also reflecting increases in base compensation and employee benefits partially offset by a reduction in the size of our sales force. Selling expenses were 4.4% of total revenues for the three months ended September 30, 2006 and 2005.

          Retail operating expenses of $27.7 million were $1.3 million higher in the third quarter of 2006 than in the third quarter of 2005 and decreased from 12.8% to 12.3% of revenues when compared to the pro forma expenses for the third quarter of 2005. The decrease in retail operating expenses as a percentage of revenues reflects the increase in net sales during the quarter. The increase in actual retail operating expenses reflects higher payroll costs due to increased sales and in-store programs partially offset by the timing of advertising expenses. Franchise expenses for the third quarter of 2006 of $3.4 million were comparable to the pro forma expenses for the third quarter of 2005, at 1.5% of total revenues.

          General and administrative expenses of $19.8 million for the quarter ended September 30, 2006 were $2.5 million higher than the pro forma expenses for the third quarter of 2005. As a percentage of total revenues, general and administrative expenses were 8.8% for the third quarter of 2006 as compared to 8.4%, on a pro forma basis, for the quarter ended September 30, 2005. The increase in general and administrative expenses principally reflects higher base compensation and employee benefits, as well as higher stock-based compensation as a result of the issuance of additional stock options in 2006.

          Art and development costs of $2.5 million for the quarter ended September 30, 2006 were $0.2 million higher than costs for the third quarter of 2005. As a percentage of total revenues, art and development costs were 1.1% of total revenue for the third quarter of 2006 and pro forma total revenue for the comparable quarter of 2005.

INTEREST EXPENSE, NET

          Interest expense, net, of $14.2 million for the three months ended September 30, 2006 was $6.2 million higher than for the three months ended September 30, 2005, reflecting higher average borrowings following the Party City Acquisition in December 2005 and higher variable interest rates as compared to the third quarter of 2005.

OTHER EXPENSE, NET

          Other expense, net, of $0.3 million for the third quarter of 2006 includes a $0.6 million loss recognized on the sale of one retail store and the closure of five additional stores during the quarter. Other expense, net, also includes a $0.1 million undistributed loss in an unconsolidated joint venture and $0.4 million of a previously deferred gain on the sale-leaseback of a warehouse in Chester, New York. The other expense, net, for the third quarter of 2005 principally consists of the undistributed loss in an unconsolidated joint venture. The undistributed loss represents our share of the operations of a Mexican balloon distribution joint venture, including the elimination of intercompany profit in the joint venture's inventory at September 30, 2006 and 2005.

INCOME TAXES

          Income taxes for the third quarter of 2006 and 2005 were based upon the estimated consolidated effective income tax rates of 39.7% and 37.0% for the years ending December 31, 2006 and 2005, respectively. The increase in the 2006 effective income tax rate is primarily attributable to a higher average state income tax rate based on the numerous jurisdictions in which our retail stores operate.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

PERCENTAGE OF TOTAL REVENUES

          The following table sets forth the Company's consolidated statements of operations for the nine months ended September 30, 2006 and 2005 and, on a pro forma basis, for the nine months ended September 30, 2005, respectively, as a percentage of total revenues.

                                                                           NINE MONTHS
                                                                       ENDED SEPTEMBER 30,
                                                                    -------------------------
                                                                                       2005
                                                                     2006    2005   PRO FORMA
                                                                    -----   -----   ---------
Revenues:
   Net sales.....................................................    98.0%  100.0%    97.9%
   Royalties and franchise fees..................................     2.0      --      2.1
                                                                    -----   -----    -----
      Total revenues.............................................   100.0   100.0    100.0
Expenses:
   Cost of sales.................................................    69.8    66.8     68.5
   Selling expenses..............................................     4.3     8.9      4.5
   Retail operating expenses.....................................    11.5      --     12.7
   Franchise expenses............................................     1.4      --      1.6
   General and administrative expenses...........................     9.0     8.4      9.0
   Art and development costs.....................................     1.2     2.2      1.1
                                                                    -----   -----    -----
      Total expenses.............................................    97.2    86.3     97.4
                                                                    -----   -----    -----
         Income from operations..................................     2.8    13.7      2.6
Interest expense, net............................................     6.2     7.6      6.5
Other (income) expense, net......................................    (0.2)    0.1      0.1
                                                                    -----   -----    -----
   (Loss) income before income taxes and minority  interests.....    (3.2)    6.0     (4.0)
   Income tax (benefit) expense..................................    (1.3)    1.8     (1.6)
                                                                    -----   -----    -----
      Net (loss) income..........................................    (1.9)%   4.2%    (2.4)%
                                                                    =====   =====    =====

TOTAL REVENUES

          For the nine months ended September 30, 2006, revenues totaled $662.1 million, consisting of net sales, at wholesale, of $326.3 million, retail sales of $322.3 million and franchise related revenues of $13.5 million. For the nine months ended September 30, 2005, revenue consisted of net sales, at wholesale, totaling $307.2 million. Assuming the Party City Acquisition had occurred on January 1, 2005, pro forma revenue for the nine months ended September 30, 2005 totaled $605.7 million, consisting of net sales, at wholesale, of $290.4 million, retail net sales of $302.9 million and franchise-related revenue of $12.4 million.

          The following table sets forth the Company's total revenues for the nine months ended September 30, 2006 and 2005 and, on a pro forma basis, for the nine months ended September 30, 2005, respectively.

                                                                                     NINE MONTHS ENDED
                                    NINE MONTHS ENDED       NINE MONTHS ENDED       SEPTEMBER 30, 2005
                                    SEPTEMBER 30, 2006      SEPTEMBER 30, 2005           PRO FORMA
                                  ---------------------   ---------------------   ----------------------
                                             % OF TOTAL              % OF TOTAL               % OF TOTAL
                                      $       REVENUES        $       REVENUES        $        REVENUES
                                  --------   ----------   --------   ----------   --------   -----------
Net sales:
   Wholesale sales ............   $375,093      56.7%     $307,243     100.0%     $331,834       54.8%
   Eliminations ...............    (48,827)     (7.4)           --        --       (41,479)      (6.9)
                                  --------     -----      --------     -----      --------      -----
      Wholesale net sales .....    326,266      49.3       307,243     100.0       290,355       47.9
   Retail sales ...............    322,278      48.7            --        --       302,909       50.0
                                  --------     -----      --------     -----      --------      -----
      Total net sales .........    648,544      98.0       307,243     100.0       593,264       97.9
Royalties and franchise fees ..     13,548       2.0            --        --        12,431        2.1
                                  --------     -----      --------     -----      --------      -----
      Total revenues ..........   $662,092     100.0%     $307,243     100.0%     $605,695      100.0%
                                  ========     =====      ========     =====      ========      =====

     WHOLESALE

          Net sales, at wholesale, of $326.3 million were $35.9 million or 12.4% higher than the pro forma sales for the nine months ended September 30, 2005. Net sales to party superstores, including sales to Party City franchisees, totaled $77.8 million and were 16.0% higher than in 2005. The Company attributes the increase in sales to party superstores to synergistic growth, as the Company expands the number of product lines available to Party City franchise stores, as well as to the favorable reception and increased demand for our 2006 ensemble designs and product lines. Net sales to Party City company-owned stores totaled $48.8 million or 17.7% higher than in 2005, and are eliminated in consolidation. International sales totaled $52.1 million or 11.3% higher than in 2005. The Company also attributes the increase in international sales to the favorable reception and increased demand for our 2006 ensemble designs and product lines. Net sales of metallic balloons were $65.5 million or 14.6% higher than in 2005, with the increase primarily attributable to the introduction of a new musical balloon line in the fourth quarter of 2005, strong retail demand for shaped and other specialty balloons and strong flexible packaging sales during the first nine months of 2006.

     RETAIL

          Net retail sales for company-owned stores for the nine months ended September 30, 2006 totaled $322.3 million or 6.4% higher than pro forma net retail sales for the nine months ended September 30, 2005. Same-store net retail sales for company-owned stores during the nine months ended September 30, 2006 totaled $318.1 million or 6.7% higher than for the comparable period of 2005. Same-store net sales of seasonal and non-seasonal merchandise increased 4.6% and 7.3%, respectively. The increase in net retail sales also reflects a 4.2% increase in the average net sale per retail transaction and a 2.4% increase in customer count at our company-owned stores.

     ROYALTIES AND FRANCHISE FEES

          Franchise related revenue for the nine months ended September 30, 2006 totaled $13.5 million or 9.0% higher than the pro forma revenue for the comparable period of 2005. During the nine months ended September 30, 2006, the retail network included an average of 256 franchises stores, or one more than in the corresponding period of 2005. In addition, during the nine months ended September 30, 2006, we opened ten new franchise stores, as compared to four new stores in the first nine months of 2005. Franchise stores reported same-store net sales of $332.3 million or an increase of 7.7% for the nine months ended September 30, 2006 when compared to the pro forma nine months ended September 30, 2005.

GROSS PROFIT

          The following table sets forth the Company's consolidated gross profit on net sales for the nine months ended September 30, 2006 and 2005 and, on a pro forma basis, for the nine months ended September 30, 2005, respectively.

                                                                                      NINE MONTHS ENDED
                                      NINE MONTHS ENDED       NINE MONTHS ENDED       SEPTEMBER 30, 2005
                                      SEPTEMBER 30, 2006      SEPTEMBER 30, 2005          PRO FORMA
                                    ---------------------   ---------------------   ---------------------
                                                  % OF                    % OF                    % OF
                                               ASSOCIATED              ASSOCIATED              ASSOCIATED
                                        $       NET SALES       $       NET SALES      $       NET SALES
                                    --------   ----------   --------   ----------   -------   -----------
GROSS PROFIT:
   Wholesale ....................   $ 96,700      29.6%     $102,120      33.2%     $ 93,918     32.3%
   Retail .......................     89,590      27.8            --        --        84,440     27.9
                                    --------      ----      --------      ----      --------     ----
      Total gross profit ........   $186,290      28.7%     $102,120      33.2%     $178,358     30.1%
                                    ========      ====      ========      ====      ========     ====

          The gross profit margin on net sales, at wholesale, for the nine months ended September 30, 2006 was 29.6% or 360 basis points lower than in 2005. The decrease in gross profit margin principally reflects the inclusion, in 2006, of $27.3 million of net sales of Party City to its franchisees, at minimal gross profit margins. The remaining reduction in margin is attributable to changes in product sales mix across the Company's many product lines as well as higher raw material and manufacturing costs. Retail gross profit margin for the first three quarters of 2006 of 27.8% was comparable to the gross profit margin, on a pro forma basis, for the first three quarters of 2005 as lower vendor rebates and discounts in the first half of 2006 and higher markdown activity during the third quarter of 2006, were offset by the leveraging of fixed occupancy costs and lower distribution costs.

OPERATING EXPENSES

          Selling expenses of $28.6 million for the nine months ended September 30, 2006 were $1.3 million higher than the comparable period of 2005, consistent with the increase in sales, at wholesale, and also reflects increases in base compensation and employee benefits partially offset by a reduction in the size of our sales force. As a percent of total revenues, selling expenses were 4.3% for the nine months ended September 30, 2006 as compared to 4.5% of pro forma total revenue for the same period in 2005.

          Retail operating expenses of $76.2 million were $0.4 million lower for the first nine months of 2006 than during the first nine months of 2005 on a pro forma basis and decreased from 12.7% to 11.5% of revenues compared to the pro forma expenses for the first three quarters of 2005. The decrease in retail operating expenses as a percentage of revenues principally reflects the increase in net sales for the nine months ended September 30, 2006. Franchise expenses for the nine months ended September 30, 2006 of $9.4 million were comparable to the pro forma expenses for the nine months ended September 30, 2005.

          General and administrative expenses of $59.4 million for the nine months ended September 30, 2006 increased by $5.0 million over the pro forma expenses for the same period in 2005. As a percentage of total revenues, general and administrative expenses were 9.0% for the first nine months of 2006 and pro forma 2005. The increase in general and administrative expenses principally reflects higher base compensation and employee benefits, as well as higher stock-based compensation as a result of the issuance of additional stock options in 2006.

          Art and development costs of $7.5 million for the nine months ended September 30, 2006 were $0.5 million higher than costs for the comparable period of 2005. As a percentage of total revenues, art and development costs were 1.2% of total revenues for the nine months ended September 30, 2006 and 1.1% of total pro forma revenues for the nine month period ended September 30, 2005.

INTEREST EXPENSE, NET

          Interest expense, net, of $41.3 million for the nine months ended September 30, 2006 was $18.1 million higher than for the nine months ended September 30, 2005, reflecting higher average borrowings following the Party City Acquisition in December 2005 and higher variable interest rates during the first nine months 2006 compared to the first nine months of 2005.

OTHER (INCOME) EXPENSE, NET

          Other income, net for the first nine months of 2006 principally consists of a recognized gain on the sale-leaseback of a warehouse in Chester, New York of $1.8 million and undistributed income in an unconsolidated joint venture. The other expense, net, for the first nine months of 2005 principally consists of the undistributed loss in an unconsolidated joint venture. The undistributed (income) loss represents our share of the operations of a Mexican balloon distribution joint venture, including the elimination of intercompany profit in the joint venture's inventory at September 30, 2006 and 2005.

INCOME TAXES

          Income taxes for the first nine months of 2006 and 2005 were based upon the estimated consolidated effective income tax rates of 39.7% and 37.0% for the years ending December 31, 2006 and 2005, respectively. The increase in the 2006 effective income tax rate is primarily attributable to a higher average state income tax rate based on the numerous jurisdictions in which our retail stores operate. In addition, during the second quarter of 2005, the Company recorded a $1.4 million reduction to its income tax expense and net deferred income tax liability to reflect a change in its estimated state income tax rate. The tax rate change results from a change in New York State tax law governing the apportionment of income.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE

          THE FIRST LIEN CREDIT AGREEMENT. Our First Lien Credit Agreement consists of (i) the $325 million First Term Loan and (ii) the $85 million First Term Revolver, which is available for working capital, general corporate purposes and the issuance of letters of credit. The First Term Loan was issued at a 1% or $3.25 million discount that is being amortized by the effective interest method over the term of the loan. The net proceeds of the First and Second Term Loans were used, together with the Equity Investment and cash on-hand, to (a) pay the cash portion of the purchase price of the Party City Acquisition, (b) repay the outstanding balances under the Company's then existing term loan, (c) pay all other amounts payable as of the Party City Acquisition Date pursuant to the Party City Acquisition Agreement and (d) pay transaction costs.

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

          At September 30, 2006, the balance of the First Term Loan was $323.4 million, borrowings under the First Term Loan Revolver were $48.5 million and outstanding standby letters of credit totaled $14.4 million.

          THE SECOND LIEN CREDIT AGREEMENT. The Second Lien Credit Agreement consists of the Second Term Loan of $60 million. The Second Term Loan was issued at a 2.5% or $1.5 million discount that is being amortized by the effective interest method over the term of the loan. The Second Lien Credit Agreement provides for two interest rate options: (i) loans on which interest is payable quarterly at a Base Rate equal to the higher of (x) the Federal Funds rate plus 50 basis points or (y) the prime rate plus an applicable margin equal to 4.00% and (ii) loans on which interest accrues for one, two, three, six or, if generally available, nine or twelve month interest periods at a rate of interest per annum equal to the reserve adjusted Eurodollar rate, plus an applicable margin initially equal to 5.00% per annum.

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

          At September 30, 2006, we have a $0.4 million Canadian dollar denominated revolving credit facility that bears interest at the Canadian prime rate plus 0.6% and expires in April 2007, a 1.0 million British Pound Sterling denominated revolving credit facility that bears interest at the U.K. base rate plus 1.75% and expires on May 31, 2007 and a $1.0 million revolving credit facility that bears interest at LIBOR plus 1.0% and expires on December 31, 2006. No borrowings were outstanding under these revolving credit facilities at September 30, 2006 and December 31, 2005. We expect to renew these revolving credit facilities upon expiration.

          Long-term borrowings at September 30, 2006 include a mortgage note with the New York State Job Development Authority of $8.1 million which requires monthly payments based on a 180-month amortization period with a balloon payment upon maturity in January 2010. The mortgage note bears interest at the rate of 6.76%, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority's confidential internal protocols. The mortgage note is collateralized by a distribution facility located in Chester, New York.

          In connection with its acquisition by AAH Holdings Corporation in April 2004, the Company issued $175.0 million of 8.75% senior subordinated notes due 2014 to their initial purchasers, which were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933 (the "Note Offering"). In August 2004, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4, offering to exchange registered notes for the notes issued in connection with the Note Offering. The terms of the notes and the exchange notes were substantially identical. The exchange was completed in October 2004. Interest is payable semi-annually on May 1 and November 1 of each year.

          We have entered into various capital leases for machinery and equipment and automobiles with implicit interest rates ranging from 7.70% to 8.80% which extend to 2009. The Company has numerous non-cancelable operating leases for its retail store sites as well as several leases for offices, distribution and manufacturing facilities, showrooms and equipment. These leases expire on various dates through 2018 and generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance costs. As a result of the acquisition of Party America, the Company assumed additional non-cancellable lease commitments totaling $77.5 million. In addition, in May 2006, the Company sold a warehouse located in Chester, New York and entered into a leaseback for the same warehouse under a one-year lease agreement. Net proceeds to the Company for the sale of the property were approximately $12.3 million and the total gain on the transaction was $2.7 million. Of the total gain, $1.4 million was recognized in the second quarter of 2006 under the caption other (income) expense, and $1.3 million was deferred, to be recognized as income over the one-year leaseback period. Additionally, $1.4 million of rent expense will be recognized on a straight-line basis over the one-year leaseback period.

          Rent expense for the nine months ended September 30, 2006 and 2005 totaled $45.2 million and $8.3 million, respectively. Minimum lease payments currently required under non-cancelable operating leases for the year ending December 31, 2006, including Party America corporate facilities and company-owned stores, approximate $64.9 million.

          In conjunction with the Party City Acquisition, the Company's management approved and initiated plans to restructure Party City's distribution operations and involuntarily terminate a limited number of Party City personnel. The distribution operations, which accounted for $7.5 million and $27.3 million of revenue from sales to franchises for the three and nine months ended September 30, 2006, respectively, and operating income of $0.2 million and an operating loss of $27,000 for the same respective periods, will be combined into the Company's existing wholesale distribution operations. We expect to complete the planned restructuring of Party City's distribution operations by March 31, 2007.

          Estimated restructuring costs associated with the Party City Acquisition of $3,000 were accrued for as part of the net assets acquired. To date, we have incurred $1.2 million in severance costs. The restructuring reserve at September 30, 2006 of $1.8 million includes $0.4 million of additional severance payments to previously severed employees and $1.4 million of costs to restructure Party City's distribution operations.

          In connection with the Party America Acquisition, the Company may incur employee retention expenses of approximately $4.0 million from the Party America Acquisition Date to September 30, 2007.

          The Company has a management agreement with its Principal Investors, Berkshire Partners LLC and Weston Presidio. Pursuant to the management agreement, Berkshire Partners LLC and Weston Presidio will be paid annual management fees of $0.8 million and $0.4 million, respectively. Although the indenture governing the 8.75% senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.

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

CASH FLOW DATA - NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

          Net cash used in operating activities during the nine months ended September, 2006 totaled $22.1 million while net cash provided by operating activities during the nine months ended September 30, 2005 totaled $10.2 million. Net cash flow provided by operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2006 and 2005, was $13.0 million and $30.6 million, respectively. Changes in operating assets and liabilities for the nine months ended September 30, 2006 and 2005 resulted in the use of cash of $35.1 million and $20.4 million, respectively. The increase in the use of cash during the nine months ended September 30, 2006 principally reflects the payment, in 2006, of Party City's Halloween and other fourth quarter seasonal trade payables following the December 23, 2005 acquisition of Party City, using borrowings under the First Term Loan Revolver.

          Net cash used in investing activities during the nine months ended September 30, 2006 and 2005 totaled $29.3 million and $12.5 million, respectively. During the nine months ended September 30, 2006, the Company paid $13.4 million in connection with the acquisition of Party America, including $12.6 million to repay Party America's long-term debt at closing, and also paid $0.9 million of professional and other fees associated with the December 2005 acquisition of Party City. During the first nine months of 2006 and 2005, the Company invested $18.8 million and $12.5 million, respectively, in its wholesale operations, including expenditures in 2006 of $11.6 million, to expand its new distribution warehouse in Chester, New York. In addition, during the first nine months of 2006, the Company invested $12.5 million in its retail operations, which included leasehold improvements and furniture and fixtures for company-owned stores as well as the Company's retail headquarters in Rockaway, New Jersey. The Company also received net proceeds from the sale of property, plant and equipment during the nine months ended September 30, 2006 of $14.3 million, principally from the sale-leaseback of a Chester, New York warehouse and the sale of several company-owned retail stores.

          During the nine months ended September 30, 2006, net cash provided by financing activities of $47.7 million included borrowings under the First Term Loan Revolver of $48.5 million used principally to pay down trade payables from seasonally higher year end balances and the proceeds from the sale of common stock to directors and certain employees of $1.6 million, partially offset by scheduled payments of $1.6 million on the First Term Loan and $0.8 million on capital leases and other long-term obligations. During the nine months ended September 30, 2005 net cash provided by financing activities of $2.5 million included proceeds of $4.1 million of short-term borrowings under the revolver, scheduled payments of $2.1 million on the term loan and other long-term obligations, proceeds from the sale of common stock to directors and certain employees of $0.6 million as well as the purchase and retirement of redeemable common stock held by a former employee totaling $0.1 million.

LEGAL PROCEEDINGS

          The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.

SEASONALITY

          Our business is subject to substantial seasonal variations. Historically, our retail segment has realized a significant portion of its net sales, cash flow and net income in the fourth quarter of each year principally due to the sales in October for the Halloween season and, to a lesser extent, other fourth quarter holiday sales. We expect that this general pattern will continue.

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

          The Company adopted SFAS No. 123(R) using the prospective method. Since the Company's stock is not publicly traded, options granted under SFAS No. 123 continue to be expensed under the provisions of SFAS No. 123 using a minimum value method while options issued subsequent to adoptions are expensed under the provisions of SFAS No. 123(R). During 2006, the Company granted options to key employees and outside directors and recorded related compensation expense of $0.3 million and $0.5 for the three and nine months ended September 30, 2006, respectively, in general and administrative expenses. The fair value of each grant is estimated on the grant date using a Black-Scholes option valuation model. During the three and nine months ended September 30, 2006 and 2005, the Company also recorded compensation expense related to options granted under SFAS No. 123 of $0.1 million and $0.3 million and $0.1 million and $0.2 million, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

          In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair value measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The new guidance will be effective for the Company on January 1, 2008. The Company is in the process of determining the effect, if any, of adopting SFAS No. 157 on the Company's consolidated financial statements.

          In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." Among other things, FIN 48 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax positions. The new guidance will be effective for the Company on January 1, 2007. The Company is in the process of determining the effect, if any, of adopting FIN 48 on the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we have utilized interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended September, 2006 and 2005, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and the loss before income taxes and minority interest for the three months ended September 30, 2006 would have increased by $1.5 million and the income before income taxes and minority interest for the nine months ended September 30, 2005 would have decreased by $1.0 million, respectively. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the nine months ended September, 2006 and 2005, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and the loss before income taxes and minority interest for the nine months ended September 30, 2006 would have increased by $4.8 million and the income before income taxes and minority interest for the nine months ended September 30, 2005 would have decreased by $3.0 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

          Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $1.3 million and $1.1 million for the three months ended September 30, 2006 and 2005, respectively. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $3.4 million and $3.0 million for the nine months ended September 30, 2006 and 2005, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

          There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM 5. OTHER INFORMATION

          In connection with the acquisition by the Company of Party America on September 29, 2006, the Company issued 2,090.24 shares of its Common Stock, $0.01 par value, that were not registered under the Securities Act of 1933. These shares were issued to Gordon Brothers Investment, LLC, an entity in which an affiliate of Berkshire Partners, LLC holds an investment, and a limited number of employees of Party America.

          The Company claims an exemption from registration of the offer and sale of these shares pursuant to Section 4(2) of the Securities Act and Rule 506 thereunder.

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

Date: November 14, 2006