Form 10-K
period 2006-12-31
AMSCAN HOLDINGS INC
filed 2007-04-02
CIK 1024729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

Commission file number 000-21827

Amscan Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3911462
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

80 Grasslands Road Elmsford, NY	10523
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:
(914) 345-2020

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☑     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) at June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,111,000.

The number of outstanding shares of the registrant’s common stock as of March 30, 2007 was 1,000.00.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AMSCAN HOLDINGS, INC.
FORM 10-K

December 31, 2006

References throughout this document to the “Company” include Amscan Holdings, Inc. and its wholly owned subsidiaries. In this document the words “we,” “our,” “ours” and “us” refer only to the Company and its wholly owned subsidiaries and not to any other person.

You may read and copy any materials we file with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us, at http://www.sec.gov.

PART I

Item 1.	Business

Amscan Holdings, Inc. (“Amscan” or the “Company”) designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic balloons, accessories, novelties, gifts and stationery. With the acquisitions of Party City Corporation (the “Party City Acquisition”) on December 23, 2005 (the “Party City Acquisition Date”) and Party America Corporation (the “Party America Acquisition”) on September 29, 2006 (the “Party America Acquisition Date”), the Company also operates specialty retail party supply stores in the United States, and franchises both individual stores and franchise areas throughout the United States and Puerto Rico, under the names Party City, Party America, The Paper Factory and The Great Party. Unless otherwise noted, dollar amounts reflected in this document are in millions.

Wholesale Operations

We believe we are a leading designer, manufacturer and distributor of decorative party goods in the United States and the largest manufacturer of metallic balloons in the world. We offer one of the broadest and deepest product lines in the party goods industry. We currently offer over 400 party goods ensembles, which range from approximately 30 to 100 design-coordinated items spanning tableware, accessories, novelties, balloons, decorations and gifts. The breadth of these ensembles enables retailers to encourage additional sales for a single occasion. We market party good ensembles for a wide variety of occasions including seasonal and religious holidays, special events and themed celebrations. Our seasonal and religious ensembles enhance holiday celebrations throughout the year including New Year’s, Valentine’s Day, St. Patrick’s Day, Easter, Passover, Fourth of July, Halloween, Thanksgiving, Hanukkah and Christmas. Our special event ensembles include birthdays, christenings, first communions, bar mitzvahs, confirmations, graduations, bridal and baby showers and anniversaries. Our theme-oriented ensembles include Hollywood, Chinatown, Cocktail Party, Bachelorette, Casino, Disco, Hawaiian Luaus, Mardi Gras, Fifties Rock-and-Roll Parties, Summer Barbeque, Patriotic, Sports, Retirement and Western. In 2006, approximately 80% of our net sales at wholesale consisted of products designed for non-seasonal occasions, with the remaining 20% comprised of items used for holidays and seasonal celebrations throughout the year. Our extensive gift and stationery product lines, encompassing home, baby and wedding products for general gift giving or self-purchase, further leverage our design, marketing and distribution capabilities.

Our products are sold at wholesale to party superstores, including our retail stores, other party goods retailers, independent card and gift stores, and other retailers and distributors throughout the world, including North America, South America, Europe, Asia and Australia. In 2006, approximately 60% of the product sold to these retailers and distributors were products manufactured by the Company. The remaining 40% of products sold were supplied by third-party manufacturers, many of whom are located in Asia.

Sales to the party superstore distribution channel generally account for approximately 30% of our net sales at wholesale. Party superstores provide consumers with a one-stop source for all of their party needs, generally at discounted prices. We also have strong, long-standing relationships with balloon distributors, and independent party and card and gift retailers, with these channels generally accounting for 30% of our net sales at wholesale.

Retail Operations

With the Party City Acquisition and the Party America Acquisition, we acquired two of the nation’s largest retail party superstore chains. Our retail focus is to provide the consumer with broad assortments, deep in-stock inventory positions, a compelling price-value proposition and an exceptional customer experience. Party City authorized its first franchise store in 1989 and opened its first company-owned store in January 1994. Party America opened its first company owned store in 1984, and acquired franchise operations through an acquisition in August 2003. Our retail stores operate under the names Party City, Party America, The Paper Factory, The Great Party and Halloween Costume Warehouse.

As of December 31, 2006, the Party City network consisted of 499 stores, with 240 company-owned stores and 259 stores owned by franchisees. As of December 31, 2006, the Party America network consisted of 268 stores, with 203 company-owned stores (including 110 Paper Factory outlets) and 65 stores owned by franchisees. Party City, Party America and The Great Party stores typically range in size from 8,000 to 12,000 square feet and offer a broad range of products for all occasions, including Amscan, private label and other brand merchandise. The Paper Factory outlet stores typically range in size from 3,000 to 4,500 square feet, and offer a similar assortment to their larger sister stores.

Non-seasonal merchandise generally accounts for approximately 66% of our annual retail net sales, with birthdays being the largest non-seasonal event. Seasonal merchandise for Christmas, Halloween, Summer, Graduation, Easter and other holidays represents the remaining 34% of our annual retail sales.

Retail operations generate revenue primarily through the sale of party goods through company-owned stores. Our retail segment also generates revenue through the assessment of an initial one-time franchise fee and ongoing franchise royalty payments based on retail sales.

Party America’s results of operations for the three-month period from the Party America Acquisition Date through December 30, 2006, are included in the Company’s consolidated results of operations for the year ended December 31, 2006. Party America’s balance sheet, included in the Company’s consolidated balance sheet at December 31, 2006, is based, in-part, on our preliminary estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed on the Party America Acquisition Date. Independent valuation specialists are currently conducting a valuation of the net assets acquired as of the Party America Acquisition Date to assist management with the final determination of fair value.

Party City’s results of operations for the eight-day period from the Party City Acquisition Date through December 31, 2005, are included in the Company’s consolidated results of operations for the year ended December 31, 2005. Party City’s balance sheet, included in the Company’s consolidated balance sheet at December 31, 2005, was based, in-part, on our preliminary estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed on the Party City Acquisition Date. An independent valuation of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed on the Party City Acquisition Date was completed in 2006, and is reflected in our consolidated balance sheet at December 31, 2006.

Prior to its acquisition, Party City filed its quarterly and annual financial statements with the SEC. Historically, Party City defined a fiscal year (“Fiscal Year”) as the 52-week period or 53-week period ended on the Saturday nearest June 30 of each year. Party City defined its fiscal quarters (“Fiscal Quarter”) as the four interim 13-week periods following the end of the previous Fiscal Year, except in the case of a 53-week Fiscal Year when the fourth Fiscal Quarter is extended to 14 weeks.

Prior to its acquisition, Party America defined a Fiscal Year as the 52-week period or 53-week period ended on the Saturday nearest January 31 of each year. Party America defined its Fiscal Quarter as the four interim 13-week periods following the end of the previous Fiscal Year, except in the case of a 53-week Fiscal Year when the fourth Fiscal Quarter is extended to 14 weeks.

As a result of the acquisitions, Party City and Party America’s Fiscal Year were changed to the 52-week or 53-week period ended on the Saturday nearest to December 31 of each year.

The Party America Acquisition

On the Party America Acquisition Date, the Company acquired PA Acquisition Corp. (the “Party America Acquisition”), doing business as Party America (“Party America”), from Gordon Brothers Investment, LLC. In connection with the acquisition, the outstanding common stock, common stock options and subordinated debt of Party America were converted into common stock and common stock options of the Company’s parent, AAH Holdings Corporation (“AAH”) valued at $29.7 million. AAH also paid transaction costs of $1.1 million and repaid $12.6 million of Party America senior debt.

A preliminary estimate of the excess of the Party America purchase price over the tangible net assets acquired has been allocated to intangible assets consisting of franchise licenses ($2.3 million), which are being amortized using the straight-line method over the assets’ estimated useful life (nine years) and trade names ($15.4 million) and goodwill ($8.3 million), which are not being amortized. In addition, there was an allocation to adjust property, plant and equipment to market value ($0.5 million) which is being amortized over their remaining useful lives. The allocation of the purchase price is based, in-part, on our preliminary estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. Independent valuation specialists are currently conducting a valuation of the net assets acquired as of the Party America Acquisition Date to assist management with the final determination of fair value. As a result of the Party America Acquisition, the Company assumed additional non-cancellable lease commitments totaling $77.5 million.

The Party City Acquisition

On the Party City Acquisition Date, the Company completed the Party City Acquisition pursuant to the Agreement and Plan of Merger, dated September 26, 2005 (as amended, the “Acquisition Agreement”), by and among the Company, Party City and BWP Acquisition, Inc. (“BWP”), a Delaware corporation and a wholly-owned subsidiary of the Company. Pursuant to the terms of the Acquisition Agreement, BWP merged with and into Party City, with Party City continuing as the surviving corporation. Each share of common stock of Party City outstanding at the Party City Acquisition Date was cancelled and converted into the right to receive $17.50 per share in cash, without interest. Prior to the acquisition, Party City settled all outstanding stock options and warrants at the spread between $17.50 and their exercise price, per share. Transaction costs associated with the Party City Acquisition totaled $9.4 million.

Financing for the Party City Acquisition, including the repayment of the Company’s borrowings under its 2004 Senior Secured Credit Facility (defined hereafter), was provided by: (i) an equity investment of $166.4 million (the “Equity Investment”) in the Company’s parent AAH, a Delaware corporation jointly controlled by funds affiliated with Berkshire Partners LLC and Weston Presidio (together the “Principal Investors”), (ii) borrowings under a First Lien Credit Agreement (the “First Lien Credit Agreement”) consisting of a $325 million term loan (net of an original issue discount of $3.25 million) (the “First Term Loan”) and a committed revolving credit facility in an aggregate principal amount of $85 million (the “First Term Loan Revolver”), (iii) borrowings under a Second Lien Credit Agreement (the “Second Lien Credit Agreement,” and, together with the First Lien Credit Agreement, the “Credit Agreements”) consisting of a $60 million term loan (net of an original issue discount of $1.5 million) (the “Second Term Loan”) and (iv) cash on-hand of $20.4 million. Deferred financing costs associated with the Credit Agreements totaled $7.4 million.

The Equity Investment consisted of the sale of 13,868.75 shares of AAH common stock to the Principal Investors, certain members of management and certain other investors.

The excess of the Party City purchase price over the tangible net assets acquired has been allocated to intangible assets consisting of franchise licenses ($35.2 million) and other intangibles ($0.3 million), each of which is being amortized using the straight-line method over the assets’ estimated useful life (15 to 17 years), property, plant and equipment ($2.5 million), which are being amortized over their remaining useful lives, and trade names ($94.1 million) and goodwill ($184.6 million), which are not being amortized.

The 2004 Transactions

On April 30, 2004, Amscan and AAH Acquisition Corporation (“AAH Acquisition”), a wholly-owned subsidiary of AAH, entered into a merger agreement, with Amscan continuing as the surviving entity and as a wholly owned subsidiary of AAH. Under the terms of the agreement, the equity interests in Amscan held by GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co., collectively referred to as GSCP, and all other stockholders, other than certain management investors, were cancelled in exchange for the right to receive cash. Cash paid to consummate the acquisition totaled $530.0 million and was financed with initial borrowings (before deducting deferred financing costs of

$13.1 million) consisting of a $205.0 million term loan under a senior secured credit facility (the “2004 Senior Secured Credit Facility”) which included a $50.0 million revolving loan facility, the proceeds from the issuance of $175.0 million of 8.75% senior subordinated notes due 2014, an equity contribution by the Principal Investors and employee stockholders of $140.5 million, borrowings under the revolver of $23.6 million and available cash on hand. Certain existing employee shareholders participated in the 2004 Transactions (as defined hereafter) by purchasing approximately 296.91 shares of common stock. The Chief Executive Officer and the President of the Company exchanged 5.4945 and 2.7472 of their shares of common stock of the Company for 100 and 50 shares of common stock of AAH with an equivalent value of $1.0 million and $0.5 million, respectively. In addition, the Chief Executive Officer and the President of the Company exchanged vested options to purchase 5.607 and 2.804 shares of Company common stock, which had intrinsic values of $0.6 million and $0.3 million, respectively, for vested options under the AAH equity incentive plan with intrinsic values of $0.5 million and $0.2 million and fair values of $0.6 million and $0.3 million, respectively.

Concurrent with the AAH Acquisition, the following financing transactions were also consummated: the repayment of a term loan of $147.7 million under our then existing senior secured credit facility and the termination of all commitments thereunder; the redemption of $87.2 million of the $110.0 million aggregate principal amount of our 9.875% senior subordinated notes due 2007 for $93.5 million, or 103.542% of the principal amount of such notes, plus accrued and unpaid interest following our tender offer and consent solicitation; and the repayment of an $8.5 million mortgage obligation with a financial institution (the acquisition together with the foregoing financing transactions are referred to herein collectively as the “2004 Transactions”).

On May 31, 2004, the remaining outstanding 9.875% senior subordinated notes due 2007 were redeemed for $23.6 million, or 103.292% of the principal amount of such notes, plus accrued and unpaid interest pursuant to a redemption notice. The Company financed the redemption with borrowings under its revolving credit facility.

The 8.75% senior subordinated notes were sold to their initial purchasers on April 30, 2004, and were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933 (the “Note Offering”). In August 2004, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4, offering to exchange registered notes for the notes issued in connection with the Note Offering. The terms of the notes and the exchange notes were substantially identical. The exchange was completed in October 2004.

As used herein and in the consolidated financial statements, “Predecessor” refers to Amscan prior to the 2004 Transactions, the distinction is needed because generally accepted accounting principles required us to account for the acquisition under the purchase method of accounting, which required that the Company adjust its assets and liabilities to their relative fair values at the date of the 2004 Transactions. In order to reflect the ultimate beneficial ownership of the Company, the capital structure disclosed in the consolidated financial statements is the capital structure of AAH.

The excess of the purchase price paid in the 2004 Transactions over the tangible net assets acquired has been allocated to intangible assets consisting of customer lists/relationships ($14.5 million) and copyrights/designs and other intangibles ($12.8 million), each of which is being amortized using the straight-line method over the assets’ estimated useful life (2.5 to 15 years), and trade names ($33.5 million) and goodwill ($283.5 million), which are not being amortized.

Summary Financial Information about the Company

Information about the Company’s revenues, income from operations and assets for each of the years in the five-year period ended December 31, 2006, is included in this report in Item 6, “Selected Consolidated Financial Data.” The Company’s consolidated financial statements for the Predecessor periods (prior to May 1, 2004) and for the successor periods (subsequent to April 30, 2004) include the accounts of the Company and its majority-owned and controlled entities.

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

Retail Operations

Our retail operations are subject to significant seasonal variations. Historically, this segment has realized a significant portion of its revenues, cash flow and net income in the fourth quarter of the year, principally due to the sales in October for the Halloween season and, to a lesser extent, due to sales for end of year holidays. In addition, the results of retail operations and cash flows may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings and store closings and the timing of the acquisition and disposition of stores. The results of Party City’s operations for the 52 weeks ended December 30, 2006, and the results of Party America’s operations from the Party America Acquisition Date through December 30, 2006 are included in the Company’s consolidated results of operations for the year ended December 31, 2006. The results of Party City’s operation from the Party City Acquisition Date through December 31, 2005 are included in the Company’s consolidated results operations for the year ended December 31, 2005.

Our Business Strategy

Our objective is to be the primary source for consumers’ party goods requirements and to maintain and expand our position as a leading national chain of party supply stores, while internally improving our operating efficiencies. Key components of our business strategy include the following:

Wholesale Operations

•	Build upon our Position as a Leading Provider to Party Goods Retailers. We will continue to offer convenient “one-stop shopping” for both large party superstores and smaller party goods retailers. We will seek to grow our sales to existing stores by increasing our share of sales volume and shelf space, continuing to develop innovative new products and helping retailers promote coordinated ensembles that increase average purchase volume per consumer through “add-on” or impulse purchases. Given our position in the party superstore distribution channel and the strength of our relationships with all major party superstore chains, we expect our sales will continue to grow as new party superstores are opened.

•	Capitalize on Investments in Infrastructure. We intend to increase our net sales and profitability by leveraging the significant investments we have made in our infrastructure. We believe that our state-of-the-art 896,000 square foot distribution facility provides us with warehousing and distribution capabilities to serve anticipated future growth.

•	Expand International Presence. We believe there is an opportunity to expand our international business, which represented approximately 14% of our net sales in each of the years in the three-year period ended December 31, 2006. We currently have a presence in Europe, Mexico, Canada, and Asia. During 2005, we strengthened our international management infrastructure, hiring a senior sales executive to help implement our strategies to grow international sales. We have our own sales force in the United Kingdom, Mexico and Canada, and operate through third-party sales representatives elsewhere. The market for decorative party goods outside the U.S. is less mature due to lower consumer awareness of party products and less developed retail distribution channels. Our strategies include broadening our distribution network, increasing accessorization and customization of our products to local tastes and holidays and continuing to deepen retail penetration.

•	Increase Penetration in Independent Retail Distribution Channel. We believe there is a significant opportunity to expand our sales to independent retailers, including card and gift stores. We have made significant investments by adding management and expanding our customer service and marketing infrastructure to support the existing sales effort. As our existing sales representatives become more seasoned and productive, and as we add new sales representatives, we expect to increase sales and profitability from this distribution channel as sales growth is achieved with relatively fixed support costs.

•	Continued Growth Through Targeted Acquisitions. We believe that there will be, from time to time, opportunities to make acquisitions of complementary businesses. Through such businesses, we can leverage our existing marketing, distribution and production capabilities, expand our presence in the various retail distribution channels, further broaden and deepen our product lines and increase our penetration in international markets.

Retail Operations

•	Offer a Broad Selection of Merchandise. We will continue to provide customers with convenient one-stop shopping for party supplies by offering what we believe is one of the most extensive selections of party supplies available. The typical retail store offers a broad selection of Amscan, private label and other brand merchandise consisting of more than 15,000 active SKU’s.

•	Maintain Value Price Position. We will continue to use the aggregate buying power of over 760 company-owned and franchise stores, which allows us to offer a broad line of high quality merchandise at low prices. We believe we reinforce customers’ expectations of value through our advertising and marketing campaigns.

•	Store Layout and Product Selection. With the Party America acquisition, we’re realigning our aisle layouts and standardizing our product assortment, where appropriate, to allow customers to navigate the store more easily, and to provide increased availability of Amscan and other desired products.

•	Expand Network of Convenient Store Locations. Although we believe that our stores typically are destination shopping locations, we seek to maximize customer traffic and quickly build the visibility of new stores by situating our stores in high traffic areas. Site selection criteria include: population density, demographics, traffic counts, location of complementary retailers, storefront visibility and presence (either in a stand-alone building or in dominant strip shopping centers), competition, lease rates and accessible parking. We believe there are an extensive number of suitable domestic locations available for future stores, and we plan to open up to five new company-owned retail stores and anticipate that our franchisees will open between 15 and 20 franchise stores during 2007. In addition, we will continue our evaluation of the potential for growth through acquisition, and through temporary Halloween stores under the Halloween Costume Warehouse brand.

•	Provide Excellent Customer Service. We view the quality of our customers’ shopping experience as critical to our continued success, and we are committed to making shopping in our stores an enjoyable experience. For example, at Halloween, our most important selling season, each store significantly increases the number of sales associates. We hire and train qualified store managers and other personnel committed to serving our customers and compensate them based on performance measures in order to enhance the customer-service oriented culture in our stores.

•	Information Systems. In recent years our retail segment upgraded a number of its information systems which will allow us to continue to use technology to enhance our business practices. We are currently implementing software systems that will align all retail store POS systems and further automate the merchandise forecasting and planning functions.

Innovative Product Development and Design Capabilities

Our 120 person in-house design staff continuously develops fresh, innovative and contemporary product designs and concepts. Our continued investment in art and design results in a steady supply of fresh ideas and the creation of complex, unique ensembles that appeal to consumers. In 2006, we introduced approximately 5,000 new products and 60 new ensembles and also provided our retail stores and other customers with over 1,000 new private label products. Our proprietary designs and strength in developing new product programs at value prices help us keep our products differentiated from the competition.

Product Lines

The following table sets forth the principal products distributed by the Company at the wholesale level, by product line:

Party Goods	Metallic Balloons	Stationery	Gift

Decorative and Solid Color Tableware	Sing-A-Tune SuperShapes	Baby and Wedding Memory Books	Ceramic Giftware Decorative Candles
Candles	Bouquets	Decorative Tissues	Decorative Frames
Cascades and Centerpieces	18 Inch Standard	Gift Wrap, Bows and Bags	Mugs
Crepe	Weights	Invitations, Notes and Stationery	Plush Toys
Cutouts			Wedding Accessories and Cake Tops
Flags and Banners		Photograph Albums
Latex Balloons		Ribbons
Novelty Gifts		Stickers and Confetti
Party Favors
Piñatas
Scene Setters
Wearables

The percentage of net sales at wholesale for each product line for 2006, 2005 and 2004 are set forth in the following table:

	2006	2005	2004

Party Goods	69%	65%	68%
Metallic Balloons	23	25	24
Stationery	3	6	5
Gift.	5	4	3

	100%	100%	100%

Our products span a wide range of lifestyle events from age-specific birthdays to theme parties and sporting events, as well as holidays such as Halloween and New Year’s. Approximately 80% of our net sales at wholesale consist of items designed for non-seasonal occasions, with the remaining 20% comprised of items used for holidays and seasonal celebrations throughout the year. Our product offerings cover the following:

Seasonal	Themes	Everyday

New Year’s	Bachelorette	Birthdays
Valentine’s Day	Casino	Bridal/Baby Showers
St. Patrick’s Day	Card Party	Graduations
Easter	Chinatown	Weddings
Passover	Cocktail Party	Anniversaries
Fourth of July	Disco	First Communions
Halloween	Fiesta	Confirmations
Fall	Fifties Rock and Roll	Retirements
Thanksgiving	Hawaiian Luau	Christenings
Hanukkah	Hollywood	Bar Mitzvahs
Christmas	Mardi Gras
Masquerade
Patriotic
Religious
Sports
Summer Barbeque Western

Manufactured Products

Our vertically integrated manufacturing capability (i.e., our ability to perform each of the steps in the process of converting raw materials into our finished products) enables us to control costs, monitor product quality, manage inventory investment better and provide more efficient order fulfillment. We manufacture items generally representing approximately 60% of our net sales at wholesale. Our facilities in New York, Kentucky, Rhode Island, Minnesota and Mexico are highly automated and produce paper and plastic plates and cups, paper napkins, metallic balloons and other party and novelty items. State-of-the-art printing, forming, folding and packaging equipment support these manufacturing operations. Given our size and sales volume, we are generally able to operate our manufacturing equipment on the basis of at least two shifts per day thus lowering production costs per unit. In addition, we manufacture products for third parties, which allows us to maintain a satisfactory level of equipment utilization.

Purchased Products

We purchase products created and designed by us, generally representing approximately 40% of our net sales at wholesale, from independently-owned manufacturers, many of whom are located in Asia and with whom we have long-standing relationships. We have relationships of over 15 years with our two largest suppliers. Our business is not dependent upon any single source of supply for these products. Our sourcing office in Hong Kong is dedicated to broadening our supplier base and facilitating process development and quality control.

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

Wholesale Sales and Marketing

Our principal wholesale sales and marketing efforts are conducted through a domestic direct employee sales force of approximately 120 professionals servicing approximately 20,000 retail accounts. Included in this sales force are approximately 30 seasoned sales professionals who primarily service the party superstore and party specialty retailer distribution channel and who, on average, have been affiliated with us for over 10 years. In addition to the employee sales team, a select group of manufacturers’ representatives handle specific account situations. Employees of subsidiaries outside the United States generally service international customers. Our Anagram subsidiary utilizes a group of approximately 40 independent distributors to bring its metallic balloons to the grocery, gift and floral markets, as well as to our party superstore and specialty retailer customers.

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

To support our sales and marketing efforts, we produce six main decorative party product catalogues annually (five catalogues for seasonal products and one catalogue for everyday products), with additional catalogues to market our metallic balloons and gift and stationery products. We have also developed a website which displays and describes our product assortment and capabilities. This website enables our key customers to access real time information regarding the status of existing orders and stock availability, and to place new orders. We utilize this website as a marketing tool, providing us with the ability to announce special product promotions, new program launches and other information in an expeditious manner.

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

Our distribution facilities for party items are principally located in New York and represent more than 1,000,000 square feet in the aggregate. We expanded our company-owned state-of-the-art distribution facility from 544,000 square feet to 896,000 square feet in 2006, at a cost of $15.7 million. A substantial portion of the cost was funded using the net proceeds from the sale of a less technologically sophisticated company-owned warehouse. We distribute our metallic balloons domestically from company-owned and leased facilities in Minnesota and New York. Products for markets outside the United States are also shipped from leased distribution facilities in the United Kingdom, Mexico, Japan and Australia.

Wholesale Customers

Our wholesale customers are principally party superstores, including our company-owned retail stores and our franchisees, other party goods retailers, independent card and gift retailers and other distributors. We have also expanded our presence in the gift shop, supermarket and other smaller independent retail distribution channels. In the aggregate, we supply more than 40,000 retail outlets both domestically and internationally. In addition, to deepen our retail penetration at key European hypermarket and supermarket accounts, our future focus will include broadening our distribution network, increasing accessorization and customization of our products to local tastes and holidays.

We have a diverse wholesale customer base. Although our sales volume is concentrated with several important customers, generally party superstores, only Party City accounted for more than 10% of our net sales at wholesale in each of the two years preceding the Party City Acquisition. For the years ended December 31, 2005 and 2004, net sales to Party City’s corporate-owned and operated stores represented 13% and 14%, of the Company’s net sales at wholesale, respectively. For the years ended December 31, 2006, 2005 and 2004, net sales to Party City’s franchise-owned and operated stores represented 15%, 13% and 14%, of the Company’s net sales at wholesale, respectively. Franchisees are financially independent and represent a diversified credit exposure.

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

Competitors include smaller independent specialty manufacturers, as well as divisions or subsidiaries of large companies with greater financial and other resources than ours. Certain of these competitors control various product licenses for widely recognized images, such as cartoon or motion picture characters, which could provide them with a competitive advantage. However, through the acquisitions of Anagram and M&D Industries, we have acquired one of the strongest portfolios of character licenses for use in the design and production of our metallic balloons.

Retail Merchandising

Our stores are designed to be fun and engaging and to create a compelling shopping experience for the consumer. Our Party City, Party America and The Great Party stores range in size from 6,750 to 19,800 square feet with a typical store size between 8,000 and 12,000 square feet. Our Paper Factory Outlet stores range in size from 3,000 to 4,500 square feet. The stores are divided into various sections based upon product categories displayed to emphasize the breadth of merchandise available at a good value. In-store signage is used to emphasize our price-value position and make our stores easy to shop.

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

Although product assortment is continually refreshed and updated, our product categories remain relatively consistent with our historical selection. The typical retail store offers a broad selection of Amscan, private label and other brand merchandise consisting of more than 15,000 SKU’s. Non-seasonal merchandise historically represents two-thirds of a typical store’s selling space and annual net retail sales, while seasonal merchandise historically represents the remaining portion. We have over 40 product categories, each of which can be characterized into eight general themes, including Halloween, Other Seasonal, Birthday, Balloons, Baby, Wedding, Anniversary, Greeting Card, Gift Wrap, Party Basics, Catering and Party Themes.

Halloween is our retail segment’s largest seasonal product category/theme. As a key component of our sales strategy, our stores provide an extensive selection of Halloween products. The stores also carry a broad array of related decorations and accessories for the Halloween season. Our Halloween merchandise is prominently displayed to provide an exciting and fun shopping experience for customers. The stores display Halloween-related merchandise throughout the year to position us as the customer’s Halloween shopping resource. Historically, Halloween business has represented approximately 20% of our annual retail net sales.

We have many product categories that generally relate to birthdays, making this theme the largest non-seasonal occasion in terms of net sales. Each birthday product category includes a wide assortment of merchandise to fulfill customer needs for celebrating birthdays, including invitations, thank you cards, tableware, hats, horns, banners, cascades, balloons, novelty gifts, piñatas, favors and candy.

Retailer Suppliers

Amscan is the largest supplier to our retail operations, providing 25%, 20% and 24% of the merchandise purchased by our stores in each of the years in the three-year period ended December 31, 2006. The following table represents other suppliers from whom our retail segment purchased at least 5% of its merchandise:

Supplier	Products Supplied	2006	2005	2004

Hallmark Marketing Corp	Paper products	6%	6%	6%
Unique Industries, Inc.	Paper products	4	5	7
Rubies Costume Co. Inc.	Halloween costumes	4	4	5

Total		14%	15%	18%

While our retail segment has historically purchased a significant portion of its other brand merchandise from a relatively small number of sources, we do not believe our retail business is dependent upon any single source of supply for these products. However, certain of these suppliers may control various product licenses for widely recognized images, such as cartoon or motion picture characters and the loss of such suppliers could materially adversely affect our future business, results of operations, financial condition and cash flow. We consider numerous factors in supplier selection, including, but not limited to, price, credit terms, product offerings and quality.

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

Retail Advertising and Marketing

Our advertising focuses on promoting specific seasonal occasions as well as general themes, with a strong emphasis on our price-value positioning. Historically, we have advertised primarily via the use of free-standing inserts in newspapers throughout our market areas. We utilize marketing techniques to supplement the inserts, including outdoor, direct mail, newspaper, television and radio advertising in selected markets, with the goal of increasing customer traffic and building our brand. We also place particular emphasis on highly targeted relationship marketing efforts. For example, we have begun to offer a Birthday Club program. In conjunction with our marketing efforts, we have a Party City website that communicates products, party ideas and promotional offers, and sell selected party supply merchandise through our Party America website.

Franchise Operations

As of December 31, 2006, we had 259 Party City and 65 Party America franchise stores throughout the United States and Puerto Rico. Stores run by franchisees utilize our format, design specifications, methods, standards, operating procedures, systems and trademarks.

We receive revenue from our franchisees, consisting of an initial one-time fee and ongoing royalty fees. In addition, each franchisee has a mandated advertising budget, which consists of a minimum initial store opening promotion and ongoing local advertising and promotions. Further, Party City franchisees must pay an additional 1% of net sales to a Party City group advertising fund to cover common advertising materials related to the Party City store concept. We do not offer financing to our franchisees for one-time fees and ongoing royalty fees.

Current franchise agreements provide for an assigned area or territory that typically equals a three-mile radius from the franchisee’s store location and the right to use the Party City® and Party America® logos and trademarks, including “The Discount Party Super Store®”. In most stores, the franchisee or the majority owner of a corporate franchisee devotes full time to the management, operation and on-premises supervision of the stores or groups of stores.

Although franchise locations are generally obtained and secured by the franchisee, pursuant to the franchise agreement we must approve all site locations. As franchisor, we also supply valuable and proprietary information pertaining to the operation of our retail store business, as well as advice regarding location, improvements and promotion. We also supply consultation in the areas of purchasing, inventory control, pricing, marketing, merchandising, hiring, training, improvements and new developments in the franchisee’s business operations, and we provide assistance in opening and initially promoting the store.

We continually focus on the management of our franchise operations, looking for ways to improve the collaborative relationship in such areas as merchandising, advertising and information systems.

As of December 31, 2006, we had 3 territory agreements with certain franchisees. These agreements grant the holder of the territory the right to open one or more stores within a stated time period.

Competition at Retail

We operate in highly competitive markets. Our stores compete with a variety of smaller and larger retailers, including, but not limited to, single owner-operated party supply stores, specialty party supply and paper goods retailers (including superstores), warehouse/merchandise clubs, designated departments in drug stores, general mass merchandisers, supermarkets and department stores of local, regional and national chains and catalogue and Internet merchandisers. In addition, other stores or Internet merchandisers may enter the market and become significant competitors in the future. Our stores compete, among other things, on the basis of location and store layout, product mix, customer convenience and price. Some of our competitors in our markets have greater financial resources than we do.

We believe that our retail stores maintain a leading position in the party supply business by offering a wider breadth of merchandise than most competitors, greater selection within merchandise classes and low prices on most items in our stores. We believe that our significant buying power, which results from the size of our retail store network, is an integral advantage.

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

State laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states. Those laws regulate the franchise relationship, for example, by restricting a franchisor’s rights with regard to the termination, transfer and renewal of a franchise agreement (for example, by requiring “good cause” to exist as a basis for the termination and the franchisor’s decision to refuse to permit the franchisee to exercise its transfer or renewal rights), by requiring the franchisor to give advance notice to the franchisee of the termination and give the franchisee an opportunity to cure most defaults. To date, those laws have not precluded us from seeking franchisees in any given area and have not had a material adverse effect on our operations.

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

We own and permit our franchisees to use a number of trademarks and service marks registered with the United States Patent and Trademark Office, including Party City®, The Discount Party Super Store®, Halloween Costume Warehouse®, Party America®, The Paper Factory® and The Great Party®.

Information Systems

We continually evaluate and upgrade our information systems to enhance the quantity, quality and timeliness of information available to management and to improve the efficiency of our manufacturing and distribution facilities as well as our service at the store level. During the past two years, our retail segment completed significant store and corporate system installations to improve certain store processes, such as customer check-out, product receiving and inventory management, as well as to reduce in-store labor costs. We implemented new merchandise replenishment software in 2006 to complement our distribution, planning and allocation processes. The system is intended to enhance the store replenishment function by improving in-stock positions, leveraging our distribution infrastructure and allowing us to become more effective in our use of store labor. Over the next eighteen months, our retail segment will be implementing new Point of Sale systems, and upgrading merchandising systems, to standardize technology across our chain.

Employees

As of December 31, 2006, the Company had approximately 4,194 full-time employees and 3,944 part-time employees, none of whom is represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

Item 1A.	Risk Factors

Consumer Demands and Preferences

As a manufacturer, distributor and retailer, our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Our success depends on our ability to identify product trends as well as to anticipate and respond to changing merchandise trends and consumer demand in a timely manner. We cannot assure you that we will be able to continue to offer assortments of products that appeal to our customers or that we will satisfy changing consumer demands in the future. In addition, if consumer demand for single-use, disposable party goods were to diminish in favor of reusable products for environmental or other reasons our sales could decline. We also sell certain licensed products that are in great demand for short time periods, making it difficult to project our inventory needs for these products. Accordingly, if:

•	we are unable to identify and respond to emerging trends;

•	we miscalculate either the market for the merchandise in our stores or our customers’ purchasing habits; or

•	consumer demand dramatically shifts away from disposable party supplies;

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

Our retail stores compete with a variety of smaller and larger retailers. Our stores compete, among other things, on the basis of location and store layout, product mix, customer convenience and price.. We cannot guarantee that we will continue to be able to compete successfully against existing or future competitors. Expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could materially adversely affect our business, results of operations, cash flows and financial condition.

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

Products we manufacture, primarily tableware and metallic balloons, generally represent approximately 60% of our net sales at wholesale. During the past three years, we have invested approximately $20.8 million in printing, fabrication, packaging and other manufacturing equipment, allowing us to increase productivity rates, thereby lowering labor and overhead as a percentage of manufacturing costs. We believe our ability to manufacture product representing approximately 60% of our sales enables us to lower production costs by optimizing production while minimizing inventory investment, to ensure product quality through rigid quality control procedures during production and to be responsive to our customers’ product design demands.

Interest Rates

Although we may utilize interest rate swap agreements to manage the risk associated with fluctuations in interest rates, we are exposed to fluctuations in interest rates on a significant portion of our debt.

Exchange Rates

We are exposed to foreign currency risk, predominately in European and Asian countries, principally from fluctuations in the Euro, British Pound Sterling and Chinese Renminbi and their impact on our profitability in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently.

Execution of Key Initiatives

During the past year, our retail stores undertook a series of related initiatives to make fundamental improvements in its business, profitability and cash flow, including initiatives focused on: improving the breadth of assortment and quality of our products and related product pricing; improving financial, distribution and inventory systems; and building our talent base.

We believe these initiatives along with increased promotional and advertising activity should provide the basis for improved financial performance. Should our customers respond less favorably to our merchandise offerings, it could have a material adverse impact on our revenues and operating income.

Franchise Program

Our growth and success depends, in part, upon our ability to contract with and retain qualified franchisees, as well as the ability of those franchisees to operate their stores and promote and develop our store concept. Although we have established criteria to evaluate prospective franchisees and our franchise agreements include certain operating standards, each franchisee operates independently. We cannot assure you that our franchisees will operate stores in a manner consistent with our concept and standards, which could reduce the gross revenues of these stores and therefore reduce our franchise revenue. The closing of unprofitable stores or the failure of franchisees to comply with our policies could adversely affect our reputation and could reduce the amount of our franchise revenues. These factors could have a material adverse effect on our revenues and operating income.

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

Economic Downturn

In general, our retail sales represent discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, the availability of consumer credit, taxation, weather and consumer confidence in future economic conditions. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower or during periods of actual or perceived unfavorable economic conditions. If this occurs, our revenues and profitability will decline. In addition, our sales could be adversely affected by a downturn in the economic conditions in the markets in which we operate.

Key Vendors

While Party City and Party America have historically purchased a significant portion of its other brand merchandise from a relatively small number of sources, we do not believe our retail business is dependent upon any single source of supply for these products. However, certain of these suppliers may control various product licenses for widely recognized images, such as cartoon or motion picture characters and the loss of such suppliers could materially adversely affect our future business, results of operations, financial condition and cash flow.

Many of our vendors currently provide us with incentives such as volume purchasing allowances and trade discounts. If our vendors were to reduce or discontinue these incentives, prices from our vendors could increase. Should we be unable to pass cost increases to consumers, our profitability would be reduced.

Additional Capital Requirements

Our management currently believes that the cash generated by operations, together with the borrowing availability under the Credit Agreements, will be sufficient to meet our working capital needs for the next twelve months, including investments made and expenses incurred in connection with technology to improve merchandising and distribution systems, support cost reduction initiatives, and improved efficiencies. However, if we are unable to generate sufficient cash from operations, we may be required to adopt one or more alternatives to raise cash, such as incurring indebtedness, selling our assets, seeking to raise additional equity capital or restructuring. If adequate financing is unavailable or is unavailable on acceptable terms, we may be unable to maintain, develop or enhance our operations, products and services, take advantage of future opportunities, service our current debt costs, or respond to competitive pressures.

Seasonal and Quarterly Fluctuations

Our retail business is subject to significant seasonal variations. Historically, our stores realized a significant portion of its revenues, net income and cash flow in the fourth quarter of the year, principally due to the sales in October for the Halloween season and, to a lesser extent, due to sales for end of year holidays. We believe this general pattern will continue in the future. An economic downturn during this period could adversely affect us to a greater extent than if such downturn occurred at other times of the year. Our results of operations and cash flows may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings, store closings and timing of the potential disposition and acquisition of stores.

Key Personnel

Our success depends to a large extent, on the continued service of our senior management team. Departures by our senior officers could have a negative impact on our business, as we may not be able to find suitable management personnel to replace departing executives on a timely basis. We do not maintain key life insurance on any of our senior officers.

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

The Company maintains its corporate headquarters in Elmsford, New York and conducts its principal design, manufacturing and distribution operations at the following facilities:

Owned or Leased
Location	Principal Activity	Square Feet	(With Expiration Date)

Elmsford, New York	Executive offices, show rooms, design and art production of party products and decorations	189,846 square feet	Leased (expiration date: December 31, 2014)
Harriman, New York	Manufacture of paper napkins	75,000 square feet	Leased (expiration date: March 31, 2011)
Narragansett, Rhode Island	Manufacture and distribution of plastic plates, cups and bowls	48,455 square feet	Leased (expiration date: April 28, 2011)
Newburgh, New York	Manufacture of paper napkins and cups	53,000 square feet	Leased (expiration date: May 31, 2008)
Louisville, Kentucky	Manufacture and distribution of paper plates	189,000 square feet	Leased (expiration date: March 31, 2010)
Eden Prairie, Minnesota	Manufacture and distribution of balloons and accessories	115,600 square feet	Owned
Tijuana, Mexico	Manufacture and distribution of party products	75,000 square feet	Leased (expiration dates: May 16, 2007 and May 31, 2009)
Chester, New York(1)	Distribution of decorative party and gift products	896,000 square feet	Owned
Chester, New York	Distribution of decorative party products	287,000 square feet	Leased (expiration date: May 1, 2007)
Milton Keynes, Buckinghamshire, England	Distribution of party products throughout the United Kingdom and Europe	110,000 square feet	Leased (expiration date: June 30, 2017)
Edina, Minnesota	Distribution of balloons and accessories	122,312 square feet	Leased (expiration date: December 31, 2010)

(1)	Property is subject to a lien mortgage note in the original principal amount of $10.0 million with the New York State Job Development Authority. The lien mortgage note bears interest at a rate of 6.76%, subject to change under certain conditions. The mortgage note is for a term of 96 months and requires monthly payments based on a 180-month amortization period with a balloon payment upon maturity in January 2010. At December 31, 2006, the principal amount outstanding under the lien mortgage note is approximately $7.4 million.

In addition to the facilities listed above, we maintain smaller distribution facilities in Australia, Canada and Mexico. We also maintain sales offices in Australia, Canada, Hong Kong and Japan and showrooms in New York, California, Georgia, Texas, Canada and Hong Kong.

We lease Party City’s 106,000 square feet corporate headquarters, located in Rockaway, New Jersey. The initial term expires in 2017, with two five-year renewal options. The lease contains escalation clauses and obligations for reimbursement of common area maintenance and real estate taxes.

We lease Party America’s 18,000 square feet corporate headquarters, located in Alameda, California. The lease expired January 31, 2007, and is currently being maintained on a month-to-month basis. We also lease a

26,000 square feet distribution center in San Leandro, California. The lease expires on May 21, 2010. Both leases contain obligations for reimbursement of common area maintenance and real estate taxes.

As of December 31, 2006, there were 240 company-owned Party City stores and 203 company-owned Party America stores open in the United States. We lease the property for all of our company-owned stores. Our Party City and Party America stores range in size from 6,750 to 19,800 square feet, with a typical store size between 8,000 and 12,000 square feet. Our Paper Factory Outlet stores range in size from 3,000-4,500 square feet. We do not believe that any individual store property is material to our financial condition or results of operations. Of the leases for the company-owned stores, 78 expire in 2007, 105 expire in 2008, 97 expire in 2009, 39 expire in 2010 and the balance expire in 2011 or thereafter. We have options to extend most of these leases for a minimum of five years.

The following table shows the change in our retail network of stores for each of the years in the three-year period ended December 31, 2006.

	2006	2005	2004

Company-owned:
Stores open at beginning of year	474	478	309
Stores opened	6	6	8
Stores closed	(37)	(10)	(4)
Stores acquired			165

Stores open at end of year	443	474	478
Franchise:
Stores open at beginning of year	315	318	312
Stores opened	16	11	12
Stores acquired	2
Stores closed	(9)	(14)	(6)

Stores open at end of year	324	315	318

Total company-owned and franchise stores	767	789	796

As of December 31, 2006, Company and franchise-owned retail stores were located in the following states and Puerto Rico:

State	Company-Owned	Franchise	Chain-Wide

Alabama	4	7	11
Arizona	4	12	16
Arkansas	1	3	4
California	97	16	113
Colorado	17	6	23
Connecticut	5	3	8
Delaware	1	1	2
Florida	12	44	56
Georgia	6	27	33
Hawaii	—	1	1
Idaho	1	—	1
Illinois	25	—	25
Indiana	8	—	8
Iowa	2	1	3
Kansas	5	6	11
Kentucky	4	—	4
Louisiana	4	8	12

	Company-
State	Owned	Franchise	Chain-Wide

Maryland	6	11	17
Massachusetts	—	1	1
Michigan	33	1	34
Minnesota	6	19	25
Mississippi	3	3	6
Missouri	16	4	20
Montana	—	3	3
Nebraska	2	2	4
Nevada	5	2	7
New Hampshire	2	—	2
New Jersey	10	20	30
New Mexico	—	3	3
New York	35	18	53
North Carolina	4	18	22
North Dakota	—	4	4
Ohio	18	—	18
Oklahoma	9	—	9
Oregon	5	4	9
Pennsylvania	14	16	30
Rhode Island	—	2	2
South Carolina	2	6	8
South Dakota	—	3	3
Tennessee	5	10	15
Texas	33	20	53
Utah	6	—	6
Vermont	1	—	1
Virginia	7	9	16
Washington	19	2	21
West Virginia	1	—	1
Wisconsin	5	1	6
Wyoming	—	2	2
Puerto Rico	—	5	5

Total	443	324	767

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

We are a party to certain claims and litigation in the ordinary course of business. We do not believe these proceedings will have, individually or in the aggregate, a material adverse effect on our financial condition or future results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer

Purchases of Equity Securities

There is no public trading market for the Company’s common stock.

As of the close of business on March 30, 2007, there were 102 holders of record of the Company’s common stock.

Dividends

The Company has not paid any dividends on its Common Stock and has no current plans to pay cash dividends in the foreseeable future. The Company currently intends to retain its earnings for working capital, repayment of indebtedness, capital expenditures and general corporate purposes. In addition, the Company’s current credit facility and the indenture governing its notes contain restrictive covenants which have the effect of limiting the Company’s ability to pay cash dividends or distributions to its stockholders.

Issuer Purchases of Equity Securities

Under the terms of our stockholders’ agreement, we have an option to purchase all of the shares of common stock held by former management stockholders, as defined, and, under certain circumstances, former management stockholders can require us to purchase all of the shares held by them. The purchase price as prescribed in the stockholders’ agreements is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. During the year ended December 31, 2006, we purchased and retired 8.0 shares of redeemable common stock held by a former management stockholder at an estimated fair value of $14,250 per share.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2006, concerning our equity compensation plans (1);

	(a)	(b)	(c)
	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
	and Rights	and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	2,858.205	$10,648	65.002
Equity compensation plans not approved by security holders	—	—	—

Total	2,858.205	$10,648	65.002

(1)	See Note 15 to our consolidated financial statements included herein for a description of our equity compensation plan.

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data presented below under the captions “Statement of Operations Data,” and “Balance Sheet Data” as of and for the years December 31, 2006 and 2005, and the eight months ended December 31, 2004 and for the four months ended April 30, 2004 (Predecessor) and as of and for the years ended December 31, 2003 and 2002 (Predecessor), are derived from the consolidated financial statements of the Company. The consolidated financial statements as of and for the years ended December 31, 2006 and 2005, and the eight months ended December 31, 2004 and for the four months ended April 30, 2004 (Predecessor), are included in this report under Item 8, “Financial Statements and Supplementary Data.” The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

			Eight	Four
	Year Ended	Year Ended	Months Ended	Months Ended	Years Ended
	December 31,	December 31,	December 31,	April 30,	December 31,
	2006(1)	2005(2)	2004	2004	2003	2002
	(Dollars in thousands)				(Predecessor)
Statement of Operations Data:
Revenues:
Net sales	$993,342	$417,226	$265,556	$133,660	$402,816	$385,603
Royalties and franchise fees	21,746	509	—	—	—	—

Total revenues	1,015,088	417,735	265,556	133,660	402,816	385,603
Expenses:
Cost of sales	676,527	281,632	178,210	88,247	269,125	252,980
Selling expenses	39,449	36,181	23,529	12,430	36,515	34,619
Retail operating expenses	126,224	1,824	—	—	—	—
Franchise expenses	13,009	779	—	—	—	—
General and administrative expenses	84,836	36,026	22,718	10,874	34,513	35,064
Art and development costs	10,338	8,941	6,713	3,332	9,395	10,301

					Eight		Four
	Year Ended		Year Ended		Months Ended		Months Ended		Years Ended
	December 31,		December 31,		December 31,		April 30,		December 31,
	2006(1)		2005(2)		2004		2004		2003		2002
	(Dollars in thousands)								(Predecessor)
Non-recurring expenses and restructuring charges(3)(4)(5)	—		3,988		—		11,757		1,007		3,924

Income from operations	64,705		48,364		34,386		7,020		52,261		48,715
Interest expense, net	54,887		31,907		19,124		8,384		26,368		21,792
Other (income) expense, net(6)	(1,000)		(764)		882		31		(1,434)		(311)

Income (loss) before income taxes and minority interests	10,818		17,221		14,380		(1,395)		27,327		27,234
Income tax expense (benefit)	4,295		4,940		5,679		(551)		10,065		10,757
Minority interests	83		21		137		46		99		12

Net income (loss)	6,440		12,260		8,564		(890)		17,163		16,465
Dividend on redeemable convertible preferred stock	—		—		—		136		399		376

Net income (loss) applicable to common shares	$6,440		$12,260		$8,564		$(1,026)		$16,764		$16,089

Other Financial Data:
Capital expenditures, including assets under capital leases	40,376		$17,051		$7,910		$3,757		$12,668		$17,765
Depreciation and amortization	38,619		18,602		9,519		5,296		16,119		13,962
Ratio of earnings to fixed charges(7)	1.1	x	1.5	x	1.7	x	0.9	x	1.9	x	2.0	x

	December 31,			December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)			(Predecessor)
Balance Sheet Data:
Working capital	$167,561	$157,139	$126,372	$120,559	$119,256
Total assets(9)(10)(11)	1,217,371	1,118,947	647,266	382,102	372,497
Short-term obligations(8)	3,703	$2,643	$4,832	$23,237	$3,220
Long-term obligations(9)(10)(11)	558,372	561,567	384,993	272,272	295,420

Total obligations	$562,075	$564,210	$389,825	$295,509	$298,640

Redeemable convertible preferred stock(12)	—	—	—	$7,045	$6,646
Redeemable common securities(9) (13)(14)	$9,343	$6,821	$3,705	$9,498	$30,523
Stockholders’ equity (deficit)(9) (10) (11) (13)(14)	$359,839	$320,810	$146,728	$(8,619)	$(46,283)

(1)	Party America is included in the balance sheet data for December 31, 2006, and the statement of operations and other financial data from the Party America Acquisition date, September 29, 2006.

(2)	Party City is included in the balance sheet data beginning with December 31, 2005 and the statement of operations and other financial data from the Party City Acquisition date, December 23, 2005.

(3)	In connection with the Party City Acquisition in December 2005 and the 2004 Transactions in April 2004, the Company recorded non-recurring expenses of $4.0 million and $11.8 million, respectively, including $6.2 million of debt retirement costs in 2004 and the write-off of $4.0 million and $5.6 million of deferred financing costs associated with the repayment of debt in 2005 and 2004, respectively.

(4)	During the fourth quarter of 2002, we amended and restated our credit facility with various lenders which resulted in a $1.5 million write-off of deferred financing costs associated with the facility. Additionally, during the fourth quarter of 2002, we decided not to pursue an initial public offering (“IPO”) of shares of our Common Stock given valuations available in the equity markets at that time, which resulted in a $0.8 million write-off of costs associated with the offering. On March 12, 2003, we filed a Form RW with the Securities and Exchange Commission withdrawing our registration statement for the IPO.

(5)	During 2003 and 2002, we incurred restructuring charges of $1.0 million and $1.7 million, respectively, resulting from the consolidation of certain domestic and foreign distribution operations, and during 2003, the integration of M&D Industries.

(6)	During 2004 and 2003, we sold common stock of a customer received in connection with the customer’s reorganization in bankruptcy, receiving net proceeds of approximately $0.07 million and $2.0 million and recognizing gains of approximately $0.05 million and $1.5 million, respectively.

(7)	For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes and minority interests plus fixed charges. Fixed charges consist of interest expense on all obligations, amortization of deferred financing costs and an estimate of the rental expense on operating leases representing that portion of rental expense deemed by the Company to be attributable to interest.

(8)	Short-term obligations consist primarily of borrowings under bank lines of credit and the current portion of long-term debt. At December 31, 2003, the current portion of long-term debt included $20.2 million of the Company’s then existing term loan which was paid in March 2004 as required based on the Company’s excess cash flows, as defined, for the year ended December 31, 2003.

(9)	Common stock issued to consummate the Party America Acquisition totaled $29.7 million. Cash also paid to consummate the acquisition included $1.1 million for transaction costs, and $12.6 million to repay Party America senior debt.

(10)	Cash paid to consummate the Party City Acquisition totaled $567.0 million. Financing for the acquisition, including the repayment of borrowings under the Company’s 2004 Senior Secured Credit Facility, was provided by: (i) the $166.4 million Equity Investment in the Company’s parent, AAH, (ii) the $325 million First Term Loan (net of an original issue discount of $3.25 million), (iii) the $60 million Second Term Loan (net of an original issue discount of $1.5 million) and (iv) cash on-hand of $20.4 million.

(11)	Cash paid to consummate the 2004 Transactions in April 2004 totaled $530.0 million and was financed with initial borrowings (before deducting deferred financing costs of $13.1 million) consisting of a $205.0 million term loan under a new senior secured credit facility, the proceeds from the issuance of $175.0 million of 8.75% senior subordinated notes due 2014, an equity contribution by the Principal Investors and employee stockholders of $140.5 million, borrowings under the revolver of $23.6 million and available cash on hand.

(12)	At December 31, 2003 and 2002, 44.94 and 42.4 shares of our Predecessor Series A Redeemable Convertible 6% Preferred Stock were issued and outstanding. Each share of Series A Redeemable Convertible 6% Preferred Stock was convertible at the option of the holder at any time into shares of Common Stock, $0.10 par value, at a conversion rate of 1.0 share of Common Stock for each share of Series A Redeemable Convertible Preferred Stock, subject to adjustment under certain conditions. Upon completion of the 2004 Transactions, no shares of the Series A Redeemable Convertible Preferred Stock were outstanding.

(13)	Under the terms of the Predecessor’s amended and restated stockholders’ agreement, dated February 20, 2002 and the AAH stockholders’ agreement dated April 30, 2004, we have an option to purchase all of the shares of common stock held by former management stockholders, as defined, and, under certain circumstances, including death and disability, former management stockholders can require us to purchase all of the shares held by the former associates. The purchase price as prescribed in the stockholders’ agreements is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by us to all employee stockholders based on fully paid and vested shares is classified as redeemable common securities.

(14)	In connection with the 2004 Transactions, our Chief Executive Officer and our President exchanged 5.4945 and 2.7472 shares of Company Common Stock for 100 and 50 shares of AAH Common Stock with an equivalent value of $1.0 million and $0.5 million, respectively. In addition, our Chief Executive Officer and President exchanged 5.607 and 2.804 vested options, respectively, to purchase shares of Company Common Stock, which had intrinsic values of $0.6 million and $0.3 million, respectively, for vested options to purchase 65.455 and 32.727 shares of AAH Common Stock under the new equity incentive plan with intrinsic values of $0.5 million and $0.2 million and estimated fair values of $0.6 million and $0.3 million, respectively. The fair value of the AAH options was included in the equity contribution related to the 2004 Transactions; however, as the AAH options are options to purchase redeemable common stock, their estimated redemption value is classified as redeemable common securities on the consolidated balance sheet.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our wholesale revenues are generated from the sales of approximately 35,000 SKU’s consisting of party goods for all occasions, including paper and plastic tableware, accessories and novelties, metallic balloons, stationery and gift items. Tableware (plates, cups, cutlery, napkins and tablecovers) is our core product category, with coordinating accessories (e.g., balloons, banners, gifts and stationery) and novelties (e.g., party favors) being offered to complement these tableware products. As a metallic balloon manufacturer, we have a strong presence in grocery, gift and floral distribution channels. With our retail segment, we operate 443 retail party superstores within the continental United States, and franchise individual store and franchise areas throughout the United States and Puerto Rico. At December 31, 2006, our network included 324 franchise stores. Our retail operations generate revenue primarily through the sale of more than 15,000 Amscan, private label and other brand SKU’s through our company-owned stores, and through the imposition of an initial one-time franchise fee and ongoing franchise royalty payments based on retail sales.

Results of Operations

The results of operations for the year ended December 31, 2006 include the results of Party America’s operations for the period following its acquisition on September 29, 2006. In addition, the results of operation for the year ended December 31, 2005 include the results of Party City’s operations for the eight-day period following it’s acquisition on December 23, 2005. We’ve included the proforma results of Party City for the year ended December 31, 2005, for the purposes of comparison to the year ended December 31, 2006 financial performance. We’ve referenced where Party America has influenced 2006 amounts, but have not included pro forma results of Party America for the year ended December 31, 2006. For the purposes of management’s discussion and analysis of financial condition and results of operations for 2005, financial information for the year ended December 31, 2005 versus 2004 has not been broken out by segment

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Percentage of Total Revenues

	Year Ended December 31,
			2005
	2006	2005	Pro Forma

Total revenues:
Net sales	97.9%	99.9%	97.7%
Royalties and franchise fees	2.1	0.1	2.3

Total revenues	100.0	100.0	100.0
Total expenses:
Cost of sales	66.6	67.4	66.0
Selling expenses	3.9	8.7	4.1
Retail operating expenses	12.4	0.4	13.1
Franchise expenses	1.3	0.2	1.5
General and administrative expenses	8.4	8.6	8.3
Art and development costs	1.0	2.1	1.0
Non-recurring expenses	—	1.0	—

Total expenses	93.7	88.4	94.1

Income from operations	6.3	11.6	5.9
Interest expense, net	5.4	7.6	5.8
Other income, net	(0.1)	(0.1)	(0.1)

Income before income taxes and minority interest	1.0	4.1	0.2
Income tax expense	0.4	1.2	0.1
Minority interest	—	—	—

Net income	0.6%	2.9%	0.1%

Total Revenues

Total revenues for the year ended December 31, 2006 were $1,015.1 million, consisting of net sales, at wholesale, of $432.5 million, retail sales of $560.8 million and franchise related revenues of $21.7 million. For the year ended December 31, 2005, revenues were $417.7 million. Assuming the Party City Acquisition had occurred on January 1, 2005, pro forma revenue for the year ended December 31, 2005 totaled $886.1 million, consisting of net sales, at wholesale, of $387.3 million, retail net sales of $478.8 million and franchise-related revenue of $20.0 million.

The following table sets forth the Company’s total revenues for the years ended December 31, 2006 and 2005 and, on a pro forma basis, for the year ended December 31, 2005, respectively.

					Year Ended
	Year Ended		Year Ended		December 31, 2005
	December 31, 2006		December 31, 2005		Pro Forma
		% of Total		% of Total		% of Total
	$	Revenues	$	Revenues	$	Revenues
	(Dollars in thousands)

Net sales:
Wholesale sales	$508,486	50.1%	$407,187	97.5%	$439,969	49.6%
Eliminations	(75,952)	(7.5)	(1,727)	(0.4)	(52,693)	(5.9)

Wholesale net sales	432,534	42.6	405,460	97.1	387,276	43.7
Retail sales	560,808	55.2	11,766	2.8	478,836	54.0

Total net sales	993,342	97.9	417,226	99.9	866,112	97.7
Royalties and franchise fees	21,746	2.1	509	0.1	20,001	2.3

Total revenues	$1,015,088	100.0%	$417,735	100.0%	$886,113	100.00%

Wholesale

Net sales, at wholesale, of $432.5 million were $45.3 million or 11.7% higher than the pro forma sales for the year ended December 31, 2005. Net sales to party superstores, including sales to our retail franchisees, totaled $103 million and were 23.9% higher than in 2005. The Company attributes the increase in sales to party superstores to synergistic growth, as the Company expands the number of product lines available to Party City franchise and other stores. Sales to independent card and gift stores also increased by 12.2% to $54.4 million, principally the result of an expanded gift line. International sales totaled $68.4 million or 13.1% higher than in 2005. The Company attributes the increase in international sales to the favorable reception and increased demand for our 2006 ensemble designs and product lines. Net sales of metallic balloons were $90.9 million or 14.6% higher than in 2005, with the increase primarily attributable to the introduction of a new musical balloon line in the fourth quarter of 2005, strong retail demand for shaped and other specialty balloons and strong flexible packaging sales during 2006.

Net sales to company-owned retail stores totaled $76.0 million or 44.1% higher than in 2005, and are eliminated in consolidation.

Retail

Net retail sales of company-owned stores for year ended December 31, 2006 were $560.8 million or 17.1% higher than pro forma net retail sales for the year ended December 31, 2005. The increase includes $56.6 million of sales generated by Party America stores from the Party America Acquisition Date. Same-store net retail sales for Party City stores during 2006 totaled $496.5 million or 6.7% higher than for the comparable period of 2005. Same-store net sales of seasonal and non-seasonal merchandise increased 4.6% and 7.7%, respectively. The increase in Party City net sales also reflects a 3.9% increase in the average net sale per retail transaction and a 2.7% increase in customer count at our company-owned stores.

Royalties and franchise fees

Franchise related revenue for the year ended December 31, 2006, consisting of royalties and franchise fees, totaled $21.7 million or 8.7% higher than the pro forma revenue for 2005. During 2006, the retail network included an average of 320 franchises stores, or three more than in the corresponding period of 2005. In addition, during 2006, sixteen new franchise stores were opened, two new franchise stores were acquired, and nine franchise stores were closed, as compared to eleven store openings and fourteen store closings in 2005. Franchise stores reported same-store net sales of $526.8 million or an increase of 6.6% for the year ended December 31, 2006 when compared to the pro forma year ended December 31, 2005.

Gross Profit

The following table sets forth the Company’s consolidated gross profit on net sales for the years ended December 31, 2006 and 2005 and, on a pro forma basis, for the year ended December 31, 2005, respectively.

					Year Ended
	Year Ended		Year Ended		December 31, 2005
	December 31, 2006		December 31, 2005		Pro Forma
		% of		% of		% of
		Associated		Associated		Associated
	$	Net Sales	$	Net Sales	$	Net Sales

Gross profit:
Wholesale	$142,903	28.1%	$131,755	32.4%	$131,785	30.0%
Retail	184,813	33.0	4,007	34.1%	158,276	33.1

Total Gross Profit	$327,716	30.6%	$135,762	32.4%	$290,061	31.6%

The gross profit margin on net sales, at wholesale, for the year ended December 31, 2006 was 28.1% or 190 basis points lower than pro forma 2005. The reduction in margin is attributable to changes in product sales mix across the Company’s many product lines as well as higher raw material and manufacturing costs. Retail gross profit margin for 2006 of 33.0% was lower than gross profit margin, on a pro forma basis for 2005, by 10 basis points, as lower vendor rebates and discounts in the first half of 2006 and higher markdown activity during the third quarter of 2006 were offset by the leveraging of fixed occupancy costs and lower distribution costs.

Operating expenses

Selling expenses of $39.4 million for 2006 were $3.3 million higher than the pro-forma period of 2005, consistent with the increase in sales, at wholesale, and also reflect increases in base compensation and employee benefits partially offset by a reduction in the size of our sales force. As a percent of total revenues, selling expenses were 3.9% for the year ended December 31, 2006 as compared to 4.1% of pro forma total revenue for 2005.

Retail operating expenses of $126.2 million for 2006 were $9.8 million higher than pro forma 2005, and decreased from 13.1% to 12.4% of revenues. Dollar increases reflect $13.4 million of operating expenses related to Party America in 2006. Excluding Party America, our retail operating expenses decreased by $3.6 million, due to lower advertising and depreciation expenses, partially offset by in-store programs. Franchise expenses for 2006 of $13.0 million were favorable to the pro forma expenses for 2005 by $.5 million.

General and administrative expenses of $84.8 million for 2006 increased by $11.3 million over the pro forma expenses for 2005. Excluding Party America, the expense increase was $6.5 million. As a percentage of total revenues, general and administrative expenses were 8.4% for 2006 against 8.3% for the pro forma 2005 period. The increase in general and administrative expenses principally reflects higher base compensation and employee benefits, increased staffing in our Asian offices to support International growth, and higher stock-based compensation as a result of the issuance of additional common stock options in 2006.

Art and development costs of $10.3 million for the year ended December 31, 2006 were $1.4 million higher than costs for 2005. As a percentage of total revenues, art and development costs were 1.1% of total revenues for 2006 and 1.0% of total pro forma revenues for 2005. The increase in art and development costs reflects the investment in new product development associated with our synergistic sales growth.

Interest expense, net

Interest expense, net, of $54.9 million for 2006 was $23.0 million higher than actual interest expense for the year ended December 31, 2005, reflecting higher average borrowings following the Party City Acquisition in December 2005 and the Party America Acquisition in September 2006, and higher variable interest rates during 2006 compared to 2005.

Other (income) expense, net

Other income, net for 2006 principally consists of a recognized gain on the sale-leaseback of a warehouse in Chester, New York of $2.1 million, partially offset by losses on the sales of other property, plant and equipment and undistributed income in an unconsolidated joint venture. The other (income) expense, net, for 2005 principally consists of the undistributed loss in an unconsolidated joint venture. The undistributed (income) loss represents our share of the operations of a Mexican balloon distribution joint venture, including the elimination of intercompany profit in the joint venture’s inventory at December 31, 2006 and 2005.

Income taxes

Income taxes for 2006 and 2005 were based upon the estimated consolidated effective income tax rates of 39.7% and 28.8% for the years ended December 31, 2006 and 2005, respectively. The increase in the 2006 effective income tax rate is primarily attributable to a higher average state income tax rate based on the numerous jurisdictions in which our retail stores operate. In addition, during the second quarter of 2005, the Company recorded a $1.4 million reduction to its income tax expense and net deferred income tax liability to reflect a change in its estimated state income tax rate. The tax rate change resulted from a change in New York State tax law governing the apportionment of income.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Percentage of Total Revenues

	Year Ended December 31,
	2005	2004

Total revenues:
Net sales	99.9%	100.0%
Royalties and franchise fees	0.1	—

Total revenues	100.0	100.0
Total expenses:
Cost of sales	67.4	66.7
Selling expenses	8.7	9.0
Retail operating expenses	0.4	—
Franchise expenses	0.2	—
General and administrative expenses	8.6	8.4
Art and development costs	2.1	2.4
Non-recurring expenses	1.0	3.0

Total expenses	88.4	89.6

Income from operations	11.6	10.4
Interest expense, net	7.6	6.9
Other (income) expense, net	(0.1)	0.2

Income before income taxes and minority interest	4.1	3.3
Income tax expense	1.2	1.3
Minority interest	—	—

Net income	2.9%	2.0%

Total Revenues.  Total revenues for the year ended December 31, 2005 consists of net sales of $417.2 million and franchise related revenues of $0.5 million. Net sales for the year ended December 31, 2005 consisted of $405.4 million of net sales, at wholesale, and $11.8 million of retail sales occurring during the eight-day period following the Party City Acquisition Date. Net sales, at wholesale also reflect the elimination of intercompany to Party City of $1.7 million during the eight-day period. Before the elimination of intercompany sales, net sales, at wholesale, were $8.0 million or 2.0% higher than for the year ended December 31, 2004. Net sales for the year ended December 31, 2005 include a $2.3 million decrease in sales to Party City, prior to its acquisition, principally due to a reduction in sales of private label product manufactured by the Company. Net sales for the year ended December 31, 2004 were adversely affected by a general softness in retail markets, the rationalization of inventories by certain national superstore chains including Party City, and inventory shortages on certain products as a result of a production disruption at one of our foreign vendors. Net sales of metallic balloons totaled $79.3 million, or 2.0% higher than in 2004, with the increase partially attributable to the introduction of a newly licensed musical balloon line. International sales totaled $60.4 million, or 8.8% higher than in 2004 (including the effects of foreign exchange fluctuations).

Gross Profit.  Gross profit margin for the year ended December 31, 2005 was 32.5% or 80 basis points lower than in 2004. The decrease in gross profit margin principally reflects changes in product sales mix across the Company’s many product lines. The impact of higher raw material and freight costs was substantially offset by price increases instituted during the second half of 2005 and increased leveraging of distribution costs.

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

General and administrative expenses of $36.0 million for the year ended December 31, 2005 were $2.4 million higher than in 2004. General and administrative expense for 2005 includes Party City expenses for the eight days following the acquisition, increased depreciation and amortization expense as a result of the final purchase accounting for the 2004 Transactions, and higher compensation and professional and management fees. These increases were partially offset by a lower provision for doubtful accounts. General and administrative expenses increased, as a percentage of total revenues, to 8.6% in 2005 from 8.4% in 2004.

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

Other (income ) expense, net.  Other income of $0.8 million for the year ended December 31, 2005 consisted of gains on the change in the fair value of foreign exchange contracts of $1.2 million and other income items of $0.6 million, offset by undistributed loss in unconsolidated joint venture of $1.0 million. For the year ended December 31, 2004, other expense of $0.9 million consisted of undistributed loss in unconsolidated joint venture of $1.2 million offset by other income items of $0.3 million. The undistributed loss in unconsolidated joint venture represents our share of the loss from our Mexican balloon distribution joint venture, including the elimination of intercompany profit in the joint venture’s inventory at December 31, 2005 and 2004 .

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

Liquidity and Capital Resources

Capital Structure

The First Lien Credit Agreement.  Our First Lien Credit Agreement consists of (i) the $325 million First Term Loan and (ii) the $85 million First Term Revolver, which is available for working capital, general corporate purposes and the issuance of letters of credit. The First Term Loan was issued at a 1% or $3.25 million discount that is being amortized by the effective interest method over the term of the loan. The net proceeds of the First and Second Term Loans were used, together with the Equity Investment and cash on-hand, to (a) pay the cash portion of the purchase price of the Party City Acquisition, (b) repay the outstanding balances under the Company’s then existing term loan, (c) pay all other amounts payable as of the Party City Acquisition Date pursuant to the Party City Acquisition Agreement and (d) pay transaction costs.

The First Lien Credit Agreement provides for two interest rate options: (i) loans on which interest is payable quarterly at a Base Rate equal to the higher of (x) the Federal Funds rate plus 50 basis points or (y) the prime rate plus an applicable margin initially equal to 2.00% and subject to a downward adjustment based on improvements in the Company’s leverage ratio and (ii) loans on which interest accrues for one, two, three, six or, if generally available, nine or twelve month interest periods, at a rate of interest per annum equal to the reserve adjusted Eurodollar rate, plus an applicable margin initially equal to 3.00% per annum, subject to downward adjustment based on improvements in the leverage ratio. In addition to paying interest on outstanding principal under the First Term Loan and First Term Revolver, the Company is required to pay a commitment fee to the lenders under the First Term Loan Revolver based on the unutilized commitments there-under. The initial commitment fee rate is 0.50% per annum. The Company must also pay customary letter of credit fees.

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

At December 31, 2006, the balance of the First Term Loan was $319.8 million, borrowings under the First Term Loan Revolver were $4.9 million and outstanding standby letters of credit totaled $15.4 million.

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

Our Credit Agreements contain financial covenants and maintenance tests, including a minimum interest coverage test and a maximum total leverage test, and restrictive covenants, including restrictions on our ability to make capital expenditures or pay dividends. Borrowings under our Credit Agreements are secured by substantially all of our assets and the assets of some of our subsidiaries, and by a pledge of all of our domestic subsidiaries’ capital stock and a portion of our wholly owned foreign subsidiaries’ capital stock.

In connection with the Party City Acquisition on December 23, 2005 and the 2004 Transactions on April 30, 2004, the Company repaid term loans of $202.4 million and $147.7 million outstanding under the then existing senior secured credit facilities, respectively, and all commitments under these facilities were terminated.

At December 31, 2006, we have a $0.4 million Canadian dollar denominated revolving credit facility that bears interest at the Canadian prime rate plus 0.6% and expires in April 2007, and a 1.0 million British Pound Sterling denominated revolving credit facility that bears interest at the U.K. base rate plus 1.75% and expires on May 31, 2007. No borrowings were outstanding under these revolving credit facilities at December 31, 2006 or 2005. We expect to renew these revolving credit facilities upon expiration.

Long-term borrowings at December 31, 2006 include a mortgage note with the New York State Job Development Authority of $7.4 million which requires monthly payments based on a 180-month amortization period with a balloon payment upon maturity in January 2010. The mortgage note bears interest at the rate of 6.76%, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority’s confidential internal protocols. The mortgage note is collateralized by a distribution facility located in Chester, New York.

In connection with its acquisition by AAH in April 2004, the Company issued $175.0 million of 8.75% senior subordinated notes due 2014 to their initial purchasers, which were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933 (the “Note Offering”). In August 2004, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4, offering to exchange registered notes for the notes issued in connection with the Note Offering. The terms of the notes and the exchange notes were substantially identical. The exchange was completed in October 2004. Interest is payable semi-annually on May 1 and November 1 of each year.

We have entered into various capital leases for machinery and equipment and automobiles with implicit interest rates ranging from 7.70% to 12.29% which extend to 2009. The Company has numerous non-cancelable operating leases for its retail store sites as well as several leases for offices, distribution and manufacturing facilities, showrooms and equipment. These leases expire on various dates through 2018 and generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance costs. As a result of the acquisition of Party America in September 2006, the Company assumed additional non-cancellable lease commitments totaling $77.5 million. In addition, in May 2006, the Company sold a warehouse located in Chester, New York and entered into a leaseback for the same warehouse under a one-year lease agreement. Net proceeds to the Company for the sale of the property were approximately $12.6 million and the total gain on the transaction was $2.7 million. Of the total gain, $2.1 million was recognized in 2006 under the caption other (income) expense, and $.6 million was deferred, to be recognized as income over the remainder of the one-year leaseback period. Additionally, $.8 million of rent expense was recorded in 2006, and $.6 million will be recognized on a straight-line basis over the remainder of the lease in 2007.

Rent expense for the years ended December 31, 2006 and 2005 totaled $82.1 million and $12.7 million, respectively. Minimum lease payments currently required under non-cancelable operating leases for the year ending December 31, 2007, including Party America corporate facilities and company-owned stores, approximate $78.8 million.

Estimated restructuring costs associated with the Party City Acquisition of $3.7 million were accrued for as part of the net assets acquired. To date, we have incurred $2.0 million in severance costs and costs to restructure Party City’s distribution operations.

Estimated restructuring costs associated with the Party America Acquisition of $1.0 million were accrued for as part of net assets acquired.

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

Cash Flow Data — Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net cash provided by operating activities during the year ended December 31, 2006 and 2005 totaled $31.0 million and $15.5 million, respectively. Net cash flow provided by operating activities before changes in operating assets and liabilities for the years ended December 31, 2006 and 2005, was $46.0 million and $39.9 million, respectively. Changes in operating assets and liabilities for the years ended December 31, 2006 and 2005 resulted in the use of cash of $15.0 million and $24.4 million, respectively. The increase in cash provided by operating activities during the year ended December 31, 2006 principally reflects cash generated from retail operations, and lower prepaid assets.

Net cash used in investing activities during the years ended December 31, 2006 and 2005 totaled $40.1 million and $342.5 million, respectively. During the year ended December 31, 2006, the Company paid $13.7 million in connection with the acquisition of Party America, including $12.6 million to repay Party America’s long-term debt at closing, and also paid $0.9 million of professional and other fees associated with the December 2005 acquisition of Party City. During 2006, the Company invested $28.7 million in its wholesale operations, including expenditures in 2006 of $15.7 million, to expand its new distribution warehouse in Chester, New York. In addition, during 2006, the Company invested $11.6 million in its retail operations, which included leasehold improvements and furniture and fixtures for company-owned stores as well as the Company’s retail headquarters in Rockaway, New Jersey. The Company also received net proceeds from the sale of property, plant and equipment during 2006 of $14.9 million, principally from the sale-leaseback of a Chester, New York warehouse and the sale of several company-owned retail stores. Net cash used in investing activities during the year ended December 31, 2005 of $342.5 million consisted of our $325.6 million investment in Party City, net of acquired cash, and $17.1 million of additional investments in distribution and manufacturing equipment and other assets.

During the year ended December 31, 2006, net cash provided by financing activities of $3.5 million included borrowings under the First Term Loan Revolver of $4.9 million used principally to pay down trade payables from seasonally higher year end balances, changes in other obligations of $0.2 million, and the proceeds from the sale of common stock to directors and certain employees, net of repurchases and retirements, of $1.8 million, partially offset by scheduled payments of $2.6 million on the First Term Loan and $0.8 million on capital leases and other long-term obligations. During the year ended December 31, 2005 net cash provided by financing activities equals $333.4 million. In connection with the Party City Acquisition, the Company received equity contributions from its Principal Investors, management and other investors totaling $166.4 million, incurred long term borrowings under its Credit Facilities of $372.8 million, net of deferred finance charges and original issue discounts of $12.2 million, and repaid then existing borrowings under the

2004 Senior Credit Facility of $202.4 million. The Company also received proceeds from the sale of shares of Common Stock to its outside directors totaling $0.6 million and repurchased shares from a former employee for $0.1 million. In addition, during the year ended December 31, 2005, the Company made scheduled payments under the 2004 Senior Credit Facility and other long-term obligations of $3.9 million.

Cash Flow Data — Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

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

During the year ended December 31, 2005, net cash provided by financing activities totaled $333.4 million. In connection with the Party City Acquisition, the Company received equity contributions from its Principal Investors, management and other investors totaling $166.4 million, incurred long term borrowings under its Credit Facilities of $372.8 million, net of deferred finance charges and original issue discounts of $12.2 million, and repaid then existing borrowings under the 2004 Senior Credit Facility of $202.4 million. The Company also received proceeds from the sale of shares of Common Stock to its outside directors totaling $0.6 million and repurchased shares from a former employee for $0.1 million. In addition, during the year ended December 31, 2005, the Company made scheduled payments under the 2004 Senior Credit Facility and other long-term obligations of $3.9 million. During the year ended December 31, 2004, net cash provided by financing activities of $478.8 million included proceeds totaling $368.9 million from short-term borrowings under the revolver and debt issued in connection with the 2004 Transactions, net of deferred financing costs of $13.1 million. Net cash provided by financing activities for the year ended December 31, 2004, also included a cash contribution of $139.0 million in connection with the 2004 Transactions, partially offset by scheduled payments on other long-term obligations of $2.8 million, a required prepayment of the Predecessor’s term loan of $20.2 million based on the Company’s excess cash flows for the year ended December 31, 2003, and debt retirement costs totaling $6.2 million paid in connection with the 2004 Transactions.

Tabular Disclosure of Contractual Obligations

Our contractual obligations at December 31, 2006 are summarized by the year in which the payments are due in the following table (dollars in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter

Long-term debt obligations(a)	$560,943	$3,053	$3,105	$3,145	$8,219	$2,531	$540,890
Capital lease obligations(a)	1,132	650	185	110	94	93	—
Operating lease obligations(b)	312,401	78,847	61,451	44,899	35,225	28,790	63,189
Merchandise purchase commitments(c)	105,740	19,140	20,090	21,100	22,150	23,260	—
Minimum product royalty obligations	11,002	2,608	2,519	1,627	1,149	1,099	2,000

Total contractual obligations	$991,218	$104,298	$87,350	$70,881	$66,837	$55,773	$606,079

(a)	See Note 8 to our Consolidated Financial Statements which are included in this report beginning on page F-2.

(b)	We are also an assignor with continuing lease liability for 22 stores sold to franchisees that expire through 2011. The assigned lease obligations continue until the applicable leases expire. The maximum amount of the assigned lease obligations may vary, but is limited to the sum of the total amount due under the lease. At December 31, 2006, the maximum amount of the assigned lease obligations was approximately $8.2 million and is not included in the table above.

The operating lease obligations included in the above table also do not include contingent rent based upon sales volume (which represented less than 1% of Party City’s minimum lease obligations in Fiscal 2006), or other variable costs such as maintenance, insurance and taxes.. See Note 17 to our Consolidated Financial Statements which are included in this report beginning on page F-2.

(c)	The company has certain purchase commitments with vendors requiring minimum purchase commitments through 2011.

At December 31, 2006 there were no non-cancelable purchase orders related to capital expenditures.

At December 31, 2006, there were $4.9 million of borrowings under our First Term Loan Revolver, and standby letters of credit totaling $15.4 million. See Note 8 to our Consolidated Financial Statements which are included in this report beginning on page F-2.

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

We believe our application of accounting policies, and the estimates inherently required by these policies, are reasonable. These accounting policies and estimates are constantly re-evaluated and adjustments are made when facts and circumstances dictate a change. Historically, we have found the application of accounting policies to be reasonable, and actual results generally do not differ materially from those determined using necessary estimates.

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

Revenue from retail operations is recognized at the point of sale. We estimate future retail sales returns and, when material, record a provision in the period that the related sales are recorded based on historical information. Should actual returns differ from our estimates, we would be required to revise estimated sales returns. Retail sales are reported net of taxes collected.

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

Goodwill is reviewed for potential impairment, on an annual basis or more frequently if circumstances indicate a possible impairment, by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the excess, if any, of the fair value of the reporting unit over amounts allocable to the unit’s other assets and liabilities is the implied fair value of goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. The fair value of a reporting unit refers to the amount at which the unit as a whole could be sold in a current transaction between willing parties.

In connection with the Party America Acquisition, the purchase price has been allocated based upon preliminary estimates of the fair value of net assets acquired at the Party America Acquisition Date. The final allocations will be based on independent valuations that have not yet been completed and will be subject to change when the valuations are completed, which is expected to be during the second quarter of 2007. The Company does not expect the final allocation to be significantly different from the preliminary estimates currently reflected in the consolidated financial statements

In connection with the Party City Acquisition, the purchase price was allocated based, in part, upon independent valuations of the fair value of assets acquired at the Party City Acquisition Date.

Insurance accruals

Our consolidated balance sheet at December 31, 2006, includes significant liabilities with respect to Party City’s self-insured workers’ compensation and general liability claims. We estimated the required liability of such claims utilizing an actuarial method based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). Adjustments to earnings resulting from changes in historical loss trends have been insignificant. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings.

Income Taxes

Temporary differences arising from differing treatment of income and expense items for tax and financial reporting purposes result in deferred tax assets and liabilities that are recorded on the balance sheet. These balances, as well as income tax expense, are determined through management’s estimations, interpretation of tax law for multiple jurisdictions and tax planning. If our actual results differ from estimated results due to changes in tax laws, new store locations or tax planning, our effective tax rate and tax balances could be affected. As such these estimates may require adjustment in the future as additional facts become known or as circumstances change.

The Company’s income tax returns are periodically audited by the Internal Revenue Service and by various state and local jurisdictions. The Company reserves for tax contingencies when it is probable that a liability has been incurred and the contingent amount is reasonably estimable. These reserves are based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions as well as various tax filing positions.

Stock-Based Compensation

Prior to 2006, and effective with the consummation of the 2004 Transactions (see Note 1), the Company elected to apply the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 123”). SFAS 123 permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to apply the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” which requires the recognition of compensation expense at the date of grant only if the current market price of the underlying stock exceeds the exercise price, and to provide pro forma net income disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. SFAS No. 148 provides alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation and amends the disclosure provisions of SFAS 123 (see Note 15).

Prior to the 2004 Transactions, the Predecessor Company elected to apply the intrinsic value method of Accounting Principles Board Opinion No. 25 for awards granted under its stock-based compensation plans and to provide the pro forma disclosures required by SFAS No. 123. Accordingly, no compensation cost has been recognized in connection with the issuance of options under the Amscan Holdings, Inc. 1997 Equity Incentive Plan, the Predecessor’s prior plan, through April 30, 2004 as all options were granted with exercise prices equal to the estimated fair market value of the Common Stock on the date of grant.

Had the Predecessor determined stock-based compensation based on the fair value of the options granted at the grant date, consistent with the fair value method prescribed under FAS 123, stock-based compensation expense for the four months ended April 30, 2004 would have been $317 and the net loss for the period would have increase from $890 to $1,082. It has been assumed that the estimated fair value of the options granted in prior periods amortized on a straight line basis to compensation expense, net of taxes, over the vesting period of the grant, ranging from 2.5 to 5.0 years. The estimated fair value of each option on the date of grant was determined using the minimum value method with the following assumptions: dividend yield of 0%, risk-free interest rate of 3.9% and expected lives of 2.5 and 7.0 years.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” as amended. SFAS No. 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity for goods or services and transactions that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Generally, the fair value approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123.

The Company adopted SFAS No. 123(R) using the prospective method. Since the Company’s common stock is not publicly traded, the options granted in 2005 under SFAS No. 123 continue to be expensed under the provisions of SFAS No. 123 using a minimum value method. Options issued subsequent to January 1, 2006 are expensed under the provisions of SFAS No. 123(R) (see Note 15).

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair value measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The new guidance will be effective for the Company on January 1, 2008. The Company is in the process of determining the effect, if any, of adopting SFAS No. 157 on the Company’s consolidated financial statements.

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3 (“EITF 06-3”), “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions.” The consensus allows an entity to choose between two acceptable alternatives based on their accounting policies for transactions in which the entity collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. Entities should disclose the method selected pursuant to APB No. 22, “Disclosure of Accounting Policies.” If such taxes are reported gross and are significant, entities should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning January 1, 2007. Historically, the Company has presented sales net of tax collected and will disclose this policy in its future annual financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” Among other things, FIN 48 requires applying a “more likely than not” threshold to the recognition and de-recognition of tax positions. The new guidance is effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, of adopting FIN 48 on the Company’s consolidated financial statements.

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

Quarterly Results (Unaudited)

Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines and wholesale customer base and increased promotional activities, the impact of seasonality on the quarterly results of our wholesale operations in recent years has been limited. Promotional activities, including special dating terms, particularly with respect to Halloween and Christmas products sold to retailers and other distributors in the third quarter, and the introduction of our new everyday products and designs during the fourth quarter result in higher accounts receivables and inventory balances and higher interest costs to support these balances. Our retail operations are subject to substantial seasonal variations. Historically, our retail stores have realized a significant portion of its net sales, net income and cash flow in the fourth quarter of the year, principally due to the sales in October for the Halloween season and, to a lesser extent, due to sales for end of year holidays. The operations of Party America are included in the Company’s 2006 results of operation for only the period from the Party America Acquisition Date through December 30, 2006, and operations of Party City are included in the Company’s 2005 result of operations for only the eight-day period from the Party City Acquisition Date through December 31, 2005. The following table sets forth our historical revenues, gross profit, income (loss) from operations and net income (loss), by quarter, for 2006 and 2005.

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands)

2006
Revenues:
Net sales	$204,183	$223,847	$220,514	$344,798	(a)
Royalties and franchise fees	4,157	4,886	4,505	8,198	(a)
Gross profit	59,673	71,529	68,636	138,723	(a)
Income from operations	1,202	12,244	5,311	45,948	(a)(b)
Net income (loss)	(7,157)	(9)	(5,675)	19,281	(a)(b)
2005
Revenues:
Net sales	$100,376	$101,285	$105,582	$109,983	(c)
Royalties and franchise fees	—	—	—	509	(c)
Gross profit	33,575	32,523	36,022	33,474	(c)
Income from operations	13,951	11,602	16,487	6,324	(c)(d)(e)
Net income (loss)	4,006	3,621	5,279	(646	)(c)(d)(e)

(a)	The results of operations for 2006 include the results of Party America for the period from the Party America Acquisition date (September 29, 2006) through December 30, 2006.

(b)	The results of operations for the fourth quarter of 2006 include adjustments to decrease depreciation expense by $3,032, and increase rent expense by $2,898, representing the difference between the actual depreciation and amortization expense and rent expense, respectively, following the completion of purchase accounting for the Party City Acquisition.

(c)	The results of operations for the fourth quarter of 2005 include the results of Party City for the eight-day period from the Party City Acquisition date through December 31, 2005.

(d)	In connection with the Party City Acquisition, we recorded non-recurring expenses of $4.0 million due to the write-off of deferred financing costs associated with the repayment of debt.

(e)	The results of operations for the fourth quarter of 2005 include an adjustment to increase depreciation and amortization expense by $1,932, representing the difference between the actual depreciation and amortization expense following the completion of purchase accounting for the 2004 Transaction in the second quarter of 2005 and amounts previously recorded.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we utilize interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the years ended December 31, 2006, 2005 and 2004, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes would have decreased, by $7.6 million, $4.3 million, and $3.3 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we (1) may not be able to achieve hedge effectiveness to qualify for hedge-accounting treatment and, therefore, would record any gain or loss on the fair value of the derivative in other income (expense) and (2) may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $4.6 million, $4.0 million, and $3.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Item 8.	Financial Statements and Supplementary Data

See the consolidated financial statements and supplementary data listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006. There were no material changes to the Company’s internal controls over financial reporting during the fourth quarter of 2006.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Set forth below are the names, ages and positions with the Company of the persons who are serving as directors and executive officers of the Company at March 30, 2007.

Name	Age	Position

Gerald C. Rittenberg	55	Chief Executive Officer and Director
James M. Harrison	55	President, Chief Operating Officer and Director
Michael A. Correale	49	Chief Financial Officer
Robert J. Small	40	Chairman of the Board of Directors
Michael C. Ascione	35	Director
Michael F. Cronin	53	Director
Kevin M. Hayes	38	Director
Jordan A. Kahn	65	Director
Richard K. Lubin	60	Director
Carol M. Meyrowitz	53	Director
John R. Ranelli	60	Director

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

Michael A. Correale became our Chief Financial Officer in March 2002. Prior to that time, Mr. Correale served as our Vice President — Finance, from May 1997 to March 2002.

Robert J. Small became one of our directors upon the consummation of the 2004 Transactions. Mr. Small has been a Managing Director of Berkshire Partners LLC since January 2000

Michael C. Ascione joined Berkshire Partners in 2001 and became a Managing Director in April 2006. He has worked closely with a number of Berkshire’s consumer products, retailing, manufacturing and business services companies. He currently serves on the Board of Directors at Bartlett Nuclear, Inc.

Michael F. Cronin became one of our directors upon the consummation of the 2004 Transactions. From 1991 to the present, Mr. Cronin has served as Managing Partner of Weston Presidio, a management company for several venture capital limited liability partnerships. Mr. Cronin also serves as a Director of Tekni-Plex, Inc. and several privately held companies.

Kevin M. Hayes became one of our directors upon the consummation of the 2004 Transactions. Mr. Hayes is a General Partner of Weston Presidio and has served in that position since 2000. From 1996 to 1999, he was a Principal at Weston Presidio. Mr. Hayes is also a director of Associated Materials Incorporated.

Jordan A. Kahn became a director on January 20, 2005. Mr. Kahn was the founder and Chairman of the Board of Directors of The Holmes’ Group and served as President and Chief Executive Officer of Holmes’ organization from 1982 through 2005. Since 1968, Mr. Kahn has also been Managing Director of Jordan Kahn Co., Inc., a manufacturer’s representative representing small electric personal appliance manufacturers to retailers across the Northeast.

Richard K. Lubin became one of our directors upon the consummation of the 2004 Transactions. Mr. Lubin is a Managing Director of Berkshire Partners LLC, which he co-founded in 1986. He has been a director of many of Berkshire Partners’ manufacturing, retailing and transportation investments, and is a director of Electro-Motive Diesel.

Carol M. Meyrowitz became a director in August 2006. Ms. Meyrowitz is currently a Director and President and CEO of The TJX Companies, Inc., where she has extensive management experience since 1983. Ms. Meyrowitz has also served as a Director for other public companies and an advisor to private institutions.

John R. Ranelli became a director on January 20, 2005. Mr. Ranelli served as the Chairman of the Board and Chief Executive Officer of FGX, a brand leader in sunglasses and reading glasses. Mr. Ranelli has also served as a Director and the President and Chief Operating Officer of Deckers Outdoor Corporation and Director of General Nutrition Centers, Inc., and has held Executive Officer positions with the Stride Rite Corporation and Timberland.

Board of Directors

The Board of Directors is led by Robert J. Small, a Non-Executive Chairman of the Board, and is comprised of seven additional non-employee directors and two employee directors. The Board of Directors has determined that Jordan A. Kahn, Carol M. Meyrowitz and John R. Ranelli are independent directors, as used in Item 7(d)(iv) of Schedule 14A under the Securities Exchange Act.

The Board of Directors holds regularly scheduled meetings each quarter. In addition to the quarterly meetings, there are typically other regularly scheduled meetings and several special meetings annually. At each quarterly meeting, time is set aside for the non-management directors to meet without management present.

Audit Committee

The Audit Committee of the Board of Directors consists of Michael F. Cronin, Chairman, Robert J. Small, John R. Ranelli and James M. Harrison. The Audit Committee is responsible for evaluating and recommending independent auditors, reviewing with the independent auditors the scope and results of the audit engagement and establishing and monitoring the Company’s financial policies and control procedures. There are two regularly scheduled meetings of the Audit Committee and several special meetings each year.

As required by SEC rules, the Audit Committee has established procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, as well as the confidential and anonymous submission of information, written or oral, by Company employees regarding questionable accounting or auditing matters.

The Board of Directors has determined that Mr. Harrison has the requisite financial knowledge and experience and qualifies as an “audit committee financial expert” within the meaning of SEC regulations. Because of his role as an executive officer of the Company, Mr. Harrison is not “independent” within the meaning of SEC regulations.

Compensation Committee.

The Compensation Committee of the Board of Directors consists of Richard K. Lubin, Chairman, Michael C. Ascione, Kevin M. Hayes, and Jordan A. Kahn. The Compensation Committee is responsible for setting and administering the Company’s policies that govern executive compensation and for establishing the compensation of the Company’s executive officers. The Compensation Committee is also responsible for the administration of, and grants under, the Company’s equity incentive plan.

Code of Ethics

The Company has adopted a Code of Business Conduct, a copy of which is filed with the Securities and Exchange Commission as an exhibit to this report. The Company’s Code of Business Conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Because the Company’s common stock is not registered under the Exchange Act, none of the Company’s directors, officers or stockholders is obligated to file reports of beneficial ownership of Company common stock pursuant to Section 16 of the Exchange Act.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This compensation discussion and analysis section is intended to provide information about our compensation objectives and policies for our Chief Executive Officer, our Chief Operating Officer and our Chief Financial Officer (we refer to these officers as our “named executive officers”) that will place in context the information contained in the tables that follow this discussion.

Compensation Committee

The Compensation Committee of the Board of Directors consists of Richard K. Lubin, Chairman, Michael C. Ascione, Kevin M. Hayes, and Jordan A. Kahn. The Compensation Committee is responsible for setting and administering the Company’s policies that govern executive compensation and for establishing the compensation of the Company’s executive officers. The Compensation Committee is also responsible for the administration of, and grants under, the Company’s Equity Incentive Plan (as defined hereafter). The Compensation Committee met four times in 2006, and all members of the Compensation Committee attended each meeting. Our Board of Directors determined that each of these directors is a non-employee director within the meaning of Section 16 of the Exchange Act.

The Compensation Committee has the authority to retain outside independent executive compensation consultants to assist in the evaluation of executive officer compensation and in order to ensure the objectivity and appropriateness of the actions of the Compensation Committee. The Compensation Committee has the sole authority to retain, at our expense, and terminate any such consultant, including sole authority to approve such consultant’s fees and other retention terms. However, all decisions regarding compensation of executive officers are made solely by the Compensation Committee.

Compensation Philosophy

The executive compensation program of the Company has been designed to motivate, reward, attract, and retain the management deemed essential to ensure the success of the Company. The program seeks to align executive compensation with Company objectives, business strategy, and financial performance. Our Company’s goal is to create a sustainable competitive advantage by achieving higher productivity and lower costs than our competitors. Our compensation objectives at all compensation levels are designed to support this goal by:

•	linking pay to performance to create incentives to perform;

•	ensuring compensation levels and components are actively managed; and

•	using equity compensation to align employees’ long-term interests with those of the stockholders.

Compensation

The Chief Executive Officer evaluates the performance of all executive and senior officers against their established goals and objectives. Annually, the Chief Executive Officer and Chief Operating Officer use the results of these evaluations to determine compensation packages for executive and senior officers to be recommended for approval by the Compensation Committee. The Compensation Committee meets annually, usually in January, to evaluate the performance of the executive and senior officers, and to establish their base salaries, annual cash bonus and share-based incentive compensation to be effective in the first fiscal quarter of the current year. The Chief Executive Officer may request a meeting of Compensation Committee at an interim date to review the compensation package of a named executive or other officer, as the result of unforeseen organizational or responsibility changes, including new hires that occur during the year.

In determining compensation components and levels, the Compensation Committee considers the size and responsibility of the officer’s position, the Company’s overall performance, the officer’s overall performance and future potential, the compensation paid by competitors to employees in comparable positions, and the officer’s income potential resulting from common stock acquired and stock options received in prior years.

Components of Compensation

The Company’s named executive and other officer compensation includes both short-term and long-term components. Short-term compensation consists of an officer’s annual base salary and annual incentive cash bonus. Long-term compensation may include grants of stock options, restricted stock or other share-based incentives established by the Company, as determined by the board of directors.

Compensation is comprised of the following components:

Base Salary

The base salaries for our officers were determined based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions and with similar responsibilities. Base salaries will be reviewed annually, and adjusted from time to time to reflect individual responsibilities, performance and experience, as well as market compensation levels.

Annual Cash Bonus Plan

The officers for our wholesale operations are eligible to receive discretionary cash bonus payments based on the Company’s and their overall annual performance. Officers for our retail operations are eligible to receive cash bonuses based on the actual performance of their operations compared to budgeted amounts approved by the board of directors on an annual basis. The retail bonus program (the “RBP”) focuses on Adjusted EBITDA, as well as the accomplishment of individual goals. Adjusted EBITDA is a non-GAAP measure used internally and is measured by taking net income/(loss) from operations and adding back interest charges, income taxes, depreciation and amortization and adjustments for other non-cash or non-recurring transaction, as defined by the Company’s Credit Agreements. RBP targets are approved by the Compensation Committee and Board of Directors on an annual basis.

Stock-based Incentive Program

Following the consummation of the 2004 Transactions, the Company adopted the AAH Holdings Corporation 2004 Equity Incentive Plan (the “Equity Incentive Plan”) under which the Company may grant incentive awards in the form of options to purchase shares of Company common stock and shares of restricted and unrestricted Company common stock to certain directors, officers, employees and consultants (“Participants”) of the Company and its affiliates. The Compensation Committee is authorized to make grants and various other decisions under the Equity Incentive Plan. Unless otherwise determined by the Compensation Committee, any Participant granted an award under the Equity Incentive Plan must become a party to, and agree to be bound by, the Company’s Stockholders’ Agreement.

The Compensation Committee uses the Equity Incentive Plan as an important component of our overall compensation program due to its effect on retaining key employees, aligning key employees’ financial interests with the interests of shareholders, and rewarding the achievement of the Company’s long-term strategic goals. Common stock options provide our employees with the opportunity to purchase and maintain an equity interest in the Company and to share in the appreciation of the value of our stock.

At December 31, 2006, there are 2,923.2068 shares of Company common stock reserved for issuance under the Equity Incentive Plan, which may include restricted and unrestricted common stock awards and basic and performance incentive and nonqualified stock options. The Company’s common stock and stock options are nontransferable (except under certain limited circumstances). Common stock options issued under the plan are issued at the current fair market value on the date of grant. The grant date for these stock options was the date the Compensation Committee approved such awards. Common stock options generally vest 20% each year over a five-year period and, unless otherwise determined by the Compensation Committee, have a term of ten years. Upon a Participant’s death or when the Participant’s employment with the Company or the applicable affiliate of the Company is terminated for any reason, such Participant’s previously unvested stock options are forfeited and the Participant or his or her legal representative may, within 60 days (if termination of employment is for any reason other than death) or 90 days (in the case of the Participant’s death), exercise any previously vested Company stock options and in the case of performance options, within 30 days following the date value is determined as specified by the Board in the Option agreement evidencing the grant of such options.

Unless otherwise provided in the related award agreement or, if applicable, the Stockholders’ Agreement, immediately prior to certain change of control transactions described in the Equity Incentive Plan, all outstanding Company stock options will, subject to certain limitations, become fully exercisable and vested and any restrictions and deferral limitations applicable to any restricted stock awards will lapse.

The Equity Incentive Plan will terminate ten years after its effective date; however, awards outstanding as of such date will not be affected or impaired by such termination. The Company’s Board of Directors and the Compensation Committee has authority to amend the Equity Incentive Plan and awards granted thereunder, subject to the terms of the Equity Incentive Plan.

On April 1, 2006, the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer were issued 50, 45 and 15 basic stock options and 150, 135 and 30 performance-based stock options, respectively. No executive or other officer exercised options to purchase common stock during the year. (See Grants of Plan-Based Awards table).

Other Compensation

Each named executive is eligible to participate in the Company’s benefit plans, such as medical, dental, group life, disability and accidental death and dismemberment insurance. Under our profit sharing plan, our named executive officers and generally all full-time domestic exempt and non-exempt employees who meet certain length-of-service and age requirements, as defined, may contribute a portion of their compensation to the plan on a pre-tax basis and receive a matching contribution ranging from 25% to 100% of the employee contributions, not to exceed a range of 4% to 6% of the employee’s annual salary. In addition our profit-sharing plans provide for annual discretionary contributions to be credited to participants’ accounts. Named executive officers participate in the benefit plans on the same basis as most other Company employees

The Chief Executive Officer and the Chief Operating Officer drive automobiles owned by the Company. The Chief Financial Officer receives an allowance to cover the cost of his automobile. The annual value of the automobile usage and the allowance are reported as taxable income to the executive. All employees, including the named executives are reimbursed for the cost of business related travel.

Executive officers did not receive any other perquisites or other personal benefits or property in 2006.

Accounting and Tax Treatment

Accounting Treatment

The Company accounts for share-based payment awards in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-based Payment Awards,” which requires that all forms of share-based payments to employees, including but not limited to stock options, be treated as compensation expense and recognized in the Company’s consolidated statement of income over the vesting period.

Cash compensation or non-share based compensation, including base salary and incentive compensation, is recorded as an expense in the Company’s consolidated financial statements as it is earned.

Tax Treatment

As the Company’s common stock is not publicly traded, executive compensation is not subject to the provisions of Section 162(m) of the Internal Revenue Code which limit the deductibility of compensation paid to certain individuals to $1,000,000, excluding qualifying incentive-based compensation. However, as part of its role, the Compensation Committee reviews and considers the current and future deductibility of executive compensation. Accordingly, the Company believes that compensation paid to its named executive officers is and will remain fully deductible for federal income tax purposes. However, in certain situations, the Compensation Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its named executive and senior officers. In addition, should executive compensation become non-deductible for income tax purposes, the Compensation Committee may consider revisions to its policies and programs in response to this provision of law.

The following is a general description of the federal income tax consequences to the Participant and the Company with regard to the types of share-based payment awards granted under the Equity Incentive Plan:

Incentive stock-options.  There typically will be no federal income tax consequences to the optionee or to the Company upon the grant of an incentive stock option. As discussed subsequently in this paragraph, the exercise of an incentive stock option may result in alternative minimum tax consequences to the optionee. If the optionee holds the option shares for the required holding period of at least two years after the date the option was granted and one year after exercise, the difference between the exercise price and the amount realized upon sale or disposition of the option shares will be long-term capital gain or loss, and the Company will not be entitled to a federal income tax deduction. If the optionee disposes of the option shares in a sale, exchange, or other disqualifying disposition before the required holding period ends, he or she will recognize taxable ordinary income in an amount equal to the excess of the fair market value of the option shares at the time of exercise over the exercise price, and the Company will be allowed a federal income tax deduction equal to such amount. While the exercise of an incentive stock option does not result in current taxable income, the excess of the fair market value of the option shares at the time of exercise over the exercise price will be an item of adjustment for purposes of determining the optionee’s alternative minimum taxable income. Thus, exercise of an incentive stock option may trigger alternative minimum tax.

Non-qualified stock-options.  There typically will be no federal income tax consequences to the optionee or to the Company upon the grant of a nonqualified stock option under the Plan. When the optionee exercises a nonqualified option, however, he or she will recognize ordinary income in an amount equal to the excess of the fair market value of the common stock received at the time of exercise over the exercise price, and the Company will be allowed a corresponding deduction, subject to any applicable limitations under the Internal Revenue Code Section 162(m). Any gain that the optionee recognizes when he or she later sells or disposes of the option shares will be short-term or long-term capital gain, depending on how long the shares were held.

Restricted Stock.  Unless a participant makes an election to accelerate recognition of the income to the date of grant (as described below), the participant will not recognize income, and the Company will not be allowed a tax deduction, at the time a restricted stock award is granted. When the restrictions lapse, the participant will recognize ordinary income equal to the fair market value of the common stock as of that date (less any amount paid for the stock), and the Company will be allowed a corresponding federal income tax deduction at that time, subject to any applicable limitations under Section 162(m) of the Internal Revenue Code. If the participant files an election under Section 83(b) of the Internal Revenue Code within 30 days of the date of grant of the restricted stock, he or she will recognize ordinary income as of the date of grant equal to the fair market value of the stock as of that date (less any amount paid for the stock), and the Company will be allowed a corresponding federal income tax deduction at that time, subject to any applicable limitations under Section 162(m). Any future appreciation in the stock will be taxable to the participant at capital gains rates. However, if the stock is later forfeited, the participant will not be able to recover the tax previously paid pursuant to a Section 83(b) election.

Summary of Compensation

Summary Compensation Table

				Option	Other
Name and Principal Position	Year	Salary(a)	Bonus(b)	Awards(c)	Compensation(d)	Total

Gerald C, Rittenberg	2006	$750,000	$750,000	$258,800	$45,705	$1,804,505
Chief Executive Officer	2005	525,000	500,000	98,000	38,896	1,161,896
	2004	500,000	330,000		34,370	864,370
James M. Harrison	2006	675,000	675,000	202,500	$36,836	1,589,336
President and	2005	472,500	450,000	65,000	34,879	1,022,379
Chief Operating Officer	2004	450,000	297,000		30,934	777,934
Michael A. Correale	2006	257,700	100,000	40,300	$35,365	433,365
Chief Financial Officer	2005	208,000	125,000	8,600	33,245	374,845
	2004	195,000	70,000		33,939	298,939

(a)	Amounts include executive’s contribution to profit sharing plans

(b)	Represents amounts earned with respect to the years indicated, whether paid or accrued.

(c)	The dollar values shown reflect the compensation cost of the awards, before reflecting forfeitures, over the requisite service period, as described in SFAS No. 123(R) and SFAS No. 123, which we implemented January 1, 2006 and April 30, 2004, respectively. (See Grants of Plan Based Awards, below)

(d)	Represents contributions by the Company under a profit sharing and savings plan, insurance premiums paid by the Company with respect to term life insurance for the benefit of the named executive officer and automobile-related compensation.

Grants of Plan Based Awards

The amounts listed in the table reflect expenses recorded in our financial statements in relation to stock options that vested during 2006 for the following stock option grants:

		Number of
		Securities	Exercise Price	Grant Date
		Underlying	of Option	Fair Value of
Name	Grant Date	Options	Awards ($/Share)	Option Awards

Gerald C, Rittenberg	04/01/06	200	$12,000	$812,500
	04/01/05	456	10,000	523,000
James M. Harrison	04/01/06	180	12,000	731,000
	04/01/05	304	10,000	348,000
Michael A. Correale	04/01/06	45	12,000	183,000
	04/01/05	40	10,000	46,000

Potential Payments upon Change in Control

The employment contracts of Messrs. Rittenberg and Harrison and a severance agreement with Mr. Correale provide for severance benefits upon the involuntary termination of their employment in the event of change of control, to help keep them focused on their work responsibilities during the uncertainty that accompanies a change in control, to provide benefits for a period of time after a change in control transaction and to help us attract and retain key talent. Under these agreements, Messrs. Rittenberg and Harrsion would receive a minimum of 12 months of compensation and up to 36 months compensation should the Company extend the term of their Restriction Period (as define hereafter, see Employment Arrangements) and Mr. Correale would receive 12 months of compensation.

Option Exercises

None of the named executive officers exercised any stock options in 2006.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at December 31,2006 with respect to the named executive officers.

Outstanding Equity Awards at December 31, 2006

	Number of
	Securities	Number of
	Underlying	Securities
	Unexercised	Underlying	Option	Option
	Options	Unexercised options	Exercise	Expiration
Name	No. Exercisable	No. Unexercisable	Price ($/Share)	Date

Gerald C, Rittenberg	10.000	190.000	$12,000	04/01/16
	88.800	367.200	10,000	04/01/15
	65.455		2,500	04/30/14
James M. Harrison	9.000	171.000	12,000	04/01/16
	59.200	244.800	10,000	04/01/15
	32.727		2,500	04/30/14
Michael A. Correale	3.000	42.000	12,000	04/01/16
	6.000	34.000	10,000	04/01/15

Director Compensation

Annual Compensation

We have agreed to pay our independent directors an annual retainer fee of $20,000 and fees of $1,500 and $2,500 for regular and special meetings of the Board. We also reimburse our independent directors for customary expenses for attending board and committee meetings. In addition, independent directors were granted 2.5 basic stock options and 2.5 performance stock options during the year they joined the board of directors.

The following table further summarizes the compensation paid to the independent directors for the year ended December 31, 2006.

Director Compensation

	Fees Earned or	Option
Name	Paid in Cash	Awards(a)	Total

Jordan A, Kahn	$28,500	$1,425	$29,925
Carol M. Meyrowitz	$13,000	2,400	15,400
John R. Ranelli	$28,500	1,425	29,925

(a)	The dollar values shown reflect the compensation cost of the awards, before reflecting forfeitures, over the requisite service period, as described in SFAS No. 123(R) and SFAS No 123, which we implemented January 1, 2006 and April 30, 2004, respectively.

The amounts listed in the table reflect expenses recorded in our financial statements in relation to stock options that vested during 2006 for the following stock option grants:

		Number of	Option
		Securities	Exercise	Grant Date
		Underlying	Price	Fair Value of
Name	Grant Date	Options	($/Share)	Option Awards

Jordan A, Kahn	04/01/05	5.0	$10,000	$5,700
Carol M. Meyrowitz	06/09/06	5.0	12,000	20,300
John R. Ranelli	04/01/05	5.0	10,000	5,700

Directors who are also our employees receive no additional compensation for serving as a director.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Report of Compensation and Benefits Committee on Executive Compensation

The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this Form 10-K.

Respectfully submitted,

Richard K. Lubin, Chairman
Michael C. Ascione
Kevin M. Hayes
Jordan A. Kahn

This report shall not be deemed to be incorporated by reference by any general statement incorporating this report into any filing under the Securities Act of 1933, as amended, and shall not otherwise be deemed filed under such statutes.

Employment Arrangements

Employment Agreement with Gerald C. Rittenberg.  Gerald C. Rittenberg entered into an employment agreement with us, dated June 19, 2003, which is referred to as the Rittenberg Employment Agreement, pursuant to which Mr. Rittenberg will serve as our Chief Executive Officer through December 31, 2007. The term will be extended automatically for successive additional one-year periods, unless either we give Mr. Rittenberg, or Mr. Rittenberg gives us written notice of the intention not to extend the term. Such notices must be given no less than twelve months prior to the end of the term then in effect. During 2006, Mr. Rittenberg received an annual base salary of $0.8 million, which will increase per the terms of the Rittenberg Employment Agreement. Mr. Rittenberg will be eligible for an annual bonus for each calendar year if certain operational and financial targets are attained as determined by both our compensation committee and board of directors in consultation with Mr. Rittenberg. A discretionary bonus may be awarded in the sole discretion of our board of directors. The Rittenberg Employment Agreement also provides for other customary benefits including incentive, savings and retirement plans, paid vacation, health care and life insurance plans and expense reimbursement.

Under the Rittenberg Employment Agreement, if we terminate Mr. Rittenberg’s employment other than for cause, death or disability, we would be obligated to pay Mr. Rittenberg a lump sum cash payment in an amount equal to the sum of (1) accrued unpaid salary, earned but unpaid bonus for any prior year, any deferred compensation and accrued but unpaid vacation pay, collectively referred to as Accrued Obligations, plus (2) severance pay equal to his annual base salary, provided, however, that in connection with a termination by us other than for cause or due to his death or disability, such severance pay will be equal to Mr. Rittenberg’s annual base salary multiplied by the number of years we elect as the Restriction Period (as defined hereafter). Upon termination of Mr. Rittenberg’s employment by us for cause, death or disability or if he terminates his employment, Mr. Rittenberg will be entitled to his unpaid Accrued Obligations. Additionally, upon termination of Mr. Rittenberg’s employment during the current term or any additional term (1) by us other than for cause, (2) by reason of his death or disability or (3) if the current term or any additional term is not renewed at its expiration (other than for cause), the Rittenberg Employment Agreement provides for payment of a prorated portion of the bonus to which Mr. Rittenberg would otherwise have been entitled.

The Rittenberg Employment Agreement also provides that during his current term, any additional term and during the three-year period following any termination of his employment, referred to as the Restriction Period, Mr. Rittenberg will not participate in or permit his name to be used or become associated with any person or entity that is or intends to be engaged in any business that is in competition with our business, or any of our subsidiaries or controlled affiliates, in any country in which we or any of our subsidiaries or controlled affiliates operate, compete or are engaged in such business or at such time intend to so operate, compete or become engaged in such business. However, if we terminate Mr. Rittenberg’s employment other than for cause or due to his death or disability, the Restriction Period will be instead a one, two or three-year period at our election. If all, or substantially all, of our stock or assets is sold or otherwise disposed of to a third party not affiliated with us and Mr. Rittenberg is not offered employment on substantially similar terms by us or by one of our continuing affiliates immediately thereafter, then for all purposes of the Rittenberg Employment Agreement, Mr. Rittenberg’s employment shall be deemed to have been terminated by us other than for cause effective as of the date of such sale or disposition, provided, however, that we shall have no obligations to Mr. Rittenberg if he is hired or offered employment on substantially similar terms by the purchaser of our stock or assets. The Rittenberg Employment Agreement also provides for certain other restrictions during the Restriction Period in connection with (a) the solicitation of persons or entities with whom we have business relationships and (b) inducing any of our employees to terminate their employment or offering employment to such persons, in each case subject to certain conditions.

Employment Agreement with James M. Harrison.  James M. Harrison entered into an employment agreement with us, dated June 19, 2003, which is referred to as the Harrison Employment Agreement, pursuant to which Mr. Harrison would serve as our President through December 31, 2007. During 2006, Mr. Harrison received an annual base salary of $0.7 million, which will increase per the terms of the Harrison Employment Agreement. The Harrison Employment Agreement contains provisions for additional renewal terms, salary increases during additional terms, non-discretionary and discretionary bonus payments, severance, other benefits, definitions of cause and disability, and provisions for non-competition and non-solicitation similar to those in the Rittenberg Employment Agreement.

2004 Equity Incentive Plan

Following the consummation of the 2004 Transactions, the Company adopted the AAH Holdings Corporation 2004 Equity Incentive Plan (the “Equity Incentive Plan”) under which the Company may grant incentive awards in the form of options to purchase shares of Company Common Stock (“Company Stock Options”) and shares of restricted and unrestricted Company Common Stock to certain directors, officers, employees and consultants (“Participants”) of the Company and its affiliates. A committee of the Company’s board of directors (the “Committee”), or the board itself in the absence of a Committee, is authorized to make grants and various other decisions under the Equity Incentive Plan. Unless otherwise determined by the Committee, any Participant granted an award under the Equity Incentive Plan must become a party to, and agree to be bound by, the Stockholders’ Agreement.

Company Stock Option awards under the Equity Incentive Plan reserved and available for grant total 2,923.2068 and may include incentive stock options, nonqualified stock options, or both types of Company Stock Options. Company Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Committee, have a term of ten years. Upon a Participant’s death or when the Participant’s employment with the Company or the applicable affiliate of the Company is terminated for any reason, such Participant’s previously unvested Company Stock Options are forfeited and the Participant or his or her legal representative may, within 60 days (if termination of employment is for any reason other than death) or 90 days (in the case of the Participant’s death), exercise any previously vested Company Stock Options and in the case of performance based Options, within 30 days following the date value is determined as specified by the Board in the Option agreement evidencing the grant of such Options.

Unless otherwise provided in the related award agreement or, if applicable, the Stockholders’ Agreement, immediately prior to certain change of control transactions described in the Equity Incentive Plan, all outstanding Company Stock Options will, subject to certain limitations, become fully exercisable and vested and any restrictions and deferral limitations applicable to any restricted stock awards will lapse.

The Equity Incentive Plan will terminate ten years after its effective date; however, awards outstanding as of such date will not be affected or impaired by such termination. The Company’s board of directors and the Committee has authority to amend the Equity Incentive Plan and awards granted thereunder, subject to the terms of the Equity Incentive Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 31, 2006, the issued and outstanding capital stock of AAH consisted of 30,100.7521 shares of common stock, par value $.01 per share. The number of shares of AAH common stock outstanding used in calculating the percentage for each listed person includes the shares of AAH common stock underlying the options beneficially owned by that person that are exercisable within 60 days following December 31, 2006. The stockholders agreement of AAH governs the stockholders’ exercise of their voting rights with respect to the election of directors and other material events. See “Certain Relationships and Related Transactions”

The following table sets forth information with respect to the beneficial ownership of AAH common stock as of March 30, 2007 (i) by each person known by us to own beneficially more than 5% of such class of securities, (ii) by each director and named executive officer and (iii) by all directors and executive officers as a group. Unless otherwise noted, to our knowledge, each of such stockholders has sole voting and investment power as to the shares shown.

	Shares of Company	Percentage
	Common Stock	of Class
Name of Beneficial Owner	Beneficially Owned	Outstanding

Berkshire Partners LLC(1)	18,081.1483	60.07%
Weston Presidio(2)	9,040.5743	30.03%
GB Retail Funding LLC(3)	1,490.6285	4.95%
Michael C. Ascione(4)†	18,081.1483	60.07%
Michael A. Correale(5)††	20.7667	*
Michael F. Cronin(6)†	9,040.5743	30.03%
James M. Harrison(7)†, ††	209.2606	*
Kevin M. Hayes(6)†	9,040.5743	30.03%
Jordan A. Kahn(8) †	92.6667	*
Richard K. Lubin(4)†	18,081.1483	60.07%
Carol M. Meyrowitz †	41.6667	*
John R. Ranelli†	33.0000	*
Gerald C. Rittenberg(9)†, ††	389.2545	1.29%
Robert J. Small(4)†	18,081.1483	60.07%
All directors and executive officers as a group (11 persons)	27,908.3378	91.88%

*	Less than 1%

†	Director

††	Named Executive Officer

(1)	Consists of (i) 4,118.3209 shares of common stock owned by Berkshire Fund V, Limited Partnership, (ii) 13,371.3235 shares of common stock owned by Berkshire Fund VI, Limited Partnership, (iii) 31.4740 shares of common stock owned by Berkshire Investors III LLC and (iv) 560.0299 shares of common stock owned by Berkshire Investors LLC. The address of Berkshire Partners LLC is One Boston Place, Suite 3300, Boston, Massachusetts 02108.

(2)	Consists of (i) 8,899.6993 shares of common stock owned by Weston Presidio Capital IV, L.P. and (ii) 140.8750 shares of common stock owned by WPC Entrepreneur Fund II, L.P. The address of Weston Presidio is 200 Clarendon Street, 50th Floor, Boston, Massachusetts 02116.

(3)	Consists of (i) 161.4035 shares of common stock owned by GB Retail Funding LLC and (ii) 1,329.2250 shares owned by GB Holdings I, LLC.

(4)	Mr. Ascione, Mr. Lubin and Mr. Small are Managing Directors of Berkshire Partners LLC. Mr. Lubin and Mr. Small each disclaims beneficial ownership of the shares held by Berkshire Partners LLC, except to the extent of his pecuniary interest therein. Their addresses are One Boston Place, Suite 3300, Boston, Massachusetts 02108.

(5)	Includes 9.000 shares which could be acquired by Mr. Correale within 60 days upon exercise of options.

(6)	Mr. Cronin is a Managing Partner of Weston Presidio and Mr. Hayes is a General Partner of Weston Presidio. Mr. Cronin and Mr. Hayes each disclaims beneficial ownership of the shares held by Weston Presidio, except to the extent of his pecuniary interest therein. Their addresses are 200 Clarendon Street, 50th Floor, Boston, Massachusetts 02116.

(7)	Includes 100.927 shares which could be acquired by Mr. Harrison within 60 days upon exercise of options.

(8)	Includes one share which could be acquired by Mr. Kahn within 60 days upon exercise of options.

(9)	Includes 164.255 shares which could be acquired by Mr. Rittenberg within 60 days upon exercise of options.

Stockholders Agreement

As of April 30, 2004, the Company entered into a stockholders’ agreement with the Principal Investors, other investors and certain employees of the Company listed as parties thereto (the “Stockholders’ Agreement”). The following discussion summarizes the terms of the Stockholders’ Agreement, as amended, which the Company believes are material to an investor in the debt or equity securities of the Company. The Stockholders’ Agreement provides, among other things, for (i) the right of the non-principal investors to participate in, and the right of the Principal Investors to require the non-principal investors to participate in, certain sales of the Company’s common stock by the Principal Investors, (ii) prior to an initial public offering of the stock of the Company (as defined in the Stockholders’ Agreement), certain rights of the Company to purchase, and certain rights of the non-principal investors to require the Company to purchase (except in the case of termination of employment by such non-principal investors) all, but not less than all, of the shares of the Company’s common stock owned by a non-principal investor upon the termination of employment or death of such non-principal investor, at prices determined in accordance with the Stockholders’ Agreement and (iii) certain additional restrictions on the rights of the non-principal investors to transfer shares of the Company’s common stock. The Stockholders’ Agreement also contains certain provisions granting the Principal Investors and the non-principal investors certain rights in connection with registrations of the Company’s common stock in certain offerings and provides for indemnification and certain other rights, restrictions and obligations in connection with such registrations.

For information concerning our equity compensation plans, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 13.	Certain Relationships and Related Transactions

In connection with the 2004 Transactions, the Company executed a management agreement with Berkshire Partners LLC and Weston Presidio. Pursuant to the management agreement, Berkshire Partners LLC and Weston Presidio will be paid annual management fees of $833,000 and $417,000, respectively. At December 31, 2006, accrued management fees payable to Berkshire Partners LLC and Weston Presidio totaled $139,000 and $69,000, respectively. Although the indenture governing the 8.75% senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.

Item 14.	Principal Accountant Fees and Services

Audit Fees

Fees for audit services totaled $1.7 million and $1.6 million for the years ended December 31, 2006 and 2005, respectively. These fees included the audit of the consolidated financial statements; reviews of financial statements included in the Company’s Quarterly Reports on Form 10-Q; assistance with SEC filings, including comfort letters, consents and comment letters; and accounting consultations on matters addressed during the audit or interim reviews.

Audit-Related Fees

Fees for audit-related services totaled $0.3 million and $0.1 million for the years ended December 31, 2006 and 2005, respectively. Such fees related to the audits of the Company’s employee benefit plans; due diligence services; statutory audits incremental to the audit of the consolidated financial statements; and general assistance with implementation of the requirements of SEC rules pursuant to the Sarbanes-Oxley Act of 2002.

Tax Fees

Fees for tax services, including tax compliance, tax advice and tax planning, totaled $0.3 million and $0.1 million for the years ended December 31, 2006 and 2005, respectively.

All Other Fees

All other fees totaled $1,500 for each of the years ended December 31, 2006 and 2005, respectively, and related to a subscription to the Ernst & Young Global Accounting and Auditing Information Tool.

The Company’s Audit Committee appoints the independent registered public accounting firm and pre-approves the fee arrangements with respect to the above accounting fees and services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. and 2. Financial Statements and Schedule.

See Index to Consolidated Financial Statements and Financial Statement Schedule which appears on page F-1 herein.

3. Exhibits

Exhibit
Number	Description

2	Press release, dated as of September 29, 2006, jointly issued by AAH Holdings Corporations and Gordon Brothers Group, LLC (incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K dated September 29, 2006)
2	Party City Acquisition Merger Agreement, dated as of September 26, 2005 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 27, 2005)
3(1)	Certificate of Incorporation of Amscan Holdings, Inc., dated October 3, 1996, as amended to March 30, 2001 (incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 000-21827))
3(2)	Amended By-Laws of Amscan Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-45457))
3(3)	Amended Articles of Incorporation of Anagram International, Inc. (incorporated by reference to Exhibit 3(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

Exhibit
Number	Description

3(4)	By-Laws of Anagram International, Inc. (incorporated by reference to Exhibit 3(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
3(5)	Articles of Incorporation of Anagram International Holdings, Inc. (incorporated by reference to Exhibit 3(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
3(6)	By-Laws of Anagram International Holdings, Inc. (incorporated by reference to Exhibit 3(4) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
3(7)	Articles of Organization of Anagram International, LLC (incorporated by reference to Exhibit 3(5) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
3(8)	Operating Agreement of Anagram International, LLC (incorporated by reference to Exhibit 3(6) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
3(9)	Certificate of Formation of Anagram Eden Prairie Property Holdings LLC (incorporated by reference to Exhibit 3(7) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
3(10)	Plan of Merger of Am-Source, Inc. into Am-Source, LLC dated February 28, 2000 and Articles of Organization of Am-Source, LLC. (incorporated by reference to Exhibit 3(8) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
3(11)	Operating Agreement of Am-Source, LLC. (incorporated by reference to Exhibit 3(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
3(12)	Certificate of Incorporation of M&D Industries, Inc. (incorporated by reference to Exhibit 3(10) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
3(13)	By-Laws of M&D Industries, Inc. (incorporated by reference to Exhibit 3(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
4(1)	Indenture, dated as of April 30, 2004, by and among the Company, the Guarantors named therein and The Bank of New York with respect to the 8.75% Senior Subordinated Notes due 2014. (incorporated by reference to Exhibit 4(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
4(2)	First Supplemental Indenture, dated as of June 21, 2004 by and among the Company, the Guarantors named therein and The Bank of New York with respect to the 8.75% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
4(3)	Exchange and Registration Rights Agreement dated April 30, 2004 by and among the Company, the Guarantors named therein and Goldman, Sachs & Co. and Credit Suisse First Boston LLC. (incorporated by reference to Exhibit 4(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
10(1)	Credit and Guaranty Agreement, dated as of April 30, 2004, by and among AAH Holdings Corporation, Amscan Holdings, Inc., certain subsidiaries of Amscan Holdings, Inc., Goldman Sachs Credit Partners, L.P., as Joint Lead Arranger, Joint Bookrunner and Co-Syndication Agent, General Electric Capital Corporation, as Administrative Agent and Collateral Agent, and J.P. Morgan Securities Inc., as Joint Lead Arranger, Joint Bookrunner and Co-Syndication Agent. (incorporated by reference to Exhibit 10(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
10(2)	Counterpart Agreement, dated as of July 16, 2004, of Anagram International, LLC to the Credit and Guaranty Agreement (incorporated by reference to Exhibit 10(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

Exhibit
Number	Description

10(3)	Purchase Agreement dated April 27, 2004 by and among AAH Holdings Corporation, Amscan Holdings, Inc., the Guarantors named therein and Goldman, Sachs & Co. and Credit Suisse First Boston LLC. (incorporated by reference to Exhibit 10(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
10(4)	Stockholders’ Agreement of AAH Holdings Corporation dated as of April 30, 2004 (incorporated by reference to Exhibit 10(4) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
10(5)	Amendment No. 1 to the Stockholders’ Agreement of AAH Holdings Corporation dated as of May 24, 2004 (incorporated by reference to Exhibit 10(5) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
10(6)	Amendment No. 2 to the Stockholder’s Agreement of AAH Holdings Corporation dated as of December 21, 2005 (incorporated by reference to Exhibit 10-1 to the Registrant’s Current Report on Form 8-K dated October 5, 2006 (Commission File No. 000-21827))
10(7)	Amendment No. 3 to the Stockholder’s Agreement of AAH Holdings Corporation dated as of September 29, 2006 (incorporated by reference to Exhibit 10-1 to the Registrant’s Current Report on Form 8-K dated October 5, 2006 (Commission File No. 000-21827))
10(8)	2004 Equity Incentive Plan of AAH Holdings Corporation (incorporated by reference to Exhibit 10(6) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
10(9)	Stock Purchase Agreement, dated as of August 6, 1998, by and among Amscan Holdings, Inc. and certain stockholders of Anagram International, Inc. and certain related companies (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 8-K dated August 6, 1998 (Commission File No. 000-21827))
10(10)	Tax Indemnification Agreement between Amscan Holdings, Inc., and John A. Svenningsen, dated as of December 18, 1996 (incorporated by reference to Exhibit 10(j) to the Registrant’s 1996 Annual Report on Form 10-K (Commission File No. 000-21827))
10(11)	Tax Indemnification Agreement between Amscan Holdings, Inc., Christine Svenningsen and the Estate of John A. Svenningsen, dated as of August 10, 1997 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-40235))
10(12)	The MetLife Capital Corporation Master Lease Purchase Agreement between MetLife Capital Corporation and Amscan Inc., Deco Paper Products, Inc., Kookaburra USA Ltd., and Trisar, Inc., dated November 21, 1991, as amended (incorporated by reference to Exhibit 10(n) to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-14107))
10(13)	Form of Indemnification Agreement between the Company and each of the directors of the Company (incorporated by reference to Exhibit 10(o) to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-14107))
10(14)	Employment Agreement, dated as of June 19, 2003, by and among the Company and Gerald C. Rittenberg (incorporated by reference to Exhibit 10(b) to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2003 (Commission File No. 000-21827))
10(15)	Employment Agreement, dated as of June 19, 2003, by and among the Company and James M. Harrison (incorporated by reference to Exhibit 10(c) to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2003 (Commission File No. 000-21827))
10(16)	Agreement and Plan of Merger, dated as of March 26, 2004, by and among Amscan Holdings, Inc., AAH Holdings Corporation and AAH Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 29, 2004 (Commission File No. 000-21827))
10(17)	Form of Support Agreement, dated as of March 26, 2004, by and among AAH Holdings Corporation and Stockholder (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated March 29, 2004 (Commission File No. 000-21827))
11	Statement re: computation of ratio of earnings to fixed charges
14	Code of Business Conduct (incorporated by reference to Exhibit 14 to the Registrant’s Current Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 000-21827))
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90404))

Exhibit
Number	Description

23	Consent of Ernst & Young LLP
31.1	Certification by Chief Executive Officer Pursuant to Rule 15d-14(a)
31.2	Certification by Chief Financial Officer Pursuant to Rule 15d-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

The Company will not send to its security holders an annual report for the year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSCAN HOLDINGS, INC.

By:	/s/ Michael A. Correale
Michael A. Correale
Chief Financial Officer
(on behalf of the Company and
as principal financial officer)

Date: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Small Robert J. Small	Chairman of the Board of Directors	March 30, 2007

/s/ Michael C. Ascione Michael C. Ascione	Director	March 30, 2007

/s/ Michael F. Cronin Michael F. Cronin	Director	March 30, 2007

/s/ Kevin M. Hayes Kevin M. Hayes	Director	March 30, 2007

/s/ Jordan A. Kahn Jordan A. Kahn	Director	March 30, 2007

/s/ Richard K. Lubin Richard K. Lubin	Director	March 30, 2007

/s/ Carol M. Meyrowitz Carol M. Meyrowitz	Director	March 30, 2007

/s/ John R. Ranelli John R. Ranelli	Director	March 30, 2007

/s/ Gerald C. Rittenberg Gerald C. Rittenberg	Chief Executive Officer and Director	March 30, 2007

/s/ James M. Harrison James M. Harrison	President, Chief Operating Officer and Director	March 30, 2007

/s/ Michael A. Correale Michael A. Correale	Chief Financial Officer	March 30, 2007

AMSCAN HOLDINGS, INC.

FORM 10-K
Item 8, Item 15(a) 1 and 2

AMSCAN HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

On April 30, 2004, Amscan Holdings, Inc. (“Amscan” or the “Company”) completed the merger of Amscan with AAH Acquisition Corporation (“AAH Acquisition”), a wholly-owned subsidiary of AAH Holdings Corporation, (“AAH”), a privately held corporation jointly controlled by funds affiliated with Berkshire Partners LLC and Weston Presidio (together the “Principal Investors”). Amscan continued as the surviving entity and as a wholly-owned subsidiary of AAH. For the periods prior to and including April 30, 2004, the Company is referred to as the “Predecessor” or “Predecessor Company.” (See Note 1 — Organization and Description of Business, in the accompanying Notes to Consolidated Financial Statements.)

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2006 and 2005	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2006 and 2005, the Eight Months ended December 31, 2004 and the Four Months Ended April 30, 2004 (Predecessor)	F-4
Consolidated Statements of Stockholders’ (Deficit) Equity for the Four Months Ended April 30, 2004 (Predecessor), the Eight Months Ended December 31, 2004 and the Years Ended December 31, 2005 and 2006
F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005, the Eight Months Ended December 31, 2004 and the Four Months Ended April 30, 2004 (Predecessor)	F-7
Notes to Consolidated Financial Statements	F-8
Financial Statement Schedule for the Years Ended December 31, 2006 and December 31, 2005, the Eight Months Ended December 31, 2004 and the Four Months Ended April 30, 2004 (Predecessor):
Schedule II — Valuation and Qualifying Accounts	F-49

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (“SEC”) are not required under the related instructions or are inapplicable and therefore have been omitted.

AMSCAN HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Amscan Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Amscan Holdings, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the years ended December 31, 2006 and 2005, the eight month period from May 1, 2004 to December 31, 2004 and the four month period from January 1, 2004 to April 30, 2004 (the Predecessor Company). Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a). The consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amscan Holdings, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and the eight month period from May 1, 2004 through December 31, 2004, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the four month period from January 1, 2004 through April 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP

Stamford, Connecticut
March 28, 2007

AMSCAN HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(Dollars in thousands,
	except per share)

ASSETS
Current assets:
Cash and cash equivalents	$4,966	$8,745
Accounts receivable, net	95,470	83,029
Inventories, net	227,450	188,457
Prepaid expenses and other current assets	35,700	39,561

Total current assets	363,586	319,792
Property, plant and equipment, net	155,443	150,877
Goodwill	476,704	505,731
Trade names	143,000	68,500
Other intangible assets, net	47,407	48,699
Other assets	31,230	25,348

Total assets	$1,217,371	$1,118,947

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$4,930	$—
Accounts payable	110,429	105,787
Accrued expenses	68,089	50,806
Income taxes payable	8,874	3,387
Current portion of long-term obligations	3,703	2,643

Total current liabilities	196,025	162,623
Long-term obligations, excluding current portion	558,372	561,567
Deferred income tax liabilities	83,592	63,782
Deferred rent and other long-term liabilities	10,199	3,344

Total liabilities	848,188	791,316
Redeemable common securities	9,343	6,821
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value; 40,000.00 shares authorized; 30,100.75 shares and 27,882.73 shares issued and outstanding at December 31, 2006 and 2005, respectively)	—	—
Additional paid-in capital	331,113	300,983
Retained earnings	27,264	20,824
Accumulated other comprehensive income (loss)	1,463	(997)

Total stockholders’ equity	359,840	320,810

Total liabilities, redeemable common securities and stockholders’ equity	$1,217,371	$1,118,947

See accompanying notes to consolidated financial statements.

AMSCAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

				Four Months
	Year Ended	Year Ended	Eight Months	Ended
	December 31,	December 31,	Ended December 31,	April 30,
	2006	2005	2004	2004
	(Dollars in thousands)			(Predecessor)
Revenues:
Net sales	$993,342	$417,226	$265,556	$133,660
Royalties and franchise fees	21,746	509	—	—

Total revenues	1,015,088	417,735	265,556	133,660
Total expenses:
Cost of sales	676,527	281,632	178,210	88,247
Selling expenses	39,449	36,181	23,529	12,430
Retail operating expenses	126,224	1,824	—	—
Franchise expenses	13,009	779	—	—
General and administrative expenses	84,836	36,026	22,718	10,874
Art and development costs	10,338	8,941	6,713	3,332
Non-recurring expenses	—	3,988	—	11,757

Total expenses	950,383	369,371	231,170	126,640

Income from operations	64,705	48,364	34,386	7,020
Interest expense, net	54,887	31,907	19,124	8,384
Other (income) expense, net	(1,000)	(764)	882	31

Income (loss) before income taxes and minority interests	10,818	17,221	14,380	(1,395)
Income tax expense (benefit)	4,295	4,940	5,679	(551)
Minority interests	83	21	137	46

Net income (loss)	6,440	12,260	8,564	(890)
Dividend on redeemable convertible preferred stock	—	—	—	136

Net income (loss) applicable to common shares	$6,440	$12,260	$8,564	$(1,026)

See accompanying notes to consolidated financial statements.

AMSCAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Four Months Ended April 30, 2004 (Predecessor), the Eight Months Ended
December 31, 2004 and the Years Ended December 31, 2005 and 2006

				Unamortized			Accumulated
			Additional	Restricted	Notes Receivable	Retained	Other
	Common	Common	Paid-in	Common Stock	from	Earnings	Comprehensive
Predecessor	Shares	Stock	Capital	Awards	Stockholders	(Deficit)	Loss	Total
	(Dollars in thousands)

Balance at December 31, 2003	1,217.92	$—	$26,682	$(155)	$(680)	$(34,020)	$(446)	$(8,619)
Net income						(890)		(890)
Net change in cumulative translation adjustment							(673)	(673)
Change in fair value of available-for-sale securities, net of income taxes							(22)	(22)
Reclassification adjustment for available-for-sale securities sold during the period, net of income taxes							(28)	(28)
Reclassification adjustment for terminated interest rate swap contracts, net of taxes							408	408
Change in fair value of interest rate swap and foreign exchange contracts, net of taxes							306	306

Comprehensive income								(899)
Amortization of restricted common stock awards				52				52
Redeemable convertible preferred stock dividend			(136)					(136)
Repayment of note receivable from stockholder					25			25
Accretion of interest income					(14)			(14)

Balance at April 30, 2004	1,217.92	$—	$26,546	$(103)	$(669)	$(34,910)	$(455)	$(9,591)

AMSCAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY — (Continued)
For the Four Months Ended April 30, 2004 (Predecessor), the Eight Months Ended
December 31, 2004 and the Years Ended December 31, 2005 and 2006

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total
	(Dollars in thousands)

Net income				$8,564		$8,564
Net change in cumulative translation adjustment					$1,702	1,702
Change in fair value of interest rate swap and foreign exchange contracts, net of taxes					(357)	(357)

Comprehensive income						9,909
Issuances of shares of common stock in connection with the 2004 Transactions	13,962.38		$140,524			140,524
Reclassification of common stock to redeemable common securities			(3,705)			(3,705)

Balance at December 31, 2004	13,962.38	—	136,819	8,564	1,345	146,728
Net income				12,260		12,260
Net change in cumulative translation adjustment					(2,699)	(2,699)
Reclassification adjustment for terminated interest rate swap and foreign exchange contracts, net of taxes					357	357

Comprehensive income						9,918
Issuances of shares of common stock	62.00		624			624
Issuances of shares of common stock in connection with the Party City Acquisition	13,868.75		166,425			166,425
Purchase and retirement of redeemable Common Stock held by a former employee	(10.4)
Reclassification of common stock to redeemable common securities			(3,220)			(3,220)
Stock option compensation expense			335			335

Balance at December 31, 2005	27,882.73	—	300,983	20,824	(997)	320,810
Net income				6,440		6,440
Net change in cumulative translation adjustment					2,446	2,446
Change in fair value of interest rate swap and foreign exchange contracts, net of taxes					14	14

Comprehensive income						8,900
Issuances of shares of common stock	154.66		1,899			1,899
Issuances of shares of common stock in connection with the Party America Acquisition	2,071.36		29,517			29,517
Rollover options issued in connection with the Party America Acquisitions			142			142
Purchase and retirement of redeemable common stock held by a former employee	(8.0)		(114)			(114)
Reclassification of common stock to redeemable common securities			(2,522)			(2,522)
Stock option compensation expense			1,208			1,208

Balance at December 31, 2006	30,100.75	$—	$331,113	$27,264	$1,463	$359,840

AMSCAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Eight
			Months	Four Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	April 30,
	2006	2005	2004	2004
	(Dollars in thousands)
Cash flows provided by operating activities:
Net income (loss)	$6,440	$12,260	$8,564	$(890)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	38,619	18,602	9,519	5,296
Amortization of deferred financing costs	2,661	1,582	1,022	709
Amortization of restricted common stock awards	—	—	—	52
Deferred rent	3,019	32	—	—
Provision for doubtful accounts	1,668	795	1,308	729
Deferred income tax (benefit) expense	(6,326)	1,243	3,638	(2,220)
(Gain) loss on disposal of property, plant and equipment	(879)	34	(4)	(35)
Undistributed (gain) loss in unconsolidated joint venture	(429)	987	1,168	89
Debt retirement costs	—	—	—	6,209
Write-off of deferred financing costs	—	3,988	—	5,548
Gain on sales of available-for-sale securities	—	—	—	(47)
Equity based compensation	1,208	335	—	—
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(23,745)	(1,154)	1,552	(15,247)
(Increase) decrease in inventories	(7,128)	(18,635)	(6,594)	6,229
Decrease (increase) in prepaid expenses, other current assets and other, net	12,672	626	(527)	(1,001)
Increase (decrease) in accounts payable, accrued expenses, income taxes payable and other liabilities	3,225	(5,209)	5,116	3,991

Net cash provided by operating activities	31,005	15,486	24,762	9,412
Cash flows used in investing activities:
Cash paid to consummate the 2004 Transactions	—	—	(529,982)	—
Cash paid in connection with Party America and Party City Acquisitions, net of cash acquired	(14,634)	(325,562)	—	—
Capital expenditures	(40,376)	(17,051)	(7,709)	(3,726)
Proceeds from sale of available-for-sale securities	—	—	—	65
Proceeds from disposal of property, plant and equipment	14,891	88	559	53

Net cash used in investing activities	(40,119)	(342,525)	(537,132)	(3,608)
Cash flows provided by (used in) financing activities:
Proceeds from loans, notes payable and long-term obligations, net of debt issuance costs of $12,187 and $13,084 in 2005 and 2004, respectively	5,149	372,813	368,941	—
Repayment of loans, notes payable and long-term obligations	(3,392)	(206,372)	(1,768)	(21,251)
Capital contributions in connection with the Party City Acquisition and 2004 Transactions	—	166,425	139,024	—
Issuances of common stock	1,899	624	—	—
Debt retirement costs paid in connection with the 2004 Transactions	—	—	—	(6,209)
Purchase and retirement of redeemable common stock	(114)	(109)	—	—
Repayment of notes receivable from officers	—	—	—	25

Net cash provided by (used in) financing activities	3,542	333,381	506,197	(27,435)
Effect of exchange rate changes on cash and cash equivalents	1,793	(1,849)	1,188	(594)

Net (decrease) increase in cash and cash equivalents	(3,779)	4,493	(4,985)	(22,225)
Cash and cash equivalents at beginning of period	8,745	4,252	9,237	31,462

Cash and cash equivalents at end of period	$4,966	$8,745	$4,252	$9,237

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$48,931	$32,219	$16,208	$6,531
Income taxes	4,617	2,851	3,287	1,002

Supplemental information on non-cash activities:

In connection with the 2004 Transactions (see Note 1), certain officers of the Company exchanged 8.2417 of their shares of common stock of the Predecessor (as defined hereafter) for 150 shares of common stock of the Company with an equivalent value of $1,500. In addition, the aforementioned officers exchanged their vested options to purchase 8.411 shares of Predecessor common stock, which had an intrinsic value of $900, for vested options to purchase 98.182 shares of common stock under the Company’s equity incentive plan with an intrinsic value of $737 and a fair value of $880.

Capital lease obligations of $528, $292,, $31 and $207 were incurred during the years ended December 31, 2006 and December 31, 2005, the eight months ended December 31, 2004 and the four months ended April 30, 2004 (Predecessor), respectively.

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

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share)

Note 1 — Organization and Description of Business

Amscan Holdings, Inc. (“Amscan” or the “Company”) was incorporated on October 3, 1996 for the purpose of becoming the holding company for Amscan Inc. and certain affiliated entities. The Company designs, manufactures, contracts for manufacture, and distributes party goods, including metallic balloons, gifts and stationery, throughout the world, including in North America, South America, Europe, Asia and Australia. In addition, through the Party City Acquisition (defined hereafter) in December 2005 and the Party America Acquisition (defined hereafter) in September 2006, the Company operates retail party supply superstores within the United States and sells franchises on an individual store and franchise area basis throughout the United States and Puerto Rico.

The 2004 Transactions

On March 26, 2004, Amscan signed an agreement providing for a merger of Amscan with AAH Acquisition Corporation (“AAH Acquisition”), a wholly-owned subsidiary of AAH Holdings Corporation (“AAH”), a privately held corporation jointly controlled by funds affiliated with Berkshire Partners LLC and Weston Presidio (together the “Principal Investors”). On April 30, 2004, the merger with AAH Acquisition was consummated, with Amscan continuing as the surviving entity and as a wholly-owned subsidiary of AAH. Under the terms of the agreement, the equity interests of all Amscan stockholders, other than certain management investors, were cancelled in exchange for the right to receive cash. Cash paid to consummate the transactions totaled $529,982 and was financed with initial borrowings (before deducting deferred financing costs of $13,084) consisting of a $205,000 term loan (the “Old Term Loan”) under a senior secured credit facility (the “2004 Senior Secured Credit Facility”) which includes a $50,000 revolving loan facility (the “Old Term Loan Revolver”), the proceeds from the issuance of $175,000 of 8.75% senior subordinated notes (the “Senior Sub Notes”) due 2014, an equity contribution, including contributions from the Principal Investors and employee stockholders, of $140,524, borrowings under the revolver of $23,551 and available cash on-hand. Certain existing employee shareholders participated in the 2004 Transactions by purchasing approximately 296.91 shares of common stock. The Chief Executive Officer and the President of the Company exchanged 5.4945 and 2.7472 shares of common stock of the Predecessor Company for 100 and 50 shares of common stock of the Company with an equivalent value of $1,000 and $500, respectively. In addition, the Chief Executive Officer and the President of the Company exchanged vested options to purchase 5.607 and 2.804 shares of Predecessor common stock, which had intrinsic values of $600 and $300, respectively, for vested options to purchase 98.182 shares of Company Common Stock under its equity incentive plan with intrinsic values of $492 and $245 and fair values of $590 and $290, respectively. The acquisition was accounted for under the purchase method of accounting which required that the Company adjust its assets and liabilities to their relative fair values. In order to reflect the ultimate beneficial ownership of the Company, the capital structure disclosed in the Company’s consolidated financial statements is the capital structure of AAH.

The following unaudited pro forma information assumes the 2004 Transactions had occurred on January 1, 2004. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the 2004 Transactions occurred on January 1, 2004, nor is it necessarily indicative of the Company’s future results:

December 31,
2004

Net sales	$399,216
Net income	16,855

The pro forma net income amounts reflect the following items: (i) adjustments for interest expense from new borrowings related to the 2004 Transactions and the elimination of historical interest on debt repaid in the 2004 Transactions, (ii) management fees to be paid to our Principal Investors, (iii) the elimination of non-

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recurring expenses related to the 2004 Transactions, (iv) the elimination of the increase in cost of sales in 2004 arising from the revaluation of inventories as a result of purchase price allocation, (v) adjustments to depreciation and amortization expense arising from the revaluation of property, plant and equipment and amortizable intangible assets as a result of the purchase price allocation and (vi) the related income tax effects of the above items based upon a pro forma effective income tax rate of 39.5%.

The Party City Acquisition

On December 23, 2005 (the “Party City Acquisition Date”), the Company completed the acquisition of Party City (the “Party City Acquisition”) pursuant to the Agreement and Plan of Merger, dated September 26, 2005 (as amended, the “Acquisition Agreement”), by and among the Company, Party City and BWP Acquisition, Inc. (“BWP”), a Delaware corporation and a wholly-owned subsidiary of the Company. Pursuant to the terms of the Acquisition Agreement, BWP merged with and into Party City, with Party City continuing as the surviving corporation. Each share of common stock of Party City outstanding at the Party City Acquisition Date was cancelled and converted into the right to receive $17.50 in cash, without interest. Prior to the acquisition, Party City settled all outstanding stock options and warrants at the spread between $17.50 and their exercise price. Transaction costs associated with the Party City Acquisition totaled $9,370.

Financing for the Party City Acquisition, including the repayment of the Company’s borrowings under the 2004 Senior Secured Credit Facility, was provided by: (i) an equity investment of $166,425 (the “Equity Investment”) in AAH, (ii) borrowings under a First Lien Credit Agreement (the “First Lien Credit Agreement”) consisting of a $325,000 term loan (net of an original issue discount of $3,250) (the “First Term Loan”) and a committed revolving credit facility in an aggregate principal amount of $85,000 (the First Term Loan Revolver”), (iii) borrowings under a Second Lien Credit Agreement (the “Second Lien Credit Agreement,” and, together with the First Lien Credit Agreement, the “Credit Agreements”) consisting of a $60,000 term loan (net of an original issue discount of $1,500) (the “Second Term Loan”) and (iv) cash on-hand of $20,365. Deferred financing costs associated with the Credit Agreements totaled $7,437.

The Equity Investment consisted of the sale of 13,868.75 shares of AAH common stock to funds affiliated with Berkshire Partners , LLC and Weston Presidio, certain members of management and certain other investors.

The following unaudited pro forma information assumes the Party City Acquisition had occurred on January 1, 2005 and 2004, respectively. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the Party City Acquisition occurred on those dates, nor is it necessarily indicative of the Company’s future results:

	Years Ended
	December 31,	December 31,
	2005	2004

Net sales	$886,113	$848,129
Net income	7,272	10,326

The pro forma net income amounts reflect the following items: (i) adjustments to interest expense from new borrowings related to the Party City Acquisition and the elimination of historical interest on debt repaid in connection therewith, (ii) the elimination of non-recurring expenses related to the Party City Acquisition, (iii) adjustments to depreciation and amortization expense arising from the valuation of property, plant and equipment and amortizable intangible assets as a result of purchase price allocation and (vi) the related income tax effects of the above items based upon a pro forma effective income tax rate of 39.5%.

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Party America Acquisition

On September 29, 2006 (the “Party America Acquisition Date”), the Company acquired PA Acquisition Corp. (the “Party America Acquisition”), doing business as Party America (“Party America”), from Gordon Brothers Investment, LLC. In connection with the acquisition, the outstanding common stock, common stock options and subordinated debt of Party America were converted into AAH common stock and common stock options valued at $29,659. AAH also paid transaction costs of $1,100 and repaid $12,583 of Party America senior debt.

Note 2 — Summary of Significant Accounting Policies

Consolidated Financial Statements

The consolidated financial statements of the Company include the accounts of Amscan and all majority-owned subsidiaries and controlled entities. All significant intercompany balances and transactions have been eliminated.

Prior to their acquisitions, Party City and Party America defined a fiscal year as the 52-week period or 53-week period ended on the Saturday nearest June 30 and January 31 of each year, respectively, and defined their fiscal quarters as a the four interim 13-week periods following the end of the previous fiscal year, except in the case of a 53-week fiscal year when the fourth fiscal quarter is extended to 14 weeks. Following their acquisitions, their fiscal years and related fiscal quarters are based on the 52-week or 53-week period ending on the Saturday nearest to December 31 of each year.

The Company has determined the difference between Party City and Party America’s fiscal year’s and the calendar years to be insignificant and will be reconciled in the financial consolidation process.

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

The Company estimates retail inventory shortage for the period between physical inventory dates on a store-by-store basis. Inventory shrinkage estimates are affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage.

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including consideration of the Company’s history of receivable write-offs, the level of past due accounts and the economic status of our customers. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the net assets acquired. Goodwill and other intangibles with indefinite lives are not amortized but are reviewed for impairment annually or more frequently if certain indicators arise. The Company evaluates the goodwill associated with its acquisitions and other intangibles with indefinite lives as of the first day of its fourth quarter based on current and projected performance. The Company completed its review and determined that goodwill and other intangible assets with indefinite lives were not impaired.

The Company evaluates finite-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”). Finite-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized.

Deferred Financing Costs and Original Issue Discount

Deferred financing costs (included in other assets) and original issue discount (netted against the related debt) are both amortized to interest expense using the effective interest method over the lives of the related debt.

Investments

In December 2004, the Company acquired a 20% ownership in a French party goods company, S.A.S. Rubies France in exchange for its French metallic balloon distribution business. The Company accounts for its investment in the French party goods company, which is included in other assets, using the cost method. At December 31, 2006 the carrying value of this investment is $1,797.

In December 2003, the Predecessor Company acquired the balloon assets of a competitor, in exchange for 50.1% of the common stock of its wholly-owned metallic balloon distribution subsidiary located in Mexico, Convergram Mexico thereby creating a joint venture to distribute metallic balloons principally in Mexico and Latin America. The Company accounts for its investment in the joint venture using the equity method. The Company’s investment in the joint venture is included in other assets on the consolidated balance sheet and the results of the joint venture’s operations are included in other (income) expense on the statement of operations (and separately disclosed in Note 13).

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Insurance Accruals

The Company maintains certain self-insured workers’ compensation and general liability insurance plans. The Company estimates the required liability of claims under such plans utilizing an actuarial method based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).

Revenue Recognition

The Company’s terms of sale to retailers and other distributors are generally F.O.B. shipping point and, accordingly, title and the risks and rewards of ownership are generally transferred to the customer, and revenue is recognized, when goods are shipped. The Company estimates reductions to revenues for volume-based rebate programs at the time sales are recognized.

Revenue from retail operations is recognized at the point of sale. The Company estimates future retail sales returns and, when material, records a provision in the period that the related sales are recorded based on historical information. Retail sales are reported net of taxes collected.

Shipping and Handling

Outbound shipping and handling costs billed to customers are included in net sales. The costs of shipping and handling incurred by the Company are included in cost of sales.

Store Closure Costs

The Company records estimated store closure costs, estimated lease commitment costs net of estimated sublease income and other miscellaneous store closing costs when the liability is incurred.

Product Royalty Agreements

The Company enters into product royalty agreements that allow the Company to use licensed designs on certain of its products. These contracts require the Company to pay royalties, generally based on the sales of such product, and may require guaranteed minimum royalties, a portion of which may be paid in advance. The Company matches royalty expense with revenue by recording royalties at the time of sale, at the greater of the contractual rate or an effective rate calculated based on the guaranteed minimum royalty and the Company’s estimate of sales during the contract period. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. Guaranteed minimum royalties paid in advance are recorded in the consolidated balance sheets as other assets.

Catalogue Costs

The Company expenses costs associated with the production of catalogues when incurred.

Art and Development Costs

Art and development costs are primarily internal costs that are not easily associated with specific designs, some of which may not reach commercial production. Accordingly, the Company expenses these costs as incurred.

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Financial Instruments

The Company accounts for derivative financial instruments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, requires that all derivative financial instruments be recognized on the balance sheet at fair value and establishes criteria for both the designation and effectiveness of hedging activities. The Company uses derivatives in the management of interest rate and foreign currency exposure. SFAS No. 133 requires the Company to formally document the assets, liabilities or other transaction the Company designates as hedged items, the risk being hedged and the relationship between the hedged items and the hedging instruments. The Company must measure the effectiveness of the hedging relationship at the inception of the hedge and on an on-going basis.

If derivative financial instruments qualify as fair value hedges, the gain or loss on the instrument and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative financial instruments that qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a cash flow hedge, if any, is determined based on the dollar-offset method (i.e., the gain or loss on the derivative financial instrument in excess of the cumulative change in the present value of future cash flows of the hedged item) and is recognized in current earnings during the period of change. As long as hedge effectiveness is maintained, interest rate swap arrangements and foreign currency exchange agreements qualify for hedge accounting as cash flow hedges (see Note 21.)

Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities and operating loss and tax credit carryforwards applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the judgment of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-Based Compensation

Prior to 2006, and effective with the consummation of the 2004 Transactions (see Note 1), the Company elected to apply the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 123”). SFAS 123 permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to apply the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” which requires the recognition of compensation expense at the date of grant only if the current market price of the underlying stock exceeds the exercise price, and to provide pro forma net income disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. SFAS No. 148 provided alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation and amended the disclosure provisions of SFAS 123 (see Note 15).

Prior to the 2004 Transactions, the Predecessor Company elected to apply the intrinsic value method of Accounting Principles Board Opinion No. 25 for awards granted under its stock-based compensation plans and to provide the pro forma disclosures required by SFAS No. 123. Accordingly, no compensation cost has been

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized in connection with the issuance of options under the Amscan Holdings, Inc. 1997 Equity Incentive Plan, the Predecessor’s prior plan, through April 30, 2004 as all options were granted with exercise prices equal to the estimated fair market value of the common stock on the date of grant.

Had the Predecessor determined stock-based compensation based on the fair value of the options granted at the grant date, consistent with the fair value method prescribed under FAS 123, stock-based compensation expense for the four months ended April 30, 2004 would have been $192 and the net loss for the period would have increase from $890 to $1,082. It has been assumed that the estimated fair value of the options granted in prior periods amortized on a straight line basis to compensation expense, net of taxes, over the vesting period of the grant, ranging from 2.5 to 5.0 years. The estimated fair value of each option on the date of grant was determined using the minimum value method with the following assumptions: dividend yield of 0%, risk-free interest rate of 3.9% and expected lives of 2.5 and 7.0 years.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” as amended. SFAS No. 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity for goods or services and transactions that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Generally, the fair value approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123.

The Company adopted SFAS No. 123(R) using the prospective method. Since the Company’s common stock is not publicly traded, the options granted in 2005 under SFAS No. 123 continue to be expensed under the provisions of SFAS No. 123 using a minimum value method. Options issued subsequent to January 1, 2006 are expensed under the provisions of SFAS No. 123(R) (see Note 15). Management has determined that the impact of adopting FAS 123(R) was not significant to the results of operations.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) at December 31, 2006 and 2005 consisted of the Company’s foreign currency translation adjustment and the fair value of interest rate swap and foreign exchange contracts qualifying as hedges (see Notes 20 and 21).

Foreign Currency Transactions and Translation

The functional currencies of the Company’s foreign operations are the local currencies in which they operate. Realized foreign currency exchange gains or losses resulting from the settlement of receivables or payables in currencies other than the functional currencies are credited or charged to operations. Unrealized gains or losses on foreign currency transactions are insignificant. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect on the balance sheet date. The results of operations of foreign subsidiaries are translated into U.S. dollars at the average exchange rates effective for the periods presented. The differences from historical exchange rates are recorded as comprehensive income (loss) and are included as a component of accumulated other comprehensive income (loss).

Concentration of Credit Risk

While the Company’s customers are geographically dispersed throughout North America, South America, Europe, Asia and Australia, there is a concentration of sales made to and accounts receivable from the stores that operate in the party superstore distribution channel. From time to time, we have made significant additional provisions for credit losses and have restructured the terms of accounts receivable because of changes in the credit condition of certain superstore customers. However, no superstore chain, other than Party

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

City, has accounted for more than 10% of our annual sales at wholesale. No other group or combination of customers subjected the Company to a concentration of credit risk.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair value measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The new guidance will be effective for the Company on January 1, 2008. The Company is in the process of determining the effect, if any, of adopting SFAS No. 157 on the Company’s consolidated financial statements.

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3 (“EITF 06-3”), “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions.” The consensus allows an entity to choose between two acceptable alternatives based on their accounting policies for transactions in which the entity collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. Entities should disclose the method selected pursuant to APB No. 22, “Disclosure of Accounting Policies.” If such taxes are reported gross and are significant, entities should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning January 1, 2007. Historically, the Company has presented sales net of tax collected.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” Among other things, FIN 48 requires applying a “more likely than not” threshold to the recognition and de-recognition of tax positions. The new guidance became effective for the Company on January 1, 2007. The Company is in the process of determining the effect, if any, of adopting FIN 48 on the Company’s consolidated financial statements

Note 3 — Inventories

Inventories at December 31, 2006 and 2005 consisted of the following:

	December 31,	December 31,
	2006	2005

Finished goods	$215,069	$172,232
Raw materials	12,105	12,272
Work-in process	5,579	6,139

	232,753	190,643
Less: reserve for slow moving and obsolete inventory	(5,303)	(2,186)

	$227,450	$188,457

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Property, Plant and Equipment, Net

Property, plant and equipment, net at December 31, 2006 and 2005 consisted of the following:

	December 31,	December 31,
	2006	2005	Useful Lives

Machinery and equipment	$75,554	$64,315	3-15 years
Buildings	47,685	40,669	31-40 years
Data processing equipment	23,518	21,938	3-5 years
Leasehold improvements	28,245	22,964	2-20 years
Furniture and fixtures	23,721	13,874	10 years
Land	5,874	7,130

	204,597	170,890
Less: accumulated depreciation	(49,154)	(20,013)

	$155,443	$150,877

Depreciation expense related to property, plant and equipment was $29,298, $13,251, $6,008, and $5,184, for the years ended December 31, 2006 and 2005, the eight months ended December 31, 2004 and the four months ended April 30, 2004, respectively.

The Company is obligated under various capital leases for certain machinery and equipment which expire on various dates through 2008 (see Note 8). At December 31, 2006 and 2005, the amount of machinery and equipment and related accumulated amortization recorded under capital leases and included within property, plant and equipment, net consisted of the following:

	December 31,	December 31,
	2006	2005

Equipment	$1,147	$1,202
Less: accumulated depreciation	(280)	(161)

	$867	$1,041

Amortization of assets held under capitalized leases is included in depreciation expense.

Note 5 — Party City and Party America Acquisitions and 2004 Transactions

Party America Acquisition

On September 29, 2006 (the “Party America Acquisition Date”), the Company acquired PA Acquisition Corp. (the “Party America Acquisition”), doing business as Party America (“Party America”), from Gordon Brothers Investment, LLC. In connection with the acquisition, the outstanding common stock, common stock options and subordinated debt of Party America were converted into AAH common stock and common stock options valued at $29,659. AAH also paid transaction costs of $1,100 and repaid $12,583 of Party America senior debt.

A preliminary estimate of the excess of the Party America purchase price over the tangible net assets acquired has been allocated to intangible assets consisting of franchise licenses ($2,300), which are being amortized using the straight-line method over the assets’ estimated useful life (nine years) and trade names ($15,400) and goodwill ($8,300), which are not being amortized, and net deferred tax liabilities ($2,800). In addition, assets acquired totaled $48,400, including an allocation to adjust property, plant and equipment to market value ($500), and liabilities assumed were $40,800. The acquisition was structured as a purchase of common stock and, accordingly, the amortization of intangible assets is not deductible for income tax

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purposes. The allocation of the purchase price is based, in-part, on our preliminary estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. Independent valuation specialists are currently conducting a valuation of the net assets acquired as of the Party America Acquisition Date to assist management with the final determination of fair value. As a result of the Party America Acquisition, the Company assumed additional non-cancellable lease commitments totaling $77,500.

Party City Acquisition

On December 23, 2005, the Company completed the acquisition of Party City, pursuant to the Acquisition Agreement, dated September 26, 2005, by and among the Company, Party City and BWP, a Delaware corporation and a wholly-owned subsidiary of the Company. Pursuant to the terms of the Acquisition Agreement, BWP merged with and into Party City, with Party City continuing as the surviving corporation. Each share of common stock of Party City outstanding at the Acquisition Date was cancelled and converted into the right to receive $17.50 in cash, without interest. Prior to the Party City Acquisition, Party City settled all outstanding stock options and warrants at the spread between $17.50 and their exercise price. Financing for the Party City Acquisition, including the repayment of certain of the Company’s other senior debt, was provided by: (i) the Equity Investment of $166,425, (ii) the First Term Loan of $325,000 and the First term Loan Revolver, a committed revolving credit facility in an aggregate principal amount of $85,000, (iii) the Second Term Loan of $60,000 and (iv) cash on-hand of $20,365.

The Party City Acquisition has been accounted for as a purchase business combination. Assets acquired and liabilities assumed were recorded at their estimated fair values at the date of the Party City Acquisition. The total purchase price of $356,189 is comprised of:

Purchase of all the outstanding common stock of Party City at $17.50 per share	$346,819
Related transaction costs	9,370

Total purchase price	$356,189

The excess of the Party City purchase price over the tangible assets acquired less liabilities assumed of $85,155 has been allocated to intangible assets consisting of franchise licenses ($35,200), which are being amortized using the straight line method over the assets’ estimated useful life (nine years), lease valuation assets ($338) which are being amortized over the remaining life of the specific lease, and trade names ($94,100) and goodwill ($184,571), which are not being amortized. In addition, there was an allocation to adjust property, plant and equipment to market value ($2,480); and net deferred tax liabilities of $41,975. Lastly, restructuring charges of $3,680 were accrued as part of the acquisition. The acquisition was structured as a purchase of common stock and, accordingly, the amortization of intangible assets is not deductible for income tax purposes. The allocation of the purchase price is based, in part, on the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. Management determined the fair market value of net assets acquired as of the Party City Acquisition Date with the assistance of independent valuation specialists. Based on the valuation results, during the year ended December 31, 2006, the Company increased the allocation of the purchase to trade names ($59,100), franchise licenses ($5,200), fixed assets ($2,480), deferred taxes ($25,593), and adjusted other net liabilities ($3,514), resulting in a net decrease in goodwill related to the Party City Acquisition of $33,593.

In connection with the Party City Acquisition, the Company recorded non-recurring expenses of $3,988 consisting of the write-off of deferred financing costs associated with the repayment of the Old Term Loan (see Note 8).

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 Transactions

On March 26, 2004, the Company signed an agreement providing for a merger of the Company with AAH Acquisition. On April 30, 2004, the merger with AAH Acquisition was consummated, with the Company continuing as the surviving entity and as a wholly-owned subsidiary of AAH, a privately held corporation. Under the terms of the agreement, the equity interests in the Company held by GS Capital Partners II, L.P. and certain other private investment funds managed by Goldman, Sachs & Co., collectively referred to as GSCP, and all other stockholders, other than certain management investors, were cancelled in exchange for the right to receive cash.

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

The Senior Sub Notes were sold to the initial purchasers on April 30, 2004, and were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933 (the “Note Offering”). In connection with the Note Offering, the Company entered into a Registration Rights Agreement, which granted holders of the new notes certain exchange and registration rights. In August 2004, the Company filed with the SEC a Registration Statement on Form S-4 offering to exchange registered notes for the notes issued in connection with the Note Offering. The terms of the notes and the exchange notes were substantially identical. The exchange was completed in October 2004.

In connection with the 2004 Transactions, the Predecessor Company recorded non-recurring expenses of $11,757 consisting of $6,209 of debt retirement costs and the write-off of $5,548 of deferred financing costs associated with the repayment of debt.

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Other Intangible Assets, net

At December 31, 2006 and 2005, the Company had the following balances of other identifiable intangible assets as a result of the Party America and Party City Acquisitions and the 2004 Transactions:

	At December 31, 2006
		Accumulated	Net Carrying
	Cost	Amortization	Value	Useful Lives

Retail franchise licenses	$37,500	$3,974	$33,526	9 years
Customer lists and relationships	14,500	2,578	11,922	15 years
Copyrights, designs and other	13,111	11,603	1,508	2-3 years
Leasehold and other intangibles	479	28	451	1-15 years

	$65,590	$18,183	$47,407

	At December 31, 2005
		Accumulated	Net Carrying
	Cost	Amortization	Value	Useful Lives

Retail franchise license	$30,000	$44	$29,956	9 years
Customer lists and relationships	14,500	1,608	12,892	15 years
Copyrights, designs and other	12,800	7,210	5,590	2-3 years
Leasehold and other intangibles	261	—	261	15 years

	$57,561	$8,862	$48,699

The amortization expense for finite-lived intangible assets for the years ended December 31, 2006, and 2005, and the eight months ended December 31, 2004 was $9,321, $5,351 and $3,511. Estimated amortization expense for each of the next five years will be approximately $6,537, $5,214, $5,142 $5,142, and $5,142, respectively.

Note 7 — Loans and Notes Payable

On December 23, 2005, in connection with the consummation of the Party City Acquisition, the Company entered into the First Lien Credit Agreement, which included the First Term Loan Revolver, an $85,000 revolving credit facility (see Note 8). The First Term Loan Revolver was not used in connection with the Party City Acquisition. Loans under the First Term Loan Revolver expire on December 23, 2011.

The First Lien Credit Agreement provides for two interest rate options for the First Term Loan and First Term Loan revolver: (i) loans on which interest is payable quarterly at a Base Rate equal to the higher of (x) the Federal Funds rate plus 50 basis points or (y) the prime rate plus an applicable margin initially equal to 2.00% and subject to adjustment downward based on improvements in the Company’s leverage ratio and (ii) loans on which interest accrues for one, two, three, six or, if generally available, nine or twelve month interest periods, at a rate of interest per annum equal to the reserve adjusted Eurodollar rate, plus an applicable margin initially equal to 3.00% per annum, subject to downward adjustment based on improvements in the leverage ratio. In addition to paying interest on outstanding principal under the First Term Loan and First Term Loan Revolver, the Company is required to pay a commitment fee to the lenders under the First Term Loan Revolver based on the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The Company must also pay customary letter of credit fees.

At December 31, 2006, $4,930 of borrowing and $15,400 of standby letters of credit were outstanding. The Company had borrowing capacity of $64,670 under the terms of the First Term Loan Revolver at

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006. The obligations of the Company under the First Lien Credit Agreement are jointly and severally guaranteed by AAH and each wholly-owned domestic subsidiary of the Company.

At December 31, 2005, the Company had no borrowing and $13,600 of standby letters of credit outstanding under the terms of the First Term Loan Revolver.

In addition to the First Term Loan Revolver, at December 31, 2006, we have a 400 Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate plus 0.6% and expires in April 2007, and a 1,000 British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on May 31, 2007. We expect to renew these revolving credit facilities upon expiration. No borrowings were outstanding under these revolving credit facilities at December 31, 2006 and 2005.

Note 8 — Long-Term Obligations

Long-term obligations at December 31, 2006 and 2005 consisted of the following:

	December 31,	December 31,
	2006	2005

8.750% senior subordinated notes(a)	$175,000	$175,000
First Term Loan due 2012(b)	319,814	321,761
Second Term Loan due 2012(c)	58,732	58,505
Mortgage obligations(d)	7,397	7,917
Capital lease obligations(e)	1,132	1,027

Total long-term obligations	562,075	564,210
Less: current portion	(3,703)	(2,643)

Long-term obligations, excluding current portion	$558,372	$561,567

In connection with the Party City Acquisition Date, the Company entered into the Credit Agreements on December 23, 2005 (the “Closing Date”), which included the First Term Loan, the First Term Loan Revolver and the Second Term Loan and repaid all outstanding borrowings under the 2004 Senior Secured Credit Facility.

Under the terms of the Credit Agreements, the Company is required to make prepayments under the following circumstances:

•	The First Lien Credit Agreement provides that the First Term Loan may be prepaid and the First Term Loan Revolver may be permanently reduced; provided that if the First Term Loan is repaid, the Company shall pay to its lenders a prepayment premium of 2% in the first year following the Closing Date and 1% in the second year following the Closing Date. The First Term Loan is subject to mandatory prepayment and, under certain circumstances, reduction in the commitments for (i) net cash proceeds arising from certain asset sales, (ii) net cash proceeds arising from equity issuances, (iii) net cash proceeds arising from debt issuances, (iv) net cash proceeds arising from insurance and condemnation proceeds and (v) commencing with the year ended December 31, 2006, 50% of the excess cash flow of the Company.

•	The Second Lien Credit Agreement provides that the Second Term Loan may in no event be prepaid prior to the second anniversary of the Closing Date. If the Second Term Loan is repaid after the second anniversary of the Closing Date but on or prior to the fifth anniversary of the Closing Date, the Company shall pay to its lenders a prepayment premium of 3% in the third year following the Closing Date, 2% in the fourth year following the Closing Date and 1% in the fifth year following the Closing Date. The Second Term Loan is subject to mandatory prepayment and, under certain circumstances,

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduction in the commitments out of (i) net cash proceeds arising from asset sales, (ii) net cash proceeds arising from equity issuances, (iii) net cash proceeds arising from debt issuances, (iv) net cash proceeds arising from insurance and condemnation proceeds and (v) commencing with the year ended December 31, 2006, 50% of the excess cash flow of the Company.

Subject to certain exceptions, all borrowings related to the Party City Acquisition Debt under the Credit Agreements, and all guarantees are secured by all existing and after acquired personal property of the Company and the Guarantors, including, subject to certain exceptions, a pledge of all the stock of domestic subsidiaries owned by the Company or any of the Guarantors and a portion of our wholly owned foreign subsidiaries’ capital stock, and first priority liens on after acquired real property and leasehold interests of the Company and the Guarantors. The guarantees are joint and several guarantees, and are irrevocable, full and unconditional.

(a) The $175,000 senior subordinated notes due 2014 bear interest at a rate equal to 8.75% per annum. Interest is payable semi-annually on May 1 and November 1 of each year. The senior subordinated notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2009, at redemption prices ranging from 104.375% to 100%, plus accrued and unpaid interest to the date of redemption. In addition, at any time prior to May 1, 2007, up to an aggregate of 35% of the principal amount of the senior subordinated notes will be redeemable at the option of the Company, on one or more occasions, from the net proceeds of public or private sales of common stock of, or contributions to the common equity capital of the Company at a price of 108.75% of the principal amount of the senior subordinated notes, together with accrued and unpaid interest, if any, to the date of redemption; provided that at least 65% of the aggregate principal amount of senior subordinated notes remain outstanding immediately after each such redemption. If a Change of Control, as defined in the note indenture, were to occur, the Company will be obligated to make an offer to purchase the senior subordinated notes, in whole or in part, at a price equal to 101% of the aggregate principal amount of the senior subordinated notes, plus accrued and unpaid interest, if any, to the date of purchase. If a Change of Control were to occur, the Company may not have the financial resources to repay all of its obligations under the Credit Facility, the note indenture and the other indebtedness that would become payable upon the occurrence of such Change of Control.

(b) The First Lien Credit Agreement provides for two interest rate options: (i) loans on which interest is payable quarterly at a Base Rate equal to the higher of (x) the Federal Funds rate plus 50 basis points or (y) the prime rate plus an applicable margin initially equal to 2.00% and subject to adjustment downward based on improvements in the Company’s leverage ratio and (ii) loans on which interest accrues for one, two, three, six or, if generally available, nine or twelve month interest periods, at a rate of interest per annum equal to the reserve adjusted Eurodollar rate, plus an applicable margin initially equal to 3.00% per annum, subject to downward adjustment based on improvements in the leverage ratio. In addition to paying interest on outstanding principal under the First Term Loan and First Term Loan Revolver, the Company is required to pay a commitment fee to the lenders under the First Term Loan Revolver based on the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The Company must also pay customary letter of credit fees. At December 31, 2006, the First Term Loan was $319,814, which includes an original issue discount of $2,748, which is net of $502 of accumulated amortization and the floating interest rate was 8.30%. At December 31, 2005, the First Term Loan was $321,761, which includes an original issue discount of $3,239, which is net of $11 of accumulated amortization and the floating interest rate was 7.37%.

(c) The Second Lien Credit Agreement provides for two interest rate options: (i) loans on which interest is payable quarterly at a Base Rate equal to the higher of (x) the Federal Funds rate plus 50 basis points or (y) the prime rate plus an applicable margin equal to 4.00% and (ii) loans on which interest accrues for one, two, three, six or if, generally available, nine or twelve month interest periods at a rate of interest per annum equal to the reserve adjusted Eurodollar rate, plus an applicable margin initially equal to 5.00% per annum. At December 31, 2006, the Second Term Loan was $58,732, which includes an original issue discount of $1,268,

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which is net of $232 of accumulated amortization and the floating interest rate was 10.30%. At December 31, 2005, the Second Term Loan was $58,505, which includes an original issue discount of $1,495, which is net of $5 of accumulated amortization and the floating interest rate was 9.37%.

(d) In conjunction with the construction of a new distribution facility, on December 21, 2001, the Company borrowed $10,000 from the New York State Job Development Authority, pursuant to the terms of a second lien mortgage note. The second lien mortgage note bore interest at a rate of 6.76% and 4.86% at December 31, 2006 and 2005, respectively, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority’s confidential internal protocols. The second lien loan is for a term of 96 months and requires monthly payments based on a 180-month amortization period with a balloon payment upon maturity in January 2010. The principal amounts outstanding under the second lien mortgage as of December 31, 2006 and 2005, were $7,397 and $7,917, respectively. On April 30, 2004, in connection with the 2004 Transactions, the first lien mortgage note on the new distribution facility was paid in full and, as a result, a related interest rate swap agreement was terminated at a cost of $674. At December 31, 2006, the new distribution facility had a carrying value of $43,894.

(e) The Company has entered into various capital leases for machinery and equipment and automobiles with implicit interest rates ranging from 7.70% to 12.29% which extend to 2008.

At December 31, 2006, maturities of long-term obligations consisted of the following:

	Long-term Debt	Capital Lease
	Obligations	Obligations	Totals

2007	3,053	650	3,703
2008	3,105	185	3,290
2009	3,145	110	3,255
2010	8,219	94	8,313
2011	2,531	93	2,624
Thereafter	540,890	—	540,890

Long-term obligations	$560,943	$1,132	$562,075

Note 9 — Capital Stock

At December 31, 2006 and 2005, the Company’s authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding and 40,000.00 shares of common stock, $0.01 par value, of which 30,100.75 and 27,882.73 shares were issued and outstanding, respectively.

In connection with the 2004 Transactions and the Party City Acquisition (see Note 1), certain employees purchased 296.91 and 204.17 shares of AAH common stock, respectively, at the same price and terms per share as paid by the other equity investors. Under the terms of the AAH stockholders’ agreement dated April 30, 2004, the Company has an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders can require the Company to purchase all of the shares held by the former employee. The purchase price as prescribed in the stockholders’ agreements is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by the Company to all employee stockholders, based on the estimated fair value of fully paid and vested common securities, totaled $9,343 and $6,821 at December 31, 2006 and 2005, respectively, and is classified as redeemable common securities on the consolidated balance sheet, with a corresponding adjustment to stockholders’ equity. As there is no active market for the Company’s common stock, the Company estimated the fair value of its common stock based on the valuation of the Company common stock issued in connection with the 2004

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions, the Party City Acquisition and the Party America Acquisition. During the year ended December 31, 2006, the Company purchased and retired 8 shares of redeemable common stock held by a former employee at an estimated fair value of $14,250 per share.

On September 29, 2006, in connection with the Party America Acquisition, the outstanding common stock options and subordinated debt of Party America were exchanged for AHH stock and common stock options valued at $29,659.

In connection with the 2004 Transactions, on April 30, 2004, three shares of previously issued restricted common stock became full vested (see Note 1). During the four months ended April 30, 2004, the Company recorded the amortization of restricted stock of $52 as compensation expense, which is included in general and administrative expenses in the Company’s consolidated statements of operations. In addition, the Company redeemed all of the outstanding Series A Redeemable Convertible Preferred Stock issued by the Predecessor, including accrued dividends of $34.

The Company has not paid any dividends on the Common Stock and has no current plans to pay cash dividends in the foreseeable future. The Company currently intends to retain its earnings for working capital, repayment of indebtedness, capital expenditures and general corporate purposes. In addition, the Company’s current credit facility and the indenture governing its notes contain restrictive covenants which have the effect of limiting the Company’s ability to pay dividends or distributions to its stockholders.

Note 10 — Provision for Doubtful Accounts

The provision for doubtful accounts is included in general and administrative expenses. For the years ended December 31, 2006 and 2005, the eight months ended December 31, 2004, and the four months ended April 30, 2004, the provision for doubtful accounts was $1,668, $795, $1,308, and $729, respectively.

Note 11 — Non-recurring Expenses and Write-off of Deferred Financing

In connection with the Party City Acquisition in December 2005, the Company wrote-off $3,988 of deferred financing costs associated with the repayment of debt. In connection with the 2004 Transactions, in April 2004, the Company recorded non-recurring expenses of $11,757 consisting of $6,209 of debt retirement costs and the write-off of $5,548 of deferred financing costs associated with the repayment of debt.

Note 12 — Restructuring Charges

In connection with the Party City Acquisition, the Company’s management approved and initiated plans to restructure Party City’s distribution operations and involuntarily terminate a limited number of Party City personnel. We completed the planned restructuring of Party City’s distribution operations in March 2007.

Restructuring costs associated with the Party City Acquisition of $3,680 were accrued for as part of the net assets acquired (see note 2). To date, we have incurred $2,000 in severance and exit costs, with the balance to be incurred during 2007.

In connection with the Party America Acquisition, $1,000 has been accrued related to plans to restructure Party America’s administrative operations and involuntarily terminate a limited number of Party America personnel. The Company may also incur employee retention expenses of approximately $4,000 during 2007.

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Other (Income) Expense

				Four Months
	Year Ended	Year Ended	Eight Months	Ended
	December 31,	December 31,	Ended December 31,	April 30,
	2006	2005	2004	2004
				(Predecessor)
Undistributed (income) loss in unconsolidated joint venture	$(429)	$987	$1,168	$89
Change in fair value of the foreign exchange contracts	171	(1,220)	—	—
Gain on sale of property, plant and equipment	(879)
Gain on sale of marketable securities	—	—	—	(47)
Other expense (income), net	137	(531)	(286)	(11)

Other (income) expense, net	$(1,000)	$(764)	$882	$31

Note 14 — Employee Benefit Plans

Certain subsidiaries of the Company maintain profit-sharing plans for eligible employees providing for annual discretionary contributions to a trust. Eligible employees are full-time domestic employees who have completed a certain length of service, as defined, and attained a certain age, as defined. The plans require the subsidiaries to match from 25% to 100% of voluntary employee contributions to the plan, not to exceed a maximum amount of the employee’s annual salary, which ranges from 4% to 6%. Profit sharing expense for the years ended December 31, 2006 and 2005, the eight months ended December 31, 2004, and the four months ended April 30, 2004, totaled $3,576, $1,999, $1,362, and $938, respectively.

Note 15 — Equity Incentive Plan

On May 1, 2004, the Company adopted the 2004 Equity Incentive Plan under which the Company may grant incentive awards in the form of options to purchase shares of the Company’s common stock (“Company Stock Options”) and shares of restricted and unrestricted common stock to certain directors, officers, employees and consultants of the Company and its affiliates. A committee of the Company’s board of directors (the “Committee”), or the board itself in the absence of a Committee, is authorized to make grants and various other decisions under the 2004 Equity Incentive Plan. Unless otherwise determined by the Committee, any participant granted an award under the 2004 Equity Incentive Plan must become a party to, and agree to be bound by, the Company’s stockholders’ agreement. Company Stock Options reserved under the 2004 Equity Incentive Plan total 2,923.2068 and may include incentive and nonqualified stock options. Company Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Committee, vest over five years and have a term of ten years from the date of grant.

In connection with the 2004 Transactions, on April 30, 2004, all options granted under the Predecessor’s 1997 Equity Incentive Plan vested immediately and, except for those held by the Chief Executive Officer and the President (see Note 1), all were exercised. An income tax benefit of $4,890 associated with the exercise of the options was recorded in connection with the 2004 Transactions. The Chief Executive Officer and the President exchanged 5.607 and 2.804 vested options to purchase shares of Amscan common stock, which had intrinsic values of $600 and $300, respectively, for vested options to purchase 65.455 and 32.727 shares of AAH common stock for $2,500 per share under the new equity incentive plan with intrinsic values of $492 and $245 and estimated fair values of $590 and $290, respectively. The fair value of such options was

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded as part of the purchase price allocations and has been classified as redeemable common securities on the Company’s consolidated balance sheet.

In April 2005, the Company granted 722 time-based options (“TBO’s”) and 760 performance based options (“PBO’s”) to key employees and its outside directors, exercisable at a strike price of $10,000. Under the PBO feature, the ability to exercise vested option awards is contingent upon the occurrence of an initial public offering of the Company’s common stock or a change in control of the Company and the achievement of specified investment returns to the Company’s shareholders. The Company used a minimum value method under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to determine the fair value of the Company Stock Options granted in April 2005, together with the following assumptions: dividend yield of 0%, risk-free interest rate of 3.1%, forfeitures and expected cancellation of 3% for TBO’s and 6% for PBO’s and an expected life of four years. The estimated fair value of the options granted in 2005 is amortized on a straight line basis to compensation expense, net of taxes, over the vesting period of four years. The Company recorded compensation expense of approximately $426 and $335 in general and administrative expenses during the years ended December 31, 2006 and 2005, respectively.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” as amended. SFAS No. 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity for goods or services and transactions that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Generally, the fair value approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123.

The Company adopted SFAS No. 123(R) using the prospective method. Since the Company’s common stock is not publicly traded, the options granted in 2005 under SFAS No. 123 continue to be expensed under the provisions of SFAS No. 123 using a minimum value method. Options issued subsequent to January 1, 2006 are expensed under the provisions of SFAS No. 123(R).

During the year ended December 31, 2006, the Company granted an additional 493.5 TBO’s and 896.5 PBO’s to key employees and outside directors exercisable at a strike price of $12,000 per share. In addition, in connection with the acquisition of Party America, certain Party America employees elected to roll their options to purchase Party America common stock into fully vested Company Stock Options. As a result, the Company issued 19.023 fully vested TBOs exercisable at strike prices of $6,267 and $10,321 per share and with a fair market value of $170. The fair value of these options was recorded as part of the purchase price allocations.

The Company recorded compensation expense of $782 during the year ended December 31, 2006, related to the options granted in 2006 under SFAS No. 123(R), in general and administrative expenses. The fair value of each grant is estimated on the grant date using a Black-Scholes option valuation model based on the assumptions in the following table.

Expected dividend rate	—
Risk free interest rate	4.85%
Price volatility	7.50
Weighted average expected	15.00
Forfeiture rate	7.75

The weighted average expected lives (estimated period of time outstanding) was estimated using the simplified method for determining the expected term. Expected volatility was based on implied historical

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

volatility of an applicable Dow Jones Industrial Average sector index for a period equal to the stock option’s expected life.

SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For 2006, no options were exercised by associates.

The following table summarizes the changes in outstanding options under the Predecessor’s 1997 Equity Incentive Plan for the four months ended April 30, 2004, and as of December 31, 2003:

		Average Exercise
	Options	Price

Outstanding at December 31, 2003	186.485	$—
Exercised/Exchanged	(186.485)	113,715

Outstanding at April 30, 2004	—	—

The following table summarizes the changes in outstanding options under the Equity Incentive Plan for the eight months ended December 31, 2004 and the years ended December 31, 2005 and December 31, 2006:

			Average Fair Market
		Average Exercise	Value of Options at
	Options	Price	Grant Date

Outstanding at May 1 and December 31, 2004	98.1818	$2,500
Granted	1,482.0000	10,000	$1,094
Exercised	—
Canceled	—
Outstanding at December 31, 2005	1,580.1818	$9,534

Granted	1,409.023	11,929	4,060
Exercised	(1)	10,000
Canceled	(130)	11,000

Outstanding at December 31, 2006	2,858.2048	$10,648

Exercisable at December 31, 2006	479.4048	$8,676.94

Note 16 — Income Taxes

A summary of domestic and foreign income (loss) before income taxes and minority interest follows:

			Eight Months
	Year Ended	Year Ended	Ended	Four Months
	December 31,	December 31,	December 31,	Ended April 30,
	2006	2005	2004	2004
				(Predecessor)
Domestic	$5,658	$11,542	$10,076	$(2,233)
Foreign	5,160	5,679	4,304	838

Total	$10,818	$17,221	$14,380	$(1,395)

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax expenses (benefit) consisted of the following:

			Eight Months
	Year Ended	Year Ended	Ended	Four Months
	December 31,	December 31,	December 31,	Ended April 30,
	2006	2005	2004	2004
				(Predecessor)
Current:
Federal	$6,493	$1,611	$523	$1,103
State	2,018	511	100	219
Foreign	2,110	1,575	1,418	347

Total current provision	10,621	3,697	2,041	1,669
Deferred:
Federal	(5,101)	2,748	2,950	(1,894)
State	(861)	(1,954)	688	(326)
Foreign	(364)	449	—	—

Total deferred provision (benefit)	(6,326)	1,243	3,638	(2,220)

Income tax expense (benefit)	$4,295	$4,940	$5,679	$(551)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income tax assets and liabilities from domestic jurisdictions consisted of the following at December 31:

	December 31,	December 31,
	2006	2005

Current deferred income tax assets:
Inventory valuation	$6,784	$6,103
Allowance for doubtful accounts	656	652
Accrued liabilities	4,899	3,081
Charitable contributions carryforward	533	890
Tax loss carryforward	1,156	—
Tax credit carryforward	—	595

Current deferred income tax assets (included in prepaid expenses and other current assets)	$14,028	$11,321

Non-current deferred income tax liabilities, net:
Property, plant and equipment	$5,370	$14,703
Intangible assets	66,442	37,202
Amortization of goodwill and other assets	12,280	12,239
Interest rate swap and foreign exchange contracts	—	366
Other	(500)	(728)

Non-current deferred income tax liabilities, net	$83,592	$63,782

At December 31, 2006, the Company had a net operating loss carryforward remaining from Party America of approximately $2,900. At December 31, 2004, the Company had a net operating loss carryforward of approximately $6,200 that was used in 2005. At December 31, 2005, the Company had a foreign tax credit

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carryforward of $595. In addition, the Company had alternative minimum tax credit carryforwards of $220 at December 31, 2004 which do not expire.

A non-current foreign deferred income tax asset of $660 and $543 at December 31, 2006 and 2005, respectively, is primarily attributable to non-current obligations recognized in connection with an acquisition in 1998 and is included in other assets, net.

The difference between the Company’s effective income tax rate and the federal statutory income tax rate is reconciled below:

			Eight Months
	Year Ended	Year Ended	Ended	Four Months
	December 31,	December 31,	December 31,	Ended April 30,
	2006	2005	2004	2004
				(Predecessor)
Provision at federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	7.0	2.9	3.1	4.9
Effective of New York apportionment change	—	(8.3)	—	—
Other	(2.3)	(0.8)	1.4	(0.4)

Effective income tax rate	39.7%	28.8%	39.5%	39.5%

During 2005, the Company recorded a $1,435 reduction to its income tax expense and net deferred income tax liability to reflect a change in New York State tax law governing the apportionment of income to New York State.

Other differences between the effective income tax rate and the federal statutory income tax rate are composed of favorable permanent differences related to inventory contributions and US domestic manufacturing deductions provided for in the American Jobs Creation Act of 2004, partly offset by the non-deductible portion of meals and entertainment expenses.

At December 31, 2006 and 2005, the Company’s share of the cumulative undistributed earnings of foreign subsidiaries was approximately $29,924 and $20,344, respectively. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries’ operations. It is not practical to estimate the amount of additional tax that might be payable on these foreign earnings in the event of distribution or sale; however, under existing law, foreign tax credits would be available to substantially reduce incremental U.S. taxes payable on amounts repatriated.

Note 17 — Commitments, Contingencies and Related Party Transactions

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

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, future minimum lease payments under all operating leases consisted of the following:

2007	$78,847
2008	61,451
2009	44,899
2010	35,225
2011	28,790
Thereafter	63,189

$312,401

We are also obligated for guarantees, subleases or assigned lease obligations for 22 of the franchise stores through 2011. The majority of the guarantees, subleases and assigned lease obligations were given when Party City sold stores in 1999 as part of a restructuring of its operations. The guarantees, subleases and assigned lease obligations continue until the applicable leases expire. The maximum amount of the guarantees, subleases and assigned lease obligations may vary, but is limited to the sum of the total amount due under the lease. At December 31, 2006, the maximum amount of the guarantees, subleases and assigned lease obligations was approximately $8,200, which is not included in the table above.

The operating leases included in the above table also do not include contingent rent based upon sales volume or other variable costs such as maintenance, insurance and taxes.

Rent expenses for the years ended December 31, 2006 and 2005, the eight months ended December 31, 2004, and four months ended April 30, 2004, was $82,064, $12,723, $7,610, and $3,768, respectively, and including immaterial amounts of rent expense related to contingent rent.

Product Royalty Agreements

The Company has entered into product royalty agreements with various licensors of copyrighted and trademarked characters and designs that are used on the Company’s products which require royalty payments based on sales of the Company’s products, and, in some cases, include annual minimum royalties.

At December 31, 2006, the Company’s commitment to pay future minimum product royalties was as follows:

2007	$2,608
2008	2,519
2009	1,627
2010	1,149
2011	1,099
Thereafter	2,000

$11,002

Product royalty expense for the years ended December 31, 2006 and 2005, the eight months ended December 31, 2004, and four months ended April 30, 2004, was $7,683, $5,913, $3,885, and $2,126, respectively.

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has entered into product purchase commitments with certain vendors. At December 31, 2006, the Company’s future product commitments were as follows:

2007	$19,140
2008	20,090
2009	21,100
2010	22,150
2011	23,260
Thereafter	—

$105,740

Legal Proceedings

The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.

Related Party Transactions

In connection with the 2004 Transactions, the Company executed a management agreement with Berkshire Partners LLC and Weston Presidio. Pursuant to the management agreement, Berkshire Partners LLC and Weston Presidio will be paid annual management fees of $833 and $417, respectively. For each of the years ended December 31, 2006 and 2005, management fees to Berkshire Partners LLC and Weston Presidio were $833 and $417, respectively. Management fees payable to Berkshire Partners LLC and Weston Presidio totaled $139 and $69 at December 31, 2006, and $139 and $69 at December 31, 2005, respectively, and are included in accrued expenses on the consolidated balance sheet. Although the indenture governing the 8.75% senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.

Goldman Sachs and its affiliates (the Predecessor principal investor) received fees totaling $8,123 for services provided in connection with the 2004 Transactions.

During the four months ended April 30, 2004, the Company sold $836 of metallic balloons and other party goods to American Greetings Corporation, a minority stockholder from February 2002 through the date of the 2004 Transactions.

Note 18 — Segment Information

Industry Segments

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

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s industry segment data for the year ended December 31, 2006 is as follows:

	Wholesale	Retail	Eliminations	Consolidated

Year Ended December 31, 2006
Total Revenues:
Net sales	$508,486	$560,808	$(75,952)	$993,342
Royalties and franchise fees	—	21,746	—	21,746

Total revenues	$508,486	$582,554	$(75,952)	$1,015,088

Income from operations	$51,904	$23,701	$(10,901)	$64,705

Interest expense, net				54,887
Other income, net				(1,000)

Income before income taxes and minority interests				$10,818

Long-lived assets	$797,940	$396,338	$(340,494)	$853,784

Prior to the Party City Acquisition on December 23, 2005, the Company operated as one segment — wholesale.

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

The Company’s geographic area data are as follows:

	Domestic	Foreign	Eliminations	Consolidated

Year Ended December 31, 2006
Revenues —
Net sales:
Sales to unaffiliated customers	$924,981	$68,361	$—	$993,342
Sales between geographic areas	20,166	—	(20,166)	—

Net sales	945,147	68,361	(20,166)	993,342
Royalties and franchise fees	21,746	—	—	21,746

Total revenues	$966,893	$68,361	$(20,166)	$1,015,088

Income from operations	$69,267	$6,339	$(10,901)	$64,705

Interest expense, net				54,887
Other loss, net				(1,000)

Income before income taxes and minority interests				$10,818

Long-lived assets	$881,900	$17,319	$(45,436)	$853,784

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Domestic	Foreign	Eliminations	Consolidated

Year Ended December 31, 2005
Revenues —
Net sales:
Sales to unaffiliated customers	$356,801	$60,425	$—	$417,226
Sales between geographic areas	19,858	—	(19,858)	—

Net sales	376,659	60,425	(19,858)	417,226
Royalties and franchise fees	509	—	—	509

Total revenues	$377,168	$60,425	$(19,858)	$417,735

Income from operations	$41,690	$5,660	$1,014	$48,364

Interest expense, net				31,907
Other loss, net				(764)

Income before income taxes and minority interests				$17,221

Long-lived assets	$820,414	$11,491	$(32,750)	$799,155

	Domestic	Foreign	Eliminations	Consolidated

Eight Months Ended December 31, 2004
Net sales:
Sales to unaffiliated customers	$227,733	$37,823	$—	$265,556
Sales between geographic areas	11,539	—	(11,539)	—

Net sales	$239,272	$37,823	$—	$265,556

Income from operations	$29,893	$3,588	$905	$34,386

Interest expense, net				19,124
Other loss, net				882

Income before income taxes and minority interests				$14,380

Long-lived assets	$470,542	$10,508	$(25,404)	$455,646

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Domestic	Foreign	Eliminations	Consolidated

Predecessor
Four Months Ended April 30, 2004
Net sales:
Sales to unaffiliated customers	$115,939	$17,721	$—	$133,660
Sales between geographic areas	5,487	—	(5,487)	—

Net sales	$121,426	$17,721	$(5,487)	$133,660

Income from operations	$5,517	$1,156	$347	$7,020

Interest expense, net				8,384
Other loss, net				31

Loss before income tax benefit and minority interests				$(1,395)

Long-lived assets	$187,796	$8,473	$(25,224)	$171,045

Note 19 — Quarterly Results (Unaudited)

Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines and wholesale customer base and increased promotional activities, the impact of seasonality on the quarterly results of our wholesale operations in recent years has been limited. Promotional activities, including special dating terms, particularly with respect to Halloween and Christmas products sold to retailers and other distributors in the third quarter, and the introduction of our new everyday products and designs during the fourth quarter result in higher accounts receivables and inventory balances and higher interest costs to support these balances. The retail operations are subject to substantial seasonal variations. Historically, our retail operations have realized a significant portion of its net sales, net income and cash flow in the fourth quarter of the year, principally due to the sales in October for the Halloween season and, to a lesser extent, due to sales for end of year holidays. Operations of Party America are included in the Company’s 2006 result of operations for only the period from the Party America Acquisition Date of September 29, 2006 through December 30, 2006. Also, while the operations of Party City are included in the Company’s results of operations for the full year of 2006, they are only included in the results of operations for 2005 for the eight day period from the

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Party City Acquisition date through December 31, 2005. The following table sets forth our historical revenues, gross profit, income (loss) from operations and net income (loss), by quarter, for 2006 and 2005.

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands)

2006
Revenues:
Net sales	$204,183	$223,847	$220,514	$344,798(a	)
Royalties and franchise fees	4,157	4,886	4,505	8,198(a	)
Gross profit	59,673	71,529	68,686	138,723(a	)
Income from operations	1,202	12,244	5,311	45,948(a	)(b)
Net (loss) income	(7,157)	(9)	(5,675)	19,281(a	)(b)
2005
Revenues:
Net sales	$100,376	$101,285	$105,582	$109,983(c	)
Royalties and franchise fees	—	—	—	509(c	)
Gross profit	33,575	32,523	36,022	33,474(c	)
Income from operations	13,951	11,602	16,487	6,324(c	)(d)(e)
Net income (loss)	4,006	3,621	5,279	(646	)(c)(d)(e)

(a)	The results of operations for 2006 include the results of Party America for the period from the Party America Acquisition Date through December 30, 2006.

(b)	The results of operations for the fourth quarter of 2006 include adjustments to decrease depreciation expense by $3,032, and increase rent expense by $2,898, representing the difference between the actual depreciation and amortization expense and rent expense, respectively, following the completion of purchase accounting for the Party City Acquisition.

(c)	The results of operations for the fourth quarter of 2005 include the results of Party City for the eight-day period from the Party City Acquisition date through December 31, 2005.

(d)	In connection with the Party City Acquisition, we recorded non-recurring expenses of $4,000 due to the write-off of deferred financing costs associated with the repayment of debt.

(e)	The results of operations for the fourth quarter of 2005 include an adjustment to increase depreciation and amortization expense by $1,932, representing the difference between the actual depreciation and amortization expense following the completion of purchase accounting for the 2004 Transactions in the second quarter of 2005 and amounts previously recorded.

Note 20 — Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value at December 31, 2006 and 2005 because of the short-term maturity of those instruments or their variable rates of interest.

The carrying amounts of the Company’s $175,000 Senior Sub Notes at December 31, 2006 and December 31, 2005 approximated fair value, based on market price. The carrying amounts of the Company’s borrowings under the First Term Loan, First Term Loan Revolver and Second Term Loan at December 31, 2006 and at December 31, 2005 approximate fair value because such obligations generally bear interest at floating rates. The carrying amounts for other long-term debt approximate fair value at December 31, 2006

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2005, based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity.

Note 21 — Derivative Financial Instruments

Interest Rate Risk Management

As part of the Company’s risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations (see Notes 7 and 8). Accordingly, interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in stockholders’ equity (deficit) and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The fair value of an interest rate swap agreement is the estimated amount that the counterparty would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparty.

To effectively fix the interest rate on a portion of its first lien mortgage loan (see Note 8), the Company entered into an interest rate swap agreement with a financial institution during 2006, for an initial aggregate notional amount of $57,000. At December 31, 2006, this interest rate swap agreement had an unrealized net gain of $75, which was included in accumulated other comprehensive income (loss) (see Note 22). No components of the agreements are excluded in the measurement of hedge effectiveness. As this hedge is 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The fair value of interest rate contracts at December 31, 2006 of $119 is reported in other current assets in the consolidated balance sheet. As of December 31, 2005, we did not have any derivative contracts designated as cash flow hedges as defined in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

In addition to the agreement above, during the year ended December 31, 2006, the Company purchased a $73,000 interest rate cap at 6.00%, for $188, which was charged to expense during the year.

Foreign Exchange Risk Management

A portion of the Company’s cash flows is derived from transactions denominated in foreign currencies. The United States dollar value of transactions denominated in foreign currencies fluctuates as the United States dollar strengthens or weakens relative to these foreign currencies. In order to reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, including the British Pound Sterling and the Euro, the Company enters into foreign exchange contracts with major international financial institutions. These forward contracts, which typically mature within one year, are designed to hedge anticipated foreign currency transactions, primarily inter-company inventory purchases and trade receivables. No components of the contracts are excluded in the measurement of hedge effectiveness. The critical terms of the foreign exchange contracts are the same as the underlying forecasted transactions; therefore, changes in the fair value of foreign exchange contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions.

At December 31, 2006, the Company had foreign currency exchange contracts with notional amounts of $18,000. The foreign currency exchange contracts are reflected in the consolidate balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counter-parties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. The fair value adjustment at December 31, 2006 resulted in an unrealized net loss of $61, which was included in accumulated other comprehensive income (loss) (see Note 22). No components of theses agreements are excluded in the measurement of hedge effectiveness. As this hedge is 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all gains and losses in accumulated other comprehensive income (loss)

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to these foreign exchange contracts will be reclassified into earnings by December 2007. The fair value of foreign exchange contracts for the year ended December 31, 2006 of ($97) is reported in accrued expenses in the consolidate balance sheet.

At December 31, 2005, the Company had foreign currency exchange contracts with notional amounts of $8,456. These contracts did not qualify as foreign currency hedges as defined in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The fair value of foreign exchange contracts for the year ended December 31, 2005 of $183 is reported in other current assets in the consolidated balance sheet. As these contracts settled in 2006, the fair value adjustment at December 31, 2006 resulted in a loss of $171 recorded as other loss. The fair value adjustment at December 31, 2005 resulted in a gain of $1,220 recorded as other income (see Note 13)

Note 22 — Sales Leaseback Transaction

On May 25, 2006, the Company sold a warehouse located in Chester, NY and entered into a leaseback for the same warehouse under a one-year lease agreement. Net proceeds from the sale of the property were approximately $12,613 and the total gain on the sales transaction was $2,666. Of the total gain, $2,188 was recognized in 2006, under the caption other (income) expense, and $548 was deferred, to be recognized as income over the remainder of the one-year leaseback period. Additionally, $795 of rent expense was recorded in 2006, while $568 will be recognized on a straight-line basis over the remainder of the one-year leaseback period.

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22 — Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

			Eight Months	Four Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	April 30,
	2006	2005	2004	2004
				(Predecessor)
Net income (loss)	$6,440	$12,260	$8,564	$(890)
Net change in cumulative translation adjustment	2,446	(2,699)	1,702	(673)
Change in fair value of available-for-sale securities, net of income tax (benefit) of $(14) and $620, respectively	—	—	—	(22)
Reclassification adjustment for available-for-sale securities sold during the period, net of income tax benefit of $(19)	—	—	—	(28)
Change in fair value of interest rate swap contracts, net of income tax expense (benefit) of $44, $(120), and $54	75	—	(184)	82
Reclassification adjustment for terminated interest rate swap and foreign exchange contracts, net of income taxes of $233 and $266, respectively	—	357	—	408
Change in fair value of the foreign exchange contracts, net of income tax expense (benefit) of $(36) $(113)and $146, respectively	(61)	—	(173)	224

	$8,900	$9,918	$9,909	$(899)

Accumulated other comprehensive income (loss) consisted of the following:

	December 31,	December 31,
	2006	2005

Cumulative translation adjustment	$1,449	$(997)
Interest rate swap contracts, net of income tax expense of $44	75	—
Foreign exchange contracts, net of income tax benefit of $(36)	(61)

Total accumulated other comprehensive (loss) income	$1,463	$(997)

Note 23 — Condensed Consolidating Financial Information (Unaudited)

On December 23, 2005, in connection with the Party City Acquisition, the Company repaid all borrowings under the Old Term Loan. The Company financed the acquisition with (i) the Equity Investment of $166,425, (ii) the First Term Loan of $325,000, which includes the $85,000 First Term Loan Revolver, (iii) borrowings under the Second Term Loan of $60,000, and (iv) cash on-hand of $20,365. In addition, the $175,000 of Senior Sub Notes from the 2004 Transactions remained.

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borrowings under the Senior Sub Notes, First Term, First Term Loan Revolver and Second Term Loan and are guaranteed jointly and severally, fully and unconditionally, by the following wholly-owned domestic subsidiaries of the Company (the “Guarantors”):

•	Amscan Inc.

•	Am-Source, LLC

•	Anagram International, Inc.

•	Anagram International Holdings, Inc.

•	Anagram International, LLC

•	M&D Industries, Inc.

•	Party City Corporation

•	PA Acquisition Corporation

•	SSY Realty Corp.

•	JCS Packaging Inc. (formerly JCS Realty Corp.)

•	Anagram Eden Prairie Property Holdings LLC

•	Trisar, Inc.

Non-guarantor subsidiaries (“Non-guarantors”) include the following:

•	Amscan Distributors (Canada) Ltd.

•	Amscan Holdings Limited

•	Amscan (Asia-Pacific) Pty. Ltd.

•	Amscan Partyartikel GmbH

•	Amscan de Mexico, S.A. de C.V.

•	Anagram International (Japan) Co., Ltd.

•	Anagram Espana, S.A.

•	Anagram France S.C.S.

•	JCS Hong Kong Ltd.

The following consolidating information presents consolidating balance sheets as of December 31, 2006 and 2005 (Successor), and the related consolidating statements of operations and cash flows for the years ended December 31, 2006 and 2005, the eight months ended December 31, 2004, and the four months ended April 30, 2004 (Predecessor) for the combined Guarantors and the combined Non-guarantors and elimination entries necessary to consolidate the entities comprising the combined companies.

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEET
December 31, 2006

	AAH and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
	(Unaudited)
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$4,395	$571		$4,966
Accounts receivable, net	82,193	13,277		95,470
Inventories, net	214,681	13,313	$(544)	227,450
Prepaid expenses and other current assets	33,960	1,740		35,700

Total current assets	335,229	28,901	(544)	363,586
Property, plant and equipment, net	152,956	2,487		155,443
Goodwill, net	472,447	4,256		476,704
Trade names	143,000	—		143,000
Other intangible assets, net	47,407	—		47,407
Intercompany due from/(due to)	37,831	7,582	(45,413)	—
Other assets	28,260	2,993	(23)	31,230

Total assets	$1,217,130	$46,219	$(45,980)	$1,217,371

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$4,930	$—		$4,930
Accounts payable	108,192	2,237		110,429
Accrued expenses	61,940	6,149		68,089
Income taxes payable	8,908	(50)	$16	8,874
Intercompany due from/(due to)	9,933	35,574	(45,507)	—
Current portion of long-term obligations	3,523	180		3,703

Total current liabilities	197,426	44,090	(45,491)	196,025
Long-term obligations, excluding current portion	558,265	107		558,372
Deferred income tax liabilities	82,891	701		83,592
Deferred rent and other long-term liabilities	8,946	1,389	(136)	10,199

Total liabilities	847,528	46,287	(45,627)	848,188
Redeemable common securities	9,343	—		9,343
Commitments and contingencies
Stockholders’ equity:
Common stock	—	339	(339)	—
Additional paid-in capital	331,113	—		331,113
Retained earnings	27,685	(327)	(94)	27,264
Accumulated other comprehensive (loss) income	1,463	(80)	80	1,463

Total stockholders’ equity	360,261	(68)	(353)	359,840

Total liabilities, redeemable common securities and stockholders’ equity	$1,217,130	$46,219	$(45,980)	$1,217,371

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEET
December 31, 2005

	AAH and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
	(Unaudited)
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$7,695	$1,050		$8,745
Accounts receivable, net	71,234	11,795		83,029
Inventories, net	175,087	13,955	$(585)	188,457
Prepaid expenses and other current assets	37,851	1,710		39,561

Total current assets	291,867	28,510	(585)	319,792
Property, plant and equipment, net	147,340	2,297		150,877
Goodwill, net	501,985	3,746		505,731
Trade names	68,500	—		68,500
Other intangible assets, net	48,699	—		48,699
Other assets	52,650	5,448	(32,750)	25,348

Total assets	$1,112,281	$40,001	$(33,335)	$1,118,947

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,259	$3,528		$105,787
Accrued expenses	46,093	4,713		50,806
Income taxes payable	3,331	168	$(112)	3,387
Current portion of long-term obligations	2,138	205		2,643

Total current liabilities	154,121	8,614	(112)	162,623
Long-term obligations, excluding current portion	561,366	201		561,567
Non-current deferred income tax liabilities	63,164	618		63,782
Deferred rent and other long-term liabilities	5,553	30,552	(32,761)	3,344

Total liabilities	784,204	39,985	(32,873)	791,316
Redeemable common securities	6,821	—		6,821
Commitments and contingencies
Stockholders’ equity:
Common stock	—	339	(339)	—
Additional paid-in capital	300,983	—		300,983
Retained earnings	21,270	(243)	(203)	20,824
Accumulated other comprehensive (loss) income	(997)	(80)	80	(997)

Total stockholders’ equity	321,256	16	(462)	320,810

Total liabilities, redeemable common securities and stockholders’ equity	$1,112,281	$40,001	$(33,335)	$1,118,947

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For Year Ended December 31, 2006

	AAH and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Unaudited)
	(Dollars in thousands)

Revenues:
Net sales	$945,147	$68,361	$(20,166)	$993,342
Royalties and franchise fees	21,746	—		21,746

Total revenues	966,893	68,361	(20,166)	1,015,088
Total expenses:
Cost of sales	651,083	45,651	(20,207)	676,527
Selling expenses	31,355	8,094		39,449
Retail operating expenses	126,224	—	—	126,224
Franchise expenses	13,009	—	—	13,009
General and administrative expenses	77,879	8,277	(1,320)	84,836
Art and development costs	10,338	—	—	10,338

Total expenses	909,888	62,022	(21,527)	950,383

Income from operations	57,005	6,339	1,361	64,705
Interest expense, net	54,748	139	—	54,887
Other (income) loss, net	(6,754)	542	5,212	(1,000)

Income before income taxes and minority interests	9,011	5,658	(3,851)	10,818
Income tax expense (benefit)	2,596	1,683	16	4,295
Minority interests	—	83	—	83

Net income (loss)	$6,415	$3,892	$(3,867)	$6,440

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For The Year Ended December 31, 2005

	AAH and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Unaudited)
	(Dollars in thousands)

Revenues:
Net sales	$376,659	$60,425	$(19,858)	$417,226
Royalties and franchise fees	509	—		509

Total revenues	377,168	60,425	(19,858)	417,735
Total expenses:
Cost of sales	261,210	39,974	(19,552)	281,632
Selling expenses	28,756	7,425		36,181
Retail operating expenses	1,824	—		1,824
Franchise expenses	779	—		779
General and administrative expenses	29,980	7,366	(1,320)	36,026
Art and development costs	8,941	—		8,941
Non-recurring expenses	3,988	—		3,988

Total expenses	335,478	54,765	(20,872)	369,371

Income from operations	41,690	5,660	1,014	48,364
Interest expense, net	31,774	133		31,907
Other (income) loss, net	(6,062)	(994)	6,292	(764)

Income before income taxes and minority interests	15,978	6,521	(5,278)	17,221
Income tax expense (benefit)	3,524	1,528	(112)	4,940
Minority interests	—	21		21

Net income (loss)	$12,454	$4,972	$(5,166)	$12,260

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For The Eight Months Ended December 31, 2004

	AAH and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Unaudited)
	(Dollars in thousands)

Revenues:
Net sales	$239,272	$37,823	$(11,539)	$265,556
Cost of sales	165,028	24,746	(11,564)	178,210

Gross profit	74,244	13,077	25	87,346
Operating expenses:
Selling expenses	18,959	4,570		23,529
General and administrative expenses	18,679	4,919	(880)	22,718
Art and development costs	6,713	—		6,713

Total operating expenses	44,351	9,489	(880)	52,960

Income from operations	29,893	3,588	905	34,386
Interest expense, net	19,022	102		19,124
Other (income) loss, net	(2,385)	(80)	3,347	882

Income before income taxes and minority interests	13,256	3,566	(2,442)	14,380
Income tax expense	4,707	962	10	5,679
Minority interests	—	137		137

Net income (loss)	$8,549	$2,467	$(2,452)	$8,564

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For The Four Months Ended April 30, 2004
(Predecessor)

	AAH and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Unaudited)
	(Dollars in thousands)

Net sales	$121,426	$17,721	$(5,487)	$133,660
Cost of sales	81,845	11,796	(5,394)	88,247

Gross profit	39,581	5,925	(93)	45,413
Operating expenses:
Selling expenses	10,095	2,335		12,430
General and administrative expenses	8,880	2,434	(440)	10,874
Art and development costs	3,332	—		3,332
Non-recurring expenses	11,757	—		11,757

Total operating expenses	34,064	4,769	(440)	38,393

Income from operations	5,517	1,156	347	7,020
Interest expense, net	8,320	64		8,384
Other income (loss), net	(1,105)	(39)	1,175	31

(Loss) income before income taxes and minority interests	(1,698)	1,131	(828)	(1,395)
Income tax (benefit) expense	(864)	350	(37)	(551)
Minority interests	—	46		46

Net (loss) income	(834)	735	(791)	(890)
Dividend on redeemable convertible preferred stock	136	—		136

Net (loss) income applicable to common shares	$(970)	$735	$(791)	$(1,026)

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For Year Ended December 31, 2006

	AAH and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations		Consolidated
	(Unaudited)
	(Dollars in thousands)

Cash flows provided by operating activities:
Net income (loss)	$6,415	$3,892		$(3,867)	$6,440
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	37,808	811			38,619
Amortization of deferred financing costs	2,661	—			2,661
Deferred rent	3,019	—			3,019
Provision for doubtful accounts	1,324	344			1,668
Deferred income tax expense (benefit)	(6,326)				(6,326)
(Gain) loss on disposal of property, plant and equipment	(886)	7			(879)
Undistributed loss in unconsolidated joint venture	(429)				(429)
Equity based compensation	1,208	—			1,208
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(21,919)	(1,826)			(23,745)
(Increase) decrease in inventories	(7,729)	642		(41)	(7,128)
Decrease (increase) in prepaid expenses, other current assets and other, net	12,702	(30)			12,672
Increase (decrease) in accounts payable, accrued expenses, income taxes payable and other liabilities	4,318	(5,001)		3,908	3,225

Net cash provided by operating activities	32,166	(1,161)		—	31,005
Cash flows used in investing activities:
Cash contributed to joint venture and cash paid for acquisition	(14,634)	—			(14,634)
Capital expenditures	(39,568)	(808)			(40,376)
Proceeds from disposal of property, plant and equipment	14,839	52			14,891

Net cash used in investing activities	(39,363)	(756)			(40,119)
Cash flows provided by (used in) financing activities
Proceeds from loans, notes payable and long-term obligations, net of debt issuance costs	5,149	—			5,149
Repayment of loans, notes payable and long-term obligations	(3,135)	(257)			(3,392)
Issuance of common stock	1,899	—			1,899
Purchase and retirement of redeemable common stock	(114)	—			(114)

Net cash provided by (used in) financing activities	3,799	(257)			3,542
Effect of exchange rate changes on cash and cash equivalents	98	1,695			1,793

Net increase (decrease) in cash and cash equivalents	(3,300)	(479)			(3,779)
Cash and cash equivalents at beginning of period	7,695	1,050			8,745

Cash and cash equivalents at end of period	$4,395	$571	$		$4,966

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 31, 2005

	AAH and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations		Consolidated
	(Unaudited)
	(Dollars in thousands)

Cash flows provided by operating activities:
Net income (loss)	$12,454	$4,972		$(5,166)	$12,260
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	17,924	678			18,602
Amortization of deferred financing costs	1,582	—			1,582
Deferred rent	32	—			32
Provision for doubtful accounts	627	168			795
Deferred income tax expense (benefit)	1,242	1			1,243
(Gain) loss on disposal of property, plant and equipment	30	4			34
Undistributed loss in unconsolidated joint venture	987	—			987
Write-off of deferred financing costs	3,988	—			3,988
Equity based compensation	335	—			335
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(847)	(307)			(1,154)
(Increase) decrease in inventories	(16,038)	(2,903)		306	(18,635)
Decrease (increase) in prepaid expenses, other current assets and other, net	1,009	(383)			626
(Decrease) increase in accounts payable, accrued expenses, income taxes payable and other liabilities	(10,933)	864		4,860	(5,209)

Net cash provided by operating activities s	12,392	3,094		—	15,486
Cash flows used in investing activities:
Cash paid in connection with Party City Acquisition	(325,562)	—			(325,562)
Capital expenditures	(16,119)	(932)			(17,051)
Proceeds from disposal of property, plant and equipment	22	66			88

Net cash used in investing activities	(341,659)	(866)			(342,525)
Cash flows provided by (used in) financing activities
Proceeds from loans, notes payable and long-term obligations, net of debt issuance costs	372,813	—			372,813
Repayment of loans, notes payable and long-term obligations	(206,155)	(217)			(206,372)
Capital contributions	167,049	—			167,049
Purchase of common stock from officers	(109)	—			(109)

Net cash provided by (used in) financing activities	333,598	(217)			333,381
Effect of exchange rate changes on cash and cash equivalents	211	(2,060)			(1,849)

Net increase (decrease) in cash and cash equivalents	4,542	(49)			4,493
Cash and cash equivalents at beginning of period	3,153	1,099			4,252

Cash and cash equivalents at end of period	$7,695	$1,050	$		$8,745

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For The Eight Months Ended December 31, 2004

	AAH and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations		Consolidated
	(Unaudited)
	(Dollars in thousands)

Cash flows provided by (used in) operating activities:
Net income	$8,549	$2,467		$(2,452)	$8,564
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization expense	9,070	449			9,519
Amortization of deferred financing costs	1,022	—			1,022
Provision for doubtful accounts	975	333			1,308
Deferred income tax benefit	3,638	—			3,638
Gain on disposal of equipment	(1)	(3)			(4)
Undistributed loss in unconsolidated joint venture	1,168	—			1,168
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,350	202			1,552
Increase in inventories, net	(4,571)	(1,998)		(25)	(6,594)
(Increase) decrease in prepaid expenses, other current assets and other, net	(56)	(2,938)		2,467	(527)
Increase (decrease) in accounts payable, accrued expenses and income taxes payable	4,212	894		10	5,116

Net cash provided by (used in) operating activities	25,356	(594)			24,762
Cash flows used in investing activities:
Cash paid to consummate the 2004 Transactions	(529,982)	—			(529,982)
Capital expenditures	(7,384)	(325)			(7,709)
Proceeds from disposal of property and equipment	160	399			559

Net cash used in investing activities	(537,206)	74			(537,132)
Cash flows provided by (used in) financing activities:
Proceeds from loans, notes payable and long-term obligations, net of debt issuance costs of $12,705	368,941	—			368,941
Repayment of loans, notes payable and long-term obligations	(1,651)	(117)			(1,768)
Capital contributions in connection with the 2004 Transactions	139,024	—			139,024

Net cash provided by (used in) financing activities	506,314	(117)			506,197
Effect of exchange rate changes on cash and cash equivalents	43	1,145			1,188

Net decrease in cash and cash equivalents	(5,493)	508			(4,985)
Cash and cash equivalents at beginning of period	8,646	591			9,237

Cash and cash equivalents at end of period	$3,153	$1,099	$		$4,252

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For The Four Months Ended April 30, 2004
(Predecessor)

	AAH and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations		Consolidated
	(Unaudited)
	(Dollars in thousands)

Cash flows provided by operating activities:
Net (loss) income	$(834)	$735		$(791)	$(890)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	5,076	220			5,296
Amortization of deferred financing costs	709	—			709
Amortization of restricted Common Stock award	52	—			52
Provision for doubtful accounts	600	129			729
Deferred income tax benefit	(2,220)	—			(2,220)
Gain on disposal of equipment	—	(35)			(35)
Undistributed loss in unconsolidated joint venture	89	—			89
Debt retirement costs incurred in connection with the 2004 Transactions	6,209	—			6,209
Write-off of deferred financing costs	5,548	—			5,548
Gain on sale of available-for-sale securities	(47)	—			(47)
Changes in operating assets and liabilities:
Increase in accounts receivable	(13,843)	(1,404)			(15,247)
Decrease in inventories, net	5,833	303		93	6,229
(Increase) decrease in prepaid expenses and other current assets	(2,400)	664		735	(1,001)
Increase (decrease) in accounts payable, accrued expenses and income taxes payable	3,663	365		(37)	3,991

Net cash provided by operating activities	8,435	977			9,412
Cash flows used in investing activities:
Capital expenditures	(3,205)	(521)			(3,726)
Proceeds from sale of available-for-sale securities	65	—			65
Proceeds from disposal of property and equipment	—	53			53

Net cash used in investing activities	(3,140)	(468)			(3,608)
Cash flows used in financing activities:
Repayment of loans, notes payable and long-term obligations	(21,184)	(67)			(21,251)
Debt retirement costs paid in connection with the 2004 Transactions	(6,209)	—			(6,209)
Repayment of note receivable from stockholder	25	—			25

Net cash used in financing activities	(27,368)	(67)			(27,435)
Effect of exchange rate changes on cash and cash equivalents	(21)	(573)			(594)

Net decrease in cash and cash equivalents	(22,094)	(131)			(22,225)
Cash and cash equivalents at beginning of period	30,740	722			31,462

Cash and cash equivalents at end of period	$8,646	$591	$		$9,237

SCHEDULE II

AMSCAN HOLDINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006 and 2005, the Eight Months Ended December 31, 2004
and Four Months Ended April 30, 2004

	Beginning			Ending
	Balance	Write-Offs	Additions	Balance
	(Dollars in thousands)

Allowance for Doubtful Accounts:
Predecessor
For the four months ended April 30, 2004	2,825	444	729	3,110
For the eight months ended December 31, 2004	3,110	1,825	1,308	2,593
For the year ended December 31, 2005	2,593	1,590	795	1,798
For the year ended December 31, 2006	1,798	1,315	1,668	2,151
Inventory Reserves::
Predecessor
For the four months ended April 30, 2004	2,725	277	583	3,031
For the eight months ended December 31, 2004	—	—	984	984
For the year ended December 31, 2005	984	1,859	3,061	2,186
For the year ended December 31, 2006	2,186	6,168	3,051	5,303