Form 10-Q
period 2007-03-31
AMSCAN HOLDINGS INC
filed 2007-05-15
CIK 1024729

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

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

     As of May 15, 2007, 1,000.00 shares of Registrant's common stock, par value $0.10, were outstanding.

================================================================================

                              AMSCAN HOLDINGS, INC.
                                    FORM 10-Q

                                 MARCH 31, 2007

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       Condensed Consolidated Balance Sheets at March 31, 2007 and
          December 31, 2006 .............................................     3

       Condensed Consolidated Statements of Operations for the Three
          Months Ended March 31, 2007 and 2006 ..........................     4

       Condensed Consolidated Statement of Stockholders' Equity for
          the Three Months Ended March 31, 2007 .........................     5

       Condensed Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 2007 and 2006 ..........................     6

       Notes to Condensed Consolidated Financial Statements .............     7

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS .....................................    21

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .......    25

ITEM 4 CONTROLS AND PROCEDURES ..........................................    26

                                     PART II

ITEM 5 OTHER INFORMATION ................................................    26

ITEM 6 EXHIBITS .........................................................    27

SIGNATURE ...............................................................    28

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

                              AMSCAN HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      MARCH 31,    DECEMBER 31,
                                                                                         2007          2006
                                                                                     -----------   ------------
                                                                                     (UNAUDITED)      (NOTE)
ASSETS
Current assets:
   Cash and cash equivalents......................................................    $    3,350    $    4,966
   Accounts receivable, net of allowances.........................................        95,342        95,470
   Inventories, net of allowances.................................................       235,065       227,450
   Prepaid expenses and other current assets......................................        37,890        35,700
                                                                                      ----------    ----------
      Total current assets ......................................................        371,647       363,586
Property, plant and equipment, net................................................       151,577       155,443
Goodwill..........................................................................       475,800       476,704
Trade names.......................................................................       143,000       143,000
Other intangible assets, net......................................................        45,194        47,407
Other assets, net.................................................................        31,074        31,231
                                                                                      ----------    ----------
      Total assets...............................................................     $1,218,292    $1,217,371
                                                                                      ==========    ==========
LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Loans and notes payable........................................................    $   48,765    $    4,930
   Accounts payable...............................................................        81,055       110,429
   Accrued expenses...............................................................        66,816        68,089
   Income taxes payable...........................................................           409         6,274
   Current portion of long-term obligations.......................................         3,389         3,703
                                                                                      ----------    ----------
      Total current liabilities...................................................       200,434       193,425
Long-term obligations, excluding current portion..................................       558,438       558,372
Deferred income tax liabilities...................................................        82,550        83,592
Other.............................................................................        11,829        12,799
                                                                                      ----------    ----------
      Total liabilities...........................................................       853,251       848,188
Redeemable common securities......................................................         9,331         9,343
Commitments and contingencies.....................................................
Stockholders' equity:
   Common Stock ($0.01 par value; 40,000.00 shares authorized; 30,106.98 shares issued and outstanding at March 31, 2007 and 30,100.75 shares
      issued and outstanding at December 31, 2006)................................            --            --
   Additional paid-in capital.....................................................       331,520       331,113
   Retained earnings..............................................................        22,831        27,264
   Accumulated other comprehensive income.........................................         1,359         1,463
                                                                                      ----------    ----------
      Total stockholders' equity..................................................       355,710       359,840
                                                                                      ----------    ----------
      Total liabilities, redeemable common securities and stockholders' equity ...    $1,218,292    $1,217,371
                                                                                      ==========    ==========

Note: The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date (see Note 3).

     See accompanying notes to condensed consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                           -------------------
                                                             2007       2006
                                                           --------   --------
Revenues:
   Net sales............................................   $243,529   $204,183
   Royalties and franchise fees.........................      4,895      4,157
                                                           --------   --------
      Total revenues....................................    248,424    208,340
Expenses:
   Cost of sales........................................    165,823    148,667
   Selling expenses.....................................     10,480      9,175
   Retail operating expenses............................     34,883     24,199
   Franchise expenses...................................      3,350      2,837
   General and administrative expenses..................     24,132     19,778
   Art and development costs............................      2,919      2,482
                                                           --------   --------
      Total expenses....................................    241,587    207,138
                                                           --------   --------
         Income from operations.........................      6,837      1,202
Interest expense, net...................................     14,075     13,223
Other income, net.......................................       (138)      (275)
                                                           --------   --------
      Loss before income taxes and minority interests...     (7,100)   (11,746)
Income tax benefit......................................     (2,706)    (4,659)
Minority interests......................................          8         70
                                                           --------   --------
      Net loss..........................................   $ (4,402)  $ (7,157)
                                                           ========   ========

     See accompanying notes to condensed consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2007
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                  ACCUMULATED
                                                                         ADDITIONAL                  OTHER
                                                      COMMON    COMMON     PAID-IN    RETAINED   COMPREHENSIVE
                                                      SHARES     STOCK     CAPITAL    EARNINGS       INCOME        TOTAL
                                                    ---------   ------   ----------   --------   -------------   --------
Balance at December 31, 2006 ....................   30,100.75     $--     $331,113     $27,264       $1,463      $359,840
   Net loss .....................................                                       (4,402)                    (4,402)
   Cumulative change from adoption of FIN 48 (see
      Note 5) ...................................                                          (31)                       (31)
   Net change in cumulative translation
      adjustment ................................                                                       179           179
   Change in fair value of interest rate swap
      contracts, net of income tax benefit ......                                                      (144)         (144)
   Change in fair value of foreign exchange
      contracts, net of income tax benefit ......                                                      (139)         (139)
                                                                                                     ------      --------
   Comprehensive loss ...........................                                                                  (4,537)
                                                                                                                 --------
   Proceeds from exercise of options ............        7.63                   48                                     48
   Purchase and retirement of redeemable and
      non-redeemable common stock held by former
      employees .................................       (1.40)                  (8)                                    (8)
   Stock option compensation expense ............                              367                                    367
                                                    ---------     ---     --------     -------       ------      --------
Balance at March 31, 2007 .......................   30,106.98     $--     $331,520     $22,831       $1,359      $355,710
                                                    =========     ===     ========     =======       ======      ========

                              AMSCAN HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                  THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                              -------------------
                                                                                2007       2006
                                                                              --------   --------
Cash flows used in operating activities:
   Net loss................................................................   $ (4,402)  $ (7,157)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization expense................................      9,940      9,560
      Amortization of deferred financing costs.............................        663        644
      Provision for doubtful accounts......................................        448        281
      Deferred income tax benefit..........................................     (1,046)      (868)
      Deferred rent........................................................        593        690
      Undistributed loss (gain) in unconsolidated joint venture............         51       (325)
      Loss on disposal of equipment........................................         45         26
      Equity based compensation............................................        367        111
      Changes in operating assets and liabilities:
         Increase in accounts receivable...................................       (319)   (15,178)
         Increase in inventories...........................................     (7,615)      (237)
         Increase in prepaid expenses and other current assets.............     (2,034)    (1,497)
         Decrease in accounts payable, accrued expenses and income taxes
            payable........................................................    (38,035)   (28,788)
      Other, net...........................................................          5         --
                                                                              --------   --------
         Net cash used in operating activities.............................    (41,339)   (42,738)
Cash flows used in investing activities:
   Cash paid in connection with store acquisitions.........................       (350)      (222)
   Capital expenditures....................................................     (3,799)    (7,211)
   Proceeds from disposal of property and equipment........................         --        492
                                                                              --------   --------
         Net cash used in investing activities.............................     (4,149)    (6,941)
Cash flows provided by financing activities:
   Repayment of loans, notes payable and long-term obligations.............       (125)      (239)
   Proceeds from short-term obligations....................................     43,835     43,325
   Proceeds from capital transactions, net.................................         28         --
                                                                              --------   --------
         Net cash provided by financing activities.........................     43,738     43,086
Effect of exchange rate changes on cash and cash equivalents...............        134       (219)
                                                                              --------   --------
         Net decrease in cash and cash equivalents.........................     (1,616)    (6,812)
Cash and cash equivalents at beginning of period...........................      4,966      8,745
                                                                              --------   --------
Cash and cash equivalents at end of period.................................   $  3,350   $  1,933
                                                                              ========   ========
Supplemental Disclosures:
         Interest paid.....................................................   $  9,331   $  6,087
         Income taxes paid.................................................   $  5,447   $  1,333

     See accompanying notes to condensed consolidated financial statements.

                              AMSCAN HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

     Amscan Holdings, Inc. ("Amscan", "AHI" or the "Company") was incorporated on October 3, 1996 for the purpose of becoming the holding company for Amscan Inc. and certain affiliated entities. The Company designs, manufactures, contracts for manufacture and distributes party goods, including metallic balloons, gifts and stationery, throughout the world, including in North America, South America, Europe, Asia and Australia. In addition, through the Party City Acquisition (defined hereafter) in December 2005, and the Party America Acquisition (defined hereafter) in September 2006, the Company operates retail party supply superstores within the United States and sells franchises on an individual store and franchise area basis throughout the United States and Puerto Rico.

NOTE 2 - THE PARTY AMERICA ACQUISITION

Party America Acquisition

     On September 29, 2006 (the "Party America Acquisition Date"), the Company acquired PA Acquisition Corp. (the "Party America Acquisition"), doing business as Party America ("Party America"), from Gordon Brothers Investment, LLC. In connection with the acquisition, the outstanding common stock, common stock options and subordinated debt of Party America were converted into AAH (defined hereafter) common stock and common stock options valued at $29,659. AAH also paid transaction costs of $1,100 and repaid $12,583 of Party America senior debt.

     A preliminary estimate of the excess of the Party America purchase price over the tangible net assets acquired has been allocated to intangible assets consisting of franchise licenses ($2,300), which are being amortized using the straight-line method over the assets' estimated useful life (nine years) and trade names ($15,400) and goodwill ($8,300), which are not being amortized, and net deferred tax liabilities ($2,800). In addition, assets acquired totaled $48,400, including an allocation to adjust property, plant and equipment to market value ($500), and liabilities assumed were $40,800. The allocation of the purchase price is based, in-part, on our preliminary estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. Independent valuation specialists are currently conducting a valuation of the net assets acquired as of the Party America Acquisition Date to assist management with the final determination of fair value.

                              AMSCAN HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements as of March 31, 2007 and December 31, 2006 and for the three-month periods ended March 31, 2007 and 2006 include the accounts of the Company and its majority-owned and controlled entities. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. Our business is subject to substantial seasonal variations, as our retail segment has realized a significant portion of its net sales, cash flow and net income in the fourth quarter of each year, principally due to the sales in October for the Halloween season and, to a lesser extent, due to holiday sales at the end of the calendar year. We expect that this general pattern will continue. Our results of operations may also be affected by industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

     Party City and Party America define a fiscal year as the 52-week period or 53-week period ended on the Saturday nearest December 31 of each year, and define their fiscal quarters as the four interim 13-week periods following the end of the previous fiscal year, except in the case of a 53-week fiscal year when the fourth fiscal quarter is extended to 14 weeks.

     The Company has determined the difference between Party City and Party America's fiscal year's and the calendar years to be insignificant and will be reconciled in the financial consolidation process.

NOTE 4 - INVENTORIES

     Inventories consisted of the following:



                                                          MARCH 31,   DECEMBER 31,
                                                             2007         2006
                                                          ---------   ------------
Finished goods.........................................   $223,817      $215,069
Raw materials..........................................     12,394        12,105
Work-in-process........................................      5,648         5,579
                                                          --------      --------
                                                           241,859       232,753
Less: reserve for slow moving and obsolete inventory...     (6,794)       (5,303)
                                                          --------      --------
                                                          $235,065      $227,450
                                                          ========      ========

     Inventories are valued at the lower of cost or market. The Company determines the cost of inventory at its retail stores using the weighted average method. All other inventory cost is determined using the first-in, first-out method.

NOTE 5 - INCOME TAXES

     The consolidated income tax benefit for the three months ended March 31, 2007 and 2006 was determined based upon estimates of the Company's consolidated effective income tax rate for the years ending December 31, 2007 and 2006, respectively. The differences between the consolidated effective income tax rate and the U.S. federal statutory rate are primarily attributable to state income taxes and available domestic manufacturing deductions.

     The Company and its subsidiaries file U.S. Federal income tax returns, and various state and foreign tax returns. Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48:
"Accounting for Uncertainty in Income Taxes." In accordance with FIN 48, the Company recognized a cumulative-effect adjustment of $635, decreasing its liability for previously reserved tax items, interest, and penalties by that amount, decreasing goodwill by $666, and decreasing the January 1, 2007 balance of retained earnings by $31.

     At January 1, 2007, the Company had $2,229 in unrecognized tax benefits, the recognition of which would have an impact of $888 on the effective tax rate. Liabilities for unrecognized tax benefits are reflected in other long term liabilities in the condensed consolidated balance sheet. Included in the balance of unrecognized tax benefits at January 1, 2007, is $323 related to tax positions for

                              AMSCAN HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a potential decrease in unrecognized tax benefits comprised of items related to expiring statutes in federal and state jurisdictions.

     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007, the Company had accrued $162 and $0 for the potential payment of interest and penalties, respectively.

     As of January 1, 2007, for federal income tax purposes, the years 2004 through 2006 remain open to examination. For non-U.S. income tax purposes, tax years from 2003 through 2006 remain open. Lastly, the Company is open to state and local income tax examinations for the tax years 2002 through 2006.

     During the first quarter of 2007, a reduction for $240 of unrecognized tax benefits, with a corresponding reduction of goodwill, related to expiring statutes in state jurisdictions was recorded.

NOTE 6 - RESTRUCTURING

     In connection with the Party City Acquisition, the Company's management approved and initiated plans to restructure Party City's distribution operations and involuntarily terminate a limited number of Party City personnel. Restructuring costs associated with the Party City Acquisition of $3,680 were accrued as part of the net assets acquired (see note 2). We completed involuntary terminations in 2006 and expect to complete all other activities in 2007.

     In connection with the Party America Acquisition, $1,000 has been accrued related to plans to restructure Party America's administrative operations and involuntarily terminate a limited number of Party America personnel. The Company may also incur employee retention expenses of approximately $4,000 during 2007.

NOTE 7 - COMPREHENSIVE LOSS

     Comprehensive loss consisted of the following:

                                                                              THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                           -----------------
                                                                             2007      2006
                                                                           -------   -------
Net loss................................................................   $(4,402)  $(7,157)
Net change in cumulative translation adjustment.........................       179      (148)
Change in fair value of interest rate swap contracts, net of  income tax
   (benefit) expense of $(85) and $48...................................      (144)       83
Change in fair value of foreign exchange contracts, net of
   income tax benefit of $(81)..........................................      (139)       --
                                                                           -------   -------
                                                                           $(4,506)  $(7,222)
                                                                           =======   =======

     Accumulated other comprehensive income consisted of the following:

                                                                       MARCH 31,   DECEMBER 31,
                                                                          2007         2006
                                                                       ---------   ------------
Cumulative translation adjustment ..................................    $1,628        $1,449
Interest rate swap contracts, net of income tax (benefit) expense of
   $(41) and $44....................................................       (69)           75
Foreign exchange contracts, net of income tax (benefit) of $(117)
   and $(36)........................................................      (200)          (61)
                                                                        ------        ------
Total accumulated other comprehensive income........................    $1,359        $1,463
                                                                        ======        ======

NOTE 8 - CAPITAL STOCK

     At March 31, 2007 and December 31, 2006, the Company's authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding and 40,000.00 shares of common stock, $0.01 par value, of which 30,106.98 shares were issued and outstanding.

     Certain employee stockholders owned 573.82 and 574.67 shares of AAH common stock at March 31, 2007 and December 31, 2006, respectively. Under the terms of the AAH stockholders' agreement dated April 30, 2004, the Company has an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders can require the Company to purchase all of the shares held by the former employee. The purchase price as prescribed in the stockholders' agreements is

                              AMSCAN HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by us to all employee stockholders based on fully paid and vested common securities is classified as redeemable common securities on the consolidated balance sheet at the estimated fair market value of the common stock, with a corresponding adjustment to stockholders' equity.

     In addition, in connection with the 2004 Transactions, on April 30, 2004, all options granted under the Predecessor's 1997 equity Incentive Plan vested immediately and, except for those held by the Chief Executive Officer and the President, all were exercised. The Chief Executive Officer and the President exchanged 5.607 and 2.804 vested options to purchase shares of Amscan common stock, which had intrinsic values of $600 and $300, respectively, for vested options to purchase 65.455 and 32.727 shares of AAH common stock for $2,500 per share under the new equity incentive plan with intrinsic values of $492 and $245 and estimated fair values of $590 and $290, respectively. The fair value of such options was recorded as part of the purchase price allocations and has been classified as redeemable common securities on the Company's consolidated balance sheet.

     At March 31, 2007 and December 31, 2006, the aggregate amount that may be payable by the Company to employee stockholders and option holders, based on the estimated market value, was approximately $9,331 and $9,343, respectively. As there is no active market for the Company's common stock, the Company estimated the fair value of its common stock based on the valuation of the Company common stock issued in connection with the Party America Acquisition.

NOTE 9 - SEGMENT INFORMATION

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

     The Company's industry segment data for the three months ended March 31, 2007 and March 31, 2006 is as follows:

                                        WHOLESALE    RETAIL    ELIMINATIONS   CONSOLIDATED
                                        ---------   --------   ------------   ------------
THREE MONTHS ENDED MARCH 31, 2007
Revenues:
   Net sales:
      Net sales .....................    $139,993   $135,409    $ (31,873)      $243,529
      Royalties and franchise fees ..          --      4,895           --          4,895
                                         --------   --------    ---------       --------
Total revenues ......................    $139,993   $140,304    $ (31,873)      $248,424
                                         ========   ========    =========       ========
Income  from operations .............    $ 10,389   $ (1,057)   $  (2,495)      $  6,837
                                         ========   ========    =========
Interest expense, net ...............                                             14,075
Other income, net Total expenses: ...                                               (138)
                                                                                --------
Loss before income taxes and minority
   interests ........................                                           $ (7,100)
                                                                                ========
Long-lived assets ...................    $855,492   $393,913    $(402,760)      $846,645
                                         ========   ========    =========       ========

                                        WHOLESALE    RETAIL    ELIMINATIONS   CONSOLIDATED
                                        ---------   --------   ------------   ------------
THREE MONTHS ENDED MARCH 31, 2006
Revenues:
   Net sales:
      Net sales .....................    $123,187   $ 96,899    $ (15,903)      $204,183
      Royalties and franchise fees ..          --      4,157           --          4,157
                                         --------   --------    ---------       --------
Total revenues ......................    $123,187   $101,056    $ (15,903)      $208,340
                                         ========   ========    =========
Income  from operations .............    $ 14,303   $ (9,354)   $  (3,747)      $  1,202
                                         ========   ========    =========       ========
Interest expense, net ...............                                             13,223
Other income, net Total expenses: ...                                               (275)
                                                                                --------
Loss before income taxes and minority
   interests ........................                                           $(11,746)
                                                                                ========
Long-lived assets ...................    $812,517   $341,056    $(357,033)      $796,540
                                         ========   ========    =========       ========

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

     The Company's geographic area data are as follows (dollars in thousands):

                                                     DOMESTIC   FOREIGN   ELIMINATIONS   CONSOLIDATED
                                                     --------   -------   ------------   ------------
THREE MONTHS ENDED MARCH 31, 2007
Revenues:
   Net sales to unaffiliated customers............   $225,802   $17,727     $     --       $243,529
   Net sales between geographic areas.............      4,424        --       (4,424)            --
                                                     --------   -------     --------       --------
      Net sales...................................    230,226    17,727       (4,424)       243,529
   Royalties and franchise fees...................      4,895        --           --          4,895
                                                     --------   -------     --------       --------
Total revenues....................................   $235,121   $17,727     $ (4,424)      $248,424
                                                     ========   =======     ========       ========
Income from operations............................   $  8,466   $   866     $ (2,495)         6,837
                                                     ========   =======     ========
Interest expense, net.............................                                           14,075
Other income, net.................................                                             (138)
                                                                                           --------
Loss before income taxes and minority interests...                                         $ (7,100)
                                                                                           ========
Long-lived assets, net at March 31, 2007..........   $873,580   $17,436     $(44,371)      $846,645
                                                     ========   =======     ========       ========

                                                     DOMESTIC   FOREIGN   ELIMINATIONS   CONSOLIDATED
                                                     --------   -------   ------------   ------------
THREE MONTHS ENDED MARCH 31, 2006
Revenues:
   Net sales to unaffiliated customers............   $189,114   $15,069     $     --       $204,183
   Net sales between geographic areas.............      3,943        --       (3,943)            --
                                                     --------   -------     --------       --------
       Net sales..................................    193,057    15,069       (3,943)       204,183
   Royalties and franchise fees...................      4,157        --           --          4,157
                                                     --------   -------     --------       --------
Total revenues....................................   $197,214   $15,069     $ (3,943)      $208,340
                                                     ========   =======     ========       ========
(Loss) Income from operations.....................   $   (243)  $   908     $    537       $  1,202
                                                     ========   =======     ========
Interest expense, net.............................                                           13,223
Other income, net.................................                                             (275)
                                                                                           --------
Loss before income taxes and minority interests...                                         $(11,746)
                                                                                           ========
Long-lived assets, net at March 31, 2006..........   $816,419   $ 8,839     $(28,718)      $796,540
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

NOTE 11 - RELATED PARTY TRANSACTIONS

     In connection with its acquisition in April 2004, the Company executed a management agreement with Berkshire Partners LLC and Weston Presidio. Pursuant to the management agreement, Berkshire Partners LLC and Weston Presidio will be paid annual management fees of $833,333 and $416,667, respectively. At both March 31, 2007 and December 31, 2006, accrued management fees payable to Berkshire Partners LLC and Weston Presidio totaled $139,000 and $69,000, respectively. Although the indenture governing our senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.

                              AMSCAN HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 12 - STOCK OPTION PLAN

     On May 1, 2004, the Company adopted the 2004 Equity Incentive Plan under which the Company may grant incentive awards in the form of options to purchase shares of the Company's common stock ("Company Stock Options") and shares of restricted and unrestricted shares of the Company's common stock to certain directors, officers, employees and consultants of the Company and its affiliates. A committee of the Company's board of directors (the "Committee"), or the board itself in the absence of a Committee, is authorized to make grants and various other decisions under the 2004 Equity Incentive Plan. Unless otherwise determined by the Committee, any participant granted an award under the 2004 Equity Incentive Plan must become a party to, and agree to be bound by, the stockholders' agreement. Company Stock Options under the 2004 Equity Incentive Plan reserved and available for grant total 2,923.2068 and may include incentive stock options, nonqualified stock options or both types of Company Stock Options. Company Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Committee, vest over five years and have a term of ten years from the date of grant.

     In April 2005, the Company granted 722 time-based options and 760 performance based options ("PBO's") to key employees and its outside directors. Under the PBO feature, the vesting of share option awards is contingent on meeting various company-wide performance goals based primarily on revenue growth and profitability over a multi-year period. The Company used a minimum value method under SFAS No. 123, as amended by SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure," to determine the fair value of the Company Stock Options granted in April 2005 and recorded approximately $101 and $111 in compensation expense, in general and administrative expenses, during the three months ended March 31, 2007 and 2006 respectively. It has been assumed that the estimated fair value of the options granted in 2005 under the Equity Incentive Plan is amortized on a straight line basis to compensation expense, net of taxes, over the vesting period of the grant of 4.0 years. The estimated fair value of each option on the date of grant was determined using the minimum value method with the following assumptions: dividend yield of 0%, risk-free interest rate of 3.1%, forfeitures and expected cancellation of 6% for PBOs and 3% for time-based options and an expected life of 4.0 years.

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

     During 2006, the Company granted an additional 493.5 time based options (TBO's) and 896.5 PBO's to key employees and outside directors exercisable at a strike price of $12,000 per share. In addition, in connection with the acquisition of Party America, certain Party America employees elected to roll their options to purchase Party America common stock into fully vested Company Stock Options. As a result, the Company issued 19.023 fully vested TBO's exercisable at strike prices of $6,267 and $10,321 per share and with a fair market value of $170. The fair value of these options was recorded as part of the purchase price allocations.

     The Company recorded compensation expense of $266 during the three months ended March 31, 2007, related to the options granted in 2006 under SFAS No. 123(R), in general and administrative expenses. The fair value of each grant is estimated on the grant date using a Black-Scholes option valuation model based on the assumptions in the following table.

Expected dividend rate       --
Risk free interest rate    4.85%
Expected Life              7.50 years
Price Volatility          15.00
Forfeiture rate            7.75

     The weighted average expected lives (estimated period of time outstanding) was estimated using the simplified method for determining the expected term. Expected volatility was based on implied historical volatility of an applicable Dow Jones Industrial Average sector index for a period equal to the stock option's expected life.

     SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the three months ended March 31, 2007, no options were exercised.

                              AMSCAN HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)(UNAUDITED)

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

     -    PA Acquisition Corporation

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

     -    Amscan (Asia-Pacific) Pty. Ltd.

     -    Amscan Partyartikel GmbH

     -    Amscan de Mexico, S.A. de C.V.

     -    Anagram International (Japan) Co., Ltd.

     -    Anagram Espana, S.A.

     -    Anagram France S.C.S.

     -    JCS Hong Kong Ltd.

     The following information presents condensed consolidating balance sheets at March 31, 2007 and December 31, 2006, and the related condensed consolidating statements of operations and cash flows for the three-month periods ended March 31, 2007 and 2006 for the combined Guarantors and the combined Non-guarantors and elimination entries necessary to consolidate the entities comprising the combined companies.

                              AMSCAN HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2007

                                                                       AHI AND     COMBINED
                                                                      COMBINED       NON-
                                                                     GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                                     ----------   ----------   ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents......................................   $    2,713     $   637                    $    3,350
   Accounts receivable, net.......................................       78,916      16,426                        95,342
   Inventories, net...............................................      223,434      12,046      $   (415)        235,065
   Prepaid expenses and other current assets......................       35,531       2,359                        37,890
                                                                     ----------     -------      --------      ----------
         Total current assets....................................       340,594      31,468          (415)        371,647
   Property, plant and equipment, net............................       149,242       2,335                       151,577
   Goodwill, net.................................................       471,524       4,276                       475,800
   Trade names...................................................       143,000          --                       143,000
   Other intangible assets, net..................................        45,194          --                        45,194
   Other assets..................................................        64,620      10,825       (44,371)         31,074
                                                                     ----------     -------      --------      ----------
         Total assets............................................    $1,214,174     $48,904      $(44,786)     $1,218,292
                                                                     ==========     =======      ========      ==========
LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Loans and notes payable........................................   $   48,765     $    --                    $   48,765
   Accounts payable...............................................       77,596       3,459                        81,055
   Accrued expenses...............................................       59,560       7,256                        66,816
   Income taxes payable...........................................          747        (386)     $     48             409
   Current portion of long-term obligations.......................        3,226         163                         3,389
                                                                     ----------     -------      --------      ----------
         Total current liabilities................................      189,894      10,492            48         200,434
Long-term obligations, excluding current portion..................      558,364          74                       558,438
Deferred income tax liabilities...................................       81,845         705                        82,550
Deferred rent and other long-term liabilities.....................       18,594      37,708       (44,473)         11,829
                                                                     ----------     -------      --------      ----------
         Total liabilities                                              848,697      48,979       (44,425)        853,251
Redeemable common securities......................................        9,331          --            --           9,331

Commitments and contingencies
Stockholders' equity:
      Common stock................................................           --         339          (339)             --
      Additional paid-in capital..................................      331,520          --            --         331,520
      Retained earnings (deficit).................................       23,267        (334)         (102)         22,831
      Accumulated other comprehensive income (loss)...............        1,359         (80)           80           1,359
                                                                     ----------     -------      --------      ----------
         Total stockholders' equity...............................      356,146         (75)         (361)        355,710
                                                                     ----------     -------      --------      ----------
         Total liabilities, redeemable common securities and
            stockholders' equity..................................   $1,214,174     $48,904      $(44,786)     $1,218,292
                                                                     ==========     =======      ========      ==========

                              AMSCAN HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2006

                                                                       AHI AND     COMBINED
                                                                      COMBINED       NON-
                                                                     GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                                     ----------   ----------   ------------   ------------
                                                                                           (UNAUDITED
                                                                                     (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents .....................................   $    4,395    $   571                     $    4,966
   Accounts receivable, net ......................................       82,193     13,277                         95,470
   Inventories, net ..............................................      214,681     13,313       $   (544)        227,450
   Prepaid expenses and other current assets .....................       33,960      1,740                         35,700
                                                                     ----------    -------       --------      ----------
         Total current assets ....................................      335,229     28,901           (544)        363,586
   Property, plant and equipment, net ............................      152,956      2,487                        155,443
   Goodwill, net .................................................      472,448      4,256                        476,704
   Trade names ...................................................      143,000         --                        143,000
   Other intangible assets, net ..................................       47,407         --                         47,407
   Other assets ..................................................       66,092     10,575        (45,436)         31,231
                                                                     ----------    -------       --------      ----------
         Total assets ............................................   $1,217,132    $46,219       $(45,980)     $1,217,371
                                                                     ==========    =======       ========      ==========
LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Loans and notes payable .......................................   $    4,930                                $    4,930
   Accounts payable ..............................................      108,192    $ 2,237                        110,429
   Accrued expenses ..............................................       61,940      6,149                         68,089
   Income taxes payable ..........................................        6,308       (50)       $     16           6,274
   Current portion of long-term obligations ......................        3,523        180                          3,703
                                                                     ----------    -------       --------      ----------
         Total current liabilities ...............................      184,893      8,516             16         193,425
Long-term obligations, excluding current portion .................      558,265        107                        558,372
Deferred income tax liabilities ..................................       82,891        701                         83,592
Deferred rent and other long-term liabilities ....................       21,479     36,963        (45,643)         12,799
                                                                     ----------    -------       --------      ----------
         Total liabilities .......................................      847,528     46,287        (45,627)        848,188
Redeemable common securities .....................................        9,343         --             --           9,343

Commitments and contingencies
Stockholders' equity:
      Common stock ...............................................           --        339           (339)             --
      Additional paid-in capital .................................      331,113         --             --         331,113
      Retained earnings (deficit) ................................       27,685       (327)           (94)         27,264
      Accumulated other comprehensive income (loss) ..............        1,463        (80)            80           1,463
                                                                     ----------    -------       --------      ----------
         Total stockholders' equity ..............................      360,261        (68)          (353)        359,840
                                                                     ----------    -------       --------      ----------
         Total liabilities, redeemable common securities and
            stockholders' equity .................................   $1,217,132    $46,219       $(45,980)     $1,217,371
                                                                     ==========    =======       ========      ==========

                              AMSCAN HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2007

                                                           AHI AND
                                                           COMBINED       COMBINED
                                                          GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                          ----------   --------------   ------------   ------------
Revenues:
   Net sales ..........................................    $230,226        $17,727        $(4,424)       $243,529
   Royalties and franchise fees .......................       4,895             --                          4,895
                                                           --------        -------        -------        --------
      Total revenues ..................................     235,121         17,727         (4,424)        248,424
Expenses:
   Cost of sales ......................................     158,004         12,372         (4,553)        165,823
   Selling expenses ...................................       8,111          2,369                         10,480
   Retail operating expenses ..........................      34,883             --                         34,883
   Franchise expenses .................................       3,350             --                          3,350
   General and administrative expenses ................      22,342          2,120           (330)         24,132
   Art and development costs ..........................       2,919             --                          2,919
                                                           --------        -------        -------        --------
      Total expenses ..................................     229,609         16,861         (4,883)        241,587
                                                           --------        -------        -------        --------
      Income from operations ..........................       5,512            866            459           6,837
   Interest expense, net ..............................      14,046             29                         14,075
   Other (income) expense, net ........................        (965)            83            744            (138)
                                                           --------        -------        -------        --------
      Income before income taxes and minority
          interests ...................................      (7,569)           754           (285)         (7,100)
   Income tax (benefit) expense .......................      (3,085)           331             48          (2,706)
   Minority interests .................................          --              8                              8
                                                           --------        -------        -------        --------
      Net (loss) income ...............................    $ (4,484)       $   415        $  (333)       $ (4,402)
                                                           ========        =======        =======        ========

                              AMSCAN HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006

                                                        AHI AND
                                                        COMBINED       COMBINED
                                                       GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                       ----------   --------------   ------------   ------------
Revenues:
   Net sales .......................................    $193,057        $15,069        $(3,943)       $ 204,183
   Royalties and franchise fees ....................       4,157             --                           4,157
                                                        --------        -------        -------        ---------
      Total revenues ...............................     197,214         15,069         (3,943)         208,340
Expenses:
   Cost of sales ...................................     142,608         10,209         (4,150)         148,667
   Selling expenses ................................       7,223          1,952                           9,175
   Retail operating expenses .......................      24,199             --                          24,199
   Franchise expenses ..............................       2,837             --                           2,837
   General and administrative expenses .............      18,108          2,000           (330)          19,778
   Art and development costs .......................       2,482             --                           2,482
                                                        --------        -------        -------        ---------
      Total expenses ...............................     197,457         14,161         (4,480)         207,138
                                                        --------        -------        -------        ---------
      (Loss) income from operations ................        (243)           908            537            1,202
   Interest expense, net ...........................      13,188             35                          13,223
   Other (income) expense, net .....................      (1,138)            37            826             (275)
                                                        --------        -------        -------        ---------
      (Loss) income before income taxes and minority
         interests .................................     (12,293)           836           (289)         (11,746)
   Income tax (benefit) expense ....................      (5,007)           270             78           (4,659)
   Minority interests ..............................          --             70                              70
                                                        --------        -------        -------        ---------
      Net (loss) income ............................    $ (7,286)       $   496        $  (367)       $  (7,157)
                                                        ========        =======        =======        =========

                              AMSCAN HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2007

                                                                     AHI AND
                                                                     COMBINED       COMBINED
                                                                    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                                    ----------   --------------   ------------   ------------
Cash flows (used in) provided by operating activities:
   Net (loss) income ............................................    $ (4,483)      $   415          $(334)        $ (4,402)
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
      Depreciation and amortization expense .....................       9,705           235             --            9,940
      Amortization of deferred financing costs ..................         663            --             --              663
      Provision for doubtful accounts ...........................         411            37             --              448
      Deferred income tax benefit ...............................      (1,046)           --             --           (1,046)
      Deferred rent .............................................         593            --             --              593
      Undistributed loss in unconsolidated joint venture ........          51            --             --               51
      Loss on disposal of equipment .............................          45            --             --               45
      Equity based compensation .................................         367            --             --              367
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable ................       2,867        (3,186)            --             (319)
      (Increase) decrease in inventories ........................      (8,753)        1,267           (129)          (7,615)
      Increase in prepaid expenses and other current assets .....      (1,415)         (619)                         (2,034)
      (Decrease) increase in accounts payable, accrued
         expenses and income taxes payable ......................     (39,894)        1,811             48          (38,035)
      Other, net ................................................        (480)           70            415                5
                                                                     --------       -------          -----         --------
         Net cash (used in) provided by operating activities ....     (41,369)           30             --          (41,339)
Cash flows used in investing activities:
      Cash paid in connection with store acquisitions ...........        (350)                                         (350)
      Capital expenditures ......................................      (3,722)          (77)            --           (3,799)
                                                                     --------       -------          -----         --------
         Net cash used in investing activities ..................      (4,072)          (77)            --           (4,149)
Cash flows provided by (used in) financing activities:
      Repayment of loans, notes payable and long-term
         obligations ............................................         (73)          (52)            --             (125)
      Proceeds from short-term obligations ......................      43,835            --             --           43,835
      Proceeds from capital contribution and exercise of
         options ................................................          28            --             --               28
                                                                     --------       -------          -----         --------
         Net cash provided by (used in) financing activities ....      43,790           (52)            --           43,738
      Effect of exchange rate changes on cash and cash
         equivalents ............................................         (31)          165             --              134
                                                                     --------       -------          -----         --------
         Net (decrease) increase in cash and cash equivalents ...      (1,682)           66             --           (1,616)
Cash and cash equivalents at beginning of period ................       4,395           571                           4,966
                                                                     --------       -------          -----         --------
Cash and cash equivalents at end of period ......................    $  2,713       $   637          $             $  3,350
                                                                     ========       =======          =====         ========

                              AMSCAN HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006

                                                                       AHI AND
                                                                       COMBINED       COMBINED
                                                                      GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                                      ----------   --------------   ------------   ------------
Cash flows (used in) provided by operating activities:
   Net (loss) income ..............................................    $ (7,286)       $   496         $(367)        $ (7,157)
   Adjustments to reconcile net (loss) income to net cash (used in)
      provided by operating activities:
      Depreciation and amortization expense .......................       9,374            186                          9,560
      Amortization of deferred financing costs ....................         644             --                            644
      Provision for doubtful accounts .............................         219             62                            281
      Deferred income tax benefit .................................        (868)            --                           (868)
      Deferred Rent................................................         690             --            --              690
      Undistributed gain in unconsolidated joint venture ..........        (325)            --                           (325)
      Loss on disposal of equipment ...............................          24              2                             26
      Equity based compensation ...................................         111             --                            111
      Changes in operating assets and liabilities, net of
         acquisitions:
         Increase in accounts receivable ..........................     (13,557)        (1,621)                       (15,178)
         (Increase) decrease in inventories .......................        (500)           470          (207)            (237)
         (Increase) decrease in prepaid expenses, other
            current assets and other, net .........................      (3,359)         1,366           496           (1,497)
         Decrease in accounts payable, accrued expenses,
            income taxes payable and other liabilities ............     (27,982)          (884)           78          (28,788)
                                                                       --------        -------         -----         --------
         Net cash (used in) provided by operating activities s ....     (42,815)            77            --          (42,738)
Cash flows used in investing activities:
      Cash paid in connection with Party City Acquisition .........        (222)            --                           (222)
      Capital expenditures ........................................      (7,040)          (171)                        (7,211)
      Proceeds from disposal of property, plant and equipment .....         492             --                            492
                                                                       --------        -------         -----         --------
         Net cash used in investing activities ....................      (6,770)          (171)           --           (6,941)
Cash flows provided by (used in) financing activities:
      Repayment of loans, notes payable and long-term
         obligations ..............................................        (181)           (58)                          (239)
      Proceeds from short term obligations ........................      43,325             --                         43,325
                                                                       --------        -------         -----         --------
         Net cash provided by financing activities ................      43,144            (58)           --           43,086
      Effect of exchange rate changes on cash and cash
         equivalents ..............................................          16           (235)                         (219)
                                                                       --------        -------                       --------
         Net decrease in cash and cash equivalents ................      (6,425)          (387)                        (6,812)
Cash and cash equivalents at beginning of period ..................       7,695          1,050                          8,745
                                                                       --------        -------         -----         --------
Cash and cash equivalents at end of period ........................    $  1,270        $   663         $             $  1,933
                                                                       ========        =======         =====         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE PARTY AMERICA ACQUISITION

     On September 29, 2006 (the "Party America Acquisition Date"), the Company acquired PA Acquisition Corp. (the "Party America Acquisition"), doing business as Party America ("Party America"), from Gordon Brothers Investment, LLC. In connection with the acquisition, the outstanding common stock, common stock options and subordinated debt of Party America were converted into AAH common stock and common stock options valued at $29.7 million. AAH also paid transaction costs of $1.1 million and repaid $12.6 million of Party America senior debt.

     A preliminary estimate of the excess of the Party America purchase price over the tangible net assets acquired has been allocated to intangible assets consisting of franchise licenses ($2.3 million), which are being amortized using the straight-line method over the assets' estimated useful life (nine years) and trade names ($15.4 million) and goodwill ($8.3 million), which are not being amortized, and net deferred tax liabilities ($2.8 million). In addition, assets acquired totaled $48.4 million, including an allocation to adjust property, plant and equipment to market value ($0.5 million), and liabilities assumed were $40.8 million. The allocation of the purchase price is based, in-part, on our preliminary estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. Independent valuation specialists are currently conducting a valuation of the net assets acquired as of the Party America Acquisition Date to assist management with the final determination of fair value. As a result of the Party America Acquisition, the Company assumed additional non-cancellable lease commitments totaling $77.5 million.

     The results of Party America's operations are included in the Company's consolidated results of operations from the date of acquisition.

PERCENTAGE OF TOTAL REVENUES

     The following table sets forth the Company's consolidated statements of operations for the three months ended March 31, 2007 and 2006.

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      ------------------
                                                         2007    2006
                                                        -----   -----
Revenues:
   Net sales ......................................      98.0%   98.0%
   Royalties and franchise fees ...................       2.0     2.0
                                                        -----   -----
      Total revenues ..............................     100.0   100.0

Expenses:
   Cost of sales ..................................      66.8    71.4
   Selling expenses ...............................       4.2     4.4
   Retail operating expenses ......................      14.0    11.6
   Franchise expenses .............................       1.3     1.3
   General and administrative expenses ............       9.7     9.5
   Art and development costs ......................       1.2     1.2
                                                        -----   -----
      Total expenses ..............................      97.2    99.4
                                                        -----   -----
         Income from operations ...................       2.8     0.6

Interest expense, net .............................       5.7     6.3
   Other loss, net ................................        --    (0.1)
                                                        -----   -----
   Loss before income taxes and minority
      interests ...................................      (2.9)   (5.6)

   Income tax benefit .............................      (1.1)   (2.2)
   Minority interests .............................        --      --
                                                        -----   -----
      Net loss ....................................      (1.8)%  (3.4)%
                                                        =====   =====

TOTAL REVENUES

     The following table sets forth the Company's total revenues for the three months ended March 31, 2007 and 2006.

                                            Three Months Ended March 31,
                                   ---------------------------------------------
                                            2007                    2006
                                   ---------------------   ---------------------
                                              % OF TOTAL              % OF TOTAL
                                   $(000'S)    REVENUES    $(000'S)    REVENUES
                                   --------   ----------   --------   ----------
Net sales:
   Wholesale sales .............   $139,993      56.3%     $123,187      59.1%
   Eliminations ................    (31,873)    (12.8)      (15,903)     (7.6)
                                   --------     -----      --------     -----
      Wholesale net sales ......    108,120      43.5       107,284      51.5
   Retail sales ................    135,409      54.5        96,899      46.5
                                   --------     -----      --------     -----
      Total net sales ..........    243,529      98.0       204,183      98.0
Royalties and franchise fees ...      4,895       2.0         4,157       2.0
                                   --------     -----      --------     -----
      Total revenues ...........   $248,424     100.0%     $208,340     100.0%
                                   ========     =====      ========     =====

          For the quarter ended March 31, 2007, revenues totaled $248.4 million, consisting of net sales, at wholesale, of $108.1 million, retail sales of $135.4 million and franchise related revenues of $4.9 million. For the quarter ended March 31, 2006, revenues totaled $208.3 million, including net sales at wholesale of $107.3 million, retail sales of $96.9 million and franchise related revenues of $4.2 million. Revenue for the quarter ended March 2007 include $35.4 million of retail sales and $0.4 million of royalty and franchise fees from Party America, which was acquired September 29, 2006.

     WHOLESALE

          Net sales, at wholesale, of $108.1 million were $0.9 million or 0.8% higher than sales for the first quarter of 2006. Net sales reflect the elimination of inter-company sales to Party City company owned stores for first quarters 2007 and 2006, while Party America inter-company sales are eliminated only in 2007. Had the Party America Acquisition occurred January 1, 2006, the Company would have eliminated $5.1 million of first quarter 2006 sales to Party America. Accordingly, net sales for the first quarter of 2007, at wholesale, of $108.1 million were $6.0 million or 5.9% higher than adjusted sales for the first quarter of 2006.

          Net sales to party superstores, including sales to our retail franchisees, totaled $36.7 million and were 9.8% higher than in adjusted 2006 party superstore sales. International sales totaled $17.7 million or 17.6% higher than in 2006. The Company attributes the increase in domestic party goods sales and international party goods sales to synergistic growth with the Party City and Party America retail segment. Net sales of metallic balloons were $21.7 million, and were comparable to 2006.

     RETAIL

          Net retail sales for company-owned stores for the first quarter of 2007 of $135.4 million were $38.5 million or 39.7% higher than net retail sales for the first quarter of 2006, and include Party America sales of $35.4 million

          Same-store net retail sales for Party City company-owned stores during the first quarter 2007 totaled $99.9 million or 6.9% higher than the net retail sales for the first quarter of 2006. Party America same-store sales for the first quarter 2007 were $35.4 million or 5.3% higher than their net retail sales for the first quarter of 2006. The improvements at Party City and Party America reflect increases of non-seasonal merchandise of 4.6% and 3.3%, respectively, and increases of seasonal merchandise of 17.9% and 20.4%, respectively. The increases in net sales of non-seasonal merchandise principally reflect an increase in the average net sale per retail transaction at our company-owned stores. The increases in same-store net retail sales of seasonal merchandise principally reflect a sales shift as Easter fell earlier in April 2007 as compared to 2006.

     ROYALTIES AND FRANCHISE FEES

          Franchise related revenue for the first quarter of 2007 totaled $4.9 million or 17.8% higher than revenue for the first quarter of 2006, including first quarter 2007 Party America franchise related revenues of $0.4 million. During the first quarter of 2007, four new franchise stores opened, and one closed, as compared to two new stores in the first quarter of 2006. In addition, Party City franchise stores reported same-store net sales of $108.5 million, or an increase of 6.2%, while Party America franchise stores reported same-store net sales of $11.7 million, or an increase of 1.6%, when comparing the first quarters of 2007 and 2006.

GROSS PROFIT

          The following table sets forth the Company's consolidated gross profit on net sales for the three months ended March 31, 2007 and 2006.

                                   THREE MONTHS ENDED           THREE MONTHS ENDED
                                     MARCH 31, 2007               MARCH 31, 2006
                               --------------------------   --------------------------
                                          % OF ASSOCIATED              % OF ASSOCIATED
                                  $            SALES           $            SALES
                               --------   ---------------   --------   ---------------

   Net Wholesale............   $32,690         30.2%        $31,711          29.6%
   Net Retail...............   $45,016         33.2%        $23,805          24.6%
                               -------         ----         -------          ----
   Total Gross Profit.......   $77,706         31.9%        $55,516          27.2%
                                ======         ====         =======          ====


          The gross profit margin on sales at wholesale, after eliminations, for the quarter ended March 31, 2007 was 30.2% or 60 basis points higher than in 2006. The increase in gross profit margin principally reflects improved product pricing and changes in product mix.

          Retail gross profit margin for the first quarter 2007 was 33.2%, 860 basis points higher than the first quarter 2006, and includes the wholesale gross profit margin on product purchased from its wholesale affiliates, favorable product pricing and product mix.

OPERATING EXPENSES.

          Selling expenses of $10.5 million for the quarter-ended March 31, 2007 were $1.3 million higher than for the first quarter of 2006 due to increases in base compensation and employee benefits. As a percent of total revenues, selling expenses were 4.3% for the three months ended March 31, 2007, or 10 basis points lower than selling expenses as a percentage of total revenue for the first quarter of 2006.

          Retail operating expenses for the first quarter of 2007 were $34.9 million, or $10.7 million over the first quarter 2006, principally due to first quarter 2007 Party America operating expenses of $9.3 million, and additional Party City payroll and other costs associated with store layout resets.

          Franchise expenses for the first quarter of 2007 were $3.4 million, or $0.6 million higher than last year, reflecting the addition of Party America franchisees during 2007, and increased amortization of franchise license intangibles resulting from the completion, in the fourth quarter of 2006, of the purchase accounting and asset valuation for the Company's Party City Acquisition.

          General and administrative expenses of $24.1 million for the quarter ended March 31, 2007 were $4.4 million higher than the first quarter of 2006, and include Party America first quarter 2007 expenses of $4.0 million, and higher base compensation and employee benefit costs.

          Art and development costs of $2.9 million for the quarter ended March 31, 2007 were $0.4 million higher than costs for the first quarter of 2006. As a percentage of total revenues, art and development costs were 1.2% of total revenue for the first quarter of 2007 and 2006.

INTEREST EXPENSE, NET.

          Interest expense of $14.1 million for the three months ended March 31, 2007 was $0.9 million higher than for the three months ended March 31, 2006, reflecting higher average borrowings following the Party America Acquisition in September 2006.

OTHER INCOME, NET.

          Other income, net principally consists of derivative gains or losses, and our share of loss in an unconsolidated joint venture. The undistributed (income) loss represents our share of the operations of a Mexican balloon distribution joint venture, including the elimination of inter-company profit in the joint venture's inventory at March 31, 2007 and 2006.

INCOME TAXES.

          Income taxes for the first quarter of 2007 and 2006 were based upon the estimated consolidated effective income tax rates of 38.6% and 39.7% for the years ending December 31, 2007 and 2006, respectively. The decrease in the 2007 effective income tax rate is primarily attributable to a lower average state income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE

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

          The First Lien Credit Agreement provides for two interest rate options: (i) loans on which interest is payable quarterly at a Base Rate equal to the higher of (x) the Federal Funds rate plus 50 basis points or (y) the prime rate plus an applicable margin initially equal to 2.00% and subject to a downward adjustment based on improvements in the Company's leverage ratio and
(ii) loans on which interest accrues for one, two, three, six or, if generally available, nine or twelve month interest periods, at a rate of interest per annum equal to the reserve adjusted Eurodollar rate, plus an applicable margin initially equal to 3.00% per annum, subject to downward adjustment based on improvements in the leverage ratio. In addition to paying interest on outstanding principal under the First Term Loan and First Term Revolver, the Company is required to pay a commitment fee to the lenders under the First Term Loan Revolver based on the unutilized commitments there-under. The initial commitment fee rate is 0.50% per annum. The Company must also pay customary letter of credit fees.

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

          At March 31, 2007, the balance of the First Term Loan was $318.9 million, borrowings under the First Term Loan Revolver were $48.8 million and outstanding standby letters of credit totaled $14.7 million.

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

          At March 31, 2007, we have a $0.4 million Canadian dollar denominated revolving credit facility that bears interest at the Canadian prime rate plus 0.6% and expires in April 2008, and a 1.0 million British Pound Sterling denominated revolving credit facility that bears interest at the U.K. base rate plus 1.75% and expires on May 31, 2007. No borrowings were outstanding under these revolving credit facilities at March 31, 2007 or December 31, 2006. We expect to renew these revolving credit facilities upon expiration.

          Long-term borrowings at March 31, 2007 include a mortgage note with the New York State Job Development Authority of $7.4 million which requires monthly payments based on a 180-month amortization period with a balloon payment upon maturity in January 2010. The mortgage note bears interest at the rate of 6.76%, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority's confidential internal protocols. The mortgage note is collateralized by a distribution facility located in Chester, New York.

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

          We have entered into various capital leases for machinery and equipment and automobiles with implicit interest rates ranging from 7.70% to 12.29% which extend to 2009. The Company has numerous non-cancelable operating leases for its retail store sites as well as several leases for offices, distribution and manufacturing facilities, showrooms and equipment. These leases expire on various dates through 2018 and generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance costs. In addition, in May 2006, the Company sold a warehouse located in Chester, New York and entered into a leaseback for the same warehouse under a one-year lease agreement. Net proceeds to the Company for the sale of the property were approximately $12.6 million and the total gain on the transaction was $2.7 million, half of which was recorded at the time of the transaction. Since May 2006, a gain of $1.1 million, and a corresponding charge to rent expense, have been recognized, with $0.2 million of gain still deferred, to be recognized, with a corresponding charge to rent expense, over the remainder of the one-year leaseback period in 2007.

          Rent expense for the quarters ended March 31, 2007 and 2006 totaled $25.7 million and $16.1 million, respectively. Minimum lease payments currently required under non-cancelable operating leases for the year ending December 31, 2007, including Party America corporate facilities and company-owned stores, approximate $82.4 million.

          Restructuring costs associated with the Party City Acquisition of $3.7 million were accrued as part of the net assets acquired.

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

          We expect that cash generated from operating activities and availability under our current Credit Agreement and any future credit agreements will be our principal sources of liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facilities in an amount sufficient to enable us to repay our indebtedness, including the 8.75% senior subordinated notes, or to fund our other liquidity needs.

CASH FLOW DATA - THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

          Net cash used in operating activities during the three months ended March 31, 2007 totaled $41.3 million, as compared to $42.7 million for the three months ended March 31, 2006. Net cash flow provided by operating activities before changes in operating assets and liabilities for the three months ended March 31, 2007 and 2006, was $6.7 million and $3.0 million, respectively. Changes in operating assets and liabilities for the three months ended March 31, 2007 and 2006 resulted in the use of cash of $48.0 million and $45.7 million, respectively. The use of cash during the first quarter of 2007 principally reflects the payment of Halloween and other fourth quarter seasonal, retail trade payables following the year ended December 31, 2006 and increases in inventory levels to support synergistic growth and the addition of Party America, using borrowings under the First Term Loan Revolver.

          During the three months ended March 31, 2007 and 2006, net cash used in investing activities totaled $4.1 million and $6.9 million, respectively. The Company invested $1.6 million and $4.7 million in its retail operations during the first quarters of 2007 and 2006, respectively, including leasehold improvements and furniture and fixtures in company-owned stores. During the first quarters of 2007 and 2006, the Company invested $2.5 million and $1.2 million, respectively, in its wholesale operations, principally in additional manufacturing and distribution assets.

          During the three months ended March 31, 2007, net cash provided by financing activities of $43.7 million included borrowings under the First Term Loan Revolver of $43.8 million used principally to pay Halloween and other fourth quarter seasonal, retail trade payables following the year ended December 31, 2006, partially offset by scheduled payments of $0.1 million on capital leases and other long-term obligations. During the three months ended March 31, 2006 net cash provided by financing activities of $43.1 million included proceeds of $43.3 million from short-term borrowings under the revolver, partially offset by scheduled payments of $0.2 million on the term loan and other long-term obligations.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

          This quarterly report on Form 10-Q may contain "forward-looking statements." Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "project" or "continue" or the negative thereof and similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this quarterly report and in any public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: our inability to satisfy our debt obligations, the reduction of volume of purchases by one or more of our large customers, our inability to collect receivables from our customers, the termination of our licenses, our inability to identify and capitalize on changing design trends and customer preferences, changes in the competitive environment, increases in the costs of raw materials and the possible risks and uncertainties that have been noted in reports filed by us with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we have utilized interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended March 31, 2007 and 2006, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and the loss before income taxes and minority interest for the quarters ended March 31, 2007 and 2006 would have increased by $1.9 million and $1.8 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

          Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $1.2 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

          There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM 5. OTHER INFORMATION

          During the quarter ended March 31, 2007, the Company issued 7.63 shares of its Common Stock, $0.01 par value, that were not registered under the Securities Act of 1933. These shares were issued to certain employees in connection with their exercise of stock options.

          The Company also purchased and retired 0.85 shares of redeemable and
0.55 shares of non-redeemable common stock held by former employee stockholders at an estimated fair value of $14,250 per share.

          The Company claims an exemption from registration of the offer and sale of these shares pursuant to Section 4(2) of the Securities Act and Rule 506 there-under.

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

Date: May 15, 2007