Form 10-Q
period 2007-06-30
AMSCAN HOLDINGS INC
filed 2007-08-14
CIK 1024729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 14, 2007, 1,000.00 shares of Registrant’s common stock, par value $0.10, were outstanding.

AMSCAN HOLDINGS, INC.
FORM 10-Q
June 30, 2007
     References throughout this document to “Amscan,” “AHI,” and the “Company” include Amscan Holdings, Inc. and its wholly owned subsidiaries. In this document the words “we,” “our,” “ours” and “us” refer only to the Company and its wholly owned subsidiaries and not to any other person.
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

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

		December 31,
	June 30, 2007	2006
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$6,356	$4,966
Accounts receivable, net of allowances	95,180	95,470
Inventories, net of allowances	231,273	227,450
Prepaid expenses and other current assets	43,254	35,700

Total current assets	376,063	363,586
Property, plant and equipment, net	152,845	155,443
Goodwill	477,926	476,704
Trade names	143,000	143,000
Other intangible assets, net	46,496	47,407
Other assets, net	29,734	31,231

Total assets	$1,226,064	$1,217,371

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$77,900	$4,930
Accounts payable	61,805	110,429
Accrued expenses	65,535	68,089
Income taxes payable	1,785	8,874
Current portion of long-term obligations	4,686	3,703

Total current liabilities	211,711	196,025
Long-term obligations, excluding current portion	553,736	558,372
Deferred income tax liabilities	83,370	83,592
Deferred rent and other long-term liabilities	10,341	10,199

Total liabilities	859,158	848,188

Redeemable common securities	12,269	9,343

Commitments and contingencies

Stockholders’ equity:
Common Stock ($0.01 par value; 40,000.00 shares authorized; 30,187.16 shares issued and outstanding at June 30, 2007 and 30,100.75 shares issued and outstanding at December 31, 2006)	—	—
Additional paid-in capital	332,107	331,113
Retained earnings	20,371	27,264
Accumulated other comprehensive income	2,159	1,463

Total stockholders’ equity	354,637	359,840

Total liabilities, redeemable common securities and stockholders’ equity	$1,226,064	$1,217,371

Note: The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date (see Note 3).
See accompanying notes to condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2007	2006
Revenues:
Net sales	$273,424	$223,847
Royalties and franchise fees	5,747	4,886

Total revenues	279,171	228,733

Expenses:
Cost of sales	175,025	157,204
Selling expenses	10,486	9,443
Retail operating expenses	36,559	24,363
Franchise expenses	3,056	3,142
General and administrative expenses	25,123	19,861
Art and development costs	3,035	2,476

Total expenses	253,284	216,489

Income from operations	25,887	12,244

Interest expense, net	13,907	13,880
Other expense (income), net	15,841	(1,682)

(Loss) income before income taxes and minority interests	(3,861)	46

Income tax (benefit) expense	(1,459)	19
Minority interests	56	36

Net loss	$(2,458)	$(9)

See accompanying notes to condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Revenues:
Net sales	$516,953	$428,030
Royalties and franchise fees	10,642	9,043

Total revenues	527,595	437,073

Expenses:
Cost of sales	340,848	305,871
Selling expenses	20,966	18,618
Retail operating expenses	71,442	48,562
Franchise expenses	6,406	5,979
General and administrative expenses	49,255	39,639
Art and development costs	5,954	4,958

Total expenses	494,871	423,627

Income from operations	32,724	13,446

Interest expense, net	27,982	27,103
Other expense (income), net	15,705	(1,957)

Loss before income taxes and minority interests	(10,963)	(11,700)

Income tax benefit	(4,165)	(4,640)
Minority interests	64	106

Net loss	$(6,862)	$(7,166)

See accompanying notes to condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

					Accumulated
					Other
	Common		Additional	Retained	Comprehensive
	Shares	Common Stock	Paid-in Capital	Earnings	Loss	Total
Balance at December 31, 2006	30,100.75	$—	$331,113	$27,264	$1,463	$359,840
Net loss				(6,862)		(6,862)
Cumulative change from adoption of FIN 48 (see Note 5)				(31)		(31)
Net change in cumulative translation adjustment					815	815
Change in fair value of interest rate swap contracts, net of income tax benefit					59	59
Change in fair value of foreign exchange contracts, net of income tax benefit					(178)	(178)

Comprehensive loss						(6,197)
Issuance of shares of redeemable and non-redeemable common stock	92.89		1,221			1,221
Reclassification of common stock to redeemable common securities			(1,000)			(1,000)

Purchase and retirement of redeemable and non-redeemable common stock held by former employees	(6.48)		(80)			(80)
Stock option compensation expense			853			853

Balance at June 30, 2007	30,187.16	$—	$332,107	$20,371	$2,159	$354,637

See accompanying notes to condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows used in operating activities:
Net loss	$(6,862)	$(7,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	19,111	20,254
Amortization of deferred financing costs	1,141	1,309
Provision for doubtful accounts	429	687
Deferred income tax benefit	(1,034)	(4,200)
Deferred rent	2,218	1,500
Undistributed income in unconsolidated joint venture	(49)	(221)
Loss (gain) on disposal of equipment	95	(2,018)
Equity-based compensation	853	476
Debt retirement costs	3,783	—
Write-off of deferred financing costs	6,364	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,044)	(6,867)
(Increase) decrease in inventories	(3,826)	14,443
Increase in prepaid expenses and other current assets	(10,756)	(2,984)
Decrease in accounts payable, accrued expenses and income taxes payable	(40,006)	(34,486)
Other, net	9	—

Net cash used in operating activities	(32,574)	(19,273)

Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash received	(8,085)	(862)
Capital expenditures	(10,432)	(15,899)
Proceeds from disposal of property and equipment	1,737	13,004

Net cash used in investing activities	(16,780)	(3,757)

Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(394,946)	(1,314)
Proceeds from loans, notes payable and long-term obligations, net of debt issuance costs	449,136	17,700
Debt retirement costs	(6,218)	—
Proceeds from capital contributions, stock subscriptions and exercise of options, net of retirements	2,067	1,374

Net cash provided by financing activities	50,039	17,760
Effect of exchange rate changes on cash and cash equivalents	705	1,159

Net increase (decrease) in cash and cash equivalents	1,390	(4,111)
Cash and cash equivalents at beginning of period	4,966	8,745

Cash and cash equivalents at end of period	$6,356	$4,634

Supplemental disclosures:
Interest paid	$27,847	$22,479
Income taxes paid	$6,366	$2,409
See accompanying notes to condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 1 – Description of Business
     Amscan Holdings, Inc. (“Amscan”, “AHI” or the “Company”) was incorporated on October 3, 1996 for the purpose of becoming the holding company for Amscan Inc. and certain affiliated entities. The Company designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic balloons, accessories, novelties, gifts and stationery, throughout the world, including in North America, South America, Europe, Asia and Australia. In addition, the Company operates retail party supply superstores within the United States and sells franchises on an individual store and franchise area basis throughout the United States and Puerto Rico.
Note 2 – Acquisitions
     Party America Acquisition — On September 29, 2006 (the “Party America Acquisition Date”), the Company acquired PA Acquisition Corp. (the “Party America Acquisition”), doing business as Party America (“Party America”), from Gordon Brothers Investment, LLC. In connection with the acquisition, the outstanding common stock, common stock options and subordinated debt of Party America were converted into AAH (defined hereafter) common stock and common stock options valued at $29,659. AAH also paid transaction costs of $1,100 and repaid $12,583 of Party America senior debt.
     A preliminary estimate of the excess of the Party America purchase price over the tangible net assets acquired has been allocated to intangible assets consisting of franchise licenses ($2,300), which are being amortized using the straight-line method over the assets’ estimated useful life (nine years) and trade names ($15,400) and goodwill ($8,300), which are not being amortized, and net deferred tax liabilities ($2,800). In addition, other assets acquired totaled $48,400, including an allocation to adjust property, plant and equipment to market value ($500), and liabilities assumed totaled $40,800. The allocation of the purchase price is based, in-part, on our preliminary estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. Independent valuation specialists are currently conducting a valuation of the net assets acquired as of the Party America Acquisition Date to assist management with the final determination of fair value.
     Other- During the quarter ended June 30, 2007, the Company acquired a retail operation for $5,000 and repaid the company’s existing debt. This acquisition was recorded in the Company’s financial statements based upon the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed and is reflected in the Company’s consolidated results of operations from the date of acquisition.
Note 3 – Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006 include the accounts of the Company and its majority-owned and controlled entities. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items and reclassification of prior year amounts to conform to current year presentation) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. Our business is subject to substantial seasonal variations, as our retail segment has realized a significant portion of its net sales, cash flow and net income in the fourth quarter of each year, principally due to the Halloween season sales in October and, to a lesser extent, other holiday sales at the end of the calendar year. We expect that this general pattern will continue. Our results of operations may also be affected by industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.
     Our retail segment defines a fiscal year as the 52-week period or 53-week period ended on the Saturday nearest December 31 of each year, and defines it’s fiscal quarters as the four interim 13-week periods following the end of the previous fiscal year, except in the case of a 53-week fiscal year when the fourth fiscal quarter is extended to 14 weeks.
     The Company has determined the difference between our retail segment fiscal year and the calendar year to be insignificant and will be reconciled in the financial consolidation process.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 4 – Inventories
     Inventories consisted of the following:

	June 30,	December 31,
	2007	2006
Finished goods	$221,371	$215,069
Raw materials	11,758	12,105
Work-in-process	5,710	5,579

	238,839	232,753
Less: reserve for slow moving and obsolete inventory	(7,566)	(5,303)

	$231,273	$227,450

     Inventories are valued at the lower of cost or market. The Company determines the cost of inventory at its retail stores using the weighted average method. All other inventory cost is determined using the first-in, first-out method.
Note 5 – Income Taxes
     The consolidated income tax (benefit) expense for the three and six months ended June 30, 2007 and 2006 were determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2007 and 2006, respectively. The differences between the consolidated effective income tax rate and the U.S. federal statutory rate are primarily attributable to state income taxes and available domestic manufacturing deductions.
     The Company and its subsidiaries file a U.S. federal income tax return, and various state and foreign tax returns. Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48: “Accounting for Uncertainty in Income Taxes.” In accordance with FIN 48, the Company recognized a cumulative-effect adjustment of $635, decreasing its income tax liability for previously reserved tax items, interest, and penalties by that amount, decreasing goodwill by $666, and decreasing the January 1, 2007 balance of retained earnings by $31.
     At January 1, 2007, the Company had $2,229 in unrecognized tax benefits, the recognition of which would have an impact of $888 on the effective tax rate. Liabilities for unrecognized tax benefits are reflected in other long term liabilities in the condensed consolidated balance sheet. Included in the balance of unrecognized tax benefits at January 1, 2007, is $323 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a potential decrease in unrecognized tax benefits comprised of items related to expiring statutes in federal and state jurisdictions.
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
     During the six months ended June 2007, a reduction for $240 of unrecognized tax benefits, with a corresponding reduction of goodwill, related to expiring statutes in state jurisdictions was recorded. During the six months ended June 2007, the Company also recorded an $88 increase to its income tax benefit and reduction in its net deferred tax liability to reflect a decrease in New York State’s corporate income tax rate and an acceleration of a change in its law governing the apportionment of income to New York State
Note 6 — Restructuring
     In connection with the Party America Acquisition, $1,000 has been accrued related to plans to restructure Party America’s administrative operations and involuntarily terminate a limited number of Party America personnel. The Company may also incur employee retention expenses of approximately $4,000 during 2007.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 7 – Comprehensive Loss
     Comprehensive loss consisted of the following:

	Three Months		Six Months Ended
	Ended June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(2,458)	$(9)	$(6,862)	$(7,166)

Cumulative change from adoption of FIN 48 (see Note 5)			(31)
Net change in cumulative translation adjustment	636	1,673	815	1,525

Change in fair value of interest rate swap contracts, net of income tax expense of $120, $119, $35, and $167	203	201	59	284

Change in fair value of foreign exchange contracts, net of income tax benefit of $(23) and $(104)	(39)		(178)	—

	$(1,658)	$1,865	$(6,197)	$(5,357)

     Accumulated other comprehensive income consisted of the following:

	June 30,	December 31,
	2007	2006
Cumulative translation adjustment	$2,264	$1,449

Interest rate swap contracts, net of income tax expense of $79, and $44	134	75

Foreign exchange contracts, net of income tax benefit of $(140), and $(36)	(239)	(61)

Total accumulated other comprehensive income	$2,159	$1,463

Note 8 – Capital Stock
     At June 30, 2007 and December 31, 2006, the Company’s authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding and 40,000.00 shares of common stock, $0.01 par value, of which 30,187.16 and 30,100.75 shares were issued and outstanding, respectively.
     Certain employee stockholders owned 643.99 and 574.67 shares of AAH common stock at June 30, 2007 and December 31, 2006, respectively. Under the terms of the AAH stockholders’ agreement dated April 30, 2004, the Company has an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders can require the Company to purchase all of the shares held by the former employee. The purchase price as prescribed in the stockholders’ agreement is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by the Company to all employee stockholders based on fully paid and vested common securities is classified as redeemable common securities on the consolidated balance sheet at the estimated fair market value of the common stock, with a corresponding adjustment to stockholders’ equity.
     In June 2007, the Company received subscriptions from employees for the purchase of 248 shares of common stock, valued at $3,534, in advance of issuing stock certificates. Proceeds received toward those subscriptions totaled $1,938 at June 30, 2007. The common stock subscriptions are reported, net of subscriptions receivable, in the redeemable common securities section of the consolidated balance sheet.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
     At June 30, 2007 and December 31, 2006, the aggregate amount that may be payable by the Company to employee stockholders and option holders, based on the estimated market value, was approximately $12,269 and $9,343, respectively. As there is no active market for the Company’s common stock, the Company estimated the fair value of its common stock based on the valuation of the Company common stock issued in connection with the Party America Acquisition.
Note 9 – Segment Information
Industry Segments
     The Company has two identifiable business segments. The Wholesale segment includes the design, manufacture, contract for manufacture and wholesale distribution of party goods, including paper and plastic tableware, metallic balloons, accessories, novelties, gifts and stationery, at wholesale. The Retail segment includes the operation of company-owned retail party supply superstores in the United States and the sale of franchises on an individual store and franchise area basis throughout the United States and Puerto Rico.
     The Company’s industry segment data for the three and six months ended June 30, 2007 and June 30, 2006 is as follows:

	Wholesale	Retail	Eliminations	Consolidated
Three Months Ended June 30, 2007
Revenues:
Net sales	$148,770	$164,909	$(40,255)	$273,424
Royalties and franchise fees	—	5,747	—	5,747

Total revenues	$148,770	$170,656	$(40,255)	$279,171

Income from operations	$9,520	$19,055	$(2,688)	$25,887

Interest expense, net				13,907
Other expense, net				15,841

Loss before income taxes and minority interests				$(3,861)

Long-lived assets	$461,716	$399,569	$(11,284)	$850,001

	Wholesale	Retail	Eliminations	Consolidated
Three Months Ended June 30, 2006
Revenues:
Net sales	$116,772	$120,203	$(13,128)	$223,847
Royalties and franchise fees	—	4,886	—	4,886

Total revenues	$116,772	$125,089	$(13,128)	$228,733

Income from operations	$7,009	$6,867	$(1,632)	$12,244

Interest expense, net				13,880
Other income, net				(1,682)

Income before income taxes and minority interests				$46

Long-lived assets	$446,425	$347,639	$(9,406)	$784,658

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Wholesale	Retail	Eliminations	Consolidated
Six Months Ended June 30, 2007
Revenues:
Net sales	$288,763	$300,318	$(72,128)	$516,953
Royalties and franchise fees	—	10,642	—	10,642

Total revenues	$288,763	$310,960	$(72,128)	$527,595

Income from operations	$19,948	$17,959	$(5,183)	$32,724

Interest expense, net				27,982
Other expense, net				15,705

Loss before income taxes and minority interests				$(10,963)

Long-lived assets	$461,716	$399,569	$(11,284)	$850,001

	Wholesale	Retail	Eliminations	Consolidated
Six Months Ended June 30, 2006
Revenues:
Net sales	$239,959	$217,102	$(29,031)	$428,030
Royalties and franchise fees	—	9,043	—	9,043

Total revenues	$239,959	$226,145	$(29,031)	$437,073

Income (loss) from operations	$20,819	$(1,994)	$(5,379)	$13,446

Interest expense, net				27,103
Other income, net				(1,957)

Loss before income taxes and minority interests				$(11,700)

Long-lived assets	$446,425	$347,639	$(9,406)	$784,658

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

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
     The Company’s geographic area data are as follows:

	Domestic	Foreign	Eliminations	Consolidated
Three Months Ended June 30, 2007
Revenues:
Net sales to unaffiliated customers	$253,929	$19,495	$—	$273,424
Net sales between geographic areas	6,022	—	(6,022)	—

Net sales	259,951	19,495	(6,022)	273,424
Royalties and franchise fees	5,747	—	—	5,747

Total revenues	$265,698	$19,495	$(6,022)	$279,171

Income from operations	$24,070	$1,598	$219	$25,887

Interest expense, net				13,907
Other expense, net				15,841

Loss before income taxes and minority interests				$(3,861)

Long-lived assets	$879,760	$17,631	$(47,390)	$850,001

	Domestic	Foreign	Eliminations	Consolidated
Three Months Ended June 30, 2006
Revenues:
Net sales to unaffiliated customers	$207,405	$16,442	$—	$223,847
Net sales between geographic areas	5,247	—	(5,247)	—

Net sales	212,652	16,442	(5,247)	223,847
Royalties and franchise fees	4,886	—	—	4,886

Total revenues	$217,538	$16,442	$(5,247)	$228,733

Income from operations	$10,612	$1,234	$398	$12,244

Interest expense, net				13,880
Other income, net				(1,682)

Income before income taxes and minority interests				$46

Long-lived assets	$808,243	$11,667	$(35,252)	$784,658

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Domestic	Foreign	Eliminations	Consolidated
Six Months Ended June 30, 2007
Revenues:
Net sales to unaffiliated customers	$479,731	$37,222	$—	$516,953
Net sales between geographic areas	10,446	—	(10,446)	—

Net sales	490,177	37,222	(10,446)	516,953
Royalties and franchise fees	10,642	—	—	10,642

Total revenues	$500,819	$37,222	$(10,446)	$527,595

Income from operations	$29,582	$2,464	$678	$32,724

Interest expense, net				27,982
Other expense, net				15,705

Loss before income taxes and minority interests				$(10,963)

Long-lived assets	$879,760	$17,631	$(47,390)	$850,001

	Domestic	Foreign	Eliminations	Consolidated
Six Months Ended June 30, 2006
Revenues:
Net sales to unaffiliated customers	$396,519	$31,511	$—	$428,030
Net sales between geographic areas	9,190	—	(9,190)	—

Net sales	405,709	31,511	(9,190)	428,030
Royalties and franchise fees	9,043	—	—	9,043

Total revenues	$414,752	$31,511	$(9,190)	$437,073

Income from operations	$10,369	$2,142	$935	$13,446

Interest expense, net				27,103
Other income, net				(1,957)

Loss before income taxes and minority interests				$(11,700)

Long-lived assets	$808,243	$11,667	$(35,252)	$784,658

Note 10 – Legal Proceedings
     The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.
Note 11 – Related Party Transactions
     In connection with its acquisition in April 2004, the Company executed a management agreement with Berkshire Partners LLC and Weston Presidio. Pursuant to the management agreement, Berkshire Partners LLC and Weston Presidio will be paid annual management fees of $833 and $417, respectively. At June 30, 2007 and December 31, 2006, accrued management fees payable to Berkshire Partners LLC and Weston Presidio totaled $139 and $69, respectively. Although the indenture governing our senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 12 – Stock Option Plan
     On May 1, 2004, the Company adopted the 2004 Equity Incentive Plan under which the Company may grant incentive awards in the form of options to purchase shares of the Company’s common stock (“Company Stock Options”) and shares of restricted and unrestricted shares of the Company’s common stock to certain directors, officers, employees and consultants of the Company and its affiliates. A committee of the Company’s board of directors (the “Committee”), or the board itself in the absence of a Committee, is authorized to make grants and various other decisions under the 2004 Equity Incentive Plan. Unless otherwise determined by the Committee, any participant granted an award under the 2004 Equity Incentive Plan must become a party to, and agree to be bound by, the stockholders’ agreement. Company Stock reserved under the Equity Incentive Plan totaled 3525.2068 and may include incentive stock options, nonqualified stock options or both types of Company Stock Options. Company Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Committee, vest over five years and have a term of ten years from the date of grant.
     In April 2005, the Company granted 722 time-based options (“TBO’s) and 760 performance based options (“PBO’s”) to key employees and its outside directors. Under the PBO feature, the ability to exercise vested option awards is contingent upon the occurrence of an initial public offering of the Company’s common stock or a change in control of the Company and the achievement of specific investment returns to the Company’s shareholders. The Company used a minimum value method under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to determine the fair value of the Company Stock Options granted in April 2005 and recorded approximately $202 and $222 in compensation expense, in general and administrative expenses, during the six months ended June 30, 2007 and 2006 respectively. It has been assumed that the estimated fair value of the options granted in 2005 under the Equity Incentive Plan is amortized on a straight line basis to compensation expense, net of taxes, over the vesting period of the grant of 4.0 years. The estimated fair value of each option on the date of grant was determined using the minimum value method with the following assumptions: dividend yield of 0%, risk-free interest rate of 3.1%, forfeitures and expected cancellation of 6% for PBOs, and 3% for TBOs and an expected life of 4.0 years.
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
     Since 2006, the Company granted an additional 489.50 TBO’s and 890.50 PBO’s exercisable at a strike price of $12,000 per share and 187 TBO’s and 314 PBO’s exercisable at a strike price of $14,250 per share, to key eligible employees and outside directors. In addition, in connection with the acquisition of Party America, certain Party America employees elected to roll their options to purchase Party America common stock into fully vested TBO’s. As a result, the Company issued 19.023 fully vested TBO’s exercisable at strike prices of $6,267 and $10,321 per share and with a fair market value of $170. The fair value of these options was recorded as part of the purchase price allocations.
     The Company recorded compensation expense of $349 and $654 during the three and six months ended June 30, 2007, related to the options granted since the adoption of SFAS No. 123(R), in general and administrative expenses. The fair value of each grant was estimated on the grant date using a Black-Scholes option valuation model, based on the following assumptions:

Expected dividend rate	—
Risk free interest rate	4.85%
Expected Life	7.50 years
Price Volatility	15.00%
Forfeiture rate	7.75%
     The weighted average expected lives (estimated period of time outstanding) was estimated using the simplified method for determining the expected term. Expected volatility was based on implied historical volatility of an applicable Dow Jones Industrial Average sector index for a period equal to the stock option’s expected life.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
     During the six months ended June 30, 2007, 7.63 options were exercised.
Note 13 — Long Term Obligations
     On May 25, 2007, the Company, a wholly owned subsidiary of AAH Holdings Corporation (“AAH”), and AAH, entered into (i) a Term Loan Credit Agreement (the “Term Loan Credit Agreement”), and (ii) an ABL Credit Agreement (the “ABL Credit Agreement”).
Term Loan Credit Agreement-
     The Term Loan Credit Agreement consisted of a $375,000 term loan, the proceeds of which were used to refinance certain existing indebtedness and to pay transactions costs.
     The Term Loan Credit Agreement provides for two pricing options: (i) an alternate base rate (“ABR”) equal to the greater of (a) Credit Suisse’s prime rate in effect on such day and (b) the federal funds effective rate in effect on such day plus 1/2 of 1% or (ii) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin is 1.25% with respect to ABR borrowings and 2.25% with respect to LIBOR borrowings.
     The Term Loan Credit Agreement provides that the term loans may be prepaid provided that, as a condition to any optional prepayment of the term loans any time prior to the first anniversary of the closing date (other than with the proceeds of an underwritten initial public offering of common stock of the Company or AAH or an optional prepayment of the term loan in full substantially contemporaneously, with a change of control), the Company shall pay a premium equal to 1.00% of the principal amount prepaid.
     The term loans are subject to mandatory prepayment out of (i) 100% of net proceeds arising from asset sales, insurance and condemnation proceeds, subject to reinvestment provisions, (ii) 50% of net proceeds arising from certain equity issuances by the Company or its subsidiaries (which percentage will be reduced to 25% or 0% if the Company’s total leverage ratio is less than specified ratios), (iii) net proceeds arising from any debt issued by the Company or its subsidiaries and (iv) commencing with the fiscal year ending December 31, 2007, 50% (which percentage will be reduced to 25% or 0% if the Company’s total leverage ratio is less than specified ratios) of the Excess Cash Flow, as defined, of the Company.
     The Company is required to repay installments on the term loans in quarterly principal amounts of 0.25% of their funded total principal amount, beginning June 30, 2007 and ending March 31, 2013, with the remaining amount payable on the maturity date of May 25, 2013.
     The obligations of the Company under the Term Loan Credit Agreement are jointly and severally guaranteed by AAH and each wholly-owned domestic subsidiary of the Company. Each guarantor has secured its obligations under the guaranty by a first priority lien on substantially all of its assets, with the exception of accounts receivable and inventories, which are under a second priority lien.
     The Company may, by written notice to the Administrative Agent from time to time, request additional incremental term loans, in an aggregate amount not to exceed $100,000 from one or more lenders (which may include any existing Lender) willing to provide such additional incremental term loans in their own discretion.
     The Term Loan Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its Subsidiaries to incur additional indebtedness; create, incur or suffer to exist liens on any of their property or assets; make investments or enter into joint venture arrangements; pay dividends and distributions or repurchase capital stock of the Company; engage in mergers, consolidations and sales of all or substantially all their assets; sell assets; make capital expenditures; enter into agreements restricting dividends and advances by the Company’s subsidiaries; and engage in transactions with affiliates.
     The Term Loan Credit Agreement also contains certain customary affirmative covenants and events of default.
     At June 30, 2007, the balance of the Term Loan was $374,063.
ABL Credit Agreement —
     The Company has a committed revolving credit facility in an aggregate principal amount of up to $200,000 for working capital, general corporate purposes and the issuance of letters of credit. The ABL Credit Agreement provides for (a) extension of credit in the form of Revolving Loans at any time and from time to time during the period ended May 25, 2012 (the “Availability Period”), in an aggregate principal amount at any time outstanding not in excess of $200,000, subject to the borrowing base described below, (b) commitments to obtain credit,

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
at any time and from time to time during the Availability Period, in the form of Swing line Loans, in an aggregate principal amount at any time outstanding not in excess of $10,000 and (c) ability to utilize Letters of Credit, in an aggregate face amount at any time outstanding not in excess of $25,000 to support payment obligations incurred in the ordinary course of business by the Company and its subsidiaries.
     The borrowing base at any time equals (a) 85% of eligible trade receivables, plus (b) the lesser of (i) 75% of eligible inventory and eligible in-transit inventory, valued at the lower of cost or market value, and (ii) 85% of net orderly liquidation value of eligible inventory and eligible in transit inventory (subject, in the case of eligible in-transit inventory, to a cap of $10,000) , plus (c) the 85% of eligible credit card receivables, less (d) certain reserves.
     The ABL Credit Agreement provides for two pricing options: (i) an alternate base rate (“ABR”) equal to the greater of (a) Credit Suisse’s prime rate in effect on such day and (b) the federal funds effective rate in effect on such day plus 1/2 of 1% or (ii) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin is up to 0.50% with respect to ABR borrowings and from 1.00% to 1.50% with respect to LIBOR borrowings. The initial applicable margin is 0.25% with respect to ABR borrowings and 1.25% with respect to LIBOR borrowings.
     In addition to paying interest on outstanding principal under the ABL Credit Agreement, the Company is required to pay a commitment fee of between 0.30% and 0.25% per annum in respect of the unutilized commitments there under. The Company must also pay customary letter of credit fees and agency fees.
     Upon prior notice, the Company may prepay any borrowing under the ABL Credit Agreement, in whole or in part, without premium or penalty other than customary “breakage” costs with respect to LIBOR loans.
     There is no scheduled amortization under the ABL Credit Agreement. The principal amount outstanding of the loans under the ABL Credit Agreement is due and payable in full on the fifth anniversary of the closing date.
     The obligations of the Company under the ABL Credit Agreement are jointly and severally guaranteed by AAH and each wholly-owned domestic subsidiary of the Company. Each guarantor has secured its obligations under the guaranty by a first priority lien on its accounts receivable and inventories and a second priority lien on substantially all of its other assets.
     The ABL Credit Agreement contains negative covenants that are substantially similar to the Term Loan Credit Agreement. Although the ABL Credit Agreement does not require the Company to comply with any financial ratio maintenance covenants, if it has less than $20,000 of excess availability the Company is not permitted to borrow any additional amounts. The ABL Credit Agreement also limits the amount of consolidated capital expenditures in any fiscal year
     The ABL Credit Agreement also contains certain customary affirmative covenants and events of default.
     Debt financing costs of $16,300 were recorded in Other expenses (income), net, in the consolidated results of operations in the quarter ended June 30, 2007.
     Borrowings under the ABL Credit Agreement were $77,900, and outstanding standby letters of credit totaled $12,351.
Prior Credit Agreements —
     On May 25, 2007, the Company’s $410,000 First Lien Credit and Guaranty Agreement (the “First Lien Agreement”) and (ii) the $60,000,000 Second Lien Credit and Guaranty Agreement (the “Second Lien Agreement”) were terminated.
     The First Lien Agreement consisted of (i) a $325,000 First Term Loan (“First Term Loan”) and (ii) an $85,000 First Term Revolver (“First Term Revolver”). The First Term Loan provided for amortization (in quarterly installments) of 0.25% of the funded total principal amount through September 2012, with the remaining principal balance payable on December 23, 2012. The First Term Revolver was available through December 23, 2011.
     The First Lien Agreement provided for two interest rate options: (i) loans on which interest is payable quarterly at a Base Rate equal to the higher of (x) the Federal Funds rate plus 50 basis points or (y) the prime rate plus an applicable margin initially equal to 2.00% and subject to adjustment downward based on improvements in the Company’s leverage ratio and (ii) loans on which interest accrues for one, two, three, six or, if generally available, nine or twelve month interest periods, at a rate of interest per annum equal to the reserve adjusted Eurodollar rate, plus an applicable margin initially equal to 3.00% per annum, subject to downward adjustment based on improvements in the leverage ratio.
     At December 31, 2006, the First Term Loan was $319,814, which included an original issue discount of $2,748, which was net of $502 of accumulated amortization, and the floating interest rate was 8.30%. Borrowings under the First Term Revolver at December 31, 2006 were $4,900 and outstanding standby letters of credit totaled $15,400.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
          The Second Lien Agreement consisted of a $60,000 Second Term Loan. It was not subject to any mandatory sinking fund payments, and was payable on December 23, 2012.
The Second Lien Agreement provided for two interest rate options: (i) loans on which interest is payable quarterly at a Base Rate equal to the higher of (x) the Federal Funds rate plus 50 basis points or (y) the prime rate plus an applicable margin equal to 4.00% and (ii) loans on which interest accrues for one, two, three, six or if, generally available, nine or twelve month interest periods at a rate of interest per annum equal to the reserve adjusted Eurodollar rate, plus an applicable margin initially equal to 5.00% per annum.
          At December 31, 2006, the Second Term Loan was $58,732, which included an original issue discount of $1,268, which was net of $232 of accumulated amortization and the floating interest rate was 10.30%.
Capital Lease obligations-
During the quarter ended June 30, 2007, the Company entered into a capital lease agreement for software equipment and services with implicit interest rates ranging from 6.79% to 7.21% which extend to 2012. The Company also has various other capital leases for machinery and equipment and automobiles with implicit interest rates ranging from 7.70% to 12.29% which extend to 2009. Capital Lease obligations for the quarters ended June 30, 2007 and 2006 were $2,174 and $858, respectively.
Note 14 – Recently Issued Accounting Standards
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The new guidance will be effective for the Company on January 1, 2008. The Company is in the process of determining the effect, if any, of adopting SFAS No. 157 on the Company’s consolidated financial statements.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment to FASB No. 115” (“SFAS 159”). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement consistent with the FASB’s long-term objectives for financial instruments. The new guidance will be effective for the Company on January 1, 2008. The Company is in the process of evaluating the impact that adoption of SFAS 159 will have on its future consolidated financial statements.
Note 15 – Condensed Consolidating Financial Information
          On May 25, 2007, the Company, a wholly owned subsidiary of AAH, along with AAH, entered into (i) a $375,000 Term Loan Credit Agreement and (ii) a $200,000 ABL Credit Agreement (see Note 13).
          Borrowings under the Term Loan Credit Agreement, the ABL Credit Agreement and the Company’s 8.75% $175,000 senior subordinated notes issued in April 30, 2004 and due in April 30, 2014 are guaranteed jointly and severally, fully and unconditionally, by the following wholly-owned domestic subsidiaries of the Company (the “Guarantors”):
•	Amscan Inc.

•	Am-Source, LLC

•	Anagram Eden Prairie Property Holdings LLC

•	Anagram International, Inc.

•	Anagram International Holdings, Inc.

•	Anagram International, LLC

•	Gags & Games, Inc.

•	JCS Packaging Inc. (formerly JCS Realty Corp.)

•	M&D Industries, Inc.

•	Party City Corporation

•	PA Acquisition Corporation

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
•	SSY Realty Corp.

•	Trisar, Inc.
          Non-guarantor subsidiaries (“Non-guarantors”) include the following:
•	Amscan (Asia-Pacific) Pty. Ltd.

•	Amscan de Mexico, S.A. de C.V.

•	Amscan Distributors (Canada) Ltd.

•	Anagram Espana, S.A.

•	Anagram France S.C.S.

•	Amscan Holdings Limited

•	Anagram International (Japan) Co., Ltd.

•	Amscan Partyartikel GmbH

•	JCS Hong Kong Ltd.
     The following information presents condensed consolidating balance sheets at June 30, 2007 and December 31, 2006, and the condensed consolidating statements of operations for the three and six months ended June 30, 2007 and 2006, and the related condensed consolidating statements of cash flows for the six months ended June 30, 2007 and 2006, for the combined Guarantors and the combined Non-guarantors, together with the elimination entries necessary to consolidate the entities comprising the combined companies.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2007

	AHI and Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,516	$840	$—	$6,356
Accounts receivable, net of allowances	76,916	18,264	—	95,180
Inventories, net of allowances	220,061	11,738	(526)	231,273
Prepaid expenses and other current assets	40,979	2,275	—	43,254

Total current assets	343,472	33,117	(526)	376,063
Property, plant and equipment, net	150,561	2,284	—	152,845
Goodwill	473,583	4,343	—	477,926
Trade names	143,000			143,000
Other intangible assets, net	46,496	—	—	46,496
Other assets, net	66,121	11,003	(47,390)	29,734

Total assets	$1,223,233	$50,747	$(47,916)	$1,226,064

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$77,900	$—	$—	$77,900
Accounts payable	59,629	2,176	—	61,805
Accrued expenses	56,972	8,563	—	65,535
Income taxes payable	2,178	(400)	7	1,785
Current portion of long-term obligations	4,544	142	—	4,686

Total current liabilities	201,223	10,481	7	211,711
Long-term obligations, excluding current portion	553,685	51	—	553,736
Deferred income tax liabilities	82,654	716	—	83,370
Deferred rent and other long-term liabilities	18,259	39,629	(47,547)	10,341

Total liabilities	855,821	50,877	(47,540)	859,158

Redeemable common securities	12,269	—	—	12,269

Commitments and contingencies

Stockholders’ equity:
Common Stock	—	339	(339)	—
Additional paid-in capital	332,107	—	—	332,107
Retained earnings (deficit)	20,877	(390)	(116)	20,371
Accumulated other comprehensive income (loss)	2,159	(79)	79	2,159

Total stockholders’ equity	355,143	(130)	(376)	354,637

Total liabilities, redeemable common securities and stockholders’ equity	$1,223,233	$50,747	$(47,916)	$1,226,064

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,395	$571	$—	$4,966
Accounts receivable, net	82,193	13,277		95,470
Inventories, net	214,681	13,313	(544)	227,450
Prepaid expenses and other current assets	33,960	1,740	—	35,700

Total current assets	335,229	28,901	(544)	363,586
Property, plant and equipment, net	152,956	2,487		155,443
Goodwill, net	472,448	4,256		476,704
Trade names	143,000	—		143,000
Other intangible assets, net	47,407	—		47,407
Other assets	66,092	10,575	(45,436)	31,231

Total assets	$1,217,132	$46,219	$(45,980)	$1,217,371

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Loans and notes payable	$4,930	$—	$—	4,930
Accounts payable	108,192	2,237		110,429
Accrued expenses	61,940	6,149		68,089
Income taxes payable	8,908	(50)	16	8,874
Current portion of long-term obligations	3,523	180		3,703

Total current liabilities	187,493	8,516	16	196,025

Long-term obligations, excluding current portion	558,265	107		558,372
Deferred income tax liabilities	82,891	701		83,592
Deferred rent and other long-term liabilities	18,879	36,963	(45,643)	10,199

Total liabilities	847,528	46,287	(45,627)	848,188

Redeemable common securities	9,343	—	—	9,343

Commitments and contingencies

Stockholders’ equity:
Common stock	—	339	(339)	—
Additional paid-in capital	331,113	—	—	331,113
Retained earnings (deficit)	27,685	(327)	(94)	27,264
Accumulated other comprehensive income (loss)	1,463	(80)	80	1,463

Total stockholders’ equity	360,261	(68)	(353)	359,840

Total liabilities, redeemable common securities and stockholders’ equity	$1,217,132	$46,219	$(45,980)	$1,217,371

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2007

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$259,951	$19,495	$(6,022)	$273,424
Royalties and franchise fees	5,747	—	—	5,747

Total revenues	265,698	19,495	(6,022)	279,171

Expenses:
Cost of sales	167,634	13,302	(5,911)	175,025
Selling expenses	8,116	2,370	—	10,486
Retail operating expenses	36,559	—	—	36,559
Franchise expenses	3,056	—	—	3,056
General and administrative expenses	23,228	2,225	(330)	25,123
Art and development costs	3,035	—	—	3,035

Total expenses	241,628	17,897	(6,241)	253,284

Income from operations	24,070	1,598	219	25,887

Interest expense, net	13,873	34	—	13,907
Other expense (income), net	14,482	(170)	1,529	15,841

(Loss) income before income taxes and minority interests	(4,285)	1,734	(1,310)	(3,861)

Income tax (benefit) expense	(1,897)	479	(41)	(1,459)
Minority interests	—	56	—	56

Net (loss) income	$(2,388)	$1,199	$(1,269)	$(2,458)

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2007

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$490,177	$37,222	$(10,446)	$516,953
Royalties and franchise fees	10,642	—	—	10,642

Total revenues	500,819	37,222	(10,446)	527,595

Expenses:
Cost of sales	325,638	25,674	(10,464)	340,848
Selling expenses	16,227	4,739	—	20,966
Retail operating expenses	71,442	—	—	71,442
Franchise expenses	6,406	—	—	6,406
General and administrative expenses	45,570	4,345	(660)	49,255
Art and development costs	5,954	—	—	5,954

Total expenses	471,237	34,758	(11,124)	494,871

Income from operations	29,582	2,464	678	32,724

Interest expense, net	27,919	63	—	27,982
Other expense (income), net	13,517	(87)	2,275	15,705

(Loss) income before income taxes and minority interests	(11,854)	2,488	(1,597)	(10,963)

Income tax (benefit) expense	(4,982)	810	7	(4,165)
Minority interests	—	64	—	64

Net (loss) income	$(6,872)	$1,614	$(1,604)	$(6,862)

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2006

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$212,652	$16,442	$(5,247)	$223,847
Royalties and franchise fees	4,886	—	—	4,886

Total revenues	217,538	16,442	(5,247)	228,733

Expenses:
Cost of sales	151,298	11,221	(5,315)	157,204
Selling expenses	7,529	1,914	—	9,443
Retail operating expenses	24,363	—	—	24,363
Franchise expenses	3,142	—	—	3,142
General and administrative expenses	18,118	2,073	(330)	19,861
Art and development costs	2,476	—	—	2,476

Total expenses	206,926	15,208	(5,645)	216,489

Income from operations	10,612	1,234	398	12,244

Interest expense, net	13,843	37	—	13,880
Other (income) expense, net	(2,966)	299	985	(1,682)

(Loss) income before income taxes and minority interests	(265)	898	(587)	46

Income tax (benefit) expense	(213)	207	25	19
Minority interests	—	36	—	36

Net (loss) income	$(52)	$655	$(612)	$(9)

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2006

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$405,709	$31,511	$(9,190)	$428,030
Royalties and franchise fees	9,043	—	—	9,043

Total revenues	414,752	31,511	(9,190)	437,073

Expenses:
Cost of sales	293,906	21,430	(9,465)	305,871
Selling expenses	14,752	3,866	—	18,618
Retail operating expenses	48,562	—	—	48,562
Franchise expenses	5,979	—	—	5,979
General and administrative expenses	36,226	4,073	(660)	39,639
Art and development costs	4,958	—	—	4,958

Total expenses	404,383	29,369	(10,125)	423,627

Income from operations	10,369	2,142	935	13,446

Interest expense, net	27,031	72	—	27,103
Other (income) expense, net	(4,104)	336	1,811	(1,957)

(Loss) income before income taxes and minority interests	(12,558)	1,734	(876)	(11,700)

Income tax (benefit) expense	(5,220)	477	103	(4,640)
Minority interests	—	106	—	106

Net (loss) income	$(7,338)	$1,151	$(979)	$(7,166)

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2007

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows used in operating activities:

Net (loss) income	$(6,872)	$1,614	$(1,604)	$(6,862)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	18,648	463	—	19,111
Amortization of deferred financing costs	1,141	—	—	1,141
Provision for doubtful accounts	308	121	—	429
Deferred income tax benefit	(1,034)	—	—	(1,034)
Deferred rent	2,218	—	—	2,218
Undistributed gain in unconsolidated joint venture	(49)	—	—	(49)
Loss on disposal of equipment	95	—	—	95
Equity based compensation	853	—	—	853
Debt retirement costs	3,783	—	—	3,783
Write-off of deferred financing costs	6,364	—	—	6,364
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,068	(5,112)	—	(4,044)

(Increase) decrease in inventories	(5,383)	1,575	(18)	(3,826)
Increase in prepaid expenses and other current assets	(10,134)	(622)	—	(10,756)
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(43,471)	1,844	1,622	(40,006)
Other, net	9	—	—	9

Net cash used in operating activities	(32,456)	(117)	—	(32,574)

Cash flows used in investing activities:
Cash paid in connection with store acquisitions	(8,085)	—	—	(8,085)
Capital expenditures	(10,217)	(215)	—	(10,432)
Proceeds from disposal of property and equipment	1,737	—	—	1,737

Net cash used in investing activities	(16,565)	(215)	—	(16,780)

Cash flows provided by (used in) financing activities:
Repayments of loans, notes payable and long-term obligations	(394,846)	(100)	—	(394,946)
Proceeds from loans, notes payable and long-term obligations	449,136	—	—	449,136
Debt retirement costs	(6,218)	—	—	(6,218)
Proceeds from capital contributions and exercise of options, net of retirements	2,067	—	—	2,067

Net cash provided by (used in) financing activities	50,139	(100)	—	50,039
Effect of exchange rate changes on cash and cash equivalents	5	700	—	705

Net increase (decrease) in cash and cash equivalents	1,123	269	—	1,390
Cash and cash equivalents at beginning of period	4,395	571	—	4,966

Cash and cash equivalents at end of period	$5,518	$840	$—	$6,356

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2006

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows used in operating activities:
Net (loss) income	$(7,338)	$1,151	$(979)	$(7,166)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	19,869	385	—	20,254
Amortization of deferred financing costs	1,309	—	—	1,309
Provision for doubtful accounts	536	151	—	687
Deferred income tax benefit	(4,200)	—	—	(4,200)
Deferred rent	1,500	—	—	1,500
Undistributed gain in unconsolidated joint venture	(221)	—	—	(221)
(Gain) loss on disposal of property, plant and equipment	(2,024)	6	—	(2,018)
Equity based compensation	476	—	—	476
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,681)	(3,186)	—	(6,867)
Decrease in inventories	14,027	691	(275)	14,443
Increase in prepaid expenses, other current assets and other, net	(3,925)	(210)	1,151	(2,984)
(Decrease) increase in accounts payable, accrued expenses, income taxes payable and other liabilities	(34,605)	16	103	(34,486)

Net cash used in operating activities	(18,277)	(996)	—	(19,273)
Cash flows used in investing activities:
Cash paid in connection with Party City Acquisition	(862)	—	—	(862)
Capital expenditures	(15,562)	(337)	—	(15,899)
Proceeds from disposal of property, plant and equipment	12,980	24	—	13,004

Net cash used in investing activities	(3,444)	(313)	—	(3,757)
Cash flows provided by (used in) financing activities:
Repayment of loans, notes payable and long-term obligations	(1,176)	(138)	—	(1,314)
Proceeds from short term obligations	17,700	—	—	17,700
Proceeds from the sale of common stock	1,374	—	—	1,374

Net cash provided by (used in) financing activities	17,898	(138)	—	17,760
Effect of exchange rate changes on cash and cash equivalents	41	1,118	—	1,159

Net decrease in cash and cash equivalents	(3,782)	(329)	—	(4,111)
Cash and cash equivalents at beginning of period	7,695	1,050	—	8,745

Cash and cash equivalents at end of period	$3,913	$721	$—	$4,634

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Acquisitions
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
     A preliminary estimate of the excess of the Party America purchase price over the tangible net assets acquired has been allocated to intangible assets consisting of franchise licenses ($2.3 million), which are being amortized using the straight-line method over the assets’ estimated useful life (nine years) and trade names ($15.4 million) and goodwill ($8.3 million), which are not being amortized, and net deferred tax liabilities ($2.8 million). In addition, other assets acquired totaled $48.4 million, including an allocation to adjust property, plant and equipment to market value ($0.5 million), and liabilities assumed were $40.8 million. The allocation of the purchase price is based, in-part, on our preliminary estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. Independent valuation specialists are currently conducting a valuation of the net assets acquired as of the Party America Acquisition Date to assist management with the final determination of fair value.
     The results of Party America’s operations are included in the Company’s consolidated results of operations from the date of acquisition.
Other
     During the quarter ended June 30, 2007, the Company acquired a retail operation for $5.0 million and repaid the company’s existing debt. This acquisition is recorded in the Company’s financial statements based upon the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed and is reflected in the Company’s consolidated results of operations from the date of acquisition.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006
Percentage of Total Revenues
     The following table sets forth the Company’s consolidated statements of operations for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007	2006
Revenues:
Net sales	97.9%	97.9%
Royalties and franchise fees	2.1	2.1

Total revenues	100.0	100.0

Expenses:
Cost of sales	62.7	68.7
Selling expenses	3.8	4.1
Retail operating expenses	13.1	10.7
Franchise expenses	1.1	1.4
General and administrative expenses	9.0	8.7
Art and development costs	1.1	1.1

Total expenses	90.7	94.6

Income from operations	9.3	5.4

Interest expense, net	5.0	6.1
Other expense (income), net	5.7	(0.7)

Loss before income taxes and minority interests	(1.4)	0.0

Income tax benefit	(0.5)	0.0
Minority interests	0.0	0.0

Net loss	(0.9)%	0.0%

Total Revenues
     The following table sets forth the Company’s total revenues for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007		2006
		% of total		% of total
	$ in thousands	revenues	$ in thousands	revenues
Revenues
Sales
Wholesale	$148,770	53.3%	$116,772	51.0%
Eliminations	(40,255)	(14.4)	(13,128)	(5.7)

Net Wholesale	108,515	38.9	103,644	45.3
Retail	164,909	59.1	120,203	52.6

Total Sales	273,424	97.9	223,847	97.9
Franchise related	5,747	2.1	4,886	2.1

Total Revenues	$279,171	100.0%	$228,733	100.0%

Wholesale
     Net sales, at wholesale, of $108.5 million were $4.9 million or 4.7% higher than sales for the quarter ended June 30, 2006. Net sales for the quarter ended June 30, 2007 reflect the elimination of inter-company sales to Party City and Party America company-owned stores , while net sales for the second quarter of 2006 only reflect the elimination of inter-company sales to Party City company-owned stores. Had the Party America Acquisition occurred January 1, 2006, the Company would have eliminated $2.8 million of sales to Party America stores during the second quarter of 2006. Accordingly, net sales for the quarter ended June 30, 2007, at wholesale, of $108.5 million were $7.7 million or 7.4% higher than adjusted sales for the second quarter of 2006.
     Net sales to party superstores, including sales to our retail franchisees, totaled $38.7 million for the quarter ended June 30, 2007, and were 24.1% higher than the adjusted 2006 sales to party superstores. The increase in sales to party superstores principally reflects our synergistic growth with Party City and Party America franchisees. International sales totaled $19.5 million or 18.6% higher for the quarter ended June 30, 2007, than in 2006, principally due to the strong demand for our party goods at European national accounts. Net sales of metallic balloons and flexible packaging were $22.6 million or 0.8% higher for the quarter ended June 30, 2007, than in 2006, as growth in metallic balloon sales was offset by lower flexible packaging sales. Net sales to other retail channels (principally mass merchant, drug, craft and contract manufacturing) were $27.8 million, down 10.0% for the quarter ended June 30, 2007, from 2006, principally due to the declines in the craft and contract manufacturing channels.
Retail
     Net retail sales for company-owned stores for the quarter ended June, 2007 of $164.9 million were $44.7 million or 37.2% higher than net retail sales for the quarter ended June 30, 2006, and include Party America sales of $42.9 million, as well as $0.6 million of retail sales from other retail operations which were acquired June 1, 2007.
     Same-store net retail sales for Party City company-owned stores during the June 30, 2007 quarter totaled $121.4 million or 4.5% higher than the net retail sales for the quarter ended June 30, 2006. The improvements at Party City reflect increases of non-seasonal merchandise of 7.5%, partially offset by decreases of seasonal merchandise sales of 5.6%. Party America same-store sales for this quarter were $40.3 million or 0.7% lower than their net retail sales for the quarter ended June 30, 2006. The decreases at Party America reflect lower non-seasonal merchandise of 0.1%, and seasonal merchandise of 2.5%. The favorable performance of non-seasonal merchandise at Party City principally reflects an increase in the average net sale per retail transaction at our company-owned stores. The decreases in same-store net retail sales of seasonal merchandise principally reflect a sales shift as Easter fell earlier in April 2007 as compared to 2006, shifting some seasonal sales into the first quarter of 2007.
Royalties and franchise fees
     Franchise related revenue for the quarter ended June 2007 totaled $5.7 million or 15.1% higher than revenue for the comparable quarter of 2006, principally due to the inclusion of current quarter 2007 Party America franchise related revenues of $0.6 million. During the quarter ended June 30, 2007, two franchise stores closed, as compared to two new stores opening in the corresponding quarter of 2006. In addition, Party City franchise stores reported same-store net sales of $126.3 million, or an increase of 2.8%, while Party America franchise stores reported same-store net sales of $17.2 million, or an increase of 3.9%, when comparing the quarter ended June 30, 2007 with the corresponding quarter of 2006.
Gross Profit
     The following table sets forth the Company’s consolidated gross profit on net sales for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007		2006
		% of
		associated		% of associated
	($ in thousands)	sales	($ in thousands)	sales
Net Wholesale	$31,185	28.7%	$27,214	26.3%
Net Retail	67,215	40.8	39,430	32.8

Total Gross Profit	$98,399	36.0%	$66,643	29.8%

     The gross profit margin on sales at wholesale, after eliminations, for the quarter ended June 30, 2007 was 28.7% or 240 basis points higher than in 2006. The increase in gross profit margin principally reflects improved product pricing and changes in product mix.
     Retail gross profit margin for the quarter ended June 2007 was 40.8%, 800 basis points higher than in the quarter ended June 2006, and reflects the wholesale gross profit margin on product purchased from its wholesale affiliates, favorable product pricing and product mix.
Operating expenses
     Selling expenses of $10.5 million for the quarter-ended June 30, 2007 were $1.0 million higher than for the quarter ended June 30, 2006 due to increases in base compensation and employee benefits. As a percent of total revenues, selling expenses were 3.8% for the quarter ended June 30, 2007, or 30 basis points lower than selling expenses as a percentage of total revenue for the quarter ended June 30, 2006.
     Retail operating expenses for the quarter ended June 30, 2007 were $36.6 million, or $12.2 million over the prior year quarter, principally due to the inclusion of current quarter Party America operating expenses of $8.9 million, and additional retail payroll and the timing of advertising costs.
     Franchise expenses for the quarter ended June 30, 2007 were $3.1 million, or comparable to the quarter ended June 30, 2006, reflecting lower franchise expenses in the Party City group, offset by the addition of Party America franchisees during 2007, and increased amortization of franchise license intangibles.
     General and administrative expenses of $25.1 million for the quarter ended June 30, 2007 were $6.7 million higher than the prior year quarter, principally reflecting Party America 2007 quarterly expenses of $3.8 million, and higher base compensation and employee benefit costs.
     Art and development costs of $3.0 million for the quarter ended June 30, 2007 were $0.6 million higher than costs for the quarter ended June 30, 2006. As a percentage of total revenues, art and development costs were 1.1% of total revenue for the quarters ended June 30, 2007 and 2006.
Interest expense, net
     Interest expense of $13.9 million for the three months ended June 30, 2007 was $0.1 million higher than for the three months ended June 30, 2006, reflecting higher average borrowings following the Party America Acquisition in September 2006, partially offset by reduced interest rates resulting from our 2007 debt refinancing.
Other expense ( income), net
     Other expense (income), net of $15.8 million principally consists of financing costs related to the refinancing of our term debt and revolving credit facilities during the second quarter. It also includes derivative gains or losses, and our share of loss (income) in an unconsolidated joint venture. The undistributed loss (income) represents our share of the operations of a Mexican balloon distribution joint venture, and includes the elimination of inter-company profit in the joint venture’s inventory at June 30, 2007 and 2006.
Income tax (benefit) expense
Income taxes (benefit) expense for the quarters ended June 30, 2007 and 2006 were based upon the estimated consolidated effective income tax rates of 37.8% and 39.7% for the years ending December 31, 2007 and 2006, respectively. The decrease in the 2007 effective income tax rate is primarily attributable to a lower average state income tax rates.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006
Percentage of Total Revenues
     The following table sets forth the Company’s consolidated statements of operations for the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30,
	2007	2006
Revenues:
Net sales	98.0%	97.9%
Royalties and franchise fees	2.0	2.1

Total revenues	100.0	100.0

Expenses:
Cost of sales	64.7	70.0
Selling expenses	4.0	4.3
Retail operating expenses	13.5	11.1
Franchise expenses	1.2	1.4
General and administrative expenses	9.3	9.1
Art and development costs	1.1	1.1

Total expenses	93.8	96.9

Income from operations	6.2	3.1

Interest expense, net	5.3	6.2
Other expense (income), net	3.0	(0.4)

Loss before income taxes and minority interests	(2.1)	(2.7)

Income tax benefit	(0.8)	(1.1)
Minority interests	0.0	0.0

Net loss	(1.3)%	(1.6)%

Total Revenues
     The following table sets forth the Company’s total revenues for the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30,
	2007		2006
		% of total		% of total
	$ in thousands	revenues	$ in thousands	revenues
Revenues
Sales
Wholesale	$288,763	54.7%	$239,959	54.9%
Eliminations	(72,128)	(13.7)	(29,031)	(6.6)

Net Wholesale	216,635	41.1	210,928	48.3
Retail	300,318	56.9	217,102	49.7

Total Sales	516,953	98.0	428,030	97.9
Franchise related	10,642	2.0	9,043	2.1

Total Revenues	$527,595	100.0%	$437,073	100.0%

Wholesale
     Net sales, at wholesale, of $216.6 million were $5.7 million or 2.7% higher than net sales for the first six months of 2006. Net sales for the first six months of 2007 reflect the elimination of inter-company sales to Party City and Party America company-owned stores, while net sales for the first six months of 2006 only reflect the elimination of inter-company sales to Party City. Had the Party America Acquisition occurred January 1, 2006, the Company would have eliminated $7.9 million of sales to Party America during the first six months of 2006. Accordingly, net sales, at wholesale, for the six months ended June 2007, of $216.6 million were $13.6 million or 6.7% higher than adjusted sales for the comparable period of 2006.
     Net sales to party superstores, including sales to our retail franchisees, totaled $75.6 million and were 16.7% higher for the first six months of 2007 than the adjusted 2006 sales to party superstores. The increase in sales to party superstores principally reflects our synergistic growth with Party City and Party America franchisees. International sales totaled $37.2 million or 18.1% higher for the first six months of 2007 than in 2006, principally due to the strong demand for our party goods at European national accounts. Net sales of metallic balloons and flexible packaging totaled $44.2 million or 0.4% higher for the first six months of 2007 than in 2006, as growth in metallic balloon sales was offset by lower flexible packaging sales. Net sales to other retail channels (principally mass merchant, drug, craft and contract manufacturing) were $59.6 million, down 4.8% for the first six months of 2007 from 2006, principally due to the declines in the craft and contract manufacturing channels.
Retail
     Net retail sales for company-owned stores for the six months ended June 30, 2007 of $300.3 million were $83.2 million or 38.3% higher than net retail sales for the six months ended June 30, 2006, and include Party America sales of $78.2 million, as well as $0.6 million of retail sales from other retail operations which were acquired June 1, 2007.
     Same-store net retail sales for Party City company-owned stores during the first six months of 2007 totaled $221.3 million or 5.6% higher than the net retail sales for the first half of 2006. Party America same-store sales for the first half of 2007 were $72.4 million or 1.9% higher than their same store sales for the comparable period of 2006. The improvements at Party City and Party America reflect increases of non-seasonal merchandise of 6.1% and 0.9%, respectively, and increases of seasonal merchandise of 3.3% and 5.7%, respectively. The increases in net sales of seasonal and non-seasonal merchandise principally reflect an increase in the average net sale per retail transaction at our company-owned stores.
Royalties and franchise fees
     Franchise related revenue for the first six months of 2007 totaled $10.7 million or 17.7% higher than franchise related revenue for the first six months of 2006, principally due to the inclusion of first half 2007 Party America franchise related revenues of $1.1 million. During the first half of 2007, our franchise store count increased by three, with eight new franchise store openings, and five franchise store closings, as compared to eight new stores in the first half of 2006. In addition, Party City franchise stores reported same-store net sales of $234.8 million, or an increase of 4.3%, while Party America franchise stores reported same-store net sales of $28.9 million, or an increase of 2.9%, when comparing the first half of 2007 and first half of 2006.
Gross Profit
     The following table sets forth the Company’s consolidated gross profit on net sales for the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30,
	2007		2006
		% of		% of
		associated		associated
	($ in thousands)	sales	($ in thousands)	sales
Net Wholesale	$63,913	29.5%	$58,431	27.7%
Net Retail	112,192	37.4	63,728	29.4

Total Gross Profit	$176,105	34.1%	$122,159	28.5%

     The gross profit margin on sales at wholesale, after eliminations, for the six months ended June 30, 2007 was 29.5% or 180 basis points higher than in 2006. The increase in gross profit margin principally reflects improved product pricing and changes in product mix.
     Retail gross profit margin for the first half of 2007 was 37.4% or 800 basis points higher than in the first half of 2006, reflecting the wholesale gross profit margin on product purchased from its wholesale affiliates, favorable product pricing and product mix.

Operating expenses
     Selling expenses of $21.0 million for the six months ended June 30, 2007 were $2.3 million higher than for the first six months of 2006, principally due to increases in base compensation and employee benefits. As a percent of total revenues, selling expenses were 4.0% for the six months ended June 30, 2007, or 30 basis points lower than selling expenses as a percentage of total revenue for the first six months of 2006.
     Retail operating expenses for the first six months of 2007 were $71.4 million, or $22.9 million over the first six months of 2006, principally due to the inclusion of year to date 2007 Party America operating expenses of $18.3 million, and additional Party City payroll and other costs associated with store layout resets.
     Franchise expenses for the six months ended June 2007 were $6.4 million, or $0.4 million higher than the comparable period last year, reflecting the addition of Party America franchisees during 2007, and increased amortization of franchise license intangibles, partially offset by lower franchise expenses in the Party City group.
     General and administrative expenses of $49.3 million for the six months ended June 30, 2007 were $9.6 million higher than the six months ended June 30, 2006, and include Party America current year expenses of $7.8 million, and higher base compensation and employee benefit costs.
     Art and development costs of $6.0 million for the six months ended June 30, 2007 were $1.0 million higher than costs for the six months ended 2006. As a percentage of total revenues, art and development costs were 1.1% of total revenue for the first six months of 2007 and 2006.
Interest expense, net
     Interest expense of $28.0 million for the six months ended June 30, 2007 was $0.9 million higher than for the six months ended June 30, 2006, reflecting higher average borrowings following the Party America Acquisition in September 2006.
Other expense (income), net
     Other expense (income), net of $15.7 million principally consists of financing costs related to the refinancing of our term and revolving credit facilities during the second quarter of 2007. It also includes derivative gains or losses, and our share of loss (income) in an unconsolidated joint venture. The undistributed loss (income) represents our share of the operations of a Mexican balloon distribution joint venture and includes the elimination of inter-company profit in the joint venture’s inventory at June 30, 2007 and 2006, partially offset by reduced interest rates resulting from our 2007 debt refinancing.
Income tax benefit.
     Income taxes for the six months ended June 30, 2007 and 2006 were based upon the estimated consolidated effective income tax rates of 38.0% and 39.7% for the years ending December 31, 2007 and 2006, respectively. The decrease in the 2007 effective income tax rate is primarily attributable to a lower average state income tax rates.
Liquidity and Capital Resources
Capital Structure
     On May 25, 2007, the Company, a wholly owned subsidiary of AAH Holdings Corporation (“AAH”), and AAH, entered into (i) a $375 million Term Loan Credit Agreement (the “Term Loan Credit Agreement”), and (ii) an ABL Credit Agreement (the “ABL Credit Agreement”) with a committed revolving credit facility in an aggregate principal amount of up to $200 million. The Company used the proceeds from these facilities to terminate the previously existing $410 million First Lien Credit and Guaranty Agreement and (ii) the $60 million Second Lien Credit and Guaranty Agreement.
Term Loan Credit Agreement
     The Term Loan Credit Agreement provides for two pricing options: (i) an alternate base rate (“ABR”) equal to the greater of (a) Credit Suisse’s prime rate in effect on such day and (b) the federal funds effective rate in effect on such day plus 1/2 of 1% or (ii) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin is 1.25% with respect to ABR borrowings and 2.25% with respect to LIBOR borrowings.
     The Term Loan Credit Agreement provides that the term loans may be prepaid provided that, as a condition to any optional prepayment of the term loans any time prior to the first anniversary of the closing date (other than with the proceeds of an underwritten initial public offering of common stock of the Company or AAH or an optional prepayment of the term loan in full substantially contemporaneously with a change of control), the Company shall pay a premium equal to 1.00% of the principal amount prepaid.
     The term loans are subject to mandatory prepayment out of (i) 100% of net proceeds arising from asset sales, insurance and condemnation proceeds, subject to reinvestment provisions, (ii) 50% of net proceeds arising from certain equity issuances by the Company or its subsidiaries (which percentage will be reduced to 25% or 0% if the Company’s total leverage ratio is less than specified ratios), (iii) net proceeds arising from any debt issued by the Company or its subsidiaries and (iv) commencing with the fiscal year ending December 31, 2007, 50% (which percentage will be reduced to 25% or 0% if the Company’s total leverage ratio is less than specified ratios) of the Company’s Excess Cash Flow, as defined, if any.
     The Company is required to repay installments on the term loans in quarterly principal amounts of 0.25% of their funded total principal amount, beginning June 30, 2007 and ending March 31, 2013, with the remaining amount payable on the maturity date of May 25, 2013.
     The obligations of the Company under the Term Loan Credit Agreement are jointly and severally guaranteed by AAH and each wholly-owned domestic subsidiary of the Company. Each guarantor has secured its obligations under the guaranty by a first priority lien on substantially all of its assets, with the exception of accounts receivable and inventories, which are under a second priority lien.
     The Company may, by written notice to the Administrative Agent from time to time, request additional incremental term loans, in an aggregate amount not to exceed $100 million from one or more lenders (which may include any existing Lender) willing to provide such additional incremental term loans in their own discretion.
     The Term Loan Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its Subsidiaries to incur additional indebtedness; create, incur or suffer to exist liens on any of their property or assets; make investments or enter into joint venture arrangements; pay dividends and distributions or repurchase capital stock of the Company; engage in mergers, consolidations and sales of all or substantially all their assets; sell assets; make capital expenditures; enter into agreements restricting dividends and advances by the Company’s subsidiaries; and engage in transactions with affiliates.
     The Term Loan Credit Agreement also contains certain customary affirmative covenants and events of default.
     At June 30, 2007, the balance of the Term Loan was $374.1 million.
ABL Credit Agreement
     The Company has a committed revolving credit facility in an aggregate principal amount of up to $200 million for working capital, general corporate purposes and the issuance of letters of credit. The ABL Credit Agreement provides for (a) extension of credit in the form of Revolving Loans at any time and from time to time during the period ended May 25, 2012 (the “Availability Period”), in an aggregate principal amount at any time outstanding not in excess of $200 million, subject to a borrowing base described below, (b) commitments to obtain credit, at any time and from time to time during the Availability Period, in the form of Swingline Loans, in an aggregate principal amount at any time outstanding not in excess of $10 million and (c) ability to utilize Letters of Credit, in an aggregate face amount at any time outstanding not in excess of $25 million, to support payment obligations incurred in the ordinary course of business by the Company and its subsidiaries.
     The borrowing base at any time equals (a) 85% of eligible trade receivables, plus (b) the lesser of (i) 75% of eligible inventory and eligible in-transit inventory, valued at the lower of cost or market value, and (ii) 85% of net orderly liquidation value of eligible inventory and eligible in transit inventory (subject in the case of eligible in-transit inventory to a cap of $10 million) , plus (c) 85% of eligible credit card receivables, less (d) certain reserves.
     The ABL Credit Agreement provides for two pricing options: (i) an alternate base rate (“ABR”) equal to the greater of (a) Credit Suisse’s prime rate in effect on such day and (b) the federal funds effective rate in effect on such day plus 1/2 of 1% or (ii) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin is up to 0.50% with respect to ABR borrowings and from 1.00% to 1.50% with respect to LIBOR borrowings. The initial applicable margin is 0.25% with respect to ABR borrowings and 1.25% with respect to LIBOR borrowings.
     In addition to paying interest on outstanding principal under the ABL Credit Agreement, the Company is required to pay a commitment fee of between 0.30% and 0.25% per annum in respect of the unutilized commitments thereunder. The Company must also pay customary letter of credit fees and agency fees.
     Upon prior notice, the Company may prepay any borrowing under the ABL Credit Agreement, in whole or in part, without premium or penalty other than customary “breakage” costs with respect to LIBOR loans.
     There is no scheduled amortization under the ABL Credit Agreement. The principal amount outstanding of the loans under the ABL Credit Agreement is due and payable in full on the fifth anniversary of the closing date.

     The obligations of the Company under the ABL Credit Agreement are jointly and severally guaranteed by AAH and each wholly-owned domestic subsidiary of the Company. Each guarantor has secured its obligations under the guaranty by a first priority lien on its accounts receivable and inventories and a second priority lien on substantially all of its other assets.
     The ABL Credit Agreement contains negative covenants that are substantially similar to the Term Loan Credit Agreement. Although the ABL Credit Agreement does not require the Company to comply with any financial ratio maintenance covenants, if it has less than $20 million of excess availability, the Company is not permitted to borrow any additional amounts. The ABL Credit Agreement also limits the amount of consolidated capital expenditures in any fiscal year
     The ABL Credit Agreement also contains certain customary affirmative covenants and events of default.
     Borrowings under the ABL Credit Agreement were $77.9 million, and outstanding standby letters of credit totaled $12.4 million at June 30, 2007.
     At June 30, 2007, we had a $0.4 million Canadian dollar denominated revolving credit facility that bears interest at the Canadian prime rate plus 0.6% and expires in April 2008, and a 1.0 million British Pound Sterling denominated revolving credit facility that bears interest at the U.K. base rate plus 1.75% and expires on May 31, 2008. No borrowings were outstanding under these revolving credit facilities at June 30, 2007 or December 31, 2006. We expect to renew these revolving credit facilities upon expiration.
     Long-term borrowings at June 30, 2007 include a mortgage note with the New York State Job Development Authority of $7.1 million which requires monthly payments based on a 180-month amortization period with a balloon payment upon maturity in January 2010. The mortgage note bears interest at the rate of 7.25%, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority’s confidential internal protocols. The mortgage note is collateralized by a distribution facility located in Chester, New York.
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
     We have entered into various capital leases for machinery and equipment and automobiles with implicit interest rates ranging from 6.79% to 12.29% which extend to 2012. The Company has numerous non-cancelable operating leases for its retail store sites as well as several leases for offices, distribution and manufacturing facilities, showrooms and equipment. These leases expire on various dates through 2018 and generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance costs. In addition, in May 2006, the Company sold a warehouse located in Chester, New York and entered into a leaseback for the same warehouse under a one-year lease agreement. Net proceeds to the Company for the sale of the property were approximately $12.6 million and the total gain on the transaction was $2.7 million, half of which was recorded at the time of the transaction. The balance of the gain, along with a corresponding charge to rent expense, was recognized ratably from May 2006 through the May 2007.
     Rent expense for the quarters ended June 30, 2007 and 2006 totaled $20.7 million and $13.5 million, respectively. Rent expense for the six months ended June 30, 2007 and 2006 totaled $41.7 million and $29.6 million, respectively. Minimum lease payments currently required under non-cancelable operating leases for the year ending December 31, 2007, including corporate facilities and company-owned stores, approximate $86.1 million.
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
     We expect that cash generated from operating activities and availability under our Credit Agreement will be our principal sources of liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facilities in an amount sufficient to enable us to repay our indebtedness, including the 8.75% senior subordinated notes, or to fund our other liquidity needs.

Cash Flow Data – Six months ended June 30, 2007 Compared to Six months ended June 30, 2006
     Net cash used in operating activities during the six months ended June 30, 2007 totaled $32.6 million, as compared to $19.3 million for the six months ended June 30, 2006. Net cash flow provided by operating activities before changes in operating assets and liabilities for the six months ended June 30, 2007 and 2006, was $26.0 million and $9.1 million, respectively. Changes in operating assets and liabilities for the six months ended June 30, 2007 and 2006 resulted in the use of cash of $58.6 million and $28.4 million, respectively. The use of cash during the first six months of 2007 principally reflects the payment of Halloween and other fourth quarter seasonal retail trade payables arising during the third and fourth quarters of 2006, and increases in inventory levels to support synergistic growth and the addition of Party America and other retail operations, using borrowings under our revolving credit facilities.
     During the six months ended June 30, 2007 and 2006, net cash used in investing activities totaled $16.8 million and $3.8 million, respectively. The Company had capital expenditures of $3.5 million and $7.7 million for its retail operations during the first six months of 2007 and 2006, respectively, including leasehold improvements and furniture and fixtures in company-owned stores. During the six months ended June 2007 and 2006, the Company had capital expenditures of $6.8 million and $8.2 million, respectively, for its wholesale operations, principally for additional manufacturing and distribution assets. The Company also acquired retail operations during the current period amounting to $8.0 million of cash, and sold individual stores for $1.5 million.
     During the six months ended June 30, 2007, net cash provided by financing activities of $50.0 million included (i) net borrowings under our revolving credit agreements of $73.0 million,, principally used to pay Halloween and other seasonal retail trade payables arising during the third and fourth quarters of 2006 and (ii) capital contributions of $2.1 million. These sources were partially offset by a $10 million reduction of our term loan resulting from the refinancing, a $12.0 million cost to refinance current debt and retire prior debt, and scheduled payments on capital leases and other long-term obligations. During the six months ended June 30, 2006, net cash provided by financing activities of $17.8 million included borrowings under the First Term Loan Revolver of $17.7 million used principally to pay down trade payables from seasonally higher year end balances and proceeds from the sale of common stock to directors and certain employees of $1.4 million, partially offset by scheduled payments on capital leases and other long-term obligations.
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
Cautionary Note Regarding Forward-Looking Statements
     This quarterly report on Form 10-Q may contain “forward-looking statements.” Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project” or “continue” or the negative thereof and similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this quarterly report and in any public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: our inability to satisfy our debt obligations, the reduction of volume of purchases by one or more of our large customers, our inability to collect receivables from our customers, the termination of our licenses, our inability to identify and capitalize on changing design trends and customer preferences, changes in the competitive environment, increases in the costs of raw materials and the possible risks and uncertainties that have been noted in reports filed by us with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we have utilized interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the three and six months ended June 30, 2007 and 2006, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and the loss before income taxes and minority interest for the three months ended June 30, 2007 and 2006 would have increased by $1.9 million and $1.8 million, respectively, and the loss before income taxes and minority interest for the six months ended June 30, 2007 and 2006 would have increased by $3.9 million and $3.6 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $1.3 million and $1.1 million for the three months ended June 30, 2007 and 2006, respectively and $2.5 million and $2.1 million for the six months ended June 30, 2007 and 2006, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
Item 4. Controls and Procedures
     Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, as of the end of the period covered by this report, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
     As used herein, “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 5. Other Information
     During the quarter ended June 30, 2007, the Company issued 70.175 shares of its Common Stock, $0.01 par value, that were not registered under the Securities Act of 1933. These shares were issued to certain employees in connection our acquisition of retail operations on June 1, 2007.
     In June 2007 we received subscriptions from associates for 248 restricted shares of our redeemable common stock, representing a value of $3.5 million, in advance of issuing stock certificates. Proceeds received toward those subscriptions were $2.0 million as of June 30, 2007.
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

AMSCAN HOLDINGS, INC.
	By:	/s/ Michael A. Correale
Michael A. Correale
Date: August 14, 2007		Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)