Form 10-Q
period 2007-09-30
AMSCAN HOLDINGS INC
filed 2007-11-14
CIK 1024729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 14, 2007, 1,000.00 shares of Registrant’s common stock, par value $0.10, were outstanding.

AMSCAN HOLDINGS, INC.
FORM 10-Q
September 30, 2007
     References throughout this document to “Amscan,” “AHI,” and the “Company” include Amscan Holdings, Inc. and its wholly owned subsidiaries. In this document the words “we,” “our,” “ours” and “us” refer only to the Company and its majority owned subsidiaries and not to any other person.
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

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$10,246	$4,966
Accounts receivable, net of allowances	112,419	95,470
Inventories, net of allowances	284,755	227,450
Prepaid expenses and other current assets	48,528	35,700

Total current assets	455,948	363,586
Property, plant and equipment, net	158,005	155,443
Goodwill	480,081	476,704
Trade names	143,000	143,000
Other intangible assets, net	45,403	47,407
Other assets, net	27,653	31,231

Total assets	$1,310,090	$1,217,371

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$61,000	$4,930
Accounts payable	130,621	110,429
Accrued expenses	91,230	68,089
Income taxes payable	809	8,874
Current portion of long-term obligations	4,670	3,703

Total current liabilities	288,329	196,025
Long-term obligations, excluding current portion	558,022	558,372
Deferred income tax liabilities	83,296	83,592
Deferred rent and other long-term liabilities	10,768	10,199

Total liabilities	940,415	848,188

Redeemable common securities	17,083	9,343

Commitments and contingencies

Stockholders’ equity:

Common Stock ($0.01 par value; 40,000.00 shares authorized; 30,435.16 and 30,100.75 shares issued and outstanding at September 30, 2007 and December 31, 2006 respectively.)	—	—
Additional paid-in capital	329,386	331,113
Retained earnings	20,793	27,264

Accumulated other comprehensive income	2,413	1,463

Total stockholders’ equity	352,592	359,840

Total liabilities, redeemable common securities and stockholders’ equity	$1,310,090	$1,217,371

See accompanying notes to condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
Revenues:
Net sales	$277,564	$220,514
Royalties and franchise fees	5,783	4,505

Total revenues	283,347	225,019

Expenses:
Cost of sales	180,781	156,383
Selling expenses	10,473	9,978
Retail operating expenses	44,931	27,668
Franchise expenses	3,234	3,424
General and administrative expenses	26,500	19,751
Art and development costs	2,928	2,504

Total expenses	268,847	219,708

Income from operations	14,500	5,311

Interest expense, net	12,936	14,226

Other expense, net	209	319

Income (Loss) before income taxes and minority interests	1,355	(9,234)

Income tax expense (benefit)	927	(3,671)

Minority interests	4	112

Net Income (loss)	$424	$(5,675)

See accompanying notes to condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Revenues:
Net sales	$794,517	$648,544
Royalties and franchise fees	16,425	13,548

Total revenues	810,942	662,092

Expenses:
Cost of sales	521,629	462,254
Selling expenses	31,439	28,596
Retail operating expenses	116,373	76,230
Franchise expenses	9,640	9,403
General and administrative expenses	75,755	59,390
Art and development costs	8,882	7,462

Total expenses	763,718	643,335

Income from operations	47,224	18,757

Interest expense, net	40,918	41,329
Other expense, (benefit) net	15,916	(1,638)

Loss before income taxes and minority interests	(9,610)	(20,934)

Income tax (benefit) expense	(3,238)	(8,311)
Minority interests	68	218

Net loss	$(6,440)	$(12,841)

See accompanying notes to condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2007
(Dollars in thousands, except share and per share amounts)
(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total
Balance at December 31, 2006	30,100.75	$—	$331,113	$27,264	$1,463	$359,840
Net loss				(6,440)		(6,440)

Cumulative change from adoption of FIN 48 (see Note 5)				(31)		(31)

Net change in cumulative translation adjustment					1,710	1,710

Change in fair value of interest rate swap contracts, net of income tax benefit					(269)	(269)

Change in fair value of foreign exchange contracts, net of income tax benefit					(491)	(491)

Comprehensive loss						(5,521)

Issuance of shares of redeemable and non-redeemable common stock	340.89		4,755			4,755

Reclass of common stock to redeemable common securities			(4,534)			(4,534)

Revaluation of common stock			(3,218)			(3,218)

Purchase and retirement of redeemable and non-redeemable common stock held by former employees	(6.48)		(80)			(80)

Equity based compensation expense			1,350			1,350

Balance at September 30, 2007	30,435.16	$—	$329,386	$20,793	$2,413	$352,592

See accompanying notes to condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows used in operating activities:
Net loss	$(6,440)	$(12,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	27,946	30,626
Amortization of deferred financing costs	1,586	1,986
Provision for doubtful accounts	966	1,283
Deferred income tax benefit	1,007	(7,553)
Deferred rent	526	—
Undistributed income in unconsolidated joint venture	(184)	(184)
Loss (gain) on disposal of equipment	1,192	(1,156)
Equity based compensation	1,350	842
Debt retirement costs	3,781	—
Write-off of deferred financing costs	6,333	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(9,434)	(28,252)
Increase in inventories	(51,510)	(18,844)
(Increase) decrease in prepaid expenses and other current assets	(26,228)	3,723

Decrease in accounts payable, accrued expenses and income taxes payable	39,406	8,319
Other, net	11	—

Net cash used in operating activities	(9,691)	(22,051)

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(8,685)	(14,270)
Capital expenditures	(17,753)	(29,338)
Proceeds from disposal of property and equipment	1,738	14,273

Net cash used in investing activities	(24,700)	(29,335)

Cash flows provided by financing activities:

Repayment of loans, notes payable and long-term obligations	(385,067)	(2,319)

Proceeds from loans, notes payable and long-term obligations, net of debt issuance costs of $6,218	418,507	48,450

Proceeds from capital contributions and exercise of options, net of retirements	4,700	1,614

Net cash provided by financing activities	38,140	47,745
Effect of exchange rate changes on cash and cash equivalents	1,531	1,298

Net increase (decrease) in cash and cash equivalents	5,280	(2,343)
Cash and cash equivalents at beginning of period	4,966	8,745

Cash and cash equivalents at end of period	$10,246	$6,402

Supplemental disclosures:
Interest paid	$36,126	$31,934
Income taxes paid	$9,419	$3,975
See accompanying notes to condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Note 1 – Description of Business
     Amscan Holdings, Inc. (“Amscan”, “AHI” or the “Company”) was incorporated on October 3, 1996 for the purpose of becoming the holding company for Amscan Inc. and certain affiliated entities. The Company designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic balloons, accessories, novelties, gifts and stationery throughout the world, including in North America, South America, Europe, Asia and Australia. In addition, the Company operates retail party supply superstores within the United States and sells franchises on an individual store and franchise area basis throughout the United States and Puerto Rico.
Note 2 – Acquisitions
     Party America Acquisition — On September 29, 2006 (the “Party America Acquisition Date”), the Company acquired PA Acquisition Corp. (the “Party America Acquisition”), doing business as Party America (“Party America”), from Gordon Brothers Investment, LLC. In connection with the acquisition, the outstanding common stock, common stock options and subordinated debt of Party America were converted into AAH Holdings Corporation (“AAH”) common stock and common stock options valued at $29,659. AAH also paid transaction costs of $1,100 and repaid $12,583 of Party America senior debt.
     The excess of the Party America purchase price over the tangible net assets acquired has been allocated to intangible assets consisting of franchise licenses ($1,520), which are being amortized using the straight-line method over the assets’ estimated useful life (nine years), above market leases ($800), which are being amortized over the remaining lease lives, trade names ($15,600) and goodwill ($9,800), which are not being amortized, and net deferred tax liabilities ($1,800). In addition, other assets acquired totaled $46,400, including an allocation to adjust property, plant and equipment to market value ($900), and liabilities assumed totaled $41,500. The allocation of the purchase price is based on our estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, and is reflected in the Company’s consolidated results of operations from the date of acquisition. Independent valuation specialists assisted management in the final determination of fair value of the net assets acquired as of the Party America Acquisition Date.
     Other — On June 1st, 2007, the Company acquired a retail operation for $5,000 and repaid the company’s existing debt. This acquisition was recorded in the Company’s financial statements based upon the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, and is reflected in the Company’s consolidated results of operations from the date of acquisition.
     Pending acquisition — On September 17th, 2007, the Company and its wholly-owned subsidiary, Amscan Acquisition, Inc. (Acquisition), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Factory Card & Party Outlet Corp. (FCPO) to acquire FCPO, a publicly traded company, current customer, and retailer of party goods with 185 company-owned and operated stores with locations chiefly in the Midwest and Mid-Atlantic United States. During the twelve month period ended December 31, 2006, sales to FCPO stores accounted for approximately 2% of the Company’s net sales. For the fiscal year ended February 3, 2007, FCPO reported revenues of approximately $244,000.
     Under the terms of the Merger Agreement, on October 1, 2007, Acquisition launched a tender offer (the “Offer”) for all of the outstanding shares of common stock, par value $0.01 (the “Shares”), of FCPO at an offer price of 16.50 per Share, net to the seller in cash, without interest and less any applicable withholding tax.
     We estimate that the total amount of funds required to purchase all outstanding Shares pursuant to the Offer and the planned subsequent merger of Acquisition with and into FCPO will be approximately $72,000, including payments with respect to restricted stock, outstanding stock options and warrants and the assumption of debt. The acquisition, which is subject to approval by FCPO’s shareholders and other customary conditions, is expected to close during the fourth quarter of 2007 or the first quarter of 2008. The Company plans to finance the acquisition through its existing credit facilities.
Note 3 – Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006, and audited balance sheet as of December 31, 2006, include the accounts of the Company and its majority-owned and controlled entities. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items and reclassification of prior year amounts to conform to current year presentation) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. Our business is subject to substantial seasonal variations, as our retail segment has realized a significant portion of its net sales, cash flow and net income in the fourth quarter of each year, principally due to the Halloween season sales in October and, to a lesser extent, other holiday season sales at the end of the calendar year. We expect that this general pattern will continue. Our results of operations may also be affected by industry factors that may be specific to a particular period, such as movement

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.
     Our retail segment defines a fiscal year as the 52-week period or 53-week period ended on the Saturday nearest December 31 of each year, and defines it’s fiscal quarters as the four interim 13-week periods following the end of the previous fiscal year, except in the case of a 53-week fiscal year, when the fourth fiscal quarter is extended to 14 weeks.
     The Company has determined the difference between our retail segment fiscal year and the calendar year to be insignificant and are reconciled in the financial consolidation process.
Note 4 – Inventories
     Inventories consisted of the following:

	September 30,	December 31,
	2007	2006
Finished goods	$272,823	$215,069
Raw materials	13,521	12,105
Work-in-process	6,131	5,579

	292,475	232,753
Less: reserve for slow moving and obsolete inventory	(7,720)	(5,303)

	$284,755	$227,450

     Inventories are valued at the lower of cost or market. The Company determines the cost of inventory at its retail stores using the weighted average method. All other inventory cost is determined using the first-in, first-out method.
Note 5 – Income Taxes
     The consolidated income tax expense (benefit) for the three and nine months ended September 30, 2007 and 2006 were determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2007 and 2006, respectively. The differences between the consolidated effective income tax rate and the U.S. federal statutory rate are primarily attributable to state income taxes and available domestic manufacturing deductions.
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
     At January 1, 2007, the Company had $2,229 in unrecognized tax benefits, the recognition of which would have an impact of $888 on the effective tax amount. Liabilities for unrecognized tax benefits are reflected in other long-term liabilities in the condensed consolidated balance sheet. Included in the balance of unrecognized tax benefits at January 1, 2007, is $323 related to tax positions for which it is possible that the total amounts could significantly change during the next twelve months. As discussed below, this amount did result in a decrease in unrecognized tax benefits comprised of items related to expiring statutes in federal and state jurisdictions during the quarter ended September 30, 2007.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007, the Company had accrued $162 and $0 for the potential payment of interest and penalties, respectively.
     As of September 30, 2007, for federal income tax purposes, the years 2004 through 2006 remain open to examination. For non-U.S. income tax purposes, tax years from 2003 through 2006 remain open. Lastly, the Company is open to state and local income tax examinations for the tax years 2002 through 2006.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
     During the nine months ended September 30, 2007, a reduction for $323 of unrecognized tax benefits, with a corresponding reduction of goodwill, related to expiring statutes in federal and state jurisdictions, was recorded. During the nine months ended September 2007, the Company also recorded an $88 increase to its income tax benefit and reduction in its net deferred tax liability to reflect a decrease in New York State’s corporate income tax rate and an acceleration of a change in its law governing the apportionment of income to New York State
     During the quarter ended September 30, 2007, the Company also recorded a $149 reduction to its non income tax benefit and increase in its net deferred tax liability to reflect an increase in Michigan’s income tax rate effective in 2008, and recorded a $130 reduction to its income tax benefit and increase in its current tax liability to reflect an assessment by mid-year related to its Anagram International subsidiary for prior tax years.
Note 6 — Restructuring
     In connection with the Party America Acquisition, $1,000 has been accrued related to plans to restructure Party America’s administrative operations, and involuntarily terminate a limited number of Party America personnel. The accrual was recorded as part of the purchase price allocation and is reflected in the Company’s consolidated balance sheet as of the date of acquisition. As of September 30, 2007, the company has paid $100 of such amounts. The Company has also accrued employee retention expenses of approximately $4,000 during the nine months ended September 30, 2007, none of which has been paid as of September 30, 2007.
Note 7 – Comprehensive Income (Loss)
     Comprehensive loss consisted of the following:

	Three months ended		Nine Months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$424	$(5,675)	$(6,440)	$(12,841)
Cumulative change from adoption of FIN 48 (see Note 5)	—		(31)
Net change in cumulative translation adjustment	895	202	1,710	1,727
Change in fair value of interest rate swap contracts, net of income tax expense (benefit) of $192, $(132), $(113), and $35	(328)	(224)	(269)	60
Change in fair value of foreign exchange contracts, net of income tax (benefit) expense of $(184) and $(324)	$(313)	$—	$(491)	$—

	$678	$(5,697)	$(5,521)	$(11,054)

     Accumulated other comprehensive income consisted of the following:

	September 30,	December 31,
	2007	2006
Cumulative translation adjustment	$3,159	$1,449
Interest rate swap contracts, net of income tax (benefit) expense of $(113), and $44	(194)	75
Foreign exchange contracts, net of income tax (benefit) of $(324), and $(36)	(552)	(61)

Total accumulated other comprehensive income	$2,413	$1,463

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Note 8 – Capital Stock
     At September 30, 2007 and December 31, 2006, the Company’s authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding and 40,000.00 shares of common stock, $0.01 par value, of which 30,435.16 and 30,100.75 shares were issued and outstanding, respectively.
     Certain employee stockholders owned 891.99 and 574.67 shares of AAH common stock at September 30, 2007 and December 31, 2006, respectively. Under the terms of the AAH stockholders’ agreement dated April 30, 2004, as amended, the Company has an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders can require the Company to purchase all of their shares held by the former employee. The purchase price as prescribed in the stockholders’ agreement is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by the Company to certain employee stockholders based on the estimated fair market value of fully paid and vested common securities is classified as redeemable common securities on the consolidated balance sheet, with a corresponding adjustment to stockholders’ equity. As there is no active market for the Company’s common stock, the Company estimated the fair value of its common stock based on the valuation of the Company common stock at September 30, 2007, calculated on a multiple of earnings at $17,500 per share.
     In June 2007, the Company received subscriptions from employees for the purchase of 248 shares of common stock, valued at $3,534, in advance of issuing stock certificates. Proceeds toward those subscriptions were fully received by July 2007. Common stock was issued in July 2007 to fulfill these subscriptions, and is reported in the redeemable common securities section of the consolidated balance sheet.
     At September 30, 2007 and December 31, 2006, the aggregate amount that may be payable by the Company to employee stockholders and option holders, based on the estimated market value, was approximately $17,083 and $9,343, respectively.
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
     The Company’s industry segment data for the three and nine months ended September 30, 2007 and September 30, 2006 is as follows:

	Wholesale	Retail	Eliminations	Consolidated
Three Months Ended September 30, 2007
Revenues:
Net sales	$169,566	$153,950	$(45,952)	$277,564
Royalties and franchise fees	—	5,783	—	5,783

Total revenues	$169,566	$159,733	$(45,952)	$283,347

Income from operations	$19,666	$38	$(5,204)	$14,500

Interest expense, net				12,936
Other expense, net				209

Income (loss) before income taxes and minority interests				$1,355

Long-lived assets	$473,731	$396,368	$(15,957)	$854,142

	Wholesale	Retail	Eliminations	Consolidated
Three Months Ended September 30, 2006
Revenues:
Net sales	$135,134	$105,176	$(19,796)	$220,514
Royalties and franchise fees	—	4,505	—	4,505

Total revenues	$135,134	$109,681	$(1,976)	$225,019

Income from operations	$16,059	$(7,508)	$(3,240)	$5,311

Interest expense, net				14,226
Other income, net				319

Income (loss) before income tax benefit and minority interests				$(9,234)

Long-lived assets	$455,876	$358,371	$(5,264)	$808,983

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Wholesale	Retail	Eliminations	Consolidated
Nine Months Ended September 30, 2007
Revenues:
Net sales	$458,329	$454,268	$(118,080)	$794,517
Royalties and franchise fees	—	16,425	—	16,425

Total revenues	$458,329	$470,693	$(118,080)	$810,942

Income from operations	$38,614	$18,997	$(10,387)	$47,224

Interest expense, net				40,918
Other expense, net				15,916

Income (loss) before income tax benefit and minority interests				$(9,610)

Long-lived assets	$473,731	$396,368	$(15,957)	$854,142

	Wholesale	Retail	Eliminations	Consolidated
Nine Months Ended September 30, 2006
Revenues:
Net sales	$375,093	$322,278	$(48,827)	$648,544
Royalties and franchise fees	—	13,548	—	13,548

Total revenues	$375,093	$335,826	$(48,827)	$662,092

Income (loss) from operations	$34,576	$(7,200)	$(8,619)	$18,757

Interest expense, net				41,329
Other income, net				(1,638)

Income (loss) before income tax benefit and minority interests				$(20,934)

Long-lived assets	$455,876	$358,371	$(5,264)	$808,983

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

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
     The Company’s geographic area data are as follows:

	Domestic	Foreign	Eliminations	Consolidated
Three Months Ended September 30, 2007
Revenues:
Net sales to unaffiliated customers	$254,770	$22,794	$—	$277,564
Net sales between geographic areas	7,545	—	(7,545)	—

Net sales	262,315	22,794	(7,545)	277,564
Royalties and franchise fees	5,783	—	—	5,783

Total revenues	$268,098	$22,794	$(7,545)	$283,347

Income from operations	$11,081	$3,223	$196	$14,500

Interest expense, net				12,936
Other expense, net				209

Income (loss) before income taxes and minority interests				$1,355

Long-lived assets	$866,054	$18,422	$(50,333)	$854,142

	Domestic	Foreign	Eliminations	Consolidated
Three Months Ended September 30, 2006
Revenues:
Net sales to unaffiliated customers	$199,959	$20,555	$—	$220,514
Net sales between geographic areas	5,920	—	(5,920)	—

Net sales	205,879	20,555	(5,920)	220,514
Royalties and franchise fees	4,505	—	—	4,505

Total revenues	$210,384	$20,555	$(5,920)	$225,019

Income from operations	$2,040	$3,197	$74	$5,311

Interest expense, net				14,226
Other income, net				319

Income (loss) before income tax benefit and minority interests				$(9,234)

Long-lived assets	$841,436	$11,802	$(44,255)	$808,983

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Domestic	Foreign	Eliminations	Consolidated
Nine Months Ended September 30, 2007
Revenues:
Net sales to unaffiliated customers	$734,501	$60,016	$—	$794,517
Net sales between geographic areas	17,991	—	(17,991)	—

Net sales	752,492	60,016	(17,991)	794,517
Royalties and franchise fees	16,425	—	—	16,425

Total revenues	$768,917	$60,016	$(17,991)	$810,942

Income from operations	$40,663	$5,687	$874	$47,224

Interest expense, net				40,918
Other expense, net				15,916

Income (loss) before income tax benefit and minority interests				$(9,610)

Long-lived assets	$866,054	$18,422	$(50,333)	$854,142

	Domestic	Foreign	Eliminations	Consolidated
Nine Months Ended September 30, 2006
Revenues:
Net sales to unaffiliated customers	$596,478	$52,066	$—	$648,544
Net sales between geographic areas	15,110	—	(15,110)	—

Net sales	611,588	52,066	(15,110)	648,544
Royalties and franchise fees	13,548	—	—	13,548

Total revenues	$625,136	$52,066	$(15,110)	$662,092

Income from operations	$12,409	$5,339	$1,009	$18,757

Interest expense, net				41,329
Other income, net				(1,638)

Income (loss) before income tax benefit and minority interests				$(20,934)

Long-lived assets	$841,436	$11,802	$(44,255)	$808,983

Note 10 – Legal Proceedings
     The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.
Note 11 – Related Party Transactions
     In connection with its acquisition in April 2004, the Company executed a management agreement with Berkshire Partners LLC and Weston Presidio. Pursuant to the management agreement, Berkshire Partners LLC and Weston Presidio will be paid annual management fees of $833 and $417, respectively. At both September 30, 2007 and December 31, 2006, accrued management fees payable to Berkshire Partners LLC and Weston Presidio totaled $139 and $69, respectively. Although the indenture governing our senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Note 12 – Stock Option Plan
     On May 1, 2004, the Company adopted the 2004 Equity Incentive Plan under which the Company may grant incentive awards in the form of options to purchase shares of the Company’s common stock (“Company Stock Options”) and shares of restricted and unrestricted Company common stock to certain directors, officers, employees and consultants of the Company and its affiliates. A committee of the Company’s board of directors (the “Committee”), or the board itself in the absence of a Committee, is authorized to make grants and various other decisions under the 2004 Equity Incentive Plan. Unless otherwise determined by the Committee, any participant granted an award under the 2004 Equity Incentive Plan must become a party to, and agree to be bound by, the stockholders’ agreement. Company stock reserved under the Equity Incentive Plan totaled 3,525.2068 shares and may include incentive stock options, nonqualified stock options or both types of Company Stock Options. Company Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Committee, vest over five years and have a term of ten years from the date of grant.
     In April 2005, the Company granted 722 time-based, non-qualified options (“TBO’s”) and 760 performance-based, non-qualified options (“PBO’s”) to key employees and its outside directors. Under the PBO feature, the ability to exercise vested option awards is contingent upon the occurrence of an initial public offering of the Company’s common stock or a change in control of the Company and the achievement of specific investment returns to the Company’s shareholders. The Company used a minimum value method under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to determine the fair value of the Company Stock Options granted in April 2005 and recorded approximately $101 and $111 in compensation expense, in general and administrative expenses, during the three months ended September 30, 2007 and 2006 respectively, and $303 and $333 in compensation expense, in general and administrative expenses, during the nine months ended September 30, 2007 and 2006 respectively. It has been assumed that the estimated fair value of the options granted in 2005 under the Equity Incentive Plan is amortized on a straight line basis to compensation expense, net of taxes, over the vesting period of the grant of 4.0 years. The estimated fair value of each option on the date of grant was determined using the minimum value method with the following assumptions: dividend yield of 0%, risk-free interest rate of 3.1%, forfeitures and expected cancellation of 6% for PBO’s and 3% for TBO’s and an expected life of 4.0 years.
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
     Since January 11, 2006, the Company granted an additional 489.50 TBO’s and 890.50 PBO’s exercisable at a strike price of $12,000 per share, 187 TBO’s and 314 PBO’s exercisable at a strike price of $14,250 per share, and 20 TBO’s and 30 PBO’s exercisable at a strike price of $17,500 per share to key eligible employees and outside directors. In addition, in connection with the acquisition of Party America, certain Party America employees elected to roll their options to purchase Party America common stock into fully vested TBO’s. As a result, the Company issued 19.023 fully vested TBO’s exercisable at strike prices of $6.267 and $10.321 per share and with a fair market value of $170. The fair value of these options was recorded as part of the purchase price allocations.
          The Company recorded compensation expense of $392 and $1,046 during the three and nine months ended September 30, 2007, respectively, and compensation expense of $255 and $509 during the three and nine months ended September 30, 2006, respectively, related to the options granted since the adoption of SFAS No. 123(R), in general and administrative expenses. The fair value of each grant was estimated on the grant date using a Black-Scholes option valuation model, based on the following assumptions:

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
     During the nine months ended September 30, 2007, 7.63 options were exercised.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Note 13 — Long Term Obligations
     On May 25, 2007, the Company, a wholly owned subsidiary of AAH , and AAH, entered into (i) a Term Loan Credit Agreement (the “Term Loan Credit Agreement”), and (ii) an ABL Credit Agreement (the “ABL Credit Agreement”).
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
     The Company is required to repay installments on the term loans in quarterly principal amounts of 0.25% of their funded total principal amount, beginning September 30, 2007 and ending March 31, 2013, with the remaining amount payable on the maturity date of May 25, 2013.
      The obligations of the Company under the Term Loan Credit Agreement are jointly and severally guaranteed by AAH and each wholly-owned domestic subsidiary of the Company. Each guarantor has secured its obligations under the guaranty by a first priority lien on substantially all of the Company’s assets, with the exception of accounts receivable and inventories, which are under a second priority lien.
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
     At September 30, 2007, the balance of the Term Loan was $373,125.
ABL Credit Agreement —
     The Company has a committed revolving credit facility in an aggregate principal amount of up to $200,000 for working capital, general corporate purposes and the issuance of letters of credit. The ABL Credit Agreement provides for (a) extension of credit in the form of Revolving Loans at any time and from time to time during the period ended May 25, 2012 (the “Availability Period”), in an aggregate principal amount at any time outstanding not in excess of $200,000, subject to the borrowing base described below, (b) commitments to obtain credit, at any time and from time to time during the Availability Period, in the form of Swing Line Loans, in an aggregate principal amount at any time outstanding not in excess of $10,000 and (c) ability to utilize Letters of Credit, in an aggregate

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
face amount at any time outstanding not in excess of $25,000 to support payment obligations incurred in the ordinary course of business by the Company and its subsidiaries.
     The borrowing base at any time equals (a) 85% of eligible trade receivables, plus (b) the lesser of (i) 75% of eligible inventory and eligible in-transit inventory, valued at the lower of cost or market value, and (ii) 85% of net orderly liquidation value of eligible inventory and eligible in transit inventory (subject, in the case of eligible in-transit inventory, to a cap of $10,000) , plus (c) 85% of eligible credit card receivables, less (d) certain reserves.
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
     Borrowings under the ABL Credit Agreement were $61,000, and outstanding standby letters of credit totaled $11,991.
Prior Credit Agreements —
     On May 25, 2007, the Company’s $410,000 First Lien Credit and Guaranty Agreement (the “First Lien Agreement”) and (ii) the $60,000,000 Second Lien Credit and Guaranty Agreement (the “Second Lien Agreement”) were terminated. In connection with the repayment of these obligations, costs of $16,300 including $3,781 of debt retirement costs, $6,333 of write off of deferred financing costs, and $6,218 of debt issuance costs, were recorded in Other expenses (income), net, in the consolidated results of operations in the nine months ended September 30, 2007.
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
      The First Lien Agreement provided for two interest rate options: (i) loans on which interest was payable quarterly at a Base Rate equal to the higher of (x) the Federal Funds rate plus 50 basis points or (y) the prime rate plus an applicable margin initially equal to 2.00% and subject to adjustment downward based on improvements in the Company’s leverage ratio and (ii) loans on which interest accrued for one, two, three, six or, if generally available, nine or twelve-month interest periods, at a rate of interest per annum equal to the reserve adjusted Eurodollar rate, plus an applicable margin initially equal to 3.00% per annum, subject to downward adjustment based on improvements in the leverage ratio.
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
(Dollars in thousands, except share and per share amounts)
(Unaudited)
     The Second Lien Agreement consisted of a $60,000 Second Term Loan. It was not subject to any mandatory sinking fund payments, and was payable on December 23, 2012.
      The Second Lien Agreement provided for two interest rate options: (i) loans on which interest was payable quarterly at a Base Rate equal to the higher of (x) the Federal Funds rate plus 50 basis points or (y) the prime rate plus an applicable margin equal to 4.00% and (ii) loans on which interest accrued for one, two, three, six or if, generally available, nine or twelve-month interest periods at a rate of interest per annum equal to the reserve adjusted Eurodollar rate, plus an applicable margin initially equal to 5.00% per annum.
     At December 31, 2006, the Second Term Loan was $58,732, which included an original issue discount of $1,268, which was net of $232 of accumulated amortization and the floating interest rate was 10.30%.
Capital Lease obligations—
During the nine months ended September 30, 2007, the Company entered into a capital lease agreement for equipment and software with implicit interest rates ranging from 6.79% to 7.21% which extend to 2012. The Company also has various other capital leases for machinery and equipment and automobiles with implicit interest rates ranging from 8.40% to 8.90% which extend to 2009. Capital Lease obligations for the quarters ended September 30, 2007 and December 31, 2006 were $7,465 and $858, respectively.
Note 14 – Recently Issued Accounting Standards
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The new guidance will be effective for the Company on January 1, 2008. The Company is in the process of determining the effect, if any, of adopting SFAS No. 157 on the Company’s consolidated financial statements.
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
Note 15 – Subsequent Events
Amendment of existing ABL Agreement
On November 2, 2007, Amscan Holdings, Inc. (the “Company”) entered into an amendment to its ABL credit facility with AAH, certain subsidiaries of the Company, the lenders party thereto, Credit Suisse, as administrative agent, and Bank of America, N.A., as collateral agent (the “Amendment”). The Amendment increases the aggregate commitments of the lenders under the ABL credit facility by $50,000 to $250,000. Borrowings under the ABL credit facility will continue to be subject to the borrowing base as provided for in the ABL credit agreement. In addition, the Amendment modifies the ABL credit facility by providing that the Company must maintain a Fixed Charge Coverage Ratio (as defined in the ABL credit agreement) of not less than 1.0 to 1.0 if it has less than $25,000 of excess availability under the ABL credit facility. Prior to the amendment, the minimum threshold of excess availability for this purpose was $20,000.
Unrestricted Subsidiary Credit Agreement
On November 2, 2007, Party City Franchise Group, LLC (“PCFG”), an indirect subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”), among PCFG, CIT Group/Business Credit, Inc., as Administrative Agent and Collateral Agent, Newstar Financial, Inc., as Syndication Agent, CIT Capital Securities LLC, as Sole Arranger, and the Lenders party thereto. PCFG and Party City Franchise Group Holdings, LLC (“Party City Holdings”), the sole member of PCFG and an indirect majority owned subsidiary of the Company, have been designated by the board of directors of the Company as “Unrestricted Subsidiaries” pursuant to the Company’s existing ABL and term loan credit facilities and the indenture governing the 8.75% senior subordinated notes and neither PCFG nor Party City Holdings will be guarantors of the Company’s existing credit facilities or indenture. PCFG’s credit facility described below is a stand alone facility for PCFG and is not guaranteed by the Company or its other subsidiaries. A description of the material terms of the Credit Agreement follows.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Credit Agreement
Pursuant to the Credit Agreement, PCFG borrowed $30,000 in term loans and obtained a committed revolving credit facility in an aggregate principal amount of up to $20,000 for working capital and general corporate purposes and the issuance of letters of credit (of up to $5,000 at any time outstanding). The term loans and approximately $811 from an initial revolving borrowing of $10,000 were used to pay a portion of the purchase price of the acquisitions of retail stores from franchisees as described in Item 2.01.
Interest Rate and Fees
The Credit Agreement provides for two pricing options: (i) an alternate base rate (“ABR”) equal to the greater of (a) JPMorgan Chase Bank’s prime rate in effect on such day and (b) the federal funds effective rate in effect on such day plus 1/2 of 1% or (ii) an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. At closing the applicable margin was 2.75% with respect to ABR borrowings and 4.25% with respect to LIBOR borrowings, provided, however, that from and after the delivery of financial statements of Party City Holdings for the fiscal quarter ending December 31, 2008, the applicable margin will be subject to a single decrease of 0.50%, based on Party City Holdings’ total leverage ratio. In addition to paying interest on outstanding principal under the Credit Agreement, PCFG is required to pay a quarterly commitment fee equal to 0.50% in respect of the unutilized revolving commitments thereunder. PCFG must also pay customary letter of credit fees and agency fees.
Prepayments
The Credit Agreement provides that the term loans may be voluntarily prepaid and the revolving loan commitments be permanently reduced, provided that, as a condition to any optional prepayment of the term loans or permanent reduction in the revolving loan commitments any time prior to May 1, 2008, PCFG shall pay, in certain circumstances, a premium equal to 1.00% of the principal amount prepaid. Upon prior notice, PCFG may prepay any borrowing of the revolving loans at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans. The term loans are subject to mandatory prepayment out of (i) 100% of net proceeds arising from asset sales, insurance and condemnation proceeds, subject to certain exceptions and reinvestment provisions, (ii) 100% of net proceeds arising from certain equity or debt issuances by Party City Holdings or its subsidiaries subject to certain exceptions, and (iii) commencing with the fiscal year ending December 31, 2008, 75% (which percentage will be reduced to 50% or to 0% depending on Party City Holdings’ total leverage ratio being less than certain specified ratios) of the Excess Cash Flow of Party City Holdings.
Amortization
PCFG is required to repay installments on the term loans in quarterly principal amounts of $500 beginning on December 31, 2007 and ending September 30, 2009, increasing to $750 beginning on December 31, 2009 and ending September 30, 2012, with the remaining amount payable on the maturity date of November 1, 2012. There is no scheduled amortization for the revolving loans. The principal amount outstanding on the revolving loans under the Credit Agreement is due and payable in full on November 1, 2012.
Guarantee and Security
The obligations of PCFG under the Credit Agreement are jointly and severally guaranteed by Party City Holdings. Party City Holdings has secured its obligations under the guaranty by a first priority lien on substantially all of its assets. PCFG has secured its obligations under the Credit Agreement by a first priority lien on substantially all of its assets.
Certain Covenants and events of default
The Credit Agreement contains a number of customary negative covenants that restrict, subject to certain exceptions, the ability of Party City Holdings and its subsidiaries to take certain actions. The Credit Agreement requires Party City Holdings and its subsidiaries to maintain a leverage ratio, fixed charge coverage ratio and minimum EBITDA. The Credit Agreement also contains certain customary affirmative covenants and events of default.
Franchise related transactions
On November 2, 2007, Party City Corporation (“Party City”), an indirect subsidiary of the Company, and its subsidiaries completed the acquisition of new stores from franchisees in a series of transactions involving Party City, Party City Franchise Group Holdings, LLC (“Party City Holdings”), a majority owned subsidiary of Party City, and Party City Franchise Group, LLC (“PCFG”), a wholly-owned subsidiary of Party City Holdings. Party City acquired 9 retail stores located in New Jersey, New York and Pennsylvania from Party Supermarket, Inc., Party City of 22, Inc., Party City of Jersey City, Inc., Party City of Oceanside, Inc., Party City of Ralph Avenue, Inc., Party City of Watchung, Inc. and Party City of Woodbridge, Inc.
Concurrently, Party City contributed cash and 11 of its corporate retail stores located in Florida to Party City Holdings. Party City Holdings and PCFG acquired a total of 55 retail stores located in Florida and Georgia from franchisees Party City of Atlanta, Inc., Party Supermarket, Inc., M&M Party, Inc., Party City of Bonita Springs, Inc., Party City of Ft. Myers, Inc., Party City of Hialeah, Inc., Party City of Little Havana, Inc., Party City of Miami (Doral), Inc., Party City of Naples, Inc.,

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Party City of West Dade, Inc. and Party City of Winter Garden, Inc. PCFG will operate the acquired 66 stores in the Florida and Georgia regions. The franchisee sellers received approximately $80,000 in cash and, in certain instances, equity interests in Party City Holdings in exchange for the retail stores. The acquisitions were financed through the combination of cash contributed by Party City, borrowings under the Company’s existing credit facility and a new credit facility entered into by PCFG and equity issued in exchange for certain stores. PCFG and Party City Holdings are unrestricted subsidiaries under the Company’s existing debt facilities and the new PCFG credit facility is a stand alone facility which is not guaranteed by the Company or its other subsidiaries.
Note 16 – Condensed Consolidating Financial Information
          On May 25, 2007, the Company, a wholly owned subsidiary of AAH, along with AAH entered into (i) a $375,000 Term Loan Credit Agreement, and (ii) a $200,000 ABL Credit Agreement (see Note 13).
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
          The following information presents condensed consolidating balance sheets at September 30, 2007 and December 31, 2006, and the condensed consolidating statements of operations for the three and nine months ended September 30, 2007 and 2006, and the related condensed consolidating statements of cash flows for the nine months ended September 30, 2007 and 2006, for the combined Guarantors and the combined Non-guarantors, together with the elimination entries necessary to consolidate the entities comprising the combined companies.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2007

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,283	$963	$—	$10,246
Accounts receivable, net of allowances	90,004	22,415	—	112,419
Inventories, net of allowances	272,331	13,084	(660)	284,755
Prepaid expenses and other current assets	46,449	2,079	—	48,528

Total current assets	418,067	38,541	(660)	455,948
Property, plant and equipment, net	155,654	2,351	—	158,005
Goodwill	475,699	4,382	—	480,081
Trade names	143,000			143,000
Other intangible assets, net	45,403	—	—	45,403
Other assets, net	66,297	11,689	(50,333)	27,653

Total assets	$1,304,120	$56,963	$(50,993)	$1,310,090

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	61,000	—	—	61,000
Accounts payable	128,006	2,615	—	130,621
Accrued expenses	80,530	10,700	—	91,230
Income taxes payable	929	(77)	(43)	809
Current portion of long-term obligations	4,549	121	—	4,670

Total current liabilities	275,013	13,359	(43)	288,329
Long-term obligations, excluding current portion	557,989	33	—	558,022
Deferred income tax liabilities	82,573	723	—	83,296
Other	18,280	40,329	(47,841)	10,768

Total liabilities	933,855	54,444	(47,884)	940,415

Redeemable common securities	17,083	—	—	17,083

Commitments and contingencies

Stockholders’ equity:
Common Stock	—	339	(339)	—
Additional paid-in capital	329,386	—	—	329,386
Retained earnings	21,383	1,654	(2,244)	20,793
Accumulated other comprehensive income (loss)	2,413	526	(526)	2,413

Total stockholders’ equity	353,182	2,519	(3,109)	352,592

Total liabilities, redeemable common securities and stockholders’ equity	$1,304,120	$56,963	$(50,993)	$1,310,090

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,395	$571	$—	$4,966
Accounts receivable, net	82,193	13,277		95,470
Inventories, net	214,681	13,313	(544)	227,450
Prepaid expenses and other current assets	33,960	1,740	—	35,700

Total current assets	335,229	28,901	(544)	363,586
Property, plant and equipment, net	152,956	2,487		155,443
Goodwill, net	472,448	4,256		476,704
Trade names	143,000	—		143,000
Other intangible assets, net	47,407	—		47,407
Other assets	66,092	10,575	(45,436)	31,231

Total assets	$1,217,131	$46,219	$(45,980)	$1,217,371

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$4,930	$—	$—	$4,930
Accounts payable	108,192	2,237		110,429
Accrued expenses	61,940	6,149		68,089
Income taxes payable	8,908	(50)	16	8,874
Current portion of long-term obligations	3,523	180	—	3,703

Total current liabilities	187,493	8,516	16	196,025

Long-term obligations, excluding current portion	558,265	107		558,372
Deferred income tax liabilities	82,891	701		83,592
Deferred rent and other long-term liabilities	18,879	36,963	(45,643)	10,199

Total liabilities	847,528	46,287	(45,627)	848,188

Redeemable common securities	9,343	—	—	9,343

Commitments and contingencies

Stockholders’ equity:
Common stock	—	339	(339)	—
Additional paid-in capital	331,113	—	—	331,113
Retained earnings (deficit)	27,685	(327)	(94)	27,264
Accumulated other comprehensive income (loss)	1,463	(80)	80	1,463

Total stockholders’ equity	360,261	(68)	(353)	359,840

Total liabilities, redeemable common securities and stockholders’ equity	$1,217,132	$46,219	$(45,980)	$1,217,371

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2007

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$262,315	$22,794	$(7,545)	$277,564
Royalties and franchise fees	5,783	—	—	5,783

Total revenues	268,098	22,794	(7,545)	283,347
Expenses:
Cost of sales	173,323	14,869	(7,411)	180,781
Selling expenses	7,995	2,478	—	10,473
Retail operating expenses	44,931	—	—	44,931
Franchise expenses	3,234	—	—	3,234
General and administrative expenses	24,606	2,224	(330)	26,500
Art and development costs	2,928	—	—	2,928

Total expenses	257,017	19,571	(7,741)	268,847

Income from operations	11,081	3,223	196	14,500

Interest expense, net	12,902	34	—	12,936
Other income, net	(2,254)	89	2,374	209

Loss before income taxes and minority interests	433	3,100	(2,178)	1,355

Income tax (benefit) expense	(75)	1,052	(50)	927
Minority interests	—	4	—	4

Net loss	$508	$2,044	$(2,128)	$424

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2007

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$752,492	$60,016	$(17,991)	$794,517
Royalties and franchise fees	16,425	—	—	16,425

Total revenues	768,917	60,016	(17,991)	810,942

Expenses:
Cost of sales	498,961	40,543	(17,875)	521,629
Selling expenses	24,222	7,217	—	31,439
Retail operating expenses	116,373	—	—	116,373
Franchise expenses	9,640	—	—	9,640
General and administrative expenses	70,176	6,569	(990)	75,755
Art and development costs	8,882	—	—	8,882

Total expenses	728,254	54,329	(18,865)	763,718

Income from operations	40,663	5,687	874	47,224

Interest expense, net	40,821	97	—	40,918
Other income, net	11,264	2	4,650	15,916

Loss before income taxes and minority interests	(11,422)	5,588	(3,776)	(9,610)

Income tax (benefit) expense	(5,057)	1,862	(43)	(3,238)
Minority interests	—	68	—	68

Net loss	$(6,365)	$3,658	$(3,733)	$(6,440)

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2006

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$205,879	$20,555	$(5,920)	$220,514
Royalties and franchise fees	4,505	—		4,505

Total revenues	210,384	20,555	(5,920)	225,019

Expenses:
Cost of sales	149,021	13,026	(5,664)	156,383
Selling expenses	7,782	2,196		9,978
Retail operating expenses	27,668	—		27,668
Franchise expenses	3,424	—		3,424
General and administrative expenses	17,945	2,136	(330)	19,751
Art and development costs	2,504	—		2,504

Total expenses	208,344	17,358	(5,994)	219,708

Income from operations	2,040	3,197	74	5,311

Interest expense, net	14,178	48		14,226
Other (income) expense, net	(2,046)	(99)	2,464	319

(Loss) income before income taxes and minority interests	(10,092)	3,248	(2,390)	(9,234)

Income tax (benefit) expense	(4,578)	1,002	(95)	(3,671)
Minority interests	—	112		112

Net (loss) income	$(5,514)	$2,134	$(2,295)	$(5,675)

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2006

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$611,588	$52,066	$(15,110)	$648,544
Royalties and franchise fees	13,548	—		13,548

Total revenues	625,136	52,066	(15,110)	662,092

Expenses:
Cost of sales	442,927	34,456	(15,129)	462,254
Selling expenses	22,534	6,062		28,596
Retail operating expenses	76,230	—		76,230
Franchise expenses	9,403	—		9,403
General and administrative expenses	54,171	6,209	(990)	59,390
Art and development costs	7,462	—		7,462

Total expenses	612,727	46,727	(16,119)	643,335

Income from operations	12,409	5,339	(1,009)	18,757

Interest expense, net	41,209	120		41,329
Other (income) expense, net	(6,150)	237	4,275	(1,638)

(Loss) income before income taxes and minority interests	(22,650)	4,982	(3,266)	(20,934)

Income tax (benefit) expense	(9,798)	1,479	8	(8,311)
Minority interests	—	218		218

Net (loss) income	$(12,852)	$3,285	$(3,274)	$(12,841)

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2007

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows used in operating activities:
Net (loss) income	$(6,365)	$3,658	$(3,733)	$(6,440)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	27,252	694	—	27,946
Amortization of deferred financing costs	1,586	—	—	1,586
Provision for doubtful accounts	780	186	—	966
Deferred income tax expense (benefit)	1,007	—	—	1,007
Deferred rent	526	—	—	526
Undistributed loss (gain) in unconsolidated joint venture	(184)	—	—	(184)
(Gain) Loss on disposal of equipment	1,192	—	—	1,192
Equity based compensation	1,350	—	—	1,350
Debt retirement costs	3,781	—	—	3,781
Write-off of deferred financing costs	6,333	—	—	6,333
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(106)	(9,328)	—	(9,434)
(Increase) decrease in inventories	(51,855)	229	116	(51,510)

(Increase) decrease in prepaid expenses and other current assets	(25,722)	(508)	2	(26,228)
Increase (decrease) in accounts payable, accrued expenses and income taxes payable	31,256	4,536	3,614	39,406
Other, net	11	—	—	11

Net cash used in operating activities	(9,158)	(533)	(1)	(9,691)

Cash flows used in investing activities:
Cash paid in connection with store acquisitions	(8,685)	—	—	(8,685)
Capital expenditures	(17,250)	(503)	—	(17,753)
Proceeds from disposal of property and equipment	1,738	—	—	1,738

Net cash used in investing activities	(24,197)	(503)	—	(24,700)

Cash flows provided by financing activities:
Repayments of loans, notes payable and long-term obligations	(384,949)	(118)	—	(385,067)
Proceeds from loans, notes payable and long-term obligations	418,507	—	—	418,507
Proceeds from capital contributions and exercise of options	4,700	—	—	4,700

Net cash provided by financing activities	38,258	(118)	—	38,140
Effect of exchange rate changes on cash and cash equivalents	(15)	1,546	—	1,531

Net decrease in cash and cash equivalents	4,888	392	(1)	5,280
Cash and cash equivalents at beginning of period	4,395	571	—	4,966

Cash and cash equivalents at end of period	$9,283	$963	$(1)	$10,246

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2006

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations		Consolidated
Cash flows used in operating activities:
Net (loss) income	$(12,852)	$3,285		$(3,274)	$(12,841)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	30,026	600			30,626
Amortization of deferred financing costs	1,986	—			1,986
Provision for doubtful accounts	988	295			1,283
Deferred income tax benefit	(7,553)	—			(7,553)
Undistributed gain in unconsolidated joint venture	(184)	—			(184)
Gain on disposal of property, plant and equipment	(1,152)	(4)			(1,156)
Equity based compensation	842	—			842
Changes in operating assets and liabilities:
Increase in accounts receivable	(20,563)	(7,689)			(28,252)
(Increase) decrease in inventories	(19,337)	512		(19)	(18,844)
(Increase) decrease in prepaid expenses, other current assets and other, net	(90)	528		3,285	3,723
Increase in accounts payable, accrued expenses, income taxes payable and other liabilities	6,646	1,665		8	8,319

Net cash used in operating activities	(21,243)	(808)		—	(22,051)
Cash flows used in investing activities:
Cash paid in connection with acquisitions	(14,270)	—			(14,270)
Capital expenditures	(28,819)	(519)			(29,338)
Proceeds from disposal of property, plant and equipment	14,229	44			14,273

Net cash used in investing activities	(28,860)	(475)		—	(29,335)
Cash flows provided by (used in) financing activities:
Repayment of loans, notes payable and long-term obligations	(2,115)	(204)			(2,319)
Proceeds from short term obligations	48,450	—			48,450
Proceeds from the sale of common stock	1,614	—			1,614

Net cash provided by (used in) financing activities	47,949	(204)		—	47,745
Effect of exchange rate changes on cash and cash equivalents	56	1,242			1,298

Net decrease in cash and cash equivalents	(2,098)	(245)			(2,343)
Cash and cash equivalents at beginning of period	7,695	1,050			8,745

Cash and cash equivalents at end of period	$5,597	$805	$		$6,402

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Acquisitions
The Party America Acquisition
          On September 29, 2006 (the “Party America Acquisition Date”), the Company acquired PA Acquisition Corp. (the “Party America Acquisition”), doing business as Party America (“Party America”), from Gordon Brothers Investment, LLC. In connection with the acquisition, the outstanding common stock, common stock options and subordinated debt of Party America were converted into AAH Holdings Corporation (“AAH”) common stock and common stock options valued at $29.7 million. AAH also paid transaction costs of $1.1 million and repaid $12.6 million of Party America senior debt.
The excess of the Party America purchase price over the tangible net assets acquired has been allocated to intangible assets consisting of franchise licenses ($1.5 million), which are being amortized using the straight-line method over the assets’ estimated useful life (nine years), above market leases ($0.8 million), which are being amortized over the remaining lease lives, trade names ($15.6 million) and goodwill ($9.8 million), which are not being amortized, and net deferred tax liabilities ($1.8 million). In addition, other assets acquired totaled $46.4 million, including an allocation to adjust property, plant and equipment to market value ($0.9 million), and liabilities assumed totaled $41.5 million. The allocation of the purchase price is based on our estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. Independent valuation specialists assisted management in the final determination of fair value of the net assets acquired as of the Party America Acquisition Date.
     The results of Party America’s operations are included in the Company’s consolidated results of operations from the date of acquisition.
Other acquisitions
     On June 1st, 2007, the Company acquired a retail operation for $5.0 million and repaid the company’s existing debt. This acquisition is recorded in the Company’s financial statements based upon the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed and is reflected in the Company’s consolidated results of operations from the date of acquisition.
Pending acquisition
     On September 17th, 2007, the Company and AAH entered into a definitive agreement to acquire Factory Card & Party Outlet Corp. (“FCPO”), a current customer, and retailer of party goods with 184 company-owned and operated stores with locations chiefly in the Midwest and Mid-Atlantic U.S. During the twelve month period ended September 30, 2007, sales to FCPO stores accounted for approximately 2% of the Company’s net sales. For the fiscal year ended February 3, 2007, FCPO reported revenues of approximately $244,000. Under the terms of the agreement, FCPO shareholders will receive total consideration of approximately $72,000. The acquisition, which is subject to approval by FCPO’s shareholders and other customary conditions, is expected to close during the fourth quarter of 2007 or the first quarter of 2008. The Company plans to finance the acquisition through a it’s existing credit facilities.
Subsequent Events
Amendment of existing ABL Agreement
On November 2, 2007, Amscan Holdings, Inc. (the “Company”) entered into an amendment to its ABL credit facility with AAH, certain subsidiaries of the Company, the lenders party thereto, Credit Suisse, as administrative agent, and Bank of America, N.A., as collateral agent (the “Amendment”). The Amendment increases the aggregate commitments of the lenders under the ABL credit facility by $50.0 million to $250.0 million. Borrowings under the ABL credit facility will continue to be subject to the borrowing base as provided for in the ABL credit agreement. In addition, the Amendment modifies the ABL credit facility by providing that the Company must maintain a Fixed Charge Coverage Ratio (as defined in the ABL credit agreement) of not less than 1.0 to 1.0 if it has less than $25.0 million of excess availability under the ABL credit facility. Prior to the amendment, the minimum threshold of excess availability for this purpose was $20.0 million.
Unrestricted Subsidiary Credit Agreement
On November 2, 2007, Party City Franchise Group, LLC (“PCFG”), an indirect subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”), among PCFG, CIT Group/Business Credit, Inc., as Administrative Agent and Collateral Agent, Newstar Financial, Inc., as Syndication Agent, CIT Capital Securities LLC, as Sole Arranger, and the Lenders party thereto. PCFG and Party City Franchise Group Holdings, LLC (“Party City Holdings”), the sole member of PCFG and an indirect majority owned subsidiary of the Company, have been designated by the board of directors of the Company as “Unrestricted Subsidiaries” pursuant to the

Company’s existing ABL and term loan credit facilities and the indenture governing the 8.75% senior subordinated notes and neither PCFG nor Party City Holdings will be guarantors of the Company’s existing credit facilities or indenture. PCFG’s credit facility described below is a stand alone facility for PCFG and is not guaranteed by the Company or its other subsidiaries.
A description of the material terms of the Credit Agreement follows.
Credit Agreement
Pursuant to the Credit Agreement, PCFG borrowed $30.0 million in term loans and obtained a committed revolving credit facility in an aggregate principal amount of up to $20.0 million for working capital and general corporate purposes and the issuance of letters of credit (of up to $5.0 million at any time outstanding). The term loans and approximately $0.8 million from an initial revolving borrowing of $10.0 million were used to pay a portion of the purchase price of the acquisitions of retail stores from franchisees as described in Item 2.01.
Interest Rate and Fees
The Credit Agreement provides for two pricing options: (i) an alternate base rate (“ABR”) equal to the greater of (a) JPMorgan Chase Bank’s prime rate in effect on such day and (b) the federal funds effective rate in effect on such day plus 1/2 of 1% or (ii) an adjusted LIBO rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. At closing the applicable margin was 2.75% with respect to ABR borrowings and 4.25% with respect to LIBO borrowings, provided, however, that from and after the delivery of financial statements of Party City Holdings for the fiscal quarter ending December 31, 2008, the applicable margin will be subject to a single decrease of 0.50%, based on Party City Holdings’ total leverage ratio. In addition to paying interest on outstanding principal under the Credit Agreement, PCFG is required to pay a quarterly commitment fee equal to 0.50% in respect of the unutilized revolving commitments thereunder. PCFG must also pay customary letter of credit fees and agency fees.
Prepayments
The Credit Agreement provides that the term loans may be voluntarily prepaid and the revolving loan commitments be permanently reduced, provided that, as a condition to any optional prepayment of the term loans or permanent reduction in the revolving loan commitments any time prior to May 1, 2008, PCFG shall pay, in certain circumstances, a premium equal to 1.00% of the principal amount prepaid. Upon prior notice, PCFG may prepay any borrowing of the revolving loans at any time without premium or penalty other than customary “breakage” costs with respect to LIBO loans. The term loans are subject to mandatory prepayment out of (i) 100% of net proceeds arising from asset sales, insurance and condemnation proceeds, subject to certain exceptions and reinvestment provisions, (ii) 100% of net proceeds arising from certain equity or debt issuances by Party City Holdings or its subsidiaries subject to certain exceptions, and (iii) commencing with the fiscal year ending December 31, 2008, 75% (which percentage will be reduced to 50% or to 0% depending on Party City Holdings’ total leverage ratio being less than certain specified ratios) of the Excess Cash Flow of Party City Holdings.
Amortization
PCFG is required to repay installments on the term loans in quarterly principal amounts of $0.5 million beginning on December 31, 2007 and ending September 30, 2009, increasing to $0.8 million beginning on December 31, 2009 and ending September 30, 2012, with the remaining amount payable on the maturity date of November 1, 2012. There is no scheduled amortization for the revolving loans. The principal amount outstanding on the revolving loans under the Credit Agreement is due and payable in full on November 1, 2012.
Guarantee and Security
The obligations of PCFG under the Credit Agreement are jointly and severally guaranteed by Party City Holdings. Party City Holdings has secured its obligations under the guaranty by a first priority lien on substantially all of its assets. PCFG has secured its obligations under the Credit Agreement by a first priority lien on substantially all of its assets.
Certain Covenants and events of default
The Credit Agreement contains a number of customary negative covenants that restrict, subject to certain exceptions, the ability of Party City Holdings and its subsidiaries to take certain actions. The Credit Agreement requires Party City Holdings and its subsidiaries to maintain a leverage ratio, fixed charge coverage ratio and minimum EBITDA. The Credit Agreement also contains certain customary affirmative covenants and events of default.
Completion of Acquisition
On November 2, 2007, Party City Corporation (“Party City”), an indirect subsidiary of the Company, and its subsidiaries completed the acquisition of new stores from franchisees in a series of transactions involving Party City, Party City Franchise Group Holdings, LLC (“Party City Holdings”), a majority owned subsidiary of Party City, and Party City Franchise Group, LLC (“PCFG”), a wholly-owned subsidiary of Party City Holdings. Party City acquired 9 retail stores located in New Jersey, New York and Pennsylvania from Party Supermarket, Inc., Party City of 22, Inc., Party City of Jersey City, Inc., Party City of Oceanside, Inc., Party City of Ralph Avenue, Inc., Party City of Watchung, Inc. and Party City of Woodbridge, Inc. Party City contributed cash and 11 of its corporate retail stores located in Florida to Party City Holdings. Party City Holdings and PCFG acquired a total of 55 retail stores located in Florida and Georgia from franchisees Party City of Atlanta, Inc., Party Supermarket, Inc., M&M Party, Inc., Party City of Bonita Springs, Inc., Party City of Ft.

Myers, Inc., Party City of Hialeah, Inc., Party City of Little Havana, Inc., Party City of Miami (Doral), Inc., Party City of Naples, Inc., Party City of West Dade, Inc. and Party City of Winter Garden, Inc. PCFG will operate the acquired 66 stores in the Florida and Georgia regions. The franchisee sellers received approximately $80,000 in cash and, in certain instances, equity interests in Party City Holdings in exchange for the retail stores. The acquisitions were financed through the combination of cash contributed by Party City, borrowings under the Company’s existing credit facility and a new credit facility entered into by PCFG and equity issued in exchange for certain stores. PCFG and Party City Holdings are unrestricted subsidiaries under the Company’s existing debt facilities and the new PCFG credit facility is a stand alone facility which is not guaranteed by the Company or its other subsidiaries.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006
Percentage of Total Revenues
     The following table sets forth the Company’s consolidated statements of operations for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007	2006
Revenues:
Net sales	98.0%	98.0%
Royalties and franchise fees	2.0	2.0

Total revenues	100.0	100.0

Expenses:
Cost of sales	63.8	69.5
Selling expenses	3.7	4.4
Retail operating expenses	15.9	12.3
Franchise expenses	1.1	1.5
General and administrative expenses	9.4	8.8
Art and development costs	1.0	1.1

Total expenses	94.9	97.6

Income from operations	5.1	2.4

Interest expense, net	4.6	6.3
Other expense (income), net	0.1	0.1

Income (loss) before income taxes and minority interests	0.5	(4.1)

Income tax (benefit) expense	0.3	(1.6)
Minority interests	0.0	0.0

Net income (loss )	0.1%	(2.5)%

Total Revenues
          The following table sets forth the Company’s total revenues for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007		2006
	Dollars in	Percentage of	Dollars in	Percentage of
Revenues	Thousands	Total Revenue	Thousands	Total Revenue
Sales
Wholesale	$169,566	59.8%	$135,134	60.1%

Eliminations	(45,952)	(16.2)	(19,796)	(8.8)

Net wholesale	123,614	43.6	115,338	51.3
Retail	153,950	54.3	105,176	46.7

Total net sales	277,564	98.0	220,514	98.0
Franchise related	5,783	2.0	4,505	2.0

Total revenues	$283,347	100.0%	$225,019	100.0%

     Wholesale
          Net sales, at wholesale, of $123.6 million were $8.3 million or 7.2% higher than sales for the quarter ended September 30, 2006. Net sales for the quarter ended September 30, 2007 reflect the elimination of inter-company sales to Party City and Party America company-owned stores , while net sales for the second quarter of 2006 only reflect the elimination of inter-company sales to Party City company-owned stores. Had the Party America Acquisition occurred January 1, 2006, the Company would have eliminated $2.8 million of sales to Party America stores during the quarter ended September 30, 2006. Accordingly, net sales for the quarter ended September 30, 2007, at wholesale, of $123.6 million were $11.1 million or 9.8% higher than adjusted sales for the quarter ended September 30, 2006.
          Net sales to party superstores, including sales to our retail franchisees, totaled $ 40.7 million and were 26.0% higher than the adjusted 2006 sales to party superstores.  The increase in sales to party superstores principally reflects our synergistic growth with Party City and Party America franchisees.  International sales totaled $ 22.7 million and were 10.9 % higher than in 2006, principally due to the strong demand for our party goods at European national accounts.  Net sales of metallic balloons and flexible packaging were $ 21.3 million or 0.2% lower than in 2006.  Net sales to other retail channels (principally mass merchant, drug, craft and contract manufacturing) were $ 38.7 million, an increase of 1.2 % from 2006, principally due to the increase in the craft and contract manufacturing channels.
     Retail
          Net retail sales for company-owned stores for the quarter ended September 30, 2007 of $154.0 million were $48.8 million or 46.4% higher than net retail sales for the quarter ended September 30, 2006, and included $35.3 million Party America sales (acquired September 29, 2006), as well as $4.4 million of sales from other retail operations which were acquired June 1, 2007.
          Same-store net retail sales for Party City company-owned stores during the September 2007 quarter totaled $113.1 million and were 10.5% higher than the net retail sales for the quarter ended September 30, 2006. The improvements at Party City reflect increases of non-seasonal merchandise of 13.6% and seasonal merchandise sales of 0.1%. Party America same-store sales for this quarter were $34.0 million or 3.0% lower than their net retail sales for the quarter ended September 30, 2006.  The decreases at Party America reflect lower non-seasonal merchandise of 2.1%, and seasonal merchandise of 6.9%.  The favorable performance at Party City principally reflects an increase in the average net sale per retail transaction at our company-owned stores.  The decreases in performance at Party America principally reflects the impact of transitioning our product line to affect wholesale synergies.
     Royalties and franchise fees
          Franchise related revenue for the quarter ended September 2007 totaled $5.8 million or 28.4% higher than revenue for the corresponding quarter of 2006, principally due to the inclusion of Party America franchise related revenues of $0.5 million, and the net increase of 13 franchise stores during 2007. During the quarter ended September 30, 2007, one franchise store closed, 13 stores opened, two stores were acquired and one store was sold, as compared to two new stores opening and one store closing in the comparable quarter of 2006.  In addition, Party City franchise stores reported same-store net sales of $119.4 million, or an increase of 5.1%, while Party America franchise stores reported same-store net sales of $13.1 million, or an increase of 1.3%, when comparing the quarter ended September 30, 2007 with the corresponding quarter of 2006.
Gross Profit
          The following table sets forth the Company’s consolidated gross profit on net sales for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007		2006
	Dollars in	% of associated	Dollars in	% of associated
	Thousands	sales	Thousands	sales
Net Wholesale	$39,749	32.2%	$33,271	28.8%
Net Retail	57,034	37.0	30,860	29.3

Total Gross Profit	$96,783	34.9%	$64,131	29.1%

          The gross profit margin on net sales at wholesale, after inter-company eliminations, for the quarter ended September 30, 2007 was 32.2% or 340 basis points higher than in 2006. The increase in gross profit margin principally reflects improved product pricing and changes in product mix.

               Retail gross profit margin for the quarter ended September 30, 2007 was 37.0%, or 770 basis points higher than in the quarter ended September 30, 2006, and reflects the recognition of previously deferred wholesale gross profit margin on product purchased from its wholesale affiliates, favorable product pricing and product mix.
Operating expenses
          Selling expenses of $10.5 million for the quarter-ended September 30, 2007 were $0.5 million higher than for the quarter ended September 30, 2006 due to increases in base compensation and employee benefits. As a percent of total revenues, selling expenses were 3.7% for the quarter ended September 30, 2007, or 70 basis points lower than for the quarter ended September 30, 2006.
          Retail operating expenses for the quarter ended September 30, 2007 totaled $44.9 million, or $17.3 million higher than in the prior year quarter, principally due to the inclusion of Party America operating expenses of $10.6 million, the inclusion of $2.8 million of operating expenses from other acquired retail operations , the timing of advertising costs and additional retail payroll.
          Franchise expenses for the quarter ended September 30, 2007 were $3.2 million, or $0.2 million lower than the quarter ended September 30, 2006, reflecting lower franchise expenses in the Party City group, partially offset by the addition of Party America franchisees during 2007, and increased amortization of franchise license intangibles.
          General and administrative expenses of $26.5 million for the quarter ended September 30, 2007 were $6.7 million higher than the prior year quarter, principally reflecting the inclusion of Party America expenses of $2.9 million, other acquired retail operation expenses of $1.4 million, and higher base compensation and employee benefit costs.
          Art and development costs of $2.9 million for the quarter ended September 30, 2007 were $0.4 million higher than costs for the quarter ended September 30, 2006. As a percentage of total revenues, art and development costs were 1.0% of total revenue for the quarter ended September 2007, versus 1.1% for the quarter ended September 2006.
Interest expense, net
          Interest expense of $12.9 million for the three months ended September 30, 2007 was $1.3 million lower than for the three months ended September 30, 2006, reflecting reduced interest rates resulting from our 2007 debt refinancing, partially offset by higher average borrowings following the Party America Acquisition in September 2006.
Other expense, net
          Other expense, net of $0.2 million principally consists of our share of loss (income) in an unconsolidated joint venture. The undistributed loss (income) represents our share of the operations of a Mexican balloon distribution joint venture, and includes the elimination of inter-company profit in the joint venture’s inventory at September 30, 2007 and 2006.
Income tax expense (benefit)
Income taxes expense (benefit) for the quarters ended September 30, 2007 and 2006 were based upon the estimated consolidated effective income tax rates of 38.2% and 39.7% for the years ending December 31, 2007 and 2006, respectively. The decrease in the 2007 effective income tax rate is primarily attributable to a lower average state income tax rates.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006
Percentage of Total Revenues
     The following table sets forth the Company’s consolidated statements of operations for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended
	September 30,
	2007	2006
Revenues:
Net sales	98.0%	98.0%
Royalties and franchise fees	2.0	2.0

Total revenues	100.0	100.0

Expenses:
Cost of sales	64.3	69.8
Selling expenses	3.9	4.3
Retail operating expenses	14.4	11.5
Franchise expenses	1.2	1.4
General and administrative expenses	9.3	9.0
Art and development costs	1.1	1.1

Total expenses	94.2	97.2

Income from operations	5.8	2.8

Interest expense, net	5.0	6.2
Other expense (income), net	2.0	(0.2)

Income (loss) before income taxes and minority interests	(1.2)	(3.2)

Income tax (benefit) expense	(0.4)	(1.3)
Minority interests	0.0	0.0

Net income (loss )	(0.8)%	(1.9)%

Total Revenues
          The following table sets forth the Company’s total revenues for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended September 30,
	2007		2006
	Dollars in	Percentage of	Dollars in	Percentage of
Revenues	Thousands	Total Revenue	Thousands	Total Revenue
Sales
Wholesale	$458,329	56.5%	$375,093	56.7%

Eliminations	(118,080)	(14.6)	(48,827)	(7.4)

Net wholesale	340,249	42.0	326,266	49.3
Retail	454,268	56.0	322,278	48.7

Total net sales	794,517	98.0	648,544	98.0
Franchise related	16,425	2.0	13,548	2.0

Total revenues	$810,942	100.0%	$662,092	100.0%

     Wholesale
          Net sales, at wholesale, of $340.2 million were $14.0 million or 4.3% higher than net sales for the first nine months of 2006. Net sales for the first nine months of 2007 reflect the first nine months of 2007 elimination of inter-company sales to Party City and Party America company-owned stores, while net sales for the first nine months of 2006 only reflect the elimination of inter-company sales to Party City. Had the Party America Acquisition occurred January 1, 2006, the Company would have eliminated $10.7 million of sales to Party America during the first nine months of 2006. Accordingly, net sales, at wholesale, for the nine months ended September 30, 2007, of $340.2 million were $24.7 million or 7.8% higher than adjusted sales for the comparable period of 2006.
          Net sales to party superstores, including sales to our retail franchisees, totaled $ 116.3 million and were 19.9% higher for the first nine months of 2007 than the adjusted 2006 sales to party superstores.  The increase in sales to party superstores principally reflects our synergistic growth with Party City and Party America franchisees.  International sales totaled $ 60.0 million or 15.3% higher for the first nine months of 2007 than in 2006, principally due to the strong demand for our party goods at European national accounts.   Net sales of metallic balloons and flexible packaging totaled $ 65.6 million or 0.2% higher for the first nine months of 2007 than in 2006, as growth in metallic balloon sales was offset by lower flexible packaging sales.  Net sales to other retail channels (principally mass merchant, drug, craft and contract manufacturing) were $ 98.3 million, down 2.7 % for the first nine months of 2007 from 2006, principally due to the declines in the craft and contract manufacturing channels.
     Retail
          Net retail sales for company-owned stores for the nine months ended September 30, 2007 of $454.3 million were $132.0 million or 41.0% higher than net retail sales for the nine months ended September 30, 2006, and include Party America sales of $113.6 million,  as well as $4.9 million of retail sales from other retail operations which were acquired September 1, 2007.
          Same-store net retail sales for Party City company-owned stores during the first nine months of 2007 totaled $334.4 million or 7.2% higher than the same store sales for the corresponding period last year. Party America same-store sales for the first nine months of 2007 were $106.4 million or 0.3% higher than their net retail sales for the corresponding period of 2006.  The results at Party City and Party America reflect changes of non-seasonal merchandise of 8.5% and (0.2%), respectively, and increases of seasonal merchandise of 2.2% and 1.8%, respectively.  The increases in net sales of seasonal and non-seasonal merchandise principally reflect an increase in the average net sale per retail transaction at our company-owned stores.
     Royalties and franchise fees
          Franchise related revenue for the first nine months of 2007 totaled $16.4 million or 21.2% higher than franchise related revenue for the first nine months of 2006, principally due to the inclusion of Party America franchise related revenues of $1.5 million.  During the first nine months of 2007, our Party City franchise store count increased by 24, with 21 new Party City franchise store openings, 4 Party City franchise store closings, and 7 Party City Franchise acquisitions/conversions as compared to 11 Party City new stores, 8 Party City store closing and 2 Party City acquisitions/conversions during the nine months ended September 30, 2006.  In addition, Party City franchise stores reported same-store net sales of $354.2 million, or an increase of 4.6%, while Party America franchise stores reported same-store net sales of $42.0 million, or an increase of 2.4%, when comparing the nine months ended September 2007 and the nine months ended September 2006.
Gross Profit
          The following table sets forth the Company’s consolidated gross profit on net sales for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended September 30,
	2007		2006
	Dollars in	% of associated	Dollars in	% of associated
	Thousands	sales	Thousands	sales
Net Wholesale	$102,662	30.2%	$91,848	28.2%
Net Retail	170,226	37.5	94,442	29.3

Total Gross Profit	$272,888	34.3%	$186,290	28.7%

          The gross profit margin on sales at wholesale, after eliminations, for the nine months ended September 30, 2007 was 30.2% or 200 basis points higher than in 2006. The increase in gross profit margin principally reflects improved product pricing and changes in product mix.
          Retail gross profit margin for the first nine months of 2007 was 37.5% or 820 basis points higher than in the first nine months of 2006, reflecting the wholesale gross profit margin on product purchased from the Company’s wholesale affiliates, favorable product pricing and product mix.
Operating expenses
          Selling expenses of $31.4 million for the nine months ended September 30, 2007 were $2.8 million higher than for the first nine months of 2006, principally due to increases in base compensation and employee benefits. As a percent of total revenues, selling expenses were 3.9% for the nine months ended September 30, 2007, or 40 basis points lower than selling expenses as a percentage of total revenue for the first nine months of 2006.
          Retail operating expenses for the first nine months of 2007 were $116.4 million, or $40.1 million over the first nine months of 2006, principally due to the inclusion of year to date 2007 Party America operating expenses of $28.8 million, year to date 2007 expenses from other acquired retail operations of $3.0 million, and additional Party City payroll and other costs associated with store layout resets.
          Franchise expenses for the nine months ended September 30, 2007 were $9.6 million, or $0.2 million higher than the comparable period last year, reflecting the addition of Party America franchisees during 2007, and increased amortization of franchise license intangibles, partially offset by lower franchise expenses in the Party City group.
          General and administrative expenses of $75.8 million for the nine months ended September 30, 2007 were $16.4 million higher than the nine months ended September 30, 2006, and include Party America current year expenses of $10.7 million, newly acquired retail operation expenses of $1.7 million, and higher base compensation and employee benefit costs.
          Art and development costs of $8.9 million for the nine months ended September 30, 2007 were $1.4 million higher than costs for the nine months ended September 30, 2006. As a percentage of total revenues, art and development costs were 1.1% of total revenue for the first nine months of 2007 and 2006.
Interest expense, net
          Interest expense of $40.9 million for the nine months ended September 30, 2007 was $0.4 million lower than for the nine months ended September 30, 2006, reflecting reduced interest rates resulting from our 2007 debt refinancing, partially offset by higher average borrowings following the Party America Acquisition in September 2006.
Other expense (income), net
          Other expense (income), net of $15.9 million principally consists of financing costs related to the refinancing of our term and revolving credit facilities during the second quarter of 2007. It also includes derivative gains or losses, and our share of loss (income) in an unconsolidated joint venture. The undistributed loss (income) represents our share of the operations of a Mexican balloon distribution joint venture and includes the elimination of inter-company profit in the joint venture’s inventory at September 30, 2007 and 2006.
Income tax benefit.
          Income taxes for the nine months ended September 30, 2007 and 2006 were based upon the estimated consolidated effective income tax rates of 38.2% and 39.7% for the years ending December 31, 2007 and 2006, respectively. The decrease in the 2007 effective income tax rate is primarily attributable to a lower average state income tax rates.
Liquidity and Capital Resources
Capital Structure
          On May 25, 2007, the Company, and AAH, entered into (i) a $375 million Term Loan Credit Agreement (the “Term Loan Credit Agreement”), and (ii) an ABL Credit Agreement (the “ABL Credit Agreement”) with a committed revolving credit facility in an aggregate principal amount of up to $200 million. The Company used the proceeds from these facilities to terminate the previously existing $410 million First Lien Credit and Guaranty Agreement and (ii) the $60 million Second Lien Credit and Guaranty Agreement.
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
          The Company is required to repay installments on the term loans in quarterly principal amounts of 0.25% of their funded total principal amount, beginning September 30, 2007 and ending March 31, 2013, with the remaining amount payable on the maturity date of May 25, 2013.
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
          At September 30, 2007, the balance of the Term Loan was $373.1 million.
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
          Borrowings under the ABL Credit Agreement were $61.0 million, and outstanding standby letters of credit totaled $12.0 million at September 30, 2007.
          At September 30, 2007, we had a $0.4 million Canadian dollar denominated revolving credit facility that bears interest at the Canadian prime rate plus 0.6% and expires in April 2008, and a 1.0 million British Pound Sterling denominated revolving credit facility that bears interest at the U.K. base rate plus 1.75% and expires on May 31, 2008. No borrowings were outstanding under these revolving credit facilities at September 30, 2007 or December 31, 2006. We expect to renew these revolving credit facilities upon expiration.
          Long-term borrowings at September 30, 2007 include a mortgage note with the New York State Job Development Authority of $7.0 million which requires monthly payments based on a 180-month amortization period with a balloon payment upon maturity in January 2010. The mortgage note bears interest at the rate of 7.24%, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority’s confidential internal protocols. The mortgage note is collateralized by a distribution facility located in Chester, New York.
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
          Rent expense for the quarters ended September 30, 2007 and 2006 totaled $21.9 million and $15.6 million, respectively. Rent expense for the nine months ended September 30, 2007 and 2006 totaled $63.6 million and $45.2 million, respectively. Minimum lease payments currently required under non-cancelable operating leases for the year ending December 31, 2007, including corporate facilities and company-owned stores, approximate $87.4 million.
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
Cash Flow Data – Nine months ended September 30, 2007 Compared to Nine months ended September 30, 2006
          Net cash used in operating activities during the nine months ended September 30, 2007 totaled $9.7 million, as compared to $22.1 million for the nine months ended September 30, 2006. Net cash flow provided by operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2007 and 2006, was $38.1 million and $13.0 million, respectively. Changes in operating assets and liabilities for the nine months ended September 30, 2007 and 2006 resulted in the use of cash of $47.8 million and $35.1 million, respectively. The use of cash during the first nine months of 2007 principally reflects the payment of Halloween and other seasonal retail trade payables arising during the third and fourth quarters of 2006, and increases in inventory levels to support synergistic growth and the addition of Party America and other retail operations, using borrowings under our revolving credit facilities.
          During the nine months ended September 30, 2007 and 2006, net cash used in investing activities totaled $24.7 million and $29.3 million, respectively. The Company had capital expenditures of $13.3 million and $12.5 million for its retail operations during the first nine months of 2007 and 2006, respectively, including leasehold improvements and furniture and fixtures in company-owned stores. During the nine months ended September 2007 and 2006, the Company had capital expenditures of $10.8 million and $16.8 million, respectively, for its wholesale operations, principally for additional distribution assets. The Company also acquired retail operations during the current period amounting to $8.0 million of cash, and sold individual stores for $1.5 million. During the nine months ended September 30, 2006, the Company paid $14.3 million in connection with the acquisition of Party America and other retail store operations, and received net proceeds from the sale of property, plant and equipment during the nine months ended September 30, 2006 of $14.3 million, principally from the sale-leaseback of a Chester, New York warehouse and the sale of several company-owned retail stores.
          During the nine months ended September 30, 2007, net cash provided by financing activities of $38.1 million included (i) net borrowings under our revolving credit agreements of $61.0 million, principally used to pay Halloween and other seasonal retail trade payables arising during the third and fourth quarters of 2006 and (ii) capital contributions of $4.7 million. These sources were partially offset by a $10 million reduction of our term loan resulting from the refinancing, a $12.0 million cost to refinance current debt and retire prior debt, and scheduled payments on capital leases and other long-term obligations. During the nine months ended September 30, 2006, net cash provided by financing activities of $47.7 million included borrowings under the First Term Loan Revolver of $48.5 million used principally to pay down trade payables from seasonally higher year end balances and proceeds from the sale of common stock to directors and certain employees of $1.6 million, partially offset by scheduled payments on capital leases and other long-term obligations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
                Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we have utilized interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the three and nine months ended September 30, 2007 and 2006, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and the income before income taxes and minority interest for the three months ended September 30, 2007 would have decreased by $1.9 million and the loss before income taxes and minority interest would have increased by $1.5 million. The loss before income taxes and minority interest for the nine months ended September 30, 2007 and 2006 would have increased by $5.8 million and $4.8 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
                Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $1.5 million and $1.3 million for the three months ended September 30, 2007 and 2006, respectively and $4.1 million and $3.4 million for the nine months ended September 30, 2007 and 2006, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
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

          There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
Item 5. Other Information
          During the nine months ended September 30, 2007, the Company issued 92.89 shares of its Common Stock, $0.01 par value, that were not registered under the Securities Act of 1933. Of this amount, 70.175 shares were issued to certain employees in connection our acquisition of retail operations on September 1, 2007. The balance of shares were issued to certain directors and employees.
          Also during the nine months ended September 2007 we received $3.5 million of proceeds from associates to purchase 248 restricted shares of our redeemable common stock.
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

AMSCAN HOLDINGS, INC.

	By:	/s/ Michael A. Correale

Michael A. Correale
Chief Financial Officer
(on behalf of the registrant and as principal
Date: November 14, 2007		financial and accounting officer)