Form 10-K
period 2007-12-31
AMSCAN HOLDINGS INC
filed 2008-03-31
CIK 1024729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

Commission file number 000-21827

Amscan Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3911462
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

80 Grasslands Road Elmsford, NY (Address of Principal Executive Offices)	10523 (Zip Code)

Registrant’s telephone number, including area code:
(914) 345-2020

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☑     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) at June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $35,605,000.

The number of outstanding shares of the registrant’s common stock as of March 28, 2008 was 1,000.00.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AMSCAN HOLDINGS, INC.

FORM 10-K

December 31, 2007

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

Amscan Holdings, Inc. (“Amscan” or the “Company”) designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic balloons, accessories, novelties, gifts and stationery. The Company also operates specialty retail party supply stores in the United States, and franchises both individual stores and franchise areas throughout the United States and Puerto Rico, under the names Party City, Party America, The Paper Factory and Halloween USA. With the acquisition of Factory Card & Party Outlet Corporation (“Factory Card & Party Outlet”), (the “Factory Card & Party Outlet Acquisition”) on November 16, 2007 (the “Factory Card & Party Outlet Acquisition Date”), the Company also operates specialty retail party and social expressions supply stores under the name Factory Card & Party Outlet.

Wholesale Operations

We believe we are a leading designer, manufacturer and distributor of decorative party goods in the United States and the largest manufacturer of metallic balloons in the world. We offer one of the broadest and deepest product lines in the party goods industry. We currently offer over 400 party goods ensembles, which range from approximately 30 to 100 design-coordinated items spanning tableware, accessories, novelties, balloons, decorations and gifts. The breadth of these ensembles enables retailers to encourage additional sales for a single occasion. We market party good ensembles for a wide variety of occasions including seasonal and religious holidays, special events and themed celebrations. Our seasonal and religious ensembles enhance holiday celebrations throughout the year including New Year’s, Valentine’s Day, St. Patrick’s Day, Easter, Passover, Fourth of July, Halloween, Thanksgiving, Hanukkah and Christmas. Our special event ensembles include birthdays, christenings, first communions, bar mitzvahs, confirmations, graduations, bridal and baby showers and anniversaries. Our theme-oriented ensembles include Hollywood, Chinatown, Cocktail Party, Bachelorette, Casino, Disco, Hawaiian Luaus, Mardi Gras, Fifties Rock-and-Roll Parties, Summer Barbeque, Patriotic, Sports, Retirement and Western. In 2007, approximately 75% of our net sales at wholesale consisted of products designed for non-seasonal occasions, with the remaining 25% comprised of items used for holidays and seasonal celebrations throughout the year. Our extensive gift and stationery product lines, encompassing home, baby and wedding products for general gift giving or self-purchase, further leverage our design, marketing and distribution capabilities.

Our products are sold at wholesale to party superstores, including our retail stores, other party goods retailers, independent card and gift stores, and other retailers and distributors throughout the world, including North America, South America, Europe, Asia and Australia. In 2007, approximately 50% of the product sold to these retailers and distributors were products manufactured by the Company. The remaining 50% of products sold were supplied by third-party manufacturers, many of whom are located in Asia.

Sales to the party superstore distribution channel generally account for approximately 50% of our sales at wholesale. Party superstores provide consumers with a one-stop source for all of their party needs, generally at discounted prices. In addition, we have strong, long-standing relationships with balloon distributors and independent party and card and gift retailers, with these channels generally accounting for 25% of our sales at wholesale.

Retail Operations

Our retail focus is to provide the consumer with broad assortments, deep in-stock inventory positions, a compelling price-value proposition and an exceptional customer experience. Party City authorized its first franchise store in 1989 and opened its first company-owned store in January 1994. Party America opened its first company owned store in 1984, and acquired franchise operations through an acquisition in August 2003. Factory Card & Party Outlet opened its first store in 1985. Our retail stores operate under the names Party City, Party America, The Paper Factory, Halloween USA and Factory Card & Party Outlet.

Retail Acquisitions:

Party City Franchise Group Transaction

Party City Corporation (“Party City”), a wholly-owned subsidiary of the Company, completed the acquisition of additional stores from franchisees in a series of transactions involving Party City, Party City Franchise Group Holdings, LLC (“Party City Holdings”), a majority-owned subsidiary of Party City, and Party City Franchise Group, LLC (“PCFG”), a wholly-owned subsidiary of Party City Holdings, on November 2, 2007 (“Party City Franchise Group Transaction Date”). Party City acquired 9 retail stores located in New Jersey, New York and Pennsylvania from two franchise operators. Party City contributed cash and 11 of its corporate retail stores located in Florida to Party City Holdings. Party City Holdings and PCFG also acquired 55 retail stores from three franchisees located in Florida and Georgia. PCFG operates the acquired 66 stores in the Florida and Georgia regions. The franchisee sellers received approximately $80.0 million in cash and, in certain instances, equity interests in Party City Holdings in exchange for the retail stores. The acquisitions were financed through the combination of cash contributed by Party City, which included borrowings under the Company’s existing credit facility,a new credit facility entered into by PCFG (“PCFG Credit Agreement”) and equity issued in exchange for certain stores. Party City Holdings is an unrestricted subsidiary under the Company’s existing debt facilities and the new PCFG Credit Agreement is a stand alone facility which is not guaranteed by the Company or its other subsidiaries.

PCFG’s results of operations for the eight-week period from the Party City Franchise Group Transaction Date through December 31, 2007, are included in the Company’s consolidated results of operations for the year ended December 31, 2007. PCFG’s balance sheet, included in the Company’s consolidated balance sheet at December 31, 2007, is based, in-part, on our preliminary estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed on the Party City Franchise Group Transaction Date.

The Factory Card & Party Outlet Acquisition

On the Factory Card & Party Outlet Acquisition Date, the Company completed the merger of its wholly-owned subsidiary, Amscan Acquisition, Inc. with and into Factory Card & Party Outlet , in accordance with the terms of the Agreement and Plan of Merger, dated as of September 17, 2007 (the “Factory Card & Party Outlet Merger Agreement”). Factory Card & Party Outlet common stock was suspended from trading on the Nasdaq Global Market as of the close of trading on November 16, 2007. The merger followed the completion of a tender offer for all of the outstanding shares of Factory Card & Party Outlet common stock by Amscan Acquisition. As a result of the merger, each outstanding share of Factory Card & Party Outlet common stock was converted into the right to receive $16.50 per share, net to the seller in cash, without interest.

Factory Card & Party Outlet’s results of operations for the six week period from the Factory Card & Party Outlet Acquisition Date through December 29, 2007, are included in the Company’s consolidated results of operations for the year ended December 31, 2007. Factory Card & Party Outlet’s balance sheet, included in the Company’s consolidated balance sheet at December 31, 2007, is based, in-part, on our preliminary estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed on the Factory Card & Party Outlet Acquisition Date.

The Party America Acquisition

On September 29, 2006, (the “Party America Acquisition Date”), the Company acquired PA Acquisition Corp. (the “Party America Acquisition”), doing business as Party America (“Party America”), from Gordon Brothers Investment, LLC. In connection with the acquisition, the outstanding common stock, common stock options and subordinated debt of Party America were converted into common stock and common stock options of AAH, valued at $29.7 million. AAH also paid transaction costs of $1.1 million and repaid $12.6 million of Party America senior debt.

Party America’s results of operations for the three-month period from the Party America Acquisition Date through December 30, 2006, are included in the Company’s consolidated results of operations for the year ended December 31, 2006. Party America’s balance sheet, included in the Company’s consolidated balance sheet at December 31, 2006, is based, in-part, on our estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed on the Party America Acquisition Date. An independent valuation of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed on the Party America Acquisition Date was completed in 2007, and is reflected in our consolidated balance sheet at December 31, 2007.

The Party City Acquisition

On December 23, 2005 (the “Party City Acquisition Date”), the Company completed the Party City Acquisition pursuant to the Agreement and Plan of Merger, dated September 26, 2005 (as amended, the “Acquisition Agreement”), by and among the Company, Party City and BWP Acquisition, Inc. (“BWP”), a Delaware corporation and a wholly-owned subsidiary of the Company. Pursuant to the terms of the Party City Acquisition Agreement, BWP merged with and into Party City, with Party City continuing as the surviving corporation. Each share of common stock of Party City outstanding at the Party City Acquisition Date was cancelled and converted into the right to receive $17.50 per share in cash, without interest. Prior to the acquisition, Party City settled all outstanding stock options and warrants at the spread between $17.50 and their exercise price, per share. Transaction costs associated with the Party City Acquisition totaled $9.4 million.

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

The results of Party City’s operation from the Party City Acquisition Date through December 31, 2005 are included in the Company’s consolidated results of operations for the year ended December 31, 2005

As of December 31, 2007, the Party City network consisted of 548 stores, with 304 company-owned stores, including 66 stores operated by PCFG, and 244 stores owned by franchisees. As of December 31, 2007, the Party America network consisted of 223 stores, with 184 company-owned stores (including 100 Paper Factory outlets) and 39 stores owned by franchisees. The Factory Card & Party Outlet network consisted of 185 company-owned stores. The Company also operated 116 temporary Halloween stores under the name Halloween USA. Party City, Party America and Factory Card & Party Outlet stores typically range in size from 8,000 to 12,000 square feet and offer a broad range of products for all occasions, including Amscan, private label and other brand merchandise. The Paper Factory outlet stores typically range in size from 3,000 to 4,500 square feet, and offer an assortment similar to their larger sister stores.

Non-seasonal merchandise generally accounts for approximately 66% of our annual retail net sales, with birthdays being the largest non-seasonal event. Seasonal merchandise for Halloween, Christmas, Summer, Graduation, Easter and other holidays represents the remaining 34% of our annual retail sales.

Retail operations generate revenue primarily through the sale of party goods through company-owned stores. Our Party City and Party America chains also generate revenue through the assessment of an initial one-time franchise fee and ongoing franchise royalty payments based on retail sales.

All retail chains except PCFG define a fiscal year (“Fiscal Year”) as the 52-week period or 53-week period ended on the Saturday nearest December 31st of each year, and define their fiscal quarters (“Fiscal Quarter”) as the four interim 13-week periods following the end of the previous Fiscal Year, except in the case of a 53-week Fiscal Year when the fourth Fiscal Quarter is extended to 14 weeks. PCFG defines its Fiscal Year as the 12 months ended December 31 of each year, and defines its Fiscal Quarter as the four three-month periods following December 31st.

Summary Financial Information about the Company

Information about the Company’s revenues, income from operations and assets for each of the years in the five-year period ended December 31, 2007, is included in this report in Item 6, “Selected Consolidated Financial Data.” The Company’s consolidated financial statements include the accounts of the Company and its majority-owned and controlled entities.

The Company does business in the United States and in other geographic areas of the world.

Wholesale Operations

Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines and customer base and increased promotional activities, the impact of seasonality on the quarterly results of our wholesale operations has been limited. Promotional activities, including special dating terms, particularly with respect to Halloween and Christmas products sold in the third quarter, and the introduction of our new everyday products and designs during the fourth quarter result in higher accounts receivables and inventory balances and higher interest costs to support these balances.

Retail Operations

Our retail operations are subject to significant seasonal variations. Historically, this segment has realized a significant portion of its revenues, cash flow and net income in the fourth quarter of the year, principally due to our Halloween sales in October and, to a lesser extent, our year-end holiday sales. In addition, the results of retail operations and cash flows may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings and store closings and the timing of the acquisition and disposition of stores.

The results of operations for Party City, Party America, FCPO and PCFG are included in the consolidated results of operations from their respective dates of acquisition through December 31, 2007.

Our Business Strategy

Our objective is to be the primary source for consumers’ party goods requirements and to maintain and expand our position as a leading national chain of party supply stores, while internally improving our operating efficiencies. Key components of our business strategy include the following:

Wholesale Operations

•	Build upon our Position as a Leading Provider to Party Goods Retailers. We will continue to offer convenient “one-stop shopping” for both large party superstores and smaller party goods retailers. We will seek to grow our sales to existing stores by increasing our share of sales volume and shelf space, continuing to develop innovative new products and helping retailers promote coordinated ensembles that increase average purchase volume per consumer through “add-on” or impulse purchases. Given our position in the party superstore distribution channel, we expect our sales will continue to grow as new party superstores are opened.

•	Capitalize on Investments in Infrastructure. We intend to increase our net sales and profitability by leveraging the significant investments we have made in our infrastructure. We believe that our state-of-the-art 896,000 square foot distribution facility provides us with warehousing and distribution capabilities to serve anticipated future growth.

•	Expand International Presence. We believe there is an opportunity to expand our international business, which represented approximately 14% of our net sales in each of the years in the three-year period ended December 31, 2007. We currently have a presence in Europe, Mexico, Canada, and Asia. We have our own sales force in the United Kingdom, Mexico and Canada, and operate through third-party sales representatives elsewhere. The market for decorative party goods outside the U.S. is less mature due to lower consumer awareness of party products and less developed retail distribution channels. Our strategies include broadening our distribution network, increasing accessorization and customization of our products to local tastes and holidays and continuing to deepen retail penetration.

•	Increase Penetration in Independent Retail Distribution Channel. We believe there is an opportunity to expand our sales to independent retailers. We have made significant investments by adding management and expanding our customer service and marketing infrastructure to support the existing sales effort. As our existing sales representatives become more seasoned and productive, and as we add new sales representatives, we expect to increase sales and profitability from this distribution channel as sales growth is achieved with relatively fixed support costs.

•	Continued Growth Through Targeted Acquisitions. We believe that there will be, from time to time, opportunities to make acquisitions of complementary businesses. Through such businesses, we can leverage our existing marketing, distribution and production capabilities, expand our presence in the various retail distribution channels, further broaden and deepen our product lines and increase our penetration in international markets.

Retail Operations

•	Offer a Broad Selection of Merchandise. We will continue to provide customers with convenient one-stop shopping for party supplies by offering what we believe is one of the most extensive selections of party supplies available. The typical retail store offers a broad selection of Amscan, private label and other brand merchandise consisting of more than 15,000 active SKU’s.

•	Maintain Value Price Position. We will continue to use the aggregate buying power of over 950 company-owned and franchise stores, which allows us to offer a broad line of high quality merchandise at low prices. We believe we reinforce customers’ expectations of value through our advertising and marketing campaigns.

•	Store Layout and Product Selection. We’ve standardized our product assortment, and continually evaluate our aisle layouts, where appropriate, to allow customers to navigate the store more easily, and to provide increased availability of Amscan and other desired products.

•	Expand Network of Convenient Store Locations. Although we believe that our stores typically are destination shopping locations, we seek to maximize customer traffic and quickly build the visibility of new stores by situating our stores in high traffic areas. Site selection criteria include: population density, demographics, traffic counts, location of complementary retailers, storefront visibility and presence (either in a stand-alone building or in dominant strip shopping centers), competition, lease rates and accessible parking. We believe there are an extensive number of suitable domestic locations available for future stores, and we plan to open up over 10 new company-owned retail stores and anticipate that our franchisees will open between 5 and 10 franchise stores during 2008. In addition, we will continue our evaluation of the potential for growth through acquisition, and through temporary Halloween stores under the Halloween Costume Warehouse brand.

•	Provide Excellent Customer Service. We view the quality of our customers’ shopping experience as critical to our continued success, and we are committed to making shopping in our stores an enjoyable experience. For example, at Halloween, our most important selling season, each store significantly increases the number of sales associates. We hire and train qualified store managers and other personnel committed to serving our customers and compensate them based on performance measures in order to enhance the customer-service oriented culture in our stores.

•	Information Systems. In recent years our retail segment upgraded a number of its information systems which will allow us to continue to use technology to enhance our business practices. We are currently implementing software systems that will align all retail store POS systems and further automate the merchandise forecasting and planning functions.

Innovative Product Development and Design Capabilities

Our 120 person in-house design staff continuously develops fresh, innovative and contemporary product designs and concepts. Our continued investment in art and design results in a steady supply of fresh ideas and the creation of complex, unique ensembles that appeal to consumers. In 2007, we introduced approximately 3,000 new products and 60 new ensembles and also provided our retail stores and other customers with over 1,000 new private label products. Our proprietary designs and strength in developing new product programs at value prices help us keep our products differentiated from the competition.

Product Lines

The following table sets forth the principal products distributed by the Company at the wholesale level, by product line:

Metallic
Party Goods	Balloons	Stationery	Gift

Decorative and Solid Color Tableware Candles Cascades and Centerpieces Crepe Cutouts Flags and Banners Latex Balloons Novelty Gifts Party Favors Piñatas Scene Setters Wearables	Sing-A-Tune SuperShapes Bouquets 18 Inch Standard Weights	Baby and Wedding Memory Books Decorative Tissues Gift Wrap, Bows and Bags Invitations, Notes and Stationery Photograph Albums Ribbons Stickers and Confetti	Ceramic Giftware Decorative Candles Decorative Frames Mugs Plush Toys Wedding Accessories and Cake Tops

The percentage of net sales at wholesale for each product line for 2007, 2006 and 2005 are set forth in the following table:

	2007	2006	2005

Party Goods and Stationery	77%	71%	71%
Metallic Balloons	19	24	25
Gift	4	5	4

	100%	100%	100%

Our products span a wide range of lifestyle events from age-specific birthdays to theme parties and sporting events, as well as holidays such as Halloween and New Year’s. Approximately 75% of our net sales at wholesale consist of items designed for non-seasonal occasions, with the remaining 25% comprised of items used for holidays and seasonal celebrations throughout the year. Our product offerings cover the following:

Seasonal	Themes	Everyday

New Year’s Valentine’s Day St. Patrick’s Day Easter Passover Fourth of July Halloween Fall Thanksgiving Hanukkah Christmas	Bachelorette Casino Card Party Chinatown Cocktail Party Disco Fiesta Fifties Rock and Roll Hawaiian Luau Hollywood Mardi Gras Masquerade Patriotic Religious Sports Summer Barbeque Western	Birthdays Bridal/Baby Showers Graduations Weddings Anniversaries First Communions Confirmations Retirements Christenings Bar Mitzvahs

Manufactured Products

Our vertically integrated manufacturing capability ( i.e., our ability to perform each of the steps in the process of converting raw materials into our finished products) enables us to control costs, monitor product quality, manage inventory investment better and provide more efficient order fulfillment. We manufacture items generally representing approximately 50% of our net sales at wholesale. Our facilities in New York, Kentucky, Rhode Island, Minnesota and Mexico are highly automated and produce paper and plastic plates and cups, paper napkins, metallic balloons and other party and novelty items. State-of-the-art printing, forming, folding and packaging equipment support these manufacturing operations. Given our size and sales volume, we are generally able to operate our manufacturing equipment on the basis of at least two shifts per day thus lowering production costs per unit. In addition, we manufacture products for third parties, which allows us to maintain a satisfactory level of equipment utilization.

Purchased Products

We purchase products created and designed by us, generally representing approximately 50% of our net sales at wholesale, from independently-owned manufacturers, many of whom are located in Asia and with whom we have long-standing relationships. We have relationships of over 20 years with our two largest suppliers. Our business is not dependent upon any single source of supply for these products. Our sourcing office in Hong Kong is dedicated to broadening our supplier base and facilitating process development and quality control.

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

Wholesale Sales and Marketing

Our principal wholesale sales and marketing efforts are conducted through a domestic direct employee sales force of approximately 110 professionals servicing approximately 20,000 retail accounts. Included in this sales force are approximately 20 seasoned sales professionals who primarily service the party specialty retailer distribution channel and who, on average, have been affiliated with us for over 20 years. In addition to the employee sales team, a select group of manufacturers’ representatives handle specific account situations. Employees of subsidiaries outside the United States generally service international customers. Our Anagram subsidiary utilizes a group of approximately 30 independent distributors to bring its metallic balloons to the grocery, gift and floral markets, as well as to our party superstore and specialty retailer customers.

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

Wholesale Customers

Our wholesale customers include our company-owned retail stores, our franchisees, other party goods retailers, independent card and gift retailers and other distributors. We have also expanded our presence in the gift shop, supermarket and other smaller independent retail distribution channels. In the aggregate, we supply more than 40,000 retail outlets both domestically and internationally. In addition, to deepen our retail penetration at key European hypermarket and supermarket accounts, our future focus will include broadening our distribution network, increasing accessorization and customization of our products to local tastes and holidays.

We have a diverse wholesale customer base. Although our sales volume is concentrated with several important customers, generally party superstores, only Party City accounted for more than 10% of our net sales at wholesale for the three years ended December 31, 2007. For the year ended December 31, 2005, Party City’s final year of operation before being acquired by the Company, net sales to Party City’s corporate-owned and operated stores represented 13% of the Company’s net sales at wholesale. For the years ended December 31, 2007, 2006 and 2005, net sales to Party City’s franchise-owned and operated stores represented 22%, 15% and 13%, of the Company’s net sales at wholesale, respectively. Franchisees are financially independent and represent a diversified credit exposure.

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

Retail Merchandising

Our stores are designed to be fun and engaging and to create a compelling shopping experience for the consumer. Our Party City, Party America and Factory Card & Party Outlet stores range in size from 6,750 to 19,800 square feet with a typical store size between 8,000 and 12,000 square feet. Our Paper Factory Outlet stores range in size from 3,000 to 4,500 square feet. The stores are divided into various sections based upon product categories displayed to emphasize the breadth of merchandise available at a good value. In-store signage is used to emphasize our price-value position and make our stores easy to shop.

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

Retailer Suppliers

Amscan is the largest supplier to our retail operations, providing 47%, 25% and 20% of the merchandise purchased by our retail affiliates for the years ended December 31, 2007, 2006 and 2005, respectively. Hallmark Marketing Corp was the only other suppliers from whom our retail segment purchased at least 5%

of its merchandise, at 8%, 6% and 6% of retail purchases for the each of the years ended December 31, 2007, 2006, and 2005, respectively.

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

Retail Advertising and Marketing

Our advertising focuses on promoting specific seasonal occasions as well as general themes, with a strong emphasis on our price-value positioning. Historically, we have advertised primarily via the use of free-standing inserts in newspapers throughout our market areas. We utilize marketing techniques to supplement the inserts, including outdoor, direct mail, newspaper, television and radio advertising in selected markets, with the goal of increasing customer traffic and building our brand. We also place particular emphasis on highly targeted relationship marketing efforts. For example, we offer a Birthday Club program. In conjunction with our marketing efforts, we have a Party City website that communicates products, party ideas and promotional offers, and sell selected party supply merchandise through our Party America and Factory Card & Party Outlet websites.

Franchise Operations

As of December 31, 2007, we had 244 Party City and 39 Party America franchise stores throughout the United States and Puerto Rico. Stores run by franchisees utilize our format, design specifications, methods, standards, operating procedures, systems and trademarks.

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

As of December 31, 2007, we had 3 territory agreements with certain franchisees. These agreements grant the holder of the territory the right to open one or more stores within a stated time period.

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

We believe that our retail stores maintain a leading position in the party supply business by offering a wider breadth of merchandise than most competitors, greater selection within merchandise classes and low prices on most items in our stores. We believe that our significant buying power, which results from the size of our retail store network, is an important advantage.

Government Regulation

As a franchisor, we must comply with regulations adopted by the Federal Trade Commission, such as the Trade Regulation Rule on Franchising, which requires us, among other things, to furnish prospective franchisees with a franchise offering circular. We also must comply with a number of state laws that regulate the offer and sale of our franchises and certain substantive aspects of franchisor-franchisee relationships. These laws vary in their application and in their regulatory requirements. State laws that regulate the offer and sale of franchises typically require us to, among other things, register before the offer and sale of a franchise can be made in that state and to provide a franchise offering circular to prospective franchisees.

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

Our wholesale and retail segments must also comply with applicable regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals can delay and sometimes prevent the opening of a new store or shut down an existing store.

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

Copyrights and Trademarks

We own copyrights on the designs we create and use on our products and trademarks on the words and designs used on or in connection with our products. It is our practice to register our copyrights with the United States Copyright Office to the extent we deem reasonable. We do not believe that the loss of copyrights or trademarks with respect to any particular product or products would have a material adverse effect on our business. We hold approximately 95 licenses, allowing us to use various cartoon and other characters and designs principally on our metallic balloons. None of these licenses is individually material to our aggregate business.

We own and permit our franchisees to use a number of trademarks and service marks registered with the United States Patent and Trademark Office, including Party City®, The Discount Party Super Store®, Halloween Costume Warehouse®, Party America®, The Paper Factory®, The Factory Card & Party Outlet®, and Halloween USA® .

Information Systems

We continually evaluate and upgrade our information systems to enhance the quantity, quality and timeliness of information available to management and to improve the efficiency of our manufacturing and distribution facilities as well as our service at the store level. We implemented new merchandise replenishment software in 2006 to complement our distribution, planning and allocation processes. The system is intended to enhance the store replenishment function by improving in-stock positions, leveraging our distribution infrastructure and allowing us to become more effective in our use of store labor. Over the next twelve months, our Party City and Party America retail operations will be implementing new Point of Sale systems, and upgrading merchandising systems, to standardize technology across our chain.

Employees

As of December 31, 2007, the Company had approximately 5,555 full-time employees and 7,014 part-time employees, none of whom is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

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

Products we manufacture, primarily tableware and metallic balloons, generally represent approximately 50% of our net sales at wholesale. During the past three years, we have invested approximately $19.4 million in printing, fabrication, packaging and other manufacturing equipment, allowing us to increase productivity rates, thereby lowering labor and overhead as a percentage of manufacturing costs. We believe our ability to manufacture product representing approximately 50% of our sales enables us to lower production costs by optimizing production while minimizing inventory investment, to ensure product quality through rigid quality control procedures during production and to be responsive to our customers’ product design demands.

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

Key Vendors

While our retail divisions have historically purchased a significant portion of its other brand merchandise from a relatively small number of sources, we do not believe our retail business is dependent upon any single source of supply for these products. However, certain of these suppliers may control various product licenses for widely recognized images, such as cartoon or motion picture characters and the loss of such suppliers could materially adversely affect our future business, results of operations, financial condition and cash flow.

Many of our vendors currently provide us with incentives such as volume purchasing allowances and trade discounts. If our vendors were to reduce or discontinue these incentives, prices from our vendors could increase. Should we be unable to pass cost increases to consumers, our profitability would be reduced.

Additional Capital Requirements

Our management currently believes that the cash generated by operations, together with the borrowing availability under our credit agreements, will be sufficient to meet our working capital needs for the next twelve months, including investments made and expenses incurred in connection with technology to improve merchandising and distribution systems, support cost reduction initiatives, and improved efficiencies. However, if we are unable to generate sufficient cash from operations, we may be required to adopt one or more alternatives to raise cash, such as incurring indebtedness, selling our assets, seeking to raise additional equity capital or restructuring. If adequate financing is unavailable or is unavailable on acceptable terms, we may be unable to maintain, develop or enhance our operations, products and services, take advantage of future opportunities, service our current debt costs, or respond to competitive pressures.

Seasonal and Quarterly Fluctuations

Our retail business is subject to significant seasonal variations. Historically, our stores realized a significant portion of their revenues, net income and cash flow in the fourth quarter of the year, principally due to our Halloween sales in October and, to a lesser extent, due to our year-end holiday sales. We believe this general pattern will continue in the future. An economic downturn during this period could adversely affect us to a greater extent than if such downturn occurred at other times of the year. Our results of operations and cash flows may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings, store closings and timing of the potential disposition and acquisition of stores.

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

The Company maintains its corporate headquarters in Elmsford, New York and conducts its principal design, manufacturing and distribution operations at the following facilities:

Owned or Leased
Location	Principal Activity	Square Feet	(With Expiration Date)

Elmsford, New York	Executive offices, show rooms, design and art production of party products and decorations	119,555 square feet	Leased (expiration date: December 31, 2014)
Harriman, New York	Manufacture of paper napkins	75,000 square feet	Leased (expiration date: March 31, 2011)
Narragansett, Rhode Island	Manufacture and distribution of plastic plates, cups and bowls	277,689 square feet	Leased (expiration date: April 28, 2011)
Newburgh, New York	Manufacture of paper napkins and cups	53,000 square feet	Leased (expiration date: May 31, 2010)
Louisville, Kentucky	Manufacture and distribution of paper plates	189,000 square feet	Leased (expiration date: March 31, 2010)
Eden Prairie, Minnesota	Manufacture and distribution of balloons and accessories	15,324 square feet	Leased (expiration date: June 30, 2009)
Tijuana, Mexico	Manufacture and distribution of party products	25,000 square feet	Leased (expiration date: May 12, 2010)
Chester, New York(1)	Distribution of decorative party and gift products	896,000 square feet	Owned
Milton Keynes, Buckinghamshire, England	Distribution of party products throughout the United Kingdom and Europe	110,000 square feet	Leased (expiration date: June 30, 2017)
Edina, Minnesota	Distribution of balloons and accessories	122,312 square feet	Leased (expiration date: December 31, 2010)

(1)	Property is subject to a lien mortgage note in the original principal amount of $10.0 million with the New York State Job Development Authority. The lien mortgage note bears interest at a rate of 7.24%, subject to change under certain conditions. The mortgage note is for a term of 96 months and requires monthly payments based on a 180-month amortization period with a balloon payment upon maturity in January 2010. At December 31, 2007, the principal amount outstanding under the lien mortgage note is approximately $6.9 million.

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

We lease Party America’s 3,900 square feet corporate headquarters, located in Alameda, California. The lease expires December 31, 2008, with a one-year renewal option. We also lease a 26,000 square feet distribution center in San Leandro, California. The lease expires on May 21, 2010. Both leases contain escalation clauses and obligations for reimbursement of common area maintenance and real estate taxes.

Factory Card & Party Outlet leases a three story office building and 340,000 square-foot warehouse, located in Naperville, Illinois. The current lease expires in December 2018 and does not contain renewal options. The lease contains escalation clauses and obligations for reimbursement of common area maintenance and real estate taxes.

PCFG leases a 13,918 square foot office (which includes a 10,000 square foot storage facility) located in Atlanta, Georgia. The initial term expires in 2008, with one two-year renewal option. The lease includes obligations for reimbursement of common area maintenance and real estate taxes, and does not contain escalation clauses to base rent over the initial lease term.

As of December 31, 2007, there were 304 company-owned Party City stores (including 66 stores operated by PCFG), 184 company-owned Party America stores, and 185 company-owned Factory Card & Party Outlet stores open in the United States. We lease the property for all of our company-owned stores. Our Party City, Party America and Factory Card & Party Outlet stores range in size from 6,750 to 19,800 square feet, with a typical store size between 8,000 and 12,000 square feet. Our Paper Factory Outlet stores range in size from 3,000 to 4,500 square feet. We do not believe that any individual store property is material to our financial condition or results of operations. Of the leases for the company-owned stores, 73 expire in 2008, 150 expire in 2009, 101 expire in 2010, 68 expire in 2011 and the balance expire in 2012 or thereafter. We have options to extend most of these leases for a minimum of five years.

The following table shows the change in our retail network of stores for each of the years in the three-year period ended December 31, 2007.

	2007	2006	2005

Company-owned:
Stores open at beginning of year	630	662	662
Stores opened	6	13	14
Stores closed/sold	(28)	(45)	(14)
Stores acquired	65	0	0

Stores open at end of year	673	630	662
Franchise:
Stores open at beginning of year	324	315	318
Stores opened	22	16	11
Stores acquired	7	2	—
Stores closed/sold	(70)	(9)	(14)

Stores open at end of year	283	324	315

Total company-owned and franchise stores	956	954	977

As of December 31, 2007, Company and franchise-owned retail stores were located in the following states, Puerto Rico and Dubai:

	Company-		Chain-
State	Owned	Franchise	Wide

Alabama	4	7	11
Arizona	2	19	21
Arkansas	1	3	4
California	95	22	117
Colorado	17	6	23
Connecticut	5	3	8
Delaware	1	1	2
Florida	52	15	67
Georgia	29	1	30
Hawaii	0	1	1
Idaho	1	0	1
Illinois	69	0	69
Indiana	28	0	28
Iowa	11	1	12
Kansas	4	6	10
Kentucky	10	0	10
Louisiana	4	8	12
Maryland	19	13	32
Massachusetts	0	1	1
Michigan	34	1	35
Minnesota	8	23	31
Mississippi	3	3	6
Missouri	26	4	30
Montana	0	3	3
Nebraska	7	2	9
North Carolina	5	19	24
North Dakota	0	4	4
Nevada	5	2	7
New Hampshire	2	0	2
New Jersey	14	13	27
New Mexico	0	3	3
New York	45	16	61
Ohio	36	0	36
Oklahoma	3	0	3
Oregon	4	5	9
Pennsylvania	20	13	33
Rhode Island	0	2	2
South Carolina	4	6	10
South Dakota	0	3	3
Tennessee	10	11	21
Texas	33	22	55
Utah	6	0	6
Vermont	1	0	1
Virginia	14	10	24
Washington	19	2	21
West Virginia	2	0	2
Wisconsin	20	1	21
Wyoming	0	2	2
Puerto Rico	0	5	5
Dubai	0	1	1

Total	673	283	956

In 2007, the Company operated 116 temporary Halloween stores under the Halloween USA name. Under this program, we operate temporary stores under short-term leases with terms of approximately four months, to cover the early September through early November Halloween season.

We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We believe our existing manufacturing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. To the extent such capacity is not needed for the manufacture of our products, we generally use such capacity for the manufacture of products for others pursuant to terminable agreements. All manufacturing and distribution facilities generally are used on a basis of two shifts per day. We also believe that, upon the expiration of our current leases, we will be able either to secure renewal terms or to enter into leases for alternative locations at market terms.

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

As of the close of business on March 28, 2008, there were 119 holders of record of the Company’s common stock.

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

Issuer Purchases of Equity Securities

Under the terms of our stockholders’ agreement, we have an option to purchase all of the shares of common stock held by former management stockholders, as defined, and, under certain circumstances, former management stockholders can require us to purchase all of the shares held by them. The purchase price as prescribed in the stockholders’ agreements is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. During the year ended December 31, 2007, we purchased and retired 6.5 shares of redeemable common stock held by former management stockholders at an estimated fair value of $0.1 million.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2007, concerning our equity compensation plans (1);

	(a)	(b)	(c)
	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
	and Rights	and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	3,399.145	$11,700	81.000
Equity compensation plans not approved by security holders	—	—	—

Total	3,399.145	$11,700	81.000

(1)	See Note 15 to our consolidated financial statements included herein for a description of our equity incentive plan.

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data presented below as of and for the years December 31, 2007, 2006 and 2005, and the eight months ended December 31, 2004 and the four months ended April 30, 2004 (Predecessor) and as of and for the year ended December 31, 2003 (Predecessor), are derived from the consolidated financial statements of the Company. The Predecessor periods reflect financial reporting periods prior to March 26, 2004, when the Company signed an agreement providing for its merger with AAH Acquisition Corporation (“AAH Acquisition”), a wholly-owned subsidiary of AAH Holdings Corporation (“AAH”), a privately held corporation jointly controlled by funds affiliated with Berkshire Partners LLC and Weston Presidio (together the “Principal Investors”)(together with related financing transactions, the “2004 Transactions”). The consolidated financial statements as of and for the years ended December 31, 2007, 2006 and 2005 are included in this report under Item 8, “Financial Statements and Supplementary Data.” The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year	Year	Year	Eight Months	Four Months	Year
	Ended	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	April 30,	December 31,
	2007(1)	2006(2)	2005(3)	2004	2004	2003
	(Dollars in thousands)				(Predecessor)
Statement of Operations Data :
Revenues:
Net sales	$1,221,516	$993,342	$417,226	$265,556	$133,660	$402,816
Royalties and franchise fees	25,888	21,746	509	—	—	—

Total revenues	1,247,404	1,015,088	417,735	265,556	133,660	402,816
Expenses:
Cost of sales	777,586	676,527	281,632	178,210	88,247	269,125
Selling expenses	41,899	39,449	36,181	23,529	12,430	36,515
Retail operating expenses	191,423	126,224	1,824	—	—	—
Franchise expenses	12,883	13,009	779	—	—	—
General and administrative expenses	105,707	84,836	36,026	22,718	10,874	34,513
Art and development costs	12,149	10,338	8,941	6,713	3,332	9,395

Income from operations	105,757	64,705	52,352	34,386	7,020	52,261
Interest expense, net	54,590	54,887	31,907	19,124	8,384	26,368
Other (income) expense, net(4),(5),(6),(7)	18,214	(1,000)	3,224	882	31	(1,434)

Income (loss) before income taxes and minority interests	32,953	10,818	17,221	14,380	(1,395)	27,327
Income tax expense (benefit)	13,246	4,295	4,940	5,679	(551)	10,065
Minority interests	446	83	21	137	46	99

Net income (loss)	19,261	6,440	12,260	8,564	(890)	17,163
Dividend on redeemable convertible preferred stock	—	—	—	—	136	399

Net income (loss) applicable to common shares	$19,261	$6,440	$12,260	$8,564	$(1,026)	$16,764

	Year		Year		Year		Eight Months		Four Months		Year
	Ended		Ended		Ended		Ended		Ended		Ended
	December 31,		December 31,		December 31,		December 31,		April 30,		December 31,
	2007(1)		2006(2)		2005(3)		2004		2004		2003
	(Dollars in thousands)								(Predecessor)
Other Financial Data:
Capital expenditures, including assets under capital leases	36,648		40,376		17,051		7,910		3,757		12,668
Depreciation and amortization	38,093		38,619		18,602		9,519		5,296		16,119
Ratio of earnings to fixed charges(8)	1.4	x	1.1	x	1.5	x	1.7	x	0.9	x	1.9x

	December 31,				December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)				(Predecessor)
Balance Sheet Data:
Working capital	$108,374	$167,561	$157,139	$126,372	$120,559
Total assets(10)(11)(12)	1,498,843	1,217,371	1,118,947	647,266	382,102
Short-term obligations(9)	8,620	3,703	2,643	4,832	23,237
Long-term obligations(10)(11)(12)	584,336	558,372	561,567	384,993	272,272

Total obligations	$592,956	$562,075	$564,210	$389,825	$295,509

Redeemable convertible preferred stock(13)	—	—	—	—	7,045
Redeemable common securities(10)(14)(15)	$33,782	$9,343	$6,821	$3,705	$9,498
Stockholders’ equity (deficit) (10) (11) (12) (14)(15)	$375,586	$359,839	$320,810	$146,728	$(8,619)

(1)	Factory Card & Party Outlet and PCFG are included in the balance sheet data as of December 31, 2007, and the statement of income and other financial data from Party City Franchise Group Transaction date (November 2, 2007) and the Factory Card & Party Outlet Acquisition Date (November 16, 2007), respectively.

(2)	Party America is included in the balance sheet data beginning with December 31, 2006, and the statement of income and other financial data from the Party America Acquisition Date (September 29, 2006)

(3)	Party City is included in the balance sheet data beginning with December 31, 2005 and the statement of income and other financial data from the Party City Acquisition Date (December 23, 2005)

(4)	In connection with the refinancing of debt in May 2007, the Company recorded non-recurring expenses of $16.2 million, including $6.2 million of debt retirement costs, $6.3 million write off of defered finance costs , and a $3.7 million write-off of original issue discount associated with the repayment of debt.

(5)	In connection with the Party City Acquisition in December 2005 and the 2004 Transactions in April 2004, the Company recorded non-recurring expenses of $4.0 million and $11.8 million, respectively, including $6.2 million of debt retirement costs in 2004 and the write-off of $4.0 million and $5.6 million of deferred financing costs associated with the repayment of debt in 2005 and 2004, respectively.

(6)	During 2003, we incurred restructuring charges of $1.0 million, resulting from the consolidation of certain domestic and foreign distribution operations, and the integration of M&D Industries.

(7)	During 2004 and 2003, we sold common stock of a customer received in connection with the customer’s reorganization in bankruptcy, receiving net proceeds of approximately $0.07 million and $2.0 million and recognizing gains of approximately $0.05 million and $1.5 million, respectively.

(8)	For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes and minority interests plus fixed charges. Fixed charges consist of interest expense on all obligations, amortization of deferred financing costs and an estimate of the rental expense on operating leases representing that portion of rental expense deemed by the Company to be attributable to interest.

(9)	Short-term obligations consist primarily of borrowings under bank lines of credit and the current portion of long-term debt. At December 31, 2003, the current portion of long-term debt included $20.2 million of the Company’s then existing term loan which was paid in March 2004 as required based on the Company’s excess cash flows, as defined, for the year ended December 31, 2003.

(10)	Common stock issued to consummate the Party America Acquisition totaled $29.7 million. Cash also paid to consummate the acquisition included $1.1 million for transaction costs, and $12.6 million to repay Party America senior debt.

(11)	Cash paid to consummate the Party City Acquisition totaled $567.0 million. Financing for the acquisition, including the repayment of borrowings under the Company’s 2004 Senior Secured Credit Facility, was provided by: (i) the $166.4 million Equity Investment in the Company’s parent, AAH, (ii) the $325 million First Term Loan (net of an original issue discount of $3.25 million), (iii) the $60 million Second Term Loan (net of an original issue discount of $1.5 million) and (iv) cash on-hand of $20.4 million.

(12)	Cash paid to consummate the 2004 Transactions in April 2004 totaled $530.0 million and was financed with initial borrowings (before deducting deferred financing costs of $13.1 million) consisting of a $205.0 million term loan under a new senior secured credit facility, the proceeds from the issuance of $175.0 million of 8.75% senior subordinated notes due 2014, an equity contribution by the Principal Investors and employee stockholders of $140.5 million, borrowings under the revolver of $23.6 million and available cash on hand.

(13)	At December 31, 2003, 44.94 shares of our Predecessor Series A Redeemable Convertible 6% Preferred Stock were issued and outstanding. Each share of Series A Redeemable Convertible 6% Preferred Stock was convertible at the option of the holder at any time into shares of Common Stock, $0.10 par value, at a conversion rate of 1.0 share of Common Stock for each share of Series A Redeemable Convertible Preferred Stock, subject to adjustment under certain conditions. Upon completion of the 2004 Transactions, no shares of the Series A Redeemable Convertible Preferred Stock were outstanding.

(14)	Under the terms of the Predecessor’s amended and restated stockholders’ agreement, dated February 20, 2002 and the AAH stockholders’ agreement dated April 30, 2004, we have an option to purchase all of the shares of common stock held by former management stockholders, as defined, and, under certain circumstances, including death and disability, former management stockholders can require us to purchase all of the shares held by the former associates. The purchase price as prescribed in the stockholders’ agreements is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by us to all management stockholders based on fully paid and vested shares is classified as redeemable common securities

(15)	In connection with the 2004 Transactions, our Chief Executive Officer and our President exchanged 5.4945 and 2.7472 shares of Company Common Stock for 100 and 50 shares of AAH Common Stock with an equivalent value of $1.0 million and $0.5 million, respectively. In addition, our Chief Executive Officer and our President exchanged 5.607 and 2.804 vested options, respectively, to purchase shares of Company Common Stock, which had intrinsic values of $0.6 million and $0.3 million, respectively, for vested options to purchase 65.455 and 32.727 shares of AAH Common Stock under the new equity incentive plan with intrinsic values of $0.5 million and $0.2 million and estimated fair values of $0.6 million and $0.3 million, respectively. The fair value of the AAH options was included in the equity contribution related to the 2004 Transactions; however, as the AAH options are options to purchase redeemable common stock, their estimated redemption value is classified as redeemable common securities on the consolidated balance sheet.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

With the continued success of the party superstore distribution channel, party goods manufacturers, distributors and retailers have broadened their product offerings to support the celebration of a greater number of occasions. Our growth and the growth of the entire industry have been directly affected by these changes. In addition, our continued synergistic growth, following acquisition of retail operations beginning in December 2005, has been a significant factor to our financial growth.

To achieve further sales growth and expansion, our sales efforts are also focused on card and other independent retailers as well as the further penetration of key European hypermarket and supermarket accounts. We have expanded our gift lines, which encompass home, baby and wedding products for general gift giving or self-purchase, principally for the card and gift distribution channels. To deepen our retail penetration at key European hypermarket and supermarket accounts, we have strengthened our international management infrastructure and will focus on broadening our distribution network, increasing accessorization and customization of our products to local tastes and holidays.

Our wholesale revenues are generated from the sales of approximately 36,000 SKU’s consisting of party goods for all occasions, including paper and plastic tableware, accessories and novelties, metallic balloons, stationery and gift items. Tableware (e.g. plates, cups, cutlery, napkins and tablecovers) is our core product category, with coordinating accessories (e.g. , balloons, banners, gifts and stationery) and novelties ( e.g ., party favors) being offered to complement these tableware products. As a metallic balloon manufacturer, we have a strong presence in grocery, gift and floral distribution channels. With our retail segment, we operate 673 retail party superstores within the continental United States, and franchise individual store and franchise areas throughout the United States and Puerto Rico. At December 31, 2007, our network included 283 franchise stores. Our retail operations generate revenue primarily through the sale of more than 15,000 Amscan, private label and other brand SKU’s through our company-owned stores, and through the imposition of an initial one-time franchise fee and ongoing franchise royalty payments based on retail sales.

Results of Operations

The results of operations for the year ended December 31, 2007 include the results of PCFG for the period following its formation on November 2, 2007 and the results of Factory Card & Party Outlet for the period following its acquisition on November 16, 2007. In addition, the results of operations for the year ended December 31, 2006 include the results of Party America’s operations for the period following its acquisition on September 29, 2006. We’ve referenced where PCFG, Factory Card & Party Outlet, and Party America have affected the comparability of our results of operations.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Percentage of Total Revenues

	Twelve Months Ended
	December 31,
	2007	2006

Revenues:
Net sales	97.9%	97.9%
Royalties and franchise fees	2.1	2.1

Total revenues	100.0	100.0
Expenses:
Cost of sales	62.3	66.6
Selling expenses	3.4	3.9
Retail operating expenses	15.3	12.4
Franchise expenses	1.0	1.3
General and administrative expenses	8.5	8.4
Art and development costs	1.0	1.0

Total expenses	91.5	93.6

Income from operations	8.5	6.4
Interest expense, net	4.4	5.4
Other expense (income), net	1.5	(0.1)

Income (loss) before income taxes and minority interests	2.6	1.1
Income tax (benefit) expense	1.1	0.5
Minority interests	0.0	0.0

Net income (loss )	1.5%	0.6%

Total Revenues

The following table sets forth the Company’s total revenues for the years ended December 31, 2007 and 2006, respectively.

	Year Ended December 31,
	2007		2006
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue

Revenues
Sales
Wholesale	$626,476	50.2%	$508,486	50.1%
Eliminations	(173,143)	(13.9)	(75,952)	(7.5)

Net wholesale	453,333	36.3	432,534	42.6
Retail	768,183	61.6	560,808	55.2

Total net sales	1,221,516	97.9	993,342	97.9
Franchise related	25,888	2.1	21,746	2.1

Total revenues	$1,247,404	100.0%	$1,015,088	100.0%

Wholesale

Net sales, at wholesale, of $453.3 million were $20.8 million or 4.8% higher than sales for the year ended December 31, 2006. Net sales to party superstores totaled $154.3 million and were 50.5% higher than in 2006. The Company attributes the increase in sales to party superstores to synergistic growth, as the Company expands the number of product lines available to it’s retail franchisees and other party stores. Sales to independent card and gift stores also increased 6.7% to $57.9 million, principally the result of an expanded gift line. International sales totaled $80.0 million or 17.0% higher than in 2006. The Company attributes the increase in international sales to the strong demand for our party goods at European national accounts. Net sales of metallic balloons were $88.8 million, down 2.3% from 2006, as growth in metallic balloon sales was more than offset by lower flexible packaging sales.

Net sales to company-owned retail stores totaled $173.1 million or 128.0% higher than in 2006, and are eliminated in consolidation.

Retail

Net retail sales of company-owned stores for year ended December 31, 2007 were $768.1 million or 37.0% higher than net retail sales for the year ended December 31, 2006. The increase includes $113.6 million of sales generated by Party America stores from the beginning of the year through the one year anniversary (September 29, 2007) of the Party America Acquisition, $31.1 million of sales generated by Factory Card & Party Outlet during 2007, $19.1 million of sales generated by PCFG during 2007, and $28.6 million of sales generated by Gags & Games during 2007.

Same-store net retail sales for Party City stores during 2007 totaled $512.7 million or 6.3% higher than for 2006. Same-store net sales of seasonal and non-seasonal merchandise increased 3.7% and 7.6%, respectively. The increase in Party City net sales also reflects a 7.8% increase in the average net sale per retail transaction and a 1.4% decrease in customer count at our company-owned stores. Same-store net sales for Party America stores during 2007 decreased 0.5% as compared with 2006, with customer count down 2.6% and average transaction up 2.1%.

Royalties and franchise fees

Franchise related revenue for the year ended December 31, 2007, consisting of royalties and franchise fees, totaled $25.9 million or 16.9% higher than revenue for 2006. During 2007, twenty nine stores were either opened or acquired by franchisees, and fifteen franchise stores were closed or sold to our corporate retail store segment, as compared to sixteen store openings, two store acquisitions and nine store closings in 2006. In addition, the fifty five stores acquired from franchise owners by PCFG are considered corporate stores for financial reporting purposes. Accordingly, their post-acquisition royalties are eliminated in consolidation. Franchise stores reported same-store net sales of $577.7 million or an increase of 3.3% for the year ended December 31, 2007 when compared to the year ended December 31, 2006.

Gross Profit

The following table sets forth the Company’s consolidated gross profit on net sales for the years ended December 31, 2007 and 2006, respectively.

	Year Ended December 31,
	2007		2006
	Dollars in	% of Associated	Dollars in	% of Associated
	Thousands	Sales	Thousands	Sales

Net Wholesale	$134,540	29.7%	$121,836	28.2%
Net Retail	309,390	40.3	194,979	34.8

Total Gross Profit	$443,930	36.3%	$316,815	31.9%

The gross profit margin on net sales, at wholesale, for the year ended December 31, 2007 was 29.7% or 150 basis points higher than 2006. The increase in gross profit margin principally reflects improved product pricing and changes in product mix. Retail gross profit margin for 2007 of 40.3% was 550 basis points higher than gross profit margin for 2006, reflecting the recognition of previously deferred wholesale gross profit margin on product purchased from the Company’s wholesale affiliates, as well as favorable product pricing and product mix.

Operating expenses

Selling expenses of $41.9 million for 2007 were $2.5 million higher than 2006, consistent with the increase in sales, at wholesale, and also reflect increases in base compensation and employee benefits partially offset by a reduction in the size of our sales force. As a percent of total revenues, selling expenses were 3.4% for the year ended December 31, 2007 as compared to 3.9% for 2006.

Retail operating expenses of $191.4 million for 2007 were $65.2 million higher than 2006, and reflect $28.8 million of operating expenses related to Party America from the beginning of the year through the Party America Acquisition Anniversary date, $7.4 million of operating expenses related to Factory Card & Party Outlet for 2007, $6.6 million of operating expenses related to PCFG, and $7.7 million of operating expenses related to Gags & Games. Excluding the effects of these acquisitions, our retail operating expenses increased by $14.9 million, due to increased sales, and investments in payroll to support in-store programs and initiatives designed to improve the overall shopping experience. Franchise expenses for 2007 of $12.9 million were comparable to the expenses for 2006.

General and administrative expenses for 2007 were $105.7 million, increasing by $20.9 million over 2006. Excluding Party America (for the period from January 1, 2007 through the Party America Acquisition Anniversary date), Factory Card & Party Outlet, Gags & Games and PCFG, the expense increase was $3.9 million. As a percentage of total revenues, general and administrative expenses were 8.5% for 2007 against 8.4% for 2006. The increase in general and administrative expenses principally reflects higher base compensation and employee benefits, increased staffing in our Asian offices to support international growth, and higher stock-based compensation as a result of the issuance of additional common stock options in 2007.

Art and development costs of $12.1 million for the year ended December 31, 2007 were $1.8 million higher than costs for 2006. As a percentage of total revenues, art and development costs were 1.0% of total revenues for 2007 and 2006. The increase in art and development costs reflects the investment in new product development associated with our synergistic sales growth.

Interest expense, net

Interest expense, net, of $54.6 million for 2007 was $0.3 million lower than actual interest expense for the year ended December 31, 2006, reflecting reduced interest rates resulting from our 2007 debt refinancing, partially offset by higher average borrowings following the Party America Acquisition in September 2006, and the acquisitions of Factory Card & Party Outlet, PCFG and Gags & Games in 2007.

Other expense (income), net

Other expense (income), net of $18.2 million principally consists of debt retirement costs related to the refinancing of our term and revolving credit facilities during the second quarter of 2007, and a reserve recorded against an investment in a foreign subsidiary. It also includes derivative gains or losses, and our share of loss (income) in an unconsolidated joint venture. The undistributed loss (income) represents our share of the operations of a Mexican balloon distribution joint venture and includes the elimination of inter-company profit in the joint venture’s inventory at December 31, 2007 and 2006.

Income taxes

Income taxes for 2007 and 2006 were based upon the estimated consolidated effective income tax rates of 40.2% and 39.7% for the years ended December 31, 2007 and 2006, respectively. The increase in the rate is attributable to a non-deductible reserve recorded of an investment in a foreign subsidiary, partially offset by favorable tax treatment related to inventory contributions and foreign tax rates.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Percentage of Total Revenues

	Year Ended December 31,
			2005
	2006	2005	Pro Forma

Revenues:
Net sales	97.9%	99.9%	97.7%
Royalties and franchise fees	2.1	0.1	2.3

Total revenues	100.0	100.0	100.0
Expenses:
Cost of sales	66.6	67.4	66.0
Selling expenses	3.9	8.7	4.1
Retail operating expenses	12.4	0.4	13.1
Franchise expenses	1.3	0.2	1.5
General and administrative expenses	8.4	8.6	8.3
Art and development costs	1.0	2.1	1.0

Total expenses	93.6	87.4	94.1

Income from operations	6.4	12.6	5.9
Interest expense, net	5.4	7.6	5.8
Other income, net	(0.1)	0.9	(0.1)

Income before income taxes and minority interest	1.1	4.1	0.2
Income tax expense	0.5	1.2	0.1
Minority interest	—	—	—

Net income	0.6%	2.9%	0.1%

Total Revenues

The following table sets forth the Company’s total revenues for the years ended December 31, 2006 and 2005 and, on a pro forma basis, assuming the Party City Acquisition had occurred on January 1, 2005, for the year ended December 31, 2005, respectively.

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

Wholesale

Net sales, at wholesale, of $432.5 million were $45.3 million or 11.7% higher than the pro forma sales for the year ended December 31, 2005. Net sales to party superstores totaled $102.5 million and were 23.9% higher than in 2005. The Company attributes the increase in sales to party superstores to synergistic growth, as the Company expands the number of product lines available to Party City franchise and other stores. Sales to independent card and gift stores also increased by 12.2% to $54.4 million, principally the result of an expanded gift line. International sales totaled $68.4 million or 13.1% higher than in 2005. The Company attributes the increase in international sales to the favorable reception and increased demand for our 2006 ensemble designs and product lines. Net sales of metallic balloons were $90.9 million or 14.6% higher than in 2005, with the increase primarily attributable to the introduction of a new musical balloon line in the fourth quarter of 2005, strong retail demand for shaped and other specialty balloons and strong flexible packaging sales during 2006.

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

					Year Ended
	Year Ended		Year Ended		December 31, 2005
	December 31, 2006		December 31, 2005		Pro Forma
		% of		% of		% of
		Associated		Associated		Associated
	$	Net Sales	$	Net Sales	$	Net Sales

Gross profit:
Wholesale	$121,836	28.2%	$131,755	32.4%	$131,785	30.0%
Retail	194,979	34.8	4,007	34.1%	158,276	33.1

Total Gross Profit	$316,815	31.9%	$135,762	32.4%	$290,061	31.6%

The gross profit margin on net sales, at wholesale, for the year ended December 31, 2006 was 28.2% or 180 basis points lower than pro forma 2005. The reduction in margin is attributable to changes in product sales mix across the Company’s many product lines as well as higher raw material and manufacturing costs. Retail gross profit margin for 2006 of 34.8% was higher than gross profit margin, on a pro forma basis for 2005, by 170 basis points, reflecting the recognition of previously deferred wholesale gross profit margin on product purchased from the Company’s wholesale affiliates, partially offset by lower vendor rebates and discounts in the first half of 2006 and higher markdown activity during the third quarter of 2006.

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

Liquidity and Capital Resources

Capital Structure

On May 25, 2007, the Company, a wholly owned subsidiary of AAH Holdings Corporation (“AAH”), and AAH, entered into (i) a $375 million Term Loan Credit Agreement (the “Term Loan Credit Agreement”), and (ii) an ABL Credit Agreement (the “ABL Credit Agreement”) with a committed revolving credit facility in an aggregate principal amount of up to $200 million. The Company used the proceeds from these facilities to terminate the previously existing $410 million First Lien Credit and Guaranty Agreement and (ii) the $60 million Second Lien Credit and Guaranty Agreement (see Prior Capital Structure section below).

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

At December 31, 2007, the balance of the Term Loan was $372.2 million.

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

ABL Credit Agreement amendment

On November 2, 2007, the Company entered into an amendment to its ABL credit facility with AAH, certain subsidiaries of the Company, the lenders party thereto, Credit Suisse, as administrative agent, and Bank of America, N.A., as collateral agent (the “Amendment”). The Amendment increases the aggregate commitments of the lenders under the ABL credit facility by $50 million to $250 million. Borrowings under the ABL credit facility will continue to be subject to the borrowing base as provided for in the ABL credit agreement. In addition, the Amendment modifies the ABL credit facility by providing that the Company must maintain a Fixed Charge Coverage Ratio (as defined in the ABL credit agreement) of not less than 1.0 to 1.0 if it has less than $25 million of excess availability under the ABL credit facility. Prior to the amendment, the minimum threshold of excess availability for this purpose was $20 million.

Borrowings under the ABL Credit Agreement were $152.7 million, and outstanding standby letters of credit totaled $14.8 million at December 31, 2007.

Unrestricted Subsidiary Credit Agreement

On November 2, 2007, Party City Franchise Group, LLC (“PCFG”), an indirect subsidiary of the Company, entered into a Credit Agreement (the “PCFG Credit Agreement”), among PCFG, CIT Group/Business Credit, Inc., as Administrative Agent and Collateral Agent, Newstar Financial, Inc., as Syndication Agent, CIT Capital Securities LLC, as Sole Arranger, and the Lenders party thereto. PCFG and Party City Franchise Group Holdings, LLC (“Party City Holdings”), the sole member of PCFG and an indirect majority owned subsidiary of the Company, have been designated by the board of directors of the Company as “Unrestricted Subsidiaries” pursuant to the Company’s existing ABL and term loan credit facilities and the indenture governing the 8.75% senior subordinated notes and neither PCFG nor Party City Holdings will be guarantors of the Company’s existing credit facilities or indenture. PCFG’s credit facility described below is a stand alone facility for PCFG and is not guaranteed by the Company or its other subsidiaries. A description of the material terms of the Credit Agreement follows.

PCFG Credit Agreement

Pursuant to the Credit Agreement, PCFG borrowed $30 million in term loans and obtained a committed revolving credit facility in an aggregate principal amount of up to $20 million for working capital and general corporate purposes and the issuance of letters of credit (of up to $5 million at any time outstanding). The term loans and approximately $0.8 million from an initial revolving borrowing of $10.0 million were used to pay a portion of the purchase price of the acquisitions of retail stores from franchisees as described in Item 2.01.

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

Amortization

PCFG is required to repay installments on the term loans in quarterly principal amounts of $0.5 million beginning on December 31, 2007 and ending September 30, 2009, increasing to $0.75 million beginning on December 31, 2009 and ending September 30, 2012, with the remaining amount payable on the maturity date of November 1, 2012. There is no scheduled amortization for the revolving loans. The principal amount outstanding on the revolving loans under the Credit Agreement is due and payable in full on November 1, 2012.

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

At December 31, 2007, the balance of the PCFG Term Loan was $29.5 million. Borrowings under the PCFG Revolver were $0.5 million, and there were no outstanding standby letters of credit.

Prior Capital Structure

The First Lien Credit Agreement.  Our First Lien Credit Agreement consisted of (i) the $325 million First Term Loan and (ii) the $85 million First Term Revolver, which was available for working capital, general corporate purposes and the issuance of letters of credit. The First Term Loan was issued at a 1% or $3.25 million discount that is being amortized by the effective interest method over the term of the loan. The net proceeds of the First and Second Term Loans were used, together with the Equity Investment and cash on-hand, to (a) pay the cash portion of the purchase price of the Party City Acquisition, (b) repay the outstanding balances under the Company’s then existing term loan, (c) pay all other amounts payable as of the Party City Acquisition Date pursuant to the Party City Acquisition Agreement and (d) pay transaction costs.

The First Lien Credit Agreement provided for two interest rate options: (i) loans on which interest was payable quarterly at a Base Rate equal to the higher of (x) the Federal Funds rate plus 50 basis points or (y) the prime rate plus an applicable margin initially equal to 2.00% and subject to a downward adjustment based on improvements in the Company’s leverage ratio and (ii) loans on which interest accrues for one, two, three, six or, if generally available, nine or twelve month interest periods, at a rate of interest per annum equal to the reserve adjusted Eurodollar rate, plus an applicable margin initially equal to 3.00% per annum, subject to downward adjustment based on improvements in the leverage ratio. In addition to paying interest on outstanding principal under the First Term Loan and First Term Revolver, the Company was required to pay a commitment fee to the lenders under the First Term Loan Revolver based on the unutilized commitments there-under. The initial commitment fee rate is 0.50% per annum. The Company also paid customary letter of credit fees.

The Company was required to repay the First Term Loan in quarterly principal installment amounts of 0.25% of the funded total principal amount for the first six years and nine months, with the remaining principal balance payable on the seventh anniversary of the closing of the First Lien Credit Agreement. The First Term Loan Revolver was scheduled to expire on December 23, 2011. The obligations of the Company under the First Lien Credit Agreement were jointly and severally guaranteed by AAH and each wholly-owned domestic subsidiary of the Company. Each guarantor had secured its obligations under the guaranty by a first priority lien on substantially all of its assets.

At December 31, 2006, the balance of the First Term Loan was $319.8 million, borrowings under the First Term Loan Revolver were $4.9 million and outstanding standby letters of credit totaled $15.4 million.

The Second Lien Credit Agreement.  The Second Lien Credit Agreement consisted of the Second Term Loan of $60 million. The Second Term Loan was issued at a 2.5% or $1.5 million discount that was being amortized by the effective interest method over the term of the loan. The Second Lien Credit Agreement provided for two interest rate options: (i) loans on which interest was payable quarterly at a Base Rate equal to the higher of (x) the Federal Funds rate plus 50 basis points or (y) the prime rate plus an applicable margin equal to 4.00% and (ii) loans on which interest accrued for one, two, three, six or, if generally available, nine or twelve month interest periods at a rate of interest per annum equal to the reserve adjusted Eurodollar rate, plus an applicable margin initially equal to 5.00% per annum.

The Second Lien Credit Agreement was not subject to any mandatory sinking fund payments and was to be payable on the seventh anniversary of the closing of the Second Lien Credit Facility. The obligations of the Company under the Second Lien Credit Agreement were jointly and severally guaranteed by AAH and each wholly-owned domestic subsidiary of the Company. Each guarantor had secured its obligations under the guaranty by a second priority lien on substantially all of its assets.

Our prior credit facilities contained financial covenants and maintenance tests, including a minimum interest coverage test and a maximum total leverage test, and restrictive covenants, including restrictions on our ability to make capital expenditures or pay dividends. Borrowings under these facilities were secured by substantially all of our assets and the assets of some of our subsidiaries, and by a pledge of all of our domestic subsidiaries’ capital stock and a portion of our wholly owned foreign subsidiaries’ capital stock.

In connection with the Party City Acquisition on December 23, 2005 and the 2004 Transactions on April 30, 2004, the Company repaid term loans of $202.4 million and $147.7 million outstanding under the then existing senior secured credit facilities, respectively, and all commitments under these facilities were terminated.

At December 31, 2007, we have a $0.4 million Canadian dollar denominated revolving credit facility that bears interest at the Canadian prime rate plus 0.6% and expires in April 2008, and a 1.0 million British Pound Sterling denominated revolving credit facility that bears interest at the U.K. base rate plus 1.75% and expires on May 31, 2008. No borrowings were outstanding under these revolving credit facilities at December 31, 2007 or 2006. We expect to renew these revolving credit facilities upon expiration.

Long-term borrowings at December 31, 2007 include a mortgage note with the New York State Job Development Authority of $6.9 million which requires monthly payments based on a 180-month amortization period with a balloon payment upon maturity in January 2010. The mortgage note bears interest at the rate of 7.24%, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority’s confidential internal protocols. The mortgage note is collateralized by a distribution facility located in Chester, New York.

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

We have entered into various capital leases for machinery and equipment and automobiles with implicit interest rates ranging from 6.79% to 12.29% which extend to 2012. The Company has numerous non-cancelable operating leases for its retail store sites as well as several leases for offices, distribution and manufacturing facilities, showrooms and equipment. These leases expire on various dates through 2018 and generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance costs. In addition, in May 2006, the Company sold a warehouse located in Chester, New York and entered into a leaseback for the same warehouse under a one-year lease agreement. Net proceeds to the Company for the sale of the property were approximately $12.6 million and the total gain on the transaction was $2.7 million. Of the total gain, $2.1 million was recognized in 2006 under the caption other (income) expense, and $0.6 million was deferred, and recognized as income over the remainder of the one-year leaseback period. Additionally, $0.8 million of rent expense was recorded in 2006, and $0.6 million was recognized on a straight-line basis over the remainder of the lease in 2007.

Rent expense for the years ended December 31, 2007 and 2006 totaled $109.7 million and $82.1 million, respectively. Minimum lease payments currently required under non-cancelable operating leases for the year ending December 31, 2008, including Factory Card & Party Outlet and PCFG warehouse and corporate facilities and company-owned stores, approximate $119.2 million.

Restructuring costs associated with the Party City Acquisition of $3.6 million were accrued for as part of net assets acquired. To date, we have incurred $1.7 million in severance costs and $1.5 million in costs to shut down Party City’s distribution centers and liquidate Party City’s discontinued merchandise.

Estimated restructuring costs associated with the Party America Acquisition of $4.1 million were accrued for as part of net assets acquired. To date, we have incurred $0.2 million in severance costs and $1.8 million in costs to liquidate Party America’s discontinued merchandise.

Estimated restructuring costs associated with the Factory Card & Party Outlet Acquisition of $3.8 million were accrued for as part of net assets acquired.

Estimated restructuring costs associated with the Party City Franchise Group, LLC Transaction of $1.0 million were accrued for as part of net assets acquired.

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

Cash Flow Data — Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net cash provided by operating activities during the year ended December 31, 2007 totaled $9.6 million, as compared to $31.0 million for the year ended December 31, 2006. Net cash flow provided by operating activities before changes in operating assets and liabilities for the year ended December 31, 2007 and 2006, was $70.8 million and $46.0 million, respectively. Changes in operating assets and liabilities for the year ended December 31, 2007 and 2006 resulted in the use of cash of $61.2 million and $15.0 million, respectively. The increase in cash provided by operating activities during 2007 principally reflects cash generated from retail operations, partially offset by higher prepaid assets.

During the year ended December 31, 2007 and 2006, net cash used in investing activities totaled $133.4 million and $40.1 million, respectively. Investing activities for 2007 include our $73.6 million acquisition of Factory Card & Party Outlet, our $32.4 million, net, investments in PCFG, Gags & Games and other franchise store transactions, retail capital expenditures of $13.5 million and wholesale capital expenditures of $13.9 million. During the year ended December 31, 2006, the Company paid $13.7 million in connection with the acquisition of Party America, including $12.6 million to repay Party America’s long-term debt at closing, and also paid $0.9 million of professional and other fees associated with the December 2005 acquisition of Party City. During 2006, the Company invested $28.7 million in its wholesale operations, including expenditures in 2006 of $15.7 million, to expand its new distribution warehouse in Chester, New York. In addition, during 2006, the Company invested $11.6 million in its retail operations, which included leasehold improvements and furniture and fixtures for company-owned stores as well as the Company’s retail headquarters in Rockaway, New Jersey. The Company also received net proceeds from the sale of property, plant and equipment during 2006 of $14.9 million, principally from the sale-leaseback of a Chester, New York warehouse and the sale of several company-owned retail stores.

During the year ended December 31, 2007, net cash provided by financing activities was $134.6 million. Sources included (i) net borrowings under our revolving credit agreements of $152.7 million, principally used to acquire Factory Card & Party Outlet, PCFG, and Gags & Games, and (ii) capital contributions of $4.7 million. These sources were partially offset by a $10.0 million reduction of our term loan resulting from the refinancing, a $11.8 million cost to refinance current debt and retire prior debt, and scheduled payments on capital leases and other long-term obligations. During the year ended December 31, 2006, net cash provided by financing activities of $3.5 million included borrowings under the First Term Loan Revolver of $4.9 million used principally to pay down trade payables from seasonally higher year end balances, changes in other obligations of $0.2 million, and the proceeds from the sale of common stock to directors and certain employees, net of repurchases and retirements, of $1.8 million, partially offset by scheduled payments of $2.6 million on the First Term Loan and $0.8 million on capital leases and other long-term obligations.

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

Tabular Disclosure of Contractual Obligations

Our contractual obligations at December 31, 2007 are summarized by the year in which the payments are due in the following table (dollars in thousands):

	Total	2008	2009	2010	2011	2012	Thereafter

Long-term debt obligations(a)	$583,562	$6,318	$6,604	$12,453	$6,750	$23,000	$528,437
Capital lease obligations(a)	9,394	2,302	1,909	1,942	1,928	1,312	—
Operating lease obligations(b)	506,003	119,229	98,643	80,978	67,052	52,717	87,384
Merchandise purchase commitments(c)	89,900	23,152	21,338	22,150	23,260	—	—
Minimum product royalty obligations	17,944	2,353	5,287	4,202	4,001	1,101	1,000

Total contractual obligations	$1,206,803	$153,355	$133,781	$121,725	$102,991	$78,130	$616,821

(a)	See Note 8 to our Consolidated Financial Statements which are included in this report beginning on page F-2.

(b)	We are also an assignor with continuing lease liability for 21 stores sold to franchisees that expire through 2011. The assigned lease obligations continue until the applicable leases expire. The maximum amount of the assigned lease obligations may vary, but is limited to the sum of the total amount due under the lease. At December 31, 2007, the maximum amount of the assigned lease obligations was approximately $4.5 million and is not included in the table above.

The operating lease obligations included in the above table also do not include contingent rent based upon sales volume (which represented less than 1% of Party City’s minimum lease obligations in Fiscal 2007), or other variable costs such as maintenance, insurance and taxes.. See Note 17 to our Consolidated Financial Statements which are included in this report beginning on page F-2.

(c)	The company has certain purchase commitments with vendors requiring minimum purchase commitments through 2011.

At December 31, 2007 there were no non-cancelable purchase orders related to capital expenditures.

At December 31, 2007, there were $152.7 million of borrowings under our ABL Credit facility, and standby letters of credit totaling $14.8 million, and no borrowings or standby letters of credit under our PCFG Revolver. See Note 8 to our Consolidated Financial Statements which are included in this report beginning on page F-2.

Not included in the above table are $2.0 million of net potential cash obligations (excluding $0.3 million which statute lapsed after the balance sheet date) associated with unrecognized tax benefits due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations. Please refer to Note 16, “Income Taxes,” in the Notes to Consolidated Financial Statements for further information related to unrecognized tax benefits.

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

In connection with our acquisitions in 2007, the purchase price has been allocated based upon preliminary estimates of the fair value of the related net assets acquired at the respective acquisition date. The final valuation and allocations will be completed within one year of the respective acquisition dates, and will be subject to change when such valuations are completed. The Company does not expect the final allocation to be significantly different from the preliminary estimates currently reflected in the consolidated financial statements

In connection with the Party America Acquisition, the purchase price was allocated based, in part, upon independent valuations of the fair value of assets acquired at the Party America Acquisition Date.

Insurance accruals

Our consolidated balance sheet at December 31, 2007, includes significant liabilities with respect to self-insured workers’ compensation and general liability claims. We estimated the required liability of such claims utilizing an actuarial method based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). Adjustments to earnings resulting from changes in historical loss trends have been insignificant. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings.

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

Stock-Based Compensation

Prior to 2006, and effective with the consummation of the 2004 Transactions (see Note 1), the Company elected to apply the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 123”). SFAS 123 permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to apply the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees ,” which requires the recognition of compensation expense at the date of grant only if the current market price of the underlying stock exceeds the exercise price, and to provide pro forma net income disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. SFAS No. 148 provides alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation and amends the disclosure provisions of SFAS 123 (see Note 15).

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement will be effective for the Company beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 141R on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement will be effective for the Company beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial position, results of operations or cash flows.

“Safe Harbor” Statement under Private Securities Litigation Reform Act of 1995

This report includes “forward-looking statements” within the meaning of various provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, including any changes to operations, goals, expansion and growth of our business and operations, plans, references to future success and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. Actual results may differ materially from those discussed. Whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to (1) the concentration of sales by us to party superstores where the reduction of purchases by a small number of customers could materially reduce our sales and profitability, (2) the failure by us to anticipate changes in tastes and preferences of party goods retailers and consumers, (3) the introduction by us of new product lines, (4) the introduction of new products by our competitors, (5) the inability to increase prices to recover fully future increases in raw material prices, especially increases in prices of paper and petroleum-based resin, (6) the loss of key employees, (7) changes in general business conditions, (8) other factors which might be described from time to time in our filings with the Commission, and (9) other factors which are beyond our control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and the actual results or developments anticipated by us may not be realized or, even if substantially realized, may not have the expected consequences to or effects on our business or operations. Although we believe that we have the product offerings and resources needed for growth in revenues and margins, future revenue and margin trends cannot be reliably predicted. Changes in such trends may cause us to adjust our operations in the future. Because of the foregoing and other factors, recent trends should not be considered reliable indicators of future financial results. In addition, our highly leveraged nature may impair our ability to finance our future operations and capital needs and our flexibility to respond to changing business and economic conditions and business opportunities.

Quarterly Results (Unaudited)

Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines and wholesale customer base and increased promotional activities, the impact of seasonality on the quarterly results of our wholesale operations in recent years has been limited. Promotional activities, including special dating terms, particularly with respect to Halloween and Christmas products sold to retailers and other distributors in the third quarter, and the introduction of our new everyday products and designs during the fourth quarter result in higher accounts receivables and inventory balances and higher interest costs to support these balances. Our retail operations are subject to substantial seasonal variations. Historically, our retail stores have realized a significant portion of its net sales, net income and cash flow in the fourth quarter of the year, principally due to the sales in October for the Halloween season and, to a lesser extent, due to sales for end of year holidays. The operations of Party America are included in the Company’s 2006 results of operation for only the period from the Party America Acquisition Date through December 30, 2006.

Factory Card & Party Outlet’s results of operations for the six week period from the Factory Card & Party Outlet Acquisition Date through December 29, 2007, are included in the Company’s consolidated results of operations for the year ended December 31, 2007.

PCFG’s results of operations for the eight week period from the Party City Franchise Group Transaction Date (see “Party City Franchise Group Transaction” discussed below) through December 31, 2007, are included in the Company’s consolidated results of operations for the year ended December 31, 2007.

Party America’s results of operations for the three-month period from the Party America Acquisition Date through December 30, 2006, are included in the Company’s consolidated results of operations for the year ended December 31, 2006.

The following table sets forth our historical revenues, gross profit, income (loss) from operations and net income (loss), by quarter, for 2007 and 2006.

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands)

2007
Revenues:
Net sales	$243,529	273,424	277,564	426,999	(a)
Royalties and franchise fees	4,895	5,747	5,783	9,463	(a)
Gross profit	82,601	104,146	102,566	180,505	(a)
Income from operations	6,837	25,887	14,500	58,533	(a)
Net income (loss)	(4,402)	(2,458)	424	25,697	(a)
2006
Revenues:
Net sales	$204,183	$223,847	$220,514	$344,798	(b)
Royalties and franchise fees	4,157	4,886	4,505	8,198	(b)
Gross profit	59,673	71,529	68,636	138,723	(b)
Income from operations	1,202	12,244	5,311	45,948	(b),(c )
Net income (loss)	(7,157)	(9)	(5,675)	19,281	(b),(c )

(a)	The results of operations for 2007 include the results of Factory Card & Party Outlet for the period from the Factory Card & Party Outlet Acquisition date through December 29, 2007, and the results of PCFG for the period from the Party City Franchise Group Transaction Date through December 31, 2007.

(b)	The results of operations for 2006 include the results of Party America for the period from the Party America Acquisition date (September 29, 2006) through December 30, 2006.

(c)	The results of operations for the fourth quarter of 2006 include adjustments to decrease depreciation expense by $3,032, and increase rent expense by $2,898, representing the difference between the actual depreciation and amortization expense and rent expense, respectively, following the completion of purchase accounting for the Party City Acquisition.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we utilize interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the years ended December 31, 2007, 2006 and 2005, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes would have decreased, by $7.9 million, $7.6 million, and $4.3 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we (1) may not be able to achieve hedge effectiveness to qualify for hedge-accounting treatment and, therefore, would record any gain or loss on the fair value of the derivative in other income (expense) and (2) may not be able to hedge such risks completely or permanently. A uniform 10%

strengthening in the value of the dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $5.4 million, $4.6 million, and $4.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Item 8.	Financial Statements and Supplementary Data

See the consolidated financial statements and supplementary data listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure control procedures, as defined in Rules 13a-15(e) under the Securities Exchane Act of 1934 (the “Exchange Act”), designed to ensure that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on our evaluation, Amscan’s Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of December 31, 2007.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2007 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	Management’s Annual Report on Internal Control Over Financial Reporting

The management of Amscan is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d — 15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, Amscan’s Chief Executive Officer and Chief Financial officer, or persons performing similar functions, and effected by Amscan’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Amscan;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Amscan are being made only in accordance with authorizations of management and directors of Amscan; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Amscan’s assets that could have a material effect on the consolidated financial statements.

Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision ot the Company’s Chief Executive Officer and Chief Financial Officer, Management conducted an evaluation of the the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation performed, management concluded that its internal control over financial reporting, based on the COSO criteria, was effective, as of December 31, 2007.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Set forth below are the names, ages and positions with the Company of the persons who are serving as directors and executive officers of the Company at March 28, 2008.

Name	Age	Position

Gerald C. Rittenberg	56	Chief Executive Officer and Director
James M. Harrison	56	President, Chief Operating Officer and Director
Michael A. Correale	50	Chief Financial Officer
Robert J. Small	41	Chairman of the Board of Directors
Michael C. Ascione	36	Director
Michael F. Cronin	54	Director
Kevin M. Hayes	39	Director
Jordan A. Kahn	66	Director
Richard K. Lubin	61	Director
Carol M. Meyrowitz	54	Director
John R. Ranelli	61	Director

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

Michael C. Ascione joined Berkshire Partners LLC in 2001 and became a Managing Director in April 2006. He has worked closely with a number of Berkshire’s consumer products, retailing, manufacturing and business services companies. He currently serves on the Board of Directors at Bartlett Nuclear, Inc.

Michael F. Cronin became one of our directors upon the consummation of the 2004 Transactions. From 1991 to the present, Mr. Cronin has served as Managing Partner of Weston Presidio. Mr. Cronin also serves as a Director of Tekni-Plex, Inc. and several privately held companies.

Kevin M. Hayes became one of our directors upon the consummation of the 2004 Transactions. Mr. Hayes is a General Partner of Weston Presidio and has served in that position since 2000. From 1996 to 1999, he was a Principal at Weston Presidio. Mr. Hayes is also a director of Associated Materials Incorporated.

Jordan A. Kahn became a director on January 20, 2005. Mr. Kahn was the founder and Chairman of the Board of Directors of The Holmes Group and served as President and Chief Executive Officer of Holmes organization from 1982 through 2005. Since 1968, Mr. Kahn has also been Managing Director of Jordan Kahn Co., Inc., a manufacturer’s representative representing small electric personal appliance manufacturers to retailers across the Northeast.

Richard K. Lubin became one of our directors upon the consummation of the 2004 Transactions. Mr. Lubin is a Managing Director of Berkshire Partners LLC, which he co-founded in 1986. He has been a director of many of Berkshire Partners’ manufacturing, retailing and transportation investments and is a director of Electro-Motive Diesel.

Carol M. Meyrowitz became a director in August 2006. Ms. Meyrowitz is currently a Director and President and CEO of The TJX Companies, Inc., where she has had extensive management experience since 1983. Ms. Meyrowitz also serves as a Director for Staples, Inc. and is a member of the Board of Overseers for the Joslin Diabetes Center.

John R. Ranelli has been a director since January 20, 2005. Mr. Ranelli is currently Chief Executive Officer of Mikasa, Inc., a leading crystal and tableware company. Previously, he served as the Chairman of the Board and Chief Executive Officer of FGX, a brand leader in sunglasses and reading glasses. Mr. Ranelli has also served as a Director and the President and Chief Operating Officer of Deckers Outdoor Corporation and a Director of GNC, Inc. He held Executive Officer positions with the Stride Rite Corporation and Timberland.

Board of Directors

The Board of Directors is led by Robert J. Small, a Non-Executive Chairman of the Board, and is comprised of seven additional non-employee directors and two employee directors. The Board of Directors has determined that Jordan A. Kahn, Carol M. Meyrowitz and John R. Ranelli are independent directors, as used in Item 7(d)(iv) of Schedule 14A under the Securities Exchange Act.

The Board of Directors holds regularly scheduled meetings each quarter. In addition to the quarterly meetings, there are typically other scheduled and special meetings annually. At each quarterly meeting, time is set aside for the non-management directors to meet without management present.

Audit Committee

The Audit Committee of the Board of Directors consists of Michael F. Cronin, Chairman, Robert J. Small, John R. Ranelli and James M. Harrison. The Audit Committee is responsible for evaluating and recommending independent auditors, reviewing with the independent auditors the scope and results of the audit engagement and establishing and monitoring the Company’s financial policies and control procedures. There are two regularly scheduled meetings of the Audit Committee and typically other special meetings each year.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Because the Company’s common stock is not registered under the Exchange Act, none of the Company’s directors, officers or stockholders is obligated to file reports of beneficial ownership of Company common stock pursuant to Section 16 of the Securities Exchange Act.

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

Compensation Committee

The Compensation Committee of the Board of Directors consists of Richard K. Lubin, Chairman, Michael C. Ascione, Kevin M. Hayes, and Jordan A. Kahn. The Compensation Committee is responsible for setting and administering the Company’s policies that govern executive compensation and for establishing the compensation of the Company’s executive officers. The Compensation Committee is also responsible for the administration of, and grants under, the Company’s Equity Incentive Plan (as defined hereafter). The Compensation Committee met periodically in 2007, and all members of the Compensation Committee attended each meeting. Our Board of Directors determined that each of these directors is a non-employee director within the meaning of Section 16 of the Securities Exchange Act.

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

Compensation

The Chief Executive Officer evaluates the performance of all executive and senior officers against their established goals and objectives. Annually, the Chief Executive Officer and Chief Operating Officer use the results of these evaluations to determine compensation packages for executive and senior officers to be recommended for approval by the Compensation Committee. The Compensation Committee meets annually, usually in January, to evaluate the performance of the executive and senior officers, and to establish their base salaries, annual cash bonus and share-based incentive compensation to be effective in the first fiscal quarter of the current year. The Chief Executive Officer may request a meeting of the Compensation Committee at an interim date to review the compensation package of a named executive or other officer, as the result of unforeseen organizational or responsibility changes, including new hires that occur during the year.

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

Annual Cash Bonus Plan

Officers are eligible to receive cash bonuses based on the Company’s actual performance compared to budgeted amounts approved by the board of directors on an annual basis. The bonus program focuses on Adjusted EBITDA, as well as the accomplishment of individual goals. Adjusted EBITDA is a non-GAAP measure used internally and is measured by taking net income/(loss) from operations and adding back interest charges, income taxes, depreciation and amortization and adjustments for other non-cash or non-recurring transaction. Targets are approved by the Compensation Committee and Board of Directors on an annual basis.

Stock-based Incentive Program

The Company has adopted the AAH Holdings Corporation 2004 Equity Incentive Plan (the “Equity Incentive Plan”) under which the Company may grant incentive awards in the form of options to purchase shares of Company common stock and shares of restricted or unrestricted Company common stock to certain directors, officers, employees and consultants (“Participants”) of the Company and its affiliates. The Compensation Committee is authorized to make grants and various other decisions under the Equity Incentive Plan. Unless otherwise determined by the Compensation Committee, any Participant granted an award under the Equity Incentive Plan must become a party to, and agree to be bound by, the Company’s Stockholders’ Agreement.

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

At December 31, 2007, there are 3,479.6898 shares of Company common stock reserved for issuance under the Equity Incentive Plan, which may include restricted and unrestricted common stock awards and basic and performance incentive and nonqualified stock options. The Company’s common stock and stock options are nontransferable (except under certain limited circumstances). Common stock options issued under the plan are issued at the current fair market value on the date of grant. The grant dates for these stock options are the dates the Compensation Committee approves such awards. Common stock options generally vest 20% each year over a five-year period and, unless otherwise determined by the Compensation Committee, have a term of ten years. Upon a Participant’s death or when the Participant’s employment with the Company or the applicable affiliate of the Company is terminated for any reason, such Participant’s previously unvested stock options are forfeited and the Participant or his or her legal representative may, within 60 days (if termination of employment is for any reason other than death) or 90 days (in the case of the Participant’s death), exercise any previously vested Company stock options and in the case of performance options, within 30 days following the date value is determined as specified by the Board in the agreement evidencing the grant of such options.

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

Executive officers did not receive any other perquisites or other personal benefits or property in 2007.

Accounting and Tax Treatment

Accounting Treatment

The Company accounts for share-based payment awards in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-based Payment Awards,” which requires that all forms of share-based payments to employees, including but not limited to stock options, be treated as compensation expense and recognized in the Company’s consolidated statements of income over the vesting period.

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

Summary of Compensation

Summary Compensation Table

				Option	Other
Name and Principal Position	Year	Salary(a)	Bonus(b)	Awards(c)	Compensation(d)	Total

Gerald C, Rittenberg	2007	$825,000	$879,000	$346,200	$27,123	$2,077,323
Chief Executive Officer	2006	750,000	750,000	258,800	45,705	1,804,505
	2005	525,000	500,000	98,000	38,896	1,161,896
James M. Harrison	2007	$742,500	$791,100	$259,800	$24,715	$1,818,115
President and	2006	675,000	675,000	202,500	36,836	1,589,336
Chief Operating Officer	2005	472,500	450,000	65,000	34,879	1,022,379
Michael A. Correale	2007	$300,000	$128,000	$48,000	$33,303	$509,303
Chief Financial Officer	2006	257,700	100,000	40,300	35,365	433,365
	2005	208,000	125,000	8,600	33,245	374,845

(a)	Amounts include executive’s contribution to profit sharing plans

(b)	Represents amounts earned with respect to the years indicated, whether paid or accrued.

(c)	The dollar values shown reflect the compensation cost of the awards, before reflecting forfeitures, over the requisite service period, as described in SFAS No. 123(R) and SFAS No. 123, which we implemented January 1, 2006 and April 30, 2004, respectively. (See Grants of Plan Based Awards, below)

(d)	Represents contributions by the Company under a profit sharing and savings plan, insurance premiums paid by the Company with respect to term life insurance for the benefit of the named executive officer and automobile-related compensation.

Grants of Plan Based Awards

There were no option awards granted to the named officers in 2007. The amounts listed in the table reflect the fair value of option awards granted during 2006 and 2005:

		Number of
		Securities	Exercise Price	Grant Date
		Underlying	of Option	Fair Value of
Name	Grant Date	Options	Awards ($/Share)	Option Awards

Gerald C, Rittenberg	04/01/06	200	12,000	812,500
	04/01/05	456	10,000	523,000
James M. Harrison	04/01/06	180	12,000	731,000
	04/01/05	304	10,000	348,000
Michael A. Correale	04/01/06	45	12,000	183,000
	04/01/05	40	10,000	46,000

Potential Payments upon Change in Control

The employment contracts of Messrs. Rittenberg and Harrison and a severance agreement with Mr. Correale provide for severance benefits upon the involuntary termination of their employment in the event of change of control to help keep them focused on their work responsibilities during the uncertainty that accompanies a change in control, to provide benefits for a period of time after a change in control transaction and to help us attract and retain key talent. Under these agreements, Messrs. Rittenberg and Harrsion would receive a minimum of 12 months of compensation and up to 36 months compensation should the Company extend the term of their Restriction Period (as define hereafter, see Employment Arrangements) and Mr. Correale would receive 12 months of compensation.

Option Exercises

None of the named executive officers exercised any stock options in 2007.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2007 with respect to the named executive officers.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options No.	Options No.	Exercise	Expiration
Name	Exercisable	Unexercisable	Price ($/Share)	Date

Gerald C, Rittenberg	20.000	180.000	$12,000	4/1/2016
	133.200	322.800	10,000	4/1/2015
	65.455	—	2,500	4/30/2014
James M. Harrison	18.000	162.000	12,000	4/1/2016
	88.800	215.200	10,000	4/1/2015
	32.727	—	2,500	4/30/2014
Michael A. Correale	6.000	39.000	12,000	4/1/2016
	9.000	31.000	10,000	4/1/2015

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

The following table further summarizes the compensation paid to the independent directors for the year ended December 31, 2007.

Director Compensation

	Fees Earned or	Option
Name	Paid in Cash	Awards(a)	Total

Jordan A, Kahn	$28,500	$1,140	$29,640
Carol M. Meyrowitz	$28,500	$4,060	$32,560
John R. Ranelli	$28,500	$1,140	$29,640

(a)	The dollar values shown reflect the compensation cost of the awards, before reflecting forfeitures, over the requisite service period, as described in SFAS No. 123(R) and SFAS No 123, which we implemented January 1, 2006 and April 30, 2004, respectively.

The amounts listed in the table below reflect total stock options granted, and related fair value of option awards:

		Number of	Option
		Securities	Exercise	Grant Date
		Underlying	Price	Fair Value of
Name	Grant Date	Options	($/Share)	Option Awards

Jordan A, Kahn	4/1/2005	5	$10,000	$5,700
Carol M. Meyrowitz	6/9/2006	5	$12,000	$20,300
John R. Ranelli	4/1/2005	5	$10,000	$5,700

Directors who are also our employees receive no additional compensation for serving as a director.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Report of Compensation Committee on Executive Compensation

The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this Form 10-K.

Respectfully submitted,

Richard K. Lubin, Chairman
Michael C. Ascione
Kevin M. Hayes
Jordan A. Kahn

This Report shall not be deemed to be incorporated by reference by any general statement incorporating this report on Form 10-K into any filing under the Securities Act of 1933, as amended, and shall not otherwise be deemed filed under such statute.

Employment Arrangements

Employment Agreement with Gerald C. Rittenberg.  Gerald C. Rittenberg entered into an employment agreement with us, dated June 19, 2003, which is referred to as the Rittenberg Employment Agreement, pursuant to which Mr. Rittenberg will serve as our Chief Executive Officer through December 31, 2008. The term will be extended automatically for successive additional one-year periods, unless either we give Mr. Rittenberg, or Mr. Rittenberg gives us written notice of the intention not to extend the term. Such notices must be given no less than twelve months prior to the end of the term then in effect. During 2007, Mr. Rittenberg received an annual base salary of $0.9 million, which will increase per the terms of the Rittenberg Employment Agreement. Mr. Rittenberg will be eligible for an annual bonus for each calendar year if certain operational and financial targets are attained as determined by both our compensation committee and board of directors in consultation with Mr. Rittenberg. A discretionary bonus may be awarded in the sole discretion of our board of directors. The Rittenberg Employment Agreement also provides for other customary benefits including incentive, savings and retirement plans, paid vacation, health care and life insurance plans and expense reimbursement.

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

Employment Agreement with James M. Harrison.  James M. Harrison entered into an employment agreement with us, dated June 19, 2003, which is referred to as the Harrison Employment Agreement, pursuant to which Mr. Harrison would serve as our President through December 31, 2008. During 2007, Mr. Harrison received an annual base salary of $0.8 million, which will increase per the terms of the Harrison Employment Agreement. The Harrison Employment Agreement contains provisions for additional renewal terms, salary increases during additional terms, non-discretionary and discretionary bonus payments, severance, other benefits, definitions of cause and disability, and provisions for non-competition and non-solicitation similar to those in the Rittenberg Employment Agreement.

2004 Equity Incentive Plan

The Company has adopted the AAH Holdings Corporation 2004 Equity Incentive Plan (the “Equity Incentive Plan”) under which the Company may grant incentive awards in the form of options to purchase shares of Company Common Stock (“Company Stock Options”) and shares of restricted and unrestricted Company Common Stock to certain directors, officers, employees and consultants (“Participants”) of the Company and its affiliates. A committee of the Company’s board of directors (the “Committee”), or the board itself in the absence of a Committee, is authorized to make grants and various other decisions under the Equity Incentive Plan. Unless otherwise determined by the Committee, any Participant granted an award under the Equity Incentive Plan must become a party to, and agree to be bound by, the Stockholders’ Agreement.

Company Stock Option awards under the Equity Incentive Plan reserved for issuance total 3,479.6898 and may include incentive stock options, nonqualified stock options, or both types of Company Stock Options. Company Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Committee, have a term of ten years. Upon a Participant’s death or when the Participant’s employment with the Company or the applicable affiliate of the Company is terminated for any reason, such

Participant’s previously unvested Company Stock Options are forfeited and the Participant or his or her legal representative may, within 60 days (if termination of employment is for any reason other than death) or 90 days (in the case of the Participant’s death), exercise any previously vested Company Stock Options and in the case of performance based Options, within 30 days following the date value is determined as specified by the Board in the Option agreement evidencing the grant of such Options.

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

As of December 31, 2007, the issued and outstanding capital stock of AAH consisted of 30,436.9591 shares of common stock, par value $.01 per share. The number of shares of AAH common stock outstanding used in calculating the percentage for each listed person includes the shares of AAH common stock underlying the options beneficially owned by that person that are exercisable within 60 days following December 31, 2007. The stockholders agreement of AAH governs the stockholders’ exercise of their voting rights with respect to the election of directors and other material events. See “Certain Relationships and Related Transactions.”

The following table sets forth information with respect to the beneficial ownership of AAH common stock as of March 28, 2008 (i) by each person known by us to own beneficially more than 5% of such class of securities, (ii) by each director and named executive officer and (iii) by all directors and executive officers as a group. Unless otherwise noted, to our knowledge, each of such stockholders has sole voting and investment power as to the shares shown.

	Shares of
	Company	Percentage
	Common Stock	of Class
Name of Beneficial Owner	Beneficially Owned	Outstanding

Berkshire Partners LLC(1)	18,081.15	59.41%
Weston Presidio(2)	9,040.57	29.70%
GB Retail Funding LLC(3)	1,490.63	4.90%
Michael C. Ascione(4)†	18,081.15	59.41%
Michael A. Correale(5)††	36.77	*
Michael F. Cronin(6)†	9,040.57	29.70%
James M. Harrison(7)†, ††	261.86	*
Kevin M. Hayes(6)†	9,040.57	29.70%
Jordan A. Kahn(8) †	93.17	*
Richard K. Lubin(4)†	18,081.15	59.41%
Carol M. Meyrowitz(10) †	42.17	*
John R. Ranelli(11) †	43.90	*
Gerald C. Rittenberg(9)†, ††	478.65	1.56%
Robert J. Small(4)†	18,081.15	59.41%
All directors and executive officers as a group (11 persons)	28,078.24	92.25%

*	Less than 1%

†	Director

††	Named Executive Officer

(1)	Consists of (i) 4,118.3209 shares of common stock owned by Berkshire Fund V, Limited Partnership, (ii) 13,371.3235 shares of common stock owned by Berkshire Fund VI, Limited Partnership, (iii) 31.4740 shares of common stock owned by Berkshire Investors III LLC and (iv) 560.0299 shares of common stock owned by Berkshire Investors LLC. The address of Berkshire Partners LLC is One Boston Place, Suite 3300, Boston, Massachusetts 02108.

(2)	Consists of (i) 8,899.6993 shares of common stock owned by Weston Presidio Capital IV, L.P. and (ii) 140.8750 shares of common stock owned by WPC Entrepreneur Fund II, L.P. The address of Weston Presidio is 200 Clarendon Street, 50th Floor, Boston, Massachusetts 02116.

(3)	Consists of (i) 161.4035 shares of common stock owned by GB Retail Funding LLC and (ii) 1,329.2250 shares owned by GB Holdings I, LLC.

(4)	Mr. Ascione, Mr. Lubin and Mr. Small are Managing Directors of Berkshire Partners LLC. Mr. Lubin and Mr. Small each disclaims beneficial ownership of the shares held by Berkshire Partners LLC, except to the extent of his pecuniary interest therein. Their addresses are One Boston Place, Suite 3300, Boston, Massachusetts 02108.

(5)	Includes 15.000 shares which could be acquired by Mr. Correale within 60 days upon exercise of options.

(6)	Mr. Cronin is a Managing Partner of Weston Presidio and Mr. Hayes is a General Partner of Weston Presidio. Mr. Cronin and Mr. Hayes each disclaims beneficial ownership of the shares held by Weston Presidio, except to the extent of his pecuniary interest therein. Their addresses are 200 Clarendon Street, 50th Floor, Boston, Massachusetts 02116.

(7)	Includes 139.527 shares which could be acquired by Mr. Harrison within 60 days upon exercise of options.

(8)	Includes 1.500 shares which could be acquired by Mr. Kahn within 60 days upon exercise of options.

(9)	Includes 218.655 shares which could be acquired by Mr. Rittenberg within 60 days upon exercise of options.

(10)	Includes 0.500 shares which could be acquired by Ms. Meyrowitz within 60 days upon exercise of options.

(11)	Includes 0.900 shares which could be acquired by Mr. Ranelli within 60 days upon exercise of options.

Stockholders Agreement

The Company maintains a stockholders’ agreement with the Principal Investors, other investors and certain employees of the Company listed as parties thereto (the “Stockholders’ Agreement”). The following discussion summarizes the terms of the Stockholders’ Agreement, as amended, which the Company believes are material to an investor in the debt or equity securities of the Company. The Stockholders’ Agreement provides, among other things, for (i) the right of the non-principal investors to participate in, and the right of the Principal Investors to require the non-principal investors to participate in, certain sales of the Company’s common stock by the Principal Investors, ( ii) prior to an initial public offering of the stock of the Company (as defined in the Stockholders’ Agreement), certain rights of the Company to purchase, and certain rights of the non-principal investors to require the Company to purchase (except in the case of termination of employment by such non-principal investors) all, but not less than all, of the shares of the Company’s common stock owned by a non-principal investor upon the termination of employment or death of such non-principal investor, at prices determined in accordance with the Stockholders’ Agreement and (iii) certain additional restrictions on the rights of the non-principal investors to transfer shares of the Company’s common stock. The Stockholders’ Agreement also contains certain provisions granting the Principal Investors and the non-principal investors certain rights in connection with registrations of the Company’s common stock in certain offerings and provides for indemnification and certain other rights, restrictions and obligations in connection with such registrations.

For information concerning our equity compensation plans, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 13.	Certain Relationships and Related Transactions

The Company executed a management agreement with Berkshire Partners LLC and Weston Presidio, pursuant to which Berkshire Partners LLC and Weston Presidio will be paid annual management fees of $833,000 and $417,000, respectively. At December 31, 2007, accrued management fees payable to Berkshire Partners LLC and Weston Presidio totaled $139,000 and $69,000, respectively. Although the indenture governing the 8.75% senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.

Item 14.	Principal Accountant Fees and Services

Audit Fees

Fees for audit services totaled $1.9 million and $1.7 million for the years ended December 31, 2007 and 2006, respectively. These fees included the audit of the consolidated financial statements; reviews of financial statements included in the Company’s Quarterly Reports on Form 10-Q; assistance with SEC filings, including comfort letters, consents and comment letters; and accounting consultations on matters addressed during the audit or interim reviews.

Audit-Related Fees

Fees for audit-related services totaled $0.5 million and $0.3 million for years ended December 31, 2007 and 2006, respectively. Such fees related to the audits of the Company’s employee benefit plans; due diligence services; statutory audits incremental to the audit of the consolidated financial statements; and general assistance with implementation of the requirements of SEC rules pursuant to the Sarbanes-Oxley Act of 2002.

Tax Fees

Fees for tax services, including tax compliance, tax advice and tax planning, totaled $0.5 million and $0.3 million for the years ended December 31, 2007 and 2006, respectively.

All Other Fees

All other fees totaled $3,500 for each of the years ended December 31, 2007 and 2006, respectively, and related to a subscription to the Ernst & Young Global Accounting and Auditing Information Tool.

The Company’s Audit Committee appoints the independent registered public accounting firm and pre-approves the fee arrangements with respect to the above accounting fees and services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. and 2. Financial Statements and Schedule.

See Index to Consolidated Financial Statements and Financial Statement Schedule which appears on page F-1 herein.

3. Exhibits

Exhibit
Number	Description

2	Press release, dated as of November 8, 2007, issued by AAH Holdings Corporations (incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K dated November 8, 2007)
2	Agreement and Plan of Merger dated September 17, 2007, by and between Amscan Holdings, Inc., Amscan Acquisition, Inc. and Factory Card & Party Outlet Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 18, 2007).
2	Press release, dated as of September 29, 2006, jointly issued by AAH Holdings Corporations and Gordon Brothers Group, LLC (incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K dated September 29, 2006)
2	Party City Acquisition Merger Agreement, dated as of September 26, 2005 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 27, 2005)
3(1)	Certificate of Incorporation of Amscan Holdings, Inc., dated October 3, 1996, as amended to March 30, 2001 (incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 000-21827))
3(2)	Amended By-Laws of Amscan Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-45457))
3(3)	Amended Articles of Incorporation of Anagram International, Inc. (incorporated by reference to Exhibit 3(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
3(4)	By-Laws of Anagram International, Inc. (incorporated by reference to Exhibit 3(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
3(5)	Articles of Incorporation of Anagram International Holdings, Inc. (incorporated by reference to Exhibit 3(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
3(6)	By-Laws of Anagram International Holdings, Inc. (incorporated by reference to Exhibit 3(4) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
3(7)	Articles of Organization of Anagram International, LLC (incorporated by reference to Exhibit 3(5) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
3(8)	Operating Agreement of Anagram International, LLC (incorporated by reference to Exhibit 3(6) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
3(9)	Certificate of Formation of Anagram Eden Prairie Property Holdings LLC (incorporated by reference to Exhibit 3(7) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
3(10)	Plan of Merger of Am-Source, Inc. into Am-Source, LLC dated February 28, 2000 and Articles of Organization of Am-Source, LLC. (incorporated by reference to Exhibit 3(8) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
3(11)	Operating Agreement of Am-Source, LLC. (incorporated by reference to Exhibit 3(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

Exhibit
Number	Description

3(12)	Certificate of Incorporation of M&D Industries, Inc. (incorporated by reference to Exhibit 3(10) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
3(13)	By-Laws of M&D Industries, Inc. (incorporated by reference to Exhibit 3(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
4(1)	Indenture, dated as of April 30, 2004, by and among the Company, the Guarantors named therein and The Bank of New York with respect to the 8.75% Senior Subordinated Notes due 2014. (incorporated by reference to Exhibit 4(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
4(2)	First Supplemental Indenture, dated as of June 21, 2004 by and among the Company, the Guarantors named therein and The Bank of New York with respect to the 8.75% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
4(3)	Exchange and Registration Rights Agreement dated April 30, 2004 by and among the Company, the Guarantors named therein and Goldman, Sachs & Co. and Credit Suisse First Boston LLC. (incorporated by reference to Exhibit 4(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
10(1)	Credit and Guaranty Agreement, dated as of April 30, 2004, by and among AAH Holdings Corporation, Amscan Holdings, Inc., certain subsidiaries of Amscan Holdings, Inc., Goldman Sachs Credit Partners, L.P., as Joint Lead Arranger, Joint Bookrunner and Co-Syndication Agent, General Electric Capital Corporation, as Administrative Agent and Collateral Agent, and J.P. Morgan Securities Inc., as Joint Lead Arranger, Joint Bookrunner and Co-Syndication Agent. (incorporated by reference to Exhibit 10(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
10(2)	Counterpart Agreement, dated as of July 16, 2004, of Anagram International, LLC to the Credit and Guaranty Agreement (incorporated by reference to Exhibit 10(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
10(3)	Purchase Agreement dated April 27, 2004 by and among AAH Holdings Corporation, Amscan Holdings, Inc., the Guarantors named therein and Goldman, Sachs & Co. and Credit Suisse First Boston LLC. (incorporated by reference to Exhibit 10(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
10(4)	Stockholders’ Agreement of AAH Holdings Corporation dated as of April 30, 2004 (incorporated by reference to Exhibit 10(4) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
10(5)	Amendment No. 1 to the Stockholders’ Agreement of AAH Holdings Corporation dated as of May 24, 2004 (incorporated by reference to Exhibit 10(5) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
10(6)	Amendment No. 2 to the Stockholder’s Agreement of AAH Holdings Corporation dated as of December 21, 2005 (incorporated by reference to Exhibit 10-1 to the Registrant’s Current Report on Form 8-K dated October 5, 2006 (Commission File No. 000-21827))
10(7)	Amendment No. 3 to the Stockholder’s Agreement of AAH Holdings Corporation dated as of September 29, 2006 (incorporated by reference to Exhibit 10-1 to the Registrant’s Current Report on Form 8-K dated October 5, 2006 (Commission File No. 000-21827))
10(8)	2004 Equity Incentive Plan of AAH Holdings Corporation (incorporated by reference to Exhibit 10(6) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))
10(9)	Stock Purchase Agreement, dated as of August 6, 1998, by and among Amscan Holdings, Inc. and certain stockholders of Anagram International, Inc. and certain related companies (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 8-K dated August 6, 1998 (Commission File No. 000-21827))

Exhibit
Number	Description

10(10)	Tax Indemnification Agreement between Amscan Holdings, Inc., and John A. Svenningsen, dated as of December 18, 1996 (incorporated by reference to Exhibit 10(j) to the Registrant’s 1996 Annual Report on Form 10-K (Commission File No. 000-21827))
10(11)	Tax Indemnification Agreement between Amscan Holdings, Inc., Christine Svenningsen and the Estate of John A. Svenningsen, dated as of August 10, 1997 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-40235))
10(12)	The MetLife Capital Corporation Master Lease Purchase Agreement between MetLife Capital Corporation and Amscan Inc., Deco Paper Products, Inc., Kookaburra USA Ltd., and Trisar, Inc., dated November 21, 1991, as amended (incorporated by reference to Exhibit 10(n) to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-14107))
10(13)	Form of Indemnification Agreement between the Company and each of the directors of the Company (incorporated by reference to Exhibit 10(o) to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-14107))
10(14)	Employment Agreement, dated as of June 19, 2003, by and among the Company and Gerald C. Rittenberg (incorporated by reference to Exhibit 10(b) to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2003 (Commission File No. 000-21827))
10(15)	Employment Agreement, dated as of June 19, 2003, by and among the Company and James M. Harrison (incorporated by reference to Exhibit 10(c) to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2003 (Commission File No. 000-21827))
10(16)	Agreement and Plan of Merger, dated as of March 26, 2004, by and among Amscan Holdings, Inc., AAH Holdings Corporation and AAH Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 29, 2004 (Commission File No. 000-21827))
10(17)	Form of Support Agreement, dated as of March 26, 2004, by and among AAH Holdings Corporation and Stockholder (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated March 29, 2004 (Commission File No. 000-21827))
11	Statement re: computation of ratio of earnings to fixed charges
14	Code of Business Conduct (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 000-21827))
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90404))
23	Consent of Ernst & Young LLP
31.1	Certification by Chief Executive Officer Pursuant to Rule 15d-14(a)
31.2	Certification by Chief Financial Officer Pursuant to Rule 15d-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

The Company will not send to its security holders an annual report for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSCAN HOLDINGS, INC.

By:	/s/ Michael A. Correale
Michael A. Correale
Chief Financial Officer
(on behalf of the Company and
as principal financial officer)

Date: March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Small Robert J. Small	Chairman of the Board of Directors	March 28, 2008

/s/ Michael C. Ascione Michael C. Ascione	Director	March 28, 2008

/s/ Michael F. Cronin Michael F. Cronin	Director	March 28, 2008

/s/ Kevin M. Hayes Kevin M. Hayes	Director	March 28, 2008

/s/ Jordan A. Kahn Jordan A. Kahn	Director	March 28, 2008

/s/ Richard K. Lubin Richard K. Lubin	Director	March 28, 2008

/s/ Carol M. Meyrowitz Carol M. Meyrowitz	Director	March 28, 2008

/s/ John R. Ranelli John R. Ranelli	Director	March 28, 2008

/s/ Gerald C. Rittenberg Gerald C. Rittenberg	Chief Executive Officer and Director	March 28, 2008

/s/ James M. Harrison James M. Harrison	President, Chief Operating Officer and Director	March 28, 2008

/s/ Michael A. Correale Michael A. Correale	Chief Financial Officer	March 28, 2008

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

We have audited the accompanying consolidated balance sheet of Amscan Holdings, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ (deficit) equity, and cash flows for the years ended December 31, 2007, 2006 and 2005. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a). The consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amscan Holdings, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years ended December 31, 2007, 2006 and 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP

New York, NY
March 28, 2008

AMSCAN HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$17,274	$4,966
Accounts receivable, net of allowances	98,425	95,470
Inventories, net of allowances	319,621	227,450
Prepaid expenses and other current assets	62,046	35,700

Total current assets	497,366	363,586
Property, plant and equipment, net	174,198	155,443
Goodwill	558,943	476,704
Trade names	186,187	143,000
Other intangible assets, net	42,526	47,407
Other assets, net	39,625	31,231

Total assets	$1,498,845	$1,217,371

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$153,170	$4,930
Accounts payable	120,293	110,429
Accrued expenses	94,328	68,089
Income taxes payable	12,581	8,874
Current portion of long-term obligations	8,620	3,703

Total current liabilities	388,992	196,025
Long-term obligations, excluding current portion	584,336	558,372
Deferred income tax liabilities	94,360	83,592
Deferred rent and other long-term liabilities	21,789	10,199

Total liabilities	1,089,477	848,188
Redeemable common securities	33,782	9,343
Commitments and contingencies
Stockholders’ equity:
Common Stock ($0.01 par value; 40,000.00 shares authorized; 30,436.96 and 30,100.75 shares issued and outstanding at December 31, 2007 and December 31, 2006 respectively.)	—	—
Additional paid-in capital	326,741	331,113
Retained earnings	46,494	27,264
Accumulated other comprehensive income	2,351	1,463

Total stockholders’ equity	375,586	359,840

Total liabilities, redeemable common securities and stockholders’ equity	$1,498,845	$1,217,371

See accompanying notes to consolidated financial statements.

AMSCAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Revenues:
Net sales	$1,221,516	$993,342	$417,226
Royalties and franchise fees	25,888	21,746	509

Total revenues	1,247,404	1,015,088	417,735
Expenses:
Cost of sales	777,586	676,527	281,632
Selling expenses	41,899	39,449	36,181
Retail operating expenses	191,423	126,224	1,824
Franchise expenses	12,883	13,009	779
General and administrative expenses	105,707	84,836	36,026
Art and development costs	12,149	10,338	8,941

Total expenses	1,141,647	950,384	365,383

Income (loss) from operations	105,757	64,705	52,352
Interest expense, net	54,590	54,887	31,907
Other (income) expense, net	18,214	(1,000)	3,224

Income (loss) before income taxes and minority interests	32,953	10,818	17,221
Income tax (benefit) expense	13,246	4,295	4,940
Minority interests	446	83	21

Net income (loss)	$19,261	$6,440	$12,260

See accompanying notes to consolidated financial statements.

AMSCAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2005, 2006 and 2007

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total
	(Dollars in thousands, except per share amounts)

Balance at December 31, 2004	13,962.38	—	$136,819	$8,564	$1,345	$146,728
Net income				12,260		12,260
Net change in cumulative translation adjustment					(2,699)	(2,699)
Reclassification adjustment for terminated interest rate swap and foreign exchange contracts, net of taxes					357	357
Comprehensive income						9,918
Issuances of shares of common stock	62.00		624			624
Issuances of shares of common stock in connection with the Party City Acquisition	13,868.75		166,425			166,425
Purchase and retirement of redeemable Common Stock held by a former employee	(10.40)
Reclassification of common stock to redeemable common securities			(3,220)			(3,220)
Stock option compensation expense			335			335

Balance at December 31, 2005	27,882.73	—	300,983	20,824	(997)	320,810
Net income				6,440		6,440
Net change in cumulative translation adjustment					2,446	2,446
Change in fair value of interest rate swap and foreign exchange contracts, net of taxes					14	14
Comprehensive income						8,900
Issuances of shares of common stock	154.66		1,899			1,899
Issuances of shares of common stock in connection with the Party America Acquisition	2,071.36		29,517			29,517
Rollover options issued in connection with the Party America Acquisitions			142			142
Purchase and retirement of redeemable common stock held by a former employee	(8.00)		(114)			(114)
Reclassification of common stock to redeemable common securities			(2,522)			(2,522)
Stock option compensation expense			1,208			1208

Balance at December 31, 2006	30,100.75	$—	$331,113	$27,264	$1,463	$359,840
Net income (loss)				19,261		19,261
Cumulative change from adoption of FIN 48 (see Note 5)				(31)		(31)
Net change in cumulative translation adjustment					1,633	1,633
Change in fair value of interest rate swap contracts, net of income tax benefit					(514)	(514)
Change in fair value of foreign exchange contracts, net of income tax benefit					(231)	(231)

Comprehensive income (loss)						20,118
Issuance of shares of redeemable and non-redeemable common stock	342.69		4,788			4,788
Reclass of common stock to redeemable common securities			(4,565)			(4,565)
Revaluation of common stock			(6,442)			(6,442)
Purchase and retirement of redeemable and non-redeemable common stock held by former employees	(6.48)		(80)			(80)
Equity based compensation expense			1,928			1,928

Balance at December 31, 2007	30,436.96	$—	$326,742	$46,494	$2,351	$375,586

AMSCAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Cash flows used in operating activities:
Net income (loss)	$19,261	$6,440	$12,260
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	38,093	38,619	18,602
Amortization of deferred financing costs	2,142	2,661	1,582
Provision for doubtful accounts	1,290	1,668	795
Deferred income tax benefit	(5,973)	(6,326)	1,243
Deferred rent	1,165	3,019	32
Undistributed income (loss) in unconsolidated joint venture	(628)	(429)	987
Impairment of Investment in Subsidiary	2,005	—	—
Loss (gain) on disposal of equipment	1,452	(879)	34
Equity based compensation	1,928	1,208	335
Debt retirement costs	3,781	—	—
Write-off of deferred financing costs	6,333	—	3,988
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,981	(23,745)	(1,154)
(Increase) decrease in inventories	(22,914)	(7,128)	(18,635)
(Increase) decrease in prepaid expenses and other current assets	(14,219)	12,672	626
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(26,053)	3,225	(5,209)
Other, net	—	—	—

Net cash provided by (used in) operating activities	9,644	31,005	15,486
Cash flows used in investing activities:
Cash paid in connection with acquisitions	(106,123)	(14,634)	(325,562)
Capital expenditures	(27,445)	(40,376)	(17,051)
Proceeds from disposal of property and equipment	162	14,891	88

Net cash used in investing activities	(133,406)	(40,119)	(342,525)
Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(387,549)	(3,392)	(206,372)
Proceeds from loans, notes payable and long-term obligations, net of debt issuance costs of $5,663	523,609	5,149	372,813
Capital contributions in connection with the Party City Acquisition	—	—	166,425
Debt retirement costs	(6,218)	—	—
Capital contributions and proceeds from issuance of common stock and exercise of options, net of retirements	4,734	1,785	515

Net cash provided by financing activities	134,576	3,542	333,381
Effect of exchange rate changes on cash and cash equivalents	1,494	1,793	(1,849)

Net increase (decrease) in cash and cash equivalents	12,308	(3,779)	4,493
Cash and cash equivalents at beginning of period	4,966	8,745	4,252

Cash and cash equivalents at end of period	$17,274	$4,966	$8,745

Supplemental disclosures:
Interest paid	$52,511	$48,931	$32,219
Income taxes paid	$12,356	$4,617	$2,851

Supplemental information on non-cash activities:

Capital lease obligations of $9,203, $528, and $292 were incurred during the years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively.

See accompanying notes to consolidated financial statements.

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share)

Note 1 —	Organization and Description of Business

Amscan Holdings, Inc. (“Amscan” or the “Company”) designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic balloons, accessories, novelties, gifts and stationery throughout the world, including in North America, South America, Europe, Asia and Australia. In addition, the Company operates specialty retail party supply stores in the United States, and franchises both individual stores and franchise areas throughout the United States and Puerto Rico, under the names Party City, Party America, The Paper Factory and Halloween USA. With the acquisition of Factory Card & Party Outlet Corporation (the “Factory Card & Party Outlet Acquisition”) on November 16, 2007 (the “Factory Card & Party Outlet Acquisition Date”), the Company also operates specialty retail party and social expressions supply stores under the name Factory Card & Party Outlet.

The Party City Acquisition

On December 23, 2005 (the “Party City Acquisition Date”), the Company completed the acquisition of Party City Corporation (the “Party City Acquisition”) pursuant to an Agreement and Plan of Merger, dated September 26, 2005 (as amended, the “Acquisition Agreement”), by and among the Company, Party City Corporation (“Party City”) and BWP Acquisition, Inc. (“BWP”), a Delaware corporation and a wholly-owned subsidiary of the Company. Pursuant to the terms of the Acquisition Agreement, BWP merged with and into Party City, with Party City continuing as the surviving corporation. Each share of common stock of Party City outstanding at the Party City Acquisition Date was cancelled and converted into the right to receive $17.50 in cash, without interest. Prior to the acquisition, Party City settled all outstanding stock options and warrants at the spread between $17.50 and their exercise price. Transaction costs associated with the Party City Acquisition totaled $9,370.

Financing for the Party City Acquisition, including the repayment of the Company’s borrowings under their prior credit facilities, was provided by: (i) an equity investment of $166,425 (the “Equity Investment”) in AAH, (ii) borrowings under a First Lien Credit Agreement (the “First Lien Credit Agreement”) consisting of a $325,000 term loan (net of an original issue discount of $3,250) (the “First Term Loan”) and a committed revolving credit facility in an aggregate principal amount of $85,000 (the First Term Loan Revolver”), (iii) borrowings under a Second Lien Credit Agreement (the “Second Lien Credit Agreement,” and, together with the First Lien Credit Agreement, the “Credit Agreements”) consisting of a $60,000 term loan (net of an original issue discount of $1,500) (the “Second Term Loan”) and (iv) cash on-hand of $20,365. Deferred financing costs associated with the Credit Agreements totaled $7,437.

The Equity Investment consisted of the sale of 13,868.75 shares of the Company’s parent, AAH Holdings Corporation (“AAH”) common stock to funds affiliated with Berkshire Partners , LLC and Weston Presidio, certain members of management and certain other investors.

The following unaudited pro forma information assumes the Party City Acquisition had occurred on January 1, 2005. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the Party City Acquisition occurred on January 1, 2005, nor is it necessarily indicative of the Company’s future results:

Years Ended
December 31,
2005

Net sales	$886,113
Net income	7,272

The pro forma net income reflects the following items: (i) adjustments to interest expense from new borrowings related to the Party City Acquisition and the elimination of historical interest on debt repaid

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in connection therewith, (ii) the elimination of non-recurring expenses related to the Party City Acquisition, (iii) adjustments to depreciation and amortization expense arising from the valuation of property, plant and equipment and amortizable intangible assets as a result of purchase price allocation and (vi) the related income tax effects of the above items based upon a pro forma effective income tax rate of 39.5%.

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

Party City Franchise Group Transaction

On November 2, 2007, Party City completed the acquisition of new stores from franchisees in a series of transactions involving Party City, Party City Franchise Group Holdings, LLC (“Party City Holdings”), a majority owned subsidiary of Party City, and Party City Franchise Group, LLC (“PCFG”), a wholly-owned subsidiary of Party City Holdings (“Party City Franchise Group Transaction Date”). Party City acquired 9 retail stores located in New Jersey, New York and Pennsylvania from two franchisees. In addition, Party City contributed cash and 11 of its corporate retail stores located in Florida to Party City Holdings. Party City Holdings and PCFG acquired 55 retail stores located in Florida and Georgia from franchisees PCFG operates the acquired 66 stores in the Florida and Georgia regions. The franchisee sellers received approximately $80,000 in cash and, in certain instances, equity interests in Party City Holdings in exchange for the retail stores. The acquisitions were financed through the combination of cash contributed by Party City, borrowings under the Company’s existing credit facility and a new credit facility entered into by PCFG and equity issued in exchange for certain stores. PCFG and Party City Holdings are unrestricted subsidiaries under the Company’s existing debt facilities and the new PCFG credit facility is a stand alone facility which is not guaranteed by the Company or its other subsidiaries.

The Factory Card & Party Outlet Acquisition

The Company completed the merger with and into Factory Card & Party Outlet Corp., in accordance with the terms of the Agreement and Plan of Merger, dated as of September 17, 2007 (the “Factory Card & Party Outlet Merger Agreement”). Factory Card & Party Outlet common stock was suspended from trading on the Nasdaq Global Market as of the close of trading on November 16, 2007 (the “Factory Card & Party Outlet Acquisition Date”). The merger followed the tender offer for all of the outstanding shares of Factory Card & Party Outlet common stock by the Company.

As a result of the merger, Factory Card & Party Outlet is a wholly-owned subsidiary of the Company, and each remaining outstanding share of Factory Card & Party Outlet common stock was converted into the right to receive $16.50 per share, net to the seller in cash.

Note 2 —	Summary of Significant Accounting Policies

Consolidated Financial Statements

The consolidated financial statements of the Company include the accounts of Amscan and all majority-owned subsidiaries and controlled entities. All significant intercompany balances and transactions have been eliminated.

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All retail operations except PCFG define a fiscal year (“Fiscal Year”) as the 52-week period or 53-week period ended on the Saturday nearest December 31st of each year, and define their fiscal quarters (“Fiscal Quarter”) as the four interim 13-week periods following the end of the previous Fiscal Year, except in the case of a 53-week Fiscal Year when the fourth Fiscal Quarter is extended to 14 weeks.

PCFG defines their Fiscal year and Fiscal quarters as the Calendar year and Calendar quarters.

The Company has determined the difference between Party City, Party America and Factory Card & Party Outlet Fiscal year and Fiscal quarters, and the calendar year and quarters to be insignificant and will be reconciled in the financial consolidation process.

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

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investments

In December 2004, the Company acquired a 20% ownership in a French party goods company, in exchange for its French metallic balloon distribution business. The Company accounts for its investment in S.A.S. Rubies France, which is included in other assets, using the cost method. At December 31, 2006 the carrying value of this investment was $1,797. During 2007, S.A.S. Rubies France filed for restructuring protection under French law. The Company has fully reserved the value of this investment as of December 31, 2007.

In December 2003, the Company exchanged 50.1% of the common stock of Convergram Mexico, a then wholly-owned subsidiary, for the balloon assets of a competitor, Following the exchange, Convergram Mexico operates as a joint venture distributing metallic balloons principally in Mexico and Latin America. The Company accounts for its investment in the joint venture using the equity method. The Company’s investment in the joint venture is included in other assets on the consolidated balance sheet and the results of the joint venture’s operations are included in other (income) expense on the statement of income (also separately disclosed in Note 13).

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

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is recognized, when goods are shipped. The Company estimates reductions to revenues for volume-based rebate programs at the time sales are recognized.

Revenue from retail operations is recognized at the point of sale. The Company estimates future retail sales returns and records a provision in the period that the related sales are recorded based on historical information. Retail sales are reported net of taxes collected.

Shipping and Handling

Outbound shipping costs billed to customers are included in net sales. The costs of shipping and handling incurred by the Company are included in cost of sales.

Store Closure Costs

The Company records estimated store closure costs, estimated lease commitment costs net of estimated sublease income and other miscellaneous store closing costs when the liability is incurred.

Product Royalty Agreements

The Company enters into product royalty agreements that allow the Company to use licensed designs on certain of its products. These contracts require the Company to pay royalties, generally based on the sales of such product, and may require guaranteed minimum royalties, a portion of which may be paid in advance. The Company matches royalty expense with revenue by recording royalties at the time of sale, at the greater of the contractual rate or an effective rate calculated based on the guaranteed minimum royalty and the Company’s estimate of sales during the contract period. If a portion of the guaranteed minimum royalty is determined to be unrecoverable, the unrecoverable portion is charged to expense at that time. Guaranteed minimum royalties paid in advance are recorded in the consolidated balance sheets as other assets.

Catalogue Costs

The Company expenses costs associated with the production of catalogues when incurred.

Art and Development Costs

Art and development costs are primarily internal costs that are not easily associated with specific designs, some of which may not reach commercial production. Accordingly, the Company expenses these costs as incurred.

Derivative Financial Instruments

The Company accounts for derivative financial instruments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, requires that all derivative financial instruments be recognized on the balance sheet at fair value and establishes criteria for both the designation and effectiveness of hedging activities. The Company uses derivatives in the management of interest rate and foreign currency exposure. SFAS No. 133 requires the Company to formally document the assets, liabilities or other transactions the Company designates as hedged items, the risk being hedged and the relationship between the hedged items and the hedging instruments. The Company must measure the effectiveness of the hedging relationship at the inception of the hedge and on an on-going basis.

If derivative financial instruments qualify as fair value hedges, the gain or loss on the instrument and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative financial instruments that qualify as cash flow

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48: “Accounting for Uncertainty in Income Taxes.” In accordance with FIN 48, the Company recognized a cumulative-effect adjustment at January 1, 2007, described in Note 16. Liabilities for unrecognized tax benefits are included in other long-term liabilities. Accrued interest and penalties related to unrecognized tax benefits are included in income tax expense.

Stock-Based Compensation

Prior to 2006, the Company elected to apply the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 123”). SFAS 123 permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to apply the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” which requires the recognition of compensation expense at the date of grant only if the current market price of the underlying stock exceeds the exercise price, and to provide pro forma net income disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. SFAS No. 148 provided alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation and amended the disclosure provisions of SFAS 123 (see Note 15).

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

The Company adopted SFAS No. 123(R) using the prospective method. Since the Company’s common stock is not publicly traded, the options granted in 2005 continue to be expensed under the provisions of SFAS No. 123 using a minimum value method. Options issued subsequent to January 1, 2006 are expensed under the provisions of SFAS No. 123(R) (see Note 15).

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) at December 31, 2007 and 2006 consisted of the Company’s foreign currency translation adjustment and the fair value of interest rate swap and foreign exchange contracts, net of income/loss, which qualify as hedges (see Notes 20 and 21).

F-12.1

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement will be effective for the Company beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 141R on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement will be effective for the Company beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial position, results of operations or cash flows.

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Inventories

Inventories consisted of the following:

	December 31,	December 31,
	2007	2006

Finished goods	$309,852	$215,069
Raw Materials	13,690	12,105
Work in Process	6,495	5,579

	330,037	232,753
Less: reserve for slow moving and obsolete inventory	(10,416)	(5,303)

	$319,621	$227,450

Note 4 —	Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	December 31,
	2007	2006

Machinery and equipment	$96,987	$75,554
Buildings	47,726	47,685
Data processing	68,384	23,518
Leasehold improvements	52,597	28,245
Furniture and fixtures	70,695	23,721
Land	5,923	5,874

	342,312	204,597
Less: accumulated depreciation	(168,114)	(49,154)

	$174,198	$155,443

Depreciation and amortization expense related to property, plant and equipment was $31,530, $29,298 and $13,251 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company is obligated under various capital leases for certain machinery and equipment which expire on various dates through 2008 (see Note 8). The amount of machinery and equipment and related accumulated amortization recorded under capital leases and included within property, plant and equipment, net consisted of the following:

	December 31,
	2007	2006

Machinery and equipment under capital leases	$10,074	1,147
Accumulated amortization	(444)	(280)

	$9,631	$867

Amortization of assets held under capitalized leases is included in depreciation and amortization expense.

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Retail Transactions and Acquisitions

Party City Franchise Group Transaction

Party City completed the acquisition of new stores from franchisees in a series of transactions involving Party City, Party City Franchise Group Holdings, LLC (“Party City Holdings”), a majority owned subsidiary of Party City, and Party City Franchise Group, LLC (“PCFG”), a wholly-owned subsidiary of Party City Holdings on November 2, 2007 (“Party City Franchise Group Transaction Date”). Party City acquired 9 retail stores located in New Jersey, New York and Pennsylvania from two franchisees. Party City contributed cash and 11 of its corporate retail stores located in Florida to Party City Holdings. In addition, Party City Holdings and PCFG acquired 55 retail stores located in Florida and Georgia from franchisees PCFG operates the acquired 66 stores in the Florida and Georgia regions.

The franchisee sellers received approximately $80,000 in cash and, in certain instances, equity interests in Party City Holdings in exchange for the retail stores. The acquisitions were financed through the combination of cash contributed by Party City, borrowings under the Company’s existing credit facility and a new credit facility entered into by PCFG (see Note 7) and equity issued in exchange for certain stores. PCFG and Party City Holdings are unrestricted subsidiaries under the Company’s existing debt facilities and the new PCFG credit facility is a stand alone facility which is not guaranteed by the Company or its other subsidiaries.

A preliminary estimate of the excess of the PCFG purchase price over the tangible net assets acquired has been allocated to intangible assets consisting of trade names ($13,400) and goodwill ($45,500), which are not being amortized, and net deferred tax liabilities ($5,300). In addition, assets acquired totaled $40,700, including an allocation to adjust property, plant and equipment to market value ($0), and liabilities assumed were $24,400. The allocation of the purchase price is based, in-part, on our preliminary estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed.

The Factory Card & Party Outlet Acquisition

On the Factory Card & Party Outlet Acquisition Date, the Company completed it’s merger with and into Factory Card & Party Outlet Corp., in accordance with the terms of the Agreement and Plan of Merger, dated as of September 17, 2007 (the “Factory Card & Party Outlet Merger Agreement”). Factory Card & Party Outlet common stock was suspended from trading on the Nasdaq Global Market as of the close of trading on November 16, 2007. The merger followed tender offer for all of the outstanding shares of Factory Card & Party Outlet common stock by the Company.

As a result of the merger, Factory Card & Party Outlet is a wholly-owned subsidiary of the Company, and each remaining outstanding share of Factory Card & Party Outlet common stock was converted into the right to receive $16.50 per share, net to the seller in cash.

The excess of the Factory Card & Party Outlet purchase price over the tangible net assets acquired has been allocated to intangible assets consisting of trade names ($27,400) and goodwill ($13,800), which are not being amortized, and net deferred tax liabilities ($9,400). In addition, assets acquired totaled $74,300, including an allocation to adjust property, plant and equipment to market value ($400), and liabilities assumed were $41,800. The allocation of the purchase price is based, in-part, on our preliminary estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed.

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

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options valued at $29,659. AAH also paid transaction costs of $1,100 and repaid $12,583 of Party America senior debt.

The excess of the Party America purchase price over the tangible net assets acquired has been allocated to intangible assets consisting of franchise licenses ($2,300), which are being amortized using the straight-line method over the assets’ estimated useful life (nine years) and trade names ($15,400) and goodwill ($8,300), which are not being amortized, and net deferred tax liabilities ($2,800). In addition, assets acquired totaled $48,400, including an allocation to adjust property, plant and equipment to market value ($500), and liabilities assumed were $40,800. The acquisition was structured as a purchase of common stock and, accordingly, the amortization of intangible assets is not deductible for income tax purposes. The allocation of the purchase price is based, in-part, on our estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. Independent valuation specialists conducted a valuation of the net assets acquired as of the Party America Acquisition Date to assist management with the final determination of fair value. As a result of the Party America Acquisition, the Company assumed additional non-cancellable lease commitments totaling $77,500.

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

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred taxes ($25,593), and adjusted other net liabilities ($3,514), resulting in a net decrease in goodwill related to the Party City Acquisition of $33,593.

In connection with the Party City Acquisition, the Company recorded non-recurring expenses of $3,988 consisting of the write-off of deferred financing costs associated with the repayment of the Old Term Loan (see Note 8).

Note 6 —	Other Intangible Assets, net

The Company had the following balances of other identifiable intangible assets net as a result of various acquisitions:

	At December 31, 2007
		Accumulated	Net Carrying
	Cost	Amortization	Value	Useful Lives

Retail franchise licenses	$37,500	$8,138	$29,362	9 years
Customer lists relationships	14,500	3,545	10,955	15 years
Copyrights, designs,and other	14,136	13,023	1,113	2-3 years
Leasehold and other intangibles	1,284	39	1,244	1-15 years

Total Cost	$67,420	$24,746	$42,674

	At December 31, 2006
		Accumulated	Net Carrying
	Cost	Amortization	Value	Useful Lives

Retail franchise licenses	$37,500	$3,974	$33,526	9 years
Customer lists relationships	14,500	2,578	11,922	15 years
Copyrights, designs,and other	13,111	11,603	1,508	2-3 years
Leasehold and other intangibles	479	28	451	1-15 years

Total Cost	$65,590	$18,183	$47,407

The amortization expense for finite-lived intangible assets for the years ended December 31, 2007, 2006, and 2005 was $6,563, $9,321, and $5,351, respectively. Estimated amortization expense for each of the next five years will be approximately $5,714, $5,582, $5,599, $5,539, and $5,388, respectively.

Note 7 —	Loans and Notes Payable

On May 25, 2007, the Company and AAH, entered into (i) a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) to borrow $375,000, and (ii) an ABL Credit Agreement, as amended, (the “ABL Credit Agreement”) to borrow up to $250,000 for working capital and general corporate purposes.

On November 2, 2007, PCFG entered into a Credit Agreement (the “PCFG Credit Agreement”) to borrow $30,000 in term loans (“PCFG Term Loan Agreement”) and up to $20,000 for working capital and general corporate purposes (“PCFG Revolver”).

Below is a discussion of the Company’s ABL Credit Agreement, the PCFG Credit Agreement, and the Company’s prior First Lien and Second Lien Term Loan Agreements. See Note 8 for discussion of the Company’s Term Loan Credit Agreement.

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ABL Credit Agreement amendment

On November 2, 2007, the Company entered into an amendment to its ABL credit facility with AAH, certain subsidiaries of the Company, the lenders party thereto, Credit Suisse, as administrative agent, and Bank

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of America, N.A., as collateral agent (the “Amendment”). The Amendment increases the aggregate commitments of the lenders under the ABL credit facility by $50,000 to $250,000. Borrowings under the ABL credit facility will continue to be subject to the borrowing base as provided for in the ABL credit agreement. In addition, the Amendment modifies the ABL credit facility by providing that the Company must maintain a Fixed Charge Coverage Ratio (as defined in the ABL credit agreement) of not less than 1.0 to 1.0 if it has less than $25,000 of excess availability under the ABL credit facility. Prior to the amendment, the minimum threshold of excess availability for this purpose was $20,000.

Borrowings under the ABL Credit Agreement were $152,670, and outstanding standby letters of credit totaled $$14,796.

PCFG Credit Agreement

On November 2, 2007, PCFG, entered into a Credit Agreement (the “PCFG Credit Agreement”), among PCFG, CIT Group/Business Credit, Inc., as Administrative Agent and Collateral Agent, Newstar Financial, Inc., as Syndication Agent, CIT Capital Securities LLC, as Sole Arranger, and the Lenders party thereto. PCFG and Party City Franchise Group Holdings, LLC (“Party City Holdings”), the sole member of PCFG and an indirect majority owned subsidiary of the Company, have been designated by the Board of Directors of the Company as “Unrestricted Subsidiaries” pursuant to the Company’s existing ABL and term loan credit facilities and the indenture governing its 8.75% Senior Subordinated Notes and neither PCFG nor Party City Holdings will be guarantors of the Company’s existing credit facilities or indenture. In addition, PCFG’s credit facility is a stand alone facility for PCFG and is not guaranteed by the Company or its other subsidiaries. A description of the material terms of the Credit Agreement follows.

PCFG Credit Agreement borrowings:

Pursuant to the Credit Agreement, PCFG borrowed $30,000 in term loans (“PCFG Term Loan”) and obtained a committed revolving credit facility in an aggregate principal amount of up to $20,000 for working capital and general corporate purposes and the issuance of letters of credit (of up to $5,000 at any time outstanding) (“PCFG Revolver”). The term loans and approximately $811 from an initial revolving borrowing of $10,000 were used to pay a portion of the purchase price of the acquisitions of retail stores from franchisees as described in Note 1.

Interest Rate and Fees

The Credit Agreement provides for two interest rate options: (i) an alternate base rate (“ABR”) equal to the greater of (a) JPMorgan Chase Bank’s prime rate in effect on such day and (b) the federal funds effective rate in effect on such day plus 1/2 of 1% or (ii) an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. At closing the applicable margin was 2.75% with respect to ABR borrowings and 4.25% with respect to LIBOR borrowings, provided, however, that from and after the delivery of financial statements of Party City Holdings for the fiscal quarter ending December 31, 2008, the applicable margin will be subject to a single decrease of 0.50%, based on Party City Holdings’ total leverage ratio. In addition to paying interest on outstanding principal under the Credit Agreement, PCFG is required to pay a quarterly commitment fee equal to 0.50% in respect of the unutilized revolving commitments thereunder. PCFG must also pay customary letter of credit fees and agency fees.

Prepayments

The Credit Agreement provides that the term loans may be voluntarily prepaid and the revolving loan commitments be permanently reduced, provided that, as a condition to any optional prepayment of the term loans or permanent reduction in the revolving loan commitments any time prior to May 1, 2008, PCFG shall

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2007, the balance of the PCFG Term Loan was $29,500. Borrowings under the PCFG Revolver were $500, and there were no outstanding standby letters of credit.

Other Credit Agreements —

In addition to the Term Loan Credit Agreement, the ABL Credit Agreement and the PCFG Credit Agreement, at December 31, 2007, we have a 400 Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate plus 0.6% and expires in April 2008, and a 1,000 British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on May 31, 2008. We expect to renew these revolving credit facilities upon expiration. No borrowings were outstanding under these revolving credit facilities at December 31, 2007 and 2006.

Prior Credit Agreements —

On May 25, 2007, the Company’s $410,000 First Lien Credit and Guaranty Agreement (the “First Lien Agreement”) and (ii) the $60,000,000 Second Lien Credit and Guaranty Agreement (the “Second Lien Agreement”) were terminated. In connection with the repayment of these obligations, costs of $16,300 including $3,781 of original issue discount, $6,333 of write off of deferred financing costs, and $6,218 of debt

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retirement costs, were recorded in Other expenses (income), net, in the consolidated results of operations in the year ended December 31, 2007.

The First Lien Credit Agreement.  The First Lien Agreement consisted of (i) a $325,000 First Term Loan (“First Term Loan”) and (ii) an $85,000 First Term Revolver (“First Term Revolver”). The First Term Loan provided for amortization (in quarterly installments) of 0.25% of the funded total principal amount through September 2012, with the remaining principal balance payable on December 23, 2012. The First Term Revolver was available through December 23, 2011.

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

The Second Lien Credit Agreement.  The Second Lien Credit Agreement consisted of the Second Term Loan of $60,000. The Second Term Loan was issued at a 2.5% or $1,500 discount that was being amortized by the effective interest method over the term of the loan. The Second Lien Credit Agreement provided for two interest rate options: (i) loans on which interest was payable quarterly at a Base Rate equal to the higher of (x) the Federal Funds rate plus 50 basis points or (y) the prime rate plus an applicable margin equal to 4.00% and (ii) loans on which interest accrued for one, two, three, six or, if generally available, nine or twelve month interest periods at a rate of interest per annum equal to the reserve adjusted Eurodollar rate, plus an applicable margin initially equal to 5.00% per annum.

The Second Lien Credit Agreement was not subject to any mandatory sinking fund payments and was to be payable on the seventh anniversary of the closing of the Second Lien Credit Facility. The obligations of the Company under the Second Lien Credit Agreement were jointly and severally guaranteed by AAH and each wholly-owned domestic subsidiary of the Company. Each guarantor had secured its obligations under the guaranty by a second priority lien on substantially all of its assets.

Our prior credit facilities contained financial covenants and maintenance tests, including a minimum interest coverage test and a maximum total leverage test, and restrictive covenants, including restrictions on our ability to make capital expenditures or pay dividends. Borrowings under these facilities were secured by substantially all of our assets and the assets of some of our subsidiaries, and by a pledge of all of our domestic subsidiaries’ capital stock and a portion of our wholly owned foreign subsidiaries’ capital stock.

At December 31, 2006, the Second Term Loan was $58,732, which includes an original issue discount of $1,268, which is net of $232 of accumulated amortization and the floating interest rate was 10.30%.

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Long-Term Obligations

Long-term obligations consisted of the following:

	December 31,
	2007	2006

First Term Loan due 2013(b)	$372,187	$—
PCFG Term Loan due 2012(c)	29,500	—
First Lien Term Loan(d)	—	319,814
Second Lien Term Loan(e)	—	58,732
Mortgage obligations(f)	6,875	7,397
Capital lease obligations(g)	9,394	1,132
8.750% senior subordinated notes(a)	175,000	175,000

Total long-term obligations	$592,956	$562,075
Less: current portion	(8,620)	(3,703)

Long-term obligations, excluding current portion	$584,336	$558,372

On May 25, 2007, the Company, a wholly owned subsidiary of AAH , and AAH, entered into (i) a Term Loan Credit Agreement (the “Term Loan Credit Agreement”), and (ii) an ABL Credit Agreement (the “ABL Credit Agreement”), and repaid all outstanding borrowings under the First Term Loan, First Term Loan Revolver and Second Term Loan Credit Agreements dated December 23, 2005.

On November 2, 2007, PCFG entered into a Credit Agreement (the “PCFG Credit Agreement”) to borrow $30,000 in term loans (“PCFG Term Loan Agreement”) and up to $20,000 for working capital and general corporate purposes (“PCFG Revolver”).

Below is a discussion of the Company’s Term Loan Credit Agreement. See Note 7 for a discussion of the PCFG Credit Agreement and the prior First Lien and Second Lien Tern Loan Agreements.

Term Loan Credit Agreement —

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

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(b) The Term Loan Credit Agreement provides for two pricing options: (i) an alternate base rate (“ABR”) equal to the greater of (a) Credit Suisse’s prime rate in effect on such day and (b) the federal funds effective rate in effect on such day plus 1/2 of 1% or (ii) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin is 1.25% with respect to ABR borrowings and 2.25% with respect to LIBOR borrowings.

At December 31, 2007, the balance of the Term Loan was $372,187.

(c) The PCFG Credit Agreement provides for two pricing options: (i) an alternate base rate (“ABR”) equal to the greater of (a) JPMorgan Chase Bank’s prime rate in effect on such day and (b) the federal funds effective rate in effect on such day plus 1/2 of 1% or (ii) an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. At closing the applicable margin was 2.75% with respect to ABR borrowings and 4.25% with respect to LIBOR borrowings, provided, however, that from and

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after the delivery of financial statements of Party City Holdings for the fiscal quarter ending December 31, 2008, the applicable margin will be subject to a single decrease of 0.50%, based on Party City Holdings’ total leverage ratio. In addition to paying interest on outstanding principal under the PCFG Credit Agreement, PCFG is required to pay a quarterly commitment fee equal to 0.50% in respect of the unutilized revolving commitments thereunder. PCFG must also pay customary letter of credit fees and agency fees.

At December 31, 2007, the Term Loan was $29,500. The Revolver balance was $500.

(d) The First Lien Credit Agreement provided for two interest rate options: (i) loans on which interest is payable quarterly at a Base Rate equal to the higher of (x) the Federal Funds rate plus 50 basis points or (y) the prime rate plus an applicable margin initially equal to 2.00% and subject to adjustment downward based on improvements in the Company’s leverage ratio and (ii) loans on which interest accrues for one, two, three, six or, if generally available, nine or twelve month interest periods, at a rate of interest per annum equal to the reserve adjusted Eurodollar rate, plus an applicable margin initially equal to 3.00% per annum, subject to downward adjustment based on improvements in the leverage ratio. In addition to paying interest on outstanding principal under the First Term Loan and First Term Loan Revolver, the Company was required to pay a commitment fee to the lenders under the First Term Loan Revolver based on the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The Company also was required to pay customary letter of credit fees. At December 31, 2006, the First Term Loan was $319,814, which includes an original issue discount of $2,748, which is net of $502 of accumulated amortization and the floating interest rate was 8.30%.

(e) The Second Lien Credit Agreement provided for two interest rate options: (i) loans on which interest is payable quarterly at a Base Rate equal to the higher of (x) the Federal Funds rate plus 50 basis points or (y) the prime rate plus an applicable margin equal to 4.00% and (ii) loans on which interest accrues for one, two, three, six or if, generally available, nine or twelve month interest periods at a rate of interest per annum equal to the reserve adjusted Eurodollar rate, plus an applicable margin initially equal to 5.00% per annum. At December 31, 2006, the Second Term Loan was $58,732, which includes an original issue discount of $1,268, which is net of $232 of accumulated amortization and the floating interest rate was 10.30%.

(f) In conjunction with the construction of a new distribution facility, on December 21, 2001, the Company borrowed $10,000 from the New York State Job Development Authority, pursuant to the terms of a second lien mortgage note. The second lien mortgage note bore interest at a rate of 7.24% and 6.76% at December 31, 2007 and 2006, respectively, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority’s confidential internal protocols. The second lien loan is for a term of 96 months and requires monthly payments based on a 180-month amortization period with a balloon payment upon maturity in January 2010. The principal amounts outstanding under the second lien mortgage as of December 31, 2007 and 2006, were $6,873 and $7,397, respectively. At December 31, 2007, the new distribution facility had a carrying value of $42,885.

(g) The Company has entered into various capital leases for machinery and equipment and automobiles with implicit interest rates ranging from 7.70% to 12.29% which extend to 2008.

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, maturities of long-term obligations consisted of the following:

	Long-Term Debt	Capital Lease
	Obligations	Obligations	Totals

2008	$6,318	$2,302	$8,620
2009	6,604	1,909	8,513
2010	12,453	1,942	14,395
2011	6,750	1,928	8,678
2012	23,000	1,312	24,312
Thereafter	528,437	0	528,437

Long-term obligations	$583,562	$9,394	$592,956

Note 9 —	Capital Stock

At December 31, 2007 and 2006, the Company’s authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding and 40,000.00 shares of common stock, $0.01 par value, of which 30,436.96 and 30,100.75 shares were issued and outstanding, respectively.

During the year ended December 31, 2007, management shareholders purchased 248 shares of common stock, valued at $3,534. The company also issued 70.175 shares in conjunction with the acquisition of certain retail operations, and 1.8 shares to certain management shareholders.

At December 31, 2007 and 2006, certain employees owned 296.91 and 204.17 shares of AAH common stock, respectively. Under the terms of the AAH stockholders’ agreement dated April 30, 2004, the Company has an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders can require the Company to purchase all of the shares held by the former employee. The purchase price as prescribed in the stockholders’ agreements is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by the Company to all employee stockholders, based on the estimated fair value of fully paid and vested common securities, totaled $20,338 and $9,343 at December 31, 2007 and 2006, respectively, and is classified as redeemable common securities on the consolidated balance sheet, with a corresponding adjustment to stockholders’ equity. As there is no active market for the Company’s common stock, the Company estimates the fair value of its common stock based on an enterprise valuation as estimated by third party valuation consultants. During the year ended December 31, 2007, the Company purchased and retired 6.5 shares of redeemable common stock held by former employees at an estimated fair value of $80.

On September 29, 2006, in connection with the Party America Acquisition, the outstanding common stock options and subordinated debt of Party America were exchanged for AHH stock and common stock options valued at $29,659.

At December 31, 2007 certain employees of PCFG owned 8,443.72 and 5000.00 shares of PCFG common stock, respectively. Under the terms of the PCFG’s stockholders’ agreement dated November 2, 2007, the PCFG has an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders can require PCFG to purchase all of the shares held by the former employee. The purchase price as prescribed in the stockholders’ agreements is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by the Company to all employee stockholders, based on the estimated fair value of fully paid and vested common securities, totaled $13,444 at December 31, 2007, and is classified as redeemable common securities on the consolidated balance sheet, with a

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corresponding adjustment to stockholders’ equity. As there is no active market for the PCFG’s common stock, PCFG and the Company estimate the fair value of its common stock based on an enterprise valuation as estimated by third party valuation consultants.

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

The provision for doubtful accounts is included in general and administrative expenses. For the years ended December 31, 2007, 2006 and 2005, the provision for doubtful accounts was $2,046, $1,668, and $795, respectively.

Note 11 —	Non-recurring Expenses and Write-off of Deferred Financing

In connection with the refinancing of the Company’s debt obligations in May 2007, the Company wrote off $6,333 of deferred financing costs associated with the repayment of debt, and incurred $3,781 of expenses associated with original issue discount. In connection with the Party City Acquisition in December 2005, the Company wrote-off $3,988 of deferred financing costs associated with the repayment of debt.

Note 12 —	Restructuring Charges

In connection with the Party City Acquisition, the Company’s management approved and initiated plans to restructure Party City’s distribution operations and involuntarily terminate a limited number of Party City personnel. We completed the planned restructuring of Party City’s distribution operations in March 2007.

Restructuring costs associated with the Party City Acquisition of $3,680 were accrued for as part of the net assets acquired (see note 1). To date, we have incurred $3,200 in severance and exit costs, with the balance to be incurred during 2008.

In connection with the Party America Acquisition, $4,100 has been accrued related to plans to restructure Party America’s administrative operations and involuntarily terminate a limited number of Party America personnel. To date the company has incurred $2,000 in restructuring and exit costs with the balance to be incurred in 2008. The Company also incurred $1,700 in employee retention expense to date.

In connection with the Factory Card and Party Outlet Acquisition, $3,800 has been accrued related to plans to restructure Factory Card and Party Outlet’s merchandising assortment and administrative operations and involuntarily terminate a limited number of Factory Card and Party Outlet personnel.

In connection with the Party City Franchise Group Transaction, $1,000 has been accrued related to plans to restructure PCFG’s merchandising assortment and administrative operations and involuntarily terminate a limited number of PCFG personnel.

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Other (Income) Expense

	Year Ended	Year Ended	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005

Undistributed (income) loss in unconsolidated joint venture	$(628)	$(429)	$987
Change in fair market value of the interest rate cap	61	126	—
Change in fair market value of the foreign exchange contracts	—	171	(1,220)
Gain on sale of property, plant, and equipment	(152)	(879)	—
Foreign currency (gain) or loss	388	78	7
Early extinguisment of debt	16,360	—	3,998
Impairment of investment in subsidiary	2,005
Other expense (income), net	180	(67)	(538)

Other (income) expense, net	$18,214	$(1,000)	$3,224

Note 14 —	Employee Benefit Plans

Certain subsidiaries of the Company maintain profit sharing plans for eligible employees providing for annual discretionary contributions to a trust. Eligible employees are full time domestic employees who have completed a certain length of service, as defined, and attained a certain age, as defined. In addition, the plans require the subsidiaries to match from 25% to 100% of voluntary employee contributions to the plan, not to exceed a maximum amount of the employee’s annual salary, which ranges from 4% to 6%. Profit sharing expense for the years ended December 31, 2007, 2006, and 2005 totaled $4,736, $3,576, and $1,999, respectively.

Note 15 —	Equity Incentive Plan

On May 1, 2004, the Company adopted the 2004 Equity Incentive Plan under which the Company may grant incentive awards in the form of restricted and unrestricted common stock options to purchase shares of the Company’s common stock (“Company Stock Options”) to certain directors, officers, employees and consultants of the Company and its affiliates. A committee of the Company’s board of directors (the “Committee”), or the board itself in the absence of a Committee, is authorized to make grants and various other decisions under the 2004 Equity Incentive Plan. Unless otherwise determined by the Committee, any participant granted an award under the 2004 Equity Incentive Plan must become a party to, and agree to be bound by, the Company’s stockholders’ agreement. Company Stock Options reserved under the 2004 Equity Incentive Plan total 3,479.6898 and may include incentive and nonqualified stock options. Company Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Committee, vest over five years and have a term of ten years from the date of grant.

Fully vested options to purchase 65.455 and 32.727 shares of AAH common stock for $2,500 per share under the 2004 Equity Incentive Plan with intrinsic values of $492 and $245 and estimated fair values of $590 and $290, respectively, are classified as redeemable common securities on the Company’s consolidated balance sheet.

In April 2005, the Company granted 722 time-based options (“TBO’s”) and 760 performance based options (“PBO’s”) to key employees and its outside directors, exercisable at a strike price of $10,000. Under the PBO feature, the ability to exercise vested option awards is contingent upon the occurrence of an initial

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

public offering of the Company’s common stock or a change in control of the Company and the achievement of specified investment returns to the Company’s shareholders. The Company used a minimum value method under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to determine the fair value of the Company Stock Options granted in April 2005, together with the following assumptions: dividend yield of 0%, risk-free interest rate of 3.1%, forfeitures and expected cancellation of 3% for TBO’s and 6% for PBO’s and an expected life of four years. The estimated fair value of the options granted in 2005 is amortized on a straight line basis to compensation expense, net of taxes, over the vesting period of four years. The Company recorded compensation expense of approximately $404, $426 and $335 in general and administrative expenses during the years ended December 31, 2007, 2006 and 2005, respectively.

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

Since January 1, 2006, the Company granted an additional 489.50 TBO’s and 890.50 PBO’s exercisable at a strike price of $12,000 per share, 187 TBO’s and 314 PBO’s exercisable at a strike price of $14,250 per share, 20 TBO’s and 30 PBO’s exercisable at a strike price of $17,500 per share, and 76.5 TBO’s and 76.5 PBO’s exercisable at a strike price of $20,750 to key eligible employees and outside directors. In addition, in connection with the acquisition of Party America, certain Party America employees elected to roll their options to purchase Party America common stock into fully vested TBO’s. As a result, the Company issued 19.023 fully vested TBO’s exercisable at strike prices of $6.267 and $10.321 per share and with a fair market value of $170. The fair value of these options was recorded as part of the purchase price allocations.

The Company recorded compensation expense of $1,478 and $782 during the years ended December 31, 2007 and 2006, related to the options granted since 2006 under SFAS No. 123(R), in general and administrative expenses. The fair value of each grant is estimated on the grant date using a Black-Scholes option valuation model based on the assumptions in the following table.

Expected dividend rate	—
Risk free interest rate	4.09% to 5.08%
Price volatility	15.00
Weighted average expected life	7.5
Forfeiture rate	7.75

The weighted average expected lives (estimated period of time outstanding) was estimated using the the Company’s best estimate for determining the expected term. Expected volatility was based on implied historical volatility of an applicable Dow Jones Industrial Average sector index for a period equal to the stock option’s expected life.

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For 2007, 5.087 options were exercised by associates, resulting in a tax benefits of $16.

The following table summarizes the changes in outstanding options under the Equity Incentive Plan for the years ended December 31, 2005, 2006 and 2007:

		Average	Average Fair Market
		Exercise	Value of Options at
	Options	Price	Grant Date

Outstanding at December 31, 2004	98.18	$2,500
Granted	1,482.00	10,000	$1,094
Exercised	—
Canceled	—

Outstanding at December 31, 2005	1,580.18	$9,534
Granted	1,409.02	11,929	4,060
Exercised	(1.00)	10,000
Canceled	(130.00)	11,000

Outstanding at December 31, 2006	2,858.20	$10,648
Granted	704.00	15,929	5,341
Exercised	(14.52)	14,250
Canceled	(148.54)	11,259

Outstanding at December 31, 2007	3,399.14	11,700

Exercisable at December 31, 2007	685.24	$9,337

Note 16 —	Income Taxes

A summary of domestic and foreign income (loss) before income taxes and minority interest follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005

Domestic	$27,444	$5,658	$11,542
Foreign	5,509	5,160	5,679

Total	$32,953	$10,818	$17,221

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax expense (benefit) consisted of the following:

	Year Ended	Year Ended	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005

Current:
Federal	$13,009	$6,493	$1,611
State	4,074	2,018	511
Foreign	2,136	2,110	1,575

Total current provision	19,219	10,621	3,697
Deferred:
Federal	(5,229)	(5,101)	2,748
State	(758)	(861)	(1,954)
Foreign	14	(364)	449

Total deferred provision (benefit)	(5,973)	(6,326)	1,243

Income tax expense (benefit)	$13,246	$4,295	$4,940

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income tax assets and liabilities from domestic jurisdictions consisted of the following at December 31:

	December 31, 2007	December 31, 2006

Current deferred income tax assets:
Inventory valuation	$14,457	$6,784
Allowance for doubtful accounts	718	656
Accrued liabilities	8,121	4,899
Charitable contributions carryforward	—	533
Tax loss carryforward	4,446	1,156
Tax credit carryforward	1,148	—

Current deferred income tax assets (included in prepaid expenses and other current assets)	$28,890	$14,028

Non-current deferred income tax liabilities, net:
Property, plant and equipment	$1,676	$5,370
Intangible assets	80,750	66,442
Amortization of goodwill and other assets	12,436	12,280
Interest rate swap and foreign exchange contracts	—	—
Other	(502)	(500)

Non-current deferred income tax liabilities, net	$94,360	$83,592

At December 31, 2007, the Company had a net operating loss carryforward remaining from Factory Card & Party Outlet and other retail affiliates of approximately $11,435, which expire from 2025 to 2027. In addition, the Company had foreign tax credit carryforwards of $349, and alternative minimum tax credit carryforwards of $799.

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the Company’s effective income tax rate and the federal statutory income tax rate is reconciled below:

	Year Ended	Year Ended	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005

Provision at federal statutory income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	6.6	7.0	2.9
Non-deductible reserve for Loss on investment in foreign subsidiary	2.1	—	—
Effect of New York apportionment change	—	—	(8.3)
Domestic manufacturing deductions	(2.0)	(2.7)	(0.9)
Other	(1.5)	0.4	0.1

Effective income tax rate	40.2%	39.7%	28.8%

The non-deductible reserve of the investment in our subsidiary is not expected to be deductible on the Company’s foreign tax return.

During 2005, the Company recorded a $1,435 reduction to its income tax expense and net deferred income tax liability to reflect a change in New York State tax law governing the apportionment of income to New York State.

Other differences between the effective income tax rate and the federal statutory income tax rate are composed of favorable permanent differences related to inventory contributions and favorable foreign rate differences, partially offset by the non-deductible portion of meals and entertainment expenses.

At December 31, 2007 and 2006, the Company’s share of the cumulative undistributed earnings of foreign subsidiaries was approximately $34,792 and $29,924, respectively. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries’ operations. It is not practical to estimate the amount of additional tax that might be payable on these foreign earnings in the event of distribution or sale; however, under existing law, foreign tax credits would be available to substantially reduce incremental U.S. taxes payable on amounts repatriated.

The Company and its subsidiaries file a U.S. federal income tax return, and over 100 state, city, and foreign tax returns. Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48: “Accounting for Uncertainty in Income Taxes.” In accordance with FIN 48, the Company recognized a cumulative-effect adjustment of $635, decreasing its income tax liability for previously reserved tax items, interest, and penalties by that amount, decreasing goodwill by $666, and decreasing the January 1, 2007 balance of retained earnings by $31.

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2007 to December 31, 2007 (in thousands):

Balance as of January 1, 2007	$2,550
Increases related to prior year tax positions	160
Decreases related to prior year tax positions	—
Increases related to current year tax positions	184
Decreases related to settlements	(189)
Decreases related to lapsing of statutes of limitations	(220)

Balance as of December 31, 2007	2,485

Our total net unrecognized tax benefits that, if recognized, would impact our effective tax rate were $888 as of January 1, 2007 and $1,242 as of December 31, 2007.

Liabilities for unrecognized tax benefits are reflected in other long-term liabilities in the consolidated balance sheet. Included in the balance of unrecognized tax benefits at December 31, 2007, is $684 related to tax positions for which it is possible that the total amounts could significantly change during the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2007, the Company had accrued $318 and $0 for the potential payment of interest and penalties, respectively. During 2007, the Company charged $130 in interest to income tax expense.

For federal income tax purposes, the years 2004 through 2007 remain open to examination. For non-U.S. income tax purposes, tax years from 2003 through 2007 remain open. Lastly, the Company is open to state and local income tax examinations for the tax years 2003 through 2007.

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

At December 31, 2007, future minimum lease payments under all operating leases consisted of the following:

Future Minimum
Operating Lease Pymts

2008	119,229
2009	98,643
2010	80,978
2011	67,052
2012	52,717
Thereafter	87,384

$506,003

We are also an assignor with contingent lease liability for 21 stores sold to franchisees with leases that expire through 2011. The potential contingent assigned lease obligations continue until the applicable leases

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expire. The maximum amount of the assigned lease obligations may vary, but is limited to the sum of the total amount due under the lease. At December 31, 2007, the maximum amount of the assigned lease obligations was approximately $4,500 and is not included in the table above as such amount are contingent upon certain events occurring which management has not assessed as probably or estimable at this time.

The operating leases included in the above table also do not include contingent rent based upon sales volume or other variable costs such as maintenance, insurance and taxes.

Rent expenses for the years ended December 31, 2007, 2006 and 2005, were $109,685, $82,064, and $12,723, respectively, and include immaterial amounts of rent expense related to contingent rent.

Product Royalty Agreements

The Company has entered into product royalty agreements with various licensors of copyrighted and trademarked characters and designs that are used on the Company’s products which require royalty payments based on sales of the Company’s products, and, in some cases, include annual minimum royalties.

At December 31, 2007, the Company’s commitment to pay future minimum product royalties was as follows:

Future Minimum
Royalty Pymts

2008	$2,353
2009	5,287
2010	4,202
2011	4,001
2012	1,101
Thereafter	1,000

$17,944

Product royalty expense for the years ended December 31, 2007, 2006 and 2005, was $8,337, $7,683, and $5,913, respectively.

The Company has entered into product purchase commitments with certain vendors. At December 31, 2007, the Company’s future product commitments were as follows:

Product Purchase
Commitments

2008	23,152
2009	21,338
2010	22,150
2011	23,260
2012 and Thereafter	—

$89,900

Legal Proceedings

The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Related Party Transactions

The Company has a management agreement with Berkshire Partners LLC and Weston Presidio. Pursuant to the management agreement, Berkshire Partners LLC and Weston Presidio will be paid annual management fees of $833 and $417, respectively. For each of the years ended December 31, 2007, 2006 and 2005, management fees to Berkshire Partners LLC and Weston Presidio were $833 and $417, respectively. Management fees payable to Berkshire Partners LLC and Weston Presidio totaled $139 and $69 at each of the three years ending December 31, 2007 2006 and 2005, respectively, and are included in accrued expenses on the consolidated balance sheet. Although the indenture governing the 8.75% senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.

Note 18 —	Segment Information

Industry Segments

The Company has two identifiable business segments. The Wholesale segment includes the design, manufacture, contract for manufacture and distribution of party goods, including paper and plastic tableware, metallic balloons, accessories, novelties, gifts and stationery, at wholesale. The Retail segment includes the operation of company-owned specialty retail party supply and social expression stores in the United States and the sale of franchises on an individual store and franchise area basis throughout the United States and Puerto Rico.

The Company’s industry segment data for the years ended December 31, 2007 and 2006 is as follows:

	Wholesale	Retail	Eliminations	Consolidated

Year Ended December 31, 2007
Revenues:
Net sales	$626,476	$768,183	$(173,143)	$1,221,516
Royalties and franchise fees	—	25,888	—	25,888

Total revenues	$626,476	$794,071	$(173,143)	$1,247,404

Income from operations	$47,881	$72,187	$(14,311)	$105,757

Interest expense, net				54,590
Other expense, net				18,214

Income (loss) before income tax benefit and minority interests				$32,953

Long-lived assets	$451,379	$582,607	$(32,506)	$1,001,479

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Wholesale	Retail	Eliminations	Consolidated

Year Ended December 31, 2006
Revenues:
Net sales	$508,486	$560,808	$(75,952)	$993,342
Royalties and franchise fees	—	21,746	—	21,746

Total revenues	$508,486	$582,554	$(75,952)	$1,015,088

Income (loss) from operations	$51,904	$23,701	$(10,901)	$64,705

Interest expense, net				54,887
Other income, net				(1,000)

Income (loss) before income tax benefit and minority interests				$10,818

Long-lived assets	$797,940	$396,338	$(340,494)	$853,784

Prior to the Party City Acquisition on December 23, 2005, the Company operated as one segment — wholesale.

Geographic Segments

The Company’s export sales, other than those intercompany sales reported below as sales between geographic areas, are not material. Intercompany sales between geographic areas consist of sales of finished goods for distribution in foreign markets. No single foreign operation is significant to the Company’s consolidated operations. Intercompany sales between geographic areas are made at cost plus a share of operating profit.

The Company’s geographic area data are as follows:

	Domestic	Foreign	Eliminations	Consolidated

Year Ended December 31, 2007
Revenues:
Net sales to unaffiliated customers	$1,141,532	$79,984	$—	$1,221,516
Net sales between geographic areas	23,906	—	(23,906)	—

Net sales	1,165,438	79,984	(23,906)	1,221,516
Royalties and franchise fees	25,888	$0	$0	25,888

Total revenues	$1,191,326	$79,984	$(23,906)	$1,247,404

Income from operations	$97,638	$6,956	$1,163	$105,757

Interest expense, net				54,590
Other expense, net				18,214

Income (loss) before income tax benefit and minority interests				$32,953

Long-lived assets	$1,003,984	$49,161	$(51,666)	$1,001,479

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Domestic	Foreign	Eliminations	Consolidated

Year Ended December 31, 2006
Revenues:
Net sales to unaffiliated customers	$924,981	$68,361	$—	$993,342
Net sales between geographic areas	20,166	—	(20,166)	—

Net sales	945,147	68,361	(20,166)	993,342
Royalties and franchise fees	21,746	—	—	21,746

Total revenues	$966,893	$68,361	$(20,166)	$1,015,088

Income from operations	$69,267	$6,339	$(10,901)	$64,705

Interest expense, net				54,887
Other income, net				(1,000)

Income (loss) before income tax benefit and minority interests				$10,818

Long-lived assets	$881,900	$17,319	$(45,436)	$853,784

Year Ended December 31, 2005
Revenues —
Net Sales to unaffiliated customers	$356,801	$60,425	$—	$417,226
Net Sales between geographic areas	19,858	—	(19,858)	—

Net sales	376,659	60,425	(19,858)	417,226
Royalties and franchise fees	509	—	—	509

Total revenues	$377,168	$60,425	$(19,858)	$417,735

Income from operations	$45,678	$5,660	$1,014	$52,352

Interest expense, net				31,907
Other loss, net				3,224

Income before income taxes and minority interests				$17,221

Long-lived assets	$820,414	$11,491	$(32,750)	$799,155

Note 19 —	Quarterly Results (Unaudited)

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

The results of Party City and Party America’s operations for the 52 weeks ended December 29, 2007, Factory Card & Party Outlet’s operation from the Factory Card & Party Outlet Acquisition Date through December 29, 2007, and PCFG’s operations from the Party City Franchise Group Transaction Date through December 31, 2007, are included in the Company’s consolidated results of operations for the year ended

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007. The results of Party City’s operations for the 52 weeks ended December 30, 2006, and of Party America’s operations from the Party America Acquisition Date through December 30, 2006, are included in the Company’s consolidated results operations for the year ended December 31, 2006. The following table sets forth our historical revenues, gross profit, income (loss) from operations and net income (loss), by quarter, for 2007, 2006, and 2005.

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands)

2007
Revenues:
Net sales	243,529	273,424	277,564	426,999	(a)
Royalties and franchise fees	4,895	5,747	5,783	9,463	(a)
Gross profit	82,601	104,146	102,566	180,505	(a)
Income from operations	6,837	25,887	14,500	58,533	(a)
Net income (loss)	(4,402)	(2,458)	424	25,697	(a)(b)
2006
Revenues:
Net sales	204,183	223,847	220,514	344,798	(c)
Royalties and franchise fees	4,157	4,886	4,505	8,198	(c)
Gross profit	59,673	71,529	68,636	138,723	(c)
Income from operations	1,202	12,244	5,311	45,948	(c),(d)
Net income (loss)	(7,157)	(9)	(5,675)	19,281	(c),(d)
2005
Revenues:
Net sales	100,376	101,285	105,582	109,983
Royalties and franchise fees	—	—	—	509
Gross profit	33,575	32,523	36,022	33,474	(e)
Income from operations	13,951	11,602	16,487	6,324	(e)(f)(g)
Net income (loss)	4,006	3,621	5,279	(646	)(e)(f)(g)

(a)	The results of operations for 2007 include the results of Factory Card & Party Outlet for the period from the Factory Card & Party Outlet Acquisition date (November 16, 2007) through December 29, 2007, and the results of PCFG for the period from the Party City Franchise Transaction Date (November 2, 2007) through December 31, 2007.

(b)	In connection with debt refinancing, we recorded non-recurring expenses of $6,333 due to the write-off of deferred financing costs associated with the repayment of debt, and $3,781 of debt retirement costs.

(c)	The results of operations for 2006 include the results of Party America for the period from the Party America Acquisition date (September 29, 2006) through December 30, 2006.

(d)	The results of operations for the fourth quarter of 2006 include adjustments to decrease depreciation expense by $3,032, and increase rent expense by $2,898, representing the difference between the actual depreciation and amortization expense and rent expense, respectively, following the completion of purchase accounting for the Party City Acquisition.

(e)	The results of operations for the fourth quarter of 2005 include the results of Party City for the eight-day period from the Party City Acquisition date through December 31, 2005.

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	In connection with the Party City Acquisition, we recorded non-recurring expenses of $4,000 due to the write-off of deferred financing costs associated with the repayment of debt.

(g)	The results of operations for the fourth quarter of 2005 include an adjustment to increase depreciation and amortization expense by $1,932, representing the difference between the actual depreciation and amortization expense following the completion of purchase accounting for the 2004 Transactions in the second quarter of 2005 and amounts previously recorded.

Note 20 —	Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value at December 31, 2007 and 2006 because of the short-term maturity of those instruments or their variable rates of interest.

The carrying amounts of the Company’s $175,000 Senior Sub Notes at December 31, 2007 and 2006 approximated fair value, based on market price of $90 and one half. The carrying amounts of the Company’s borrowings under the Term Loan Credit Agreement and ABL Credit Agreement at December 31, 2007, and the First Term Loan, First Term Loan Revolver and Second Term Loan at December 31, 2006, approximate fair value because such obligations generally bear interest at floating rates. The carrying amounts for other long-term debt approximate fair value at December 31, 2007 and 2006, based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity.

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

To effectively fix the interest rate on a portion of Term Loans (see Note 8), the Company entered into an interest rate swap agreement (“initial swap agreement”) with a financial institution for an initial aggregate notional amount of $57,000.

The swap agreement had an unrealized net loss of $439 at December 31, 2007, which was included in accumulated other comprehensive income (loss) (see Note 22). At December 31, 2006, the initial swap agreement had an unrealized net gain of $75, which was included in accumulated other comprehensive income (loss) (see Note 22). No components of the agreements are excluded in the measurement of hedge effectiveness. As this hedge is 100% effective as of December 31, 2007 and 2006, there is no current impact on earnings due to hedge ineffectiveness. The fair value of interest rate contracts at December 31, 2007 of a negative $698 is reported in current liabilities in the consolidated balance sheet, while the fair value of interest rate contracts at December 31, 2006 of $119 is reported in other current assets in the consolidated balance sheet. As of December 31, 2005, we did not have any derivative contracts designated as cash flow hedges as defined in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

In addition to the agreement above, during the year ended December 31, 2007, the Company purchased a $73,000 interest rate cap at 6.00%, for $12, which was charged to expense during the year.

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2007 and 2006, the Company had foreign currency exchange contracts with notional amounts of $18,000 and $18,000, respectively. The foreign currency exchange contracts are reflected in the consolidate balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counter-parties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. The fair value adjustment at December 31, 2007 and 2006 resulted in an unrealized net loss of $292 and $61, which was included in accumulated other comprehensive income (loss) (see Note 22). No components of theses agreements are excluded in the measurement of hedge effectiveness. As this hedge is 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all gains and losses in accumulated other comprehensive income (loss) related to these foreign exchange contracts will be reclassified into earnings by December 2008. The fair value of foreign exchange contracts for the year ended December 31, 2007 and 2006 of ($292) and ($61) is reported in accrued expenses in the consolidate balance sheet.

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

On May 25, 2006, the Company sold a warehouse located in Chester, NY and entered into a leaseback for the same warehouse under a one-year lease agreement. Net proceeds from the sale of the property were approximately $12,613 and the total gain on the sales transaction was $2,666. Of the total gain, $2,188 was recognized in 2006, under the caption other (income) expense, and $548 was deferred and recognized as income over the remainder of the one-year leaseback period. Additionally, $795 of rent expense was recorded in 2006, while $568 was expensed on a straight-line basis over the remainder of the one-year leaseback period.

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23 —	Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

	Year Ended December 31,
	2007	2006	2005

Net income (loss)	$19,261	$6,440	$12,260
Cumulative change from adoption of FIN 48 (see Note 16)	(31)
Net change in cumulative translation adjustment	1,633	2,446	(2,699)
Change in fair value of interest rate swap contracts, net of income tax expense (benefit) of $(302), $44	(514)	75	—
Reclassification adjustment for terminated interest rate swap and foreign exchange contracts, net of income taxes of $233	—	—	357
Change in fair value of foreign exchange contracts, net of income tax (benefit) expense of $(136), $(36)	$(231)	$(61)	$—

	$20,118	$8,900	$9,918

Accumulated other comprehensive income (loss) consisted of the following:

	December 31,
	2007	2006

Cumulative translation adjustment	$3,082	$1,449
Interest rate swap contracts, net of income tax (benefit) expense of $(258), and $44	(439)	75
Foreign exchange contracts, net of income tax (benefit) expense of $(172), and $(36)	(292)	(61)

Total accumulated other comprehensive income	$2,351	$1,463

Note 24 —	Condensed Consolidating Financial Information (Unaudited)

On May 25, 2007, the Company, a wholly owned subsidiary of AAH, along with AAH entered into (i) a $375,000 Term Loan Credit Agreement, and (ii) a $200,000 ABL Credit Agreement (see Note 7).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following consolidating information presents consolidating balance sheets as of December 31, 2007 and 2006, and the related consolidating statements of operations and cash flows for the years ended December 31, 2007, 2006 and 2005, for the combined Guarantors and the combined Non-guarantors, and elimination entries necessary to consolidate the entities comprising the combined companies.

CONSOLIDATING BALANCE SHEET
December 31, 2007

	AHI and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$8,391	$8,883	$—	$17,274
Accounts receivable, net of allowances	81,057	17,368	—	98,425
Inventories, net of allowances	282,954	37,368	(701)	319,621
Prepaid expenses and other current assets	54,810	7,236	—	62,046

Total current assets	427,212	70,856	(701)	497,366
Property, plant and equipment, net	168,033	6,165	—	174,198
Goodwill	509,114	49,829	—	558,943
Trade names	172,883	13,304		186,187
Other intangible assets, net	42,526	—	—	42,526
Other assets, net	111,428	(20,137)	(51,666)	39,625

Total assets	$1,431,195	$120,017	$(52,367)	$1,498,845

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	152,670	500	—	153,170
Accounts payable	100,467	19,826	—	120,293
Accrued expenses	81,600	12,728	—	94,328
Income taxes payable	12,958	(319)	(58)	12,581
Current portion of long-term obligations	6,524	2,096	—	8,620

Total current liabilities	354,219	34,831	(58)	388,992
Long-term obligations, excluding current portion	556,817	27,519	—	584,336
Deferred income tax liabilities	93,523	837	—	94,360
Other	30,327	43,258	(51,796)	21,789

Total liabilities	1,034,886	106,445	(51,854)	1,089,477
Redeemable common securities	20,338	13,444	—	33,782
Commitments and contingencies
Stockholders’ equity:
Common Stock	—	339	(339)	—
Additional paid-in capital	326,695	46	—	326,741
Retained earnings	46,925	(178)	(254)	46,494
Accumulated other comprehensive income (loss)	2,351	(80)	80	2,351

Total stockholders’ equity	375,971	128	(514)	375,586

Total liabilities, redeemable common securities and stockholders’ equity	$1,431,195	$120,017	$(52,367)	$1,498,845

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

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF INCOME
For Year Ended December 31, 2007

	AHI and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Net sales	$1,146,791	$98,631	$(23,906)	$1,221,516
Royalties and franchise fees	25,888	—	—	25,888

Total revenues	1,172,679	98,631	(23,906)	1,247,404
Expenses:
Cost of sales	735,670	65,665	(23,749)	777,586
Selling expenses	32,292	9,607	—	41,899
Retail operating expenses	184,768	6,655	—	191,423
Franchise expenses	12,883	—	—	12,883
General and administrative expenses	97,564	9,463	(1,320)	105,707
Art and development costs	12,149	—	—	12,149

Total expenses	1,075,326	91,390	(25,069)	1,141,647

Income (loss) from operations	97,353	7,241	1,163	105,757
Interest expense, net	54,393	197	—	54,590
Other income (expense), net	12,136	319	5,759	18,214

Loss before income taxes and minority interests	30,824	6,725	(4,596)	32,953
Income tax (benefit) expense	11,646	1,658	(58)	13,246
Minority interests	—	446	—	446

Net income (loss)	$19,177	$4,621	$(4,538)	$19,261

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF INCOME
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

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF INCOME
For The Year Ended December 31, 2005

	AAH and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Unaudited)
	(Dollars in thousands)

Revenues:
Net sales	$376,659	$60,425	$(19,858)	$417,226
Royalties and franchise fees	509	—		509

Total revenues	377,168	60,425	(19,858)	417,735
Total expenses:
Cost of sales	261,210	39,974	(19,552)	281,632
Selling expenses	28,756	7,425		36,181
Retail operating expenses	1,824	—		1,824
Franchise expenses	779	—		779
General and administrative expenses	29,980	7,366	(1,320)	36,026
Art and development costs	8,941	—		8,941

Total expenses	331,490	54,765	(20,872)	365,383

Income from operations	45,468	5,660	1,014	52,352
Interest expense, net	31,774	133		31,907
Other (income) loss, net	(2,074)	(994)	6,292	3,224

Income before income taxes and minority interests	15,978	6,521	(5,278)	17,221
Income tax expense (benefit)	3,524	1,528	(112)	4,940
Minority interests	—	21		21

Net income (loss)	$12,454	$4,972	$(5,166)	$12,260

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For Year Ended December 31, 2007

	AHI and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash flows used in operating activities:
Net (loss) income	$19,177	$4,621	$(4,538)	$19,261
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	37,076	1,017	—	38,093
Amortization of deferred financing costs	2,142	—	—	2,142
Provision for doubtful accounts	1,045	245	—	1,290
Deferred income tax expense (benefit)	(5,973)	—	—	(5,973)
Deferred rent	744	421	—	1,165
Undistributed loss (gain) in unconsolidated joint venture	(628)	—	—	(628)
Impairment of Investment in Subsidiary	2,005	—	—	2,005
(Gain) Loss on disposal of equipment	1,442	10	—	1,452
Equity based compensation	1,882	46	—	1,928
Debt retirement costs	3,781	—	—	3,781
Write-off of deferred financing costs	6,333	—	—	6,333
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	9,036	(7,055)	—	1,981
(Increase) decrease in inventories	(19,572)	(3,499)	157	(22,914)
(Increase) decrease in prepaid expenses and other current assets	(13,626)	(592)	—	(14,219)
Increase (decrease) in accounts payable, accrued expenses and income taxes payable	(19,481)	(10,953)	4,381	(26,053)
Other, net	—	—	—	—

Net cash used in operating activities	25,383	(15,739)	—	9,644
Cash flows used in investing activities:
Cash paid in connection with store acquisitions	(132,262)	26,139	—	(106,123)
Capital expenditures	(25,988)	(1,457)	—	(27,445)
Proceeds from disposal of property and equipment	162	—	—	162

Net cash used in investing activities	(158,088)	24,682	—	(133,406)
Cash flows provided by financing activities:
Repayments of loans, notes payable and long-term obligations	(385,438)	(2,111)	—	(387,549)
Proceeds from loans, notes payable and long-term obligations	523,609	—	—	523,609
Debt retirement costs	(6,218)	—	—	(6,218)
Capital contributions and proceeds from issuance of common stock and exercise of options, net of retirements	4,734	—	—	4,734

Net cash provided by financing activities	136,687	(2,111)	—	134,576
Effect of exchange rate changes on cash and cash equivalents	14	1,480	—	1,494

Net decrease in cash and cash equivalents	3,995	8,312	—	12,308
Cash and cash equivalents at beginning of period	4,395	571	—	4,966

Cash and cash equivalents at end of period	$8,390	$8,883	$—	$17,274

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

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 31, 2005

	AAH and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations		Consolidated
	(Unaudited)
	(Dollars in thousands)

Cash flows provided by operating activities:
Net income (loss)	$12,454	$4,972		$(5,166)	$12,260
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	17,924	678			18,602
Amortization of deferred financing costs	1,582	—			1,582
Deferred rent	32	—			32
Provision for doubtful accounts	627	168			795
Deferred income tax expense (benefit)	1,242	1			1,243
(Gain) loss on disposal of property, plant and equipment	30	4			34
Undistributed loss in unconsolidated joint venture	987	—			987
Write-off of deferred financing costs	3,988	—			3,988
Equity based compensation	335	—			335
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(847)	(307)			(1,154)
(Increase) decrease in inventories	(16,038)	(2,903)		306	(18,635)
Decrease (increase) in prepaid expenses, other current assets and other, net	1,009	(383)			626
(Decrease) increase in accounts payable, accrued expenses, income taxes payable and other liabilities	(10,933)	864		4,860	(5,209)

Net cash provided by operating activities	12,392	3,094		—	15,486
Cash flows used in investing activities:
Cash paid in connection with Party City Acquisition	(325,562)	—			(325,562)
Capital expenditures	(16,119)	(932)			(17,051)
Proceeds from disposal of property, plant and equipment	22	66			88

Net cash used in investing activities	(341,659)	(866)			(342,525)
Cash flows provided by (used in) financing activities
Proceeds from loans, notes payable and long-term obligations, net of debt issuance costs	372,813	—			372,813
Repayment of loans, notes payable and long-term obligations	(206,155)	(217)			(206,372)
Capital contributions	167,049	—			167,049
Purchase of common stock from officers	(109)	—			(109)

Net cash provided by (used in) financing activities	333,598	(217)			333,381
Effect of exchange rate changes on cash and cash equivalents	211	(2,060)			(1,849)

Net increase (decrease) in cash and cash equivalents	4,542	(49)			4,493
Cash and cash equivalents at beginning of period	3,153	1,099			4,252

Cash and cash equivalents at end of period	$7,695	$1,050	$		$8,745

SCHEDULE II

AMSCAN HOLDINGS, INC.

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007, 2006 and 2005

	Beginning			Ending
	Balance	Write-Offs	Additions	Balance
	(Dollars in thousands)

Allowance for Doubtful Accounts:
For the year ended December 31, 2005	$2,593	$1,590	$795	$1,798
For the year ended December 31, 2006	1,798	1,315	1,668	2,151
For the year ended December 31, 2007	2,151	804	1,290	2,637
Inventory Reserves:
For the year ended December 31, 2005	$984	$1,859	$3,061	$2,186
For the year ended December 31, 2006	2,186	3,051	6,168	5,303
For the year ended December 31, 2007	5,303	1,459	6,572	10,416