Form 10-Q
period 2008-03-31
AMSCAN HOLDINGS INC
filed 2008-05-15
CIK 1024729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 15, 2008, 1,000.00 shares of Registrant’s common stock were outstanding.

AMSCAN HOLDINGS, INC.
FORM 10-Q
March 31, 2008
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

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
	(unaudited)	(Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$14,892	$17,274
Accounts receivable, net of allowances	99,070	98,425
Inventories, net of allowances	335,950	319,621
Prepaid expenses and other current assets	54,299	62,046

Total current assets	504,211	497,366
Property, plant and equipment, net	173,271	174,198
Goodwill	549,061	558,943
Trade names	172,883	186,187
Other intangible assets, net	68,740	42,526
Other assets, net	33,226	39,625

Total assets	$1,501,392	$1,498,845

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$192,798	$153,170
Accounts payable	110,032	120,293
Accrued expenses	84,233	94,328
Income taxes payable	5,952	12,581
Current portion of long-term obligations	8,660	8,620

Total current liabilities	401,675	388,992
Long-term obligations, excluding current portion	582,169	584,336
Deferred income tax liabilities	99,280	94,360
Deferred rent and other long-term liabilities	11,220	21,789

Total liabilities	1,094,344	1,089,477

Redeemable common securities	35,359	33,782

Commitments and contingencies

Stockholders’ equity:

Common Stock ($0.01 par value; 40,000.00 shares authorized; 30,436.96 shares issued and outstanding at March 31, 2008 and December 31, 2007)	—	—
Additional paid-in capital	325,763	326,741
Retained earnings	43,957	46,494
Accumulated other comprehensive income	1,969	2,351

Total stockholders’ equity	371,689	375,586

Total liabilities, redeemable common securities and stockholders’ equity	$1,501,392	$1,498,845

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Net sales	$325,032	$243,529
Royalties and franchise fees	5,342	4,895

Total revenues	330,374	248,424

Expenses:
Cost of sales	214,685	165,823
Selling expenses	10,749	10,480
Retail operating expenses	57,926	34,883
Franchise expenses	3,631	3,350
General and administrative expenses	31,503	24,132
Art and development costs	3,102	2,919

Total expenses	321,596	241,587

Income from operations	8,778	6,837

Interest expense, net	14,308	14,075
Other (income) expense, net	(486)	(138)

Income (loss) before income taxes and minority interests	(5,044)	(7,100)

Income tax expense (benefit)	(1,912)	(2,706)
Minority interests	(595)	8

Net income (loss)	$(2,537)	$(4,402)

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2008
(Dollars in thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income / (Loss)	Total

Balance at December 31, 2007	30,436.96	$—	$326,741	$46,494	$2,351	$375,586
Net income (loss)				(2,537)		(2,537)
Net change in cumulative translation adjustment					115	115

Change in fair value of interest rate swap contracts, net of income tax benefit					(407)	(407)

Change in fair value of foreign exchange contracts, net of income tax benefit					(90)	(90)

Comprehensive income (loss)						(2,919)
Revaluation of redeemable common securities			(1,576)			(1,576)
Equity based compensation expense			598			598

Balance at March 31, 2008	30,436.96	$—	$325,763	$43,957	$1,969	$371,689

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows provided by (used in) operating activities:
Net income (loss)	$(2,537)	$(4,402)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	11,173	9,940
Amortization of deferred financing costs	493	663
Provision for doubtful accounts	440	448
Deferred income tax expense (benefit)	(2,186)	(1,046)
Deferred rent	350	593
Undistributed (income) loss in unconsolidated joint venture	(514)	51
Loss (gain) on disposal of equipment	20	45
Equity based compensation	598	367
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	596	(319)
(Increase) decrease in inventories	(16,329)	(7,615)
(Increase) decrease in prepaid expenses and other current assets	5,132	(2,034)
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(25,488)	(38,035)
Other, net	—	5

Net cash provided by (used in) operating activities	(28,252)	(41,339)

Cash flows provided by (used in) investing activities:
Cash paid in connection with acquisitions	—	(350)
Capital expenditures	(11,493)	(3,799)
Proceeds from disposal of property and equipment	59	—

Net cash provided by (used in) investing activities	(11,434)	(4,149)

Cash flows provided by (used in) financing activities:
Repayment of loans, notes payable and long-term obligations	(1,437)	(125)
Proceeds from loans, notes payable and long-term obligations, net of debt issuance costs	38,646	43,835
Capital contributions and proceeds from issuance of common stock and exercise of options, net of retirements	—	28

Net cash provided by (used in) financing activities	37,209	43,738

Effect of exchange rate changes on cash and cash equivalents	95	134

Net increase (decrease) in cash and cash equivalents	(2,382)	(1,616)
Cash and cash equivalents at beginning of period	17,274	4,966

Cash and cash equivalents at end of period	$14,892	$3,350

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 1 – Description of Business
          Amscan Holdings, Inc. (“Amscan”, “AHI” or the “Company”) designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic balloons, accessories, novelties, gifts and stationery throughout the world, including in North America, South America, Europe, Asia and Australia. In addition, the Company operates specialty retail party supply stores in the United States, and franchises both individual stores and franchise areas throughout the United States and Puerto Rico, under the names Party City, Party America, The Paper Factory and Halloween USA. The Company also operates specialty retail party and social expressions supply stores under the name Factory Card & Party Outlet.
Note 2 – Acquisitions
Party City Franchise Group Transaction
     Party City completed the acquisition of 55 stores from franchisees in a series of transactions involving Party City, Party City Franchise Group Holdings, LLC (“Party City Holdings”), a majority owned subsidiary of Party City, and Party City Franchise Group, LLC (“PCFG”), a wholly-owned subsidiary of Party City Holdings on November 2, 2007. PCFG operates the acquired 55 stores together with 11 previously owned stores in the Florida and Georgia regions.
     PCFG and Party City Holdings are unrestricted subsidiaries under the Company’s existing credit facilities and the new PCFG credit facility is a stand alone facility which is not guaranteed by the Company or its other subsidiaries. As part of an ongoing review of purchase price allocation, during the first quarter 2008 the Company re-allocated $28,429 of the purchase price to other intangible assets, representing franchise rights. Trade names were reduced by $13,305 and deferred tax liability was increased by $5,550. As a result, goodwill decreased by $9,574.
The Factory Card & Party Outlet Acquisition
     The Company completed its merger with Factory Card & Party Outlet Corp. (“FCPO”), on November 16, 2007.
Note 3 – Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007, and the audited balance sheet as of December 31, 2007, include the accounts of the Company and its majority-owned and controlled entities. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items and reclassification of prior year amounts to conform to current year presentation) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008. Our business is subject to substantial seasonal variations, as our retail segment has realized a significant portion of its net sales, cash flow and net income in the fourth quarter of each year, principally due to its Halloween season sales in October and, to a lesser extent, other holiday season sales at the end of the calendar year. We expect that this general pattern will continue. Our results of operations may also be affected by industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.
Note 4 – Inventories
          Inventories consisted of the following:

	March 31,	December 31,
	2008	2007
Finished goods	$315,836	$299,436
Raw materials	12,535	13,690
Work in process	7,579	6,495

	$335,950	$319,621

  AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
     Inventories are valued at the lower of cost or market. The Company determines the cost of inventory at its retail stores using either the weighted average or retail inventory method, which approximate the first-in, first-out method. All other inventory cost is determined using the first-in, first-out method.
Note 5 – Income Taxes
          The consolidated income tax expense (benefit) for the three months ended March 31, 2008 and 2007 were determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2008 and 2007, respectively. The differences between the consolidated effective income tax rate and the U.S. federal statutory rate are primarily attributable to state income taxes and available domestic manufacturing deductions.
Note 6 — Restructuring
     In connection with the acquisition of Party America in 2006, $4,100 has been accrued related to plans to restructure Party America’s administrative operations and involuntarily terminate a limited number of Party America personnel. To date the Company has incurred $2,115 in restructuring and exit costs, including $115 in the first quarter of 2008 with the balance to be incurred during 2008. The Company also incurred $1,700 in employee retention expense to date.
     In connection with the Factory Card and Party Outlet Acquisition in 2007, $3,800 has been accrued related to plans to restructure Factory Card and Party Outlet’s merchandising assortment and administrative operations and involuntarily terminate a limited number of Factory Card and Party Outlet personnel. Charges of $422 were taken against this reserve in the first quarter of 2008.
     In connection with the Party City Franchise Group Transaction in 2007, $1,000 has been accrued related to plans to restructure PCFG’s merchandising assortment and administrative operations and involuntarily terminate a limited number of PCFG personnel.  We anticipate fully utilizing this reserve during 2008.
Note 7 – Comprehensive Income (Loss)
          Comprehensive income (loss) consisted of the following:

	Three months ended March 31,
	2008	2007
Net income (loss)	$(2,537)	$(4,402)
Net change in cumulative translation adjustment	114	179
Change in fair value of interest rate swap contracts, net of income tax expense (benefit) of $(239), $(85)	(407)	(144)
Change in fair value of foreign exchange contracts, net of income tax expense (benefit) of $(53), $(81)	(90)	(139)

Comprehensive income (loss)	$(2,920)	$(4,506)

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 8 – Capital Stock
          At March 31, 2008 and December 31, 2007, the Company’s authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding and 40,000.00 shares of common stock, $0.01 par value, of which 30,436.96 were issued and outstanding.
          Certain employee stockholders owned 893.79 shares of AAH common stock at both March 31, 2008 and December 31, 2007. Under the terms of the AAH stockholders’ agreement dated April 30, 2004, as amended, the Company has an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders can require the Company to purchase all of their shares held by the former employee. The purchase price as prescribed in the stockholders’ agreement is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by the Company to certain employee stockholders based on the estimated fair market value of fully paid and vested common securities is classified as redeemable common securities on the consolidated balance sheet, with a corresponding adjustment to stockholders’ equity. As there is no active market for the Company’s common stock, the Company estimated the fair value of its common stock based on a valuation calculated using a multiple of earnings.
          At March 31, 2008 and December 31, 2007, the aggregate amount that may be payable by the Company to employee stockholders and option holders, based on the estimated market value, was approximately $21,915 and $20,338, respectively.
          Certain employee shareholders of PCFG owned 13,444 shares of PCFG common stock. Under certain circumstances if those shareholders become former employees, they can require PCFG to repurchase all their shares.
           At March 31, 2008 and December 31, 2007, the aggregate amount that may be payable to employee stockholders, based on the estimated market value, was approximately $13,444.
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
          The Company’s industry segment data for the three months ended March 31, 2008 and March 31, 2007 is as follows:

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2008
Revenues:
Net sales	$164,319	$214,157	$378,476
Royalties and franchise fees		5,342	5,342

Total revenues	164,319	219,499	383,818
Eliminations	(53,444)		(53,444)

Net revenues	$110,875	$219,499	$330,374

Income from operations	$11,735	$(2,956)	$8,779

Interest expense, net			14,308
Other (income) expense, net			(486)

Income (loss) before income taxes and minority interests			$(5,043)

Long-lived assets	$416,447	$574,982	$991,429

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2007
Revenues:
Net sales	$139,993	$135,409	$275,402
Royalties and franchise fees		4,895	4,895

Total revenues	139,993	140,304	280,297
Eliminations	(31,873)		(31,873)

Net revenues	$108,120	$140,304	$248,424

Income from operations	$7,894	$(1,057)	$6,837

Interest expense, net			14,075
Other (income) expense, net			(138)

Income (loss) before income tax benefit and minority interests			$(7,100)

Long-lived assets	$452,732	$393,913	$846,645

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
Geographic Segments
          The Company’s export sales, other than inter-company sales between geographic areas, are not material. Inter-company sales between geographic areas primarily consist of sales of finished goods for distribution in foreign markets, and are made at cost plus a share of operating profit. No single foreign operation is significant to the Company’s consolidated operations.
Note 10 – Legal Proceedings
          The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.
Note 11 – Stock Option Plan
          The Company recorded $598 and $367 of stock-based compensation in general and administrative expenses during the three months ended March 31, 2008 and 2007, respectively.
          There were no options exercised during the three-month period ended March 31, 2008. There are options to purchase 3,572.1448 shares of common stock outstanding at March 31, 2008.
Note 12 — Long Term Obligations
          On May 25, 2007, the Company and its parent company, AAH Holdings, Inc., entered into (i) a Term Loan Credit Agreement (the “Term Loan Credit Agreement”), and (ii) an ABL Credit Agreement (the “ABL Credit Agreement”).
Term Loan Credit Agreement
          The Term Loan Credit Agreement consists of a $375,000 term loan, the proceeds of which were used to refinance certain existing indebtedness and to pay transactions costs.
          The Company is required to repay the term loan in quarterly installments of 0.25% of their funded total principal amount, beginning March 31, 2008 and ending March 31, 2013, with the remaining amount payable on the maturity date of May 25, 2013.
                     At March 31, 2008, the balance of the Term Loan was $371,250.
ABL Credit Agreement
          The Company has a committed revolving credit facility in an aggregate principal amount of up to $250,000 (as amended) for working capital, general corporate purposes and the issuance of letters of credit. The ABL Credit Agreement provides for (a) extension of credit in the form of revolving loans at any time and from time to time during the period ended May 25, 2012 (the “Availability Period”), in an aggregate principal amount at any time outstanding not in excess of $250,000, subject to the borrowing base described below, (b) commitments to obtain credit, at any time and from time to time during the Availability Period, in the form of swing line loans, in an aggregate principal amount at any time outstanding not in excess of $10,000 and (c) the ability to utilize letters of credit, in an aggregate face amount at any time outstanding not in excess of $25,000 to support payment obligations incurred in the ordinary course of business by the Company and its subsidiaries.
          The ABL Credit Agreement also contains certain customary affirmative covenants and events of default.
          Borrowings under the ABL Credit Agreement were $186,797, and outstanding standby letters of credit under the ABL Credit Agreement totaled $12,872 at March 31, 2008.
PCFG Credit Agreement
     On November 2, 2007, PCFG entered into a credit agreement (the “PCFG Credit Agreement”), among PCFG, CIT Group/Business Credit, Inc., as Administrative Agent and Collateral Agent, Newstar Financial, Inc., as Syndication Agent, CIT Capital Securities LLC, as Sole Arranger, and the Lenders party thereto. PCFG and Party City Franchise Group Holdings, LLC (“Party City Holdings”), the sole member of PCFG and an indirect majority owned subsidiary of the Company, have been designated by the Board of Directors of the Company as “Unrestricted Subsidiaries” pursuant to the Company’s existing ABL Credit Agreement, and the indenture governing its 8.75% Senior Subordinated Notes and neither PCFG nor Party City Holdings is a guarantor of the Company’s existing credit facilities or indenture.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
In addition, PCFG’s credit facility is a stand alone facility for PCFG and is not guaranteed by the Company or its other subsidiaries.
At March 31, 2008, the balance of the PCFG Term Loan was $29,000. Borrowings under the PCFG Revolver were $6,001, and there were no outstanding standby letters of credit.
Note 13 – Recently Issued Accounting Standards
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51. SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS No. 141(R) and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 141(R) and SFAS No. 160 would have on its financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 allows an entity to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company did not elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards. Therefore, the adoption of SFAS No. 159 had no impact to the consolidated financial statements of the Company.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company-specific data. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued Staff Position 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. The Company does not believe that the adoption of SFAS No. 157 for its non-financial assets and liabilities, effective January 1, 2009, will have a material impact to the consolidated financial statements. The Company adopted SFAS No. 157 effective January 1, 2008 for its financial assets and liabilities and this adoption did not have a material impact to the condensed consolidated financial statements.
Note 14 – Condensed Consolidating Financial Information
          Borrowings under the Term Loan Credit Agreement, the ABL Credit Agreement and the Company’s 8.75% $175,000 senior subordinated notes are guaranteed jointly and severally, fully and unconditionally, by the following wholly-owned domestic subsidiaries of the Company (the “Guarantors”):
•	Amscan Inc.

•	Am-Source, LLC

•	Anagram Eden Prairie Property Holdings LLC

•	Anagram International, Inc.

•	Anagram International Holdings, Inc.

•	Anagram International, LLC

•	Gags & Games, Inc.

•	JCS Packaging Inc. (formerly JCS Realty Corp.)

•	M&D Industries, Inc.

•	Party City Corporation

•	PA Acquisition Corporation

•	SSY Realty Corp.

•	Trisar, Inc.

•	Factory Card & Party Outlet Corp.

Non-guarantor subsidiaries (“Non-guarantors”) include the following:

•	Amscan (Asia-Pacific) Pty. Ltd.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
•	Amscan de Mexico, S.A. de C.V.

•	Amscan Distributors (Canada) Ltd.

•	Anagram Espana, S.A.

•	Anagram France S.C.S.

•	Amscan Holdings Limited

•	Anagram International (Japan) Co., Ltd.

•	Amscan Partyartikel GmbH

•	JCS Hong Kong Ltd.

•	Party City Franchise Group Holdings, LLC
         The following information presents condensed consolidating balance sheets at March 31, 2008 and December 31, 2007, and the condensed consolidating statements of operations for the three months ended March 31, 2008 and 2007, and the related condensed consolidating statements of cash flows for the three months ended March 31, 2008 and 2007, for the combined Guarantors and the combined Non-guarantors, together with the elimination entries necessary to consolidate the entities comprising the combined companies.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2008

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,662	$9,230	$—	$14,892
Accounts receivable, net of allowances	80,023	19,047	—	99,070
Inventories, net of allowances	298,593	38,245	(888)	335,950
Prepaid expenses and other current assets	50,534	3,765	—	54,299

Total current assets	434,812	70,287	(888)	504,211
Property, plant and equipment, net	166,796	6,475	—	173,271
Goodwill	516,233	32,828	—	549,061
Trade names	172,883	—		172,883
Other intangible assets, net	41,131	27,609	—	68,740
Other assets, net	103,638	(21,022)	(49,390)	33,226

Total assets	$1,435,493	$116,177	$(50,278)	$1,501,392

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	186,797	6,001	—	192,798
Accounts payable	93,385	16,647	—	110,032
Accrued expenses	74,591	9,642	—	84,233
Income taxes payable	6,550	(471)	(127)	5,952
Current portion of long-term obligations	6,596	2,064	—	8,660

Total current liabilities	367,919	33,883	(127)	401,675
Long-term obligations, excluding current portion	555,156	27,013	—	582,169
Deferred income tax liabilities	98,566	714	—	99,280
Other	17,902	42,863	(49,545)	11,220

Total liabilities	1,039,543	104,473	(49,672)	1,094,344

Redeemable common securities	21,915	13,444	—	35,359

Commitments and contingencies

Stockholders’ equity:
Common Stock	—	339	(339)	—
Additional paid-in capital	325,716	47	—	325,763
Retained earnings	46,351	(2,046)	(347)	43,958
Accumulated other comprehensive income (loss)	1,968	(80)	80	1,968

Total stockholders’ equity	374,035	(1,740)	(606)	371,689

Total liabilities, redeemable common securities and stockholders’ equity	$1,435,493	$116,177	$(50,278)	$1,501,392

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

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2008

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$286,760	$43,873	$(5,601)	$325,032
Royalties and franchise fees	5,342	—	—	5,342

Total revenues	292,102	43,873	(5,601)	330,374

Expenses:
Cost of sales	192,850	27,092	(5,257)	214,685
Selling expenses	8,188	2,561	—	10,749
Retail operating expenses	47,904	10,022	—	57,926
Franchise expenses	3,631	—	—	3,631
General and administrative expenses	27,305	4,528	(330)	31,503
Art and development costs	3,102	—	—	3,102

Total expenses	282,980	44,203	(5,587)	321,596

Income (loss) from operations	9,122	(330)	(14)	8,778

Interest expense, net	13,354	954	—	14,308
Other (income) expense, net	(1,637)	22	1,129	(486)

Income (loss) before income taxes and minority interests	(2,595)	(1,306)	(1,143)	(5,044)

Income tax expense (benefit)	(2,116)	331	(127)	(1,912)
Minority interests	—	(595)	—	(595)

Net income (loss)	$(479)	$(1,042)	$(1,016)	$(2,537)

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2007

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$230,226	$17,727	$(4,424)	$243,529
Royalties and franchise fees	4,895	—		4,895

Total revenues	235,121	17,727	(4,424)	248,424

Expenses:
Cost of sales	158,004	12,372	(4,553)	165,823
Selling expenses	8,111	2,369		10,480
Retail operating expenses	34,883	—		34,883
Franchise expenses	3,350	—		3,350
General and administrative expenses	22,342	2,120	(330)	24,132
Art and development costs	2,919	—		2,919

Total expenses	229,609	16,861	(4,883)	241,587

Income (loss) from operations	5,512	866	459	6,837

Interest expense, net	14,046	29		14,075
Other (income) expense, net	(965)	83	744	(138)

Income (loss) before income taxes and minority interests	(7,569)	754	(285)	(7,100)

Income tax expense (benefit)	(3,085)	331	48	(2,706)
Minority interests	—	8		8

Net income (loss)	$(4,484)	$415	$(333)	$(4,402)

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months Ended March 31, 2008

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:
Net income (loss)	$(479)	$(1,042)	$(1,016)	$(2,537)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	9,756	1,417	—	11,173
Amortization of deferred financing costs	493	—	—	493
Provision for doubtful accounts	380	60	—	440
Deferred income tax expense (benefit)	(2,186)	—	—	(2,186)
Deferred rent	350	—	—	350
Undistributed (income) loss in unconsolidated joint venture	(514)	—	—	(514)
Loss (gain) on disposal of equipment	49	(29)	—	20
Equity based compensation	598	—	—	598
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	2,335	(1,739)	—	596
(Increase) decrease in inventories	(15,796)	(877)	344	(16,329)
(Increase) decrease in prepaid expenses and other current assets	1,628	3,504	—	5,132
Increase (decrease) in accounts payable, accrued expenses and income taxes payable	(20,902)	(5,258)	672	(25,488)
Other, net	—	—	—	—

Net cash provided by (used in) operating activities	(24,288)	(3,964)	—	(28,252)

Cash flows provided by (used in) investing activities:
Capital expenditures	(10,569)	(924)	—	(11,493)
Proceeds from disposal of property and equipment	—	59	—	59

Net cash provided by (used in) investing activities	(10,569)	(865)	—	(11,434)

Cash flows provided by (used in) financing activities:
Repayments of loans, notes payable and long-term obligations	(937)	(500)	—	(1,437)
Proceeds from loans, notes payable and long-term obligations	33,145	5,501	—	38,646

Net cash provided by (used in) financing activities	32,208	5,001	—	37,209
Effect of exchange rate changes on cash and cash equivalents	(81)	176	—	95

Net decrease in cash and cash equivalents	(2,730)	348	—	(2,382)
Cash and cash equivalents at beginning of period	8,391	8,883	—	17,274

Cash and cash equivalents at end of period	$5,661	$9,231	$—	$14,892

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2007

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations		Consolidated
Cash flows provided by (used in) operating activities:
Net income (loss)	$(4,483)	$415		$(334)	$(4,402)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	9,705	235		—	9,940
Amortization of deferred financing costs	663	—		—	663
Provision for doubtful accounts	411	37		—	448
Deferred income tax benefit	(1,046)	—		—	(1,046)
Deferred rent	593	—		—	593
Undistributed (income) loss in unconsolidated joint venture	51	—		—	51
Loss (gain) on disposal of equipment	45	—		—	45
Equity based compensation	367	—		—	367
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	2,867	(3,186)		—	(319)
(Increase) decrease in inventories	(8,753)	1,267		(129)	(7,615)
(Increase) decrease in prepaid expenses and other current assets	(1,415)	(619)			(2,034)
Increase (decrease) in accounts payable, accrued expenses and income taxes payable	(39,894)	1,811		48	(38,035)
Other, net	(480)	70		415	5

Net cash provided by (used in) operating activities	(41,369)	30		—	(41,339)

Cash flows provided by (used in) investing activities:
Cash paid in connection with store acquisitions	(350)				(350)
Capital expenditures	(3,722)	(77)		—	(3,799)

Net cash provided by (used in) investing activities	(4,072)	(77)		—	(4,149)

Cash flows provided by (used in) financing activities:
Repayment of loans, notes payable and long-term obligations	(73)	(52)		—	(125)
Proceeds from short-term obligations	43,835	—		—	43,835
Proceeds from capital contribution and exercise of options	28	—		—	28

Net cash provided by (used in) financing activities	43,790	(52)		—	43,738
Effect of exchange rate changes on cash and cash equivalents	(31)	165		—	134

Net increase (decrease) in cash and cash equivalents	(1,682)	66		—	(1,616)
Cash and cash equivalents at beginning of period	4,395	571			4,966

Cash and cash equivalents at end of period	$2,713	$637	$		$3,350

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     As described in more detail in Note 2, in the fourth quarter of 2007, the Company formed Party City Franchise Group LLC and acquired Factory Card & Party Outlet. Therefore, all comparisons between the first quarters of 2008 and 2007 reflect the facts that (1) sales to these entities by wholesale were eliminated in the first quarter of 2008 but not in the first quarter of 2007, and (2) sales and operating results by these entities are included in retail in the first quarter 2008 but not 2007.
THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007
     The following tables set forth the Company’s operating results as a percentage of total revenues and total revenues, for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Revenues:
Net sales	98.4%	98.0%
Royalties and franchise fees	1.6	2.0

Total revenues	100.0	100.0

Expenses:
Cost of sales	65.0	66.8
Selling expenses	3.3	4.2
Retail operating expenses	17.5	14.0
Franchise expenses	1.1	1.3
General and administrative expenses	9.5	9.7
Art and development costs	0.9	1.2

Total expenses	97.3	97.2

Income from operations	2.7	2.8

Interest expense, net	4.3	5.7
Other (income) expense, net	(0.1)	(0.1)

Income (loss) before income taxes and minority interests	(1.5)	(2.9)

Income tax expense (benefit)	(0.6)	(1.1)
Minority interests	(0.2)	0.0

Net income (loss )	(0.8%)	(1.8%)

	Three Months Ended March 31,
	2008		2007
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue
Revenues
Sales
Wholesale	$164,319	49.7%	$139,993	56.4%
Eliminations	(53,444)	(16.2)	(31,873)	(12.8)

Net wholesale	110,875	33.6	108,120	43.5
Retail	214,157	64.8	135,409	54.5

Total net sales	325,032	98.4	243,529	98.0
Franchise related	5,342	1.6	4,895	2.0

Total revenues	$330,374	100.0%	$248,424	100.0%

Wholesale
     Net sales, at wholesale, for the quarter ended March 31, 2008 of $110.9 million were $2.8 million or 2.6% higher than sales for the quarter ended March 31, 2007. Net sales for the quarter ended March 31, 2008 reflect the elimination of inter-company sales to PCFG and FCPO. Had the PCFG and FCPO acquisitions occurred January 1, 2007, the Company would have eliminated $10.5 million of sales during the quarter ended March 31, 2007. Accordingly, net sales for the quarter ended March 31, 2008, at wholesale of $110.9 million were $13.3 million or 13.6% higher than adjusted sales for the quarter ended March 31, 2007.
     Net sales to party superstores, including sales to our retail franchisees, totaled $ 37.5 million and were 16.1% higher than the adjusted 2007 sales to party superstores. International sales totaled $ 20.4 million and were 15.1 % higher than in 2007, principally due to the strong demand for our party goods at European national accounts. Net sales of metallic balloons were $ 25.5 million or 17.9% higher than in 2007, primarily due to higher Valentine’s Day sales. Net sales to other retail channels (principally mass merchant, drug, craft and contract manufacturing) were $ 27.2 million,or 1.7% higher than 2007.
Retail
     Net retail sales for company-owned stores for the quarter ended March 31, 2008 of $214.1 million were $78.7 million or 58.2% higher than net retail sales for the quarter ended March 31, 2007, reflecting the additional sales of $79.4 million of FCPO and PCFG.
     Net retail sales of Party City and Party America company-owned stores decreased by $0.8 million or 0.6% compared to 2007. The decrease was caused by a 3.0% decrease in average store count compared to 2007, partly offset by a 2.4% increase in same store sales.
Gross Profit
     The following table sets forth the Company’s consolidated gross profit on net sales for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008		2007
	Dollars in	% of associated	Dollars in	% of associated

Net Wholesale	$37,240	33.6%	$32,566	30.1%
Net Retail	73,107	34.1%	45,140	33.3%

Total Gross Profit	$110,347	33.9%	$77,706	31.9%

     The gross profit margin on net sales at wholesale for the quarter ended March 31, 2008 was 33.6% or 400 basis points higher than in 2007. The increase in gross profit margin principally reflects reduced emphasis on full case sales, which had lower margins, and other changes in product mix.
     Retail gross profit margin for the quarter ended March 31, 2008 was 34.1%, or 80 basis points higher than in the quarter ended March 31, 2007, primarily due to changes in product mix.
Operating expenses
     Selling expenses of $10.7 million for the quarter-ended March 31, 2008 were $0.2 million higher than for the quarter ended March 31, 2007 principally due to increases in base compensation and employee benefits. As a percent of total revenues, selling expenses were 3.3% for the quarter ended March 31, 2008, or 90 basis points lower than for the quarter ended March 31, 2007 as a result of increased sales.
     Retail operating expenses for the quarter ended March 31, 2008 totaled $57.9 million, or $23.1 million higher than in the prior year quarter, principally due to the inclusion of PCFG and FCPO operating expenses of $22.8 million.
     General and administrative expenses of $31.5 million for the quarter ended March 31, 2008 were $7.4 million higher than the prior year quarter, primarily due to the inclusion of PCFG and FCPO expenses of $6.8 million.
Interest expense, net
     Interest expense of $14.3 million for the three months ended March 31, 2008 was $0.2 million higher than for the three months ended March 31, 2007, reflecting higher average borrowings due to the acquisitions made during the fourth quarter of 2007, partially offset by lower Libo rates and lower margin rates resulting from our May 2007 debt refinancing.
Other (income) expense, net
     Other (income) expense, net of $0.5 million principally consists of our share of income from an unconsolidated balloon distribution joint venture located in Mexico.

Income tax expense (benefit)
     Income taxes expense (benefit) for the quarters ended March 31, 2008 and 2007 were based upon the estimated consolidated effective income tax rates of 37.9% and 38.1% for the years ending December 31, 2008 and 2007, respectively. The decrease in the 2008 effective income tax rate is primarily attributable to a lower average state income tax rate.
Liquidity and Capital Resources
     Generally, due to the seasonal nature of the Company’s retail operations, the first quarter combination of lower operating results and building inventory for the later quarters causes a net use of cash in operations.
     Net cash used in operating activities was $28.3 million in the first quarter 2008 compared to $41.3 million in the first quarter 2007.
     Net income, after adjusting for non-cash charges, provided cash of $7.8 million in 2008 compared to $6.7 million in 2007. Changes in working capital resulted in use of cash of $36.1 million in 2008 compared to $48.0 million in 2007 as the result of the increase in inventory to build for spring and summer party events, and the payment of Halloween and other fourth quarter seasonal trade payables following the year-end.
     Investing activities relate to property additions for new stores, store improvements and renovations, and investments in our distribution facilities and computer systems, resulted in cash outlays for capital additions of $11.4 million in the first quarter 2008 compared to $3.8 million in 2007.
     Cash flows from financing activities were $37.2 million in 2008 compared to $43.7 million in 2007. Proceeds from loans under our revolving credit facilities to fund our operating and investing activities noted above were the main sources in both years.
     Required repayments on our term debt for the remainder of the year will be $2.8 million. At March 31, 2008, we had $50.3 million of availability remaining on our primary revolving credit agreement, and PCFG had $14.0 million available under its separate revolving credit agreement.
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
Seasonality
Wholesale Operations
     Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines and customer base and increased promotional activities, the impact of seasonality on our quarterly results of wholesale operations has been limited. Promotional activities, including special dating terms, particularly with respect to Halloween and Christmas products sold in the third quarter, and the introduction of our new everyday products and designs during the fourth quarter result in higher accounts receivables and inventory balances and higher interest costs to support these balances.
Retail Operations
     Our retail operations are subject to significant seasonal variations. Historically, this segment has realized a significant portion of its revenues, cash flow and net income in the fourth quarter of the year, principally due to its sales in October for the Halloween season and, to a lesser extent, due to sales for end of year holidays. In addition, the results of retail operations and cash flows may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings and store closings and the timing of the acquisition and disposition of stores.
Cautionary Note Regarding Forward-Looking Statements
     This quarterly report on Form 10-Q may contain “forward-looking statements.” Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project” or “continue” or the negative thereof and similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this quarterly report and in any public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: our inability to satisfy our debt obligations, the reduction of volume of purchases by one or more of our large customers, our inability to collect receivables from our customers, the termination of our licenses, our inability to identify and capitalize on changing design trends and customer preferences, changes in the competitive environment, increases in the costs of raw materials and the possible risks and uncertainties that have been noted in reports filed by us with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we have utilized interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended March 31, 2008 and 2007, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and the loss before income taxes and minority interest for the quarters ended March 31, 2008 and 2007 would have increased by $2.5 million and $1.9 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit and an increase in operating losses of $1.4 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 27, 2007 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31,2008 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 5. Other Information
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

Date: May 15, 2008