Form 10-Q
period 2008-06-30
AMSCAN HOLDINGS INC
filed 2008-08-14
CIK 1024729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
(914) 345-2020
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 14, 2008, 1,000.00 shares of Registrant’s common stock were outstanding.

AMSCAN HOLDINGS, INC.
FORM 10-Q
June 30, 2008

Page
PART I

Item 1 Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2008 and 2007	4

Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2008 and 2007	5

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2008	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	7

Notes to Condensed Consolidated Financial Statements	8

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3 Quantitative and Qualitative Disclosures About Market Risk	29

Item 4 Controls and Procedures	29

PART II

Item 6 Exhibits	30

Signature	31
EX -31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32 Section 906 Certification of CEO and CFO
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATIONS
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

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note 3)

ASSETS
Current assets:
Cash and cash equivalents	$9,566	$17,274
Accounts receivable, net of allowances	99,485	98,425
Inventories, net of allowances	339,893	319,621
Prepaid expenses and other current assets	53,828	62,046

Total current assets	502,772	497,366
Property, plant and equipment, net	177,036	174,198
Goodwill	547,920	558,943
Trade names	172,883	186,187
Other intangible assets, net	66,823	42,526
Other assets, net	30,759	39,625

Total assets	$1,498,193	$1,498,845

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$172,904	$153,170
Accounts payable	94,321	120,293
Accrued expenses	92,881	94,328
Income taxes payable	12,852	12,581
Current portion of long-term obligations	8,751	8,620

Total current liabilities	381,709	388,992
Long-term obligations, excluding current portion	580,128	584,336
Deferred income tax liabilities	99,133	94,360
Deferred rent and other long-term liabilities	11,887	21,789

Total liabilities	1,072,857	1,089,477

Redeemable common securities	37,859	33,782

Commitments and contingencies

Stockholders’ equity:
Common Stock ($0.01 par value; 40,000.00 shares authorized; 30,436.96 shares issued and outstanding at both June 30, 2008 and December 31, 2007)	—	—
Additional paid-in capital	326,358	326,741
Retained earnings	58,627	46,494
Accumulated other comprehensive income	2,492	2,351

Total stockholders’ equity	387,477	375,586

Total liabilities, redeemable common securities and stockholders’ equity	$1,498,193	$1,498,845

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2008	2007
Revenues:
Net sales	$365,174	$273,424
Royalties and franchise fees	6,350	5,747

Total revenues	371,524	279,171

Expenses:
Cost of sales	225,760	175,025
Selling expenses	10,719	10,486
Retail operating expenses	62,565	36,559
Franchise expenses	3,392	3,056
General and administrative expenses	29,987	25,123
Art and development costs	3,590	3,035

Total expenses	336,013	253,284

Income from operations	35,511	25,887

Interest expense, net	12,029	13,907

Other (income) expense, net	(237)	15,841

Income (loss) before income taxes and minority interests	23,719	(3,861)

Income tax expense (benefit)	8,990	(1,459)
Minority interests	60	56

Net income (loss)	$14,669	$(2,458)

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Revenues:
Net sales	$690,206	$516,953
Royalties and franchise fees	11,692	10,642

Total revenues	701,898	527,595

Expenses:
Cost of sales	440,444	340,848
Selling expenses	21,468	20,966
Retail operating expenses	120,491	71,442
Franchise expenses	7,023	6,406
General and administrative expenses	61,490	49,255
Art and development costs	6,692	5,954

Total expenses	657,608	494,871

Income from operations	44,290	32,724

Interest expense, net	26,336	27,982

Other (income) expense, net	(722)	15,705

Income (loss) before income taxes and minority interests	18,676	(10,963)

Income tax expense (benefit)	7,078	(4,165)
Minority interests	(535)	64

Net income (loss)	$12,133	$(6,862)

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2008
(Dollars in thousands, except per share amounts)
(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balance at December 31, 2007	30,436.96	$—	$326,741	$46,494	$2,351	$375,586
Net income				12,133		12,133
Net change in cumulative translation adjustment					100	100

Change in fair value of interest rate swap contracts, net of income tax benefit					(68)	(68)

Change in fair value of foreign exchange contracts, net of income tax expense					109	109

Comprehensive income						12,274
Revaluation of redeemable common securities			(1,578)			(1,578)
Equity based compensation expense			1,195			1,195

Balance at June 30, 2008	30,436.96	$—	$326,358	$58,627	$2,492	$387,477

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows provided by (used in) operating activities:
Net income (loss)	$12,133	$(6,862)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	21,890	19,111
Amortization of deferred financing costs	977	1,141
Provision for doubtful accounts	875	429
Deferred income tax benefit	(2,512)	(1,034)
Deferred rent	876	2,218
Undistributed income in unconsolidated joint venture	(605)	(49)
Loss on disposal of equipment	65	95
Equity based compensation	1,195	853
Debt retirement costs	—	3,783
Write-off of deferred financing costs	—	6,364
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,421)	(4,044)
Increase in inventories	(20,272)	(3,826)
Decrease (increase) in prepaid expenses and other current assets	10,519	(10,756)
Decrease in accounts payable, accrued expenses and income taxes payable	(23,614)	(40,006)
Other, net	—	9

Net cash provided by (used in) operating activities	106	(32,574)

Cash flows used in investing activities:
Cash paid in connection with acquisitions	—	(8,085)
Capital expenditures	(24,488)	(10,432)
Proceeds from disposal of property and equipment	50	1,737

Net cash used in investing activities	(24,438)	(16,780)

Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(4,695)	(394,946)
Proceeds from loans, notes payable and long-term obligations, net of debt issuance costs	18,652	449,136
Debt retirement costs	—	(6,218)
Proceeds from sale of additional minority interest in PCFG	2,500	—
Capital contributions and proceeds from issuance of common stock and exercise of options, net of retirements	—	2,067

Net cash provided by financing activities	16,457	50,039
Effect of exchange rate changes on cash and cash equivalents	167	705

Net (decrease) increase in cash and cash equivalents	(7,708)	1,390
Cash and cash equivalents at beginning of period	17,274	4,966

Cash and cash equivalents at end of period	$9,566	$6,356

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 1 — Description of Business
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
Note 2 — Acquisitions
Party City Franchise Group Transaction
     Party City completed the acquisition of 55 stores from franchisees in a series of transactions involving Party City, Party City Franchise Group Holdings, LLC (“Party City Holdings”), a majority owned subsidiary of Party City, and Party City Franchise Group, LLC (“PCFG”), a wholly-owned subsidiary of Party City Holdings, on November 2, 2007. PCFG operates the acquired 55 stores together with 11 previously owned stores in the Florida and Georgia regions.
     PCFG and Party City Holdings are unrestricted subsidiaries under the Company’s existing credit facilities and the new PCFG credit facility (See Note 12) is a stand alone facility which is not guaranteed by the Company or its other subsidiaries. As part of an ongoing review of purchase price allocation, during the first quarter of 2008, the Company re-allocated $28,429 of the purchase price to other intangible assets, representing franchise rights. Trade names were reduced by $13,305 and deferred tax liability was increased by $5,550. As a result, goodwill decreased by $9,574.
The Factory Card & Party Outlet Acquisition
     The Company completed its acquisition of Factory Card & Party Outlet Corp. (“FCPO”), on November 16, 2007.
Note 3 — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007, and the audited balance sheet as of December 31, 2007, include the accounts of the Company and its majority-owned and controlled entities. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items and reclassification of prior year amounts to conform to current year presentation) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008. Our business is subject to substantial seasonal variations, as our retail segment has realized a significant portion of its net sales, cash flow and net income in the fourth quarter of each year, principally due to its Halloween season sales in October and, to a lesser extent, other holiday season sales at the end of the calendar year. We expect that this general pattern will continue. Our results of operations may also be affected by industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.
Note 4 — Inventories
     Inventories consisted of the following:

	June 30,	December 31,
	2008	2007
Finished goods	$319,633	$299,436
Raw materials	13,326	13,690
Work in process	6,934	6,495

	$339,893	$319,621

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
Note 5 — Income Taxes
     The consolidated income tax expense (benefit) for the three and six months ended June 30, 2008 and 2007 were determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2008 and 2007, respectively. The differences between the consolidated effective income tax rate and the U.S. federal statutory rate are primarily attributable to state income taxes and available domestic manufacturing deductions.
Note 6 — Restructuring
     In connection with the acquisition of Party America in 2006, $4,100 has been accrued related to plans to restructure Party America’s administrative operations and involuntarily terminate a limited number of Party America personnel. To date the Company has incurred $3,755 in restructuring and exit costs, including $1,755 in the six months ended June 30, 2008, with the balance expected to be incurred during the remainder of 2008. The Company also incurred $1,700 in employee retention expense to date.
     In connection with the Factory Card & Party Outlet Acquisition in 2007, $4,100 has been accrued related to plans to restructure Factory Card & Party Outlet’s merchandising assortment and administrative operations and involuntarily terminate a limited number of Factory Card & Party Outlet personnel. Charges of $760 were taken against this reserve in the first six months of 2008.
     In connection with the Party City Franchise Group Transaction in 2007, $1,000 has been accrued related to plans to restructure PCFG’s merchandising assortment and administrative operations and involuntarily terminate a limited number of PCFG personnel. We anticipate fully utilizing this reserve during 2008.
Note 7 — Comprehensive Income (Loss)
     Comprehensive income (loss) consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income (loss)	$14,669	$(2,458)	$12,133	$(6,862)
Cumulative change from adoption of FIN 48		—		(31)

Net change in cumulative translation adjustment	(14)	636	100	815
Change in fair value of interest rate swap contracts, net of income tax expense (benefit) of $199, $120, $(40), and $35	339	203	(68)	59
Change in fair value of foreign exchange contracts, net of income tax expense (benefit) of $117, $(23), $64, and $(104)	199	(39)	109	(178)

Comprehensive income (loss)	$15,193	$(1,658)	$12,274	$(6,197)

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 8 — Capital Stock
     At June 30, 2008 and December 31, 2007, the Company’s authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding and 40,000.00 shares of common stock, $0.01 par value, of which 30,436.96 were issued and outstanding.
     Certain employee stockholders owned 893.79 shares of AAH common stock at both June 30, 2008 and December 31, 2007. Under the terms of the AAH stockholders’ agreement dated April 30, 2004, as amended, the Company has an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders can require the Company to purchase all of their shares. The purchase price as prescribed in the stockholders’ agreement is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by the Company to certain employee stockholders based on the estimated fair market value of fully paid and vested common securities is classified as redeemable common securities on the consolidated balance sheet, with a corresponding adjustment to stockholders’ equity. As there is no active market for the Company’s common stock, the Company estimated the fair value of its common stock based on a valuation calculated using a multiple of earnings.
     At June 30, 2008 and December 31, 2007, the aggregate amount that may be payable by the Company to employee stockholders and option holders, based on the estimated market value, was approximately $21,915 and $20,338, respectively.
     Certain employee shareholders of PCFG owned 15,944 shares of PCFG common stock. Under certain circumstances, if those shareholders are terminated, they can require PCFG to repurchase all of their shares.
     At June 30, 2008 and December 31, 2007, the aggregate amount that may be payable to PCFG employee stockholders, based on the estimated market value, was approximately $15,944 and $13,444, respectively.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 9 — Segment Information
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
     The Company’s industry segment data for the three months ended June 30, 2008 and June 30, 2007 is as follows:

	Wholesale	Retail	Consolidated
Three Months Ended June 30, 2008
Revenues:
Net sales	$154,407	$258,407	$412,814
Royalties and franchise fees	—	6,350	6,350

Total revenues	154,407	264,757	419,164
Eliminations	(47,640)	—	(47,640)

Net Revenues	$106,767	$264,757	$371,524

Income from operations	$8,183	$27,328	$35,511

Interest expense, net			12,029
Other income, net			(237)

Income before income taxes and minority interests			$23,719

Long-lived assets	$412,138	$583,283	$995,421

	Wholesale	Retail	Consolidated
Three Months Ended June 30, 2007
Revenues:
Net sales	$148,770	$164,909	$313,679
Royalties and franchise fees	—	5,747	5,747

Total revenues	148,770	170,656	319,426
Eliminations	(40,255)	—	(40,255)

Net Revenues	$108,515	$170,656	$279,171

Income from operations	$6,082	$19,805	$25,887

Interest expense, net			13,907
Other expense, net			15,841

Loss before income tax benefit and minority interests			$(3,861)

Long-lived assets	$450,432	$399,569	$850,001

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
     The Company’s industry segment data for the six months ended June 30, 2008 and June 30, 2007 is as follows:

	Wholesale	Retail	Consolidated
Six Months Ended June 30, 2008
Revenues:
Net sales	$318,726	$472,564	$791,290
Royalties and franchise fees		11,692	11,692

Total revenues	318,726	484,256	802,982
Eliminations	(101,084)		(101,084)

Net Revenues	$217,642	$484,256	$701,898

Income from operations	$18,918	$25,372	$44,290

Interest expense, net			26,336
Other (income) , net			(722)

Income before income taxes and minority interests			$18,676

Long-lived assets	$412,138	$583,283	$995,421

	Wholesale	Retail	Consolidated
Six Months Ended June 30, 2007
Revenues:
Net sales	$288,763	$300,318	$589,081
Royalties and franchise fees	—	10,642	10,642

Total revenues	288,763	310,960	599,723
Eliminations	(72,128)		(72,128)

Net Revenues	$216,635	$310,960	$527,595

Income from operations	$14,765	$17,959	$32,724

Interest expense, net			27,982
Other expense, net			15,705

Loss before income tax benefit and minority interests			$(10,963)

Long-lived assets	$450,432	$399,569	$850,001

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
Note 10 — Legal Proceedings
     The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.
Note 11 — Stock Option Plan
     The Company recorded $597 and $288 of stock-based compensation in general and administrative expenses during the three-month periods ended June 30, 2008 and 2007, respectively, and $1,195 and $654 during the six-month periods ended June 30, 2008 and 2007, respectively.
     There were no options exercised during the six-month period ended June 30, 2008. There are options to purchase 3,572.1448 shares of common stock outstanding at June 30, 2008.
Note 12 — Long Term Obligations
     On May 25, 2007, the Company and its parent company AAH Holdings, Inc., entered into (i) a Term Loan Credit Agreement (the “Term Loan Credit Agreement”), and (ii) an ABL Credit Agreement (the “ABL Credit Agreement”).
Term Loan Credit Agreement
     The Term Loan Credit Agreement consists of a $375,000 term loan, the proceeds of which were used to refinance certain existing indebtedness and to pay transactions costs.
     The Company is required to repay the term loan in quarterly installments of 0.25% of their funded total principal amount, each quarter until March 31, 2013, with the remaining amount payable on the maturity date of May 25, 2013.
     At June 30, 2008, the balance of the Term Loan was $370,313.
ABL Credit Agreement
     The Company has a committed revolving credit facility in an aggregate principal amount of up to $250,000 (as amended) for working capital, general corporate purposes and the issuance of letters of credit. The ABL Credit Agreement provides for (a) extension of credit in the form of revolving loans at any time and from time to time during the period ending May 25, 2012 (the “Availability Period”), in an aggregate principal amount at any time outstanding not in excess of $250,000, subject to the borrowing base described below, (b) commitments to obtain credit, at any time and from time to time during the Availability Period, in the form of swing line loans, in an aggregate principal amount at any time outstanding not in excess of $10,000 and (c) the ability to utilize letters of credit, in an aggregate face amount at any time outstanding not in excess of $25,000 to support payment obligations incurred in the ordinary course of business by the Company and its subsidiaries.
     The ABL Credit Agreement also contains certain customary affirmative covenants and events of default.
     Borrowings under the ABL Credit Agreement were $166,079, and outstanding standby letters of credit under the ABL Credit Agreement totaled $12,872 at June 30, 2008.
PCFG Credit Agreement
     On November 2, 2007, PCFG entered into a credit agreement (the “PCFG Credit Agreement”), among PCFG, CIT Group/Business Credit, Inc., as Administrative Agent and Collateral Agent, Newstar Financial, Inc., as Syndication Agent, CIT Capital Securities LLC, as Sole Arranger, and the Lenders party thereto. PCFG and Party City Franchise Group Holdings, LLC (“Party City Holdings”), the sole member of PCFG and an indirect majority owned subsidiary of the Company, have been designated by the Board of Directors of the Company as “Unrestricted Subsidiaries” pursuant to the Company’s existing ABL Credit Agreement and the indenture governing its 8.75% Senior Subordinated Notes. Neither PCFG nor Party City Holdings is a guarantor of the Company’s existing credit facilities or indenture. In addition, PCFG’s credit facility is a stand alone facility for PCFG and is not guaranteed by the Company or its other subsidiaries. At June 30, 2008, the balance of the PCFG Term Loan was $28,500. Borrowings under the PCFG Revolver were $6,825, and there were no outstanding standby letters of credit.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 13 — Recently Issued Accounting Standards
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 allows an entity to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company did not elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards. Therefore, the adoption of SFAS No. 159 had no impact on the consolidated financial statements of the Company.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company-specific data. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued Staff Position 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. The Company does not believe that the adoption of SFAS No. 157 for its non-financial assets and liabilities, effective January 1, 2009, will have a material impact on the consolidated financial statements. The Company adopted SFAS No. 157 effective January 1, 2008 for its financial assets and liabilities and this adoption did not have a material impact on the condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 14 — Condensed Consolidating Financial Information
     Borrowings under the Term Loan Credit Agreement, the ABL Credit Agreement and the Company’s 8.75% $175,000 senior subordinated notes issued in April 30, 2004 and due in April 30, 2014 are guaranteed jointly and severally, fully and unconditionally, by the following wholly-owned domestic subsidiaries of the Company (the “Guarantors”):
•	Amscan Inc.

•	Am-Source, LLC

•	Anagram Eden Prairie Property Holdings LLC

•	Anagram International, Inc.

•	Anagram International Holdings, Inc.

•	Anagram International, LLC

•	Gags & Games, Inc.

•	JCS Packaging Inc.

•	M&D Industries, Inc.

•	Party City Corporation

•	PA Acquisition Corporation

•	Factory Card & Party Outlet Corp.

•	SSY Realty Corp.

•	Trisar, Inc.
     Non-guarantor subsidiaries (“Non-guarantors”) include the following:
•	Amscan (Asia-Pacific) Pty. Ltd.

•	Amscan de Mexico, S.A. de C.V.

•	Amscan Distributors (Canada) Ltd.

•	Anagram Espana, S.A.

•	Anagram France S.C.S.

•	Amscan Holdings Limited

•	Anagram International (Japan) Co., Ltd.

•	Amscan Partyartikel GmbH

•	JCS Hong Kong Ltd.

•	Party City Franchise Group Holdings, LLC
     The following information presents condensed consolidating balance sheets at June 30, 2008 and December 31, 2007, and the condensed consolidating statements of operations for the three and six months ended June 30, 2008 and 2007, and the related condensed consolidating statements of cash flows for the six months ended June 30, 2008 and 2007, for the combined Guarantors and the combined Non-guarantors, together with the elimination entries necessary to consolidate the entities comprising the combined companies.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2008

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,479	$5,086	$—	$9,566
Accounts receivable, net of allowances	72,358	27,127	—	99,485
Inventories, net of allowances	302,594	38,235	(935)	339,893
Prepaid expenses and other current assets	50,114	3,714	—	53,828

Total current assets	429,545	74,162	(935)	502,772
Property, plant and equipment, net	167,997	9,039	—	177,036
Goodwill	505,683	42,237	—	547,920
Trade names	172,883	—		172,883
Other intangible assets, net	39,706	27,117	—	66,823
Other assets, net	105,837	(22,829)	(52,249)	30,759

Total assets	$1,421,651	$129,726	$(53,184)	$1,498,193

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$166,079	$6,825	$—	$172,904
Accounts payable	78,711	15,610	—	94,321
Accrued expenses	83,456	9,425	—	92,881
Income taxes payable	13,212	(215)	(145)	12,852
Current portion of long-term obligations	6,709	2,042	—	8,751

Total current liabilities	348,167	33,687	(145)	381,709
Long-term obligations, excluding current portion	553,625	26,503	—	580,128
Deferred income tax liabilities	87,473	11,660	—	99,133
Other	19,980	42,572	(50,665)	11,887

Total liabilities	1,009,245	114,422	(50,810)	1,072,857

Redeemable common securities	21,915	15,944	—	37,859

Commitments and contingencies

Stockholders’ equity:
Common Stock	—	339	(339)	—
Additional paid-in capital	326,312	46	—	326,358
Retained earnings	61,688	(1,075)	(1,986)	58,627
Accumulated other comprehensive income (loss)	2,492	50	(50)	2,492

Total stockholders’ equity	390,492	(640)	(2,375)	387,477

Total liabilities, redeemable common securities and stockholders’ equity	$1,421,652	$129,726	$(53,185)	$1,498,193

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007

	AHI and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,391	$8,883	$—	$17,274
Accounts receivable, net of allowances	81,057	17,368	—	98,425
Inventories, net of allowances	282,954	37,368	(701)	319,621
Prepaid expenses and other current assets	54,810	7,236	—	62,046

Total current assets	427,212	70,856	(701)	497,366
Property, plant and equipment, net	168,033	6,165	—	174,198
Goodwill	509,114	49,829	—	558,943
Trade names	172,883	13,304		186,187
Other intangible assets, net	42,526	—	—	42,526
Other assets, net	111,428	(20,137)	(51,666)	39,625

Total assets	$1,431,195	$120,017	$(52,367)	$1,498,845

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$152,670	$500	$—	$153,170
Accounts payable	100,467	19,826	—	120,293
Accrued expenses	81,600	12,728	—	94,328
Income taxes payable	12,958	(319)	(58)	12,581
Current portion of long-term obligations	6,524	2,096	—	8,620

Total current liabilities	354,219	34,831	(58)	388,992
Long-term obligations, excluding current portion	556,817	27,519	—	584,336
Deferred income tax liabilities	93,523	837	—	94,360
Other	30,327	43,258	(51,796)	21,789

Total liabilities	1,034,886	106,445	(51,854)	1,089,477

Redeemable common securities	20,338	13,444	—	33,782

Commitments and contingencies

Stockholders’ equity:
Common Stock	—	339	(339)	—
Additional paid-in capital	326,695	46	—	326,741
Retained earnings	46,925	(178)	(254)	46,494
Accumulated other comprehensive income (loss)	2,351	(80)	80	2,351

Total stockholders’ equity	375,971	128	(514)	375,586

Total liabilities, redeemable common securities and stockholders’ equity	$1,431,195	$120,017	$(52,367)	$1,498,845

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2008

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$322,892	$48,883	$(6,601)	$365,174
Royalties and franchise fees	6,350	—	—	6,350

Total revenues	329,242	48,883	(6,601)	371,524

Expenses:
Cost of sales	202,048	30,266	(6,554)	225,760
Selling expenses	8,086	2,633	—	10,719
Retail operating expenses	52,437	10,128	—	62,565
Franchise expenses	3,392	—	—	3,392
General and administrative expenses	26,406	3,911	(330)	29,987
Art and development costs	3,590	—	—	3,590

Total expenses	295,959	46,939	(6,884)	336,013

Income from operations	33,283	1,944	283	35,511

Interest expense, net	11,555	474	—	12,029
Other income, net	(2,086)	(90)	1,940	(237)

Income before income taxes and minority interests	23,815	1,561	(1,657)	23,719

Income tax expense	8,479	529	(18)	8,990
Minority interests	—	60	—	60

Net income	$15,336	$972	$(1,639)	$14,669

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2008

	AHI and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$609,652	$92,756	$(12,202)	$690,206
Royalties and franchise fees	11,692	—	—	11,692

Total revenues	621,344	92,756	(12,202)	701,898

Expenses:
Cost of sales	394,896	57,359	(11,811)	440,444
Selling expenses	16,274	5,194	—	21,468
Retail operating expenses	100,341	20,150	—	120,491
Franchise expenses	7,023	—	—	7,023
General and administrative expenses	53,711	8,439	(660)	61,490
Art and development costs	6,692	—	—	6,692

Total expenses	578,937	91,142	(12,471)	657,608

Income from operations	42,407	1,614	269	44,290

Interest expense, net	24,909	1,427	—	26,336
Other income, net	(3,723)	(68)	3,069	(722)

Income before income taxes and minority interests	21,221	255	(2,800)	18,676

Income tax expense	6,363	860	(145)	7,078
Minority interests	—	(535)	—	(535)

Net income (loss)	$14,858	$(70)	$(2,655)	$12,133

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2007

	AHI and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$259,951	$19,495	$(6,022)	$273,424
Royalties and franchise fees	5,747	—		5,747

Total revenues	265,698	19,495	(6,022)	279,171

Expenses:
Cost of sales	167,634	13,302	(5,911)	175,025
Selling expenses	8,116	2,370		10,486
Retail operating expenses	36,559	—		36,559
Franchise expenses	3,056	—		3,056
General and administrative expenses	23,228	2,225	(330)	25,123
Art and development costs	3,035	—		3,035

Total expenses	241,628	17,897	(6,241)	253,284

Income from operations	24,070	1,598	219	25,887

Interest expense, net	13,873	34		13,907
Other expense (income) , net	14,482	(170)	1,529	15,841

(Loss) income before income taxes and minority interests	(4,285)	1,734	(1,310)	(3,861)

Income tax (benefit) expense	(1,897)	479	(41)	(1,459)
Minority interests	—	56		56

Net (loss) income	$(2,388)	$1,199	$(1,269)	$(2,458)

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2007

	AHI and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$490,177	$37,222	$(10,446)	$516,953
Royalties and franchise fees	10,642	—		10,642

Total revenues	500,819	37,222	(10,446)	527,595

Expenses:
Cost of sales	325,638	25,674	(10,464)	340,848
Selling expenses	16,227	4,739		20,966
Retail operating expenses	71,442	—		71,442
Franchise expenses	6,406	—		6,406
General and administrative expenses	45,570	4,345	(660)	49,255
Art and development costs	5,954	—		5,954

Total expenses	471,237	34,758	(11,124)	494,871

Income from operations	29,582	2,464	678	32,724

Interest expense, net	27,919	63		27,982
Other expense (income), net	13,517	(87)	2,275	15,705

(Loss) income before income taxes and minority interests	(11,854)	2,488	(1,597)	(10,963)

Income tax (benefit) expense	(4,982)	810	7	(4,165)
Minority interests	—	64		64

Net (loss) income	$(6,872)	$1,614	$(1,604)	$(6,862)

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six months Ended June 30, 2008

	AHI and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:
Net income (loss)	$14,858	$(70)	$(2,655)	$12,133
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	19,329	2,561	—	21,890
Amortization of deferred financing costs	977	—	—	977
Provision for doubtful accounts	744	131	—	875
Deferred income tax benefit	(2,512)	—	—	(2,512)
Deferred rent	876	—	—	876
Undistributed gain in unconsolidated joint venture	(605)	—	—	(605)
Loss (gain) on disposal of equipment	86	(21)	—	65
Equity based compensation	1,195	—	—	1,195
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	8,469	(9,890)	—	(1,421)
Increase in inventories	(19,796)	(867)	391	(20,272)
Decrease in prepaid expenses and other current assets	7,112	3,407	—	10,519
Decrease in accounts payable, accrued expenses and income taxes payable	(25,165)	(713)	2,264	(23,614)
Other, net	—	—	—	—

Net cash provided by (used in) operating activities	5,568	(5,462)	—	106

Cash flows used in investing activities:
Capital expenditures	(20,654)	(3,834)	—	(24,488)
Proceeds from disposal of property and equipment	—	50	—	50

Net cash used in investing activities	(20,654)	(3,784)	—	(24,438)

Cash flows provided by financing activities:
Repayments of loans, notes payable and long-term obligations	(3,633)	(1,062)	—	(4,695)
Proceeds from loans, notes payable and long-term obligations	12,327	6,325	—	18,652
Proceeds from sale of additional minority interest in PCFG	2,500	—	—	2,500

Net cash provided by financing activities	11,194	5,263	—	16,457

Effect of exchange rate changes on cash and cash equivalents	(20)	187	—	167

Net decrease in cash and cash equivalents	(3,912)	(3,797)	—	(7,708)
Cash and cash equivalents at beginning of period	8,391	8,883	—	17,274

Cash and cash equivalents at end of period	$4,479	$5,087	$—	$9,566

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2007

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows used in operating activities:
Net (loss) income	$(6,872)	$1,614	$(1,604)	$(6,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	18,648	463	—	19,111
Amortization of deferred financing costs	1,141	—	—	1,141
Provision for doubtful accounts	308	121	—	429
Deferred income tax benefit	(1,034)	—	—	(1,034)
Deferred rent	2,218	—	—	2,218
Undistributed (gain) in unconsolidated joint venture	(49)	—	—	(49)
Loss on disposal of equipment	95	—	—	95
Equity based compensation	853	—	—	853
Debt retirement costs	3,783	—	—	3,783
Write-off of deferred financing costs	6,364	—	—	6,364
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,068	(5,112)	—	(4,044)
(Increase) decrease in inventories	(5,383)	1,575	(18)	(3,826)
(Increase) in prepaid expenses and other current assets	(10,134)	(622)	—	(10,756)
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(43,471)	1,844	1,622	(40,006)
Other, net	9	—	—	9

Net cash used in operating activities	(32,456)	(117)	—	(32,574)

Cash flows used in investing activities:
Cash paid in connection with store acquisitions	(8,085)	—	—	(8,085)
Capital expenditures	(10,217)	(215)	—	(10,432)
Proceeds from disposal of property and equipment	1,737	—	—	1,737

Net cash used in investing activities	(16,565)	(215)	—	(16,780)

Cash flows provided by financing activities:
Repayments of loans, notes payable and long-term obligations	(394,846)	(100)	—	(394,946)
Proceeds from loans, notes payable and long-term obligations	449,136	—	—	449,136
Debt retirement costs	(6,218)	—	—	(6,218)
Proceeds from capital contributions and exercise of options	2,067	—	—	2,067

Net cash provided by (used in) financing activities	50,139	(100)	—	50,039
Effect of exchange rate changes on cash and cash equivalents	5	700	—	705

Net increase in cash and cash equivalents	1,123	269	—	1,390
Cash and cash equivalents at beginning of period	4,395	571		4,966

Cash and cash equivalents at end of period	$5,518	$840	$—	$6,356

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Management’s discussion will refer to the three-month and six-month periods ended June 30, 2008 as “2008” and the three-month and six-month periods ended June 30, 2007 as “2007”.
          As described in more detail in Note 2, in the fourth quarter of 2007, the Company formed Party City Franchise Group LLC and acquired Factory Card & Party Outlet. Therefore, all comparisons between 2008 and 2007 reflect the facts that (1) sales to these entities by our wholesale segment were eliminated in 2008 but not in 2007, and (2) the operating results of these entities are included in our retail segment’s results in 2008 but not 2007.
THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007
     The following tables set forth the Company’s operating results as a percentage of total revenues.

	Three Months Ended June 30,
	2008	2007
Revenues:
Net sales	98.3%	97.9%
Royalties and franchise fees	1.7	2.1

Total revenues	100.0	100.0

Expenses:
Cost of sales	60.8	62.7
Selling expenses	2.9	3.8
Retail operating expenses	16.8	13.1
Franchise expenses	0.9	1.1
General and administrative expenses	8.0	9.0
Art and development costs	1.0	1.0

Total expenses	90.4	90.7

Income from operations	9.6	9.3

Interest expense, net	3.2	5.0
Other (income) expense, net	(0.0)	5.7

Income (loss) before income taxes and minority interests	6.4	(1.4)

Income tax expense (benefit)	2.5	(0.5)
Minority interests	0.0	0.0

Net income (loss)	3.9%	(0.9)%

	Three Months Ended June 30,
	2008		2007
	$ in	% of Total	$ in	% of Total
	Thousands	Revenue	Thousands	Revenue
Revenues
Sales
Wholesale	$154,407	41.6%	$148,770	53.3%
Eliminations	(47,640)	(12.8)	(40,255)	(14.4)

Net wholesale	106,767	28.7	108,515	38.9
Retail	258,407	69.6	164,909	59.1

Total net sales	365,174	98.3	273,424	97.9
Franchise related	6,350	1.7	5,747	2.1

Total revenues	$371,524	100.0%	$279,171	100.0%

Wholesale Sales
     Net sales for 2008, at wholesale, of $106.8 million were $1.7 million or 1.6% lower than sales for 2007. Net sales for 2008 reflect the elimination of inter-company sales to PCFG and FCPO as well as the inter-company sales to Party City and Party America. Had the PCFG and FCPO acquisitions occurred January 1, 2007, the Company would have eliminated an additional $8.5 million of inter-company sales during 2007. Accordingly, net sales for 2008, at wholesale, of $106.8 million were $6.8 million or 6.8% higher than adjusted sales for 2007.
     Net sales to party superstores (including our franchisees) and independent party stores totaled $33.3 million and were $2.0 million or 5.8% lower than adjusted 2007 sales. The decrease in sales principally reflects a reduction in full case sales and the timing of 2007 synergy sales both to our franchisees. International sales totaled $22.3 million and were 14.5 % higher than in 2007, principally due to the strong demand for new party programs at several European national accounts. Net sales of metallic balloons were $25.1 million or 11.1% higher than in 2007, primarily due to growth in sales to international balloon distributors. Net sales to other retail channels (including card and gift stores, mass merchant, drug, craft and contract manufacturing) were $26.1 million, or 15.4% higher than 2007.
Retail Sales
     Net retail sales for company-owned stores for 2008 of $258.4 million were $93.5 million or 56.7% higher than net retail sales for 2007, reflecting the additional sales of FCPO and PCFG of $95.9 million.
     Net retail sales of Party City and Party America company-owned stores decreased by $1.9 million or 1.2% compared to 2007. The decrease reflects a 1.6% decrease in average store count compared to 2007, partly offset by a 0.4% increase in same store sales. Same store sales for Party City and Party America “Big Box” stores (i.e., generally greater than 8,000 square feet) increased 1.5% and were substantially offset by a 13.5% decrease in same stores sales at our outlet stores.
Gross Profit
     The following table sets forth the Company’s consolidated gross profit on net sales.

	Three Months Ended June 30,
	2008		2007
	$ in	% of Associated	$ in	% of Associated
	Thousands	Sales	Thousands	Sales
Net Wholesale	$34,671	32.5%	$31,185	28.7%
Net Retail	104,743	40.5%	67,215	40.8%

Total Gross Profit	$139,414	38.2%	$98,399	36.0%

     The gross profit margin on net sales at wholesale for 2008 was 32.5% or 380 basis points higher than in 2007. The increase in gross profit margin principally reflects reduced emphasis on full case sales, which have lower margin, other changes in product mix and lower distribution costs.
     Retail gross profit margin for 2008 was 40.5% or 30 basis points lower than in 2007, primarily due to changes in product mix.
Operating expenses
     Selling expenses of $10.7 million for 2008 were $0.2 million higher than for 2007 principally due to increases in base compensation and employee benefits. As a percent of total revenues, selling expenses were 2.9% for 2008, or 90 basis points lower than for 2007 as a result of increased sales.
     Retail operating expenses for 2008 totaled $62.6 million, or $26.0 million higher than in the prior year quarter, principally due to the inclusion of PCFG and FCPO operating expenses of $24.1 million.
     General and administrative expenses of $30.0 million for 2008 were $4.9 million higher than 2007, primarily due to the inclusion of PCFG and FCPO expenses of $6.7 million.
Interest expense, net
     Interest expense of $12.0 million for 2008 was $1.9 million lower than for 2007, reflecting lower Libo rates as well as lower margin rates resulting from our May 2007 debt refinancing.
Other (income) expense, net
     Other income, net, totaled $0.2 million in 2008 and principally consisted of our share of income from an unconsolidated balloon distribution joint venture located in Mexico. Other expense, net, totaled $15.8 million in 2007, reflecting financing costs related to the refinancing of our term debt that occurred in May 2007.

Income tax expense (benefit)
          Income tax expense (benefit) for 2008 and 2007 were based upon the estimated consolidated effective income tax rates of 37.9% and 38.1% for the years ending December 31, 2008 and December 31, 2007, respectively. The decrease in the 2008 effective income tax rate is primarily attributable to a lower average state income tax rate.
SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007
     The following tables set forth the Company’s operating results as a percentage of total revenues.

	Six Months Ended June 30,
	2008	2007
Revenues:
Net sales	98.3%	98.0%
Royalties and franchise fees	1.7	2.0

Total revenues	100.0	100.0

Expenses:
Cost of sales	62.7	64.7
Selling expenses	3.0	4.0
Retail operating expenses	17.2	13.5
Franchise expenses	1.0	1.2
General and administrative expenses	8.8	9.3
Art and development costs	1.0	1.1

Total expenses	93.7	93.8

Income from operations	6.3	6.2

Interest expense, net	3.7	5.3
Other (income) expense, net	(0.1)	3.0

Income (loss) before income taxes and minority interests	2.7	(2.1)

Income tax expense (benefit)	1.0	(0.8)
Minority interests	0.0	0.0

Net income (loss)	1.7%	(1.3)%

	Six Months Ended June 30,
	2008		2007
	$ in	% of Total	$ in	% of Total
	Thousands	Revenue	Thousands	Revenue
Revenues
Sales
Wholesale	$318,726	45.4%	$288,763	54.7%
Eliminations	(101,083)	(14.4)	(72,128)	(13.7)

Net wholesale	217,643	31.0	216,635	41.1
Retail	472,563	67.3	300,318	56.9

Total net sales	690,206	98.3	516,953	98.0
Franchise related	11,692	1.7	10,642	2.0

Total revenues	$701,898	100.0%	$527,595	100.0%

Wholesale Sales
     Net sales, at wholesale, for 2008 of $217.6 million were $1.0 million or 0.5% higher than sales for 2007. Net sales for 2008 reflect the elimination of inter-company sales to PCFG and FCPO, in addition to the inter-company sales to Party City and Party America. Had the PCFG and FCPO acquisitions occurred January 1, 2007, the Company would have eliminated an additional $18.0 million of inter-company sales during 2007. Accordingly, net sales for 2008, at wholesale of $217.6 million were $19.0 million or 9.6% higher than adjusted sales for 2007.
     Net sales to party superstores (including our franchisees) and independent party stores totaled $71.0 million and were $3.1 million or 4.6% higher than adjusted 2007 sales. The increase in sales principally reflects additional synergy sales to our franchisees, net of a reduction in full case sales. International sales totaled $42.7 million and were 14.8 % higher than in 2007, principally due to the strong demand for new party programs at several European national accounts. Net sales of metallic balloons were $50.6 million or 14.4% higher than in 2007, primarily due to increased Valentine’s Day sales and growth in sales to international balloon distributors. Net sales to other retail channels (including card and gift stores, mass merchant, drug, craft and contract manufacturing) were $53.3 million, or 8.0% higher than 2007.
Retail Sales
     Net retail sales for company-owned stores for 2008 of $472.6 million were $172.2 million or 57.4% higher than net retail sales for 2007, reflecting the additional sales of $175.3 million of FCPO and PCFG.
     Net retail sales of Party City and Party America company-owned stores decreased by $2.7 million or 0.9% compared to 2007. The decrease reflects a 2.2% decrease in average store count compared to 2007, partly offset by a 1.3% increase in same store sales. Same store sales for Party City and Party America “Big Box” stores (i.e., generally greater than 8,000 square feet) increased 2.4% and were partially offset by a 12.4% decrease in same stores sales at our outlet stores.
Gross Profit
     The following table sets forth the Company’s consolidated gross profit on net sales.

	Six Months Ended June 30,
	2008		2007
		% of Associated		% of Associated
	$ in Thousands	Sales	$ in Thousands	Sales
Net Wholesale	$70,911	32.6%	$63,913	29.5%
Net Retail	178,851	37.8%	112,192	37.4%

Total Gross Profit	$249,762	36.2%	$176,105	34.1%

     The gross profit margin on net sales at wholesale for 2008 was 32.6% or 310 basis points higher than in 2007. The increase in gross profit margin principally reflects reduced emphasis on full case sales, which have lower margin, other changes in product mix and lower distribution costs.
          Retail gross profit margin for 2008 was 37.8%, or 40 basis points higher than in the six months ended June 30, 2007, primarily due to changes in product mix.
Operating expenses
     Selling expenses of $21.5 million for 2008 were $0.5 million higher than for 2007. As a percent of total revenues, selling expenses were 3.1% for 2008, or 90 basis points lower than for 2007 as a result of increased sales.
     Retail operating expenses for 2008 totaled $120.5 million, or $49.1 million higher than in 2007, principally due to the inclusion of PCFG and FCPO operating expenses of $46.9 million.
     General and administrative expenses of $61.5 million for 2008 were $12.2 million higher than the prior year, primarily due to the inclusion of PCFG and FCPO expenses of $14.3 million.
Interest expense, net
     Interest expense of $26.3 million for 2008 was $1.6 million lower than for 2007, reflecting lower Libo rates as well as lower margin rates resulting from our May 2007 debt refinancing.
Other (income) expense, net
     Other income, net, totaled $0.7 million in 2008, and principally consisted of our share of income from an unconsolidated balloon distribution joint venture located in Mexico. Other expense, net, totaled $15.7 million in 2007 and principally consisted of financing costs related to the refinancing of our term debt that occurred in May 2007.

Income tax expense (benefit)
     Income taxes expense (benefit) for 2008 and 2007 were based upon the estimated consolidated effective income tax rates of 37.9% and 38.1% for the years ending December 31, 2008 and December 31, 2007, respectively. The decrease in the 2008 effective income tax rate is primarily attributable to a lower average state income tax rate.
Liquidity and Capital Resources
          References to 2008 and 2007 in this section refer only to the six-month periods ended June 30, 2008 and 2007.
     Generally, due to the seasonal nature of the Company’s retail operations, lower operating results and building inventory for the later quarters causes a net use of cash in operations for the first six months of the year.
     In 2008, net cash of $0.1 million was provided by operating activities compared to 2007 cash used in operating activities of $32.6 million.
     Net income, after adjusting for non-cash charges, provided cash of $34.9 million in 2008 compared to $26.1 million in 2007. Changes in working capital resulted in use of cash of $34.8 million in 2008 compared to $58.6 million in 2007. Cash was used in both years to increase inventory in preparation for Halloween and to pay down suppliers following the prior year end.
     Investing activities related to property additions for new stores, store improvements and renovations, and investments in our distribution facilities and computer systems, resulted in cash outlays for capital additions of $24. 5 million in 2008 compared to $10.4 million in 2007.
     Cash flows from financing activities were $16.5 million in 2008 compared to $50.0 million in 2007. Proceeds from loans under our revolving credit facilities to fund our operating and investing activities noted above were the main sources in both years. Additionally, Party City received proceeds of $2.5 million in capital contributions from existing minority owners of PCFG for the purchase of additional equity.
     Required repayments on our term debt for the remainder of the year will be $1.9 million. At June 30, 2008, we had $71.1 million of availability remaining on our primary revolving credit agreement, and PCFG had $13.2 million available under its separate revolving credit agreement.
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
Seasonality
Wholesale Operations
     Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines and customer base and increased promotional activities, the impact of seasonality on the quarterly results of our wholesale operations has been limited. Promotional activities, including special dating terms, particularly with respect to Halloween and Christmas products sold in the third quarter and the introduction of our new everyday products and designs during the fourth quarter result in higher accounts receivables and inventory balances and higher interest costs to support these balances.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we have utilized interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended June 30, 2008 and 2007, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and the income (loss) before income taxes and minority interest for the quarters ended June 30, 2008 and 2007 would have decreased (increased) by $2.5 million and $1.9 million, respectively and the income (loss) before income taxes and minority interest for the six months ended June 30, 2008 and 2007 would have decreased (increased) by $5.0 million and $3.9 million, respectively . These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit and a decrease (increase) in operating income (loss) of $1.5 million and $1.3 million for the three months ended June 30, 2008 and 2007, respectively and $2.9 million and $2.6 million for the six months ended June 30, 2008 and 2007 respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2008, identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMSCAN HOLDINGS, INC.
	By:	/s/ Michael A. Correale
Michael A. Correale
Date: August 14, 2008		Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)