Form 10-Q/A
period 2008-03-31
AMSCAN HOLDINGS INC
filed 2008-10-21
CIK 1024729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 21, 2008, 1,000.00 shares of Registrant’s common stock were outstanding.

Explanatory Note
     Amscan Holdings Inc. is filing this amendment (the “Form 10-Q/A”) Report on Form 10-Q for the quarter ended March 31, 2008 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“SEC”) on May 15, 2008, solely to correct a typographical error on page 22 in “Part I-Item 4-Controls and Procedures regarding the as of date of our effectiveness of the design and operation of our disclosure controls and procedures.
     This Form 10-Q/A should be read in conjunction with the original Form 10-Q, and continues to speak as of the date of the Form 10-Q. The Form 10-Q/A does not modify or update disclosures in the original Form 10-Q except as noted above. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related disclosures. In particular, any forward-looking statements included in this Form 10-Q/A represent management’s view as of the filing date of the Form 10-Q.
PART I
Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2008, identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSCAN HOLDINGS, INC.
By:	/s/ Michael A. Correale
Michael A. Correale
Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

Date: October 21, 2008

3