Form 10-Q/A
period 2008-06-30
AMSCAN HOLDINGS INC
filed 2008-10-21
CIK 1024729

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

Explanatory Note
     Amscan Holdings Inc. is filing this amendment (the “Form 10-Q/A”) Report on Form 10-Q for the quarter ended June 30, 2008 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“SEC”) on August 14, 2008, solely to correct a typographical error on page 29 in “Part I-Item 4-Controls and Procedures regarding the as of date of our effectiveness of the design and operation of our disclosure controls and procedures.
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
PART I
Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
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

AMSCAN HOLDINGS, INC.
	By:	/s/ Michael A. Correale
Michael A. Correale
Date: October 21, 2008		Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

3