Form 10-Q
period 2008-09-30
AMSCAN HOLDINGS INC
filed 2008-12-04
CIK 1024729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of December 4, 2008, 1,000.00 shares of Registrant’s common stock were outstanding.

AMSCAN HOLDINGS, INC.
FORM 10-Q
September 30, 2008
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

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)	(Note 3)

ASSETS
Current assets:
Cash and cash equivalents	$29,724	$17,274
Accounts receivable, net of allowances	109,339	98,425
Inventories, net of allowances	438,534	319,621
Prepaid expenses and other current assets	42,175	62,046

Total current assets	619,772	497,366
Property, plant and equipment, net	182,779	174,198
Goodwill	551,761	558,943
Trade names	172,883	186,187
Other intangible assets, net	65,433	42,526
Other assets, net	42,598	39,625

Total assets	$1,635,226	$1,498,845

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$202,254	$153,170
Accounts payable	204,813	120,293
Accrued expenses	95,474	94,328
Income taxes payable	2,913	12,581
Current portion of long-term obligations	8,758	8,620

Total current liabilities	514,212	388,992
Long-term obligations, excluding current portion	578,035	584,336
Deferred income tax liabilities	98,757	94,360
Deferred rent and other long-term liabilities	11,634	21,789

Total liabilities	1,202,638	1,089,477

Redeemable common securities (including 585.15 and 893.79 common shares issued and outstanding at September 30, 2008 and December 31, 2007 respectively)	34,115	33,782

Commitments and contingencies

Stockholders’ equity:
Common Stock ($0.01 par value; 40,000.00 shares authorized; 30,226.50 and 29,543.16 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively)	—	—
Additional paid-in capital	334,824	326,741
Retained earnings	63,189	46,494
Accumulated other comprehensive income	460	2,351

Total stockholders’ equity	398,473	375,586

Total liabilities, redeemable common securities and stockholders’ equity	$1,635,226	$1,498,845

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,
	2008	2007
Revenues:
Net sales	$356,231	$277,564
Royalties and franchise fees	5,863	5,783

Total revenues	362,094	283,347

Expenses:
Cost of sales	230,920	180,781
Selling expenses	11,064	10,473
Retail operating expenses	64,644	44,931
Franchise expenses	3,077	3,234
General and administrative expenses	30,333	26,500
Art and development costs	3,483	2,928

Total expenses	343,521	268,847

Income from operations	18,573	14,500

Interest expense, net	12,245	12,936

Other (income) expense, net	(389)	209

Income before income taxes and minority interests	6,717	1,355

Income tax expense	2,518	927
Minority interests	(364)	4

Net income	$4,563	$424

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Revenues:
Net sales	$1,046,437	$794,517
Royalties and franchise fees	17,555	16,425

Total revenues	1,063,992	810,942

Expenses:
Cost of sales	671,365	521,629
Selling expenses	32,532	31,439
Retail operating expenses	185,135	116,373
Franchise expenses	10,100	9,640
General and administrative expenses	91,823	75,755
Art and development costs	10,176	8,882

Total expenses	1,001,131	763,718

Income from operations	62,861	47,224

Interest expense, net	38,581	40,918

Other (income) expense, net	(1,112)	15,916

Income (loss) before income taxes and minority interests	25,392	(9,610)

Income tax expense (benefit)	9,595	(3,238)
Minority interests	(898)	68

Net income (loss)	$16,695	$(6,440)

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2008
(Dollars in thousands, except per share amounts)
(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balance at December 31, 2007	29,543.16	$—	$326,741	$46,494	$2,351	$375,586
Net income				16,695		16,695
Net change in cumulative translation adjustment					(2,731)	(2,731)
Change in fair value of interest rate swap contracts, net of income tax benefit					(411)	(411)

Change in fair value of foreign exchange contracts, net of income tax					1,251	1,251

Comprehensive income						14,804
Purchase and revaluation of redeemable common securities	308.6		2,168			2,168
Equity based compensation expense			4,092			4,092
Tax benefit on exercised options	397.3		1,823			1,823

Other	(22.6)					0

Balance at September 30, 2008	30,226.50	$—	$334,824	$63,189	$460	$398,473

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows provided by (used in) operating activities:
Net income (loss)	$16,695	$(6,440)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	32,482	27,946
Amortization of deferred financing costs	1,664	1,586
Provision for doubtful accounts	1,272	966
Deferred income tax benefit	(5,107)	1,007
Deferred rent	1,089	526
Undistributed income in unconsolidated joint venture	(561)	(184)
(Gain) loss on disposal of equipment	(1,678)	1,192
Equity based compensation	4,092	1,350
Tax benefit on exercised options	(1,823)	—
Debt retirement costs	—	3,781
Write-off of deferred financing costs	—	6,333
Changes in operating assets and liabilities:
Increase in accounts receivable	(12,041)	(9,434)
Increase in inventories	(122,579)	(51,510)
Decrease (increase) in prepaid expenses and other current assets	19,871	(26,228)
Increase in accounts payable, accrued expenses and income taxes payable	75,998	39,406
Other, net	—	11

Net cash provided by (used in) operating activities	9,374	(9,692)

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(573)	(8,685)
Capital expenditures	(39,343)	(17,753)
Proceeds from disposal of property and equipment	2,917	1,738

Net cash used in investing activities	(36,999)	(24,700)

Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(6,774)	(385,067)
Proceeds from loans, notes payable and long-term obligations, net of debt issuance costs	44,789	418,507
Tax benefit on exercised options	1,823	—
Sale of additional interest to minority shareholder	2,500
Capital contributions and proceeds from issuance of common stock and exercise of options, net of retirements		4,700

Net cash provided by financing activities	42,338	38,140
Effect of exchange rate changes on cash and cash equivalents	(2,263)	1,532

Net increase in cash and cash equivalents	12,450	5,280
Cash and cash equivalents at beginning of period	17,274	4,966

Cash and cash equivalents at end of period	$29,724	$10,246

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
Note 2 — Acquisitions
Party City Franchise Group Transaction
     Party City completed the acquisition of 55 stores from franchisees in a series of transactions involving Party City, Party City Franchise Group Holdings, LLC (“Party City Holdings”), a majority owned subsidiary of Party City, and Party City Franchise Group, LLC (“PCFG”), a wholly-owned subsidiary of Party City Holdings, on November 2, 2007. PCFG operates the acquired 55 stores together with 11 stores previously owned by Party City in the Florida and Georgia regions.
     PCFG and Party City Holdings are unrestricted subsidiaries under the Company’s existing credit facilities and PCFG’s credit facility (see Note 12) is a stand alone facility which is not guaranteed by the Company or its other subsidiaries. As part of an ongoing review of purchase price allocation, during the first quarter of 2008, the Company re-allocated $28,429 of the purchase price to other intangible assets, representing franchise rights. In addition, trade names were reduced by $13,305 and deferred tax liability was increased by $5,550. As a result, goodwill decreased by $9,574. During the third quarter of 2008, the Company reduced its inventory value by $837 as of the acquisition date, which increased goodwill by $511 and deferred tax assets by $326.
The Factory Card & Party Outlet Acquisition
     The Company completed its acquisition of Factory Card & Party Outlet Corp. (“FCPO”), on November 16, 2007. As part of an ongoing review of purchase price allocation, during the third quarter of 2008, the Company re-allocated $1,374 of the purchase price to other intangible assets, representing lease revaluations. Deferred tax liability was increased by $509. As a result, goodwill decreased by $865. In addition, during the first and third quarters, the Company increased reserves by $648 and $3,370, respectively, for future store closings, severance and legal costs as of the acquisition date, which increased deferred tax assets and goodwill accordingly.
Note 3 — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007, and the audited balance sheet as of December 31, 2007, include the accounts of the Company and its majority-owned and controlled entities. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items and reclassification of prior year amounts to conform to current year presentation) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008. Our business is subject to substantial seasonal variations, as our retail segment has realized a significant portion of its net sales, cash flow and net income in the fourth quarter of each year, principally due to its Halloween season sales in October and, to a lesser extent, other holiday season sales at the end of the calendar year. We expect that this general pattern will continue. Our results of operations may also be affected by industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 4 — Inventories
     Inventories consisted of the following:

	September 30,	December 31,
	2008	2007
Finished goods	$418,190	$299,436
Raw Materials	13,502	13,690
Work in Process	6,842	6,495

	$438,534	$319,621

     Inventories are valued at the lower of cost or market. The Company determines the cost of inventory at its retail stores using either the weighted average or retail inventory method, which approximate the first-in, first-out method. All other inventory cost is determined using the first-in, first-out method.
Note 5 — Income Taxes
     The consolidated income tax expense (benefit) for the three and nine months ended September 30, 2008 and 2007 were determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2008 and 2007, respectively. The differences between the consolidated effective income tax rate and the U.S. federal statutory rate are primarily attributable to state income taxes and available domestic manufacturing deductions.
Note 6 — Restructuring
     In connection with the acquisition of Party America in 2006, $4,100 had been accrued related to plans to restructure Party America’s administrative operations and involuntarily terminate a limited number of Party America personnel. To date the Company has incurred $3,947 in restructuring and exit costs, including $1,947 in the nine months ended September 30, 2008, with the balance expected to be incurred during the fourth quarter of 2008. The Company also incurred $1,700 in employee retention expense to date.
     In connection with the Factory Card & Party Outlet Acquisition in 2007, $8,121 had been accrued related to plans to restructure Factory Card & Party Outlet’s merchandising assortment and administrative operations and involuntarily terminate a limited number of Factory Card & Party Outlet personnel. In the first nine months of 2008, charges of $1,626 were taken against these reserves.
     In connection with the Party City Franchise Group Transaction in 2007, $1,000 had been accrued related to plans to restructure PCFG’s merchandising assortment and administrative operations and involuntarily terminate a limited number of PCFG personnel. In the third quarter of 2008, an additional $837 was reserved for merchandising assortment. We anticipate utilizing this reserve principally during the fourth quarter of 2008 and first quarter of 2009.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 7 — Comprehensive Income (Loss)
     Comprehensive income (loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$4,563	$424	$16,695	$(6,440)
Cumulative change from adoption of FIN 48		$—		$(31)

Net change in cumulative translation adjustment	(2,831)	895	(2,731)	1,710
Change in fair value of interest rate swap contracts, net of income tax benefit of $(201), $(192), $(241), and $(158)	(343)	(328)	(411)	(269)
Change in fair value of foreign exchange contracts, net of income tax expense (benefit) of $724, $(184), $735, and $(289)	1,232	(313)	1,251	(491)

Comprehensive income (loss)	$2,621	$678	$14,804	$(5,521)

Note 8 — Capital Stock
     At September 30, 2008 and December 31, 2007, the Company’s authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding and 40,000.00 shares of common stock, $0.01 par value, of which 30,811.65 and 30,436.96 were issued and outstanding at September 30, 2008 and December 31, 2007, respectively, including redeemable shares.
     Certain employee stockholders owned 585.15 shares of AAH common stock at September 30, 2008 and 893.79 shares at December 31, 2007. Under the terms of the AAH stockholders’ agreement dated April 30, 2004, as amended, the Company has an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders can require the Company to purchase all of their shares. The purchase price as prescribed in the stockholders’ agreement is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by the Company to certain employee stockholders based on the estimated fair market value of fully paid and vested common securities is classified as redeemable common securities on the consolidated balance sheet, with a corresponding adjustment to stockholders’ equity. As there is no active market for the Company’s common stock, the Company estimates the fair value of its common stock based on a valuation calculated using a multiple of earnings or recent private equity transactions.
     At September 30, 2008 and December 31, 2007, the aggregate amount that may be payable by the Company to employee stockholders and option holders, based on the estimated market value, was approximately $18,171 and $20,338, respectively.
     Certain employee equity holders of PCFG owned 15,944 and 13,444 PCFG equity units at September 30, 2008 and December 31, 2007, respectively. Under certain circumstances, if those equity holders are terminated, they can require PCFG to repurchase all of their equity units.
     At September 30, 2008 and December 31, 2007, the aggregate amount that may be payable to PCFG employee equity holders, based on the estimated market value, was approximately $15,944 and $13,444, respectively.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 9 — Segment Information
Industry Segments
     The Company has two identifiable business segments. The Wholesale segment includes the design, manufacture, contract for manufacture and wholesale distribution of party goods, including paper and plastic tableware, metallic balloons, accessories, novelties, gifts and stationery. The Retail segment includes the operation of company-owned retail party supply and social expressions superstores in the United States and the sale of franchises on an individual store and franchise area basis throughout the United States and Puerto Rico.
     The Company’s industry segment data for the three months ended September 30, 2008 and September 30, 2007 is as follows:

	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2008
Revenues:
Net sales	$186,750	$230,082	$416,832
Royalties and franchise fees	—	5,863	5,863

Total revenues	186,750	235,945	422,695
Eliminations	(60,601)	—	(60,601)

Net Revenues	$126,149	$235,945	$362,094

Income from operations	$9,643	$8,930	$18,573

Interest expense, net			12,245
Other income, net			(389)

Income before income taxes and minority interests			$6,717

Long-lived assets	$409,760	$605,694	$1,015,454

	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2007
Revenues:
Net sales	$169,566	$153,950	$323,516
Royalties and franchise fees	—	5,783	5,783

Total revenues	169,566	159,733	329,299
Eliminations	(45,952)	—	(45,952)

Net Revenues	$123,614	$159,733	$283,347

Income from operations	$9,258	$5,242	$14,500

Interest expense, net			12,936
Other expense, net			209

Income before income taxes and minority interests			$1,355

Long-lived assets	$457,898	$396,244	$854,142

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
     The Company’s industry segment data for the nine months ended September 30, 2008 and September 30, 2007 is as follows:

	Wholesale	Retail	Consolidated
Nine months ended September 30, 2008
Revenues:
Net sales	$505,476	$702,645	$1,208,121
Royalties and franchise fees	—	17,555	17,555

Total revenues	505,476	720,200	1,225,676
Eliminations	(161,684)	—	(161,684)

Net Revenues	$343,792	$720,200	$1,063,992

Income from operations	$25,107	$37,754	$62,861

Interest expense, net			38,581
Other income, net			(1,112)

Income before income taxes and minority interests			$25,392

Long-lived assets	$409,760	$605,694	$1,015,454

	Wholesale	Retail	Consolidated
Nine months ended September 30, 2007
Revenues:
Net sales	$458,329	$454,268	$912,597
Royalties and franchise fees	—	16,425	16,425

Total revenues	458,329	470,693	929,022
Eliminations	(118,080)		(118,080)

Net Revenues	$340,249	$470,693	$810,942

Income from operations	$17,840	$29,384	$47,224

Interest expense, net			40,918
Other expense, net			15,916

Loss before income taxes and minority interests			$(9,610)

Long-lived assets	$457,898	$396,244	$854,142

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
Note 11 — Stock Option Plan
     During the third quarter of 2008, a new investor acquired 38% of the outstanding stock held by existing shareholders as well as 37 rollover options, 295 time-based options and 333 performance-based options held by optionholders, at a price of $28,350 per share.
     The performance-based options vest based on three factors which must all be met —
(1) time, (2) an initial public offering or change in control, and (3) achievement of specified returns to the Company’s shareholders.
     Although this transaction did not result in a change in control, the Company’s majority shareholders decided to waive the requirement of change in control, and permitted the time-vested portion of these performance-based options to be exercisable. Additionally, for both performance-based and time-based options employees were permitted to have their net shares exercised settled for cash.
     This waiver did not change the terms of the option plans for any remaining options still outstanding, or obligate the Company to permit any future waiver of the change in control requirement.
     Since the waiver of the change in control requirement resulted in a vesting of the performance-based options that were exercised, the effect of the vesting and settlement must be accounted for currently as stock compensation. The fair value of the performance-based options at exercise required to be charged to earnings is $5,639. However, the Company had accounted for the performance-based options assuming a change in control was probable. Therefore, the Company had estimated the fair value of the performance-based options at the grant date and amortized this value over the expected life. The stock compensation amounts recognized were $153 in 2005, $709 in 2006, $1,140 in 2007, and $717 in the first six months of 2008.
      While a change in control performance condition is not specifically discussed in FAS 123R, it has generally been interpreted that such a condition cannot be assessed to be “probable” before it occurs.
      Since that performance condition cannot be assessed as probable before it occurs, no compensation expense should have been recorded for these options in prior periods.
      As described in all prior relevant Form 10-K’s, in 2004 the Company’s CEO and President exchanged vested options in the predecessor company for 98.18 vested options to purchase common shares (the “rollover options”). These options were accounted for as an equity contribution in the April 2004 transaction, and recorded through equity.
      However, these options have an additional condition whereby they may be put back to the Company at fair market value upon retirement. Because the term of the rollover options could extend beyond the retirement dates of these two executives, any mark to market changes should be expensed as additional stock compensation.
      The Company did not consider this condition, because they considered that a change in control was probable before 2014. However, under the guidance of FIN 44 and EITF 00-23, if a put back to the Company, even if not probable, is within the control of the employee, the award must follow variable accounting and be marked to market.
      Therefore, the Company should have charged pretax earnings for $736 in 2004, $196 in 2005, $221 in 2006, $638 in 2007, and $156 in the first six months of 2008 related to these options. The Company had been marking to market these securities through a debit to equity and a corresponding increase to the redeemable securities, as such the balance sheet was properly stated.
      In the third quarter of 2008, the reduction in liability caused by the exercise of 37 of these options, net of the increase in valuation of the remaining 61.18 options, resulted in a net credit to pretax earnings of $210. No charges or credits related to these options were recorded in any other period presented.
     As a result of the Company’s errors noted above, reported pretax earnings were overstated by $736 in 2004 and $43 in 2005, and were understated by $488 in 2006, $502 in 2007, and $561 in the first six months of 2008. The Company determined that the net errors in previously reported pretax earnings were not material to any prior year or interim period presented in either the 2007 or 2008 financial statements. Therefore, prior years and interim periods were not restated.
     In total, the Company recorded $2,920 and $216 in stock-based compensation related to performance-based options in general and administrative expenses during the three month periods ended September 30, 2008 and 2007, respectively, and $3,637 and $578 during the nine-month periods ended September 30, 2008 and 2007, respectively.
     The Company recorded $201 and $176 of stock-based compensation related to time-based options in general and administrative expenses during the three month periods ended September 30, 2008 and 2007, respectively, and $665 and $468 during the nine-month periods ended September 30, 2008 and 2007 respectively.
     The tax benefit for the 295 exercised time-based options exceeded the net deferred tax assets recognized on the stock compensation charged to earnings since the options were granted by $1,823. This benefit has been reflected in additional paid-in capital.
     There are options to purchase 2,885.66 shares of common stock outstanding at September 30, 2008.
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
     At September 30, 2008, the balance of the Term Loan was $369,375.
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
     Borrowings under the ABL Credit Agreement were $189,083, and outstanding standby letters of credit under the ABL Credit Agreement totaled $14,742 at September 30, 2008.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
PCFG Credit Agreement
     On November 2, 2007, PCFG entered into a credit agreement (the “PCFG Credit Agreement”), among PCFG, CIT Group/Business Credit, Inc., as Administrative Agent and Collateral Agent, Newstar Financial, Inc., as Syndication Agent, CIT Capital Securities LLC, as Sole Arranger, and the Lenders party thereto. PCFG and Party City Franchise Group Holdings, LLC (“Party City Holdings”), the sole member of PCFG and an indirect majority owned subsidiary of the Company, have been designated by the Board of Directors of the Company as “Unrestricted Subsidiaries” pursuant to the Company’s existing ABL Credit Agreement and the indenture governing its 8.75% Senior Subordinated Notes. Neither PCFG nor Party City Holdings is a guarantor of the Company’s existing credit facilities or indenture. In addition, PCFG’s credit facility is a stand alone facility for PCFG and is not guaranteed by the Company or its other subsidiaries. At September 30, 2008, the balance of the PCFG Term Loan was $28,000. Borrowings under the PCFG Revolver were $13,171, and there were no outstanding standby letters of credit.
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
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 14 — Condensed Consolidating Financial Information
     Borrowings under the Term Loan Credit Agreement, the ABL Credit Agreement and the Company’s 8.75% $175,000 senior subordinated notes issued in April 30, 2004 and due in April 30, 2014 are guaranteed jointly and severally, fully and unconditionally, by the following wholly-owned domestic subsidiaries of the Company (the “Guarantors”):
•	Amscan Inc.

•	Am-Source, LLC

•	Anagram Eden Prairie Property Holdings LLC

•	Anagram International, Inc.

•	Anagram International Holdings, Inc.

•	Anagram International, LLC

•	Factory Card & Party Outlet Corp.

•	Gags & Games, Inc.

•	JCS Packaging Inc.

•	M&D Industries, Inc.

•	Party City Corporation

•	PA Acquisition Corporation

•	SSY Realty Corp.

•	Trisar, Inc.

Non-guarantor subsidiaries (“Non-guarantors”) include the following:
•	Amscan (Asia-Pacific) Pty. Ltd.

•	Amscan de Mexico, S.A. de C.V.

•	Amscan Distributors (Canada) Ltd.

•	Anagram Espana, S.A.

•	Anagram France S.C.S.

•	Amscan Holdings Limited

•	Anagram International (Japan) Co., Ltd.

•	Amscan Partyartikel GmbH

•	JCS Hong Kong Ltd.

•	Party City Franchise Group Holdings, LLC
     The following information presents condensed consolidating balance sheets at September 30, 2008 and December 31, 2007, and the condensed consolidating statements of operations for the three and nine months ended September 30, 2008 and 2007, and the related condensed consolidating statements of cash flows for the nine months ended September 30, 2008 and 2007, for the combined Guarantors and the combined Non-guarantors, together with the elimination entries necessary to consolidate the entities comprising the combined companies.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2008

	AHI and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25,430	$4,294	$—	$29,724
Accounts receivable, net of allowances	90,172	19,167	—	109,339
Inventories, net of allowances	387,417	51,965	(848)	438,534
Prepaid expenses and other current assets	38,090	4,085	—	42,175

Total current assets	541,109	79,511	(848)	619,772
Property, plant and equipment, net	172,098	10,681	—	182,779
Goodwill	509,028	42,733	—	551,761
Trade names	172,883	—		172,883
Other intangible assets, net	38,809	26,624	—	65,433
Other assets, net	113,504	(18,144)	(52,762)	42,598

Total assets	$1,547,431	$141,405	$(53,610)	$1,635,226

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$189,083	$13,171	$—	$202,254
Accounts payable	184,814	19,999	—	204,813
Accrued expenses	84,205	11,269	—	95,474
Income taxes payable	2,601	424	(112)	2,913
Current portion of long-term obligations	6,726	2,032	—	8,758

Total current liabilities	467,429	46,895	(112)	514,212
Long-term obligations, excluding current portion	552,035	26,000	—	578,035
Deferred income tax liabilities	87,160	11,597	—	98,757
Other	19,293	44,994	(52,653)	11,634

Total liabilities	1,125,917	129,486	(52,765)	1,202,638

Redeemable common securities	18,171	15,944	—	34,115

Stockholders’ equity:
Common Stock	—	339	(339)	—
Additional paid-in capital	334,777	47	—	334,824
Retained earnings	68,106	(4,412)	(505)	63,189
Accumulated other comprehensive income (loss)	460	1	(1)	460

Total stockholders’ equity	403,343	(4,025)	(845)	398,473

Total liabilities, redeemable common securities and stockholders’ equity	$1,547,431	$141,405	$(53,610)	$1,635,226

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007

	AHI and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,391	$8,883	$—	$17,274
Accounts receivable, net of allowances	81,057	17,368	—	98,425
Inventories, net of allowances	282,954	37,368	(701)	319,621
Prepaid expenses and other current assets	54,810	7,236	—	62,046

Total current assets	427,212	70,855	(701)	497,366
Property, plant and equipment, net	168,033	6,165	—	174,198
Goodwill	509,114	49,829	—	558,943
Trade names	172,883	13,304	—	186,187
Other intangible assets, net	42,526	—	—	42,526
Other assets, net	111,428	(20,137)	(51,666)	39,625

Total assets	$1,431,196	$120,016	$(52,367)	$1,498,845

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$152,670	$500	$—	$153,170
Accounts payable	100,467	19,826	—	120,293
Accrued expenses	81,600	12,728	—	94,328
Income taxes payable	12,958	(319)	(58)	12,581
Current portion of long-term obligations	6,524	2,096	—	8,620

Total current liabilities	354,219	34,831	(58)	388,992
Long-term obligations, excluding current portion	556,817	27,519	—	584,336
Deferred income tax liabilities	93,523	837	—	94,360
Other	30,327	43,258	(51,796)	21,789

Total liabilities	1,034,886	106,445	(51,854)	1,089,477

Redeemable common securities	20,338	13,444	—	33,782

Commitments and contingencies

Stockholders’ equity:
Common Stock	—	339	(339)	—
Additional paid-in capital	326,695	46	—	326,741
Retained earnings	46,926	(178)	(254)	46,494
Accumulated other comprehensive income (loss)	2,351	(80)	80	2,351

Total stockholders’ equity	375,972	127	(513)	375,586

Total liabilities, redeemable common securities and stockholders’ equity	$1,431,196	$120,016	$(52,367)	$1,498,845

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2008

	AHI and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$320,473	$47,237	$(11,479)	$356,231
Royalties and franchise fees	5,863	—	—	5,863

Total revenues	326,336	47,237	(11,479)	362,094

Expenses:
Cost of sales	213,855	28,631	(11,566)	230,920
Selling expenses	8,526	2,538	—	11,064
Retail operating expenses	54,417	10,227	—	64,644
Franchise expenses	3,077	—	—	3,077
General and administrative expenses	26,280	4,383	(330)	30,333
Art and development costs	3,483	—	—	3,483

Total expenses	309,638	45,779	(11,896)	343,521

Income from operations	16,698	1,458	417	18,573

Interest expense, net	11,427	818	—	12,245
Other (income) expense, net	(2,999)	18	2,592	(389)

Income before income taxes and minority interests	8,270	622	(2,175)	6,717

Income tax expense	1,849	636	33	2,518
Minority interests	—	(364)	—	(364)

Net income	$6,421	$350	$(2,208)	$4,563

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2008

	AHI and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$930,125	$139,993	$(23,681)	$1,046,437
Royalties and franchise fees	17,555	—	—	17,555

Total revenues	947,680	139,993	(23,681)	1,063,992

Expenses:
Cost of sales	608,752	85,990	(23,377)	671,365
Selling expenses	24,800	7,732	—	32,532
Retail operating expenses	154,758	30,377	—	185,135
Franchise expenses	10,100	—	—	10,100
General and administrative expenses	79,990	12,823	(990)	91,823
Art and development costs	10,176	—	—	10,176

Total expenses	888,576	136,922	(24,367)	1,001,131

Income from operations	59,104	3,071	686	62,861

Interest expense, net	36,336	2,245	—	38,581
Other income, net	(6,723)	(50)	5,661	(1,112)

Income before income taxes and minority interests	29,491	876	(4,975)	25,392

Income tax expense	8,212	1,495	(112)	9,595
Minority interests	—	(898)	—	(898)

Net income	$21,279	$279	$(4,863)	$16,695

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2007

	AHI and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$262,315	$22,794	$(7,545)	$277,564
Royalties and franchise fees	5,783	—	—	5,783

Total revenues	268,098	22,794	(7,545)	283,347

Expenses:
Cost of sales	173,323	14,869	(7,411)	180,781
Selling expenses	7,995	2,478	—	10,473
Retail operating expenses	44,931	—	—	44,931
Franchise expenses	3,234	—	—	3,234
General and administrative expenses	24,606	2,224	(330)	26,500
Art and development costs	2,928	—	—	2,928

Total expenses	257,017	19,571	(7,741)	268,847

Income from operations	11,081	3,223	196	14,500

Interest expense, net	12,902	34	—	12,936
Other (income) expense, net	(2,254)	89	2,374	209

Income before income taxes and minority interests	433	3,100	(2,178)	1,355

Income tax (benefit) expense	(75)	1,052	(50)	927
Minority interests	—	4	—	4

Net income	$508	$2,044	$(2,128)	$424

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2007

	AHI and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$752,492	$60,016	$(17,991)	$794,517
Royalties and franchise fees	16,425	—	—	16,425

Total revenues	768,917	60,016	(17,991)	810,942

Expenses:
Cost of sales	498,961	40,543	(17,875)	521,629
Selling expenses	24,222	7,217	—	31,439
Retail operating expenses	116,373	—	—	116,373
Franchise expenses	9,640	—	—	9,640
General and administrative expenses	70,176	6,569	(990)	75,755
Art and development costs	8,882	—	—	8,882

Total expenses	728,254	54,329	(18,865)	763,718

Income from operations	40,663	5,687	874	47,224

Interest expense, net	40,821	97	—	40,918
Other expense, net	11,264	2	4,650	15,916

(Loss) income before income taxes and minority interests	(11,422)	5,588	(3,776)	(9,610)

Income tax (benefit) expense	(5,057)	1,862	(43)	(3,238)
Minority interests	—	68	—	68

Net (loss) income	$(6,365)	$3,658	$(3,733)	$(6,440)

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine months Ended September 30, 2008

	AHI and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:
Net income	$21,279	$279	$(4,863)	$16,695
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	29,048	3,434	—	32,482
Amortization of deferred financing costs	1,465	199	—	1,664
Provision for doubtful accounts	1,075	197	—	1,272
Deferred income tax benefit	(5,107)	—	—	(5,107)
Deferred rent	1,089	—	—	1,089
Undistributed gain in unconsolidated joint venture	(561)	—	—	(561)
Gain on disposal of equipment	(1,678)	—	—	(1,678)
Equity based compensation	4,092	—	—	4,092
Tax benefit on exercised options	(1,823)	—	—	(1,823)
Changes in operating assets and liabilities:
Increase in accounts receivable	(10,045)	(1,996)	—	(12,041)
Increase in inventories	(107,716)	(15,167)	304	(122,579)
Decrease in prepaid expenses and other current assets	16,918	2,953	—	19,871
Increase in accounts payable, accrued expenses and income taxes payable	68,176	3,263	4,559	75,998
Other, net	—	—	—	—

Net cash provided by (used in) operating activities	16,212	(6,838)	—	9,374

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(100)	(473)	—	(573)
Capital expenditures	(33,104)	(6,239)	—	(39,343)
Proceeds from disposal of property and equipment	2,867	50	—	2,917

Net cash used in investing activities	(30,337)	(6,662)	—	(36,999)

Cash flows provided by financing activities:
Repayments of loans, notes payable and long-term obligations	(5,200)	(1,574)	—	(6,774)
Proceeds from loans, notes payable and long-term obligations	32,118	12,671	—	44,789
Tax benefit on exercised options	1,823	—	—	1,823
Sale of additional interest to minority shareholder	2,500	—	—	2,500

Net cash provided by financing activities	31,241	11,097	—	42,338

Effect of exchange rate changes on cash and cash equivalents	(77)	(2,186)	—	(2,263)

Net increase (decrease) in cash and cash equivalents	17,039	(4,589)	—	12,450
Cash and cash equivalents at beginning of period	8,391	8,883	—	17,274

Cash and cash equivalents at end of period	$25,430	$4,294	$—	$29,724

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2007

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows used in operating activities:
Net (loss) income	$(6,365)	$3,658	$(3,733)	$(6,440)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	27,252	694	—	27,946
Amortization of deferred financing costs	1,586	—	—	1,586
Provision for doubtful accounts	780	186	—	966
Deferred income tax expense	1,007	—	—	1,007
Deferred rent	526	—	—	526
Undistributed gain in unconsolidated joint venture	(184)	—	—	(184)
Loss on disposal of equipment	1,192	—	—	1,192
Equity based compensation	1,350	—	—	1,350
Debt retirement costs	3,781	—	—	3,781
Write-off of deferred financing costs	6,333	—	—	6,333
Changes in operating assets and liabilities:
Increase in accounts receivable	(106)	(9,328)	—	(9,434)
(Increase) decrease in inventories	(51,855)	229	116	(51,510)
Increase in prepaid expenses and other current assets	(25,722)	(508)	2	(26,228)
Increase in accounts payable, accrued expenses and income taxes payable	31,256	4,536	3,614	39,406
Other, net	11	—	—	11

Net cash used in operating activities	(9,158)	(533)	(1)	(9,692)

Cash flows used in investing activities:
Cash paid in connection with store acquisitions	(8,685)	—	—	(8,685)
Capital expenditures	(17,250)	(503)	—	(17,753)
Proceeds from disposal of property and equipment	1,738	—	—	1,738

Net cash used in investing activities	(24,197)	(503)	—	(24,700)

Cash flows provided by financing activities:
Repayments of loans, notes payable and long-term obligations	(384,949)	(118)	—	(385,067)
Proceeds from loans, notes payable and long-term obligations	418,507	—	—	418,507
Proceeds from capital contributions and exercise of options	4,700	—	—	4,700

Net cash provided by financing activities	38,258	(118)	—	38,140
Effect of exchange rate changes on cash and cash equivalents	(15)	1,547	—	1,532

Net increase in cash and cash equivalents	4,888	393	(1)	5,280
Cash and cash equivalents at beginning of period	4,395	571	—	4,966

Cash and cash equivalents at end of period	$9,283	$964	$(1)	$10,246

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Management’s discussion will refer to the three-month and nine-month periods ended September 30, 2008 as “2008” and the three-month and nine-month periods ended September 30, 2007 as “2007”.
          As described in more detail in Note 2 to the condensed consolidated financial statements, in the fourth quarter of 2007, the Company formed Party City Franchise Group LLC and acquired Factory Card & Party Outlet. Therefore, all comparisons between 2008 and 2007 reflect the facts that (1) sales to these entities by our wholesale segment were eliminated in 2008 but not in 2007, and (2) the operating results of these entities are included in our retail segment’s results in 2008 but not 2007.
THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007
     The following tables set forth the Company’s operating results as a percentage of total revenues.

	Three Months Ended September 30,
	2008	2007
Revenues:
Net sales	98.4%	98.0%
Royalties and franchise fees	1.6	2.0

Total revenues	100.0	100.0

Expenses:
Cost of sales	63.8	63.8
Selling expenses	3.1	3.7
Retail operating expenses	17.9	15.9
Franchise expenses	0.8	1.1
General and administrative expenses	8.3	9.4
Art and development costs	1.0	1.0

Total expenses	94.9	94.9

Income from operations	5.1	5.1

Interest expense, net	3.4	4.6
Other (income) expense, net	(0.1)	0.1

Income before income taxes and minority interests	1.8	0.4

Income tax expense	0.7	0.3
Minority interests	(0.1)	0.0

Net income	1.2%	0.1%

	Three Months Ended September 30,
	2008		2007
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue
Revenues
Sales
Wholesale	$186,750	51.6%	$169,566	59.8%
Eliminations	(60,601)	(16.7)	(45,952)	(16.2)

Net wholesale	126,149	34.9	123,614	43.6
Retail	230,082	63.5	153,950	54.3

Total net sales	356,231	98.4	277,564	97.9
Franchise related	5,863	1.6	5,783	2.1

Total revenues	$362,094	100.0%	$283,347	100.0%

Wholesale Sales
     Net sales for 2008 of $126.1 million were $2.5 million or 2.1% higher than sales for 2007. Net sales for 2008 reflect the elimination of inter-company sales to PCFG and FCPO as well as the inter-company sales to Party City and Party America. Had the PCFG and FCPO acquisitions occurred January 1, 2007, the Company would have eliminated an additional $8.2 million of inter-company sales during 2007. Accordingly, net sales for 2008 of $126.1 million were $10.7 million or 9.3% higher than adjusted sales for 2007.
     Net sales to party superstores (including our franchisees) and independent party stores totaled $ 37.3 million and were $4.6 million or 14.0% higher than adjusted 2007 sales. The increase in sales principally reflects increased synergy sales to franchisees. International sales totaled $24.0 million and were 5.2 % higher than in 2007, principally due to the strong demand for new party programs at several European national accounts. Net sales of metallic balloons were $ 22.6 million or 5.8% higher than in 2007, primarily due to growth in sales to international balloon distributors and mass merchants. Net sales to other retail channels (including card and gift stores, mass merchant, drug, craft and contract manufacturing) were $ 42.3 million, or 9.5% higher than 2007.
Retail Sales
     Net retail sales for company-owned stores for 2008 of $230.1 million were $76.1 million or 49.5% higher than net retail sales for 2007, reflecting the additional sales of FCPO and PCFG of $79.3 million.
     Net retail sales of Party City and Party America company-owned stores decreased by $4.5 million or 3.0% compared to 2007. The decrease reflects a 1.7% decrease in average store count and a 1.3% decrease in same store sales compared to 2007. Same store sales for Party City and Party America “Big Box” stores (i.e., generally greater than 8,000 square feet) decreased 0.7%, while same store sales at our outlet stores decreased by 11.7%.
Gross Profit
     The following table sets forth the Company’s consolidated gross profit on net sales.

	Three Months Ended September 30,
	2008		2007
	Dollars in	Percentage of associated	Dollars in	Percentage of associated
	Thousands	sales	Thousands	sales
Net Wholesale	$42,878	34.0%	$39,749	32.2%
Net Retail	82,433	35.8%	57,034	37.0%

Total Gross Profit	$125,311	35.2%	$96,783	34.9%

     The gross profit margin on net sales at wholesale for 2008 was 34.0% or 180 basis points higher than in 2007. The increase in gross profit margin principally reflects the elimination of certain low margin full case sales, other changes in product mix and lower distribution costs.
     Retail gross profit margin for 2008 was 35.8% or 120 basis points lower than in 2007, primarily due to changes in product mix and higher occupancy costs as a percentage of sales.
Operating expenses
     Selling expenses of $11.1 million for 2008 were $0.6 million higher than for 2007 principally due to increases in base compensation and employee benefits. As a percent of total revenues, selling expenses were 3.1% for 2008, or 60 basis points lower than for 2007 as a result of the acquisitive growth in sales.
     Retail operating expenses for 2008 totaled $64.6 million, or $19.7 million higher than in the prior year quarter, due to the inclusion of PCFG and FCPO operating expenses of $22.3 million. 2008 retail operating expenses excluding PCFG and FCPO, of $42.3 million, were $2.6 million lower than for 2007 primarily due to the shift of incurred advertising expense to the fourth quarter 2008.
     General and administrative expenses of $30.3 million for 2008 were $3.8 million higher than 2007, due to the inclusion of PCFG and FCPO expenses of $7.5 million. 2008 general and administrative expenses excluding PCFG and FCPO, of $22.9 million, were $2.6 million lower than for 2007, primarily due to the completion of the Party America integration partly offset by higher stock compensation expense related to performance-based options.

Interest expense, net
     Interest expense of $12.2 million for 2008 was $0.7 million lower than for 2007, reflecting lower Libo rates.
Other (income) expense, net
     Other income, net, totaled $0.4 million in 2008 and principally consisted of a gain on sale of retail stores to a franchisee, net of a one-time expense to amend a license agreement. In 2007, other expense, net, totaled $0.2 million.
Income tax expense
          Income tax expense for 2008 and 2007 were based upon the estimated consolidated effective income tax rates of 37.9% and 38.1% for the years ending December 31, 2008 and December 31, 2007, respectively. The decrease in the 2008 effective income tax rate is primarily attributable to a lower average state income tax rate.
NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007
     The following tables set forth the Company’s operating results as a percentage of total revenues.

	Nine Months Ended September 30,
	2008	2007
Revenues:
Net sales	98.4%	98.0%
Royalties and franchise fees	1.6	2.0

Total revenues	100.0	100.0

Expenses:
Cost of sales	63.1	64.3
Selling expenses	3.1	3.9
Retail operating expenses	17.4	14.4
Franchise expenses	0.9	1.2
General and administrative expenses	8.6	9.3
Art and development costs	1.0	1.1

Total expenses	94.1	94.2

Income from operations	5.9	5.8

Interest expense, net	3.6	5.0
Other (income) expense, net	(0.1)	2.0

Income (loss) before income taxes and minority interests	2.4	(1.2)

Income tax expense (benefit)	0.9	(0.4)
Minority interests	(0.1)	0.0

Net income (loss )	1.6%	(0.8)%

	Nine Months Ended September 30,
	2008		2007
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue
Revenues
Sales
Wholesale	$505,476	47.5%	$458,329	56.6%
Eliminations	(161,684)	(15.2)	(118,080)	(14.6)

Net wholesale	343,792	32.3	340,249	42.0
Retail	702,645	66.0	454,268	56.0

Total net sales	1,046,437	98.3	794,517	98.0
Franchise related	17,555	1.7	16,425	2.0

Total revenues	$1,063,992	100.0%	$810,942	100.0%

Wholesale Sales
     Net sales for 2008 of $343.8 million were $3.5 million or 1.0% higher than sales for 2007. Net sales for 2008 reflect the elimination of inter-company sales to PCFG and FCPO, in addition to the inter-company sales to Party City and Party America. Had the PCFG and FCPO acquisitions occurred January 1, 2007, the Company would have eliminated an additional $24.5 million of inter-company sales during 2007. Accordingly, net sales for 2008 of $343.8 million were $28.2 million or 8.9% higher than adjusted sales for 2007.
     Net sales to party superstores (including our franchisees) and independent party stores totaled $99.5 million and were $7.1 million or 7.7% higher than adjusted 2007 sales. The increase in sales principally reflects synergy sales to our franchisees. International sales totaled 66.7 million and were 11.1 % higher than in 2007, principally due to the strong demand for new party programs at several European national accounts. Net sales of metallic balloons were $73.2 million or 11.6% higher than in 2007, primarily due to the timing of Valentine’s Day sales and growth in sales to international balloon distributors and mass merchants. Net sales to other retail channels (including card and gift stores, mass merchant, drug, craft and contract manufacturing) were $104.4 million, or 7.0% higher than 2007.
Retail Sales
     Net retail sales for company-owned stores for 2008 of $702.6 million were $248.4 million or 54.7% higher than net retail sales for 2007, reflecting the FCPO and PCFG additional sales of $254.6 million.
     Net retail sales of Party City and Party America company-owned stores decreased by $7.2 million or 1.6% compared to 2007. The decrease reflects a 2.0% decrease in average store count compared to 2007, partially offset by a 0.4% increase in same store sales. Same store sales for Party City and Party America “Big Box” stores (i.e., generally greater than 8,000 square feet) increased 1.4% and were partially offset by an 11.7% decrease in same stores sales at our outlet stores.
Gross Profit
     The following table sets forth the Company’s consolidated gross profit on net sales.

	Nine Months Ended September 30,
	2008		2007
	Dollars in	Percentage of associated	Dollars in	Percentage of associated
	Thousands	sales	Thousands	sales

Net Wholesale	$112,788	32.8%	$102,662	30.2%
Net Retail	262,284	37.3%	170,226	37.5%

Total Gross Profit	$375,072	35.8%	$272,888	34.3%

     The gross profit margin on net sales at wholesale for 2008 was 32.8% or 260 basis points higher than in 2007. The increase in gross profit margin principally reflects the elimination of certain low margin full case sales, other changes in product mix and lower distribution costs.
     Retail gross profit margin for 2008 was 37.3% or 20 basis points lower than in 2007, primarily due to changes in product mix and increased occupancy costs as a percentage of sales.
Operating expenses
     Selling expenses of $32.5 million for 2008 were $1.1 million higher than for 2007. As a percent of total revenues, selling expenses were 3.9% for 2008, or 80 basis points lower than for 2007 as a result of the acquisitive growth in sales.
     Retail operating expenses for 2008 totaled $185.1 million, or $68.8 million higher than in 2007, principally due to the inclusion of PCFG and FCPO operating expenses of $69.2 million.
     General and administrative expenses of $91.8 million for 2008 were $16.1 million higher than the prior year, primarily due to the inclusion of PCFG and FCPO expenses of $21.8 million, and higher stock compensation expense related to performance – based options, offset by lower retail expenses resulting from the completion of the Party America integration. As a percent of total revenues, general and administrative expenses were 8.6% for 2008, or 70 basis points lower than 2007.
Interest expense, net
     Interest expense of $38.6 million for 2008 was $2.3 million lower than for 2007, reflecting lower Libo rates as well as lower margin rates resulting from our May 2007 debt refinancing.

Other (income) expense, net
     Other income, net, totaled $1.1 million in 2008, and principally consisted of a gain on sale of retail stores to a franchisee and our share of income from an unconsolidated balloon distribution joint venture located in Mexico, partially offset by a one-time expense to amend a license agreement. In 2007, other expense, net, totaled $15.9 million and principally consisted of financing costs related to the refinancing of our term debt that occurred in May 2007.
Income tax expense (benefit)
     Income taxes expense (benefit) for 2008 and 2007 were based upon the estimated consolidated effective income tax rates of 37.9% and 38.1% for the years ending December 31, 2008 and December 31, 2007, respectively. The decrease in the 2008 effective income tax rate is primarily attributable to a lower average state income tax rate.
Liquidity and Capital Resources
          References to 2008 and 2007 in this section refer only to the nine-month periods ended September 30, 2008 and 2007.
     In 2008, net cash of $9.4 million was provided by operating activities compared to 2007 cash used in operating activities of $9.7 million.
     Net income, after adjusting for non-cash charges, provided cash of $48.1 million in 2008 compared to $38.1 million in 2007. Changes in working capital resulted in use of cash of $38.8 million in 2008 compared to $47.8 million in 2007. Cash was used in both years to increase inventory in preparation for Halloween and to pay down suppliers following the prior year end.
     Investing activities principally related to property additions for new stores, store improvements and renovations, and investments in our distribution facilities and computer systems, resulted in cash outlays for capital additions of $37.0 million in 2008 compared to $24.7 million in 2007.
     Cash flows from financing activities were $42.3 million in 2008 compared to $38.1 million in 2007. Proceeds from loans under our revolving credit facilities to fund our operating and investing activities noted above were the main sources in both years. Additionally, Party City received proceeds of $2.5 million in capital contributions from existing minority owners of PCFG for the purchase of additional equity. Required repayments on our term debt for the remainder of the year will be $0.9 million. At September 30, 2008, we had $46.2 million of availability remaining on our primary revolving credit agreement, and PCFG had $5.5 million available under its separate revolving credit agreement.
     We expect that cash generated from operating activities and availability under our credit agreements will be our principal sources of liquidity. Based on our current level of operations and our capital plans for 2009, we believe these sources will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior secured credit facilities in an amount sufficient to enable us to repay our indebtedness, including the 8.75% senior subordinated notes, or to fund our other liquidity needs.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we have utilized interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended September 30, 2008 and 2007, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and the income before income taxes and minority interest for the quarters ended September 30, 2008 and 2007 would have decreased by $2.5 million and $1.9 million, respectively and the income (loss) before income taxes and minority interest for the nine months ended September 30, 2008 and 2007 would have decreased (increased) by $7.4 million and $5.8 million, respectively . These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit and a decrease in operating income of $1.6 million and $1.3 million for the three months ended September 30, 2008 and 2007, respectively and $4.5 million and $2.5 million for the nine months ended September 30, 2008 and 2007 respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
Item 4. Controls and Procedures
     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended September 30, 2008, identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive and Financial Officers pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSCAN HOLDINGS, INC.
	By:	/s/ Michael A. Correale
Michael A. Correale
Date: December 4, 2008		Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)