Form 10-Q/A
period 2008-03-31
AMSCAN HOLDINGS INC
filed 2008-12-09
CIK 1024729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 2

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of December 9, 2008, 1,000.00 shares of Registrant’s common stock were outstanding.

Explanatory Note
     Amscan Holdings Inc. is filing this amendment (the “Form lO-Q/A”) Report on Form 10-Q for the quarter ended March 31, 2008 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“SEC”) on May 15, 2008, solely to include exhibits 31.1, 31.2, and 32 with the revised amendment date. Exhibits 31.1, 31.2, and 32 were mistakenly excluded from Amendment No. 1 (the “Form 10-Q/A”) that was filed with the U.S. Securities and Exchange Commission (“SEC”) on October 12, 2008.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSCAN HOLDINGS, INC.
By:	/s/ Michael A. Correale
Michael A. Correale
Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

Date: December 9, 2008

3