Form 10-Q/A
period 2008-06-30
AMSCAN HOLDINGS INC
filed 2008-12-09
CIK 1024729

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

Explanatory Note
     Amscan Holdings Inc. is filing this amendment (the “Form l0-Q/A”) Report on Form 10-Q for the quarter ended June 30, 2008 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“SEC”) on August 14, 2008, solely to include exhibits 31.1, 31.2, and 32 with the revised amendment date. Exhibits 31.1, 31.2, and 32 were mistakenly excluded from Amendment No.1 (the “Form 10-Q/A”) that was filed with the U.S. Securities and Exchange Commission (“SEC”) on October 12, 2008.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSCAN HOLDINGS, INC.
	By:	/s/ Michael A. Correale
Michael A. Correale
Date: December 9, 2008		Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

3