Form 10-K
period 2008-12-31
AMSCAN HOLDINGS INC
filed 2009-03-31
CIK 1024729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

Commission file number 000-21827
Amscan Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3911462
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

80 Grasslands Road Elmsford, NY	10523
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:
(914) 345-2020
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐       No ☑
     If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☑       No ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     The aggregate market value of the Common Stock held by non-affiliates of the Registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) at June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $42,485,000.
     The number of outstanding shares of the registrant’s common stock as of March 31, 2009 was 1,000.00.
DOCUMENTS INCORPORATED BY REFERENCE
     None.

AMSCAN HOLDINGS, INC.
FORM 10-K
December 31, 2008
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

PART I
Item 1. Business
     Amscan Holdings, Inc. (“Amscan” or the “Company”) designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic balloons, accessories, novelties, gifts and stationery. The Company also operates specialty retail party and social expressions supply stores in the United States, and franchises both individual stores and franchise areas throughout the United States and Puerto Rico, under the names Party City, Party America, Factory Card & Party Outlet, The Paper Factory and Halloween USA. The Company is a wholly-owned subsidiary of AAH Holdings, Inc. (“AAH”).
Wholesale Operations
     We believe we are a leading designer, manufacturer and distributor of decorative party goods in the United States and the largest manufacturer of metallic balloons in the world. We offer one of the broadest and deepest product lines in the party goods industry. We currently offer over 400 party goods ensembles, which range from approximately 30 to 100 design-coordinated items spanning tableware, accessories, novelties, balloons, decorations and gifts. The breadth of these ensembles enables retailers to encourage additional sales for a single occasion. We market party good ensembles for a wide variety of occasions including seasonal and religious holidays, special events and themed celebrations. Our seasonal and religious ensembles enhance holiday celebrations throughout the year including New Year’s, Valentine’s Day, St. Patrick’s Day, Easter, Passover, Fourth of July, Halloween, Thanksgiving, Hanukkah and Christmas. Our special event ensembles include birthdays, christenings, first communions, bar mitzvahs, confirmations, graduations, bridal and baby showers and anniversaries. Our theme-oriented ensembles include Hollywood, Chinatown, Cocktail Party, Bachelorette, Casino, Disco, Hawaiian Luau, Mardi Gras, Fifties Rock-and-Roll, Summer Barbeque, Patriotic, Sports, Retirement and Western. In 2008, approximately 75% of our net sales at wholesale consisted of products designed for non-seasonal occasions, with the remaining 25% comprised of items used for holidays and seasonal celebrations throughout the year. Our extensive gift and stationery product lines, encompassing home, baby and wedding products for general gift giving or self-purchase, further leverage our design, marketing and distribution capabilities.
     Our products are sold at wholesale to party superstores, including our company-owned retail stores, other party goods retailers, independent card and gift stores, and other retailers and distributors throughout the world, including North America, South America, Europe, Asia and Australia. Sales to the party superstore distribution channel account for approximately 50% of our sales at wholesale. Party superstores provide consumers with a one-stop source for all of their party needs, generally at discounted prices. In addition, we have strong, long-standing relationships with balloon distributors and independent party and card and gift retailers, with these channels generally accounting for 25% of our sales at wholesale. Approximately 50% of the product sold to these retailers and distributors are products manufactured by the Company. The remaining 50% of products sold are supplied by third-party manufacturers, many of whom are located in Asia.
Retail Operations
     The Company’s various retail operations began as independent retailers and franchisors in the mid to late 1980’s. The Company acquired its retail operations in a series of transactions from December 2005 through November 2007. Our retail stores operate under the names Party City, Party America, The Paper Factory, Halloween USA and Factory Card & Party Outlet. Our retail focus is to provide the consumer with broad assortments, deep in-stock inventory positions, a compelling price-value proposition and an exceptional customer experience.
Retail Acquisitions and Transactions:
The Factory Card & Party Outlet Acquisition
     On November 16, 2007, (the “Factory Card & Party Outlet Acquisition Date”), the Company completed the merger of its wholly-owned subsidiary, Amscan Acquisition, Inc. with and into Factory Card & Party Outlet Corp. (“FCPO”), in accordance with the terms of the Agreement and Plan of Merger, dated as of September 17, 2007 (the “Factory Card & Party

Outlet Merger Agreement”). FCPO common stock was suspended from trading on the Nasdaq Global Market as of the close of trading on November 16, 2007. The merger followed the completion of a tender offer for all of the outstanding shares of FCPO common stock by Amscan Acquisition. As a result of the merger, each outstanding share of FCPO common stock was converted into the right to receive $16.50 per share, net to the seller in cash, without interest.
Party City Franchise Group Transaction
     Party City Corporation (“Party City”), a wholly-owned subsidiary of the Company, completed the acquisition of additional stores from franchisees in a series of transactions involving Party City, Party City Franchise Group Holdings, LLC (“Party City Holdings”), a majority-owned subsidiary of Party City, and Party City Franchise Group, LLC (“PCFG”), a wholly-owned subsidiary of Party City Holdings, on November 2, 2007 (“Party City Franchise Group Transaction Date”). Party City contributed cash and 11 of its corporate retail stores located in Florida to Party City Holdings. Party City Holdings and PCFG also acquired 55 retail stores from three franchisees located in Florida and Georgia. PCFG operates the acquired 66 stores in the Florida and Georgia regions. The franchisee sellers received approximately $43.0 million in cash and, in certain instances, equity interests in Party City Holdings in exchange for the retail stores. The acquisitions were financed through the combination of cash contributed by Party City, which included borrowings under the Company’s existing credit facility, a new credit facility entered into by PCFG (“PCFG Credit Agreement”) and Party City Holdings equity issued to two franchisees in exchange for certain stores. Party City Holdings is an unrestricted subsidiary under the Company’s existing debt facilities and the new PCFG Credit Agreement is a stand alone facility which is not guaranteed by the Company or its other subsidiaries.
     On December 30, 2008, the Company acquired the Party City Holdings equity held by the two former franchisees, in exchange for total consideration of $15.9 million, which included cash of $0.5 million and warrants to purchase 544.75 shares of AAH Holding Company, Inc common stock at $0.01 per share.
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
     As of December 31, 2008, the Company’s retail network consisted of 391 party goods supply super stores, 166 party goods and social expressions supply stores, 86 party goods outlet stores and 273 franchisee-owned party goods supply super stores. During the year ended December 31, 2008, the Company also operated 149 temporary Halloween stores under the name Halloween USA. The Company’s party goods and social expressions supply stores typically range in size from 8,000 to 12,000 square feet and offer a broad range of products for all occasions, including Amscan and other brand merchandise. The Company’s outlet stores typically range in size from 3,000 to 4,500 square feet, and offer an assortment similar to their larger sister stores.
     Non-seasonal merchandise generally accounts for approximately 70% of our annual retail net sales, with birthdays being the largest non-seasonal event. Seasonal merchandise for Halloween, Christmas, Summer, Graduation, Easter and other holidays represents the remaining 30% of our annual retail sales.
     Retail operations generate revenue primarily through the sale of party goods through company-owned stores. Our Party City and Party America chains also generate revenue through the assessment of an initial one-time franchise fee and ongoing franchise royalty payments based on retail sales.
     Substantially all of our the Company’s retail store operations define a fiscal year (“Fiscal Year”) as the 52-week period or 53-week period ended on the Saturday nearest December 31st of each year, and define their fiscal quarters (“Fiscal Quarter”) as the four interim 13-week periods following the end of the previous Fiscal Year, except in the case of a 53-week Fiscal Year when the fourth Fiscal Quarter is extended to 14 weeks.
Summary Financial Information about the Company
     Information about the Company’s revenues, income from operations and assets for each of the years in the five-year period ended December 31, 2008, is included in this report in Item 6, “Selected Consolidated Financial Data.” The

Company’s consolidated financial statements include the accounts of the Company and its majority-owned and controlled entities.
     The Company does business in the United States and in other geographic areas of the world.
Wholesale Operations
     Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines and customer base and increased promotional activities, the impact of seasonality on the quarterly results of our wholesale operations has been limited. Promotional activities, including special dating terms, particularly with respect to Halloween and Christmas products sold in the third quarter, and the introduction of our new everyday products and designs during the fourth quarter result in higher accounts receivables and inventory balances during these periods.
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
     The results of operations for Party America, FCPO and PCFG are included in the consolidated results of operations from their respective dates of acquisition through December 31, 2008.
Our Business Strategy
     Our objective is to be the primary source for consumers’ party goods requirements and to expand our position as a leading national chain of party supply stores, while internally improving our operating efficiencies. Key components of our business strategy include the following:
Wholesale Operations
•	Build upon our Position as a Leading Provider to Party Goods Retailers. We will continue to offer convenient “one-stop shopping” for both large party superstores and smaller party goods retailers. We will seek to grow our sales to existing stores by increasing our share of sales volume and shelf space, continuing to develop innovative new products and helping retailers promote coordinated ensembles that increase average purchase volume per consumer through “add-on” or impulse purchases.

•	Capitalize on Investments in Infrastructure. We intend to increase our net sales and profitability by leveraging the significant investments we have made in our infrastructure. We believe that our state-of-the-art 896,000 square foot distribution facility provides us with warehousing and distribution capabilities to serve anticipated future growth.

•	Expand International Presence. We believe there is an opportunity to expand our international business, which represented approximately 14% of our net sales at wholesale in each of the years in the three-year period ended December 31, 2008. We currently have a presence in Europe, Mexico, Canada, Asia and Australia. We have our own sales force in the United Kingdom, Mexico and Canada, and operate through third-party sales representatives elsewhere. The market for decorative party goods outside the U.S. is less mature due to lower consumer awareness of party products and less developed retail distribution channels. Our strategies include broadening our distribution network, increasing accessorization and customization of our products to local tastes and holidays and continuing to deepen retail penetration.

•	Increase Penetration in Independent Retail Distribution Channel. We believe there is an opportunity to expand our sales to card and gift and other independent retailers. We have made significant investments in management, customer service and marketing infrastructure to support our sales effort. As we update and expand our product lines, we expect to increase sales and profitability from this distribution channel as sales growth is achieved with relatively fixed support costs.

•	Continued Growth Through Targeted Acquisitions. We believe that there will be, from time to time, opportunities to make acquisitions of complementary businesses. Through such businesses, we can leverage our existing marketing, distribution and production capabilities, expand our presence in the various retail distribution channels, further broaden and deepen our product lines and increase our penetration in international markets.
Retail Operations
•	Offer a Broad Selection of Merchandise. We will continue to provide customers with convenient one-stop shopping for party supplies by offering what we believe is one of the most extensive selections of party supplies available. The typical retail store offers a broad selection of Amscan and other brand merchandise consisting of more than 20,000 active SKU’s.

•	Maintain Value Price Position. We will continue to use the aggregate buying power of over 900 company-owned and franchise stores, which allows us to offer a broad line of high quality merchandise at low prices. We believe we reinforce customers’ expectations of value through our advertising and marketing campaigns.

•	Store Layout and Product Selection. We have a standardized product assortment and continually evaluate our aisle layouts, where appropriate, to allow customers to navigate the store more easily, and to provide increased availability of Amscan and other desired products.

•	Expand Network of Convenient Store Locations. Although we believe that our stores typically are destination shopping locations, we seek to maximize customer traffic and quickly build the visibility of new stores by situating our stores in high traffic areas. Site selection criteria include: population density, demographics, traffic counts, location of complementary retailers, storefront visibility and presence (either in a stand-alone building or in dominant strip shopping centers), competition, lease rates and accessible parking. We believe there are an extensive number of suitable domestic locations available for future stores, and we plan to open up over 5 new company-owned retail stores and anticipate that our franchisees will open between 5 and 10 franchise stores during 2009. In addition, we will continue our evaluation of the potential for growth through acquisition, and through temporary Halloween stores under the Halloween USA brand.

•	Provide Excellent Customer Service. We view the quality of our customers’ shopping experience as critical to our continued success, and we are committed to making shopping in our stores an enjoyable experience. For example, at Halloween, our most important selling season, each store significantly increases the number of sales associates available to assist customers. We hire and train qualified store managers and other personnel committed to serving our customers and compensate them based on specific performance measures in order to ensure a customer-service oriented culture in our stores.

•	Information Systems. In recent years our retail segment upgraded a number of its information systems which will allow us to continue to use technology to enhance our business practices. During 2008, we implemented software systems that align all retail store POS systems and further automate the merchandise forecasting and planning functions.
Innovative Product Development and Design Capabilities
     Our 120 person in-house design staff continuously develops fresh, innovative and contemporary product designs and concepts. Our continued investment in art and design results in a steady supply of fresh ideas and the creation of complex, unique ensembles that appeal to consumers. In 2008, we introduced approximately 2,000 new products and 40 new ensembles. Our proprietary designs and strength in developing new product programs at value prices help us keep our products differentiated from the competition.

Product Lines
     The following table sets forth the principal products distributed by the Company at the wholesale level, by product line:

Party Goods and Stationery		Metallic Balloons	Gift
Decorative and Solid Color Tableware	Baby and Wedding Memory Books	Bouquets	Ceramic Giftware
Candles	Decorative Tissues	18 Inch Standard	Decorative Candles
Cascades and Centerpieces	Gift Wrap, Bows and Bags	Sing-A-Tune SuperShapes	Decorative Frames
Crepe	Invitations, Notes and Stationery	Weights	Mugs
Cutouts	Photograph Albums
Flags and Banners	Ribbons
Latex Balloons	Stickers and Confetti
Novelty Gifts
Party Favors
Piñatas
Scene Setters
Wearables
     The percentage of net sales at wholesale for each product line for 2008, 2007 and 2006 are set forth in the following table:

	2008	2007	2006
Party Goods and Stationery	77%	77%	71%
Metallic Balloons	20	19	24
Gift	3	4	5

	100%	100%	100%

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
Masquerade
Patriotic
Religious
Sports
Summer Barbeque
Western

Manufactured Products
     Our vertically integrated manufacturing capability ( i.e., our ability to perform each of the steps in the process of converting raw materials into our finished products) enables us to control costs, monitor product quality, manage inventory investment better and provide more efficient order fulfillment. We manufacture items generally representing approximately 50% of our net sales at wholesale. Our facilities in New York, Kentucky, Rhode Island, Minnesota and Mexico are highly automated and produce paper and plastic plates and cups, paper napkins, metallic balloons and other party and novelty items. State-of-the-art printing, forming, folding and packaging equipment support these manufacturing operations. Given our size and sales volume, we are generally able to operate our manufacturing equipment on the basis of at least two shifts per day thus lowering production costs per unit. In addition, we manufacture products for third parties. This allows us to maintain a satisfactory level of equipment utilization.
Purchased Products
     We purchase products created and designed by us, generally representing approximately 50% of our net sales at wholesale, from independently-owned manufacturers, many of whom are located in Asia and with whom we have long-standing relationships. Our business is not dependent upon any single source of supply for these products. We maintain a sourcing office in Hong Kong that is dedicated to broadening our supplier base and facilitating process development and quality control.
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
Wholesale Sales and Marketing
     Our principal wholesale sales and marketing efforts are conducted through a domestic direct employee sales force of approximately 100 professionals servicing approximately 20,000 retail accounts. Included in this sales force are approximately 20 seasoned sales professionals who primarily service the party specialty retailer channel and who, on average, have been affiliated with us for over 20 years. In addition to the employee sales team, a select group of manufacturers’ representatives handle specific account situations. Employees of subsidiaries outside the United States generally service international customers. Our Anagram subsidiary utilizes a group of approximately 30 independent distributors to bring its metallic balloons to the grocery, gift and floral markets, as well as to our party superstore and specialty retailer customers.
     Our practice of including other party goods retailers in the various facets of our product development is a key element of our sales and marketing efforts. We target important consumer preferences by integrating our own market research with the input of other party goods retailers in the creation of our designs and products. In addition, our sales force may assist customers in the actual layout of displays of our products.
     To support our sales and marketing efforts, we produce six key decorative party product catalogues annually (five catalogues for seasonal products and one catalogue for everyday products), with additional catalogues to market our metallic balloons and gift products. We have also developed a website which displays and describes our product assortment and capabilities. This website enables our key customers to access real time information regarding the status of existing orders and stock availability. We utilize this website as a marketing tool, providing us with the ability to announce special product promotions, new program launches and other information in an expeditious manner.
Wholesale Distribution and Systems
      We ship our products directly to retailers and distributors throughout the United States and Canada from company-owned and leased distribution facilities that employ computer assisted systems. Our electronic order entry and information systems allow us to manage our inventory with minimal waste, maintain strong fill rates and provide quick order turnaround times of generally between 24 to 48 hours.

     Our distribution facilities for party and gift items are principally located in New York and represent more than 1,000,000 square feet in the aggregate. We distribute our metallic balloons domestically from company-owned and leased facilities in Minnesota and New York. Products for markets outside the United States are also shipped from leased distribution facilities in the United Kingdom, Mexico, Japan and Australia.
Wholesale Customers
     Our wholesale customers include our company-owned retail stores, our franchisees, other party goods retailers, independent card and gift retailers and other distributors. We have also expanded our presence in the mass, gift, supermarket and other smaller independent retail distribution channels. In the aggregate, we supply more than 40,000 retail outlets both domestically and internationally. In addition, to deepen our retail penetration at key European hypermarket and supermarket accounts, our focus will include broadening our distribution network, increasing accessorization and customization of our products to local tastes and holidays.
     We have a diverse wholesale customer base. Although our sales volume is concentrated with several important customers, generally party superstores, no individual customer accounts for more than 5 % of our sales at wholesale. For the years ended December 31, 2008, 2007 and 2006, net sales to franchise-owned and operated stores represented 18%, 22%,and 15%, of the Company’s net sales at wholesale, respectively. Franchisees are financially independent and represent a diversified credit exposure.
Competition at Wholesale
     We compete on the basis of diversity and quality of our product designs, breadth of product line, product availability, price, reputation and customer service. Although we have many competitors with respect to one or more of our products, we believe that there are few competitors who manufacture and distribute products with the complexity of design and breadth of product lines that we do. Furthermore, our design and manufacturing processes create efficiencies in manufacturing that few of our competitors can achieve in the production of numerous coordinated products in multiple design types.
     Competitors include smaller independent specialty manufacturers, as well as divisions or subsidiaries of large companies with greater financial and other resources than ours. Certain of these competitors control various party goods product licenses for widely recognized images, such as cartoon or motion picture characters, which could provide them with a competitive advantage. However, we have acquired one of the strongest portfolios of character licenses for use in the design and production of our metallic balloons.
Retail Merchandising
     Our stores are designed to be fun and engaging and to create a compelling shopping experience for the consumer. Our Party City, Party America and FCPO stores range in size from approximately 7,000 to 20,000 square feet with a typical store size between 8,000 and 12,000 square feet. Our Paper Factory Outlet stores range in size from 3,000 to 5,000 square feet. The stores are divided into various sections based upon product categories displayed to emphasize the breadth of merchandise available at a good value. In-store signage is used to emphasize our price-value position and make our stores easy to shop.
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
     Although product assortment is continually refreshed and updated, our product categories remain relatively consistent with our historical selection. The typical retail store offers a broad selection of Amscan and other branded merchandise consisting of more than 20,000 SKU’s. Non-seasonal merchandise historically represents two-thirds of a typical store’s selling space and annual net retail sales, while seasonal merchandise historically represents the remaining portion. We have over 40 product categories, each of which can be characterized into 11 general themes, including Halloween, Other Seasonal, Birthday, Balloons, Baby, Wedding, Anniversary, Greeting Card and Gift Wrap, Party Basics, Catering and Party Themes.

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
Retailer Suppliers
     Our wholesale business is the largest supplier to our retail operations, providing 47%, 47% and 25% of the merchandise purchased by our retail affiliates for each of the years ended December 31, 2008, 2007 and 2006, respectively. No other supplier provided more than 10% of our retail segment’s purchases during the past three years.
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
Retail Advertising and Marketing
     Our advertising focuses on promoting specific seasonal occasions as well as general themes, with a strong emphasis on our price-value position. Historically, we have advertised primarily via the use of free-standing inserts in newspapers throughout our market areas. We utilize other marketing techniques to supplement the inserts, including outdoor, direct mail, newspaper, television and radio advertising in selected markets, with the goal of increasing customer traffic and building our brand. We also place particular emphasis on highly targeted relationship marketing efforts. For example, we offer a Birthday Club program. In conjunction with our marketing efforts, we have websites that communicates products, party ideas and promotional offers, and sell selected party supply merchandise.
Franchise Operations
     As of December 31, 2008, we had 273 franchise stores throughout the United States and Puerto Rico. Stores run by franchisees utilize our format, design specifications, methods, standards, operating procedures, systems and trademarks.
     We receive revenue from our franchisees, consisting of an initial one-time fee and ongoing royalty fees. In addition, each franchisee has a mandated advertising budget, which consists of a minimum initial store opening promotion and ongoing local advertising and promotions. Further, franchisees must pay an additional 1% of net sales to a group advertising fund to cover common advertising materials. We do not offer financing to our franchisees for one-time fees and ongoing royalty fees.
     Current franchise agreements provide for an assigned area or territory that typically equals a three-mile radius from the franchisee’s store location and the right to use the Party City ® and Party America ® logos and trademarks, including “The Discount Party Super Store ® ”. In most stores, the franchisee or the majority owner of a corporate franchisee devotes full time to the management, operation and on-premises supervision of the stores or groups of stores.
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
     As of December 31, 2008, we had 3 territory agreements with certain franchisees. These agreements grant the holder of the territory the right to open one or more stores within a stated time period.
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
     We believe that our retail stores maintain a leading position in the party supply business by offering a wider breadth of merchandise than most competitors, a greater selection within merchandise classes and low prices on most items in our stores. We believe that our significant buying power, which results from the size of our retail store network, is an important advantage.
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
     Our wholesale and retail segments must also comply with applicable regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals can delay and sometimes prevent the opening of a new store or the shutting down of an existing store.
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

Copyrights and Trademarks
     We own copyrights on the designs we create and use on our products and trademarks on the words and designs used on or in connection with our products. It is our practice to register our copyrights with the United States Copyright Office to the extent we deem necessary. We do not believe that the loss of copyrights or trademarks with respect to any particular product or products would have a material adverse effect on our business. We hold approximately 122 licenses, allowing us to use various cartoon and other characters and designs principally on our metallic balloons. None of these licenses is individually material to our aggregate business.
     We own and permit our franchisees to use a number of trademarks and service marks registered with the United States Patent and Trademark Office, including Party City ® , The Discount Party Super Store ® , Halloween Costume Warehouse ®, Party America ® , The Paper Factory ®, The Factory Card & Party Outlet ®, and Halloween USA ® .
Information Systems
     We continually evaluate and upgrade our information systems to enhance the quantity, quality and timeliness of information available to management and to improve the efficiency of our manufacturing and distribution facilities as well as our service at the store level. We implemented new merchandise replenishment software in 2006 to complement our distribution, planning and allocation processes. The system is intended to enhance the store replenishment function by improving in-stock positions, leveraging our distribution infrastructure and allowing us to become more effective in our use of store labor. In 2008, we implemented new Point of Sale systems, and upgraded merchandising systems, to standardize technology across Party City, Party America, and PCFG.
Employees
     As of December 31, 2008, the Company had approximately 5,380 full-time employees and 8,750 part-time employees, none of whom is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.
Item 1A. Risk Factors
Consumer Demands and Preferences
     As a manufacturer, distributor and retailer, our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Our success depends on our ability to identify product trends as well as to anticipate and respond to changing merchandise trends and consumer demand in a timely manner. We cannot assure you that we will be able to continue to offer assortments of products that appeal to our customers or that we will satisfy changing consumer demands in the future. In addition, if consumers demand for single-use, disposable party goods were to diminish in favor of reusable products for environmental or other reasons our sales could decline. We also sell certain licensed products that are in great demand for short time periods, making it difficult to project our inventory needs for these products. Accordingly, if:
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
Raw Material and Production Costs
     The costs of our key raw materials (paper and petroleum-based resin) fluctuate. In general, we absorb movements in raw material costs we consider temporary or insignificant. However, cost increases that are considered other than temporary may require us to increase our prices to maintain our margins. Customers may resist such price increases.
     Products we manufacture, primarily tableware and metallic balloons, generally represent approximately 50% of our net sales at wholesale. During the past three years, we have invested approximately $18.2 million in printing, fabrication, packaging and other manufacturing equipment, allowing us to increase productivity rates, thereby lowering labor and overhead as a percentage of manufacturing costs. We believe our ability to manufacture product representing approximately 50% of our sales enables us to lower production costs by optimizing production while minimizing inventory investment, to ensure product quality through rigid quality control procedures during production and to be responsive to our customers’ product design demands.
Interest Rates
     Although we may utilize interest rate swap agreements to manage the risk associated with fluctuations in interest rates, we are exposed to fluctuations in interest rates on a significant portion of our debt.
Exchange Rates
     We are exposed to foreign currency risk principally from fluctuations in the Euro, British pound sterling, Mexican peso, Canadian dollar and Chinese renminbi and their impact on our profitability in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently.
Execution of Key Initiatives
     During the past two years, our retail segment undertook a series of related initiatives to make fundamental improvements in its business, profitability and cash flow, including initiatives focused on: improving store layout and design, the breadth of assortment and quality of our products and related product pricing; improving financial, distribution and inventory systems; and building our talent base.
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

     If we are unable to attract new franchisees or to convince existing franchisees to open additional stores, any growth in royalties from franchised stores will depend solely upon increases in revenues at existing franchised stores. In addition, our ability to open additional franchise locations is limited by the territorial restrictions in our existing franchise agreements as well as our ability to identify additional markets in the United States that are not currently saturated with the products we offer. If we are unable to open additional franchise locations, we will have to sustain additional growth through acquisitions, opening new company-owned stores and by attracting new and repeat customers to our existing locations. If we are unable to do so, our revenues and operating income may decline.
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

Key Personnel
     Our success depends, to a large extent, on the continued service of our senior management team. The departure of senior officers could have a negative impact on our business, as we may not be able to find suitable management personnel to replace departing executives on a timely basis. We do not maintain key life insurance on any of our senior officers.
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
Item 2. Properties
     The Company maintains its corporate headquarters in Elmsford, New York and conducts its principal design, manufacturing and distribution operations at the following facilities:

Owned or Leased
(With
	Principal	Square	Expiration
Location	Activity	Feet	Date)
Elmsford, New York	Executive offices, show rooms, design and art production for party products	119,555 square feet	Leased (expiration date: December 31, 2014)

Harriman, New York	Manufacture of paper napkins	74,400 square feet	Leased (expiration date: March 31, 2011)

Newburgh, New York	Manufacture of paper napkins and cups	53,000 square feet	Leased (expiration date: May 31, 2010)

Narragansett, Rhode Island	Manufacture and distribution of plastic plates, cups and bowls	277,689 square feet	Leased (expiration date: April 26, 2011)

Louisville, Kentucky	Manufacture and distribution of paper plates	189,175 square feet	Leased (expiration date: March 31, 2013)

Eden Prairie, Minnesota	Manufacture of metallic balloons and accessories	115,600 square feet	Owned

Eden Prairie, Minnesota	Manufacture of retail, trade show and showroom fixtures	15,324 square feet	Leased (expiration date: June 30, 2009)

Tijuana, Mexico	Manufacture and distribution of party products	100,000 square feet	Leased (expiration date: August 15, 2012)

Chester, New York(1)	Distribution of party and gift products	896,000 square feet	Owned

Milton Keynes, Buckinghamshire, England	Distribution of party products throughout Europe	110,000 square feet	Leased (expiration date: June 30, 2017)

Edina, Minnesota	Distribution of metallic balloons and accessories	122,312 square feet	Leased (expiration date: December 31, 2010)

(1)	Property is subject to a lien mortgage note in the original principal amount of $10.0 million with the New York State Job Development Authority. The lien mortgage note bears interest at a rate of 4.89%, subject to change under certain conditions. The mortgage note is for a term of 96 months and requires monthly payments based on a 180-month amortization period with a balloon payment upon maturity in January 2010. At December 31, 2008, the principal amount outstanding under the lien mortgage note is approximately $6.3 million.
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
     FCPO leases a three story building located in Naperville, Illinois that includes offices and a 340,000 square-foot warehouse. The current lease expires in December 2018 and does not contain renewal options. The lease contains escalation clauses and obligations for reimbursement of common area maintenance and real estate taxes.
     PCFG leases a 13,918 square foot office (which includes a 10,000 square foot storage facility) located in Atlanta, Georgia. The lease expires in 2011 and does not contain renewal options. The lease includes obligations for reimbursement of common area maintenance and real estate taxes, and does not contain escalation clauses to base rent over the initial lease term.
     As of December 31, 2008, there were 477 company-owned Party City/Party America stores and 166 company-owned FCPO stores open in the United States. We lease the property for all of our company-owned stores. Our Party City, Party America and FCPO stores range in size from 6,800 to 19,800 square feet, with a typical store size between 8,000 and 12,000 square feet. Our Paper Factory Outlet stores range in size from 3,000 to 4,500 square feet. We do not believe that any individual store property is material to our financial condition or results of operations. Of the leases for the company-owned stores, 42 expire in 2009, 92 expire in 2010, 67 expire in 2011, 100 expire in 2012 and the balance expire in 2013 or thereafter. We have options to extend most of these leases for a minimum of five years.
     The following table shows the change in our retail network of stores for each of the years in the three-year period ended December 31, 2008.

	2008	2007	2006

Company-owned:
Stores open at beginning of year	673	630	662
Stores opened	19	6	13

Stores closed / sold	(55)	(28)	(45)
Stores acquired	6	65	0

Stores open at end of year	643	673	630

Franchise:
Stores open at beginning of year	283	324	315
Stores opened	13	22	16
Stores acquired	7	7	2

Stores closed / sold	(30)	(70)	(9)

Stores open at end of year	273	283	324

Total company-owned and franchise stores	916	956	954

     As of December 31, 2008, Company and franchise-owned retail stores were located in the following states, Puerto Rico and Dubai:

State	Company-owned	Franchise	Chain-wide
Alabama	4	8	12
Arizona	1	23	24
Arkansas	1	3	4
California	90	22	112
Colorado	15	3	18
Connecticut	5	3	8
Delaware	1	1	2
Dubai	0	1	1
Florida	56	13	69
Georgia	28	2	30
Hawaii	0	1	1
Idaho	1	0	1
Illinois	65	0	65
Indiana	27	0	27
Iowa	9	1	10
Kansas	3	6	9
Kentucky	9	0	9
Louisiana	4	8	12
Maryland	16	12	28
Michigan	39	0	39
Minnesota	1	25	26
Mississippi	3	3	6
Missouri	25	4	29
Montana	0	2	2
Nebraska	7	1	8
Nevada	6	0	6
New Hampshire	2	0	2
New Jersey	14	14	28
New Mexico	0	3	3
New York	43	14	57
North Carolina	4	19	23
North Dakota	0	4	4
Ohio	35	0	35
Oklahoma	3	0	3
Oregon	4	6	10
Pennsylvania	20	12	32
Puerto Rico	0	5	5
South Carolina	3	6	9
South Dakota	0	2	2
Tennessee	9	10	19
Texas	37	24	61
Vermont	1	0	1
Virginia	12	10	22
Washington	17	2	19
West Virginia	2	0	2
Wisconsin	21	0	21

Total	643	273	916

     In 2008, the Company operated 149 temporary Halloween stores under the Halloween USA name. Under this program, we operate temporary stores under short-term leases with terms of approximately four months, to cover the early September through early November Halloween season.
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
     As of the close of business on March 31, 2009, there were 112 holders of record of the Company’s common stock.
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
Issuer Purchases of Equity Securities
     Under the terms of our stockholders’ agreement, we have an option to purchase all of the shares of common stock held by former management stockholders, as defined, and, under certain circumstances, former management stockholders can require us to purchase all of the shares held by them. The purchase price as prescribed in the stockholders’ agreements is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. During the year ended December 31, 2008, we purchased and retired 0.50 shares of redeemable common stock held by a former stockholder.

Equity Compensation Plan Information
The following table sets forth certain information as of December 31, 2008, concerning our equity compensation plans (1);

	(a)	(b)	(c)
	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
	and Rights	and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	2,932.60	$13,242	48.47

Equity compensation plans not approved by security holders	—	—	—

Total	2,932.60	$13,242	48.47

(1)	See Note 15 to our consolidated financial statements included herein for a description of our equity incentive plan.

Item 6. Selected Consolidated Financial Data
     The selected consolidated financial data presented below as of and for the years ended December 31, 2008, 2007, 2006, 2005, and the eight months ended December 31, 2004 and the four months ended April 30, 2004 (Predecessor) are derived from the consolidated financial statements of the Company. The Predecessor periods reflect financial reporting periods prior to March 26, 2004, when the Company signed an agreement providing for its merger with AAH Acquisition Corporation (“AAH Acquisition”), a wholly-owned subsidiary of AAH Holdings Corporation (“AAH”), a privately held corporation jointly controlled by funds affiliated with Berkshire Partners LLC and Weston Presidio (together, and with Advent International Corporation after August 19, 2008, the “Principal Investors”) (together with related financing transactions, the “2004 Transactions”). The consolidated financial statements as of and for the years ended December 31, 2008, 2007 and 2006, are included in this report under Item 8, “Financial Statements and Supplementary Data.” The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

					Eight Months	Four Months
					Ended	Ended
	Year Ended December 31,				December 31,	April 30,
	2008	2007(1)	2006(2)	2005(3)	2004	2004
	(Dollars in thousands)					(Predecessor)
Statement of Operations Data :
Revenues:
Net sales	$1,537,641	$1,221,516	$993,342	$417,226	$265,556	$133,660
Royalties and franchise fees	22,020	25,888	21,746	509	—	—

Total revenues	1,559,661	1,247,404	1,015,088	417,735	265,556	133,660
Expenses:
Cost of sales	966,426	777,586	676,527	281,632	178,210	88,247
Selling expenses	41,894	41,899	39,449	36,181	23,529	12,430
Retail operating expenses	273,627	191,423	126,224	1,824	—	—
Franchise expenses	13,686	12,883	13,009	779	—	—
General and administrative expenses	120,272	105,707	84,836	36,026	22,718	10,874
Art and development costs	12,462	12,149	10,338	8,941	6,713	3,332
Impairment of trade name(4)	17,376	—	—	—	—	—

Income from operations	113,918	105,757	64,705	52,352	34,386	7,020
Interest expense, net	50,915	54,590	54,887	31,907	19,124	8,384
Other (income) expense, net (5),(6),(7)	(818)	18,214	(1,000)	3,224	882	31

Income (loss) before income taxes and minority interests	63,821	32,953	10,818	17,221	14,380	(1,395)
Income tax expense (benefit)	24,188	13,246	4,295	4,940	5,679	(551)
Minority interests	(877)	446	83	21	137	46

Net income (loss)	40,510	19,261	6,440	12,260	8,564	(890)
Dividend on redeemable convertible preferred stock	—	—	—	—	—	136

Net income (loss) applicable to common shares	$40,510	$19,261	$6,440	$12,260	$8,564	$(1,026)

									Eight Months		Four Months
									Ended		Ended
	Year Ended December 31,								December 31,		April 30,
	2008		2007(1)		2006(2)		2005(3)		2004		2004
	(Dollars in thousands)										(Predecessor)
Other Financial Data:
Capital expenditures, including assets under capital leases	$53,701		$36,648		$40,376		$17,051		$7,910		$3,757

Depreciation and amortization	47,278		38,093		38,619		18,602		9,519		5,296

Ratio of earnings to fixed charges(8)	1.6	x	1.4	x	1.1	x	1.5	x	1.7	x	0.9	x

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance Sheet Data:
Working capital	$87,726	$108,374	$167,561	$157,139	$126,372
Total assets(10)(11)(12)	1,507,977	1,498,845	1,217,371	1,118,947	647,266

Short-term obligations(9)	170,880	161,790	8,633	2,643	4,832
Long-term obligations(10)(11)(12)	550,755	584,336	558,372	561,567	384,993

Total obligations	$721,635	$746,126	$567,005	$564,210	$389,825

Redeemable common securities(10)(13)(14)	$18,171	$33,782	$9,343	$6,821	$3,705

Stockholders’ equity (10) (11) (12) (13) (14)	$410,228	$375,586	$359,839	$320,810	$146,728

(1)	FCPO and PCFG are included in the balance sheet data as of December 31, 2007, and the statement of operations and other financial data from Party City Franchise Group Transaction Date (November 2, 2007) and the Factory Card & Party Outlet Acquisition Date (November 16, 2007), respectively.

(2)	Party America is included in the balance sheet data beginning with December 31, 2006, and the statement of operations and other financial data from the Party America Acquisition Date (September 29, 2006).

(3)	Party City is included in the balance sheet data beginning with December 31, 2005 and the statement of operations and other financial data from the Party City Acquisition Date (December 23, 2005).

(4)	During the fourth quarter of 2008, the Company instituted a program to convert its company-owned and franchised Party America stores to Party City stores and recorded a $17.4 million charge for the impairment of the Party America trade name

(5)	In connection with the refinancing of debt in May 2007, the Company recorded non-recurring expenses of $16.2 million, including $6.2 million of debt retirement costs, $6.3 million write off of deferred finance costs, and a $3.7 million write-off of original issue discount associated with the repayment of debt.

(6)	In connection with the Party City Acquisition in December 2005 and the 2004 Transactions in April 2004, the Company recorded non-recurring expenses of $4.0 million and $11.8 million, respectively, including $6.2 million of debt retirement costs in 2004 and the write-off of $4.0 million and $5.6 million of deferred financing costs associated with the repayment of debt in 2005 and 2004, respectively.

(7)	During 2004, we sold common stock of a customer received in connection with the customer’s reorganization in bankruptcy, receiving net proceeds of approximately $0.07 million and recognizing a gain of approximately $0.05 million.

(8)	For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes and minority interests plus fixed charges. Fixed charges consist of interest expense on all obligations, amortization of deferred financing costs and an estimate of the rental expense on operating leases representing that portion of rental expense deemed by the Company to be attributable to interest.

(9)	Short-term obligations consist primarily of borrowings under bank lines of credit and the current portion of long-term debt. At December 31, 2008, the current portion of long-term debt includes $27.5 million of PCFG term debt that has been classified as current due to the PCFG’s noncompliance with the loan agreement’s financial covenants. See “Liquidity and Capital Resources”.

(10)	Common stock issued to consummate the Party America Acquisition totaled $29.7 million. Cash also paid to consummate the acquisition included $1.1 million for transaction costs, and $12.6 million to repay Party America senior debt.

(11)	Cash paid to consummate the Party City Acquisition totaled $567.0 million. Financing for the acquisition, including the repayment of borrowings under the Company’s 2004 Senior Secured Credit Facility, was provided by: (i) the $166.4 million Equity Investment in the Company’s parent, AAH, (ii) the $325 million First Term Loan (net of an original issue discount of $3.25 million), (iii) the $60 million Second Term Loan (net of an original issue discount of $1.5 million) and (iv) cash on-hand of $20.4 million.

(12)	Cash paid to consummate the 2004 Transactions in April 2004 totaled $530.0 million and was financed with initial borrowings (before deducting deferred financing costs of $13.1 million) consisting of a $205.0 million term loan under a new senior secured credit facility, the proceeds from the issuance of $175.0 million of 8.75% senior subordinated notes due 2014, an equity contribution by the Principal Investors and employee stockholders of $140.5 million, borrowings under the revolver of $23.6 million and available cash on hand.

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
     Our wholesale revenues are generated from the sales of approximately 35,000 SKU’s consisting of party goods for all occasions, including paper and plastic tableware, accessories and novelties, metallic balloons, stationery and gift items. Tableware (e.g. plates, cups, cutlery, napkins and tablecovers) is our core product category, with coordinating accessories (e.g., balloons, banners, gifts and stationery) and novelties ( e.g ., party favors) being offered to complement these tableware products. As a metallic balloon manufacturer, we have a strong presence in grocery, gift and floral distribution channels. With our retail segment, we operate 643 retail party and social expressions supply stores within the continental United States, and franchise individual store and franchise areas throughout the United States and Puerto Rico. At December 31, 2008, our network included 273 franchise stores. Our retail operations generate revenue primarily through the sale of more than 20,000 Amscan and other branded SKU’s through our company-owned stores, and through the imposition of an initial one-time franchise fee and ongoing franchise royalty payments based on retail sales from our franchised stores.
Results of Operations
     The results of operations for the year ended December 31, 2007 include the results of PCFG for the period following its formation on November 2, 2007 and the results of FCPO for the period following its acquisition on November 16, 2007. In addition, the results of operations for the year ended December 31, 2006 include the results of Party America’s operations for the period following its acquisition on September 29, 2006. We’ve referenced where PCFG, FCPO and Party America have affected the comparability of our results of operations.
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Percentage of Total Revenues

	Year Ended December 31,
	2008	2007
Revenues:
Net sales	98.6%	97.9%
Royalties and franchise fees	1.4	2.1

Total revenues	100.0	100.0

Expenses:
Cost of sales	62.0	62.3
Selling expenses	2.7	3.4
Retail operating expenses	17.5	15.3
Franchise expenses	0.9	1.0
General and administrative expenses	7.7	8.5
Art and development costs	0.8	1.0
Impairment of trade name	1.1	—

Total expenses	92.7	91.5

Income from operations	7.3	8.5

Interest expense, net	3.3	4.4
Other (income) expense, net	(0.1)	1.5

Income before income taxes and minority interests	4.1	2.6

Income tax expense	1.6	1.1
Minority interests	(0.1)	0.0

Net income	2.6%	1.5%

Total Revenues
     The following table sets forth the Company’s total revenues for the years ended December 31, 2008 and 2007, respectively.

	Year Ended December 31,
	2008		2007
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue
Revenues
Sales
Wholesale	$653,403	41.9%	$626,476	50.2%

Eliminations	(214,898)	(13.8)	(173,143)	(13.9)

Net wholesale	438,505	28.1	453,333	36.3
Retail	1,099,136	70.5	768,183	61.6

Total net sales	1,537,641	98.6	1,221,516	97.9
Franchise related	22,020	1.4	25,888	2.1

Total revenues	$1,559,661	100.0%	$1,247,404	100.0%

Wholesale
     Net sales for 2008 of $438.5 million were $14.8 million or 3.3% lower than net sales for 2007. Net sales for 2008 reflect the elimination of intercompany sales to PCFG and FCPO for the entire year. Net sales for 2007 reflect the elimination of intercompany sales to PCFG and FCPO from the Party City Franchise Transaction Date and the Factory Card & Party Outlet Acquisition Date, respectively. Had the PCFG transactions and FCPO acquisition occurred January 1, 2007, the Company would have eliminated an additional $31.0 million of intercompany sales during 2007 and net sales for 2008 would have been $16.2 million or 3.8% higher than adjusted sales for 2007.
     Net sales to party superstores (including our franchisees) and independent party stores totaled $151.5 million and were $5.2 million or 3.6% higher than adjusted 2007 sales, reflecting synergy-driven increases in sales to franchisees. International sales totaled $83.5 million and were $3.5 million or 4.4% higher than in 2007, as strong demand for new party programs at several European national accounts was partially offset by the impact of foreign currency fluctuations. Net sales of metallic balloons were $92.7 million or 4.5% higher than in 2007, principally the result of increased sales to international balloon distributors and the domestic mass market. Net sales to other retail channels (including card and gift stores, mass merchant, drug, craft and contract manufacturing) were $110.8 million or 3.2% higher than 2007, principally due to higher contract manufacturing sales early in 2008.
Retail
     Net retail sales for company-owned stores for 2008 of $1,099 million were $331.0 million or 43.1% higher than net retail sales for 2007, reflecting the inclusion of FCPO and PCFG sales for the entire year 2008, which were $319.8 million higher than those sales included in 2007.
     Net retail sales of Party City and Party America company-owned stores totaled $685.6 million and were essentially flat compared to 2007, as a 3.6% decrease in average store count and a 13.0% decrease in same stores sales at our outlet stores offset a 1.2% increase in same store sales at our Big Box party stores (i.e., generally greater than 8,000 square feet) and the inclusion of a 53rd week in our 2008 retail calendar. Net sales at our temporary Halloween stores totaled $39.5 million or 38.0% higher than in 2007 due to an increase in store count.
Royalties and franchise fees
     Franchise related revenue for the year ended December 31, 2008, consisting of royalties and franchise fees, totaled $22.0 million or 14.9% lower than in 2007 principally as a result of the elimination in 2008 of royalties from the 55 former franchise stores acquired by PCFG in November 2007. During 2008, 23 stores were either opened or acquired by franchisees and 14 franchise stores were closed or sold, as compared to 29 stores opened or acquired by franchisees and 15 franchise stores were closed or sold during 2007. Franchise stores reported same-store net sales of $468.4 million or an increase of 0.7% for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Gross Profit
     The following table sets forth the Company’s consolidated gross profit on net sales for the years ended December 31, 2008 and 2007, respectively.

	Year Ended December 31,
	2008		2007
	Dollars in	% of associated	Dollars in	% of associated
	Thousands	sales	Thousands	sales
Net Wholesale	$142,438	32.5%	$131,674	29.0%
Net Retail	428,777	39.0%	312,256	40.6%

Total Gross Profit	$571,215	37.1%	$443,930	36.3%

     The gross profit margin on net sales at wholesale for 2008 was 32.5% or 350 basis points higher than in 2007. The increase in gross profit margin principally reflects the elimination of certain low margin full case sales, other changes in product mix and lower distribution costs.
     Retail gross profit margin for 2008 was 39.0% or 160 basis points lower than in 2007, primarily due to increased promotional product pricing and inventory shrink and damage reserves and higher occupancy costs, as a percent of sales, principally as a result of the acquisition of FCPO.
Operating expenses
     Selling expenses totaled $41.9 million for both 2008 and 2007 as a decrease in variable expenses, attributable to a decrease in sales at wholesale, was offset by increases principally in base compensation and employee benefits. Selling expenses decreased to 2.7% of total revenue in 2008 from 3.4% in 2007, as a result of the increase in retail sales.
     Retail operating expenses of $273.6 million for 2008 were $82.2 million higher than 2007, reflecting the full year expenses of PCFG and FCPO Retail operating expenses were 24.9% of retail sales in both 2008 and 2007. Franchise expenses for 2008 of $13.7 million increased to 62.1% of franchise related revenue in 2008 compared to 49.8% in 2007, principally as a result of the elimination of royalties from PCFG’s former franchise stores.
     General and administrative expenses for 2008 were $120.3 million, increasing by $14.6 million over 2007. After adjusting general and administrative expenses for the full year impact of PCFG and FCPO, comparable expenses decreased by $10.3 million. The decrease in general and administrative expenses principally reflects lower retail expenses resulting from the completion of the Party America integration, partially offset by higher base compensation and employee benefits. As a percentage of total revenues, general and administrative expenses were 7.7% for 2008 compared to 8.5% for 2007.
     Art and development costs of $12.5 million for 2008 were comparable to the costs for 2007. As a percentage of total revenues, art and development costs were 0.8% and 1.0% of total revenues for 2008 and 2007, respectively.
      During the fourth quarter of 2008, the Company instituted a program to convert its company-owned and franchised Party America stores to Party City stores and recorded a $17.4 million charge for the impairment of the Party America trade name.
Interest expense, net
     Interest expense of $50.9 million for 2008 was $3.8 million lower than for 2007, reflecting the impact of lower Libor as well as lower margin rates following our May 2007 debt refinancing, on higher average debt, following the PCFG transaction and the FCPO acquisition..
Other (income) expense, net
     Other income, net, totaled $0.8 million in 2008, as a net gain on the disposal of assets and our share of income from an unconsolidated balloon distribution joint venture located in Mexico was partially offset by the cost to amend a licensing agreement. In 2007, other expense, net of $18.2 million principally consists of debt retirement costs related to the refinancing of our term and revolving credit facilities during the second quarter of 2007, and a reserve recorded against an investment in a foreign subsidiary. It also includes derivative gains and losses, a net loss on the disposal of assets and our share of income from the unconsolidated joint venture. The undistributed income from the unconsolidated joint venture includes the elimination of intercompany profit in the joint venture’s inventory at December 31, 2008 and 2007.
Income tax expense
     Income tax expense for 2008 and 2007 were based upon the estimated consolidated effective income tax rates of 37.9% and 40.2% for the years ended December 31, 2008 and December 31, 2007, respectively. The decrease in the 2008 effective income tax rate is primarily attributable to a lower average state income tax rate.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Percentage of Total Revenues

	Twelve Months Ended
	December 31,
	2007	2006
Revenues:
Net sales	97.9%	97.9%
Royalties and franchise fees	2.1	2.1

Total revenues	100.0	100.0

Expenses:
Cost of sales	62.3	66.6
Selling expenses	3.4	3.9
Retail operating expenses	15.3	12.4
Franchise expenses	1.0	1.3
General and administrative expenses	8.5	8.4
Art and development costs	1.0	1.0

Total expenses	91.5	93.6

Income from operations	8.5	6.4

Interest expense, net	4.4	5.4
Other expense (income), net	1.5	(0.1)

Income before income taxes and minority interests	2.6	1.1

Income tax expense	1.1	0.5
Minority interests	0.0	0.0

Net income	1.5%	0.6%

Total Revenues
     The following table sets forth the Company’s total revenues for the years ended December 31, 2007 and 2006, respectively.

	Year Ended December 31,
	2007		2006
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue
Revenues
Sales
Wholesale	$626,476	50.2%	$508,486	50.1%

Eliminations	(173,143)	(13.9)	(75,952)	(7.5)

Net wholesale	453,333	36.3	432,534	42.6
Retail	768,183	61.6	560,808	55.2

Total net sales	1,221,516	97.9	993,342	97.9
Franchise related	25,888	2.1	21,746	2.1

Total revenues	$1,247,404	100.0%	$1,015,088	100.0%

Wholesale
     Net sales, at wholesale, of $453.3 million were $20.8 million or 4.8% higher than sales for the year ended December 31, 2006. Net sales to party superstores totaled $154.3 million and were 50.5% higher than in 2006. The Company attributes the increase in sales to party superstores to synergistic growth, as the Company expanded the number of product lines available to its retail franchisees and other party stores. Sales to independent card and gift stores also increased 6.7% to $57.9 million, principally the result of an expanded gift line. International sales totaled $80.0 million or 17.0% higher than in 2006. The Company attributes the increase in international sales to the strong demand for our party goods at European national accounts. Net sales of metallic balloons were $88.8 million, down 2.3% from 2006, as growth in metallic balloon sales was more than offset by lower flexible packaging sales.
     Net sales to company-owned retail stores totaled $173.1 million or 128.0% higher than in 2006, and are eliminated in consolidation.
Retail
     Net retail sales of company-owned stores for year ended December 31, 2007 were $768.1 million or 37.0% higher than net retail sales for the year ended December 31, 2006. The increase includes $113.6 million of sales generated by Party America stores from the beginning of the year through the one year anniversary (September 29, 2007) of the Party America Acquisition, $31.1 million of sales generated by FCPO during 2007, $19.1 million of sales generated by PCFG during 2007, and $28.6 million of sales generated by Halloween USA during 2007.
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
Gross Profit
     The following table sets forth the Company’s consolidated gross profit on net sales for the years ended December 31, 2007 and 2006, respectively.

	Twelve Months Ended December 31,
	2007		2006
	Dollars in	% of associated	Dollars in	% of associated
	Thousands	sales	Thousands	sales
Net Wholesale	$131,674	29.0%	$118,699	27.4%
Net Retail	312,256	40.6%	198,116	35.3%

Total Gross Profit	$443,930	36.3%	$316,815	31.9%

     The gross profit margin on net sales, at wholesale, for the year ended December 31, 2007 was 29.0% or 160 basis points higher than 2006. The increase in gross profit margin principally reflects improved product pricing and changes in product mix. Retail gross profit margin for 2007 of 40.6% was 530 basis points higher than gross profit margin for 2006, reflecting the recognition of previously deferred wholesale gross profit margin on product purchased from the Company’s wholesale affiliates, as well as favorable product pricing and product mix.

Operating expenses
     Selling expenses of $41.9 million for 2007 were $2.5 million higher than 2006, consistent with the increase in sales, at wholesale, and also reflect increases in base compensation and employee benefits, partially offset by a reduction in the size of our sales force. As a percent of total revenues, selling expenses were 3.4% for the year ended December 31, 2007 as compared to 3.9% for 2006.
     Retail operating expenses of $191.4 million for 2007 were $65.2 million higher than 2006, and reflect $28.8 million of operating expenses related to Party America from the beginning of the year through the Party America Acquisition Anniversary date, $7.4 million of operating expenses related to FCPO for 2007, $6.6 million of operating expenses related to PCFG, and $7.7 million of operating expenses related to Halloween USA. Excluding the effects of these acquisitions, our retail operating expenses increased by $14.9 million, due to increased sales, and investments in payroll to support in-store programs and initiatives designed to improve the overall shopping experience. Franchise expenses for 2007 of $12.9 million were comparable to the expenses for 2006.
     General and administrative expenses for 2007 were $105.7 million, increasing by $20.9 million over 2006. Excluding Party America (for the period from January 1, 2007 through the Party America Acquisition Anniversary date), FCPO, Halloween USA and PCFG, the expense increase was $3.9 million. As a percentage of total revenues, general and administrative expenses were 8.5% for 2007 against 8.4% for 2006. The increase in general and administrative expenses principally reflects higher base compensation and employee benefits, increased staffing in our Asian offices to support international growth, and higher stock-based compensation as a result of the issuance of additional common stock options in 2007.
     Art and development costs of $12.1 million for the year ended December 31, 2007 were $1.8 million higher than costs for 2006. As a percentage of total revenues, art and development costs were 1.0% of total revenues for 2007 and 2006. The increase in art and development costs reflects the investment in new product development associated with our synergistic sales growth.
Interest expense, net
     Interest expense, net, of $54.6 million for 2007 was $0.3 million lower than interest expense for the year ended December 31, 2006, reflecting reduced interest rates resulting from our 2007 debt refinancing, partially offset by higher average borrowings following the Party America Acquisition in September 2006, and the acquisitions of FCPO, PCFG and Halloween USA in 2007.
Other expense (income), net
     Other expense, net of $18.2 million principally consists of debt retirement costs related to the refinancing of our term and revolving credit facilities during the second quarter of 2007, and a reserve recorded against an investment in a foreign subsidiary. It also includes derivative gains or losses, and our share of income in an unconsolidated joint venture. Other income, net for 2006 principally consists of a recognized gain on the sale-leaseback of a warehouse in Chester, New York of $2.1 million, partially offset by losses on the sales of other property, plant and equipment and undistributed income in an unconsolidated joint venture. The undistributed income represents our share of the operations of a Mexican balloon distribution joint venture and includes the elimination of inter-company profit in the joint venture’s inventory at December 31, 2007 and 2006.
Income taxes
     Income taxes for 2007 and 2006 were based upon the estimated consolidated effective income tax rates of 40.2% and 39.7% for the years ended December 31, 2007 and 2006, respectively. The increase in the rate is attributable to a non-deductible reserve recorded on an investment in a foreign subsidiary, partially offset by favorable tax treatment related to inventory contributions and foreign tax rates.

Liquidity and Capital Resources
Capital Structure
     On May 25, 2007, the Company, a wholly owned subsidiary of AAH Holdings Corporation (“AAH”), and AAH, entered into (i) a $375 million Term Loan Credit Agreement (the “Term Loan Credit Agreement”), and (ii) an ABL Credit Agreement (the “ABL Credit Agreement”) with a committed revolving credit facility in an aggregate principal amount of up to $250 million (as amended). The Company used the proceeds from these facilities to terminate a previously existing $410 million first lien credit and guaranty agreement and (ii) the $60 million second lien credit and guaranty agreement.
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
     The term loans are subject to mandatory prepayment out of (i) 100% of net proceeds arising from asset sales, insurance and condemnation proceeds, subject to reinvestment provisions, (ii) 50% of net proceeds arising from certain equity issuances by the Company or its subsidiaries (which percentage will be reduced to 25% or 0% if the Company’s total leverage ratio is less than specified ratios), (iii) net proceeds arising from any debt issued by the Company or its subsidiaries and (iv) 50% (which percentage will be reduced to 25% or 0% if the Company’s total leverage ratio is less than specified ratios) of the Company’s Excess Cash Flow, as defined, if any.
     The Company is required to repay installments on the term loans in quarterly principal amounts of 0.25% of their funded total principal amount through March 31, 2013, with the remaining amount payable on the maturity date of May 25, 2013.
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
     At December 31, 2008, the balance of the Term Loan was $368.4 million.
ABL Credit Agreement
     The Company has a committed revolving credit facility in an aggregate principal amount of up to $250 million for working capital, general corporate purposes and the issuance of letters of credit. The ABL Credit Agreement provides for (a) extension of credit in the form of Revolving Loans at any time and from time to time during the period ended May 25, 2012 (the “Availability Period”), in an aggregate principal amount at any time outstanding not in excess of $250 million, subject to a borrowing base described below, (b) commitments to obtain credit, at any time and from time to time during the Availability Period, in the form of Swingline Loans, in an aggregate principal amount at any time outstanding not in excess of $10 million and (c) ability to utilize Letters of Credit, in an aggregate face amount at any time outstanding not in excess of $25 million, to support payment obligations incurred in the ordinary course of business by the Company and its subsidiaries.
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
     The ABL Credit Agreement contains negative covenants that are substantially similar to the Term Loan Credit Agreement. The ABL Credit Agreement requires the Company to comply with certain financial covenants if it has less than $25 million of excess availability. The ABL Credit Agreement also limits the amount of consolidated capital expenditures in any fiscal year
     The ABL Credit Agreement also contains certain customary affirmative covenants and events of default.
     Borrowings under the ABL Credit Agreement were $136.9 million, and outstanding standby letters of credit totaled $16.5 million at December 31, 2008.
Unrestricted Subsidiary Credit Agreement
     On November 2, 2007, Party City Franchise Group, LLC (“PCFG”), an indirect subsidiary of the Company, entered into a Credit Agreement (the “PCFG Credit Agreement”), among PCFG, CIT Group/Business Credit, Inc., as Administrative Agent and Collateral Agent, Newstar Financial, Inc., as Syndication Agent, CIT Capital Securities LLC, as Sole Arranger, and the Lenders party thereto. PCFG and Party City Franchise Group Holdings, LLC (“Party City Holdings”), the sole member of PCFG and an indirect subsidiary of the Company, have been designated by the board of directors of the Company as “Unrestricted Subsidiaries” pursuant to the Company’s existing ABL and term loan credit facilities and the indenture governing the 8.75% senior subordinated notes and neither PCFG nor Party City Holdings will be guarantors of the Company’s existing credit facilities or indenture. PCFG’s credit facility described below is a stand alone facility for PCFG and is not guaranteed by the Company or its other subsidiaries. A description of the material terms of the Credit Agreement follows.
PCFG Credit Agreement
     Pursuant to the Credit Agreement, PCFG borrowed $30 million in term loans and obtained a committed revolving credit facility in an aggregate principal amount of up to $20 million for working capital and general corporate purposes and the issuance of letters of credit (of up to $5 million at any time outstanding). The term loans and approximately $0.8 million from an initial revolving borrowing of $10.0 million were used to pay a portion of the purchase price of the acquisitions of retail stores from franchisees.
Interest Rate and Fees
     The Credit Agreement provides for two pricing options: (i) an alternate base rate (“ABR”) equal to the greater of (a) JPMorgan Chase Bank’s prime rate in effect on such day and (b) the federal funds effective rate in effect on such day plus 1/2 of 1% or (ii) an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. At closing the applicable margin was 2.75% with respect to ABR borrowings and 4.25% with respect to LIBOR borrowings, provided, however, that from and after the delivery of financial statements of Party City Holdings for the fiscal quarter ended December 31, 2008, the applicable margin will be subject to a single decrease of 0.50%, based on Party City Holdings’ total leverage ratio. In addition to paying interest on outstanding principal under the Credit Agreement, PCFG is required to pay a quarterly commitment fee equal to 0.50% in respect of the unutilized revolving commitments thereunder. PCFG must also pay customary letter of credit fees and agency fees.
     Prepayments
     The Credit Agreement provides that the term loans may be voluntarily prepaid and the revolving loan commitments be permanently reduced. Upon prior notice, PCFG may prepay any of its revolving loans at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans. The term loans are subject to mandatory prepayment out of (i) 100% of net proceeds arising from asset sales, insurance and condemnation proceeds, subject to certain exceptions and reinvestment provisions, (ii) 100% of net proceeds arising from certain equity or debt issuances by Party City Holdings or its subsidiaries subject to certain exceptions, and (iii) 75% (which percentage will be reduced to 50% or to 0% depending on Party City Holdings’ total leverage ratio being less than certain specified ratios) of the Excess Cash Flow of Party City Holdings.
     Amortization
     PCFG is required to repay installments on the term loans in quarterly principal amounts of $0.5 million through September 30, 2009, increasing to $0.75 million beginning on December 31, 2009 and ending September 30, 2012, with the remaining amount payable on the maturity date of November 1, 2012. There is no scheduled amortization for the revolving loans. The principal amount outstanding on the revolving loans under the Credit Agreement is due and payable in full on November 1, 2012.
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
Event of Default under PCFG Credit Agreement
     At December 31, 2008, PCFG was not in compliance with the financial covenants contained in the PCFG Credit Agreement. As a result, the PCFG lender group has the right to accelerate our obligation under the PCFG Term Loan, upon the vote of lenders holding a majority of outstanding commitments and borrowings thereunder, and is entitled to an additional 2% interest until such time as the default under the PCFG Credit Agreement is cured or waived. We have been engaged in active discussions with the PCFG lender group to address the issues under the term loan, including the need for: (1) a waiver of the existing defaults under the term loan and (2) an amendment of the financial covenants and certain other provisions contained in the term loan. Based upon the lenders’ rights to accelerate the obligation, we have classified the $27,5 million due under the PCFG Term Loan as a current liability (i.e., current portion of long–term debt) in our consolidated balance sheet as of December 31, 2008. There were no borrowings under the PCFG Revolver and no outstanding letters of credit at December 31, 2008.
     Under the terms of our other indebtedness, PCFG is an unrestricted subsidiary and the acceleration of our obligation under the PCFG term loan would not constitute an event of default.
Other Credit Agreements
     At December 31, 2008, we have a $0.4 million Canadian dollar denominated revolving credit facility that bears interest at the Canadian prime rate plus 0.6% and expires in April 2009, and a 1.0 million British Pound Sterling denominated revolving credit facility that bears interest at the U.K. base rate plus 1.75% and expires on June 30, 2009. No borrowings were outstanding under these revolving credit facilities at December 31, 2008 or 2007. We expect to renew these revolving credit facilities upon expiration.
     Long-term borrowings at December 31, 2008 include a mortgage note with the New York State Job Development Authority of $6.3 million which requires monthly payments based on a 180-month amortization period with a balloon payment upon maturity in January 2010. The mortgage note bears interest at the rate of 4.89%, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority’s confidential internal protocols. The mortgage note is collateralized by a distribution facility located in Chester, New York.
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
     We have entered into various capital leases for machinery and equipment and automobiles with implicit interest rates ranging from 4.39% to 11.65% which extend to 2013. The Company has numerous non-cancelable operating leases for its retail store sites as well as several leases for offices, distribution and manufacturing facilities, showrooms and equipment. These leases expire on various dates through 2018 and generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance costs.
     Rent expense for the years ended December 31, 2008 and 2007 totaled $142.5 million and $109.7 million, respectively. Minimum lease payments currently required under non-cancelable operating leases for the year ending December 31, 2009, including FCPO and PCFG warehouse and corporate facilities and company-owned stores, approximate $114.5 million.
     Restructuring costs associated with the Party City Acquisition of $3.7 million were accrued for as part of net assets acquired. We incurred $1.7 million in severance costs and $1.9 million in costs to shut down Party City’s distribution centers and liquidate Party City’s discontinued merchandise through 2008, including costs of $0.5 million incurred in 2008.
     Restructuring costs associated with the Party America Acquisition of $4.1 million were accrued for as part of net assets acquired. We incurred $0.8 million in severance costs, $2.5 million in costs to liquidate Party America’s discontinued merchandise and $0.8 million in store closing costs through 2008, including costs of $2.1 million incurred in 2008.
     Restructuring costs associated with the Factory Card & Party Outlet Acquisition of $9.1 million were accrued for as part of net assets acquired. Through December 31, 2008, we have incurred $0.3 million in severance costs, $0.8 million in store closing and $1.7 million in costs to liquidate discontinued merchandise.
     Restructuring costs associated with the Party City Franchise Group, LLC Transaction of $1.0 million were accrued for as part of net assets acquired. Through December 31, 2008, we have incurred $.9 million in costs, including restructuring PCFG’s merchandising assortment and administrative operations and terminations of some PCFG personnel.
     The Company has a management agreement with Berkshire Partners LLC and Weston Presidio. Pursuant to the management agreement, the Company pays annual management fees of $1.2 million. Although the indenture governing the 8.75% senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.
     We expect that cash generated from operating activities and availability under our Credit Agreements will be our principal sources of liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next twelve months, including the possibility that the PCFG term loan, reflected as a current liability on our balance sheet, may be accelerated by the PCFG lender group. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facilities in an amount sufficient to enable us to repay our indebtedness, including the notes, or to fund our other liquidity needs.
Cash Flow Data — Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
     Net cash provided by operating activities during the year ended December 31, 2008 totaled $79.9 million, as compared to $9.6 million for the year ended December 31, 2007. Net cash flow provided by operating activities before changes in operating assets and liabilities for the years ended December 31, 2008 and 2007, was $102.6 million and $70.8 million, respectively. Changes in operating assets and liabilities for the years ended December 31, 2008 and 2007 resulted in the use of cash of $22.7 million and $61.2 million, respectively. The increase in cash provided by operating activities during 2008 principally reflects cash generated by the retail operations acquired in the fourth quarter of 2007, partially offset by higher levels of inventory.

     During the year ended December 31, 2008 and 2007, net cash used in investing activities totaled $51.2 million and $133.4 million, respectively. Investing activities for 2008 include $1.6 million of costs associated with our prior year acquisition of FCPO and our investment in PCFG. Retail capital expenditures, principally for store renovations and updated information systems, totaled $42.7 million in 2008, while wholesale capital expenditures totaled $10.3 million. Investing activities for 2007 include our $73.6 million acquisition of FCPO, our $32.4 million, net, investments in PCFG, Halloween USA and other franchise store transactions, retail capital expenditures of $13.5 million and wholesale capital expenditures of $13.9 million.
     During the year ended December 31, 2008, net cash used in financing activities was $23.0 million. During the year, cash used to reduce borrowings under our revolving line of credit and for scheduled payments on our long-term obligations totaled $26.8 million. In addition, in 2008, the Company used $0.5 million to purchase redeemable common stock. Sources of cash included $2.5 million generate by the sale of additional minority interest in PCFG and $1.8 million in tax benefits related to the exercise of common stock options held by employees. During the year ended December 31, 2007, net cash provided by financing activities was $134.6 million. Sources included (i) net borrowings under our revolving credit agreements of $152.7 million, principally used to acquire FCPO, PCFG, and Halloween USA, and (ii) capital contributions of $4.7 million. These sources were partially offset by a $10 million reduction of our term loan resulting from the refinancing, a $11.8 million cost to refinance current debt and retire prior debt, and scheduled payments on capital leases and other long-term obligations.
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
     During the years ended December 31, 2007 and 2006, net cash used in investing activities totaled $133.4 million and $40.1 million, respectively. Investing activities for 2007 include our $73.6 million acquisition of FCPO, our $32.4 million, net, investments in PCFG, Halloween USA and other franchise store transactions, retail capital expenditures of $13.5 million and wholesale capital expenditures of $13.9 million. During the year ended December 31, 2006, the Company paid $13.7 million in connection with the acquisition of Party America, including $12.6 million to repay Party America’s long-term debt at closing, and also paid $0.9 million of professional and other fees associated with the December 2005 acquisition of Party City. During 2006, the Company invested $28.7 million in its wholesale operations, including expenditures in 2006 of $15.7 million, to expand its new distribution warehouse in Chester, New York. In addition, during 2006, the Company invested $11.6 million in its retail operations, which included leasehold improvements and furniture and fixtures for company-owned stores as well as the Company’s retail headquarters in Rockaway, New Jersey. The Company also received net proceeds from the sale of property, plant and equipment during 2006 of $14.9 million, principally from the sale-leaseback of a Chester, New York warehouse and the sale of several company-owned retail stores.
     During the year ended December 31, 2007, net cash provided by financing activities was $134.6 million. Sources included (i) net borrowings under our revolving credit agreements of $152.7 million, principally used to acquire FCPO, PCFG, and Halloween USA, and (ii) capital contributions of $4.7 million. These sources were partially offset by a $10 million reduction of our term loan resulting from the refinancing, an $11.8 million cost to refinance current debt and retire prior debt, and scheduled payments on capital leases and other long-term obligations. During the year ended December 31, 2006, net cash provided by financing activities of $3.5 million included borrowings under the First Term Loan Revolver of $4.9 million used principally to pay down trade payables from seasonally higher year end balances, changes in other obligations of $0.2 million, and the proceeds from the sale of common stock to directors and certain employees, net of repurchases and retirements, of $1.8 million, partially offset by scheduled payments of $2.6 million on the First Term Loan and $0.8 million on capital leases and other long-term obligations.

Tabular Disclosure of Contractual Obligations
     Our contractual obligations at December 31, 2008 are summarized by the year in which the payments are due in the following table (dollars in thousands):

	Total	2009	2010	2011	2012	2013	Thereafter

Long-term debt obligations(a)	$577,222	$31,916	$9,369	$3,750	$3,750	$3,750	$524,687
Capital lease obligations(a)	7,535	2,086	2,029	1,997	1,411	12	—
Operating lease obligations(b)	478,007	114,539	99,215	83,732	68,505	42,288	69,728
Merchandise purchase commitments(c)	15,983	5,694	4,575	4,576	1,138	—	—
Minimum product royalty obligations	16,099	4,022	4,732	4,848	1,375	1,122	—

Total contractual obligations	$1,094,846	$158,257	$119,920	$98,903	$76,179	$47,172	$594,415

(a)	See Note 8 to our Consolidated Financial Statements which are included in this report beginning on page F-2.

(b)	We are also an assignor with continuing lease liability for six stores sold to franchisees that expire through 2011. The assigned lease obligations continue until the applicable leases expire. The maximum amount of the assigned lease obligations may vary, but is limited to the sum of the total amount due under the lease. At December 31, 2008, the maximum amount of the assigned lease obligations was approximately $3.8 million and is not included in the table above.

The operating lease obligations included in the above table also do not include contingent rent based upon sales volume (which represented less than 1% of minimum lease obligations in 2008), or other variable costs such as maintenance, insurance and taxes.. See Note 17 to our Consolidated Financial Statements which are included in this report beginning on page F-2.

(c)	The Company has certain purchase commitments with vendors requiring minimum purchase commitments through 2011.
     At December 31, 2008 there were no non-cancelable purchase orders related to capital expenditures.
     At December 31, 2008, there were $136.9 million of borrowings under our ABL Credit facility, and standby letters of credit totaling $16.5 million, and no borrowings or standby letters of credit under our PCFG Revolver. See Note 8 to our Consolidated Financial Statements which are included in this report beginning on page F-2.
     Not included in the above table are $0.6 million of net potential cash obligations (excluding $1.2 million which settled or statute lapsed after the balance sheet date) associated with unrecognized tax benefits due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations. Please refer to Note 16, “Income Taxes,” in the Notes to Consolidated Financial Statements for further information related to unrecognized tax benefits.
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
     In the evaluation of the fair value and future benefits of finite long-lived assets attached to retail stores, we perform our cash flow analysis on a store-by-store basis. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates.
     Goodwill is reviewed for potential impairment, on an annual basis or more frequently if circumstances indicate a possible impairment, by comparing the fair value of a reporting unit with its carrying amount, including goodwill. We estimate fair value of each reporting unit using expected discounted future cash flows. If the carrying amount of a reporting unit exceeds its fair value, the excess, if any, of the fair value of the reporting unit over amounts allocable to the unit’s other assets and liabilities is the implied fair value of goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. The fair value of a reporting unit refers to the amount at which the unit as a whole could be sold in a current transaction between willing parties.
Insurance accruals
     Our consolidated balance sheet at December 31, 2008, includes significant liabilities with respect to self-insured workers’ compensation, medical and general liability claims. We estimated the required liability for such claims utilizing an actuarial method based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). Adjustments to earnings resulting from changes in historical loss trends have been insignificant. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings.
Income Taxes
     Temporary differences arising from differing treatment of income and expense items for tax and financial reporting purposes result in deferred tax assets and liabilities that are recorded on the balance sheet. These balances, as well as income tax expense, are determined through management’s estimations, interpretation of tax law for multiple jurisdictions and tax planning. If our actual results differ from estimated results due to changes in tax laws or tax planning, our effective tax rate and tax balances could be affected. As such these estimates may require adjustment in the future as additional facts become known or as circumstances change.

     The Company’s income tax returns are periodically audited by the Internal Revenue Service and by various state and local jurisdictions. The Company reserves for uncertain tax positions according to the guidance contained in FIN 48. See further discussion in Note 16 of the Notes to Consolidated Financial Statements.
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
Recently Issued Accounting Standards
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement became effective for the Company beginning January 1, 2009. Adoption of SFAS 141(R) is not expected to have a material effect on the Company’s financial statements.
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to choose, at specified election dates, to measure financial instruments (financial assets and liabilities) at fair value (the “Fair Value Option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the Fair Value Option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument be reported in earnings. SFAS 159 was effective as of the beginning of the first fiscal year that began after November 15, 2007. We have not applied the Fair Value Option to any of our existing financial assets or liabilities.

     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement became effective for the Company beginning January 1, 2009. Adoption of SFAS 160 is not expected to have a material effect on the Corporation’s financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities , an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since SFAS 161 only requires additional disclosures, it will not have a financial impact on the Corporation’s financial statements.
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
Quarterly Results (Unaudited)
     Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines and wholesale customer base and increased promotional activities, the impact of seasonality on the quarterly results of our wholesale operations in recent years has been limited. Promotional activities, including special dating terms, particularly with respect to Halloween and Christmas products sold to retailers and other distributors in the third quarter, and the introduction of our new everyday products and designs during the fourth quarter result in higher accounts receivables and inventory balances and higher interest costs to support these balances. Our retail operations are subject to substantial seasonal variations. Historically, our retail stores have realized a significant portion of their net sales, net income and cash flow in the fourth quarter of the year, principally due to the sales in October for the Halloween season and, to a lesser extent, due to sales for end of year holidays.

     FCPO’s results of operations for the six-week period from the Factory Card & Party Outlet Acquisition Date through December 29, 2007, are included in the Company’s consolidated results of operations for the year ended December 31, 2007.
     PCFG’s results of operations for the eight-week period from the Party City Franchise Group Transaction Date (see “Party City Franchise Group Transaction” discussed below) through December 31, 2007, are included in the Company’s consolidated results of operations for the year ended December 31, 2007.
     The following table sets forth our historical revenues, gross profit, income (loss) from operations and net income (loss), by quarter, for 2008 and 2007.

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands)
2008
Revenues:
Net sales	$325,032	$365,174	$356,231	$491,204
Royalties and franchise fees	5,342	6,350	5,863	4,465
Gross profit	110,347	139,414	125,311	196,143
Income from operations	8,778	35,511	18,573	51,056	(a)

Net income (loss)	(2,537)	14,669	4,563	23,815	(a)

2007
Revenues:
Net sales	$243,529	273,424	277,564	426,999	(b)
Royalties and franchise fees	4,895	5,747	5,783	9,463	(b)
Gross profit	77,706	98,399	96,783	171,042	(b)
Income from operations	6,837	25,887	14,500	58,533	(b)
Net income (loss)	(4,402)	(2,458)	424	25,697	(b)

(a)	During the fourth quarter of 2008, the Company instituted a program to convert its company-owned and franchised Party America stores to Party City stores and recorded a $17.4 million charge for the impairment of the Party America trade name.

(b)	The results of operations for 2007 include the results of FCPO for the period from November 16, 2007 through December 29, 2007, and the results of PCFG for the period from November 2, 2007 through December 31, 2007.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we utilize interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the years ended December 31, 2008, 2007 and 2006, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes would have decreased, by $7.3 million, $7.9 million, and $7.6 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we (1) may not be able to achieve hedge effectiveness to qualify for hedge-accounting treatment and, therefore, would record any gain or loss on the fair value of the derivative in other income (expense) and (2) may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $5.6 million, $5.4 million, and $4.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
Item 8. Financial Statements and Supplementary Data
     See the consolidated financial statements and supplementary data listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     We maintain disclosure control procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2008.
(b) Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2008 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c) Management’s Annual Report on Internal Control Over Financial Reporting
     The management of Amscan is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, Amscan’s Chief Executive Officer and Chief Financial officer, or persons performing similar functions, and effected by Amscan’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
     Under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, Management conducted an evaluation of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation performed, management concluded that its internal control over financial reporting, based on the COSO criteria, was effective, at the reasonable assurance level, as of December 31, 2008.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Item 9(A)(T)
      The information required by Item 9(A)(T) of Regulation S-K is included herein in Item 9A(b).
Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant
     Set forth below are the names, ages and positions with the Company of the persons who are serving as directors and executive officers of the Company at March 31, 2009.

Name	Age	Position
Gerald C. Rittenberg	57	Chief Executive Officer and Director
James M. Harrison	57	President, Chief Operating Officer and Director
Michael A. Correale	51	Chief Financial Officer
Robert J. Small	42	Chairman of the Board of Directors
Steven J. Collins	40	Director
Michael F. Cronin	55	Director
Kevin M. Hayes	40	Director
Jordan A. Kahn	67	Director
Richard K. Lubin	62	Director
Carol M. Meyrowitz	55	Director
David M. Mussafer	45	Director
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
     Steven J. Collins has been a member of our Board since August 2008. Mr. Collins is currently a Managing Director of Advent International, one of our principal stockholders. Mr. Collins joined Advent International in 1995. Mr. Collins is a member of the board of directors of Kirkland’s, Inc., and lululemon athletica Inc., and several privately held businesses. Mr. Collins received a B.S. from the Wharton School of the University of Pennsylvania and an M.B.A. from the Harvard Business School.
     Michael F. Cronin became one of our directors upon the consummation of the 2004 Transactions. From 1991 to the present, Mr. Cronin has served as Managing Partner of Weston Presidio. Mr. Cronin also serves as a director of several privately held companies.
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
     Carol M. Meyrowitz became a director in August 2006. Ms. Meyrowitz is currently a Director and President and CEO of The TJX Companies, Inc., where she has had extensive management experience since 1983. Ms. Meyrowitz also serves as a director of Staples, Inc. and is a member of the Board of Overseers for the Joslin Diabetes Center.
     David M. Mussafer has been a member of our Board since August 2008. Mr. Mussafer is currently a Managing Partner of Advent International, one of our principal stockholders. Mr. Mussafer joined Advent International in 1990. Mr. Mussafer is a member of the board of directors of lululemon athletica inc. and several privately held businesses. Mr. Mussafer received a B.S.M. from Tulane University and an M.B.A. from the Wharton School of the University of Pennsylvania.
Board of Directors
     The Board of Directors is led by Robert J. Small, a Non-Executive Chairman of the Board, and is comprised of seven additional non-employee directors and two employee directors. The Board of Directors has determined that Jordan A. Kahn and Carol M. Meyrowitz are independent directors, as used in Item 7(d)(iv) of Schedule 14A under the Exchange Act.
     The Board of Directors holds regularly scheduled meetings each quarter. In addition to the quarterly meetings, there are typically other scheduled and special meetings annually. At each quarterly meeting, time is set aside for the non-management directors to meet without management present.

Audit Committee
     The Audit Committee of the Board of Directors consists of Michael F. Cronin, Chairman, Robert J. Small, Steven J. Collins and James M. Harrison. The Audit Committee is responsible for evaluating and recommending independent auditors, reviewing with the independent auditors the scope and results of the audit engagement and establishing and monitoring the Company’s financial policies and control procedures. There are two regularly scheduled meetings of the Audit Committee and typically other special meetings each year.
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
Compensation Committee
     The Compensation Committee of the Board of Directors consists of Richard K. Lubin, Chairman, Kevin M. Hayes, Jordan A. Kahn and David M. Mussafer. The Compensation Committee is responsible for setting and administering the Company’s policies that govern executive compensation and for establishing the compensation of the Company’s executive officers. The Compensation Committee is also responsible for the administration of, and grants under, the Company’s equity incentive plan.
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
Compensation Committee
     The Compensation Committee of the Board of Directors consists of Richard K. Lubin, Chairman, Kevin M. Hayes, Jordan A. Kahn and David M. Mussafer. The Compensation Committee is responsible for setting and administering the Company’s policies that govern executive compensation and for establishing the compensation of the Company’s executive officers. The Compensation Committee is also responsible for the administration of, and grants under, the Company’s Equity Incentive Plan (as defined hereafter). The Compensation Committee met periodically in 2008, and all members of the Compensation Committee attended each meeting following their appointment to the Committee. Our Board of Directors determined that each of these directors is a non-employee director within the meaning of Section 16 of the Securities Exchange Act.

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
Compensation
     The Chief Executive Officer evaluates the performance of all executive and senior officers against their established goals and objectives. Annually, the Chief Executive Officer uses the results of these evaluations to determine compensation packages for executive and senior officers to be recommended for approval by the Compensation Committee. The Compensation Committee meets annually, usually in January, to evaluate the performance of the executive and senior officers, and to establish their base salaries, annual cash bonus and share-based incentive compensation to be effective in the first fiscal quarter of the current year. The Chief Executive Officer may request a meeting of the Compensation Committee at an interim date to review the compensation package of a named executive or other officer, as the result of unforeseen organizational or responsibility changes, including new hires that occur during the year.
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
     At December 31, 2008, there are 2,981,07 shares of Company common stock reserved for issuance under the Equity Incentive Plan, which may include restricted and unrestricted common stock awards and basic and performance incentive and nonqualified stock options. The Company’s common stock and stock options are nontransferable (except under certain limited circumstances). Common stock options issued under the plan are issued at the current fair market value on the date of grant. The grant dates for these stock options are the dates the Compensation Committee approves such awards. Common stock options generally vest 20% each year over a five-year period and, unless otherwise determined by the Compensation Committee, have a term of ten years. Upon a Participant’s death or when the Participant’s employment with the Company or the applicable affiliate of the Company is terminated for any reason, such Participant’s previously unvested stock options are forfeited and the Participant or his or her legal representative may, within 60 days (if termination of employment is for any reason other than death) or 90 days (in the case of the Participant’s death), exercise any previously vested Company stock options and in the case of performance options, within 30 days following the date value is determined as specified by the Board in the agreement evidencing the grant of such options.
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
     Executive officers did not receive any other perquisites or other personal benefits or property in 2008.
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
Summary of Compensation
Summary Compensation Table

				Option	Other
Name and Principal Position	Year	Salary (a)	Bonus (b)	Awards (c)	Compensation (d)	Total
Gerald C, Rittenberg	2008	$1,000,000	$1,066,000	$1,642,000	$21,400	$3,729,400
Chief Executive Officer	2007	825,000	879,000	346,200	27,100	2,077,300
	2006	750,000	750,000	258,800	45,700	1,804,500

James M. Harrison	2008	$850,000	$858,600	$1,180,600	$19,800	$2,909,000
President and	2007	742,500	791,100	259,800	24,700	1,818,100
Chief Operating Officer	2006	675,000	675,000	202,500	36,800	1,589,400

Michael A. Correale	2008	$325,000	$93,100	$211,200	$37,400	$666,700
Chief Financial Officer	2007	300,000	128,000	48,000	33,300	509,300
	2006	257,700	100,000	40,300	35,400	433,400

(a)	Amounts include executive’s contribution to profit sharing plans

(b)	Represents annual bonuses earned with respect to the years indicated, whether paid or accrued, and, in 2008, deferred compensation for Messrs. Rittenberg and Harrison of $350,000 and $250,000, respectively.

(c)	The dollar values shown reflect the compensation cost of the time-based stock option awards, before reflecting forfeitures, over the requisite service period, as described in SFAS No. 123(R) and SFAS No. 123, and , in 2008, compensation expense arising from the settlement of performance-base stock options in connection with the sale of approximately 38% of the Company’s outstanding common stock to Advent International Corporation (See “Grants of Plan Based Awards” below)

(d)	Represents contributions by the Company under a profit sharing and savings plan, insurance premiums paid by the Company with respect to term life insurance for the benefit of the named executive officer and automobile-related compensation.

Grants of Plan Based Awards
     The table below reflects the fair value of time-based stock option awards granted during 2006. There were no time-based stock option awards granted to the named officers in 2008 or 2007.

		Number of
		Securities	Exercise Price	Grant Date
		Underlying	of Option	Fair Value of
Name	Grant Date	Options	Awards ($/Share)	Option Awards
Gerald C. Rittenberg	4/1/06	50.000	12,000	203,100

James M. Harrison	4/1/06	45.000	12,000	182,800

Michael A. Correale	4/1/06	15.000	12,000	60,900
     The table below reflects the performance-based stock options awards granted during 2008 and 2006. There were no performance-based stock option awards granted to the named officers in 2007.

		Number of
		Securities	Exercise Price
		Underlying	of Option
Name	Grant Date	Options	Awards ($/Share)
Gerald C. Rittenberg	3/6/08	100.000	22,340
	4/1/06	150.000	12,000

James M. Harrison	3/6/08	75.000	22,340
	4/1/06	135.000	12,000
Michael A. Correale	4/1/06	30.000	12,000
     As the ability to exercise vested performance-based stock options is contingent upon the occurrence of an initial public offering of the Company’s common stock or a change in control of the Company and the achievement of specific investment returns to the Company’s shareholders, there is no fair value ascribed to the performance based stock options on the date of grant.
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

Options Exercised
     This table shows all stock options exercised and value realized upon exercise for our named executive officers during 2008. Stock options exercised include rollover, time based and performance based stock options.

	Option Awards
	Number of	Value Realized
	Shares Acquired	Upon Exercise
Name of Executive Officer	on Exercise	($)
Gerald C. Rittenberg	193.90	3,576,000
James M. Harrison	132.21	2,391,000
Michael A. Correale	19.00	324,000
     The value realized upon exercise represents the net proceeds received upon the settlement of options in connection with the sale of approximately 38% of the Company’s outstanding common stock to Advent International Corporation.
Outstanding Equity Awards
     The following table sets forth certain information with respect to outstanding equity awards at December 31, 2008 with respect to the named executive officers.

	Number of Securities		Option	Option
	Underlying Unexercised Options		Exercise	Expiration
Name	No. Exercisable	No. Unexercisable	Price ($/Share)	Date
Gerald C. Rittenberg	—	100.00	22,340	3/6/18
	22.40	147.20	12,000	4/1/2016
	110.11	207.26	10,000	4/1/2015
	40.58	—	2,500	4/30/2014

James M. Harrison	—	75.00	22,340	3/6/18
	20.16	132.48	12,000	4/1/2016
	73.41	138.18	10,000	4/1/2015
	20.29	—	2,500	4/30/2014

Michael A. Correale	6.72	31.44	12,000	4/1/2016
	7.44	20.40	10,000	4/1/2015
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

     The following table further summarizes the compensation paid to the independent directors for the year ended December 31, 2008.
Director Compensation

	Fees Earned or	Option
Name	Paid in Cash	Awards(a)	Total
Jordan A. Kahn	$24,500	$600	$25,100
Carol M. Meyrowitz	$26,000	$2,000	$28,000

(a)	The dollar values shown reflect the compensation cost of the awards, before reflecting forfeitures, over the requisite service period, as described in SFAS No. 123(R) and SFAS No 123.
     The table below reflects the time-based stock options awards granted to directors during 2006. There were no time-based stock option awards granted to directors in 2008 or 2007.

		Number of	Option
		Securities	Exercise	Grant Date
		Underlying	Price	Fair Value of
Name	Grant Date	Options	($/Share)	Option Awards
Carol M. Meyrowitz	6/9/2006	2.5	$12,000	$10,200
     In addition to time-based options, Ms. Meyrowitz was awarded 2.5 performance-based stock options in 2006.
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
Kevin M. Hayes
Jordan A. Kahn
David M. Mussafer
     This Report shall not be deemed to be incorporated by reference by any general statement incorporating this report on Form 10-K into any filing under the Securities Act of 1933, as amended, and shall not otherwise be deemed filed under such statute.

Employment Arrangements
     Employment Agreement with Gerald C. Rittenberg. Gerald C. Rittenberg entered into an employment agreement with us, dated January 1, 2008, which is referred to as the Rittenberg Employment Agreement, pursuant to which Mr. Rittenberg will serve as our Chief Executive Officer through December 31, 2012. During 2008, Mr. Rittenberg received an annual base salary of $1.0 million, which will increase per the terms of the Rittenberg Employment Agreement. Mr. Rittenberg will be eligible for an annual bonus for each calendar year if certain operational and financial targets are attained as determined by both our compensation committee and board of directors in consultation with Mr. Rittenberg. In addition to the annual bonus, Mr. Rittenberg shall be entitled to receive a deferred bonus accruing at a rate of $0.4 million per year, payable on the earlier of the expiration of the Employment Agreement or termination of employment by the Company other than for cause or by Mr. Rittenberg for good reason, as defined in the Rittenberg Employment Agreement. The Rittenberg Employment Agreement also provides for other customary benefits including incentive, savings and retirement plans, paid vacation, health care and life insurance plans and expense reimbursement.
     Under the Rittenberg Employment Agreement, if we terminate Mr. Rittenberg’s employment other than for cause, death or disability or Mr. Rittenberg teminates his employment for good reason, we would be obligated to pay Mr. Rittenberg a lump sum cash payment in an amount equal to the sum of (1) accrued unpaid salary, earned but unpaid annual bonus for any prior year and accrued but unpaid vacation pay, collectively referred to as Accrued Obligations, (2) severance pay equal to his annual base salary, provided, however, that in connection with a termination following a change in control, the severance payment shall equal three years salary and, in connection with a termination by us other than for cause or due to his death or disability, such severance pay will be equal to Mr. Rittenberg’s annual base salary multiplied by the number of years we elect as the Restriction Period (as defined hereafter) and (3) an amount equal to the annual bonus which Mr. Rittenberg would otherwise have been entitled to receive for the year in which Mr. Rittenberg is terminated. Upon termination of Mr. Rittenberg’s employment by us for cause, death or disability or if he terminates his employment for other than good reason, Mr. Rittenberg will be entitled to his unpaid Accrued Obligations.
     The Rittenberg Employment Agreement also provides that during the term of the agreement and during the three-year period following any termination of his employment, referred to as the Restriction Period, Mr. Rittenberg will not participate in or permit his name to be used or become associated with any person or entity that is or intends to be engaged in any business that is in competition with our business, or any of our subsidiaries or controlled affiliates, in any country in which we or any of our subsidiaries or controlled affiliates operate, compete or are engaged in such business or at such time intend to so operate, compete or become engaged in such business. However, if we terminate Mr. Rittenberg’s employment other than for cause or due to his death or disability, the Restriction Period will be instead a one, two or three-year period at our election. If all, or substantially all, of our stock or assets is sold or otherwise disposed of to a third party not affiliated with us and Mr. Rittenberg is not offered employment on substantially similar terms by us or by one of our continuing affiliates immediately thereafter, then for all purposes of the Rittenberg Employment Agreement, Mr. Rittenberg’s employment shall be deemed to have been terminated by us other than for cause effective as of the date of such sale or disposition, provided, however, that we shall have no obligations to Mr. Rittenberg if he is hired or offered employment on substantially similar terms by the purchaser of our stock or assets. The Rittenberg Employment Agreement also provides for certain other restrictions during the Restriction Period in connection with (a) the solicitation of persons or entities with whom we have business relationships and (b) inducing any of our employees to terminate their employment or offering employment to such persons, in each case subject to certain conditions.
     Employment Agreement with James M. Harrison. James M. Harrison entered into an employment agreement with us, dated January 1, 2008, which is referred to as the Harrison Employment Agreement, pursuant to which Mr. Harrison would serve as our President through December 31, 2012. During 2008, Mr. Harrison received an annual base salary of $0.8 million, which will increase per the terms of the Harrison Employment Agreement. The Harrison Employment Agreement contains provisions for deferred bonus payments (accruing at an annual rate of $0.3 million) annual bonus payments, severance, other benefits and provisions for non-competition and non-solicitation similar to those in the Rittenberg Employment Agreement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     As of December 31, 2008, the issued and outstanding capital stock of AAH consisted of 30,811.65 shares of common stock, par value $.01 per share. The number of shares of AAH common stock outstanding used in calculating the percentage for each listed person includes the shares of AAH common stock underlying the options beneficially owned by that person that are exercisable within 60 days following December 31, 2008. The stockholders agreement of AAH governs the stockholders’ exercise of their voting rights with respect to the election of directors and other material events. See “Certain Relationships and Related Transactions.”
     The following table sets forth information with respect to the beneficial ownership of AAH common stock as of March 31, 2009 (i) by each person known by us to own beneficially more than 5% of such class of securities, (ii) by each director and named executive officer and (iii) by all directors and executive officers as a group. Unless otherwise noted, to our knowledge, each of such stockholders has sole voting and investment power as to the shares shown.

	Shares of Company	Percentage
	Common Stock	of Class
Name of Beneficial Owner	Beneficially Owned	Outstanding
Advent International (1)	11,918.71	38.68%
Berkshire Partners LLC(2)	11,210.31	36.38%
Weston Presidio(3)	5,605.16	18.19%
GB Holdings I LLC	1,118.01	3.6%
Steven J. Collins(4)†	11,918.71	38.68%
Michael A. Correale(5)††	27.66	*
Michael F. Cronin(6)†	5,605.16	18.19%
James M. Harrison(7)†, ††	189.71	*
Kevin M. Hayes(6)†	5,605.16	18.19%
Jordan A. Kahn(8) †	58.83	*
Richard K. Lubin(9)†	11,210.31	36.38%
Carol M. Meyrowitz(10) †	26.45	*
David M. Mussafer (4) †	11,918.71	38.68%
Gerald C. Rittenberg(11)†, ††	334.29	1.08%
Robert J. Small(9)†	11,210.31	36.38%
All directors and executive officers as a group (11 persons)	29,371.12	94.39%

*	Less than 1%

†	Director

††	Named Executive Officer

(1)	Consists of 11,918.71 shares held by Advent-Amscan Acquisition LLC

(2)	Consists of (i) 2,553.36 shares of common stock owned by Berkshire Fund V, Limited Partnership, (ii) 8,290.22 shares of common stock owned by Berkshire Fund VI, Limited Partnership, (iii) 19.51 shares of common stock owned by Berkshire Investors III LLC and (iv) 347.22 shares of common stock owned by Berkshire Investors LLC. The address of Berkshire Partners LLC is One Boston Place, Suite 3300, Boston, Massachusetts 02108.

(3)	Consists of (i) 5,517.82 shares of common stock owned by Weston Presidio Capital IV, L.P. and (ii) 87.34 shares owned by WPC Entrepreneur Fund II, L.P.

(4)	Mr. Collins is a Managing Director and Mr. Mussafer is a Managing Partner of Advent International. Mr. Collins and Mr. Mussafer each disclaims beneficial ownership of the shares held by Advent International Corporation, except to the extent of his pecuniary interest therein. Their addresses are 75 State Street, Boston, Massachusetts 02109.

(5)	Includes 14.60 shares which could be acquired by Mr. Correale within 60 days upon exercise of options.

(6)	Mr. Cronin is a Managing Partner of Weston Presidio and Mr. Hayes is a General Partner of Weston Presidio. Mr. Cronin and Mr. Hayes each disclaims beneficial ownership of the shares held by Weston Presidio, except to the extent of his pecuniary interest therein. Their addresses are 200 Clarendon Street, 50th Floor, Boston, Massachusetts 02116.

(7)	Includes 113.86 shares which could be acquired by Mr. Harrison within 60 days upon exercise of options.

(8)	Includes 2.0 shares which could be acquired by Mr. Kahn within 60 days upon exercise of options.

(9)	Mr. Lubin and Mr. Small are Managing Directors of Berkshire Partners LLC. Mr. Lubin and Mr. Small each disclaims beneficial ownership of the shares held by Berkshire Partners LLC, except to the extent of his pecuniary interest therein. Their addresses are One Boston Place, Suite 3300, Boston, Massachusetts 02108.

(10)	Includes 0.46 shares which could be acquired by Ms. Meyrowitz within 60 days upon exercise of options.

(11)	Includes 173.09 shares which could be acquired by Mr. Rittenberg within 60 days upon exercise of options.
Stockholders Agreement
     The Company maintains a stockholders’ agreement with the Principal Investors, other investors and certain employees of the Company listed as parties thereto (the “Stockholders’ Agreement”). The following discussion summarizes the terms of the Stockholders’ Agreement, as amended, which the Company believes are material to an investor in the debt or equity securities of the Company. The Stockholders’ Agreement provides, among other things, for (i) the right of the non-principal investors to participate in, and the right of the Principal Investors to require the non-principal investors to participate in, certain sales of the Company’s common stock by the Principal Investors, (ii) prior to an initial public offering of the stock of the Company (as defined in the Stockholders’ Agreement), certain rights of the Company to purchase, and certain rights of the non-principal investors to require the Company to purchase (except in the case of termination of employment by such non-principal investors) all, but not less than all, of the shares of the Company’s common stock owned by a non-principal investor upon the termination of employment or death of such non-principal investor, at prices determined in accordance with the Stockholders’ Agreement and (iii) certain additional restrictions on the rights of the non-principal investors to transfer shares of the Company’s common stock. The Stockholders’ Agreement also contains certain provisions granting the Principal Investors and the non-principal investors certain rights in connection with the private sale or public registrations of the Company’s common stock and provides for indemnification and certain other rights, restrictions and obligations in connection with such registrations.
     For information concerning our equity compensation plan, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Item 13. Certain Relationships and Related Transactions
     The Company executed a management agreement with Berkshire Partners LLC and Weston Presidio, pursuant to which Berkshire Partners LLC and Weston Presidio will be paid annual management fees of $833,000 and $417,000, respectively. At December 31, 2008, accrued management fees payable to Berkshire Partners LLC and Weston Presidio totaled $139,000 and $69,000, respectively. Although the indenture governing the 8.75% senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.
Item 14. Principal Accountant Fees and Services
Audit Fees
     Fees for audit services totaled $1.8 million and $1.9 million for the years ended December 31, 2008 and 2007, respectively. These fees included the audit of the consolidated financial statements; reviews of financial statements included in the Company’s Quarterly Reports on Form 10-Q; assistance with SEC filings, including comfort letters, consents and comment letters; and accounting consultations on matters addressed during the audit or interim reviews.
Audit-Related Fees
     Fees for audit-related services totaled $0.1 million and $0.5 million for the years ended December 31, 2008 and 2007, respectively. Such fees related to the audits of the Company’s employee benefit plans; due diligence services; statutory audits incremental to the audit of the consolidated financial statements; and general assistance with implementation of the requirements of SEC rules pursuant to the Sarbanes-Oxley Act of 2002.

Tax Fees
     Fees for tax services, including tax compliance, tax advice and tax planning, totaled $0.5 million for each of the years ended December 31, 2008 and 2007.
All Other Fees
     All other fees totaled $3,500 for each of the years ended December 31, 2008 and 2007, respectively, and related to a subscription to the Ernst & Young Global Accounting and Auditing Information Tool.
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

3(5)
Articles of Incorporation of Anagram International Holdings, Inc. (incorporated by reference to Exhibit 3(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

3(6)
By-Laws of Anagram International Holdings, Inc. (incorporated by reference to Exhibit 3(4) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

3(7)
Articles of Organization of Anagram International, LLC (incorporated by reference to Exhibit 3(5) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

3(8)
Operating Agreement of Anagram International, LLC (incorporated by reference to Exhibit 3(6) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

3(9)
Certificate of Formation of Anagram Eden Prairie Property Holdings LLC (incorporated by reference to Exhibit 3(7) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

3(10)
Plan of Merger of Am-Source, Inc. into Am-Source, LLC dated February 28, 2000 and Articles of Organization of Am-Source, LLC (incorporated by reference to Exhibit 3(8) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

3(11)	Operating Agreement of Am-Source, LLC (incorporated by reference to Exhibit 3(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

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

10(5)
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

10(8)
Form of Indemnification Agreement between the Company and each of the directors of the Company (incorporated by reference to Exhibit 10(o) to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-14107))

Exhibit
Number	Description
10(9)
Agreement and Plan of Merger, dated as of March 26, 2004, by and among Amscan Holdings, Inc., AAH Holdings Corporation and AAH Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 29, 2004 (Commission File No. 000-21827))

10(10)
Form of Support Agreement, dated as of March 26, 2004, by and among AAH Holdings Corporation and Stockholder (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated March 29, 2004 (Commission File No. 000-21827))

11	Statement re: computation of ratio of earnings to fixed charges

14	Code of Business Conduct (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 000-21827))

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90404))

23	Consent of Ernst & Young LLP

31.1	Section 302 Certifications

31.2	Section 302 Certifications

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
     The Company will not send to its security holders an annual report for the year ended December 31, 2008.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSCAN HOLDINGS, INC.
By:	/s/ Michael A. Correale
Michael A. Correale
Chief Financial Officer (on behalf of the Company and as principal financial officer)

Date: March 31, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Small Robert J. Small	Chairman of the Board of Directors	March 31, 2009

/s/ Steven J. Collins Steven J. Collins	Director	March 31, 2009

/s/ Michael F. Cronin Michael F. Cronin	Director	March 31, 2009

/s/ Kevin M. Hayes Kevin M. Hayes	Director	March 31, 2009

/s/ Jordan A. Kahn Jordan A. Kahn	Director	March 31, 2009

/s/ Richard K. Lubin Richard K. Lubin	Director	March 31, 2009

/s/ Carol M. Meyrowitz Carol M. Meyrowitz	Director	March 31, 2009

/s/ David M. Mussafer David M. Mussafer	Director	March 31, 2009

/s/ Gerald C. Rittenberg Gerald C. Rittenberg	Chief Executive Officer and Director	March 31, 2009

/s/ James M. Harrison James M. Harrison	President, Chief Operating Officer and Director	March 31, 2009

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
     We have audited the accompanying consolidated balance sheets of Amscan Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amscan Holdings, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Stamford, Connecticut
March 31, 2009

F1

AMSCAN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, except per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$13,058	$17,274
Accounts receivable, net of allowances	89,443	98,425
Inventories, net of allowances	366,965	319,621
Prepaid expenses and other current assets	47,812	62,046

Total current assets	517,278	497,366
Property, plant and equipment, net	187,026	174,198
Goodwill	543,731	558,943
Trade names	157,283	186,187
Other intangible assets, net	61,626	42,526
Other assets, net	41,033	39,625

Total assets	$1,507,977	$1,498,845

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$136,878	$153,170
Accounts payable	126,638	120,293
Accrued expenses	87,985	94,328
Income taxes payable	28,605	12,581
Redeemable warrants	15,444	—
Current portion of long-term obligations	34,002	8,620

Total current liabilities	429,552	388,992
Long-term obligations, excluding current portion	550,755	584,336
Deferred income tax liabilities	87,824	94,360
Deferred rent and other long-term liabilities	11,447	21,789

Total liabilities	1,079,578	1,089,477

Redeemable common securities (including 585.15 and 893.79 common shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively)	18,171	33,782

Commitments and contingencies

Stockholders’ equity:
Common Stock ($0.01 par value; 40,000.00 shares authorized; 30,226.50 and 29,543.16 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively)	—	—
Additional paid-in capital	335,076	326,741
Retained earnings	87,004	46,494
Accumulated other comprehensive (loss) income	(11,852)	2,351

Total stockholders’ equity	410,228	375,586

Total liabilities, redeemable common securities and stockholders’ equity	$1,507,977	$1,498,845

See accompanying notes to consolidated financial statements.

F2

AMSCAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Net sales	$1,537,641	$1,221,516	$993,342
Royalties and franchise fees	22,020	25,888	21,746

Total revenues	1,559,661	1,247,404	1,015,088

Expenses:
Cost of sales	966,426	777,586	676,527
Selling expenses	41,894	41,899	39,449
Retail operating expenses	273,627	191,423	126,224
Franchise expenses	13,686	12,883	13,009
General and administrative expenses	120,272	105,707	84,836
Art and development costs	12,462	12,149	10,338
Impairment of trade name	17,376	—	—

Total expenses	1,445,743	1,141,647	950,383

Income from operations	113,918	105,757	64,705

Interest expense, net	50,915	54,590	54,887
Other (income) expense, net	(818)	18,214	(1,000)

Income before income taxes and minority interests	63,821	32,953	10,818

Income tax expense	24,188	13,246	4,295
Minority interests	(877)	446	83

Net income	$40,510	$19,261	$6,440

See accompanying notes to consolidated financial statements.

F3

AMSCAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2007 and 2008
(Dollars in Thousands)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income(Loss)	Total

Balance at December 31, 2005	27,392.05	$—	$300,983	$20,824	$(997)	$320,810
Net income				6,440		6,440
Net change in cumulative translation adjustment					2,446	2,446
Change in fair value of interest rate swap and foreign exchange contracts, net of taxes					14	14
Comprehensive income						8,900
Issuances of shares of common stock	154.66		1,899			1,899
Issuances of shares of common stock in connection with the Party America Acquisition	1,979.36		26,881			26,881
Rollover options issued in connection with the Party America Acquisitions			142			142
Equity based compensation expense			1,208			1,208

Balance at December 31, 2006	29,526.07	$—	$331,113	$27,264	$1,463	$359,840
Net income				19,261		19,261
Cumulative change from adoption of FIN 48 (see Note 5)				(31)		(31)
Net change in cumulative translation adjustment					1,633	1,633
Change in fair value of interest rate swap contracts, net of income tax benefit					(514)	(514)
Change in fair value of foreign exchange contracts, net of income tax benefit					(231)	(231)

Comprehensive income						20,118
Issuance of shares of common stock	22.71		222			222
Revaluation of common stock			(6,442)			(6,442)
Purchase and retirement of common stock	(5.62)		(80)			(80)
Equity based compensation expense			1,928			1,928

Balance at December 31, 2007	29,543.16	$—	$326,741	$46,494	$2,351	$375,586
Net income				40,510		40,510
Net change in cumulative translation adjustment					(11,338)	(11,338)
Change in fair value of interest rate swap contracts, net of income tax benefit					(4,855)	(4,855)
Change in fair value of foreign exchange contracts, net of income tax benefit					1,990	1,990

Comprehensive income						26,307
Purchase and revaluation of redeemable common securities	308.64		2,155			2,155
Tax benefit on exercised options	397.30		1,823			1,823
Equity based compensation expense			4,357			4,357

Other	(22.6)	—	—	—	—	—
Balance at December 31, 2008	30,226.50	$—	$335,076	$87,004	$(11,852)	$410,228

See accompanying notes to consolidated financial statements.

F4

AMSCAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows provided by operating activities:
Net income	$40,510	$19,261	$6,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	47,278	38,093	38,619
Amortization of deferred financing costs	2,221	2,142	2,661
Provision for doubtful accounts	1,092	1,290	1,668
Deferred income tax benefit	(7,885)	(5,973)	(6,326)
Deferred rent	1,202	1,165	3,019
Undistributed income in unconsolidated joint venture	(538)	(628)	(429)
Impairment of trade name	17,376	2,005	—
(Gain) loss on disposal of equipment	(1,195)	1,452	(879)
Equity based compensation	4,357	1,928	1,208
Tax benefit on exercised options	(1,823)	—	—
Debt retirement costs	—	3,781	—
Write-off of deferred financing costs	—	6,333	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	8,237	1,981	(23,745)
Increase in inventories	(52,347)	(22,914)	(7,128)

Decrease (increase) in prepaid expenses and other current assets	31,240	(14,219)	12,672
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(9,796)	(26,053)	3,225

Net cash provided by operating activities	79,929	9,644	31,005

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(1,616)	(106,123)	(14,634)
Capital expenditures	(53,001)	(27,445)	(40,376)
Proceeds from disposal of property and equipment	3,418	162	14,891

Net cash used in investing activities	(51,199)	(133,406)	(40,119)

Cash flows (used in) provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(26,842)	(387,549)	(3,392)
Proceeds from loans, notes payable and long-term obligations, net of debt issuance costs		523,609	5,149
Tax benefit on exercised options	1,823	—	—
Debt retirement costs	—	(6,218)	—
Sale of additional interest to minority shareholder	2,500
Purchase and retirement of redeemable common stock	(514)
Capital contributions and proceeds from issuance of common stock and exercise of options, net of retirements		4,734	1,785

Net cash (used in) provided by financing activities	(23,033)	134,576	3,542
Effect of exchange rate changes on cash and cash equivalents	(9,913)	1,494	1,793

Net (decrease) increase in cash and cash equivalents	(4,216)	12,308	(3,779)
Cash and cash equivalents at beginning of period	17,274	4,966	8,745

Cash and cash equivalents at end of period	$13,058	$17,274	$4,966

Supplemental information on non-cash activities:
     Capital lease obligations of $700, $9,203, and $528 were incurred during the years ended December 31, 2008, 2007 and 2006, respectively.
See accompanying notes to consolidated financial statements.

F5

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share)
Note 1 — Organization and Description of Business
     Amscan Holdings, Inc. (“Amscan” or the “Company”) designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic balloons, accessories, novelties, gifts and stationery throughout the world, including in North America, South America, Europe, Asia and Australia. In addition, the Company operates specialty retail party goods and social expressions supply stores in the United States under the names Party City, Party America, The Paper Factory, Halloween USA and Factory Card & Party Outlet and franchises both individual stores and franchise areas throughout the United States and Puerto Rico principally under the names Party City and Party America.
Recent Acquisitions and Transactions:
Factory Card & Party Outlet
     The Company completed the merger with and into Factory Card & Party Outlet Corp. (“FCPO”), in accordance with the terms of the Agreement and Plan of Merger, dated as of September 17, 2007 (the “Factory Card & Party Outlet Merger Agreement”). FCPO common stock was suspended from trading on the Nasdaq Global Market as of the close of trading on November 16, 2007 (the “Factory Card & Party Outlet Acquisition Date”). The merger followed the tender offer for all of the outstanding shares of FCPO common stock by the Company.
     As a result of the merger, FCPO is a wholly-owned subsidiary of the Company, and each remaining outstanding share of FCPO common stock was converted into the right to receive $16.50 per share, net to the seller in cash.
Party City Franchise Group
     On November 2, 2007, Party City completed the acquisition of new stores from franchisees in a series of transactions involving Party City, Party City Franchise Group Holdings, LLC (“Party City Holdings”), a majority owned subsidiary of Party City, and Party City Franchise Group, LLC (“PCFG”), a wholly-owned subsidiary of Party City Holdings (“Party City Franchise Group Transaction Date”). Party City acquired 9 retail stores located in New Jersey, New York and Pennsylvania from two franchisees. In addition, Party City contributed cash and 11 of its corporate retail stores located in Florida to Party City Holdings. Party City Holdings and PCFG acquired 55 retail stores located in Florida and Georgia from franchisees. PCFG operates the acquired 66 stores in the Florida and Georgia regions. The franchisee sellers received approximately $80,000 in cash and, in certain instances, equity interests in Party City Holdings in exchange for the retail stores. The acquisitions were financed through the combination of cash contributed by Party City, borrowings under the Company’s existing credit facility and a new credit facility entered into by PCFG and equity issued in exchange for certain stores. PCFG and Party City Holdings are unrestricted subsidiaries under the Company’s existing debt facilities and the new PCFG credit facility is a stand alone facility which is not guaranteed by the Company or its other subsidiaries.
     On December 30, 2008, the Company acquired the Party City Holdings equity held by the two former franchisees, in exchange for total consideration of $15,444 which included cash of $500 and warrants to purchase 544.75 shares of AAH Holding Company, Inc common stock at $0.01 per share. The Company has allocated the purchase price to the fair value of net assets, which resulted in an additional $558 charge to goodwill. As the AAH stock underlying the warrants and the PCFG equity previously held by the two former franchisees could be put back to the Company in certain instances, per the terms of the Company and PCFG shareholders agreements, the warrants and PCFG equity is classified as redeemable common securities in the Company’s consolidated balance sheets at December 31, 2008 and 2007, respectively.
Party America
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

F6

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     PCFG defines its fiscal year and fiscal quarters as the Calendar year and Calendar quarters.
     The Company has determined the difference between Party City, Party America and FCPO Fiscal year and Fiscal quarters, and the calendar year and quarters to be insignificant and will be reconciled in the financial consolidation process.
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

F7

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the net assets acquired. Goodwill and other intangibles with indefinite lives are not amortized but are reviewed for impairment annually or more frequently if certain indicators arise. The Company evaluates the goodwill associated with its acquisitions and other intangibles with indefinite lives as of the first day of its fourth quarter based on current and projected performance. The Company estimates fair value of each reporting unit using expected discounted future cash flows. The Company completed its review and determined that goodwill and other intangible assets with indefinite lives were not impaired.
     The Company evaluates finite-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”). Finite-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset, is recognized.
Deferred Financing Costs
     Deferred financing costs are amortized to interest expense using the effective interest method over the lives of the related debt.
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
     In December 2003, the Company exchanged 50.1% of the common stock of a wholly-owned subsidiary for the balloon assets of a competitor. Following the exchange, the entity, Convergram Mexico, operates as a joint venture distributing metallic balloons principally in Mexico and Latin America. The Company accounts for its investment in the joint venture using the equity method. The Company’s investment in the joint venture is included in other assets on the consolidated balance sheet and the results of the joint venture’s operations are included in other (income) expense on the statement of income (also separately disclosed in Note 13).
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

F8

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Shipping and Handling
     Outbound shipping costs billed to customers are included in net sales. The costs of shipping and handling incurred by the Company are included in cost of sales.
Store Closure Costs
     The Company records estimated store closure costs, estimated lease commitment costs, net of estimated sublease income, and other miscellaneous store closing costs when the liability is incurred. A liability is incurred when it becomes probable that the Company is legally obligated for these closure costs.
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

F9

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     On January 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” as amended. SFAS No. 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity for goods or services and transactions that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Generally, the fair value approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123.
     The Company adopted SFAS No. 123(R) using the prospective method. Since the Company’s common stock is not publicly traded, the options granted prior to January 1, 2006 continue to be expensed under the provisions of SFAS No. 123 using a minimum value method. Options issued subsequent to January 1, 2006 are expensed under the provisions of SFAS No. 123(R) (see Note 15).
Accumulated Other Comprehensive Income (Loss)
     Accumulated other comprehensive income (loss) at December 31, 2008 and 2007 consisted of the Company’s foreign currency translation adjustment and the fair value of interest rate swap and foreign exchange contracts, net of income/loss, which qualify as hedges (see Notes 20 and 21).
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

F10

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Recently Issued Accounting Standards
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.
     SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement will be effective for the Company beginning January 1, 2009. Adoption of SFAS 141(R) is not expected to have a material effect on the Corporation’s financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement), then priority to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement), then the lowest priority to unobservable inputs (Level 3 measurement). In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective date of FASB Statement No. 157”, which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2008, the Company adopted SFAS No. 157 for its financial assets. The adoption had no impact on the Company’s financial condition, results of operations or cash flows. The Company does not anticipate that the adoption of SFAS No. 157 for non-financial assets and liabilities will have a material impact on its financial condition, results of operations or cash flows.
     The following table shows assets and liabilities as of December 31, 2008, that are measured at fair value on a recurring basis (in thousands):

		Significant
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets or	Inputs	Inputs
	Liabilities level 1	Level 2	Level 3
Derivative assets	—	$2,695	—
Derivative liabilities	—	(8,403)	—
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to choose, at specified election dates, to measure financial instruments (financial assets and liabilities) at fair value (the “Fair Value Option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the Fair Value Option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument be reported in earnings. SFAS 159 was effective as of the beginning of the first fiscal year that began after November 15, 2007. We have not applied the Fair Value Option to any of our existing financial assets or liabilities.
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement will be effective for the Company beginning January 1, 2009. Adoption of SFAS 160 is not expected to have a material effect on the Corporation’s financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities , an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since SFAS 161 only requires additional disclosures, it will not have a financial impact on the Corporation’s financial statements.
      In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162 ”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect SFAS No. 162 to have a material impact on its financial condition, results of operations or cash flows.
Note 3 — Inventories
     Inventories consisted of the following:

	December 31,
	2008	2007
Finished goods	$353,713	$309,852
Raw materials	13,756	13,690
Work in process	7,814	6,495

	375,283	330,037
Less: reserve for slow moving and obsolete inventory	(8,318)	(10,416)

	$366,965	$319,621

F11

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4 — Property, Plant and Equipment, Net
     Property, plant and equipment, net consisted of the following:

	December 31,
	2008	2007
Machinery and equipment	$109,841	$96,987
Buildings	47,809	47,726
Data processing	48,555	68,384
Leasehold improvements	61,999	52,597
Furniture and fixtures	85,586	70,695
Land	5,923	5,923

	359,713	342,312
Less: accumulated depreciation	(172,687)	(168,114)

	$187,026	$174,198

     Depreciation and amortization expense related to property, plant and equipment was $38,696, $31,530 and $29,298 for the years ended December 31, 2008, 2007 and 2006, respectively.
     The Company is obligated under various capital leases for certain machinery and equipment which expire on various dates through 2013 (see Note 8). The amount of machinery and equipment and related accumulated amortization recorded under capital leases and included within property, plant and equipment, net consisted of the following:

	December 31,
	2008	2007
Machinery and equipment under capital leases	$9,495	10,074
Accumulated amortization	(2,284)	(444)

	$7,211	$9,630

     Amortization of assets held under capitalized leases is included in depreciation and amortization expense.
Note 5 — Retail Acquisitions and Transactions
The Factory Card & Party Outlet Acquisition
     On the Factory Card & Party Outlet Acquisition Date, the Company completed it’s acquisition of FCPO, in accordance with the terms of the Agreement and Plan of Merger, dated as of September 17, 2007 (the “Factory Card & Party Outlet Merger Agreement”). FCPO common stock was suspended from trading on the Nasdaq Global Market as of the close of trading on November 16, 2007. The merger followed tender offer for all of the outstanding shares of FCPO common stock by the Company.
     As a result of the merger, FCPO is a wholly-owned subsidiary of the Company, and each remaining outstanding share of FCPO common stock was converted into the right to receive $16.50 per share, net to the seller in cash.
     The excess of the FCPO purchase price over the tangible net assets acquired has been allocated to intangible assets consisting of trade names ($27,400) and goodwill ($14,100), which are not being amortized, and net deferred tax liabilities ($12,900). In addition, assets acquired totaled $70,100, including an allocation to recognize below-market leases ($1,400) and to adjust property, plant and equipment to market value ($7,100). Liabilities assumed totaled $41,800.
      The increase in goodwill of $300, versus the preliminary estimate of $13,800, was caused by increases in deferred tax liabilities of $3,600 and reserves of $4,800, partly offset by increases in market value of property, plant and equipment of $6,700 and favorable lease contracts of $1,400.
Party City Franchise Group Transaction
Party City completed the acquisition of new stores from franchisees in a series of transactions involving Party City, Party City Franchise Group Holdings, LLC (“Party City Holdings”), a majority owned subsidiary of Party City, and Party City Franchise Group, LLC (“PCFG”), a wholly-owned subsidiary of Party City Holdings on November 2, 2007 (“Party City

F12

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Franchise Group Transaction Date”). Party City contributed cash and 11 of its corporate retail stores located in Florida to Party City Holdings. In addition, Party City Holdings and PCFG acquired 55 retail stores located in Florida and Georgia from franchisees. PCFG operates the acquired 66 stores in the Florida and Georgia regions.
     The franchisee sellers received approximately $43,000 in cash and, in certain instances, equity interests in Party City Holdings in exchange for the retail stores. The acquisitions were financed through the combination of cash contributed by Party City, borrowings under the Company’s existing credit facility and a new credit facility entered into by PCFG (see Note 7) and equity issued in exchange for certain stores. PCFG and Party City Holdings are unrestricted subsidiaries under the Company’s existing debt facilities and the new PCFG credit facility is a stand alone facility which is not guaranteed by the Company or its other subsidiaries.
     The excess of the PCFG purchase price over the tangible net assets acquired has been allocated to intangible assets consisting of goodwill ($30,300), which is not being amortized and franchise rights ($28,400), which are amortized over 20 years. In addition, assets acquired totaled $37,700 and liabilities assumed were $24,800.
     The decrease in goodwill of $15,200, versus the preliminary estimate of $45,500, was caused by an increase in intangibles of $15,000 and an increase in other asset and liabilites of $200.
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
     The excess of the Party America purchase price over the tangible net assets acquired has been allocated to intangible assets consisting of franchise licenses ($2,300), which are being amortized using the straight-line method over the assets’ estimated useful life (nine years) and trade names ($15,400) and goodwill ($8,300), which are not being amortized, and net deferred tax liabilities ($2,800). In addition, assets acquired totaled $48,400, including an allocation to adjust property, plant and equipment to market value ($500), and liabilities assumed were $40,800. The acquisition was structured as a purchase of common stock and, accordingly, the amortization of intangible assets is not deductible for income tax purposes. The allocation of the purchase price is based, in-part, on the work of independent valuation specialists.
      During the fourth quarter of 2008, the Company instituted a program to convert its company-owned and franchised Party America stores to Party City stores and recorded a $17,376 charge for the impairment of the Party America trade name.
Note 6 — Other Intangible Assets, net
     The Company had the following balances of other identifiable intangible assets as a result of various acquisitions:

	At December 31, 2008
		Accumulated	Net Carrying
	Cost	Amortization	Value	Useful lives

Retail franchise licenses	$63,630	$14,117	$49,513	9-20 years
Customer lists relationships	14,500	4,511	9,989	15 years
Copyrights, designs, and other	13,880	13,093	787	2-3 years
Leasehold and other intangibles	2,237	900	1,337	1-15 years

Total Cost	$94,247	$32,621	$61,626

	At December 31, 2007
		Accumulated	Net Carrying
	Cost	Amortization	Value	Useful lives

Retail franchise licenses	$37,500	$8,138	$29,362	9 years
Customer lists relationships	14,500	3,545	10,955	15 years
Copyrights, designs, and other	13,988	13,023	965	2-3 years
Leasehold and other intangibles	1,283	39	1,244	1-15 years

Total Cost	$67,271	$24,745	$42,526

F13

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The amortization expense for finite-lived intangible assets for the years ended December 31, 2008, 2007, and 2006 was $8,582, $6,563, and $9,321, respectively. Estimated amortization expense for each of the next five years will be approximately $7,502, $7,298, $7,230, $7,277, and $7,222, respectively.
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
          Below is a discussion of the Company’s ABL Credit Agreement and the PCFG Credit Agreement. See Note 8 for discussion of the Company’s Term Loan Credit Agreement.
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
     On November 2, 2007, the Company entered into an amendment to its ABL credit facility with AAH, certain subsidiaries of the Company, the lenders party thereto, Credit Suisse, as administrative agent, and Bank of America, N.A., as collateral agent (the “Amendment”). The Amendment increased the aggregate commitments of the lenders under the ABL Credit Agreement by $50,000 to $250,000. Borrowings under the ABL Credit Agreement continue to be subject to the borrowing base and affirmative and negative covenants and events of default that are substantially similar to the Term Loan

F14

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Credit Agreement. In addition, the Amendment modifies the ABL Credit Agreement by providing that the Company must maintain a Fixed Charge Coverage Ratio, as defined, of not less than 1.0 to 1.0 if it has less than $25,000 of excess availability under the ABL Credit Agreement.
     Borrowings under the ABL Credit Agreement were $136,878, and outstanding standby letters of credit totaled $16,487.
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
PCFG Credit Agreement borrowings:
     Pursuant to the PCFG Credit Agreement, PCFG borrowed $30,000 in term loans (“PCFG Term Loan”) and obtained a committed revolving credit facility in an aggregate principal amount of up to $20,000 for working capital and general corporate purposes and the issuance of letters of credit (of up to $5,000 at any time outstanding) (“PCFG Revolver”). The term loans and approximately $811 from an initial revolving borrowing of $10,000 were used to pay a portion of the purchase price of the acquisitions of retail stores from franchisees as described in Note 1.
Interest Rate and Fees
     The PCFG Credit Agreement provides for two interest rate options: (i) an alternate base rate (“ABR”) equal to the greater of (a) JPMorgan Chase Bank’s prime rate in effect on such day and (b) the federal funds effective rate in effect on such day plus 1/2 of 1% or (ii) an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. At closing the applicable margin was 2.75% with respect to ABR borrowings and 4.25% with respect to LIBOR borrowings, provided, however, that from and after the delivery of financial statements of Party City Holdings for the fiscal quarter ending December 31, 2008, the applicable margin will be subject to a single decrease of 0.50%, based on Party City Holdings’ total leverage ratio. In addition to paying interest on outstanding principal under the PCFG Credit Agreement, PCFG is required to pay a quarterly commitment fee equal to 0.50% in respect of the unutilized revolving commitments thereunder. PCFG must also pay customary letter of credit fees and agency fees.
Prepayments
     The PCFG Credit Agreement provides that the term loans may be voluntarily prepaid and the revolving loan commitments be permanently reduced. Upon prior notice, PCFG may prepay any borrowing of the revolving loans at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans. The term loans are subject to mandatory prepayment out of (i) 100% of net proceeds arising from asset sales, insurance and condemnation proceeds, subject to certain exceptions and reinvestment provisions, (ii) 100% of net proceeds arising from certain equity or debt issuances by Party City Holdings or its subsidiaries subject to certain exceptions, and (iii) 75% (which percentage will be reduced to 50% or to 0% depending on Party City Holdings’ total leverage ratio being less than certain specified ratios) of the Excess Cash Flow of Party City Holdings.
Amortization
     PCFG is required to repay installments on the term loans in quarterly principal amounts of $500 through September 30, 2009, increasing to $750 beginning on December 31, 2009 and ending September 30, 2012, with the remaining amount payable on the maturity date of November 1, 2012. There is no scheduled amortization for the revolving loans. The principal amount outstanding on the revolving loans under the PCFG Credit Agreement is due and payable in full on November 1, 2012.

F15

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Guarantee and Security
     The obligations of PCFG under the PCFG Credit Agreement are jointly and severally guaranteed by Party City Holdings. Party City Holdings has secured its obligations under the guaranty by a first priority lien on substantially all of its assets. PCFG has secured its obligations under the PCFG Credit Agreement by a first priority lien on substantially all of its assets.
Certain Covenants
     The PCFG Credit Agreement contains a number of customary negative covenants that restrict, subject to certain exceptions, the ability of Party City Holdings and its subsidiaries to take certain actions. The PCFG Credit Agreement requires Party City Holdings and its subsidiaries to maintain a leverage ratio, fixed charge coverage ratio and minimum EBITDA. The Credit Agreement also contains certain customary affirmative covenants and events of default.
Event of Default
     At December 31, 2008, PCFG was not in compliance with the financial covenants contained in the PCFG Credit Agreement. As a result, the PCFG lender group has the right to accelerate our obligation under the PCFG Term Loan, upon the vote of lenders holding a majority of outstanding commitments and borrowings thereunder, and is entitled to an additional 2% interest premium until such time as the default under the PCFG Credit Agreement is cured or waived. We have been engaged in active discussions with the PCFG lender group to address the issues under the term loan, including the need for: (1) a waiver of the existing defaults under the term loan and (2) an amendment of the financial covenants and certain other provisions contained in the term loan. Based upon the lenders’ rights to accelerate the obligation, we have classified the $27,500 due under the PCFG Term Loan as a current liability (i.e., current portion of long-term debt) in our consolidated balance sheet as of December 31, 2008. There were no borrowings under the PCFG Revolver and no outstanding letters of credit at December 31, 2008.
     Under the terms of our other indebtedness, PCFG is an unrestricted subsidiary and the acceleration of our obligation under the PCFG term loan would not constitute an event of default.
Other Credit Agreements
     In addition to the Term Loan Credit Agreement, the ABL Credit Agreement and the PCFG Credit Agreement, at December 31, 2008, we have a 400 Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate plus 0.6% and expires in April 2009, and a 1,000 British Pound Sterling denominated revolving credit facility which bears interest at the U.K. base rate plus 1.75% and expires on June 30, 2009. We expect to renew these revolving credit facilities upon expiration. No borrowings were outstanding under these revolving credit facilities at December 31, 2008 and 2007.
Note 8 — Long-Term Obligations
     Long-term obligations consisted of the following:

	December 31,
	2008	2007

Term Loan due 2013(a)	$368,437	$372,187
PCFG Term Loan due 2012(b)	27,500	29,500
Mortgage obligations(c)	6,285	6,875
Capital lease obligations(d)	7,535	9,394
8.75% senior subordinated notes(e)	175,000	175,000

Total long-term obligations	$584,757	$592,956
Less: current portion	(34,002)	(8,620)

Long-term obligations, excluding current portion	$550,755	$584,336

F16

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     (a) On May 25, 2007, the Company, a wholly owned subsidiary of AAH , and AAH, entered into (i) a $375,000 Term Loan Credit Agreement (the “Term Loan Credit Agreement”), and (ii) an ABL Credit Agreement (the “ABL Credit Agreement”) (see Note 7), and used the proceeds to refinance certain existing indebtedness and to pay transactions costs.
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
     The term loans are subject to mandatory prepayment out of (i) 100% of net proceeds arising from asset sales, insurance and condemnation proceeds, subject to reinvestment provisions, (ii) 50% of net proceeds arising from certain equity issuances by the Company or its subsidiaries (which percentage will be reduced to 25% or 0% if the Company’s total leverage ratio is less than specified ratios), (iii) net proceeds arising from any debt issued by the Company or its subsidiaries and (iv) 50% (which percentage will be reduced to 25% or 0% if the Company’s total leverage ratio is less than specified ratios) of the Excess Cash Flow, as defined, of the Company.
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
     At December 31, 2008, the balance of the Term Loan was $368,437
     (b) On November 2, 2007, PCFG entered into a Credit Agreement (the “PCFG Credit Agreement”) to borrow $30,000 in term loans (“PCFG Term Loan Agreement”) and up to $20,000 for working capital and general corporate purposes (“PCFG Revolver”). The PCFG Credit Agreement provides for two pricing options: (i) an alternate base rate (“ABR”) equal to the greater of (a) JPMorgan Chase Bank’s prime rate in effect on such day and (b) the federal funds effective rate in effect on such day plus 1 / 2 of 1% or (ii) an adjusted LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. At closing the applicable margin was 2.75% with respect to ABR borrowings and 4.25% with respect to LIBOR borrowings, provided, however, that from and after the delivery of financial statements of Party City Holdings for the fiscal quarter ended December 31, 2008, the applicable margin will be subject to a single decrease of 0.50%, based on Party City Holdings’ total leverage ratio. In addition to paying interest on outstanding principal under the PCFG Credit Agreement, PCFG is required to pay a quarterly commitment fee equal to 0.50% in respect of the unutilized revolving commitments thereunder. PCFG must also pay customary letter of credit fees and agency fees. See Note 7 for a full discussion of the PCFG Credit Agreement.

F17

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At December 31, 2008, the Term Loan was $27,500 and there were no borrowings or outstanding letters of credit under the PCFG Revolver.
     (c) In conjunction with the construction of a new distribution facility, on December 21, 2001, the Company borrowed $10,000 from the New York State Job Development Authority, pursuant to the terms of a second lien mortgage note. The second lien mortgage note bore interest at a rate of 4.89% and 7.24% at December 31, 2008 and 2007, respectively, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority’s confidential internal protocols. The second lien loan is for a term of 96 months and requires monthly payments based on a 180-month amortization period with a balloon payment upon maturity in January 2010. The principal amounts outstanding under the second lien mortgage as of December 31, 2008 and 2007, were $6,285 and $6,873, respectively. At December 31, 2008, the new distribution facility had a carrying value of $41,819.
     (d) The Company has entered into various capital leases for machinery and equipment and automobiles with implicit interest rates ranging from 4.39% to 11.65% which extend to 2013.
     (e) The $175,000 senior subordinated notes due 2014 bear interest at a rate equal to 8.75% per annum. Interest is payable semi-annually on May 1 and November 1 of each year. The senior subordinated notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2009, at redemption prices ranging from 104.375% to 100%, plus accrued and unpaid interest to the date of redemption. If a Change of Control, as defined in the note indenture, were to occur, the Company will be obligated to make an offer to purchase the senior subordinated notes, in whole or in part, at a price equal to 101% of the aggregate principal amount of the senior subordinated notes, plus accrued and unpaid interest, if any, to the date of purchase. If a Change of Control were to occur, the Company may not have the financial resources to repay all of its obligations under the Credit Facility, the note indenture and the other indebtedness that would become payable upon the occurrence of such Change of Control.
     At December 31, 2008, maturities of long-term obligations consisted of the following:

	Long-term Debt	Capital Lease
	Obligations	Obligations	Totals

2009	$31,916	$2,086	$34,002
2010	9,369	2,029	11,398
2011	3,750	1,997	5,747
2012	3,750	1,411	5,161
2013	3,750	12	3,762
Thereafter	524,687	—	524,687

Long-term obligations	$577,222	$7,535	$584,757
Note 9 — Capital Stock
     At December 31, 2008 and 2007, the Company’s authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding and 40,000.00 shares of common stock, $0.01 par value, of which 30,811.65 and 30,436.96 shares were issued and outstanding, respectively. Of these shares 585.15 and 893.79 shares were redeemable at December 31, 2008 and 2007, respectively, and classified as “redeemable common securities” on the balance sheet, as described below.
     During the year ended December 31, 2008, in connection with the sale of approximately 38% of the Company’s outstanding common stock to a new investor, management shareholders sold 308.64 shares of common stock previously classified as redeemable.

F18

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During the year ended December 31, 2007, management shareholders purchased 248 shares of redeemable common stock, valued at $3,534. The Company also issued 70.175 redeemable shares in conjunction with the acquisition of certain retail operations, and 1.8 redeemable shares to certain management shareholders.
     Under the terms of the AAH stockholders’ agreement dated April 30, 2004, the Company has an option to purchase all of the shares of common stock held by these employees and, upon their death or disability, these employee stockholders can require the Company to purchase all of their shares. The purchase price as prescribed in the stockholders’ agreements is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by the Company to all employee stockholders, based on the estimated fair value of fully paid and vested common securities, totaled $33,615 and $33,782 at December 31, 2008 and 2007, respectively, and is classified as redeemable common securities on the consolidated balance sheet, with a corresponding adjustment to stockholders’ equity. As there is no active market for the Company’s common stock, the Company estimates the fair value of its common stock based on a valuation model confirmed periodically by its recent acquisitions.
As explained in Note 15, in 2004, the CEO and President exchanged vested Amscan stock options for vested AAH stock options (“Rollover Options”) to purchase 98.182 shares. The Rollover Options, which were reduced in 2008 through exercise to 60.87 options, were valued at $1,582 and $1,792 at December 31, 2008 and 2007, respectively and are classified as redeemable common securities on the consolidated balance sheet.
     At December 31, 2007, two employees of PCFG owned 8,443.72 and 5,000.00 shares of PCFG common stock, respectively. Under the terms of the PCFG’s stockholders’ agreement dated November 2, 2007, under certain circumstances the employee stock holders are entitled to receive at least the original cost of their shares if purchased by the Company. Including an additional 2008 investment of $2,500, the employee shareholders held 15,943.72 shares of PCFG common stock. On December 30, 2008, the Company exchanged 544.75 warrants to purchase AAH common stock at $.01 per share, valued at $28,350 per share, plus $500 in cash, for the 15,943.72 shares of PCFG common stock that the Company did not directly own. As a result of this transaction, the Company charged $558 to goodwill. The warrants, which have a term of 10 years, are exercisable into AAH common stock under certain conditions, with the right to require the Company to purchase the shares upon death or disability and are classified on the balance sheet as a current liability under the provisions of FASB Staff Position No. FAS 150-5 “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable”.
     Total redeemable common securities on the balance sheet were as follows:

	2008	2007

Redeemable common shares	$16,589	18,546
2004 Rollover Options	1,582	1,792
Redeemable PCFG minority interest shares	—	13,444

	$18,171	33,782

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
Note 10 — Provision for Doubtful Accounts
     The provision for doubtful accounts is included in general and administrative expenses. For the years ended December 31, 2008, 2007 and 2006, the provision for doubtful accounts was $1,092, $1,290, and $1,668, respectively.
Note 11 — Non-recurring Expenses and Write-off of Deferred Financing Costs
     In connection with the refinancing of the Company’s debt obligations in May 2007, the Company incurred $3,781 of expenses associated with original issue discount and wrote off $6,333 of deferred financing costs associated with the repayment of debt.

F19

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12 — Restructuring Charges
     Restructuring costs associated with the Party City Acquisition of $3,680 were accrued for as part of the net assets acquired. The Company incurred $3,680 in severance and exit costs, including $480 incurred during 2008.
     In connection with the Party America Acquisition, $4,100 was accrued related to plans to restructure Party America’s administrative operations and involuntarily terminate a limited number of Party America personnel. The Company incurred $4,100 in restructuring and exit costs, including $2,100 incurred in 2008. The Company also incurred $1,700 in employee retention expense in 2007.
     In connection with the Factory Card and Party Outlet Acquisition, $9,101 has been accrued related to plans to restructure FCPO’s merchandising assortment and administrative operations and involuntarily terminate a limited number of FCPO personnel. Through December 31, 2008, the Company incurred $2,870 in restructuring costs and expects to incur the balance in 2009.
     Restructuring costs associated with the Party City Franchise Group Transaction of $1,000 were accrued related to plans to restructure PCFG’s merchandising assortment and administrative operations and involuntarily terminate a limited number of PCFG personnel. PCFG incurred $900 in restructuring costs in 2008.
Note 13 — Other (Income) Expense

	Year Ended December 31,
	2008	2007	2006

Undistributed income in unconsolidated joint venture	$(538)	$(628)	$(429)
Change in fair market value of the interest rate cap	(187)	61	$126
Change in fair market value of the foreign exchange contracts	—	—	171
Gain on sale of property, plant, and equipment	(227)	(152)	(879)
Foreign currency (gain) or loss	(476)	388	78
Early extinguishment of debt	—	16,360	—
Impairment of investment in subsidiary	—	2,005	—
Contract amendment fee	400	—	—
Other, net	210	180	(67)

Other (income) expense, net	$(818)	$18,214	$(1,000)

Note 14 — Employee Benefit Plans
     Certain subsidiaries of the Company maintain profit sharing plans for eligible employees providing for annual discretionary contributions to a trust. Eligible employees are full time domestic employees who have completed a certain length of service, as defined, and attained a certain age, as defined. In addition, the plans require the subsidiaries to match from 25% to 100% of voluntary employee contributions to the plan, not to exceed a maximum amount of the employee’s annual salary, which ranges from 4% to 6%. Profit sharing expense for the years ended December 31, 2008, 2007, and 2006 totaled $3,518, $4,736, and $3,576, respectively.

F20

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 15 — Equity Incentive Plan
     On May 1, 2004, the Company adopted the 2004 Equity Incentive Plan under which the Company may grant incentive awards in the form of restricted and unrestricted common stock options to purchase shares of the Company’s common stock (“Company Stock Options”) to certain directors, officers, employees and consultants of the Company and its affiliates. A committee of the Company’s board of directors (the “Committee”), or the board itself in the absence of a Committee, is authorized to make grants and various other decisions under the 2004 Equity Incentive Plan. Unless otherwise determined by the Committee, any participant granted an award under the 2004 Equity Incentive Plan must become a party to, and agree to be bound by, the Company’s stockholders’ agreement. Company Stock Options reserved under the 2004 Equity Incentive Plan total 3,474.6898 and may include incentive and nonqualified stock options. Company Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Committee, vest over five years and have a term of ten years from the date of grant.
     The Company has three types of options — rollover options, time-based options, and performance-based options, which are each described below.
     Rollover options
     In 2004, the Company’s CEO and President exchanged vested options in the predecessor company for 98.18 vested options to purchase common shares at $2,500 per share (the “rollover options”). These options had intrinsic value of $737 and fair value of $880. Under Paragraph 84 of FIN 44, vested options granted by the acquiring company in exchange for outstanding options of the target company should be considered part of the purchase transaction and accounted for under FAS 141. The fair value is accounted for as part of the purchase price of the target company.
     Since these options were vested immediately and can be exercised upon death or disability of the executives and put back to the Company, they are reflected as redeemable common securities on the Company’s consolidated balance sheet.
     However, these options have an additional condition, whereby they may be put back to the Company at fair market value upon retirement. Because the terms of the rollover options could extend beyond the retirement dates of these two executives, it is possible that they could exercise these options within 6 months of the specified retirement date and then put the immature shares back to the Company at retirement less than 6 months later. FIN 44, Paragraphs 68 requires variable accounting for awards with puts than can be exercised within 6 months of the issuance of the shares.
     Therefore, regardless of the probability of this occurrence, changes in market value of the shares should be expensed as additional stock compensation because the put, even if not probable, is within the control of the employee.
     The Company did not consider this condition, because they considered that a change in control was probable before 2014 and, as a result, the put of immature shares was not ever probable. Since probability is not relevant under the guidance of FIN 44, Paragraph 68 requires that future changes in market value after issue must follow variable accounting and be marked to market.
     Therefore, the Company should have charged pretax income for $638 in 2007, $221 in 2005, and $736 in 2004. Since the Company had been marking to market these securities through a debit to equity and a corresponding increase to the redeemable securities, as such the balance sheet was properly stated.
     During 2008, the reduction in liability caused by the exercise of 37 of these options, net of the increase in valuation of the remaining 61.18 options, resulted in a net credit to pretax income of $210.
     Time-based options
     In April 2005, the Company granted 722 time-based options (“TBO’s”) to key employees and its outside directors, exercisable at a strike price of $10,000. The Company used a minimum value method under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to determine the fair value of the Company Stock Options granted in April 2005, together with the following assumptions: dividend yield of 0%, risk-free interest rate of 3.1%, forfeitures, expected cancellation of 3%, and an expected life of four years. The estimated fair value of the options granted in 2005 is amortized on a straight line basis to compensation expense, net of taxes, over the vesting period of four years. The Company recorded compensation expense of approximately $201 in general and administrative expenses during each of the years ended December 31, 2008, 2007 and 2006, respectively.

F21

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Since January 1, 2006, the Company granted an additional 489.50 TBO’s, exercisable at a strike price of $12,000 per share, 187 TBO’s exercisable at a strike price of $14,250 per share, 20 TBO’s exercisable at a strike price of $17,500 per share, and 76.5 TBO’s exercisable at a strike price of $20,750 , 5 TBO’s exercisable at a strike price of $22,340, and 45.28 TBO’s exercisable at a strike price of $28,350 to key eligible employees and outside directors. In addition, in connection with the acquisition of Party America, certain Party America employees elected to roll their options to purchase Party America common stock into fully vested TBO’s. As a result, the Company issued 19.023 fully vested TBO’s exercisable at strike prices of $6.267 and $10.321 per share and with a fair market value of $170. The fair value of these options was recorded as part of the Party America purchase price allocation.
     The Company recorded compensation expense of $677, $538 and $279 during the years ended December 31, 2008, 2007, and 2006 related to the options granted since 2006 under SFAS No. 123(R), in general and administrative expenses. The fair value of each grant is estimated on the grant date using a Black-Scholes option valuation model based on the assumptions in the following table.

Expected dividend rate	—

Risk free interest rate	1.76% to 5.08%
Price volatility	15.00
Weighted average expected life	7.5
Forfeiture rate	7.75
     The weighted average expected lives (estimated period of time outstanding) was estimated using the the Company’s best estimate for determining the expected term. Expected volatility was based on implied historical volatility of an applicable Dow Jones Industrial Average sector index for a period equal to the stock option’s expected life.
     Performance-based options
     In April 2005, the Company granted 760 performance based options (“PBO’s”) to key employees and its outside directors, exercisable at a strike price of $10,000. Under the PBO feature, the ability to exercise vested option awards is contingent upon the occurrence of an initial public offering of the Company’s common stock or a change in control of the Company and the achievement of specified investment returns to the Company’s shareholders.
     Since January 1, 2006, the Company granted an additional 890.50 PBO’s exercisable at a strike price of $12,000 per share, 314 PBO’s exercisable at a strike price of $14,250 per share, 30 PBO’s exercisable at a strike price of $17,500 per share, 76.5 PBO’s exercisable at a strike price of $20,750, 185 PBO’s exercisable at a strike price of $22,340, and 70.62 PBO’s exercisable at a strike price of $28,350 to key eligible employees and outside directors.
     Prior to 2008, the Company had accounted for PBO’s on the same basis as described above for TBO’s. Paragraph 44 of SFAS 123( R ) requires that if a performance condition is not probable of achievement, no compensation expense is recorded. The Company believed that a change in control was probable, and therefore that the options should be accounted for under the same provisions of FAS 123 and 123(R). However, that accounting was incorrect.

F22

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     While a change in control condition is not specifically discussed in FAS 123 or FAS 123(R), EITF 96-5, “Recognition of Liabilities for Contractual Termination Benefits or Changing Benefit Plan Assumptions in Anticipation of a Business Combination” requires that compensation cost should not be recognized until a business combination is consummated. This approach should be applied to other types of liquidity events, including initial public offerings and change in control events.
     Since a change in control condition cannot be assessed as probable before it occurs, no compensation expense should have been recorded for these options in prior periods.
     The stock compensation amounts that had been recognized in prior years for performance-based options were $1,140 in 2007, $709 in 2006, and $153 in 2005.
     During the third quarter of 2008, a new investor acquired 38% of the outstanding stock held by existing shareholders as well as 37 rollover options, 258 time-based options, and 333 performance-based options held by optionholders, at a price of $28,350 per share.
     Although this transaction did not result in a change in control, the Company’s majority shareholders decided to waive the requirements of change in control, and permitted the time-vested portion of the performance-based options to be exercisable. Additionally, for both performance-based and time-based options, employees were permitted to have their net shares exercised settled for cash.
     This waiver did not change the terms of the option plans for any remaining options still outstanding, or obligate the Company to permit any future waiver of the change in control requirement.
     For the performance-based options that were exercised as a result of the transaction noted above, the waiver of the change in control requirement resulted in a vesting of these options. Therefore, the performance condition for those exercised options was met immediately upon exercise. Therefore, the effect of the vesting and settlement must be accounted for currently as stock compensation. The fair value of the performance-based options at exercise required to be charged to income is $5,639. (As noted above $2,002 of this amount was charged to income in prior years.)
     Summary
     As a result of the Company’s errors noted above regarding rollover options and performance-based options, reported pretax income was understated by $502 in 2007 and $488 in 2006 and was overstated by $43 in 2005 and $736 in 2004. The Company determined that the net errors in previously reported pretax income were not material to any prior year presented. Therefore, prior years were not restated.
     SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. The tax benefit for the 295 exercised time-based options exceeded the net deferred tax assets recognized in the stock compensation charge by $1,823. That excess benefit has been reflected as a financing cash inflow, and has been reflected on the balance sheet as additional paid-in capital.

F23

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes the changes in outstanding options under the Equity Incentive Plan for the years ended December 31, 2006, 2007 and 2008:

		Average	Average Fair Market
		Exercise	Value of Options at
	Options	Price	Grant Date
Outstanding at December 31, 2005	1,580.18	$9,534

Granted	1,409.02	11,929	4,060
Exercised	(1.00)	10,000
Canceled	(130.00)	11,000

Outstanding at December 31, 2006	2,858.20	$10,648

Granted	704.00	15,929	5,341
Exercised	(14.52)	14,250
Canceled	(148.54)	11,259

Outstanding at December 31, 2007	3,399.14	11,700

Granted	305.90	24,617	5,736
Exercised	(627.90)	14,283
Canceled	(144.54)	10,193

Outstanding at December 31, 2008	2,932.60	13,242
Exercisable at December 31, 2008	700.90	10,370
Note 16 — Income Taxes
     A summary of domestic and foreign income before income taxes and minority interest follows:

	Year ended December 31,
	2008	2007	2006
Domestic	$54,701	$27,444	$5,658
Foreign	9,120	5,509	5,160

Total	$63,821	$32,953	$10,818

F24

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The income tax expense consisted of the following:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$24,515	$13,009	$6,493
State	4,817	4,074	2,018
Foreign	2,741	2,136	2,110

Total current provision	32,073	19,219	10,621
Deferred:
Federal	(6,627)	(5,229)	(5,101)
State	(1,139)	(758)	(861)
Foreign	(119)	14	(364)

Total deferred provision (benefit)	(7,885)	(5,973)	(6,326)

Income tax expense	$24,188	$13,246	$4,295

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income tax assets and liabilities from domestic jurisdictions consisted of the following at December 31:

	December 31,
	2008	2007
Current deferred income tax assets:
Inventory valuation	$14,287	$14,457
Allowance for doubtful accounts	832	718
Accrued liabilities	11,377	8,121
Tax loss carryforward	3,078	4,446
Tax credit carryforward	1,148	1,148

Current deferred income tax assets (included in prepaid expenses and other current assets)	$30,722	$28,890

Non-current deferred income tax liabilities, net:
Property, plant and equipment	$2,446	$1,676
Intangible assets	71,263	80,750
Amortization of goodwill and other assets	14,109	12,436
Other	6	(502)

Non-current deferred income tax liabilities, net	$87,824	$94,360

     At December 31, 2008, the Company had a net operating loss carryforward remaining from FCPO and other retail affiliates of approximately $7,835. In addition, the Company had foreign tax credit carryforwards of $349, and alternative minimum tax credit carryforwards of $799.

F25

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The difference between the Company’s effective income tax rate and the federal statutory income tax rate is reconciled below:

	Year Ended December 31,
	2008	2007	2006
Provision at federal statutory income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	4.2	6.6	7.0
Non-deductible reserve for investment in foreign subsidiary	—	2.1	—
Domestic manufacturing deductions	(1.3)	(2.0)	(2.7)
Other	—	(1.5)	0.4

Effective income tax rate	37.9%	40.2%	39.7%

     The non-deductible reserve of the investment in our subsidiary is not expected to be deductible on the Company’s foreign tax return.
     Other differences between the effective income tax rate and the federal statutory income tax rate are composed of favorable permanent differences related to inventory contributions and favorable foreign rate differences, offset by the non-deductible portion of meals and entertainment expenses.
     At December 31, 2008 and 2007, the Company’s share of the cumulative undistributed earnings of foreign subsidiaries was approximately $31,767 and $34,792, respectively. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries’ operations. It is not practical to estimate the amount of additional tax that might be payable on these foreign earnings in the event of distribution or sale; however, under existing law, foreign tax credits would be available to substantially reduce incremental U.S. taxes payable on amounts repatriated.
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
The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2008 to December 31, 2008 (in thousands):

	2008	2007
Balance as of January 1	$2,485	$2,550
Increases related to current year tax positions	172	184
Increases related to prior year tax positions	—	160
Decreases related to settlements	—	(189)
Decreases related to statutes of limitations	(633)	(220)

	$2,024	$2,485

     Our total net unrecognized tax benefits that, if recognized, would impact our effective tax rate were $1,787, $1,242 and $888 as of December 31, 2008, 2007 and 2006, respectively.
     Liabilities for unrecognized tax benefits are reflected in other long-term liabilities in the consolidated balance sheet. Included in the balance of unrecognized tax benefits at December 31, 2008, is $1,260 related to tax positions for which it is possible that the total amounts could significantly change during the next twelve months.

F26

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $265 and $318 for the potential payment of interest and penalties at December 31, 2008 and 2007, respectively. The Company credited $54 in interest to income tax expense in 2008 and charged $130 in interest to income tax expense in 2007.
     For federal income tax purposes, the years 2005 through 2008 are open to examination at December 31, 2008. For non-U.S. income tax purposes, tax years from 2004 through 2008 remain open. Lastly, the Company is open to state and local income tax examinations for the tax years 2004 through 2008.
Note 17 — Commitments, Contingencies and Related Party Transactions
Lease Agreements
     The Company has non-cancelable operating leases for its numerous retail store sites as well as for its corporate offices, certain distribution and manufacturing facilities, showrooms, and warehouse equipment that expire on various dates through 2017. These leases generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance.
     At December 31, 2008, future minimum lease payments under all operating leases consisted of the following:

Future Minimum
Operating Lease Payments
2009	$114,539
2010	99,215
2011	83,732
2012	68,505
2013	42,288
Thereafter	69,728

$478,007

     We are also an assignor with contingent lease liability for six stores sold to franchisees with leases that expire through 2011. The potential contingent assigned lease obligations continue until the applicable leases expire. The maximum amount of the assigned lease obligations may vary, but is limited to the sum of the total amount due under the lease. At December 31, 2008, the maximum amount of the assigned lease obligations was approximately $3,800 and is not included in the table above as such amount are contingent upon certain events occurring which management has not assessed as probable or estimable at this time.
     The operating leases included in the above table also do not include contingent rent based upon sales volume or other variable costs such as maintenance, insurance and taxes.
     Rent expenses for the years ended December 31, 2008, 2007 and 2006, were $142,471, $109,685, and $82,064, respectively, and include immaterial amounts of rent expense related to contingent rent.
Product Royalty Agreements
     The Company has entered into product royalty agreements with various licensors of copyrighted and trademarked characters and designs that are used on the Company’s products which require royalty payments based on sales of the Company’s products, and, in some cases, include annual minimum royalties.

F27

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At December 31, 2008, the Company’s commitment to pay future minimum product royalties was as follows:

Future Minimum
Royalty Payments
2009	$4,022
2010	4,732
2011	4,848
2012	1,375
2013	1,122

$16,099

     Product royalty expense for the years ended December 31, 2008, 2007 and 2006, was $8,455, $8,337, and $7,683, respectively.
     The Company has entered into product purchase commitments with certain vendors. At December 31, 2008, the Company’s future product commitments were as follows:

Product Purchase
Commitments
2009	$5,694
2010	4,575
2011	4,576
2012	1,138

$15,983

Legal Proceedings
     The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.
Related Party Transactions
     Pursuant to the terms of a management agreement, Berkshire Partners LLC and Weston Presidio were paid annual management fees of $833 and $417, respectively, for each of the years ended December 31, 2008, 2007 and 2006. Management fees payable to Berkshire Partners LLC and Weston Presidio totaled $139 and $69, respectively, at December 31, 2008 and 2007, and are included in accrued expenses on the consolidated balance sheet. Although the indenture governing the 8.75% senior subordinated notes will permit the annual payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.
Note 18 — Segment Information
Industry Segments
     The Company has two identifiable business segments. The Wholesale segment includes the design, manufacture, contract for manufacture and distribution of party goods, including paper and plastic tableware, metallic balloons, accessories, novelties, gifts and stationery, at wholesale. The Retail segment includes the operation of company-owned specialty retail party goods and social expressions supply stores in the United States and the sale of franchises on an individual store and franchise area basis throughout the United States and Puerto Rico.

F28

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s industry segment data for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Wholesale	Retail	Consolidated
Year Ended December 31, 2008
Revenues:
Net sales	$653,403	$1,099,136	$1,752,539
Royalties and franchise fees	—	22,020	22,020

Total revenues	653,403	1,121,156	1,774,559
Eliminations	(214,898)	—	(214,898)

Net Revenues	$438,505	$1,121,156	$1,559,661

Income from operations	$58,290	$55,628	$113,918

Interest expense, net			50,915
Other income, net			(818)

Income before income tax benefit and minority interests			$63,821

Long-lived assets	$424,070	$566,629	$990,699

	Wholesale	Retail	Consolidated
Year Ended December 31, 2007
Revenues:
Net sales	$626,476	$768,183	$1,394,659
Royalties and franchise fees	—	25,888	25,888

Total revenues	626,476	794,071	1,420,547
Eliminations	(173,143)		(173,143)

Net Revenues	$453,333	$794,071	$1,247,404

Income from operations	$45,172	$60,585	$105,757

Interest expense, net			54,590
Other expense, net			18,214

Income before income tax benefit and minority interests			$32,953

Long-lived assets	$451,379	$550,100	$1,001,479

	Wholesale	Retail	Consolidated
Year Ended December 31, 2006
Revenues:
Net sales	$508,486	$560,808	$1,069,294
Royalties and franchise fees	—	21,746	21,746

Total revenues	508,486	582,554	1,091,040
Eliminations	(75,952)	—	(75,952)

Net Revenues	$432,534	$582,554	$1,015,088

Income from operations	$35,527	$29,178	$64,705

Interest expense, net			54,887
Other income, net			(1,000)

Income before income tax benefit and minority interests			$10,818

Long-lived assets	$457,446	$396,338	$853,784

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

F29

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s geographic area data are as follows:

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2008
Revenues:
Net sales to unaffiliated customers	$1,454,145	$83,496	$—	$1,537,641
Net sales between geographic areas	23,194	—	(23,194)	—

Net sales	1,477,339	83,496	(23,194)	1,537,641
Royalties and franchise fees	22,020	—	—	22,020

Total revenues	$1,499,359	$83,496	$(23,194)	$1,559,661

Income from operations	$104,217	$8,536	$1,165	$113,918

Interest expense, net				50,915
Other income, net				(818)

Income before income tax benefit and minority interests				$63,821

Long-lived assets	$973,379	$93,365	$(79,045)	$990,699

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2007
Revenues:
Net sales to unaffiliated customers	$1,141,532	$79,984	$—	$1,221,516
Net sales between geographic areas	23,906	—	(23,906)	—

Net sales	1,165,438	79,984	(23,906)	1,221,516
Royalties and franchise fees	25,888	—	—	25,888

Total revenues	$1,191,326	$79,984	$(23,906)	$1,247,404

Income from operations	$97,638	$6,956	$1,163	$105,757

Interest expense, net				54,590
Other expense, net				18,214

Income before income tax benefit and minority interests				$32,953

Long-lived assets	$1,003,984	$49,161	$(51,666)	$1,001,479

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2006
Revenues:
Net sales to unaffiliated customers	$924,981	$68,361	$—	$993,342
Net sales between geographic areas	20,166	—	(20,166)	—

Net sales	945,147	68,361	(20,166)	993,342
Royalties and franchise fees	21,746	—	—	21,746

Total revenues	$966,893	$68,361	$(20,166)	$1,015,088

Income from operations	$69,267	$6,339	$(10,901)	$64,705

Interest expense, net				54,887
Other income, net				(1,000)

Income before income tax benefit and minority interests				$10,818

Long-lived assets	$881,900	$17,319	$(45,436)	$853,784

F30

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The following table sets forth our historical revenues, gross profit, income (loss) from operations and net income (loss), by quarter, for the years ended December 31, 2008, 2007, and 2006. The results of FCPO’s operations from the Factory Card & Party Outlet Acquisition Date of November 16, 2007 through December 29, 2007 and PCFG’s operations from the Party City Franchise Group Transaction Date of November 2, 2007 through December 31, 2007 are included in the Company’s consolidated results of operations for the year ended December 31, 2007. The results of Party America’s operations from the Party America Acquisition Date of September 29, 2006 through December 30, 2006 are included in the Company’s consolidated results operations for the year ended December 31, 2006.

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
		(Dollars in thousands)
2008
Revenues:
Net sales	325,032	365,174	356,231	491,204
Royalties and franchise fees	5,342	6,350	5,863	4,465
Gross profit	110,347	139,414	125,311	196,143
Income from operations	8,778	35,511	18,573	51,056	(a)
Net income (loss)	(2,537)	14,669	4,563	23,815	(a)
2007
Revenues:
Net sales	243,529	273,424	277,564	426,999	(b)
Royalties and franchise fees	4,895	5,747	5,783	9,463	(b)
Gross profit	77,706	98,399	96,783	171,042	(b)
Income from operations	6,837	25,887	14,500	58,533	(b)
Net income (loss)	(4,402)	(2,458)	424	25,697	(b) (c)
2006
Revenues:
Net sales	204,183	223,847	220,514	344,798	(d)
Royalties and franchise fees	4,157	4,886	4,505	8,198	(d)
Gross profit	59,673	71,529	68,636	138,723	(d)
Income from operations	1,202	12,244	5,311	45,948	(d) (e)
Net income (loss)	(7,157)	(9)	(5,675)	19,281	(d) (e)
(a)   During the fourth quarter of 2008, the company instituted a program to convert its company-owned and franchised Party America stores to Party City stores and recorded a $17,376 charge for the impairment of the Party America trade name.

F31

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(b) The results of operations for 2007 include the results of FCPO for the period from the Factory Card & Party Outlet Acquisition Date (November 16, 2007) through December 29, 2007, and the results of PCFG for the period from the Party City Franchise Transaction Date (November 2, 2007) through December 31, 2007.
(c) In connection with debt refinancing, we recorded non-recurring expenses of $6,333 due to the write-off of deferred financing costs associated with the repayment of debt, and $3,781 of debt retirement costs.
(d) The results of operations for 2006 include the results of Party America for the period from the Party America Acquisition Date (September 29, 2006) through December 30, 2006.
(e) The results of operations for the fourth quarter of 2006 include adjustments to decrease depreciation expense by $3,032, and increase rent expense by $2,898, representing the difference between the actual depreciation and amortization expense and rent expense, respectively, following the completion of purchase accounting for the Party City Acquisition.
Note 20 — Fair Value of Financial Instruments
     The carrying amounts for cash and cash equivalents, accounts receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value at December 31, 2008 and 2007 because of the short-term maturity of those instruments or their variable rates of interest.
     The fair value of the Company’s Term Loan and $175,000 Senior Subordinated Notes at December 31, 2008 are approximately $247,000 and $107,000, respectively, based on their year end market prices. The carrying amounts of the Company’s Term Loan and $175,000 Senior Subordinated Notes at December 31, 2007 approximate fair value based on their year end market prices. The carrying amounts for other long-term debt approximate fair value at December 31, 2008 and 2007, based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity.
Note 21 — Derivative Financial Instruments
Interest Rate Risk Management
     As part of the Company’s risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations (see Notes 7 and 8). Accordingly, interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in stockholders’ equity and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The fair value of an interest rate swap agreement is the estimated amount that the counterparty would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparty.
     To effectively fix the interest rate on a portion of its Term Loans (see Note 8), the Company entered into an interest rate swap agreement with a financial institution in 2006, for an aggregate notional amount of $57,000, expiring in February 2009. In 2008, the Company entered into a second interest rate swap agreement with a financial institution for an initial aggregate notional amount of $118,505, which increases to a maximum of $163,441 during its term and expires in March 2011.
     The swap agreements had unrealized net losses of $5,294 and $439 at December 31, 2008 and 2007, respectively, which were included in accumulated other comprehensive income (loss) (see Note 22). No components of these agreements are excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The fair value of interest rate contracts at December 31, 2008 and 2007 of $(8,403) and $(697) are reported in current liabilities in the consolidated balance sheet.
     In addition to the agreements above, during the year ended December 31, 2007, the Company purchased a $73,000 interest rate cap at 6.00%, for $12, which was charged to expense during the year.

F32

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
     At December 31, 2008 and 2007, the Company had foreign currency exchange contracts with notional amounts of $18,560, and $18,000, respectively. The foreign currency exchange contracts are reflected in the consolidate balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counter-parties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. The fair value adjustment at December 31, 2008 and 2007 resulted in an unrealized net gain (loss) of $1,698 and ($292), respectively, which are included in accumulated other comprehensive income (loss) (see Note 22). No components of theses agreements are excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all gains and losses in accumulated other comprehensive income (loss) related to these foreign exchange contracts will be reclassified into earnings by December 2009. The fair value of foreign exchange contracts for the year ended December 31, 2008 and 2007 of $2,695 and ($464), are reported in other current assets and accrued expenses in the consolidated balance sheets, respectively.
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
Note 23 — Comprehensive Income
     Comprehensive income consisted of the following:

	Year Ended December 31,
	2008	2007	2006
Net income	$40,510	$19,261	$6,440
Cumulative change from adoption of FIN 48 (see Note 5)		(31)
Net change in cumulative translation adjustment	(11,338)	1,633	2,446
Change in fair value of interest rate swap contracts, net of income tax (benefit) expense of $(2,851) and $(302), and $44	(4,855)	(514)	75
Change in fair value of foreign exchange contracts, net of income tax expense (benefit) of $1,169, $(136), and $(36)	1,990	(231)	(61)

Comprehensive income	$26,307	$20,118	$8,900

F33

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Accumulated other comprehensive (loss) income consisted of the following:

	December 31,
	2008	2007
Cumulative translation adjustment	$(8,256)	$3,082
Interest rate swap contracts, net of income tax benefit of $(3,109), and $(258)	(5,294)	(439)
Foreign exchange contracts, net of income tax expense (benefit) of $997, and $(172)	1,698	(292)

Total accumulated other comprehensive income	$(11,852)	$2,351

Note 24 — Condensed Consolidating Financial Information
     On May 25, 2007, the Company, a wholly owned subsidiary of AAH, along with AAH entered into (i) a $375,000 Term Loan Credit Agreement, and (ii) a $200,000 ABL Credit Agreement (see Note 7).
     Borrowings under the Term Loan Credit Agreement, the ABL Credit Agreement and the Company’s $175,000 8.75% senior subordinated notes issued in April 30, 2004 and due in April 30, 2014 are guaranteed jointly and severally, fully and unconditionally, by the following wholly-owned domestic subsidiaries of the Company (the “Guarantors”):
•	Amscan Inc.

•	Am-Source, LLC

•	Anagram International, Inc.

•	Anagram International Holdings, Inc.

•	Anagram International, LLC

•	M&D Industries, Inc.

•	Party City Corporation

•	PA Acquisition Corporation

•	SSY Realty Corp.

•	JCS Packaging Inc. (formerly JCS Realty Corp.)

•	Anagram Eden Prairie Property Holdings LLC

•	Trisar, Inc.
     Non-guarantor subsidiaries (“Non-guarantors”) include the following:
•	Amscan Distributors (Canada) Ltd.

•	Amscan Holdings Limited

•	Amscan (Asia-Pacific) Pty. Ltd.

•	Amscan de Mexico, S.A. de C.V.

•	Anagram International (Japan) Co., Ltd.

•	JCS Hong Kong Ltd.

•	Party City Franchise Group, LLC
     The following consolidating information presents consolidating balance sheets as of December 31, 2008 and 2007, and the related consolidating statements of operations and cash flows for the years ended December 31, 2008, 2007 and 2006, for the combined Guarantors and the combined Non-guarantors, and elimination entries necessary to consolidate the entities comprising the combined companies.

F34

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING BALANCE SHEET
December 31, 2008
(Dollars in thousands)

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,544	$4,514	$—	$13,058
Accounts receivable, net of allowances	73,932	15,511	—	89,443
Inventories, net of allowances	331,059	36,605	(699)	366,965
Prepaid expenses and other current assets	42,033	5,779	—	47,812

Total current assets	455,568	62,409	(699)	517,278
Property, plant and equipment, net	175,532	11,494	—	187,026
Goodwill	497,197	46,534	—	543,731
Trade names	157,283			157,283
Other intangible assets, net	35,496	26,130	—	61,626
Other assets, net	123,315	12,207	(94,489)	41,033

Total assets	$1,444,391	$158,774	$(95,188)	$1,507,977

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	136,878	—	—	136,878
Accounts payable	98,636	28,002	—	126,638
Accrued expenses	77,470	10,515	—	87,985
Income taxes payable	27,802	860	(57)	28,605
Redeemable warrants	15,444	—	—	15,444
Current portion of long-term obligations	6,488	27,514	—	34,002

Total current liabilities	362,718	66,891	(57)	429,552
Long-term obligations, excluding current portion	550,755	—	—	550,755
Deferred income tax liabilities	76,360	11,464	—	87,824
Other	21,988	37,996	(48,537)	11,447

Total liabilities	1,011,821	116,351	(48,594)	1,079,578

Redeemable common securities	18,171	—	—	18,171

Commitments and contingencies

Stockholders’ equity:
Common Stock	—	339	(339)	—
Additional paid-in capital	334,983	45,629	(45,536)	335,076

Retained earnings	91,268	(3,776)	(488)	87,004
Accumulated other comprehensive (loss) income	(11,852)	231	(231)	(11,852)

Total stockholders’ equity	414,399	42,423	(46,594)	410,228

Total liabilities, redeemable common securities and stockholders’ equity	$1,444,391	$158,774	$(95,188)	$1,507,977

F35

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING BALANCE SHEET
December 31, 2007
(Dollars in thousands)

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,391	$8,883	$—	$17,274
Accounts receivable, net of allowances	81,057	17,368	—	98,425
Inventories, net of allowances	282,954	37,368	(701)	319,621
Prepaid expenses and other current assets	54,810	7,236	—	62,046

Total current assets	427,212	70,855	(701)	497,366
Property, plant and equipment, net	168,033	6,165	—	174,198
Goodwill	509,114	49,829	—	558,943
Trade names	172,883	13,304		186,187
Other intangible assets, net	42,526	—	—	42,526
Other assets, net	111,428	—	(71,803)	39,625

Total assets	$1,431,196	$140,153	$(72,504)	$1,498,845

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	152,670	500	—	153,170
Accounts payable	100,467	19,826	—	120,293
Accrued expenses	81,600	12,728	—	94,328
Income taxes payable	12,958	(319)	(58)	12,581
Current portion of long-term obligations	6,524	2,096	—	8,620

Total current liabilities	354,219	34,831	(58)	388,992
Long-term obligations, excluding current portion	556,817	27,519	—	584,336
Deferred income tax liabilities	93,523	837	—	94,360
Other	30,327	63,395	(71,933)	21,789

Total liabilities	1,034,886	126,582	(71,991)	1,089,477

Redeemable common securities	20,338	13,444	—	33,782

Commitments and contingencies

Stockholders’ equity:
Common Stock	—	339	(339)	—
Additional paid-in capital	326,695	46	—	326,741
Retained earnings	46,926	(178)	(254)	46,494
Accumulated other comprehensive income (loss)	2,351	(80)	80	2,351

Total stockholders’ equity	375,972	127	(513)	375,586

Total liabilities, redeemable common securities and stockholders’ equity	$1,431,196	$140,153	$(72,504)	$1,498,845

F36

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For Year Ended December 31, 2008
(Dollars in thousands)

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$1,359,780	$201,055	$(23,194)	$1,537,641
Royalties and franchise fees	22,020	—	—	22,020

Total revenues	1,381,800	201,055	(23,194)	1,559,661

Expenses:
Cost of sales	861,368	128,097	(23,039)	966,426
Selling expenses	32,172	9,722	—	41,894
Retail operating expenses	233,348	40,279	—	273,627
Franchise expenses	13,686	—	—	13,686
General and administrative expenses	104,445	17,147	(1,320)	120,272
Art and development costs	12,462	—	—	12,462
Impairment of trade name	17,376	—	—	17,376

Total expenses	1,274,857	195,245	(24,359)	1,445,743

Income from operations	106,943	5,810	1,165	113,918

Interest expense, net	48,130	2,785	—	50,915
Other (income) expense, net	(7,526)	(552)	7,260	(818)

Income before income taxes and minority interests	66,339	3,577	(6,095)	63,821

Income tax expense	21,900	2,345	(57)	24,188
Minority interests	—	(877)	—	(877)

Net income	$44,439	$2,109	$(6,038)	$40,510

F37

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For Year Ended December 31, 2007
(Dollars in thousands)

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$1,146,791	$98,631	$(23,906)	$1,221,516
Royalties and franchise fees	25,888	—	—	25,888

Total revenues	1,172,679	98,631	(23,906)	1,247,404

Expenses:
Cost of sales	735,670	65,665	(23,749)	777,586
Selling expenses	32,292	9,607	—	41,899
Retail operating expenses	184,768	6,655	—	191,423
Franchise expenses	12,883	—	—	12,883
General and administrative expenses	97,564	9,463	(1,320)	105,707
Art and development costs	12,149	—	—	12,149

Total expenses	1,075,326	91,390	(25,069)	1,141,647

Income from operations	97,353	7,241	1,163	105,757

Interest expense, net	54,393	197	—	54,590
Other expense, net	12,136	319	5,759	18,214

Income before income taxes and minority interests	30,824	6,725	(4,596)	32,953

Income tax expense	11,646	1,658	(58)	13,246
Minority interests	—	446	—	446

Net income	$19,178	$4,621	$(4,538)	$19,261

F38

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For The Year Ended December 31, 2006
(Dollars in thousands)

	AAH and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$945,147	$68,361	$(20,166)	$993,342
Royalties and franchise fees	21,746	—		21,746

Total revenues	966,893	68,361	(20,166)	1,015,088
Total expenses:
Cost of sales	651,083	45,651	(20,207)	676,527
Selling expenses	31,355	8,094		39,449
Retail operating expenses	126,224	—	—	126,224
Franchise expenses	13,009	—	—	13,009
General and administrative expenses	77,879	8,277	(1,320)	84,836
Art and development costs	10,338	—	—	10,338

Total expenses	909,888	62,022	(21,527)	950,383

Income from operations	57,005	6,339	1,361	64,705
Interest expense, net	54,748	139	—	54,887
Other (income) expense, net	(6,754)	542	5,212	(1,000)

Income before income taxes and minority interests	9,011	5,658	(3,851)	10,818
Income tax expense	2,596	1,683	16	4,295
Minority interests	—	83	—	83

Net income	$6,415	$3,892	$(3,867)	$6,440

F39

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For Year Ended December 31, 2008
(Dollars in thousands)

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows provided by operating activities:
Net income	$44,439	$2,109	$(6,038)	$40,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	42,406	4,872	—	47,278
Amortization of deferred financing costs	1,956	265	—	2,221
Provision for doubtful accounts	945	147	—	1,092
Deferred income tax benefit	(7,885)	—	—	(7,885)
Deferred rent	1,202	—	—	1,202
Undistributed gain in unconsolidated joint venture	(538)	—	—	(538)
Impairment of trade name	17,376	—	—	17,376
(Gain) loss on disposal of equipment	(1,198)	3	—	(1,195)
Equity based compensation	4,311	46	—	4,357
Tax benefit on exercised options	(1,823)	—	—	(1,823)
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,526	1,711	—	8,237
Increase in inventories	(51,358)	(1,144)	155	(52,347)
Decrease in prepaid expenses and other current assets	29,595	1,645	—	31,240
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(22,075)	6,396	5,883	(9,796)

Other, net	—	—	—	—

Net cash provided by operating activities	63,879	16,050	—	79,929

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(1,143)	(473)	—	(1,616)
Capital expenditures	(44,457)	(8,544)	—	(53,001)
Proceeds from disposal of property and equipment	3,390	28	—	3,418

Net cash used in investing activities	(42,210)	(8,989)	—	(51,199)

Cash flows used in financing activities:
Repayments of loans, notes payable and long-term obligations	(24,250)	(2,592)	—	(26,842)
Tax benefit on exercised options	1,823	—	—	1,823
Sale of additional interest to minority shareholder	2,500	—	—	2,500
Purchase and retirement of redeemable common stock	(514)	—	—	(514)

Net cash used in financing activities	(20,441)	(2,592)	—	(23,033)
Effect of exchange rate changes on cash and cash equivalents	(1,075)	(8,838)	—	(9,913)

Net increase (decrease) in cash and cash equivalents	153	(4,368)	—	(4,215)
Cash and cash equivalents at beginning of period	8,391	8,883	—	17,274

Cash and cash equivalents at end of period	$8,544	$4,515	$—	$13,059

F40

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For Year Ended December 31, 2007

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows used in operating activities:
Net income	$19,178	$4,621	$(4,538)	$19,261
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	37,076	1,017	—	38,093
Amortization of deferred financing costs	2,142	—	—	2,142
Provision for doubtful accounts	1,045	245	—	1,290
Deferred income tax benefit	(5,973)	—	—	(5,973)
Deferred rent	744	421	—	1,165
Undistributed gain in unconsolidated joint venture	(628)	—	—	(628)
Impairment of investment in subsidiary	2,005	—	—	2,005
Loss on disposal of equipment	1,442	10	—	1,452
Equity based compensation	1,882	46	—	1,928
Debt retirement costs	3,781	—	—	3,781
Write-off of deferred financing costs	6,333	—	—	6,333
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	9,036	(7,055)	—	1,981
Increase in inventories	(19,572)	(3,499)	157	(22,914)

Increase in prepaid expenses and other current assets	(13,627)	(592)	—	(14,219)
Decrease in accounts payable, accrued expenses and income taxes payable	(19,481)	(10,953)	4,381	(26,053)
Other, net	—	—	—	—

Net cash used in operating activities	25,383	(15,739)	—	9,644

Cash flows (used in) provided by investing activities:
Cash paid in connection with store acquisitions	(132,262)	26,139	—	(106,123)
Capital expenditures	(25,988)	(1,457)	—	(27,445)
Proceeds from disposal of property and equipment	162	—	—	162

Net cash (used in) provided by investing activities	(158,088)	24,682	—	(133,406)

Cash flows provided by (used in) financing activities:
Repayments of loans, notes payable and long-term obligations	(385,438)	(2,111)	—	(387,549)
Proceeds from loans, notes payable and long-term obligations	523,609	—	—	523,609
Debt retirement costs	(6,218)	—	—	(6,218)
Capital contributions and proceeds from issuance of common stock and exercise of options, net of retirements	4,734	—	—	4,734

Net cash provided by (used in) financing activities	136,687	(2,111)	—	134,576
Effect of exchange rate changes on cash and cash equivalents	14	1,480	—	1,494

Net decrease in cash and cash equivalents	3,995	8,312	—	12,308
Cash and cash equivalents at beginning of period	4,395	571	—	4,966

Cash and cash equivalents at end of period	$8,391	$8,883	$—	$17,274

F41

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 31, 2006
(Dollars in thousands)

	AAH and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:
Net income	$6,415	$3,892	$(3,867)	$6,440
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	37,808	811	—	38,619
Amortization of deferred financing costs	2,661	—	—	2,661
Deferred rent	3,019	—	—	3,019
Provision for doubtful accounts	1,324	344	—	1,668
Deferred income tax benefit	(6,326)	—	—	(6,326)
(Gain) loss on disposal of property, plant and equipment	(886)	7	—	(879)
Undistributed loss in unconsolidated joint venture	(429)	—	—	(429)
Equity based compensation	1,208	—	—	1,208
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(21,919)	(1,826)	—	(23,745)
(Increase) decrease in inventories	(7,729)	642	(41)	(7,128)
Decrease (increase) in prepaid expenses, other current assets and other, net	12,702	(30)	—	12,672
Increase (decrease) in accounts payable, accrued expenses, income taxes payable and other liabilities	4,318	(5,001)	3,908	3,225

Net cash provided by (used in) operating activities	32,166	(1,161)	—	31,005
Cash flows used in investing activities:
Cash contributed to joint venture and cash paid for acquisition	(14,634)	—	—	(14,634)
Capital expenditures	(39,568)	(808)	—	(40,376)
Proceeds from disposal of property, plant and equipment	14,839	52	—	14,891

Net cash used in investing activities	(39,363)	(756)	—	(40,119)
Cash flows provided by (used in) financing activities
Repayment of loans, notes payable and long-term obligations	(3,135)	(257)	—	(3,392)
Proceeds from loans, notes payable and long-term obligations, net of debt issuance costs	5,149	—	—	5,149
Capital contributions and proceeds from issuance of common stock and exercise of options, net of retirements	1,785	—	—	1,785

Net cash provided by (used in) financing activities	3,799	(257)	—	3,542
Effect of exchange rate changes on cash and cash equivalents	98	1,695	—	1,793

Net decrease in cash and cash equivalents	(3,300)	(479)	—	(3,779)
Cash and cash equivalents at beginning of period	7,695	1,050	—	8,745
Cash and cash equivalents at end of period	$4,395	$571	$—	$4,966

F42

SCHEDULE II
AMSCAN HOLDINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2008, 2007 and 2006

	Beginning			Ending
(Dollars in thousands)	Balance	Write-Offs	Additions	Balance

Allowance for Doubtful Accounts:
For the year ended December 31, 2006	$1,798	$1,315	$1,668	$2,151
For the year ended December 31, 2007	2,151	804	1,290	2,637
For the year ended December 31, 2008	2,637	1,546	1,092	2,183
Inventory Reserves::
For the year ended December 31, 2006	$2,186	$3,051	$6,168	$5,303
For the year ended December 31, 2007	5,303	1,459	6,572	10,416
For the year ended December 31, 2008	10,416	5,128	3,030	8,318

F43