Form 10-Q
period 2009-03-31
AMSCAN HOLDINGS INC
filed 2009-05-15
CIK 1024729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
(914) 345-2020
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 15, 2009, 1,000.00 shares of Registrant’s common stock were outstanding.

AMSCAN HOLDINGS, INC.
FORM 10-Q
March 31, 2009
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

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$11,805	$13,058
Accounts receivable, net of allowances	97,514	89,443
Inventories, net of allowances	343,703	366,965
Prepaid expenses and other current assets	49,973	47,812

Total current assets	502,995	517,278
Property, plant and equipment, net	183,571	187,026
Goodwill	544,420	543,731
Trade names	157,283	157,283
Other intangible assets, net	59,689	61,626
Other assets, net	42,438	41,033

Total assets	$1,490,396	$1,507,977

LIABILITIES, REDEEMABLE COMMON SECURITIES AND EQUITY
Current liabilities:
Loans and notes payable	$180,345	$136,878
Accounts payable	65,303	126,638
Accrued expenses	90,379	87,985
Income taxes payable	27,130	28,605
Redeemable warrants	15,444	15,444
Current portion of long-term obligations	38,988	34,002

Total current liabilities	417,589	429,552
Long-term obligations, excluding current portion	543,673	550,755
Deferred income tax liabilities	87,501	87,824
Deferred rent and other long-term liabilities	9,557	9,558

Total liabilities	1,058,320	1,077,689

Redeemable common securities (including 585.15 common shares issued and outstanding at March 31, 2009 and December 31, 2008)	18,171	18,171

Commitments and contingencies

Equity:
Common Stock ($0.01 par value; 40,000.00 shares authorized; 30,226.50 shares issued and outstanding at March 31, 2009 and December 31, 2008,)	—	—
Additional paid-in capital	335,295	335,076
Retained earnings	89,407	87,004
Accumulated other comprehensive loss	(12,697)	(11,852)

Amscan Holdings, Inc. shareholders’ equity	412,005	410,228
Noncontrolling interests	1,900	1,889

Total equity	413,905	412,117

Total liabilities, redeemable common securities and equity	$1,490,396	$1,507,977

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2009	2008
Revenues:
Net sales	$309,046	$325,032
Royalties and franchise fees	3,694	5,342

Total revenues	312,740	330,374

Expenses:
Cost of sales	205,417	214,685
Selling expenses	10,171	10,749
Retail operating expenses	51,501	57,926
Franchise expenses	2,889	3,631
General and administrative expenses	27,435	31,503
Art and development costs	3,126	3,102

Total expenses	300,539	321,596

Income from operations	12,201	8,778

Interest expense, net	10,665	14,308
Other expense (income), net	207	(486)

Income (loss) before income taxes	1,329	(5,044)

Income tax benefit	(1,132)	(1,912)

Net income (loss)	2,461	(3,132)
Less: Net income (loss) attributable to noncontrolling interests	58	(595)

Net income (loss) attributable to Amscan Holdings Inc.	$2,403	$(2,537)

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Three Months Ended March 31, 2009
(Unaudited)
(Amounts in thousands, except share amounts)

					Accumulated	Amscan
			Additional		Other	Holdings, Inc.
	Common	Common	Paid-in	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Income /(Loss)	Equity	Interests	Equity
Balance at December 31, 2008	30,226.50	$—	$335,076	$87,004	$(11,852)	$410,228	$1,889	$412,117
Net income				2,403		2,403	58	2,461
Net change in cumulative translation adjustment					(743)	(743)	(47)	(790)
Change in fair value of interest rate swap contracts, net of income tax benefit					115	115		115
Change in fair value of foreign exchange contracts, net of income tax benefit					(217)	(217)		(217)

Comprehensive income (loss)						1,558	11	1,569
Equity based compensation expense			219			219		219

Balance at March 31, 2009	30,226.50	$—	$335,295	$89,407	$(12,697)	$412,005	$1,900	$413,905

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows used in operating activities:
Net income (loss) attributable to Amscan Holdings Inc.	$2,403	$(2,537)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	10,646	11,173
Amortization of deferred financing costs	544	493
Provision for doubtful accounts	437	440
Deferred income tax benefit	(1,818)	(2,186)
Deferred rent	366	350
Undistributed loss/(income) in unconsolidated joint venture	130	(514)
Loss on disposal of equipment	175	20
Equity based compensation	219	598
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,930	596
Decrease (increase) in inventories	22,962	(16,329)
(Increase) decrease in prepaid expenses and other current assets	(7,915)	5,132
Decrease in accounts payable, accrued expenses and income taxes payable	(66,074)	(25,488)

Net cash used in operating activities	(33,995)	(28,252)

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(2)	—
Capital expenditures	(5,961)	(11,493)
Proceeds from disposal of property and equipment	24	59

Net cash used in investing activities	(5,939)	(11,434)

Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(2,091)	(1,437)
Proceeds from loans, notes payable and long-term obligations, net of debt issuance costs	40,124	38,646

Net cash provided by financing activities	38,033	37,209
Effect of exchange rate changes on cash and cash equivalents	648	95

Net decrease in cash and cash equivalents	(1,253)	(2,382)
Cash and cash equivalents at beginning of period	13,058	17,274

Cash and cash equivalents at end of period	$11,805	$14,892

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share amounts)
Note 1 — Description of Business
     Amscan Holdings, Inc. (“Amscan”, “AHI” or the “Company”) designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic balloons, accessories, novelties, gifts and stationery throughout the world, including in North America, South America, Europe, Asia and Australia. In addition, the Company operates specialty retail party supply stores in the United States, and franchises both individual stores and franchise areas throughout the United States and Puerto Rico, under the names Party City, Party America, The Paper Factory and Halloween USA. The Company also operates specialty retail party and social expressions supply stores under the name Factory Card & Party Outlet (“FCPO”).
Note 2 — Acquisitions
     On November 2, 2007 Party City completed the acquisition of 55 stores from franchisees in a series of transactions involving Party City, Party City Franchise Group Holdings, LLC (“Party City Holdings”), a then majority owned subsidiary of Party City, and Party City Franchise Group, LLC (“PCFG”), a wholly-owned subsidiary of Party City Holdings. PCFG operates the acquired 55 stores together with 11 previously owned stores in the Florida and Georgia regions.
     On December 30, 2008, the Company acquired the remaining Party City Holdings equity held by two former franchisees, in exchange for total consideration of $15,444 which included cash of $500 and warrants to purchase 544.75 shares of AAH Holding Company, Inc common stock at $0.01 per share. The Company has allocated the purchase price to the fair value of net assets acquired, which resulted in an additional $558 charge to goodwill. As the AAH stock underlying the warrants could be put back to the Company in certain instances per the terms of the Company and PCFG shareholders agreements, the warrants are classified as current liabilities in the Company’s consolidated balance sheets at March 31, 2009 and December 31, 2008.
Note 3 — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008, and the audited balance sheet as of December 31, 2008, include the accounts of the Company and its majority-owned and controlled entities. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included in the unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. Our business is subject to substantial seasonal variations, as our retail segment has realized a significant portion of its net sales, cash flow and net income in the fourth quarter of each year, principally due to its Halloween season sales in October and, to a lesser extent, other holiday season sales at the end of the calendar year. We expect that this general pattern will continue. Our results of operations may also be affected by industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.
     On January 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling (minority) interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The presentation and disclosure requirements of SFAS No. 160 were applied retrospectively and, as a result, we have reclassified noncontrolling interests in the December 2008 balance sheet and March 31, 2008 statement of operations, to comply with the presentation in 2009.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
Note 4 — Inventories
     Inventories consisted of the following:

	March 31,	December 31,
	2009	2008
Finished goods	$331,235	$353,713
Raw Materials	13,911	13,756
Work in Process	6,898	7,814

	352,044	375,283
Reserve for slow-moving and obsolete inventories	(8,341)	(8,318)

	$343,703	$366,965

     Inventories are valued at the lower of cost or market. The Company determines the cost of inventory at its retail stores using either the weighted average or retail inventory method, which approximate the first-in, first-out method. All other inventory cost is determined using the first-in, first-out method.
Note 5 — Income Taxes
     The consolidated income tax benefit for the three months ended March 31, 2009 and 2008 were determined based upon estimates of the Company’s consolidated effective income tax rates of 36.9% for the year ending December 31, 2009 and 37.9% for the year ending December 31, 2008, respectively. The differences between the estimated consolidated effective income tax rate and the U.S. federal statutory rate are primarily attributable to state income taxes and available domestic manufacturing deductions. In addition, the income tax benefit for the first quarter of 2009 reflects the expiration of state statutes of limitations resolving previously unrecognized tax benefits and the favorable settlement of the audits of the Company’s 2005 and 2006 federal tax returns during the quarter.
Note 6 — Restructuring
     In connection with the FCPO Acquisition, $9,101 has been accrued related to plans to restructure FCPO’s merchandising assortment and administrative operations and involuntarily terminate a limited number of FCPO personnel. Charges of $1,336 were taken against this reserve in the first quarter of 2009. Through March 31, 2009, the Company incurred $4,206 in restructuring costs and expects to incur the balance in 2009.
     Restructuring costs associated with the Party City Franchise Group Transaction of $1,000 were accrued related to plans to restructure PCFG’s merchandising assortment and administrative operations and involuntarily terminate a limited number of PCFG personnel. Charges of $100 were taken against this reserve in the first quarter of 2009. Through March 31, 2009, PCFG incurred $1,000 in restructuring costs.
Note 7 — Comprehensive Income (Loss)
     Comprehensive income (loss) attributable to Amscan Holdings Inc. consisted of the following:

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$2,403	$(2,537)
Net change in cumulative translation adjustment	(743)	114
Change in fair value of interest rate swap contracts, net of income tax expense (benefit) of $68, $(239)	115	(407)
Change in fair value of foreign exchange contracts, net of income tax benefit of $(127), $(53)	(217)	(90)

Comprehensive income (loss)	$1,558	$(2,920)

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
Note 8 — Capital Stock
     At March 31, 2009 and December 31, 2008, the Company’s authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding and 40,000.00 shares of common stock, $0.01 par value, of which 30,226.50 were issued and outstanding.
     Certain employee stockholders owned 585.15 shares of AAH common stock at both March 31, 2009 and December 31, 2008. Under the terms of the AAH stockholders’ agreement dated April 30, 2004, as amended, the Company has an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders can require the Company to purchase all of their shares held by the former employee. The purchase price as prescribed in the stockholders’ agreement is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by the Company to certain employee stockholders based on the estimated fair market value of fully paid and vested common securities is classified as redeemable common securities on the consolidated balance sheet, with a corresponding adjustment to stockholders’ equity. As there is no active market for the Company’s common stock, the Company estimated the fair value of its common stock based on a valuation calculated using a multiple of earnings.
     At March 31, 2009 and December 31, 2008, the aggregate amount that may be payable by the Company to employee stockholders and option holders, based on the estimated market value, was $18,171.
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
     The Company’s industry segment data for the three months ended March 31, 2009 and March 31, 2008 is as follows:

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2009

Revenues:
Net sales	$157,328	$202,004	$359,332
Royalties and franchise fees	—	3,694	3,694

Total revenues	157,328	205,698	363,026
Eliminations	(50,286)	—	(50,286)

Net Revenues	$107,042	$205,698	$312,740

Income (loss) from operations	$16,598	$(4,397)	$12,201

Interest expense, net			10,665
Other expense, net			207

Income before income tax			$1,329

Long-lived assets	$434,160	$553,241	$987,401

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2008
Revenues:
Net sales	$164,319	$214,157	$378,476
Royalties and franchise fees	—	5,342	5,342

Total revenues	164,319	219,499	383,818
Eliminations	(53,444)		(53,444)

Net Revenues	$110,875	$219,499	$330,374

Income (loss) from operations	$14,646	$(5,868)	$8,778

Interest expense, net			14,308
Other income, net			(486)

Loss before income tax benefit			$(5,044)

Long-lived assets	$422,199	$574,982	$997,181

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
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
Note 11 — Stock Option Plan
     The Company recorded $219 and $598 of stock-based compensation in general and administrative expenses during the three months ended March 31, 2009 and 2008, respectively.
     There were no options exercised during the three-month period ended March 31, 2009. There are options to purchase 2,931.40 shares of common stock outstanding at March 31, 2009.
Note 12 — Long Term Obligations
     On November 2, 2007, PCFG entered into a Credit Agreement (the “PCFG Credit Agreement”), among PCFG, CIT Group/Business Credit, Inc., as Administrative Agent and Collateral Agent, Newstar Financial, Inc., as Syndication Agent, CIT Capital Securities LLC, as Sole Arranger, and the Lenders party thereto. PCFG and Party City Franchise Group Holdings, LLC (“Party City Holdings”), the sole member of PCFG have been designated by the Board of Directors of the Company as “Unrestricted Subsidiaries” pursuant to the Company’s existing ABL Credit Agreement, and the indenture governing its 8.75% Senior Subordinated Notes and neither PCFG nor Party City Holdings is a guarantor of the Company’s existing credit facilities or indenture. In addition, PCFG’s credit facility is a stand alone facility for PCFG and is not guaranteed by the Company or its other subsidiaries.
     Pursuant to the PCFG Credit Agreement, PCFG borrowed $30,000 in term loans (“PCFG Term Loan”) and obtained a committed revolving credit facility in an aggregate principal amount of up to $20,000 for working capital and general corporate purposes and the issuance of letters of credit (of up to $5,000 at any time outstanding) (“PCFG Revolver”). At March 31, 2009 the balance of the term loan was $27,000. There were no borrowings under the PCFG Revolver and no outstanding letters of credit at March 31, 2009.
     At March 31, 2009 and December 31, 2008, PCFG was not in compliance with the financial covenants contained in the PCFG Credit Agreement. As a result, the PCFG lender group has the right to accelerate our obligation under the PCFG Term Loan, upon the vote of lenders holding a majority of outstanding commitments and borrowings thereunder, and is entitled to an additional 2% interest until such time as the default under the PCFG Credit Agreement is cured or waived. We have been engaged in active discussions with the PCFG lender group to address the issues under the term loan, including the need for: (1) a waiver of the existing defaults under the term loan and (2) an amendment of the financial covenants and certain other provisions contained in the term loan. Based upon the lenders’ rights to accelerate the obligation, we have classified the balance due under the PCFG Term Loan as a current liability (i.e., current portion of long-term debt) in our consolidated balance sheet as of March 31, 2009 and December 31, 2008.
     Under the terms of our other indebtedness, PCFG is an unrestricted subsidiary and the acceleration of our obligation under the PCFG term loan would not constitute an event of default.
Note 13 — Hedging Transactions, Derivative Financial Instruments and Fair Value
     The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as market risks. The Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed through the use of derivative financial instruments are interest rate risk and foreign currency exchange rate risk.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
     Interest Rate Risk Management
     As part of the Company’s risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations. Accordingly, interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in equity and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The fair value of an interest rate swap agreement is the estimated amount that the counterparty would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparty.
     At March 31, 2009 and December 31, 2008, the Company had interest rate swap agreements with notional amounts of $163,441 and $175,505 respectively, and a net liability fair value of $(8,290) at March 31, 2009 and $(8,403) at December 31, 2008. The swap agreements had unrealized net losses of $5,028 and $5,294 at March 31, 2009 and December 31, 2008, respectively, which were included in accumulated other comprehensive income (loss). No components of these agreements are excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness.
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
     At March 31, 2009 and December 31, 2008 the Company had foreign currency exchange contracts with a notional amount of $13,920 and $18,560, respectively and fair value of $2,350 and $2,695, respectively. The foreign currency exchange contracts are reflected in the consolidate balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counter-parties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. The fair value adjustment at March 31, 2009 and December 31, 2008 resulted in an unrealized net gain of $1,481 and $1,698, respectively, which are included in accumulated other comprehensive income (loss). As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all gains and losses in accumulated other comprehensive income (loss) related to these foreign exchange contracts will be reclassified into earnings by December 2009.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     Fair Value Measurement
     SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
•
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
     The following tables show assets and liabilities as of March 31, 2009 and December 31, 2008, that are measured at fair value on a recurring basis (in thousands):

		Significant
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable	Total as of
	Identical Assets or	Inputs	Inputs	March 31,
	Liabilities (Level 1)	(Level 2)	(Level 3)	2009
Derivative assets	—	$2,350	—	$2,350

Derivative liabilities		(8,290)	—	(8,290)

		Significant
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable	Total as of
	Identical Assets or	Inputs	Inputs	December 31,
	Liabilities (Level 1)	(Level 2)	(Level 3)	2009
Derivative assets	—	$2,695	—	$2,695

Derivative liabilities		(8,403)	—	(8,403)
     In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges.
     The carrying amounts for cash and cash equivalents, accounts receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value at March 31, 2009 and December 31, 2008 because of the short-term maturity of those instruments or their variable rates of interest.
     The carrying amount and fair value (based on market prices) of the Company’s Term Loan and $175,000 Senior Subordinated Notes are as follows:

	March 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term Loan	$367,500	$286,7000	$368,437	$247,000

$175,000 Senior Subordinated Notes	175,000	126,000	175,000	107,000
     The carrying amounts for other long-term debt approximate fair value at March 31, 2009 and December 31, 2008, based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity

.AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
Note 14 — Recently Issued Accounting Standards
     In December 2007, the Financial Accounting Standards Board (“FASB “) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement became effective for the Company beginning January 1, 2009 and applies to all business combinations prospectively from that date. The impact of SFAS 141(R) on our consolidated financial statements will depend upon the nature, terms and size of any acquisition we may consummate in the future.
     In April 2009, the FASB issued Staff Position No. FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). This FSP amends the accounting in FAS 141(R) for assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, FSP FAS 141(R)-1 requires measurement based on the best estimate in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP FAS 141(R)-1 is effective as of January 1, 2009 in connection with the adoption of FAS 141(R).
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company-specific data. The Company adopted SFAS No. 157 effective January 1, 2008 for its financial assets and liabilities and effective January 1, 2009 for its non-financial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact to the Company’s consolidated financial statements.
     In April 2009, the FASB issued three FASB Staff Positions (“FSPs”) in order to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.
•	FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

•	FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP is intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

•	FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP relates to fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.
     We have elected to early adopt these FSPs effective March 31, 2009. The adoption of these FSPs did not have a material effect on our financial condition or results of operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities , an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 became effective January 1, 2009. Since SFAS 161 only requires additional disclosures, it will not have a financial impact on the Company’s financial statements.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
Note 15 — Condensed Consolidating Financial Information
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
     The following information presents condensed consolidating balance sheets at March 31, 2009 and December 31, 2008, and the condensed consolidating statements of operations for the three months ended March 31, 2009 and 2008, and the related condensed consolidating statements of cash flows for the three months ended March 31, 2009 and 2008, for the combined Guarantors and the combined Non-guarantors, together with the elimination entries necessary to consolidate the entities comprising the combined companies.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2009
(Amounts in thousands)

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,536	$5,269	$—	$11,805
Accounts receivable, net of allowances	80,756	16,758	—	97,514
Inventories, net of allowances	307,076	37,083	(456)	343,703
Prepaid expenses and other current assets	43,655	6,436	(118)	49,973

Total current assets	438,023	65,546	(574)	502,995
Property, plant and equipment, net	172,328	11,243	—	183,571
Goodwill	509,910	34,510	—	544,420
Trade names	157,283			157,283
Other intangible assets, net	34,050	25,639		59,689
Other assets, net	147,382	11,482	(116,426)	42,438

Total assets	$1,458,976	$148,420	$(117,000)	$1,490,396

LIABILITIES, REDEEMABLE COMMON SECURITIES AND EQUITY
Current liabilities:
Loans and notes payable	180,345	—	—	180,345
Accounts payable	56,594	8,709	—	65,303
Accrued expenses	82,285	8,094	—	90,379
Income taxes payable	27,158	—	(28)	27,130
Redeemable warrants	15,444	—	—	15,444
Current portion of long-term obligations	11,979	27,009	—	38,988

Total current liabilities	373,805	43,812	(28)	417,589
Long-term obligations, excluding current portion	543,673	—	—	543,673
Deferred income tax liabilities	86,992	509	—	87,501
Other	18,844	60,848	(70,135)	9,557

Total liabilities	1,023,314	105,169	(70,163)	1,058,320

Redeemable common securities	18,171	—	—	18,171

Commitments and contingencies

Equity:
Common Stock	—	339	(339)	—
Additional paid-in capital	335,203	46,167	(46,075)	335,295
Retained earnings	94,985	(5,202)	(376)	89,407
Accumulated other comprehensive (loss) income	(12,697)	47	(47)	(12,697)

Amscan Holdings Inc shareholders’ equity	417,491	41,351	(46,837)	412,005
Noncontrolling Interests	—	1,900	—	1,900

Total equity	417,491	43,251	(46,837)	413,905

Total liabilities, redeemable common securities and equity	$1,458,976	$148,420	$(117,000)	$1,490,396

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONSOLIDATING BALANCE SHEET
December 31, 2008
(Amounts in thousands)

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$8,544	$4,514	$—	$13,058
Accounts receivable, net of allowances	73,932	15,511	—	89,443
Inventories, net of allowances	331,059	36,605	(699)	366,965
Prepaid expenses and other current assets	42,033	5,779	—	47,812

Total current assets	455,568	62,409	(699)	517,278
Property, plant and equipment, net	175,532	11,494	—	187,026
Goodwill	497,197	46,534	—	543,731
Trade names	157,283			157,283
Other intangible assets, net	35,496	26,130	—	61,626
Other assets, net	123,315	12,207	(94,489)	41,033

Total assets	$1,444,391	$158,774	$(95,188)	$1,507,977

LIABILITIES, REDEEMABLE COMMON SECURITIES AND EQUITY
Current liabilities:
Loans and notes payable	$136,878	$—	$—	$136,878
Accounts payable	98,636	28,002	—	126,638
Accrued expenses	77,470	10,515	—	87,985
Income taxes payable	27,802	860	(57)	28,605
Redeemable warrants	15,444			15,444
Current portion of long-term obligations	6,488	27,514	—	34,002

Total current liabilities	362,718	66,891	(57)	429,552
Long-term obligations, excluding current portion	550,755	—	—	550,755
Deferred income tax liabilities	76,360	11,464	—	87,824
Other	21,988	36,107	(48,537)	9,558

Total liabilities	1,011,821	114,462	(48,594)	1,077,689

Redeemable common securities	18,171	—	—	18,171

Commitments and contingencies

Equity:
Common Stock	—	339	(339)	—
Additional paid-in capital	334,983	45,629	(45,536)	335,076
Retained earnings	91,268	(3,776)	(488)	87,004
Accumulated other comprehensive (loss) income	(11,852)	231	(231)	(11,852)

Amscan Holdings Inc. shareholders’ equity	414,399	42,423	(46,594)	410,228
Noncontrolling interest	—	1,889	—	1,889

Total equity	414,399	44,312	(46,594)	412,117

Total liabilities, redeemable common securities and equity	$1,444,391	$158,774	$(95,188)	$1,507,977

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2009
(Amounts in thousands)

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$275,263	$39,672	$(5,889)	$309,046
Royalties and franchise fees	3,694	—	—	3,694

Total revenues	278,957	39,672	(5,889)	312,740

Expenses:
Cost of sales	184,859	26,690	(6,132)	205,417
Selling expenses	8,217	1,954	—	10,171
Retail operating expenses	43,599	7,902	—	51,501
Franchise expenses	2,889	—	—	2,889
General and administrative expenses	24,301	3,464	(330)	27,435
Art and development costs	3,126	—	—	3,126

Total expenses	266,991	40,010	(6,462)	300,539

Income (loss) from operations	11,966	(338)	573	12,201

Interest expense, net	10,151	514	—	10,665
Other (income) expense, net	(1,182)	14	1,375	207

Income (loss) before income taxes	2,997	(866)	(802)	1,329

Income tax benefit	(662)	(560)	90	(1,132)

Net income (loss)	3,659	(306)	(892)	2,461
Less Net income attributed to noncontrolling interest	—	58	—	58

Net income (loss) attributable to Amscan Holdings Inc.	$3,659	$(364)	$(892)	$2,403

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2008
(Amounts in thousands)

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$286,760	$43,873	$(5,601)	$325,032
Royalties and franchise fees	5,342	—	—	5,342

Total revenues	292,102	43,873	(5,601)	330,374

Expenses:
Cost of sales	192,850	27,092	(5,257)	214,685
Selling expenses	8,188	2,561	—	10,749
Retail operating expenses	47,904	10,022	—	57,926
Franchise expenses	3,631	—	—	3,631
General and administrative expenses	27,305	4,528	(330)	31,503
Art and development costs	3,102	—	—	3,102

Total expenses	282,980	44,203	(5,587)	321,596

Income (loss) from operations	9,122	(330)	(14)	8,778

Interest expense, net	13,354	954	—	14,308
Other (income) expense, net	(1,637)	22	1,129	(486)

Loss before income taxes	(2,595)	(1,306)	(1,143)	(5,044)

Income tax (benefit) expense	(2,116)	331	(127)	(1,912)

Net loss	(479)	(1,637)	(1016)	(3,132)
Less Net loss attributed to noncontrolling interest	—	(595)	—	(595)

Net loss attributable to Amscan Holdings Inc.	$(479)	$(1,042)	$(1,016)	$(2,537)

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2009
(Amounts in thousands)

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows (used in) provided by operating activities:
Net income (loss) attributable to Amscan Holdings Inc.	$3,659	$(364)	$(892)	$2,403
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expense	9,504	1,142	—	10,646
Amortization of deferred financing costs	478	66	—	544
Provision for doubtful accounts	387	50	—	437
Deferred income tax expense (benefit)	(1,818)	—	—	(1,818)
Deferred rent	366	—	—	366
Undistributed loss in unconsolidated joint venture	130	—	—	130
Loss on disposal of equipment	175	—	—	175
Equity based compensation	219	—	—	219
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	5,389	(1,459)	—	3,930
Decrease (increase) in inventories	23,982	(777)	(243)	22,962
Increase in prepaid expenses and other current assets	(3,110)	(4,805)	—	(7,915)
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(74,138)	6,929	1,135	(66,074)

Net cash (used in) provided by operating activities	(34,777)	782	—	(33,995)

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(2)	—	—	(2)
Capital expenditures	(5,520)	(441)	—	(5,961)
Proceeds from disposal of property and equipment	24	—	—	24

Net cash used in investing activities	(5,498)	(441)	—	(5,939)

Cash flows provided by (used in) financing activities:
Repayments of loans, notes payable and long-term obligations	(1,591)	(500)	—	(2,091)
Proceeds from loans, notes payable and long-term obligations	40,124	—	—	40,124

Net cash provided by (used in) financing activities	38,533	(500)	—	38,033
Effect of exchange rate changes on cash and cash equivalents	(266)	914	—	648

Net (decrease) increase in cash and cash equivalents	(2,008)	755	—	(1,253)
Cash and cash equivalents at beginning of period	8,544	4,514	—	13,058

Cash and cash equivalents at end of period	$6,536	$5,269	$—	$11,805

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three months Ended March 31, 2008
(Amounts in thousands)

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows used in operating activities:
Net loss attributable to Amscan Holdings Inc.	$(479)	$(1,042)	$(1,016)	$(2,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	9,756	1,417	—	11,173
Amortization of deferred financing costs	493	—	—	493
Provision for doubtful accounts	380	60	—	440
Deferred income tax benefit	(2,186)	—	—	(2,186)
Deferred rent	350	—	—	350
Undistributed gain in unconsolidated joint venture	(514)	—	—	(514)
Loss (gain) on disposal of equipment	49	(29)	—	20
Equity based compensation	598	—	—	598
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,335	(1,739)	—	596
(Increase) in inventories	(15,796)	(877)	344	(16,329)
Decrease in prepaid expenses and other current assets	1,628	3,504	—	5,132
Decrease in accounts payable, accrued expenses and income taxes payable	(20,902)	(5,258)	672	(25,488)

Net cash used in operating activities	(24,288)	(3,964)	—	(28,252)

Cash flows used in investing activities:
Capital expenditures	(10,569)	(924)	—	(11,493)
Proceeds from disposal of property and equipment	—	59	—	59

Net cash used in investing activities	(10,569)	(865)	—	(11,434)

Cash flows provided by financing activities:
Repayments of loans, notes payable and long-term obligations	(937)	(500)	—	(1,437)
Proceeds from loans, notes payable and long-term obligations	33,145	5,501	—	38,646

Net cash provided by financing activities	32,208	5,001	—	37,209
Effect of exchange rate changes on cash and cash equivalents	(81)	176	—	95

Net (decrease) increase in cash and cash equivalents	(2,730)	348	—	(2,382)
Cash and cash equivalents at beginning of period	8,391	8,883	—	17,274

Cash and cash equivalents at end of period	$5,661	$9,231	$—	$14,892

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008
     The following tables set forth the Company’s operating results as a percentage of total revenues, for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Revenues:
Net sales	98.8%	98.4%
Royalties and franchise fees	1.2	1.6

Total revenues	100.0	100.0

Expenses:
Cost of sales	65.7	65.0
Selling expenses	3.3	3.3
Retail operating expenses	16.5	17.5
Franchise expenses	0.9	1.1
General and administrative expenses	8.8	9.5
Art and development costs	0.9	0.9

Total expenses	96.1	97.3

Income from operations	3.9	2.7

Interest expense, net	3.4	4.3
Other expense (income), net	0.1	(0.1)

Income (loss) before income taxes	0.4	(1.5)

Income tax expense (benefit)	(0.4)	(0.6)

Net income (loss)	0.8	(0.9)
Less: Net income (loss) attributable to noncontrolling interests	0.0	(0.2)

Net income (loss) attributable to Amscan Holdings Inc.	0.8%	(0.7)%

	Three Months Ended March 31,
	2009		2008
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue
Revenues:
Sales:
Wholesale	$157,328	50.3%	$164,319	49.7%
Eliminations	(50,286)	(16.1)%	(53,444)	(16.2)%

Net wholesale	107,042	34.2%	110,875	33.6%
Retail	202,004	64.6%	214,157	64.8%

Total net sales	309,046	98.8%	325,032	98.4%
Franchise related	3,694	1.2%	5,342	1.6%

Total revenues	$312,740	100.0%	$330,374	100.0%

Wholesale
     Net sales, at wholesale, of $107.0 million were $3.8 million or 3.5% lower than sales for the first quarter of 2008, principally a result of the downturn in the U.S. economy. Net sales to our franchised party superstores and other independent party stores totaled $42.6 million and were $2.9 million or 6.4% lower than in the first quarter of 2008. Net sales of metallic balloons totaled $19.5 million and were $4.3 million or 18.1% lower than in 2008 as wholesale distributors and retailers (including Grocery and our own retail stores) lowered stock inventory levels during the quarter. International sales totaled $17.1 million and were $3.3 million or 16.2% lower than in 2008. The decrease in international sales is the result of foreign currency fluctuation, as international sales, in local currencies, increased compared to the first quarter of 2008. Net domestic sales to non-affiliated retail channels totaled $27.8 million and were $6.7 million or 31.7% higher than in 2008, principally the result of a seasonal direct import and contract manufacturing program for a supplier to the mass and other channels.

     Intercompany sales to our retail affiliates of $50.3 million were $3.2 million or 5.9% lower than in the first quarter of 2008. The decrease in intercompany sales is consistent with the decrease in sales of our retail segment, as well as our efforts to lower overall inventories at both retail and wholesale. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.
Retail
     Net retail sales for company-owned stores for the first quarter of 2009 of $202.0 million were $12.2 million or 5.7% lower than net retail sales for the first quarter of 2008, reflecting the downturn in the US economy and the operation of fewer Factory Card & Party Outlet (“FCPO”) and The Paper Factory (“TPF”) outlet stores in the first quarter of 2009. The shift of Easter season sales from the first quarter of 2008 to the second quarter of 2009 was essentially offset by an additional day of retail operations in the first quarter of 2009, as our retail stores generally close for the Easter holiday. Net retail sales at our Party City Big Box stores (i.e., stores generally greater than 8,000 square feet) totaled $152.5 million and were $3.8 million or 2.4 % lower than in 2008. Same store sales during the first quarter of 2009 decreased 2.1% compared to 2008 as a 4.6% decrease in transaction count was partially offset by a 2.2% increase in average dollar per transaction. Retail sales at our FCPO stores of $44.4 million decreased $5.4 million or 10.8%, reflecting an 8.8% reduction in store count. Same store sales during the first quarter of 2009 decreased 2.7% compared to 2008 as a 6.7 % decrease in transaction count was partially offset by a 4.2% increase in average dollar per transaction. Retail sales at our TPF outlet stores totaled $5.1 million and were $2.8 million or 35.4% lower than in 2008, reflecting 30% fewer outlet stores in operation during the first quarter of 2009.
Gross Profit
     The following table sets forth the Company’s gross profit on net sales for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009		2008
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue
Net Wholesale	$36,905	34.5%	$35,973	32.4%
Net Retail	66,724	33.0%	74,375	34.7%

Total Gross Profit	$103,629	33.5%	$110,348	33.9%

     The gross profit margin on net sales at wholesale for the first quarter of 2009 was 34.5% or 210 basis points higher than in the first quarter of 2008. The increase in gross profit margin principally reflects a change in product mix between 2009 and 2008, including increased direct import and contract manufacturing sales, which generally have a lower distribution cost, and lower full case sales, which generally have lower product margins.
     Retail gross profit margin for the first quarter of 2009 was 33.0%, or 170 basis points lower than in 2008, primarily due to an increased emphasis on promotional pricing.
Operating expenses
     Selling expenses of $10.2 million for the quarter-ended March 31, 2009 were $0.6 million lower than for the first quarter of 2008, principally due to lower sales, a reduction in the sales force and the effects of changes foreign currency exchange rates. As a percent of total revenues, selling expenses were 3.3% for the quarter ended March 31, 2009 and were comparable to the first quarter of 2008.
     Retail operating expenses for the quarter ended March 31, 2009 totaled $51.5 million or $6.4 million lower than in the first quarter of 2008, reflecting the reduction in store counts, as well as lower advertising expense and store payroll. As a percent of retail sales, retail operating expenses were 25.5% for the first quarter of 2009, as compared to 27.0% for the first quarter of 2008. Franchise expenses of $2.9 million increased to 78.2% of franchise related revenue in the first quarter of 2009 compared to 68.0% in 2008, as franchise related revenue decreased as a result of the elimination of all royalties from PCFG’s former franchise stores and a reduction in the overall number of franchisees.
     General and administrative expenses of $27.4 million for the quarter ended March 31, 2009 were $4.1 million lower than in the first quarter of 2008, principally the results of a management directed cost reduction program, which includes a reduction in work force, travel and other expenses, as well as the impact of changes in foreign currency exchange rates.
     Art and development costs of $3.1 million for the quarters ended March 31, 2009 and 2008, were comparable in both amount and as a percent of total revenue.
Interest expense, net
     Interest expense of $10.7 million for the three months ended March 31, 2009 was $3.6 million lower than for the first quarter of 2008, principally the results of lower LIBOR rates.

Other (income) expense, net
     Other (income) expense for the first quarter of 2009 and 2008 principally consists of our share of (income) loss from an unconsolidated joint venture. The (income) loss represents our share of the operations of a balloon distribution joint venture in Mexico.
Income tax benefit
     Income taxes expense (benefit) for the quarters ended March 31, 2009 and 2008 were based upon the estimated consolidated effective income tax rates of 36.9% and 37.9% for the years ending December 31, 2009 and 2008, respectively. The decrease in the 2009 effective income tax rate is primarily attributable to a lower average state income tax rate. In addition, the income tax expense for the first quarter of 2009 reflects the expiration of state statutes of limitations resolving previously unrecognized tax benefits and the favorable settlement of the audits of our 2005 and 2006 federal tax returns during the quarter.
Liquidity and Capital Resources
     Net cash used in operating activities was $34.0 million in the first quarter 2009 compared to $28.3 million in the first quarter 2008.
     Net income, after adjusting for non-cash charges, provided cash of $13.1 million in 2009 versus $7.8 million in 2008. Changes in working capital resulted in use of cash of $47.1 million in 2009 versus $36.1 million in 2008, principally as the result of the pay down of Halloween and other fourth quarter seasonal trade accounts payables following year-end and, in 2008, the building of inventories for later quarters.
     Investing activities relate to property additions for new stores, store improvements and renovations, and investments in our distribution facilities and computer systems, resulted in cash outlays for capital additions of $6.0 million in the first quarter 2009 compared to $11.4 million in 2008.
     Cash flows provided by financing activities were $38.0 million in 2009 versus. $37.2 million in 2008. Revolver borrowings to fund our operating and investing activities noted above were the main sources in both years.
     Required repayments under our term debt for the remainder of the year will be $2.8 million. At March 31, 2009, we had $58.2 million of availability remaining on our primary revolving credit agreement. At March 31, 2009, as a result of a technical default under its stand-alone credit facility, PCFG had no borrowings or availability under its $20 million revolving credit agreement.
     We expect that cash generated from operating activities and availability under our primary credit facility will be our principal sources of liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next twelve months.
Legal Proceedings
     The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.
Seasonality
Wholesale Operations
     Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines and customer base and increased promotional activities, the impact of seasonality on our quarterly results of wholesale operations has been limited. Promotional activities, including special dating terms, particularly with respect to Halloween and Christmas products sold in the third quarter, and the introduction of our new everyday products and designs during the fourth quarter result in higher accounts receivables and inventory balances.
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
Cautionary Note Regarding Forward-Looking Statements
     This quarterly report on Form 10-Q may contain “forward-looking statements.” Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project” or “continue” or the negative thereof and similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this quarterly report and in any public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: our inability to satisfy our debt obligations, the reduction of volume of purchases by one or more of our large customers, our inability to collect receivables from our customers, the termination of our licenses, our inability to identify and capitalize on changing design trends and customer preferences, changes in the competitive environment, increases in the costs of raw materials and the possible risks and uncertainties that have been noted in reports filed by us with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we have utilized interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended March 31, 2009 and 2008, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and the loss before income taxes and minority interest for the quarters ended March 31, 2009 and 2008 would have increased by $1.9 million and $2.5 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit and an increase in operating losses of $1.2 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
Item 4. Controls and Procedures
     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2009 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

AMSCAN HOLDINGS, INC.
	By:	/s/ Michael A. Correale
Michael A. Correale
Date: May 15, 2009		Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)