Form 10-Q
period 2009-06-30
AMSCAN HOLDINGS INC
filed 2009-08-14
CIK 1024729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
(914) 345-2020
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 14, 2009, 1,000.00 shares of Registrant’s common stock were outstanding.

AMSCAN HOLDINGS, INC.
FORM 10-Q
June 30, 2009
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

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$18,915	$13,058
Accounts receivable, net of allowances	81,641	89,443
Inventories, net of allowances	340,880	366,965
Prepaid expenses and other current assets	51,120	47,812

Total current assets	493,556	517,278
Property, plant and equipment, net	180,644	187,026
Goodwill	545,544	543,731
Trade names	157,283	157,283
Other intangible assets, net	57,848	61,626
Other assets, net	40,403	41,033

Total assets	$1,475,278	$1,507,977

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$129,875	$136,878
Accounts payable	83,185	126,638
Accrued expenses	86,598	87,985
Income taxes payable	28,826	28,605
Redeemable warrants	15,444	15,444
Current portion of long-term obligations	38,372	34,002

Total current liabilities	382,300	429,552
Long-term obligations, excluding current portion	542,228	550,755
Deferred income tax liabilities	91,814	87,824
Deferred rent and other long-term liabilities	10,034	9,558

Total liabilities	1,026,376	1,077,689

Redeemable common securities (including 592.11 and 585.15 common shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively)	18,368	18,171

Commitments and contingencies

Stockholders’ equity:
Common Stock ($0.01 par value; 40,000.00 shares authorized; 30,226.50 shares issued and outstanding at June 30, 2009 and December 31, 2008)	—	—
Additional paid-in capital	335,395	335,076
Retained earnings	100,359	87,004
Accumulated other comprehensive income	(7,264)	(11,852)

Amscan Holdings, Inc. stockholders’ equity	428,490	410,228
Noncontrolling interests	2,044	1,889

Total stockholders’ equity	430,534	412,117

Total liabilities, redeemable common securities and stockholders’ equity	$1,475,278	$1,507,977

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,
	2009	2008
Revenues:
Net sales	$337,536	$365,174
Royalties and franchise fees	4,536	6,350

Total revenues	342,072	371,524

Expenses:
Cost of sales	209,111	225,760
Selling expenses	9,959	10,719
Retail operating expenses	58,164	62,565
Franchise expenses	2,876	3,392
General and administrative expenses	30,989	29,987
Art and development costs	3,155	3,590

Total expenses	314,254	336,013

Income from operations	27,818	35,511

Interest expense, net	10,492	12,029
Other income, net	(292)	(237)

Income before income taxes	17,618	23,719

Income tax expense	6,607	8,990

Net income	11,011	14,729
Less: net income attributable to noncontrolling interest	59	60

Net income attributable to Amscan Holdings, Inc.	$10,952	$14,669

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2009	2008
Revenues:
Net sales	$646,582	$690,206
Royalties and franchise fees	8,230	11,692

Total revenues	654,812	701,898

Expenses:
Cost of sales	414,528	440,444
Selling expenses	20,130	21,468
Retail operating expenses	109,665	120,491
Franchise expenses	5,765	7,023
General and administrative expenses	58,424	61,490
Art and development costs	6,281	6,692

Total expenses	614,793	657,608

Income from operations	40,019	44,290

Interest expense, net	21,157	26,336
Other income, net	(85)	(722)

Income before income taxes	18,947	18,676

Income tax expense	5,475	7,078

Net income	13,472	11,598
Less: net income (loss) attributable to noncontrolling interest	117	(535)

Net income attributable to Amscan Holdings, Inc.	$13,355	$12,133

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2009
(Unaudited)
(Amounts in thousands, except share amounts)

					Accumulated	Amscan
			Additional		Other	Holdings, Inc.
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders’	Noncontrolling
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity	Interests	Total

Balance at December 31, 2008	30,226.50	$—	$335,076	$87,004	$(11,852)	$410,228	$1,889	$412,117
Net income				13,355		13,355	117	13,472
Net change in cumulative translation adjustment					4,565	4,565	38	4,603
Change in fair value of interest rate swap contracts, net of income tax expense					1,226	1,226		1,226
Change in fair value of foreign exchange contracts, net of income tax benefit					(1,203)	(1,203)		(1,203)

Comprehensive income						17,943	155	18,098
Issuance of redeemable common stock upon exercise of stock options			(119)			(119)		(119)
Equity based compensation expense			438			438		438

Balance at June 30, 2009	30,226.50	$—	$335,395	$100,359	$(7,264)	$428,490	$2,044	$430,534

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Ended June 30,
	2009	2008
Cash flows provided by operating activities:
Net income	$13,355	$12,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	21,665	21,890
Amortization of deferred financing costs	1,070	977
Provision for doubtful accounts	2,874	875
Deferred income tax expense (benefit)	1,760	(2,512)
Deferred rent	899	876
Undistributed income in unconsolidated joint venture	(182)	(605)
Loss on disposal of equipment	440	65
Equity based compensation	438	1,195
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	5,523	(1,421)
Decrease (increase) in inventories	26,085	(20,272)
(Increase) decrease in prepaid expenses and other current assets	(6,516)	10,519
Decrease in accounts payable, accrued expenses and income taxes payable	(36,484)	(23,614)

Net cash provided by operating activities	30,927	106

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(726)	—
Capital expenditures	(12,281)	(24,488)
Proceeds from disposal of property and equipment	54	50

Net cash used in investing activities	(12,953)	(24,438)

Cash flows (used in) provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(14,850)	(4,695)
Proceeds from loans, notes payable and long-term obligations, net of debt issuance costs	—	18,652
Sale of additional interest to minority shareholder	—	2,500
Capital contributions and proceeds from issuance of common stock and exercise of options, net of retirements	79	—

Net cash (used in) provided by financing activities	(14,771)	16,457
Effect of exchange rate changes on cash and cash equivalents	2,654	167

Net increase (decrease) in cash and cash equivalents	5,857	(7,708)
Cash and cash equivalents at beginning of period	13,058	17,274

Cash and cash equivalents at end of period	$18,915	$9,566

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
     On December 30, 2008, the Company acquired the remaining Party City Holdings equity held by two former franchisees, in exchange for total consideration of $15,944 which included cash of $500 and warrants to purchase 544.75 shares of AAH Holding Company, Inc common stock at $0.01 per share. The Company has allocated the purchase price to the fair value of net assets acquired, which resulted in an additional $558 charge to goodwill. As the AAH stock underlying the warrants could be put back to the Company in certain instances per the terms of the Company and PCFG shareholders agreements, the warrants are recorded at fair value and are classified as current liabilities in the Company’s consolidated balance sheets at June 30, 2009 and December 31, 2008.
Note 3 — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008, and the audited balance sheet as of December 31, 2008, include the accounts of the Company and its majority-owned and controlled entities. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included in the unaudited condensed consolidated financial statements. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. Our business is subject to substantial seasonal variations, as our retail segment has realized a significant portion of its net sales, cash flow and net income in the fourth quarter of each year, principally due to its Halloween season sales in October and, to a lesser extent, other holiday season sales at the end of the calendar year. We expect that this general pattern will continue. Our results of operations may also be affected by industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.
     On January 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling (minority) interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The presentation and disclosure requirements of SFAS No. 160 were applied retrospectively and, as a result, we have reclassified noncontrolling interests in the December 2008 balance sheet and June 30, 2008 statement of operations, to comply with the presentation in 2009.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
Note 4 — Inventories
     Inventories consisted of the following:

		December 31,
	June 30, 2009	2008
Finished goods	$328,207	$353,713
Raw Materials	14,622	13,756
Work in Process	6,516	7,814

	349,345	375,283
Less: reserve for slow moving and obsolete inventory	(8,465)	(8,318)

	$340,880	$366,965

     Inventories are valued at the lower of cost or market. The Company determines the cost of inventory at its retail stores using either the weighted average or retail inventory method, which approximate the first-in, first-out method. All other inventory cost is determined using the first-in, first-out method.
Note 5 — Income Taxes
     The consolidated income tax expense for the three and six month periods ended June 30, 2009 and 2008 were determined based upon estimates of the Company’s consolidated effective income tax rates of 37.0% for the year ending December 31, 2009 and 37.9% for the year ended December 31, 2008, respectively. The differences between the estimated consolidated effective income tax rate and the U.S. federal statutory rate are primarily attributable to state income taxes and available domestic manufacturing deductions. In addition, the income tax expense for the six-month period ended June 30, 2009 reflects the expiration of state statutes of limitations resolving previously unrecognized tax benefits and the favorable settlement of the audits of the Company’s 2005 and 2006 federal tax returns during the first quarter.
Note 6 — Restructuring
     In connection with the FCPO Acquisition, $9,101 has been accrued related to plans to restructure FCPO’s merchandising assortment and administrative operations and involuntarily terminate a limited number of FCPO personnel. Charges taken against the reserve for the three and six month period ended June 30, 2009 were $833 and $2,169 respectively. Through June 30, 2009, the Company incurred $5,039 in restructuring costs and expects to incur the balance in 2009.
     Restructuring costs associated with the Party City Franchise Group Transaction of $1,000 were accrued related to plans to restructure PCFG’s merchandising assortment and administrative operations and involuntarily terminate a limited number of PCFG personnel. Charges taken against the reserve for the six-month period ended June 30, 2009 were $100. Through June 30, 2009, PCFG incurred $1,000 in restructuring costs.
Note 7 — Comprehensive Income
     Comprehensive income consisted of the following:

	Three Months ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$10,952	$14,669	$13,355	$12,133
Net change in cumulative translation adjustment	5,308	(14)	4,565	100
Change in fair value of interest rate swap contracts, net of income tax expense (benefit) of $653, $199, $720, and $(40)	1,111	339	1,226	(68)
Change in fair value of foreign exchange contracts, net of income tax (benefit) expense of $(579), $117, $(707), $64	(986)	199	(1,203)	109

Comprehensive income of Amscan, Inc.	$16,385	$15,193	$17,943	$12,274

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
Note 8 — Capital Stock
     At June 30, 2009 and December 31, 2008, the Company’s authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding and 40,000.00 shares of common stock, $0.01 par value, of which 30,226.50 were issued and outstanding.
     In addition, certain employee stockholders owned 592.11 and 585.15 shares of AAH common stock at June 30, 2009 and December 31, 2008, respectively. Under the terms of the AAH stockholders’ agreement dated April 30, 2004, as amended, the Company has an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders can require the Company to purchase all of their shares held by the former employee. The purchase price as prescribed in the stockholders’ agreement is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by the Company to certain employee stockholders based on the estimated fair market value of fully paid and vested common securities is classified as redeemable common securities on the consolidated balance sheet, with a corresponding adjustment to stockholders’ equity. As there is no active market for the Company’s common stock, the Company estimated the fair value of its common stock based on a valuation calculated using a multiple of earnings.
     At June 30, 2009 and December 31, 2008, the aggregate amount that may be payable by the Company to employee stockholders and option holders, based on the estimated market value, was $18,368 and $18,171 respectively.
Note 9 — Segment Information
Industry Segments
     The Company has two identifiable business segments. The Wholesale segment includes the design, manufacture, contract for manufacture and wholesale distribution of party goods, including paper and plastic tableware, metallic balloons, accessories, novelties, gifts and stationery. The Retail segment includes the operation of company-owned specialty retail party & social expressions stores in the United States and the sale of franchises on an individual store and franchise area basis throughout the United States and Puerto Rico.
     The Company’s industry segment data for the three months ended June 30, 2009 and 2008 is as follows:

	Wholesale	Retail	Consolidated
Three Months Ended June 30, 2009
Revenues:
Net sales	$147,871	$244,149	$392,020
Royalties and franchise fees	—	4,536	4,536

Total revenues	147,871	248,685	396,556
Eliminations	(54,484)	—	(54,484)

Net Revenues	$93,387	$248,685	$342,072

Income from operations	$9,744	$18,074	$27,818

Interest expense, net			10,492
Other income, net			(292)

Income before income taxes			$17,618

Long-lived assets	$541,902	$439,820	$981,722

	Wholesale	Retail	Consolidated
Three Months Ended June 30, 2008
Revenues:
Net sales	$154,407	$258,407	$412,814
Royalties and franchise fees	—	6,350	6,350

Total revenues	154,407	264,757	419,164
Eliminations	(47,640)	—	(47,640)

Net Revenues	$106,767	$264,757	371,524

Income from operations	$11,531	$23,980	$35,511

Interest expense, net			12,029
Other income, net			(237)

Income before income taxes			$23,719

Long-lived assets	$518,782	$476,639	$995,421

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
The Company’s industry segment data for the six months ended June 30, 2009 and 2008 is as follows:

	Wholesale	Retail	Consolidated
Six Months Ended June 30, 2009
Revenues:
Net sales	$305,199	$446,154	$751,353
Royalties and franchise fees	—	8,230	8,230

Total revenues	305,199	454,384	759,583
Eliminations	(104,771)	—	(104,771)

Net Revenues	$200,428	$454,384	$654,812

Income from operations	$26,291	$13,728	$40,019

Interest expense, net			21,157
Other income, net			(85)

Income before income taxes			$18,947

Long-lived assets	$541,902	$439,820	$981,722

	Wholesale	Retail	Consolidated
Six Months Ended June 30, 2008
Revenues:
Net sales	$318,726	$472,564	$791,290
Royalties and franchise fees	—	11,692	11,692

Total revenues	318,726	484,256	802,982
Eliminations	(101,084)	—	(101,084)

Net Revenues	$217,642	$484,256	$701,898

Income from operations	$26,184	$18,106	$44,290

Interest expense, net			26,336
Other income, net			(722)

Income before income taxes			$18,676

Long-lived assets	$518,782	$476,639	$995,421

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
Note 11 — Stock Option Plan
     The Company recorded stock-based compensation of $219 and $597 during the three months ended June 30, 2009 and 2008 and $438 and $1,195 during the six months ended June 30, 2009 and 2008, respectively, in general and administrative expenses.
     There were 6.96 options exercised during the three and six month periods ended June 30, 2009. There are options to purchase 2,940.27 shares of common stock outstanding at June 30, 2009.

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
     Pursuant to the PCFG Credit Agreement, PCFG borrowed $30,000 in term loans (“PCFG Term Loan”) and obtained a committed revolving credit facility in an aggregate principal amount of up to $20,000 for working capital and general corporate purposes and the issuance of letters of credit (of up to $5,000 at any time outstanding) (“PCFG Revolver”). At June 30, 2009 the balance of the term loan was $26,500. There were no borrowings under the PCFG Revolver and no outstanding letters of credit at June 30, 2009.
     At June 30, 2009 and December 31, 2008, PCFG was not in compliance with the financial covenants contained in the PCFG Credit Agreement. As a result, the PCFG lender group has the right to accelerate our obligation under the PCFG Term Loan, upon the vote of lenders holding a majority of outstanding commitments and borrowings thereunder, and is entitled to an additional 2% interest until such time as the default under the PCFG Credit Agreement is cured or waived. We have been engaged in active discussions with the PCFG lender group to address the issues under the term loan, including the need for: (1) a waiver of the existing defaults under the term loan and (2) an amendment of the financial covenants and certain other provisions contained in the term loan. Based upon the lenders’ rights to accelerate the obligation, we have classified the balance due under the PCFG Term Loan as a current liability (i.e., current portion of long—term debt) in our consolidated balance sheet as of June 30, 2009 and December 31, 2008.
     Under the terms of our other indebtedness, PCFG is an unrestricted subsidiary and the acceleration of our obligation under the PCFG Term Loan would not constitute an event of default under our other debt instruments.
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
     At June 30, 2009 and December 31, 2008, the Company had interest rate swap agreements with notional amounts of $163,441 and $175,505 respectively, and a net liability fair value of $6,457 at June 30, 2009 and $8,403 at December 31, 2008. The swap agreements had unrealized net losses of $4,068 and $5,294 at June 30, 2009 and December 31, 2008, respectively, which were included in accumulated other comprehensive income. No components of these agreements are excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness.

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
     At June 30, 2009 and December 31, 2008 the Company had foreign currency exchange contracts with a notional amount of $7,680 and $18,560, respectively and fair value of $785 and $2,695, respectively. The foreign currency exchange contracts are reflected in the consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counter-parties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. The fair value adjustment at June 30, 2009 and December 31, 2008 resulted in an unrealized net gain of $495 and $1,698, respectively, which are included in accumulated other comprehensive income (loss). As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all gains and losses in accumulated other comprehensive income related to these foreign exchange contracts will be reclassified into earnings by December 2009.
     The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded on its consolidated balance sheets as of June 30, 2009 and December 31, 2008.

			Derivative Assets				Derivative Liabilities
			Balance		Balance		Balance		Balance
	Notional Amounts		Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	June 30,	December 31,	Line	Value	Line	Value	Line	Value	Line	Value
Derivative Instrument	2009	2008	June 30, 2009		December 31, 2008		June 30, 2009		December 31, 2008

Interest Rate Hedge	$163,441	$118,505		$—		$—	(b) AE	$(6,457)	(b) AE	$(8,483)

Foreign Exchange Contracts	$7,680	$18,560	(a) PP	$852	(a) PP	$3,365	(a) PP	$(67)	(a) PP	$(670)

Total Hedges	$171,121	$137,065		$852		$3,365		$(6,524)		$(9,153)

(a)	PP = Prepaid expenses and other current assets

(b)	AE = Accrued expenses
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
     The following table shows assets and liabilities as of June 30, 2009 that are measured at fair value on a recurring basis:

		Significant
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets or	Inputs	Inputs	Total as of
	Liabilities (Level 1)	(Level 2)	(Level 3)	June 30, 2009

Derivative assets	—	$785	—	$785
Derivative liabilities	—	(6,457)	—	(6,457)
     The following table shows assets and liabilities as of December 31, 2008 that are measured at fair value on a recurring basis:

		Significant
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable	Total as of
	Identical Assets or	Inputs	Inputs	December 31,
	Liabilities (Level 1)	(Level 2)	(Level 3)	2008

Derivative assets	—	$2,695	—	$2,695
Derivative liabilities	—	(8,403)	—	(8,403)
     In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges.
     The carrying amounts for cash and cash equivalents, accounts receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value at June 30, 2009 and December 31, 2008 because of the short-term maturity of those instruments or their variable rates of interest.
     The carrying amount and fair value (based on market prices) of the Company’s Term Loan and $175,000 Senior Subordinated Notes are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term Loan	$366,562	$317,076	$368,437	$247,000
$175,000 Senior Subordinated Notes	175,000	126,000	175,000	107,000
     The carrying amounts for other long-term debt approximate fair value at June 30, 2009 and December 31, 2008, based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
Note 14 — Recently Issued Accounting Standards
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
     We have elected to early adopt these FSPs effective June 30, 2009. The adoption of these FSPs did not have a material effect on our financial condition or results of operations.
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

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
     In accordance with FAS No. 165, “Subsequent Events,” the Company evaluates events and/or transactions that occur after the balance sheet date, but before the issuance of financial statements, for potential recognition or disclosure in its consolidated financial statements. The Company has evaluated activity through August 14, 2009, the date that the Company’s interim consolidated financial statements were issued, and concluded that there were no subsequent events requiring recognition or disclosure.
Note 15 — Condensed Consolidating Financial Information
     Borrowings under the Company’s Term Loan Credit Agreement, ABL Credit Agreement and 8.75% $175,000 senior subordinated notes are guaranteed jointly and severally, fully and unconditionally, by the following wholly-owned domestic subsidiaries of the Company (the “Guarantors”):
•	Amscan Inc.

•	Am-Source, LLC

•	Anagram Eden Prairie Property Holdings LLC

•	Anagram International, Inc.

•	Anagram International Holdings, Inc.

•	Anagram International, LLC

•	Factory Card & Party Outlet Corporation

•	Gags & Games, Inc.

•	JCS Packaging Inc. (formerly JCS Realty Corp.)

•	M&D Industries, Inc.

•	Party City Corporation

•	PA Acquisition Corporation

•	SSY Realty Corp.

Non-guarantor subsidiaries (“Non-guarantors”) include the following:

•	Amscan (Asia-Pacific) Pty. Ltd.

•	Amscan de Mexico, S.A. de C.V.

•	Amscan Distributors (Canada) Ltd.

•	Anagram Espana, S.A.

•	Anagram France S.C.S.

•	Amscan Holdings Limited

•	Anagram International (Japan) Co., Ltd.

•	Amscan Partyartikel GmbH

•	JCS Hong Kong Ltd.

•	Party City Franchise Group Holdings, LLC
     The following information presents condensed consolidating balance sheets at June 30, 2009 and December 31, 2008, and the condensed consolidating statements of operations for the three and six month periods ended June 30, 2009 and 2008, and the related condensed consolidating statements of cash flows for the six-months ended June 30, 2009 and 2008, for the combined Guarantors and the combined Non-guarantors, together with the elimination entries necessary to consolidate the entities comprising the combined companies.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands except share amounts)
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2009

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$7,670	$11,245	$—	$18,915
Accounts receivable, net of allowances	62,441	19,200	—	81,641
Inventories, net of allowances	304,114	37,589	(823)	340,880
Prepaid expenses and other current assets	42,043	11,433	(1,356)	52,120

Total current assets	416,268	79,467	(2,179)	493,556
Property, plant and equipment, net	169,700	10,944	—	180,644
Goodwill	510,634	34,910	—	545,544
Trade names	157,283	—	—	157,283
Other intangible assets, net	32,612	25,236	—	57,848
Other assets, net	159,533	7,646	(126,776)	40,403

Total assets	$1,446,030	$158,203	$(128,955)	$1,475,278

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	129,875	—	—	129,875
Accounts payable	76,938	6,247	—	83,185
Accrued expenses	76,960	9,638	—	86,598
Income taxes payable	30,228	—	(1,402)	28,826
Redeemable warrants	15,444	—	—	15,444
Current portion of long-term obligations	11,867	26,505	—	38,372

Total current liabilities	343,312	42,390	(1,402)	382,300
Long-term obligations, excluding current portion	542,228	—	—	542,228
Deferred income tax liabilities	91,223	591	—	91,814
Other	16,956	73,707	(80,629)	10,034

Total liabilities	991,719	116,688	(82,031)	1,026,376

Redeemable common securities	18,368	—	—	18,368

Commitments and contingencies

Stockholders’ equity:
Common Stock	—	339	(339)	—
Additional paid-in capital	335,303	46,167	(46,075)	335,395
Retained earnings	107,904	(6,997)	(548)	100,359
Accumulated other comprehensive income (loss)	(7,264)	(38)	38	(7,264)

Amscan Holdings Inc. stockholders’ equity	435,943	39,471	(46,924)	428,490
Noncontrolling interests	—	2,044	—	2,044

Total stockholders’ equity	435,943	41,515	(46,924)	430,534

Total liabilities, redeemable common securities and stockholders’ equity	$1,446,030	$158,203	$(128,955)	$1,475,278

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands except share amounts)
CONSOLIDATING BALANCE SHEET
December 31, 2008

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$8,544	$4,514	$—	$13,058
Accounts receivable, net of allowances	73,932	15,511	—	89,443
Inventories, net of allowances	331,059	36,605	(699)	366,965
Prepaid expenses and other current assets	42,033	5,779	—	47,812

Total current assets	455,568	62,409	(699)	517,278
Property, plant and equipment, net	175,532	11,494	—	187,026
Goodwill	497,197	46,534	—	543,731
Trade names	157,283	—	—	157,283
Other intangible assets, net	35,496	26,130	—	61,626
Other assets, net	123,315	12,207	(94,489)	41,033

Total assets	$1,444,391	$158,774	$(95,188)	$1,507,977

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$136,878	$—	$—	$136,878
Accounts payable	98,636	28,002	—	126,638
Accrued expenses	77,470	10,515	—	87,985
Income taxes payable	27,802	860	(57)	28,605
Redeemable warrants	15,444	—	—	15,444
Current portion of long-term obligations	6,488	27,514	—	34,002

Total current liabilities	362,718	66,891	(57)	429,552
Long-term obligations, excluding current portion	550,755	—	—	550,755
Deferred income tax liabilities	76,360	11,464	—	87,824
Other	21,988	36,107	(48,537)	9,558

Total liabilities	1,011,821	114,462	(48,594)	1,077,689

Redeemable common securities	18,171	—	—	18,171

Commitments and contingencies

Equity:
Common Stock	—	339	(339)	—
Additional paid-in capital	334,983	45,629	(45,536)	335,076
Retained earnings	91,268	(3,776)	(488)	87,004
Accumulated other comprehensive (loss) income	(11,852)	231	(231)	(11,852)

Amscan Holdings, Inc. stockholders’ equity	414,399	42,423	(46,594)	410,228
Noncontrolling interest	—	1,889	—	1,889

Total stockholders’ equity	414,399	44,312	(46,594)	412,117

Total liabilities, redeemable common securities and stockholders’ equity	$1,444,391	$158,774	$(95,188)	$1,507,977

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands except share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2009

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$302,586	$41,119	$(6,169)	$337,536
Royalties and franchise fees	4,536	—	—	4,536

Total revenues	307,122	41,119	(6,169)	342,072

Expenses:
Cost of sales	187,337	27,576	(5,802)	209,111
Selling expenses	7,946	2,013	—	9,959
Retail operating expenses	50,165	7,999	—	58,164
Franchise expenses	2,876	—	—	2,876
General and administrative expenses	26,459	4,860	(330)	30,989
Art and development costs	3,155	—	—	3,155

Total expenses	277,938	42,448	(6,132)	314,254

Income (loss) from operations	29,184	(1,329)	(37)	27,818

Interest expense, net	9,896	596	—	10,492
Other income, net	(988)	(25)	721	(292)

Income (loss) before income taxes	20,276	(1,900)	(758)	17,618

Income tax expense (benefit)	7,358	(615)	(136)	6,607

Net income (loss)	12,918	(1,285)	(622)	11,011
Less net income attributable to noncontrolling interests	—	59	—	59

Net income (loss) attributable to Amscan Holdings, Inc.	$12,918	$(1,344)	$(622)	$10,952

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands except share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2009

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Net sales	$577,850	$80,790	$(12,058)	$646,582
Royalties and franchise fees	8,230	—	—	8,230

Total revenues	586,080	80,790	(12,058)	654,812

Expenses:
Cost of sales	372,195	54,267	(11,934)	414,528
Selling expenses	16,163	3,967	—	20,130
Retail operating expenses	93,764	15,901	—	109,665
Franchise expenses	5,765	—	—	5,765
General and administrative expenses	50,760	8,324	(660)	58,424
Art and development costs	6,281	—	—	6,281

Total expenses	544,928	82,459	(12,594)	614,793

Income (loss) from operations	41,152	(1,669)	536	40,019

Interest expense, net	20,047	1,110	—	21,157
Other income, net	(2,170)	(11)	2,096	(85)

Income (loss) before income taxes	23,275	(2,768)	(1,560)	18,947

Income tax expense (benefit)	6,695	(1,174)	(46)	5,475

Net income (loss)	16,580	(1,594)	(1,514)	13,472
Less net income attributable to noncontrolling interests	—	117	—	117

Net income (loss) attributable to Amscan Holdings, Inc.	$16,580	$(1,711)	$(1,514)	$13,355

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2008

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Net sales	$322,892	$48,883	$(6,601)	$365,174
Royalties and franchise fees	6,350	—	—	6,350

Total revenues	329,242	48,883	(6,601)	371,524

Expenses:
Cost of sales	202,048	30,266	(6,554)	225,760
Selling expenses	8,086	2,633	—	10,719
Retail operating expenses	52,437	10,128	—	62,565
Franchise expenses	3,392	—	—	3,392
General and administrative expenses	26,406	3,911	(330)	29,987
Art and development costs	3,590	—	—	3,590

Total expenses	295,959	46,939	(6,884)	336,013

Income from operations	33,283	1,944	283	35,511

Interest expense, net	11,555	474	—	12,029
Other income, net	(2,086)	(90)	1,940	(237)

Income before income taxes	23,815	1,561	(1,657)	23,719

Income tax expense	8,479	529	(18)	8,990

Net income	15,336	1,032	(1,639)	14,729
Less net income attributable to noncontrolling interests	—	60	—	60

Net income attributable to Amscan Holdings, Inc.	$15,336	$972	$(1,639)	$14,669

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands except share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2008

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Net sales	$609,652	$92,756	$(12,202)	$690,206
Royalties and franchise fees	11,692	—	—	11,692

Total revenues	621,344	92,756	(12,202)	701,898

Expenses:
Cost of sales	394,896	57,359	(11,811)	440,444
Selling expenses	16,274	5,194	—	21,468
Retail operating expenses	100,341	20,150	—	120,491
Franchise expenses	7,023	—	—	7,023
General and administrative expenses	53,711	8,439	(660)	61,490
Art and development costs	6,692	—	—	6,692

Total expenses	578,937	91,142	(12,471)	657,608

Income from operations	42,407	1,614	269	44,290

Interest expense, net	24,909	1,427	—	26,336

Other income, net	(3,723)	(68)	3,069	(722)

Income before income taxes	21,221	255	(2,800)	18,676

Income tax expense	6,363	860	(145)	7,078

Net income (loss)	14,858	(605)	(2,655)	11,598
Less net loss attributable to noncontrolling interests	—	(535)	—	(535)

Net income (loss) attributable to Amscan Holdings, Inc.	$14,858	$(70)	$(2,655)	$12,133

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands except share amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2009

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows provided by operating activities:
Net income (loss)	$16,580	$(1,711)	$(1,514)	$13,355
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	19,222	2,443	—	21,665
Amortization of deferred financing costs	945	125	—	1,070
Provision for doubtful accounts	1,662	1,212	—	2,874
Deferred income tax expense	1,760	—	—	1,760
Deferred rent	259	640	—	899
Undistributed gain in unconsolidated joint venture	(182)	—	—	(182)
Loss on disposal of equipment	360	80	—	440
Equity based compensation	438	—	—	438
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	8,001	(2,478)	—	5,523
Decrease (increase) in inventories	26,944	(983)	124	26,085
Increase in prepaid expenses and other current assets	(796)	(5,720)	—	(6,516)

(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(50,376)	12,502	1,390	(36,484)

Net cash provided by operating activities	24,817	6,110	—	30,927

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(726)	—	—	(726)
Capital expenditures	(11,414)	(867)	—	(12,281)
Proceeds from disposal of property and equipment	54	—	—	54

Net cash used in investing activities	(12,086)	(867)	—	(12,953)

Cash flows used in financing activities:
Repayments of loans, notes payable and long-term obligations	(3,207)	(1,000)	—	(4,207)
Proceeds from loans, notes payable and long-term obligations	(10,643)	—	—	(10,643)
Capital contributions and proceeds from issuance of common stock and exercise of options, net of retirements	79	—	—	79

Net cash used in financing activities	(13,771)	(1,000)	—	(14,771)
Effect of exchange rate changes on cash and cash equivalents	166	2,488	—	2,654

Net (decrease) increase in cash and cash equivalents	(874)	6,731	—	5,857
Cash and cash equivalents at beginning of period	8,544	4,514	—	13,058

Cash and cash equivalents at end of period	$7,670	$11,245	$—	$18,915

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands except share amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six months Ended June 30, 2008

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows provided by (used in) operating activities:
Net income (loss)	$14,858	$(70)	$(2,655)	$12,133
Adjustments to reconcile net income (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	19,329	2,561	—	21,890
Amortization of deferred financing costs	977	—	—	977
Provision for doubtful accounts	744	131	—	875
Deferred income tax benefit	(2,512)	—	—	(2,512)
Deferred rent	876	—	—	876
Undistributed gain in unconsolidated joint venture	(605)	—	—	(605)
Loss (gain) on disposal of equipment	86	(21)	—	65
Equity based compensation	1,195	—	—	1,195
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	8,469	(9,890)	—	(1,421)
Increase in inventories	(19,796)	(867)	391	(20,272)
Decrease in prepaid expenses and other current assets	7,112	3,407	—	10,519
Decrease in accounts payable, accrued expenses and income taxes payable	(25,165)	(713)	2,264	(23,614)

Net cash provided by (used in) operating activities	5,568	(5,462)	—	106

Cash flows used in investing activities:
Capital expenditures	(20,654)	(3,834)	—	(24,488)
Proceeds from disposal of property and equipment	—	50	—	50

Net cash used in investing activities	(20,654)	(3,784)	—	(24,438)

Cash flows provided by financing activities:
Repayments of loans, notes payable and long-term obligations	(3,633)	(1,062)	—	(4,695)
Proceeds from loans, notes payable and long-term obligations	12,327	6,325	—	18,652
Sale of additional interest to minority shareholder	2,500	—	—	2,500

Net cash provided by financing activities	11,194	5,263	—	16,457
Effect of exchange rate changes on cash and cash equivalents	(20)	187	—	167

Net decrease in cash and cash equivalents	(3,912)	(3,797)	—	(7,708)
Cash and cash equivalents at beginning of period	8,391	8,883	—	17,274

Cash and cash equivalents at end of period	$4,479	$5,087	$—	$9,566

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008
     The following tables set forth the Company’s operating results as a percentage of total revenues, for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009	2008
Revenues:
Net sales	98.7%	98.3%
Royalties and franchise fees	1.3	1.7

Total revenues	100.0	100.0

Expenses:
Cost of sales	61.1	60.8
Selling expenses	2.9	2.9
Retail operating expenses	17.0	16.8
Franchise expenses	0.9	0.9
General and administrative expenses	9.1	8.0
Art and development costs	0.9	1.0

Total expenses	91.9	90.4

Income from operations	8.1	9.6

Interest expense, net	3.1	3.2
Other income, net	(0.1)	0.0

Income before income taxes	5.1	6.4

Income tax expense	1.9	2.5

Net income	3.2	3.9
Less net income attributable to noncontrolling interests	0.0	0.0

Net income attributable to Amscan Holdings, Inc.	3.2%	3.9%

     The following table sets forth the Company’s revenues, as a percentage of total revenues, for the three-month periods ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009		2008
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue
Revenues
Sales
Wholesale	$147,871	43.2%	$154,407	41.5%
Eliminations	(54,484)	(15.9)	(47,640)	(12.8)

Net wholesale	93,387	27.3	106,767	28.7
Retail	244,149	71.4	258,407	69.6

Total net sales	337,536	98.7	365,174	98.3
Franchise related	4,536	1.3	6,350	1.7

Total revenues	$342,072	100.0%	$371,524	100.0%

Wholesale
     Net sales, at wholesale, of $93.4 million were $13.4 million or 12.5% lower than sales for the second quarter of 2008, principally as a result of the downturn in the U.S. economy. Net sales to our franchised party superstores and other independent party stores of $38.8 million were $2.7 million or 6.4% lower than in the second quarter of 2008 and net sales to non-affiliated retail channels of $15.3 million were $3.5 million or 18.4% lower than in the second quarter of 2008. Metallic balloon sales totaled $20.2 million and were $4.1 million or 16.9% lower than in 2008 as wholesale distributors and retailers continued to lower stock inventory levels during the quarter. International sales totaled $19.1 million and were $3.2 million or 14.3% lower than in the second quarter of 2008. Fluctuations in foreign currency account for a $4.2 million decrease in international sales and more than offset sales increases in local currency.

     Intercompany sales to our retail affiliates of $54.5 million were $6.9 million or 14.4% higher than in the second quarter of 2008. The increase in intercompany sales principally reflects a shift in the timing of inventory shipments to our retail stores from the first quarter of 2008 to the second quarter of 2009. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.
Retail
     Net retail sales for company-owned stores for the second quarter of 2009 of $244.1 million were $14.3 million or 5.5% lower than net retail sales for the comparable quarter of 2008, reflecting the downturn in the US economy and the operation of fewer Factory Card &Party Outlet (“FCPO”) and The Paper Factory (“TPF”) outlet stores during the second quarter of 2009. Net retail sales at our Party City Big Box stores (i.e., stores generally greater than 8,000 square feet) totaled $181.8 million and were $3.0 million or 1.6% lower than in 2008. Same store sales during the second quarter of 2009 decreased 2.4% compared to 2008 as a result of a 2.1% decrease in transaction count and a 0.3% decrease in average dollar per transaction. Retail sales at our FCPO stores of $56.0 million were $8.0 million or 12.5% lower than in the second quarter of 2008, principally due to an 8.6% reduction in store count. Same store sales during the second quarter of 2009 decreased 4.2% compared to 2008 as a result of a 3.2% decrease in transaction count and a 1.0% decrease in average dollar per transaction. Retail sales at our TPF outlet stores totaled $6.3 million and were $3.1 million or 33.0% lower than in 2008, reflecting 33% fewer outlet stores in operation during the second quarter of 2009.
Gross Profit
     The following table sets forth the Company’s gross profit on net sales for the three month periods ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009		2008
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue
Wholesale	$32,085	34.4%	$33,432	31.3%
Retail	96,340	39.5%	105,982	41.0%

Total	$128,425	38.0%	$139,414	38.2%

     The gross profit margin on net sales at wholesale for the second quarter of 2009 was 34.4% or 310 basis points higher than in the second quarter of 2008. The increase in gross profit margin principally reflects reductions in distribution costs and changes in product mix between 2009 and 2008, including fewer full case sales, which generally have lower product margins.
     Retail gross profit margin for the second quarter of 2009 was 39.5% or 150 basis points lower than in 2008, primarily due to an increased emphasis on promotional pricing.
Operating expenses
     Selling expenses of $10.0 million for the quarter ended June 30, 2009 were $0.8 million lower than for the second quarter of 2008, principally due to lower sales, a reduction in the sales force and the impact of changes in foreign currency exchange rates. As a percent of total revenues, selling expenses were 2.9% for the quarter ended June 30, 2009 and were comparable to the second quarter of 2008.
     Retail operating expenses for the quarter ended June 30, 2009 totaled $58.2 million or $4.4 million lower than in the second quarter of 2008, principally due to the reduction in store counts. As a percent of retail sales, retail operating expenses were 17.0% for the second quarter of 2009 and were comparable to the second quarter of 2008. Franchise expenses of $2.9 million increased to 63.4% of franchise related revenue in the second quarter of 2009 as compared to 53.4% in 2008. The increase in franchise expense as a percentage of related revenue reflects relatively stable franchise expense and lower revenue as a result of the elimination of all royalties from PCFG’s former franchise stores and a reduction in the overall number of franchisees.
     General and administrative expenses of $31.0 million for the quarter ended June 30, 2009 were $1.0 million higher than in the second quarter of 2008, as a higher provision for doubtful accounts and higher professional fees more than offset the impact of our ongoing management-directed cost reduction program and the impact of changes in foreign currency exchange rates.
     Art and development costs of $3.2 million for the quarter ended June 30, 2009 were $0.4 or 12.2% lower than in the second quarter of 2008. As a percent of total revenues art and development costs were 0.9% for the second quarter of 2009 and comparable to the second quarter of 2008.
Interest expense, net
     Interest expense of $10.5 million for the three months ended June 30, 2009 was $1.5 million lower than for the second quarter of 2008, principally the results of both lower LIBOR rates and lower average debt.

Other income, net
     Other income for the second quarter of 2009 and 2008 principally consists of our share of income from an unconsolidated joint venture. The income represents our share of the operations of a balloon distribution joint venture in Mexico.
Income tax expense
     Income tax expense for the quarters ended June 30, 2009 and 2008 were based upon the estimated consolidated effective income tax rates of 37.0% and 37.9% for the years ending December 31, 2009 and 2008, respectively. The decrease in the 2009 effective income tax rate is primarily attributable to a lower average state income tax rate.
SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008
     The following tables set forth the Company’s operating results as a percentage of total revenues, for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009	2008
Revenues:
Net sales	98.7%	98.3%
Royalties and franchise fees	1.3	1.7

Total revenues	100.0	100.0

Expenses:
Cost of sales	63.3	62.7
Selling expenses	3.1	3.0
Retail operating expenses	16.7	17.2
Franchise expenses	0.9	1.0
General and administrative expenses	8.9	8.8
Art and development costs	1.0	1.0

Total expenses	93.9	93.7

Income from operations	6.1	6.3

Interest expense, net	3.2	3.7
Other income, net	(0.0)	(0.1)

Income before income taxes	2.9	2.7
Income tax expense	0.8	1.0

Net income	2.1%	1.7%
Less net income attributable to noncontrolling interests	0.0	0.0

Net income attributable to Amscan Holdings, Inc.	2.1%	1.7%

     The following tables set forth the Company’s revenues, as a percentage of total revenues, for the six-months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009		2008
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue
Revenues
Sales
Wholesale	$305,199	46.6%	$318,726	45.4%

Eliminations	(104,771)	(16.0%)	(101,084)	(14.4%)

Net wholesale	200,428	30.6%	217,642	31.0%
Retail	446,154	68.1%	472,564	67.3%

Total net sales	646,582	98.7%	690,206	98.3%
Franchise related	8,230	1.3%	11,692	1.7%

Total revenues	$654,812	100.0%	$701,898	100.0%

Wholesale
     Net sales, at wholesale, of $200.4 million were $17.2 million or 7.9% lower than sales for the first six months of 2008, principally a result of the downturn in the U.S. economy. Net sales to our franchised party superstores and other independent party stores totaled $81.3 million and were $5.6 million or 6.5% lower than in the first six months of 2008. Net sales of metallic balloons totaled $40.1 million and were $8.0 million or 16.7% lower than in 2008 as wholesale distributors and retailers lowered stock inventory levels during the six months ended June 30, 2009. International sales totaled $36.2 million and were $6.5 million or 15.2% lower than in 2008. Fluctuations in foreign currency account for a $10.2 million decrease in international sales and more than offset sales increases in local currency. Net domestic sales to non-affiliated retail channels totaled $42.9 million and were $2.9 million or 7.3% higher than in 2008, principally the result of a seasonal direct import and contract manufacturing program for a supplier to the mass market and other channels.
     Intercompany sales to our retail affiliates of $104.8 million were $3.7 million or 3.6% lower than in the first six months of 2008. The decrease in intercompany sales is consistent with the decrease in sales of our retail segment, as well as our efforts to reduce our investment in inventories at both retail and wholesale. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.
Retail
     Net retail sales for company-owned stores for the first six months of 2009 of $446.2 million were $26.4 million or 5.6% lower than net retail sales for the first six months of 2008, reflecting the downturn in the US economy and the operation of fewer Factory Card &Party Outlet and The Paper Factory outlet stores in the first six months of 2009. Net retail sales at our Party City Big Box stores (i.e., stores generally greater than 8,000 square feet) totaled $334.2 million and were $6.9 million or 2.0% lower than in 2008. Same store sales during the first six months of 2009 decreased 2.4% compared to 2008 as a 3.3% decrease in transaction count was partially offset by a 0.9% increase in average dollar per transaction. Retail sales at our FCPO stores of $100.5 million decreased $13.4 million or 11.8%, reflecting an 8.6% reduction in store count. Same store sales during the first six months of 2009 decreased 3.5% compared to 2008 as a 4.8% decrease in transaction count was partially offset by a 1.3% increase in average dollar per transaction. Retail sales at our TPF outlet stores totaled $11.5 million and were $5.9 million or 34.1% lower than in 2008, reflecting the operation of 32% fewer outlet stores during the first six months of 2009.
Gross Profit
     The following table sets forth the Company’s gross profit on net sales for the six-month periods ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009		2008
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue
Wholesale	$68,990	34.4%	$69,406	31.9%
Retail	163,064	36.5%	180,356	38.2%

Total	$232,054	35.9%	$249,762	36.2%

     The gross profit margin on net sales at wholesale for the first six months of 2009 was 34.4% or 250 basis points higher than in the first six months of 2008. The increase in gross profit margin principally reflects reductions in distribution costs and changes in product mix between 2009 and 2008, including lower full case sales, which generally have lower product margins.
     Retail gross profit margin for the first six months of 2009 was 36.5% or 170 basis points lower than in 2008, primarily due to an increased emphasis on promotional pricing.
Operating expenses
     Selling expenses of $20.1 million for the six months-ended June 30, 2009 were $1.3 million lower than for the first six months of 2008, principally due to lower sales, a reduction in the sales force and the effects of changes in foreign currency exchange rates. As a percent of total revenues, selling expenses were 3.1% for the six months ended June 30, 2009 and were comparable to the first six months of 2008.
     Retail operating expenses for the six months ended June 30, 2009 totaled $109.7 million or $10.8 million lower than in the first six months of 2008, principally reflecting the reduction in store counts. As a percent of retail sales, retail operating expenses were 16.7% for the first six months of 2009, as compared to 17.2% for the first six months of 2008. Franchise expenses of $5.8 million increased to 70.1% of franchise related revenue in the first six months of 2009 compared to 60.1% in 2008, as franchise related revenue decreased as a result of the elimination of all royalties from PCFG’s former franchise stores and a reduction in the overall number of franchisees.
     General and administrative expenses of $58.4 million for the six months ended June 30, 2009 were $3.1 million lower than for the first six months of 2008, principally the results of a management-directed cost reduction program, which includes reductions in work force, travel and other expenses, and the impact of changes in foreign currency exchange rates, which more than offset the second quarter increases in professional fees and the provision for doubtful accounts.

     Art and development costs of $6.3 million for the six months ended June 30, 2009 were $0.4 million or 6.2% lower than for the six months ended June 30, 2008. As a percent of total revenues art and development costs were 1.0% for the six months ended June 30, 2009 and comparable to the six months ended June 30, 2008.
Interest expense, net
     Interest expense of $21.2 million for the six months ended June 30, 2009 was $5.2 million lower than for the first six months of 2008, principally the results of both lower LIBOR rates and average debt.
Other income, net
     Other income, net for the first six-months of 2009 and 2008 principally consists of our share of income from an unconsolidated joint venture. The income represents our share of the operations of a balloon distribution joint venture in Mexico.
Income tax expense
     Income tax expense for the six month periods ended June 30, 2009 and 2008 were based upon the estimated consolidated effective income tax rates of 37.0% and 37.9% for the years ending December 31, 2009 and 2008, respectively. The decrease in the 2009 effective income tax rate is primarily attributable to a lower average state income tax rate. In addition, the income tax expense for the first six months of 2009 reflects the expiration of state statutes of limitations resolving previously unrecognized tax benefits and the favorable settlement of the audits of our 2005 and 2006 federal tax returns during the six months ended June 30, 2009.
Liquidity and Capital Resources
     Net cash provided by operating activities during the first six months 2009 was $30.9 million, as compared to $0.1 million during the first six months 2008.
     Net income, after adjusting for non-cash charges, provided cash of $42.3 million in 2009 versus $34.9 million in 2008. Changes in working capital resulted in a use of cash of $11.4 million in 2009 versus $34.8 million in 2008. The change during the first six months of 2009 reflects management’s efforts to reduce the Company’s investment in working capital.
     Investing activities relate to property additions for new stores, store improvements and renovations, and investments in our distribution facilities and computer systems. Cash outlays for capital additions during the first six months of 2009 of $13.0 million were $11.4 million lower than during the comparable period of 2008 principally due to the timing of planned new store openings and store remodels in 2009.
     Cash flows used in financing activities during the first six months of 2009 were $14.8 million compared to $16.5 million provided by financing activities during the first six months of 2008.
     Required repayments under our term debt for the remainder of the year will be $1.9 million. At June 30, 2009, we had $108.7 million of availability remaining on our primary revolving credit agreement. At June 30, 2009, as a result of a technical default under its stand-alone credit facility, PCFG had no borrowings or availability under its $20 million revolving credit agreement.
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
     Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we have utilized interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the three and six month periods ended June 30, 2009 and 2008, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and the income before income taxes and minority interest would have decreased by $1.9 million and $2.5 million for the three month periods ended June 30, 2009 and 2008 and $3.7 million and $5.0 million for the six month periods ended June 30, 2009 and 2008, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit and a decrease in operating income of $1.3 million and $1.5 million for the three-month periods ended June 30, 2009 and 2008 and $2.5 million and $2.9 million for the six-month periods ended June 30, 2009 and 2008, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Item 4.	Controls and Procedures
     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended June 30, 2009 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6.	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act, as amended.

32	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSCAN HOLDINGS, INC.
	By:	/s/ Michael A. Correale
Michael A. Correale
Date: August 14, 2009		Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)