Form 10-Q
period 2009-09-30
AMSCAN HOLDINGS INC
filed 2009-11-13
CIK 1024729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of November 13, 2009, 1,000.00 shares of Registrant’s common stock were outstanding.

AMSCAN HOLDINGS, INC.
FORM 10-Q
September 30, 2009
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

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)	(Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$26,366	$13,058
Accounts receivable, net of allowances	99,266	89,443
Inventories, net of allowances	410,962	366,965
Prepaid expenses and other current assets	44,223	47,812

Total current assets	580,817	517,278
Property, plant and equipment, net	178,845	187,026
Goodwill	548,370	543,731
Trade names	157,283	157,283
Other intangible assets, net	56,036	61,626
Other assets, net	41,223	41,033

Total assets	$1,562,574	$1,507,977

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$160,445	$136,878
Accounts payable	145,274	126,638
Accrued expenses	103,313	87,985
Income taxes payable	4,701	28,605
Redeemable warrants	15,444	15,444
Current portion of long-term obligations	15,646	34,002

Total current liabilities	444,823	429,552
Long-term obligations, excluding current portion	562,814	550,755
Deferred income tax liabilities	93,402	87,824
Deferred rent and other long-term liabilities	9,948	9,558

Total liabilities	1,110,987	1,077,689

Redeemable common securities (including 592.84 and 585.15 common shares issued and outstanding at September 30, 2009 and December 31, 2008 respectively)	18,389	18,171

Commitments and contingencies

Stockholders’ equity:
Common Stock ($0.01 par value; 40,000.00 shares authorized; 30,226.50 shares issued and outstanding at September 30, 2009 and December 31, 2008)	—	—
Additional paid-in capital	335,604	335,076
Retained earnings	103,439	87,004
Accumulated other comprehensive loss	(7,937)	(11,852)

Amscan Holdings, Inc. stockholders’ equity	431,106	410,228
Noncontrolling interests	2,092	1,889

Total equity	433,198	412,117

Total liabilities, redeemable common securities and stockholders’ equity	$1,562,574	$1,507,977

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,
	2009	2008
Revenues:
Net sales	$336,944	$356,231
Royalties and franchise fees	4,164	5,863

Total revenues	341,108	362,094

Expenses:
Cost of sales	215,491	230,920
Selling expenses	9,984	11,064
Retail operating expenses	65,049	64,644
Franchise expenses	3,046	3,077
General and administrative expenses	29,274	30,333
Art and development costs	3,327	3,483

Total expenses	326,171	343,521

Income from operations	14,937	18,573

Interest expense, net	10,345	12,245
Other expense (income), net	421	(389)

Income before income taxes	4,171	6,717

Income tax expense	1,016	2,518

Net income	3,155	4,199
Less: net income (loss) attributable to noncontrolling interest	76	(364)

Net income attributable to Amscan Holdings, Inc.	$3,079	$4,563

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Revenues:
Net sales	$983,525	$1,046,437
Royalties and franchise fees	12,394	17,555

Total revenues	995,919	1,063,992

Expenses:
Cost of sales	630,018	671,365
Selling expenses	30,114	32,532
Retail operating expenses	174,714	185,135
Franchise expenses	8,811	10,100
General and administrative expenses	87,698	91,823
Art and development costs	9,606	10,176

Total expenses	940,961	1,001,131

Income from operations	54,958	62,861

Interest expense, net	31,502	38,581
Other expense (income), net	336	(1,112)

Income before income taxes	23,120	25,392

Income tax expense	6,492	9,595

Net income	16,628	15,797
Less: net income (loss) attributable to noncontrolling interest	193	(898)

Net income attributable to Amscan Holdings, Inc.	$16,435	$16,695

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2009
(Unaudited)
(Amounts in thousands, except share amounts)

						Amscan
			Additional		Accumulated Other	Holdings, Inc.
	Common	Common	Paid-in	Retained	Comprehensive	Shareholdings’	Noncontrolling
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity	Interests	Total

Balance at December 31, 2008	30,226.50	$—	$335,076	$87,004	$(11,852)	$410,228	$1,889	$412,117
Net income				16,435		16,435	193	16,628

Net change in cumulative translation adjustment					4,401	4,401	10	4,411
Change in fair value of interest rate swap contracts, net of income tax benefit					1,157	1,157		1,157
Change in fair value of foreign exchange contracts, net of income tax benefit					(1,643)	(1,643)		(1,643)

Comprehensive income						20,350	203	20,553

Issuance of redeemable common shares			(129)			(129)		(129)
Equity based compensation expense			657			657		657

Balance at September 30, 2009	30,226.50	$—	$335,604	$103,439	$(7,937)	$431,106	$2,092	$433,198

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows provided by operating activities:
Net income	$16,435	$16,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	32,525	32,482
Amortization of deferred financing costs	1,616	1,664
Provision for doubtful accounts	3,392	1,272
Deferred income tax provision (benefit)	3,410	(5,107)
Deferred rent	1,059	1,089
Undistributed income in unconsolidated joint venture	(251)	(561)
Loss (gain) on disposal of equipment	141	(1,678)
Equity based compensation	657	4,092
Tax benefit on exercised options	—	(1,823)
Changes in operating assets and liabilities:
Increase in accounts receivable	(10,494)	(12,041)
Increase in inventories	(44,078)	(122,579)
Decrease in prepaid expenses and other current assets	167	19,871
Increase in accounts payable, accrued expenses and income taxes payable	15,585	75,998

Net cash provided by operating activities	20,164	9,374

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(3,378)	(573)
Capital expenditures	(19,523)	(39,343)
Proceeds from disposal of property and equipment	54	2,917

Net cash used in investing activities	(22,847)	(36,999)

Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(6,343)	(6,774)
Proceeds from loans, notes payable and long-term obligations	19,927	44,789
Tax benefit on exercised options	—	1,823
Sale of additional interest to minority shareholder	—	2,500
Capital contributions and proceeds from issuance of common stock and exercise of options, net of retirements	90	—

Net cash provided by financing activities	13,674	42,338
Effect of exchange rate changes on cash and cash equivalents	2,317	(2,263)

Net increase in cash and cash equivalents	13,308	12,450
Cash and cash equivalents at beginning of period	13,058	17,274

Cash and cash equivalents at end of period	$26,366	$29,724

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
     On December 30, 2008, the Company acquired the remaining Party City Holdings equity held by two former franchisees, in exchange for total consideration of $15,944, which included cash of $500 and warrants to purchase 544.75 shares of AAH Holding Company, Inc. (“AAH”) common stock at $0.01 per share. The Company has allocated the purchase price to the fair value of net assets acquired, which resulted in an additional $558 charge to goodwill. As the AAH stock underlying the warrants could be put back to the Company in certain instances per the terms of the Company and PCFG shareholders agreements, the warrants are recorded at fair value and are classified as current liabilities in the Company’s consolidated balance sheets at September 30, 2009 and December 31, 2008.
Note 3 — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008, and the audited balance sheet as of December 31, 2008, include the accounts of the Company and its majority-owned and controlled entities. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included in the unaudited condensed consolidated financial statements. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. Our business is subject to substantial seasonal variations, as our retail segment has realized a significant portion of its net sales, cash flow and net income in the fourth quarter of each year, principally due to its Halloween season sales in October and, to a lesser extent, other holiday season sales at the end of the calendar year. We expect that this general pattern will continue. Our results of operations may also be affected by industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.
     On January 1, 2009, we adopted the provisions of Accounting Standards Codification or ASC, Subtopic 810 (SFAS No. 160), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling (minority) interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The presentation and disclosure requirements of ASC 810 were applied retrospectively and, as a result, we have reclassified noncontrolling interests in the December 2008 balance sheet and September 30, 2008 statement of operations, to comply with the presentation in 2009.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
Note 4 — Inventories
     Inventories consisted of the following:

	September 30,	December 31,
	2009	2008
Finished goods	$401,340	$353,713
Raw Materials	13,390	13,756
Work in Process	5,928	7,814

	420,658	375,283
Less: reserve for slow moving and obsolete inventory	(9,696)	(8,318)

	$410,962	$366,965

     Inventories are valued at the lower of cost or market. The Company determines the cost of inventory at its retail stores using either the weighted average or retail inventory method, which approximate the first-in, first-out method. All other inventory cost is determined using the first-in, first-out method.
Note 5 — Income Taxes
     The consolidated income tax expense for the three and nine month periods ended September 30, 2009 and 2008 were determined based upon estimates of the Company’s consolidated effective income tax rates of 36.8% for the year ending December 31, 2009 and 37.9% for the year ended December 31, 2008, respectively. The differences between the estimated consolidated effective income tax rate and the U.S. federal statutory rate are primarily attributable to state income taxes and available domestic manufacturing deductions. In addition, the income tax expense for the nine-month period ended September 30, 2009 reflects the expiration of state statutes of limitations resolving previously unrecognized tax benefits and the favorable settlement of the audits of the Company’s 2006 and 2005 federal tax returns during the first quarter.
Note 6 — Restructuring
     On November 16, 2007 the Company completed the merger of its wholly-owned subsidiary, Amscan Acquisition, Inc. with and into Factory Card & Party Outlet Corp. (“FCPO Acquisition”). In connection with the FCPO Acquisition, $9,101 has been accrued related to plans to restructure FCPO’s merchandising assortment and administrative operations and involuntarily terminate a limited number of FCPO personnel. Charges taken against the reserve for the three and nine month period ended September 30, 2009 were $1,094 and $3,263 respectively. Through September 30, 2009, the Company incurred $6,133 in restructuring costs and expects to incur the balance in 2009.
     During October of 2009, the Company communicated its plan to close the FCPO corporate office in Naperville, Illinois and to consolidate its retail corporate office operations with those of Party City, in Rockaway, New Jersey. In connection with the closing, the Company recorded additional planned severances costs of $2,550 during the month of October 2009 and expects to incur additional retention costs of $750 through April 2010. The Company will continue to utilize the Naperville facility as a distribution center for greeting cards and other products.
     Restructuring costs associated with the Party City Franchise Group Transaction of $1,000 were accrued related to plans to restructure PCFG’s merchandising assortment and administrative operations and involuntarily terminate a limited number of PCFG personnel. Charges taken against the reserve for the nine-month period ended September 30, 2009 were $100. Through September 30, 2009, PCFG incurred $1,000 in restructuring costs.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
Note 7 — Comprehensive Income
     Comprehensive income consisted of the following:

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$3,079	$4,563	$16,435	$16,695
Net change in cumulative translation adjustment	(164)	(2,831)	4,401	(2,731)
Change in fair value of interest rate swap contracts, net of income tax (benefit) expense of $(41), $(201), $680, and $(241)	(69)	(343)	1,157	(411)
Change in fair value of foreign exchange contracts, net of income tax (benefit) expense of $(258), $724, $(965), $735	(440)	1,232	(1,643)	1,251

Comprehensive income	$2,406	$2,621	$20,350	$14,804

Note 8 — Capital Stock
     At September 30, 2009 and December 31, 2008, the Company’s authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding and 40,000.00 shares of common stock, $0.01 par value, of which 30,226.50 were issued and outstanding.
     In addition, certain employee stockholders owned 592.84 and 585.15 shares of AAH common stock at September 30, 2009 and December 31, 2008, respectively. Under the terms of the AAH stockholders’ agreement dated April 30, 2004, as amended, the Company has an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders can require the Company to purchase all of their shares held by the former employee. The purchase price as prescribed in the stockholders’ agreement is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by the Company to certain employee stockholders based on the estimated fair market value of fully paid and vested common securities is classified as redeemable common securities on the consolidated balance sheet, with a corresponding adjustment to stockholders’ equity. As there is no active market for the Company’s common stock, the Company estimated the fair value of its common stock based on a valuation calculated using a multiple of earnings.
     At September 30, 2009 and December 31, 2008, the aggregate amount that may be payable by the Company to employee stockholders and option holders, based on the estimated market value, was $18,389 and $18,171 respectively.

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
     The Company’s industry segment data for the three months ended September 30, 2009 and 2008 is as follows:

	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2009
Revenues:
Net sales	$172,948	$222,367	$395,315
Royalties and franchise fees	—	4,164	4,164

Total revenues	172,948	226,531	399,479
Eliminations	(58,371)	—	(58,371)

Net Revenues	$114,577	$226,531	$341,108

Income (loss) from operations	$19,536	$(4,599)	$14,937
Interest expense, net			10,345
Other expense, net			421

Income before income taxes and minority interests			$4,171

Total assets	$782,868	$779,706	$1,562,574

	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2008
Revenues:
Net sales	$186,750	$230,082	$416,832
Royalties and franchise fees	—	5,863	5,863

Total revenues	186,750	235,945	422,695
Eliminations	(60,601)	—	(60,601)

Net Revenues	$126,149	$235,945	$362,094

Income from operations	$18,024	$549	$18,573
Interest expense, net			12,245
Other income, net			(389)

Income before income taxes and minority interests			$6,717

Total assets	$788,830	$846,396	$1,635,226

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
The Company’s industry segment data for the nine months ended September 30, 2009 and 2008 is as follows:

	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2009
Revenues:
Net sales	$478,147	$668,521	$1,146,668
Royalties and franchise fees	—	12,394	12,394

Total revenues	478,147	680,915	1,159,062
Eliminations	(163,143)	—	(163,143)

Net Revenues	$315,004	$680,915	$995,919

Income from operations	$45,826	$9,132	$54,958
Interest expense, net			31,502
Other expense, net			336

Income before income taxes and minority interests			$23,120

Total assets	$782,868	$779,706	$1,562,574

	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2008
Revenues:
Net sales	$505,476	$702,645	$1,208,121
Royalties and franchise fees	—	17,555	17,555

Total revenues	505,476	720,200	1,225,676
Eliminations	(161,684)	—	(161,684)

Net Revenues	$343,792	$720,200	$1,063,992

Income from operations	$44,172	$18,689	$62,861
Interest expense, net			38,581
Other (income), net			(1,112)

Income before income taxes and minority interests			$25,392

Total assets	$788,830	$846,396	$1,635,226
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
Note 11 — Stock Option Plan
     The Company recorded stock-based compensation of $219 and $3,654 during the three months ended September 30, 2009 and 2008 and $657 and $4,092 during the nine months ended September 30, 2009 and 2008, respectively, in general and administrative expenses.
     There were 0.73 and 7.69 options exercised during the three and nine month periods ended September 30, 2009, respectively. There are options to purchase 2,936.63 shares of common stock outstanding at September 30, 2009.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
Note 12 — Long Term Obligations
     On November 2, 2007, PCFG entered into a Credit Agreement (the “PCFG Credit Agreement”), among PCFG, CIT Group/Business Credit, Inc., as Administrative Agent and Collateral Agent, Newstar Financial, Inc., as Syndication Agent, CIT Capital Securities LLC, as Sole Arranger, and the Lenders party thereto. PCFG and Party City Franchise Group Holdings, LLC (“Party City Holdings”), the sole member of PCFG, have been designated by the Board of Directors of the Company as “Unrestricted Subsidiaries” pursuant to the Company’s existing ABL Credit Agreement, and the indenture governing its 8.75% Senior Subordinated Notes and neither PCFG nor Party City Holdings is a guarantor of the Company’s existing credit facilities or indenture. In addition, PCFG’s credit facility is a stand alone facility for PCFG and is not guaranteed by the Company or its other subsidiaries.
     Pursuant to the PCFG Credit Agreement, PCFG borrowed $30,000 in term loans (“PCFG Term Loan”) and obtained a committed revolving credit facility in an aggregate principal amount of up to $20,000 for working capital and general corporate purposes and the issuance of letters of credit (of up to $5,000 at any time outstanding) (“PCFG Revolver”). At September 30, 2009 the balance of the term loan was $26,000. There were no borrowings under the PCFG Revolver and no outstanding letters of credit at September 30, 2009.
     At December 31, 2008, PCFG had not been in compliance with the financial covenants contained in the PCFG Credit Agreement. Effective September 30, 2009, PCFG and its lenders entered into a Waiver and Amendment Agreement which provided that, among other things, (1) interest would be accrued prospectively at either (i) for ABR borrowings, the Alternate Base Rate plus 6.00%, with a floor of 4.00% for the Alternate Base Rate or (ii) the Adjusted LIBO Rate plus 7.00% with a floor of 3.00% for the Adjusted LIBO Rate, (2) PCFG would pay an additional $1,500 in principal on the Term Loans at the effective date of the waiver and amendment , and thereafter the quarterly amortization payment for the Term Loans would be $1,000 each quarter until Maturity Date, (3) the PCFG Revolver would be limited to a maximum of $10,000, and (4) financial covenants related to leverage ratio, fixed charge coverage ratio, minimum EBITDA, and maximum capital expenditures, were revised.
     Under the terms of our other indebtedness, PCFG is an unrestricted subsidiary and the acceleration of our obligation under the PCFG Term Loan did not constitute an event of default under our other debt instruments.
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
     At September 30, 2009 and December 31, 2008, the Company had interest rate swap agreements with notional amounts of $163,441 and $175,505 respectively, and a net liability fair value of $6,567 and $8,403 respectively. The current interest rate swap agreement is effective until June 25, 2011. The swap agreements had unrealized net losses of $4,137 and $5,294 at September 30, 2009 and December 31, 2008, respectively, which were included in accumulated other comprehensive income. No components of these agreements are excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness.

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
     At September 30, 2009 and December 31, 2008 the Company had foreign currency exchange contracts with notional amounts of $2,215 and $18,560, respectively and a net asset fair value of $87 and $2,695, respectively. The foreign currency exchange contracts are reflected in the consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counter-parties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. The fair value adjustment at September 30, 2009 and December 31, 2008 resulted in an unrealized net gain of $55 and $1,698, respectively, which are included in accumulated other comprehensive income (loss). As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all gains and losses in accumulated other comprehensive income related to these foreign exchange contracts will be reclassified into earnings by December 2009.
     The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded on its consolidated balance sheets as of September 30, 2009 and December 31, 2008.

			Derivative Assets				Derivative Liabilities
			Balance		Balance		Balance		Balance
	Notional Amounts		Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	September 30,	December 31,	Line	Value	Line	Value	Line	Value	Line	Value
Derivative Instrument	2009	2008	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008

Interest Rate Hedge	$163,441	$175,505		$—		$—	(b) AE	$(6,567)	(b) AE	$(8,403)
Foreign Exchange Contracts	$2,215	$18,560	(a) PP	$196	(a) PP	$3,365	(a) PP	$(109)	(a) PP	$(670)

Total Hedges	$165,656	$194,065		$196		$3,365		$(6,676)		$(9,073)

(a)	PP = Prepaid expenses and other current assets

(b)	AE = Accrued expenses

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
     Fair Value Measurement
     The provisions of Accounting Standards Codification or ASC, Subtopic 820 (SFAS No. 157) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
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
The following table shows assets and liabilities as of September 30, 2009 that are measured at fair value on a recurring basis:

		Significant
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable	Total as of
	Identical Assets or	Inputs	Inputs	September 30,
	Liabilities (Level 1)	(Level 2)	(Level 3)	2009

Derivative assets	—	$196	—	$196
Derivative liabilities	—	(6,676)	—	(6,676)
The following table shows assets and liabilities as of December 31, 2008 that are measured at fair value on a recurring basis:

		Significant
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable	Total as of
	Identical Assets or	Inputs	Inputs	December 31,
	Liabilities (Level 1)	(Level 2)	(Level 3)	2008

Derivative assets	—	$3,365	—	$3,365
Derivative liabilities	—	(9,073)	—	(9,073)
     In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges.
     The carrying amounts for cash and cash equivalents, accounts receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value at September 30, 2009 and December 31, 2008 because of the short-term maturity of those instruments or their variable rates of interest.
     The carrying amount and fair value (based on market prices) of the Company’s Term Loan and $175,000 Senior Subordinated Notes are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term Loan	$365,625	$329,063	$368,437	$247,000
$175,000 Senior Subordinated Notes	175,000	164,500	175,000	107,000
     The carrying amounts for other long-term debt approximate fair value at September 30, 2009 and December 31, 2008, based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
Note 14 — Recently Issued Accounting Standards
     In December 2007, the Financial Accounting Standards Board issued ASC, Subtopic 805 (SFAS No. 141) (revised 2007), Business Combinations (“SFAS 141(R)”). ASC 805 (“SFAS 141(R)”)Business Combinations establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement became effective for the Company beginning January 1, 2009 and applies to all business combinations prospectively from that date. The impact of ASC 805 on our consolidated financial statements will depend upon the nature, terms and size of any acquisition we may consummate in the future.
     In April 2009, the FASB issued ASC, Subtopic 805. ASC 805 (FASB Staff Position No FSP FAS 141(R)-1), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” ASC 805 (“FSP FAS 141(R)-1”). This FSP amends the accounting in ASC 805 for assets and liabilities arising from contingencies in a business combination. ASC 805 (FSP FAS 141(R)-1) requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, ASC 805 (FSP FAS 141(R)-1) requires measurement based on the best estimate in accordance with SFAS No. 5, “Accounting for Contingencies.” ASC 805 (FSP FAS 141(R)-1) is effective as of January 1, 2009 in connection with the adoption of ASC (FAS 141(R)).
     In September 2006, the FASB issued ASC, Subtopic 820 (SFAS No. 157), Fair Value Measurements. ASC 820 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. ASC 820 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company-specific data. The Company adopted ASC 820 (SFAS No. 157) effective January 1, 2008 for its financial assets and liabilities and effective January 1, 2009 for its non-financial assets and liabilities. The adoption of ASC 820 (SFAS No. 157) did not have a material impact to the Company’s consolidated financial statements.
     In April 2009, the FASB issued three FASB Staff Positions (“FSPs”) in order to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.
•	ASC 820 (FSP FAS 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

•	ASC 320 (FSP FAS 115-2 and FAS 124-2) “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP is intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

•	ASC 825 and ASC 270 (FSP FAS 107-1 and APB 28-1), “Interim Disclosures about Fair Value of Financial Instruments.” This FSP relates to fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.
     We have elected to early adopt these FSPs effective June 30, 2009. The adoption of these FSPs did not have a material effect on our financial condition or results of operations.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
     In March 2008, the FASB issued ASC, Subtopic 815 (SFAS No. 161), Disclosures about Derivative Instruments and Hedging Activities , an amendment of ASC 815 (FASB Statement No. 133) (“SFAS 161”). ASC 815 (SFAS 161) applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ASC 815 (“SFAS 133”). ASC 815 (SFAS 161) requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 (SFAS 133) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. ASC 815 (SFAS 161) became effective January 1, 2009. Since ASC 815 (SFAS 161) only requires additional disclosures, it will not have a financial impact on the Company’s financial statements.
Note 15 — Subsequent Events
     In accordance with the provisions of ASC, Subtopic 855 (FAS No. 165), “Subsequent Events,” the Company evaluates events and/or transactions that occur after the balance sheet date, but before the issuance of financial statements, for potential recognition or disclosure in its consolidated financial statements. The Company has evaluated activity through November 13, 2009, the date that the Company’s interim consolidated financial statements were issued, and concluded that there were no subsequent events requiring recognition or disclosure. Other then as disclosed in Note 6 for subsequent events regarding FCPO.
Note 16 — Condensed Consolidating Financial Information
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
     The following information presents condensed consolidating balance sheets at September 30, 2009 and December 31, 2008, and the condensed consolidating statements of operations for the three and nine month periods ended September 30, 2009 and 2008, and the related condensed consolidating statements of cash flows for the nine-months ended September 30, 2009 and 2008, for the combined Guarantors and the combined Non-guarantors, together with the elimination entries necessary to consolidate the entities comprising the combined companies.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands except share amounts)
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2009

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$16,341	$10,025	$—	$26,366
Accounts receivable, net of allowances	77,951	21,315	—	99,266
Inventories, net of allowances	366,107	45,804	(949)	410,962
Prepaid expenses and other current assets	34,336	9,887	—	44,223

Total current assets	494,735	87,031	(949)	580,817
Property, plant and equipment, net	167,892	10,953	—	178,845
Goodwill	510,400	37,970	—	548,370
Trade names	157,283			157,283
Other intangible assets, net	31,270	24,766		56,036
Other assets, net	168,475	(2,244)	(125,008)	41,223

Total assets	$1,530,055	$158,476	$(125,957)	$1,562,574

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	160,445	—	—	160,445
Accounts payable	134,422	10,852	—	145,274
Accrued expenses	91,166	12,147	—	103,313
Income taxes payable	7,503	(2,709)	(93)	4,701
Redeemable warrants	15,444	—	—	15,444
Current portion of long-term obligations	11,645	4,001	—	15,646

Total current liabilities	420,625	24,291	(93)	444,823
Long-term obligations, excluding current portion	540,814	22,000	—	562,814
Deferred income tax liabilities	92,832	570	—	93,402
Other	16,168	72,686	(78,906)	9,948

Total liabilities	1,070,439	119,547	(78,999)	1,110,987

Redeemable common securities	18,389	—	—	18,389

Commitments and contingencies

Stockholders’ equity:
Common Stock	—	339	(339)	—
Additional paid-in capital	335,512	46,167	(46,075)	335,604
Retained earnings	113,652	(9,659)	(554)	103,439
Accumulated other comprehensive loss	(7,937)	(10)	10	(7,937)

Amscan Holdings, Inc. stockholders’ equity	441,227	36,837	(46,958)	431,106
Noncontrolling interests	—	2,092	—	2,092

Total stockholders’ equity	441,227	38,929	(46,958)	433,198

Total liabilities, redeemable common securities and stockholders’ equity	$1,530,055	$158,476	$(125,957)	$1,562,574

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

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands except share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2009

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Net sales	$301,026	$42,625	$(6,707)	$336,944
Royalties and franchise fees	4,164	—	—	4,164

Total revenues	305,190	42,625	(6,707)	341,108

Expenses:
Cost of sales	194,334	27,740	(6,583)	215,491
Selling expenses	8,007	1,977	—	9,984
Retail operating expenses	56,369	8,680	—	65,049
Franchise expenses	3,046	—	—	3,046
General and administrative expenses	25,683	3,921	(330)	29,274
Art and development costs	3,327	—	—	3,327

Total expenses	290,766	42,318	(6,913)	326,171

Income from operations	14,424	307	206	14,937

Interest expense, net	9,394	951	—	10,345
Other (income) expense, net	(2,437)	702	2,156	421

Income (loss) before income taxes	7,467	(1,346)	(1,950)	4,171
Income tax expense (benefit)	1,723	(661)	(46)	1,016

Net income (loss)	5,744	(685)	(1,904)	3,155
Less net income attributable to noncontrolling interests	—	76	—	76

Net income (loss) attributable to Amscan Holdings, Inc.	$5,744	$(761)	$(1,904)	$3,079

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands except share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2009

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Net sales	$878,876	$123,416	$(18,767)	$983,525
Royalties and franchise fees	12,394	—	—	12,394

Total revenues	891,270	123,416	(18,767)	995,919

Expenses:
Cost of sales	566,527	82,007	(18,516)	630,018
Selling expenses	24,170	5,944	—	30,114
Retail operating expenses	150,133	24,581	—	174,714
Franchise expenses	8,811	—	—	8,811
General and administrative expenses	76,443	12,245	(990)	87,698
Art and development costs	9,606	—	—	9,606

Total expenses	835,690	124,777	(19,506)	940,961

Income (loss) from operations	55,580	(1,361)	739	54,958

Interest expense, net	29,442	2,060	—	31,502
Other (income) expense, net	(4,607)	691	4,252	336

Income (loss) before income taxes	30,745	(4,112)	(3,513)	23,120
Income tax expense (benefit)	8,419	(1,835)	(92)	6,492

Net income (loss)	22,326	(2,277)	(3,421)	16,628
Less net income attributable to noncontrolling interests	—	193	—	193

Net income (loss) attributable to Amscan Holdings, Inc.	$22,326	$(2,470)	$(3,421)	$16,435

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share amounts)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2008

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Net sales	$320,473	$47,237	$(11,479)	$356,231
Royalties and franchise fees	5,863	—	—	5,863

Total revenues	326,336	47,237	(11,479)	362,094

Expenses:
Cost of sales	213,855	28,631	(11,566)	230,920
Selling expenses	8,526	2,538	—	11,064
Retail operating expenses	54,417	10,227	—	64,644
Franchise expenses	3,077	—	—	3,077
General and administrative expenses	26,280	4,383	(330)	30,333
Art and development costs	3,483	—	—	3,483

Total expenses	309,638	45,779	(11,896)	343,521

Income from operations	16,698	1,458	417	18,573

Interest expense, net	11,427	818	—	12,245
Other (income) expense, net	(2,999)	18	2,592	(389)

Income before income taxes	8,270	622	(2,175)	6,717
Income tax expense	1,849	636	33	2,518

Net income (loss)	6,421	(14)	(2,208)	4,199
Less net income attributable to noncontrolling interests	—	(364)	—	(364)

Net income attributable to Amscan Holdings, Inc.	$6,421	$350	$(2,208)	$4,563

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands except share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2008

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Net sales	$930,125	$139,993	$(23,681)	$1,046,437
Royalties and franchise fees	17,555	—	—	17,555

Total revenues	947,680	139,993	(23,681)	1,063,992

Expenses:
Cost of sales	608,752	85,990	(23,377)	671,365
Selling expenses	24,800	7,732	—	32,532
Retail operating expenses	154,758	30,377	—	185,135
Franchise expenses	10,100	—	—	10,100
General and administrative expenses	79,990	12,823	(990)	91,823
Art and development costs	10,176	—	—	10,176

Total expenses	888,576	136,922	(24,367)	1,001,131

Income from operations	59,104	3,071	686	62,861

Interest expense, net	36,336	2,245	—	38,581
Other (income), net	(6,723)	(50)	5,661	(1,112)

Income before income taxes	29,491	876	(4,975)	25,392
Income tax expense	8,212	1,495	(112)	9,595

Net income (loss)	21,279	(619)	(4,863)	15,797
Less net loss attributable to noncontrolling interests	—	(898)	—	(898)

Net income attributable to Amscan Holdings, Inc.	$21,279	$279	$(4,863)	$16,695

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands except share amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2009

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows provided by operating activities:
Net income (loss)	$22,326	$(2,470)	$(3,421)	$16,435
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	28,991	3,534	—	32,525
Amortization of deferred financing costs	1,416	200	—	1,616
Provision for doubtful accounts	2,027	1,365	—	3,392
Deferred income tax expense	3,410	—	—	3,410
Deferred rent	380	679	—	1,059
Undistributed gain in unconsolidated joint venture	(251)	—	—	(251)
Loss on disposal of equipment	61	80	—	141
Equity based compensation	657	—	—	657
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,748)	(4,746)	—	(10,494)
Increase in inventories	(35,131)	(9,198)	251	(44,078)
Decrease (increase) in prepaid expenses and other current assets	5,659	(5,492)	—	167
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(12,949)	25,364	3,170	15,585

Net cash provided by operating activities	10,848	9,316	—	20,164

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(726)	(2,652)	—	(3,378)
Capital expenditures	(17,967)	(1,556)	—	(19,523)
Proceeds from disposal of property and equipment	54	—	—	54

Net cash used in investing activities	(18,639)	(4,208)	—	(22,847)

Cash flows provided by (used in) financing activities:
Repayments of loans, notes payable and long-term obligations	(4,843)	(1,500)	—	(6,343)
Proceeds from loans, notes payable and long-term obligations	19,927	—	—	19,927
Capital contributions and proceeds from issuance of common stock and exercise of options, net of retirements	90	—	—	90

Net cash provided by (used in) financing activities	15,174	(1,500)	—	13,674
Effect of exchange rate changes on cash and cash equivalents	414	1,903	—	2,317

Net increase in cash and cash equivalents	7,797	5,511	—	13,308
Cash and cash equivalents at beginning of period	8,544	4,514	—	13,058

Cash and cash equivalents at end of period	$16,341	$10,025	$—	$26,366

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands except share amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine months Ended September 30, 2008

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows provided by (used in) operating activities:
Net income	$21,279	$279	$(4,863)	$16,695
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	29,048	3,434	—	32,482
Amortization of deferred financing costs	1,465	199	—	1,664
Provision for doubtful accounts	1,075	197	—	1,272
Deferred income tax benefit	(5,107)	—	—	(5,107)
Deferred rent	1,089	—	—	1,089
Undistributed gain in unconsolidated joint venture	(561)	—	—	(561)
Gain on disposal of equipment	(1,678)	—	—	(1,678)
Equity based compensation	4,092	—	—	4,092
Tax benefit on exercised options	(1,823)			(1,823)
Changes in operating assets and liabilities:
Increase in accounts receivable	(10,045)	(1,996)	—	(12,041)
Increase in inventories	(107,716)	(15,167)	304	(122,579)
Decrease in prepaid expenses and other current assets	16,918	2,953	—	19,871
Increase in accounts payable, accrued expenses and income taxes payable	68,176	3,263	4,559	75,998

Net cash provided by (used in) operating activities	16,212	(6,838)	—	9,374

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(100)	(473)	—	(573)
Capital expenditures	(33,104)	(6,239)	—	(39,343)
Proceeds from disposal of property and equipment	2,867	50	—	2,917

Net cash used in investing activities	(30,337)	(6,662)	—	(36,999)

Cash flows provided by financing activities:
Repayments of loans, notes payable and long-term obligations	(5,200)	(1,574)	—	(6,774)
Proceeds from loans, notes payable and long-term obligations	32,118	12,671	—	44,789
Tax benefit on exercised options	1,823	—		1,823
Sale of additional interest to minority shareholder	2,500	—	—	2,500

Net cash provided by financing activities	31,241	11,097	—	42,338
Effect of exchange rate changes on cash and cash equivalents	(77)	(2,186)	—	(2,263)

Net increase (decrease) in cash and cash equivalents	17,039	(4,589)	—	12,450
Cash and cash equivalents at beginning of period	8,391	8,883	—	17,274

Cash and cash equivalents at end of period	$25,430	$4,294	$—	$29,724

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008
     The following tables set forth the Company’s operating results as a percentage of total revenues, for the three months ended September 30, 2009 and 2008.

	Three Months Ended
	September 30,
	2009	2008
Revenues:
Net sales	98.8%	98.4%
Royalties and franchise fees	1.2	1.6

Total revenues	100.0	100.0

Expenses:
Cost of sales	63.2	63.8
Selling expenses	2.9	3.1
Retail operating expenses	19.0	17.9
Franchise expenses	0.9	0.8
General and administrative expenses	8.6	8.4
Art and development costs	1.0	1.0

Total expenses	95.6	95.0

Income from operations	4.4	5.0

Interest expense, net	3.1	3.4
Other expense (income), net	0.1	(0.1)

Income before income taxes	1.2	1.7
Income tax expense	0.3	0.7

Net income	0.9	1.0
Less net income (loss) attributable to noncontrolling interests	—	(0.1)

Net income attributable to Amscan Holdings, Inc.	0.9%	1.1%

     The following table sets forth the Company’s revenues, as a percentage of total revenues, for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009		2008
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue
Revenues:
Sales
Wholesale	$172,948	50.7%	$186,750	51.6%
Eliminations	(58,371)	(17.1)	(60,601)	(16.7)

Net wholesale	114,577	33.6	126,149	34.9
Retail	222,367	65.2	230,082	63.5

Total net sales	336,944	98.8	356,231	98.4
Franchise related	4,164	1.2	5,863	1.6

Total revenues	$341,108	100.0%	$362,094	100.0%

Wholesale
     Net sales, at wholesale, for the third quarter of 2009 of $114.6 million were $11.6 million or 9.2% lower than net sales for the third quarter of 2008, principally due to the downturn in the U.S. economy. Net sales to franchised and independent party stores of $43.4 million were $3.5 million or 7.5% lower than in the third quarter of 2008. Net sales to non-affiliated retail channels of $26.0 million were $6.6 million or 20.3% lower than in the third quarter of 2008. Metallic balloon sales totaled $21.7 million and were $0.9 million or 4.1% lower than in 2008 as wholesale distributors and retailers continued to lower stock inventory levels during the quarter. International sales totaled $23.5 million and were $0.5 million or 2.2% lower than in the third quarter of 2008. Fluctuations in foreign currency accounted for a $3.2 million decrease in international sales, which more than offset an increase in international sales in local currency.

     Intercompany sales to our retail affiliates of $58.4 million were $2.2 million or 3.7% lower than in the third quarter of 2008. The decrease in intercompany sales was consistent with the decrease in sales of our retail segment, as well as our efforts to reduce our investment in inventories at both retail and wholesale. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.
Retail
     Net retail sales for company-owned stores for the third quarter of 2009 of $222.4 million were $7.7 million or 3.4% lower than net retail sales for the comparable quarter of 2008, reflecting the downturn in the US economy as well as the operation of fewer Factory Card &Party Outlet (“FCPO”) and The Paper Factory (“TPF”) outlet stores during the third quarter of 2009. Net retail sales at our Party City Big Box stores (i.e., stores generally greater than 8,000 square feet) totaled $136.3 million and were $0.5 million or 0.4% lower than in 2008. Same store sales at the Big Box stores during the third quarter of 2009 decreased 8.4% compared to 2008 as a result of a 5.6% decrease in transaction count and a 2.8% decrease in average dollar per transaction. Net retail sales at our FCPO stores of $43.6 million were $5.6 million or 11.4% lower than in the third quarter of 2008, due to an 8.4% decrease in store count and 7.1% decrease in same store sales compared to 2008. The decrease in same store sales reflects a 6.1% decrease in transaction count and a 1.0% decrease in average dollar per transaction. Retail sales at our TPF outlet stores totaled $5.1 million and were $3.1 million or 38.1% lower than in 2008, principally due to 43% fewer outlet stores in operation during the third quarter of 2009.
Gross Profit
     The following table sets forth the Company’s gross profit on net sales for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009		2008
		Percentage of Total		Percentage of Total
	Dollars in Thousands	Revenue	Dollars in Thousands	Revenue
Wholesale	$40,644	35.5%	$41,575	33.0%
Retail	80,809	36.3%	83,736	36.4%

Total	$121,453	36.0%	$125,311	35.2%

     The gross profit margin on net sales at wholesale for the third quarter of 2009 was 35.5% or 250 basis points higher than in the third quarter of 2008. The increase in wholesale gross profit margin principally reflects reductions in distribution costs and changes in product mix, including fewer full case sales in 2009, which generally have lower profit margins.
     Retail gross profit margin for the third quarter of 2009 was 36.3% or 10 basis points lower than in 2008 principally reflecting increased promotional pricing.
Operating expenses
     Selling expenses of $10.0 million for the quarter ended September 30, 2009 were $1.1 million lower than for the third quarter of 2008, consistent with the decrease in wholesale sales, a reduction in sales force and the impact of changes in foreign currency exchange rates. As a percent of total revenues, selling expenses were 2.9% for the quarter ended September 30, 2009 and were comparable to the third quarter of 2008.
     Retail operating expenses for the quarter ended September 30, 2009 totaled $65.1 million or $0.4 million higher than in the third quarter of 2008. As a percent of retail sales, retail operating expenses were 29.3% for the third quarter of 2009, as compared to 28.1% for the third quarter of 2008. The increase in retail operating expenses reflects the opening of additional temporary Halloween stores in the third quarter of 2009 verses the third quarter of 2008. Franchise expenses of $3.1 million increased to 73.1% of franchise related revenue in the third quarter of 2009 as compared to 52.5% in 2008. The increase in franchise expense as a percentage of related revenue reflects comparative franchise expense over lower revenue, as a result of the elimination of all royalties from PCFG’s former franchise stores and a reduction in the overall number of franchisees.
     General and administrative expenses of $29.3 million for the quarter ended September 30, 2009 were $1.1 million lower than in the third quarter of 2008, as the impact of our ongoing management-directed cost reduction program and changes in foreign currency exchange rates was partially offset by higher professional fees.
     Art and development costs of $3.3 million for the quarter ended September 30, 2009 were $0.2 or 4.5% lower than in the third quarter of 2008. As a percent of total revenues art and development costs were 1.0% for the third quarter of 2009 and comparable to the third quarter of 2008.

Interest expense, net
     Interest expense of $10.3 million for the three months ended September 30, 2009 was $1.9 million lower than for the third quarter of 2008, principally the result of both lower LIBO rates and lower average debt.
Other expense (income), net
     Other expense (income) for the third quarter of 2009 and 2008 principally consists of our share of the results of operations of an unconsolidated balloon distribution joint venture in Mexico.
Income tax expense
     Income tax expense for the quarters ended September 30, 2009 and 2008 were based upon the estimated consolidated effective income tax rates of 36.8% and 37.9% for the years ending December 31, 2009 and 2008, respectively. The decrease in the 2009 effective income tax rate is primarily attributable to a lower average state income tax rate.
NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008
     The following tables set forth the Company’s operating results as a percentage of total revenues, for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended
	September 30,
	2009	2008
Revenues:
Net sales	98.8%	98.4%
Royalties and franchise fees	1.2	1.6

Total revenues	100.0	100.0

Expenses:
Cost of sales	63.3	63.1
Selling expenses	3.0	3.1
Retail operating expenses	17.5	17.4
Franchise expenses	0.9	0.9
General and administrative expenses	8.8	8.6
Art and development costs	1.0	1.0

Total expenses	94.5	94.1

Income from operations	5.5	5.9

Interest expense, net	3.2	3.6
Other income net	—	(0.1)

Income before income taxes	2.3	2.4
Income tax expense	0.6	0.9

Net income	1.7%	1.5%
Less net income (loss) attributable to noncontrolling interests	—	(0.1)

Net income attributable to Amscan Holdings, Inc.	1.7%	1.6%

     The following tables set forth the Company’s revenues, as a percentage of total revenues, for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009		2008
		Percentage of		Percentage of
	Dollars in Thousands	Total Revenue	Dollars in Thousands	Total Revenue
Revenues
Sales
Wholesale	$478,147	48.0%	$505,476	47.5%
Eliminations	(163,143)	(16.4)	(161,684)	(15.2)

Net wholesale	315,004	31.6	343,792	32.3
Retail	668,521	67.2	702,645	66.1

Total net sales	983,525	98.8	1,046,437	98.4
Franchise related	12,394	1.2	17,555	1.6

Total revenues	$995,919	100.0%	$1,063,992	100.0%

Wholesale
     Net sales, at wholesale, for the nine months ended September 30, 2009 of $315.0 million were $28.8 million or 8.4% lower than net sales for the first nine months of 2008, principally a result of the downturn in the U.S. economy. Net sales to our franchised and independent party stores totaled $124.7 million and were $9.1 million or 6.8% lower than in the first nine months of 2008. Net sales to non-affiliated retail channels totaled $68.9 million and were $1.4 million or 2.0% lower than in 2008, as the impact of the economy was partially offset by a seasonal direct import and contract manufacturing program for a supplier to the mass market and other channels. Net sales of metallic balloons totaled $61.7 million and were $11.3 million or 15.4% lower than in 2008 as wholesale distributors and retailers lowered stock inventory levels during the nine months ended September 30, 2009. International sales totaled $59.7 million and were $7.0 million or 10.5% lower than in 2008. Fluctuations in foreign currency accounted for a $13.5 million decrease in international sales which more than offset an increase in international sales in local currency.
     Intercompany sales to our retail affiliates of $163.1 million were $1.5 million or 0.9% lower than in the first nine months of 2008. The decrease in intercompany sales was consistent with the decrease in sales of our retail segment, as well as our efforts to reduce our investment in inventories at both retail and wholesale. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.
Retail
     Net retail sales for company-owned stores for the first nine months of 2009 of $668.5 million were $34.1 million or 4.9% lower than net retail sales for the first nine months of 2008, reflecting the downturn in the US economy and the operation of fewer Factory Card &Party Outlet and The Paper Factory outlet stores in the first nine months of 2009. Net retail sales at our Party City Big Box stores (i.e., stores generally greater than 8,000 square feet) totaled $407.9 million and were $8.5 million or 2.0% lower than in 2008. Same store sales during the first nine months of 2009 decreased 4.5% compared to 2008 as a result of a 4.1% decrease in transaction count and a 0.4% decrease in average dollar per transaction. Retail sales at our FCPO stores of $144.1 million decreased $19.1 million or 11.7%, reflecting an 8.5% decrease in store count and a decrease of 4.7% in same store sales. The decrease in same store sales reflects a 5.4% decrease in transaction count partially offset by a 0.7% increase in average dollar per transaction. Retail sales at our TPF outlet stores totaled $16.6 million and were $9.1 million or 35.4% lower than in 2008, principally due to the operation of 43% fewer outlet stores during the first nine months of 2009.
Gross Profit
     The following table sets forth the Company’s gross profit on net sales for the nine-months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009		2008
		Percentage of		Percentage of
	Dollars in Thousands	Total Revenue	Dollars in Thousands	Total Revenue
Wholesale	$109,634	34.8%	$110,980	32.3%
Retail	243,873	36.5%	264,092	37.6%

Total	$353,507	35.9%	$375,072	35.8%

     The gross profit margin on net sales at wholesale for the first nine months of 2009 was 34.8% or 250 basis points higher than in the first nine months of 2008. The increase in wholesale gross profit margin principally reflects reductions in distribution costs and changes in product mix, including fewer full case sales in 2009, which generally have lower profit margins.
     Retail gross profit margin for the first nine months of 2009 was 36.5% or 110 basis points lower than in 2008, primarily due to an increased emphasis on promotional pricing.
Operating expenses
     Selling expenses of $30.1 million for the nine months-ended September 30, 2009 were $2.4 million lower than for the first nine months of 2008, consistent with the decrease in wholesale sales, a reduction in the sales force and the impact of changes in foreign currency exchange rates. As a percent of total revenues, selling expenses were 3.0% for the nine months ended September 30, 2009 and were comparable to the first nine months of 2008.
     Retail operating expenses for the nine months ended September 30, 2009 totaled $174.7 million or $10.4 million lower than in the first nine months of 2008, principally reflecting a reduction in store count. As a percent of retail sales, retail operating expenses were 26.1% for the first nine months of 2009, as compared to 26.3% for the first nine months of 2008. Franchise expenses of $8.8 million increased to 71.1% of franchise related revenue in the first nine months of 2009 compared to 57.5% in 2008, as franchise related revenue decreased as a result of the elimination of all royalties from PCFG’s former franchise stores and a reduction in the overall number of franchisees.
     General and administrative expenses of $87.7 million for the nine months ended September 30, 2009 were $4.1 million lower than for the first nine months of 2008, principally the results of a management-directed cost reduction program, which includes reductions in work force, travel and other expenses, and the impact of changes in foreign currency exchange rates, which more than offset increases in professional fees and the provision for doubtful accounts.
     Art and development costs of $9.6 million for the nine months ended September 30, 2009 were $0.6 million or 5.6% lower than for the nine months ended September 30, 2008. As a percent of total revenues art and development costs were 1.0% for the nine months ended September 30, 2009 and comparable to the nine months ended September 30, 2008.
Interest expense, net
     Interest expense of $31.5 million for the nine months ended September 30, 2009 was $7.1 million lower than for the first nine months of 2008, principally the results of both lower LIBOR rates and average debt.
Other expense (income), net
     Other expense (income) for the nine months ended September 30, 2009 and 2008 principally consists of our share of the results of operations of an unconsolidated balloon distribution joint venture in Mexico.
Income tax expense
     Income tax expense for the nine month periods ended September 30, 2009 and 2008 were based upon the estimated consolidated effective income tax rates of 36.8% and 37.9% for the years ending December 31, 2009 and 2008, respectively. The decrease in the 2009 effective income tax rate is primarily attributable to a lower average state income tax rate. In addition, the income tax expense for the first nine months of 2009 reflects the expiration of state statutes of limitations resolving previously unrecognized tax benefits and the favorable settlement of the audits of our 2006 and 2005 federal tax returns during the nine months ended September 30, 2009.
Liquidity and Capital Resources
     Net cash provided by operating activities during the first nine months 2009 was $20.2 million, as compared to $9.4 million during the first nine months 2008.
     Net income, after adjusting for non-cash charges, provided cash of $59.0 million in 2009 versus $48.1 million in 2008. Changes in working capital resulted in a use of cash of $38.8 million in 2009 and 2008.
     Investing activities relate to property additions for new stores, store improvements and renovations, and investments in our distribution facilities and computer systems. Cash outlays for capital additions during the first nine months of 2009 of $22.8 million were $14.2 million lower than during the comparable period of 2008 principally due to the timing of planned new store openings and store remodels in 2009.
     Cash flows used in financing activities during the first nine months of 2009 were $13.7 million compared to $42.3 million provided by financing activities during the first nine months of 2008.
     Required repayments under our term debt for the remainder of the year will be $0.9 million. At September 30, 2009, we had $78.1 million of availability remaining on our primary revolving credit agreement. At September 30, 2009, PCFG had no borrowings under its $10 million revolving credit agreement. Required repayments under the PCFG term debt for the remainder of the year will be $1.0 million.
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
Seasonality
Wholesale Operations
     Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines, customer base and promotional activities, the impact of seasonality on the quarterly results of our wholesale operations has been limited. Promotional activities, including special dating terms, particularly with respect to Halloween and Christmas products sold in the third quarter, and the introduction of our new everyday products and designs during the fourth quarter generally result in higher accounts receivables and inventory balances.

Retail Operations
     Our retail operations are subject to significant seasonal variations. Historically, this segment has realized a significant portion of its revenues, cash flow and net income in the fourth quarter of the year, principally due to its sales in October for the Halloween season and, to a lesser extent, its sales for the end-of-year holidays. In addition, the results of retail operations and cash flows may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings and closings and the timing of the acquisition and disposition of stores.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we have utilized interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the three and nine month periods ended September 30, 2009 and 2008, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and the income before income taxes would have decreased by $1.8 million and $2.5 million for the three month periods ended September 30, 2009 and 2008 and $5.4 million and $7.4 million for the nine month periods ended September 30, 2009 and 2008, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit and operating income of $1.6 million and $1.6 million for the three-month periods ended September 30, 2009 and 2008 and $4.0 million and $4.5 million for the nine-month periods ended September 30, 2009 and 2008, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
Item 4. Controls and Procedures
     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009 pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended September 30, 2009 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMSCAN HOLDINGS, INC.
	By:	/s/ Michael A. Correale
Michael A. Correale
Date: November 13, 2009		Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)