Form 10-K
period 2009-12-31
AMSCAN HOLDINGS INC
filed 2010-03-31
CIK 1024729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

Commission file number 000-21827
Amscan Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3911462
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

80 Grasslands Road Elmsford, NY	10523
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:
(914) 345-2020
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☑ No ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the Common Stock held by non-affiliates of the Registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) at June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $49,669,000.
     The number of outstanding shares of the registrant’s common stock as of March 31, 2010 was 1,000.00.
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
     Amscan Holdings, Inc. (“Amscan” or the “Company”) designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic balloons, accessories, novelties, gifts and stationery. The Company also operates retail party goods and social expressions supply stores in the United States under the names Party City, Party America, The Paper Factory, Halloween USA and Factory Card & Party Outlet, and franchises both individual stores and franchise areas throughout the United States and Puerto Rico principally under the names Party City and Party America. The Company is a wholly-owned subsidiary of AAH Holdings Corporation. (“AAH”).
Wholesale Operations
     We believe we are a leading designer, manufacturer and distributor of decorative party goods in the United States and the largest manufacturer of metallic balloons in the world. We offer one of the broadest and deepest product lines in the party goods industry. We currently offer over 400 party goods ensembles, which range from approximately five to 100 design-coordinated items spanning tableware, accessories, novelties, balloons, decorations and gifts. The breadth of these ensembles enables retailers to encourage additional sales for a single occasion. We market party goods ensembles for a wide variety of occasions including seasonal and religious holidays, special events and themed celebrations. Our seasonal and religious ensembles enhance holiday celebrations throughout the year including New Year’s, Valentine’s Day, St. Patrick’s Day, Easter, Passover, Fourth of July, Halloween, Fall, Thanksgiving, Hanukkah and Christmas. Our special event ensembles include birthdays, christenings, first communions, bar mitzvahs, confirmations, graduations, bridal and baby showers and anniversaries. Our theme-oriented ensembles include Bachelorette, Casino, Chinatown, Cocktail Party, Disco, Fiesta, Fifties Rock-and-Roll, Hawaiian Luau, Hollywood, Mardi Gras, Masquerade, Patriotic, Retirement, Sports, Summer Barbeque and Western. In 2009, approximately 77% of our net sales at wholesale consisted of products designed for non-seasonal occasions, with the remaining 23% comprised of items used for holidays and seasonal celebrations throughout the year. Our extensive gift and stationery product lines, encompassing home, baby and wedding products for general gift giving or self-purchase, further leverage our design, marketing and distribution capabilities.
     Our products are sold at wholesale to party goods superstores, including our company-owned retail stores, other party goods retailers, independent card and gift stores, and other retailers and distributors throughout the world. Sales to the party goods superstore distribution channel account for approximately 52% of our sales at wholesale. Party goods superstores provide consumers with a one-stop source for all of their party needs, generally at discounted prices. In addition, we have strong, long-standing relationships with balloon distributors and independent party and card and gift retailers, with these channels generally accounting for 25% of our sales at wholesale. Approximately 42% of the product sold at wholesale are products manufactured by the Company. The remaining 58% of products sold are supplied by third-party manufacturers, many of whom are located in Asia.
Recent Wholesale Acquisition
     On December 21, 2009, the Company entered into an Asset Purchase Agreement with American Greetings Corporation (“American Greetings”) under which it acquired certain assets, equipment and processes used in the manufacture and distribution of party goods effective on March 1, 2010. In connection with the Asset Purchase Agreement, the companies also entered into a Supply and Distribution Agreement and a Licensing Agreement (collectively, the “Agreements”). Under the terms of the Agreements, on March 1, 2010, the Company has exclusive rights to manufacture and distribute products into various channels including the party store channel. American Greetings will continue to distribute party goods to various channels including to its mass, drug, grocery and specialty retail customers. American Greetings will purchase substantially all of their party goods requirements from the Company and the Company will license from American Greetings the “Designware” brand and other character licenses.
     In connection with the Agreements, American Greetings received total consideration of $45.9 million, including cash of $24.9 million and a warrant to purchase approximately 2% of the Common Stock of AAH.

Retail Operations
     The Company’s various retail operations began as independent retailers and franchisors in the mid to late 1980s. The Company acquired its retail operations in a series of transactions from December 2005 through November 2007. Our retail stores operate under the names Party City, Party America, The Paper Factory, Factory Card & Party Outlet and Halloween USA. Our retail focus is to provide the consumer with broad assortments, deep in-stock inventory positions, a compelling price-value proposition and an exceptional customer experience.
     As of December 31, 2009, the Company’s retail network consisted of 386 party goods supply superstores, 161 party goods and social expressions supply stores, 54 party goods outlet stores and 248 franchisee-owned party goods supply superstores. In addition, during the year ended December 31, 2009, the Company operated 247 temporary Halloween stores principally under the name Halloween USA. The Company’s party goods and social expressions supply stores typically range in size from 8,000 to 12,000 square feet and offer a broad range of products for all occasions, including Amscan and other brand merchandise. The Company’s outlet stores typically range in size from 3,000 to 5,000 square feet, and offer an assortment similar to their larger sister stores. Temporary Halloween stores typically range in size from 5,000 to 20,000 square feet and operate only during the Halloween selling season from the day after Labor Day through November 1 of each year.
     Non-seasonal merchandise generally accounts for approximately 70% of our annual retail net sales, with birthdays being the largest non-seasonal event. Seasonal merchandise for Halloween, Christmas, Summer, Graduation, Easter and other holidays represents the remaining 30% of our annual retail sales.
     Our retail operations generate revenue primarily through the sale of party goods at company-owned stores. Our Party City and Party America chains also generate revenue through the assessment of an initial one-time franchise fee and ongoing franchise royalty payments based on retail sales.
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
Recent Retail Acquisitions
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
     In addition, in November 2007, Party City Corporation (“Party City”), a wholly-owned subsidiary of the Company, completed the acquisition of additional stores from franchisees in a series of transactions involving Party City, Party City Franchise Group Holdings, LLC (“PCFG Holdings”), a majority-owned subsidiary of Party City, and Party City Franchise Group, LLC (“PCFG”), a wholly-owned subsidiary of PCFG Holdings, on November 2, 2007 (“Party City Franchise Group Transaction Date”). Party City contributed cash and eleven of its corporate retail stores located in Florida to PCFG Holdings and PCFG Holdings and PCFG acquired 55 retail stores from three franchisees located in Florida and Georgia. The franchisee sellers received approximately $43.0 million in cash and, in certain instances, equity interests in PCFG Holdings in exchange for the retail stores. The acquisitions were financed through the combination of cash contributed by Party City, which included borrowings under the Company’s existing credit facility, a new credit facility entered into by PCFG (“PCFG Credit Agreement”) and PCFG Holdings equity issued to two franchisees in exchange for certain stores. PCFG Holdings is an unrestricted subsidiary under the Company’s existing debt facilities and the new PCFG Credit Agreement is a stand-alone facility which is not guaranteed by the Company or its other subsidiaries.
     On December 30, 2008, the Company acquired the PCFG Holdings equity held by the two former franchisees, in exchange for total consideration of $15.9 million, which included cash of $0.5 million and warrants to purchase 544.75 shares of AAH common stock at $0.01 per share.

Summary Financial Information about the Company
     Information about the Company’s revenues, income from operations and assets for each of the years in the five-year period ended December 31, 2009, is included in this report in Item 6, “Selected Consolidated Financial Data.” The Company’s consolidated financial statements include the accounts of the Company and its majority-owned and controlled entities.
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
     The results of operations for FCPO and PCFG are included in the consolidated results of operations since their respective dates of acquisition during November 2007.
Our Business Strategy
     Our objective is to be the primary source for consumers’ party goods requirements and to expand our position as a leading national chain of party goods supply stores, while internally improving our operating efficiencies. Key components of our business strategy include the following:
Wholesale Operations
•	Build upon our Position as a Leading Provider to Party Goods Retailers. We will continue to offer convenient “one-stop shopping” for both large party goods superstores and smaller, independent party goods retailers. We will seek to grow our sales to existing stores by increasing our share of sales volume and shelf space, continuing to develop innovative new products and helping retailers promote coordinated ensembles that increase average purchase volume per consumer through “add-on” or impulse purchases.

•	Expand International Presence. We believe there is an opportunity to expand our international business, which represented approximately 13% of our net sales at wholesale in each of the years in the three-year period ended December 31, 2009. We currently have a presence in Europe, Mexico, Canada, Asia and Australia. We have our own sales force in the United Kingdom, Mexico and Canada, and operate through third-party sales representatives elsewhere. The market for decorative party goods outside the U.S. is less mature due to lower consumer awareness of party products and less developed retail distribution channels. Our strategies include broadening our distribution network, increasing accessorization and customization of our products to local tastes and holidays and continuing to deepen retail penetration.

•	Capitalize on Investments in Infrastructure. We intend to increase our net sales and profitability by leveraging the significant investments we have made in our infrastructure. We believe that our state-of-the-art 896,000 square foot distribution facility provides us with warehousing and distribution capabilities to serve anticipated future growth.

•	Continued Growth Through Targeted Acquisitions. We believe that there will be, from time to time, opportunities to make acquisitions of complementary businesses. Through such businesses, we can leverage our existing marketing, distribution and production capabilities, expand our presence in the various retail distribution channels, further broaden and deepen our product lines and increase our penetration in international markets.

Retail Operations
•	Offer a Broad Selection of Merchandise. We will continue to provide customers with convenient one-stop shopping for party supplies by offering what we believe is one of the most extensive selections of party supplies available. The typical retail store offers a broad selection of Amscan and other brand merchandise consisting of more than 20,000 active SKU’s.

•	Maintain Value Price Position. We will continue to use the aggregate buying power of over 800 company-owned and franchise party good stores, which allows us to offer a broad line of high quality merchandise at low prices. We believe we reinforce customers’ expectations of value through our advertising and marketing campaigns.

•	Store Layout and Product Selection. We have a standardized product assortment and continually evaluate our aisle layouts, where appropriate, to allow customers to navigate the store more easily, and to provide increased availability of Amscan and other desired products.

•	Expand Network of Convenient Store Locations. Although we believe that our stores typically are destination shopping locations, we seek to maximize customer traffic and quickly build the visibility of new stores by situating our stores in high traffic areas. Site selection criteria include: population density, demographics, traffic counts, location of complementary retailers, storefront visibility and presence (either in a stand-alone building or in dominant strip shopping centers), competition, lease rates and accessible parking. We believe there are an extensive number of suitable domestic locations available for future stores, and we plan to open approximately 15 new company-owned retail stores and anticipate that our franchisees will open between five and ten franchise stores during 2010. In addition, based on the strong performance of our temporary Halloween stores, subject to the availability of suitable, short-term lease locations, we plan to open more than 100 additional temporary stores in 2010.

•	Provide Excellent Customer Service. We view the quality of our customers’ shopping experience as critical to our continued success, and we are committed to making shopping in our stores an enjoyable experience. For example, at Halloween, our most important selling season, each store significantly increases the number of sales associates available to assist customers. We hire and train qualified store managers and other personnel committed to serving our customers and compensate them based on specific performance measures in order to ensure a customer-service oriented culture in our stores.

•	Information Systems. In recent years, our retail segment upgraded a number of its information systems which will allow us to continue to use technology to enhance our business practices. During 2010, we plan to implement software systems that will align the POS systems of Halloween USA stores with those of our party goods superstores, to further automate its merchandise forecasting and planning functions.
Innovative Product Development and Design Capabilities
     Our 120 person in-house design staff continuously develops fresh, innovative and contemporary product designs and concepts. Our continued investment in art and design results in a steady supply of fresh ideas and the creation of complex, unique ensembles that appeal to consumers. In 2009, we introduced approximately 3,700 new products and 50 new ensembles. Our proprietary designs and strength in developing new product programs at value prices help us keep our products differentiated from the competition.

Product Lines
     The following table sets forth the principal products distributed by the Company at the wholesale level, by product line:

Party Goods and Stationery		Metallic Balloons	Gift
Decorative and Solid Color Tableware	Baby and Wedding Memory Books	Bouquets	Ceramic Giftware
Candles	Decorative Tissues	Standard 18 Inch	Decorative Candles
Cascades and Centerpieces	Gift Wrap, Bows and Bags	Sing-A-Tune SuperShapes	Decorative Frames
Crepe	Invitations, Notes and Stationery	Weights	Mugs
Cutouts	Photograph Albums
Flags and Banners	Stickers and Confetti
Latex Balloons	Serveware, Drinkware
Novelty Gifts	Games
Party Favors	Costumes, Costume Accessories
Piñatas
Scene Setters
Wearables
     The percentage of net sales at wholesale for each product line for 2009, 2008 and 2007 are set forth in the following table:

	2009	2008	2007
Party Goods and Stationery	78%	77%	77%
Metallic Balloons	18	20	19
Gift	4	3	4

	100%	100%	100%

     Our products span a wide range of lifestyle events from age-specific birthdays to theme parties and sporting events, as well as holidays such as Halloween and New Year’s. Approximately 77% of our net sales at wholesale consist of items designed for non-seasonal occasions, with the remaining 23% comprised of items used for holidays and seasonal celebrations throughout the year. Our product offerings cover the following:

Seasonal	Themes	Everyday
New Year’s	Bachelorette	Birthdays
Valentine’s Day	Casino	Anniversaries
St. Patrick’s Day	Card Party	Bar Mitzvahs
Easter	Chinatown	Bridal/Baby Showers
Passover	Cocktail Party	Christenings
Fourth of July	Disco	Confirmations
Halloween	Fiesta	First Communions
Fall	Fifties Rock and Roll	Graduations
Thanksgiving	Hawaiian Luau	Weddings
Hanukkah	Hollywood
Christmas	Mardi Gras
Masquerade
Patriotic
Retirement
Sports
Summer Barbeque Western

Manufactured Products
     Our vertically integrated manufacturing capability ( i.e., our ability to perform each of the steps in the process of converting raw materials into our finished products) enables us to control costs, monitor product quality, manage inventory investment better and provide more efficient order fulfillment. We manufacture items generally representing approximately 42% of our net sales at wholesale. Our facilities in New York, Kentucky, Rhode Island, Minnesota and Mexico are highly automated and produce paper and plastic plates and cups, paper napkins, metallic balloons and other party and novelty items. State-of-the-art printing, forming, folding and packaging equipment support these manufacturing operations. Given our size and sales volume, we are generally able to operate our manufacturing equipment on the basis of at least two shifts per day, thus lowering production costs per unit. In addition, we manufacture products for third parties. This allows us to maintain a satisfactory level of equipment utilization.
Purchased Products
     We purchase products created and designed by us, generally representing approximately 58% of our net sales at wholesale, from independently-owned manufacturers, many of whom are located in Asia and with whom we have long-standing relationships. Our business is not dependent upon any single source of supply for these products. We maintain a sourcing office in Hong Kong that is dedicated to broadening our supplier base and facilitating process development and quality control.
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
Wholesale Sales and Marketing
     Our principal wholesale sales and marketing efforts are conducted through a domestic direct employee sales force of approximately 100 professionals servicing approximately 15,000 retail accounts. Included in this sales force are approximately 20 seasoned sales professionals who primarily service the party goods specialty retailer channel and who, on average, have been affiliated with us for over 20 years. In addition to the employee sales team, a select group of manufacturers’ representatives handle specific account situations. Employees of subsidiaries outside the United States generally service international customers. Our Anagram subsidiary utilizes a group of approximately 35 independent distributors in the United States and approximately 35 international distributors to bring its metallic balloons to the grocery, gift and floral markets, as well as to our party superstore and specialty retailer customers.
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
     To support our sales and marketing efforts, we produce five key decorative party product catalogues annually (five catalogues for seasonal products and one catalogue for everyday products), with additional catalogues to market our metallic balloons and gift products and for international markets. We have also developed a website which displays and describes our product assortment and capabilities. We utilize this website as a marketing tool, providing us with the ability to announce special product promotions, new program launches and other information in an expeditious manner.
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
Wholesale Customers
     Our wholesale customers include our company-owned retail stores, our franchisees, other party goods retailers, independent card and gift retailers and other distributors. We also have a presence in the mass, gift, supermarket and other smaller retail distribution channels. In the aggregate, we supply more than 40,000 retail outlets both domestically and internationally. To deepen our retail penetration at key European hypermarket and supermarket accounts, our focus includes broadening our distribution network, increasing accessorization and customization of our products to local tastes and holidays.
     We have a diverse third party customer base at wholesale. Although net sales to franchise-owned and operated stores represented 18%, 18% and 22% of the Company’s net sales at wholesale for the years ended December 31, 2009, 2008 and 2007, respectively; each franchisee is financially independent and represent a diversified credit exposure. For the years ended December 31, 2009, 2008 and 2007, no individual third party customer accounted for more than 5% of our total sales at wholesale.
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
     Competitors include smaller independent specialty manufacturers, as well as divisions or subsidiaries of large companies with greater financial and other resources than ours. Certain of these competitors control various party goods product licenses for widely recognized images, such as cartoon or motion picture characters, which could provide them with a competitive advantage. However, we control one of the strongest portfolios of character licenses for use in the design and production of our metallic balloons and, primarily as a result of the Agreements with American Greetings, we will have access, in 2010, to a strong portfolio of character and other licenses for party goods.
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
     Although product assortment is continually refreshed and updated, our product categories remain relatively consistent with our historical selection. The typical retail store offers a broad selection of Amscan and other branded merchandise consisting of more than 20,000 SKU’s. Non-seasonal merchandise historically represents two-thirds of a typical store’s selling space and annual net retail sales, while seasonal merchandise historically represents one-third of the selling space. We have over 40 product categories, each of which can be characterized into 11 general themes, including Halloween, Other Seasonal, Birthday, Balloons, Baby, Wedding, Anniversary, Greeting Card and Gift Wrap, Party Basics, Catering and Party Themes.

     We have many product categories that generally relate to birthdays, making this theme the largest non-seasonal occasion at approximately 25% of annual net retail sales. Each birthday product category includes a wide assortment of merchandise to fulfill customer needs for celebrating birthdays, including invitations, thank you cards, tableware, hats, horns, banners, cascades, balloons, novelty gifts, piñatas, favors and candy.
     Halloween is our retail segment’s largest seasonal product category/theme. As a key component of our sales strategy, our stores provide an extensive selection of Halloween products. The stores also carry a broad array of related decorations and accessories for the Halloween season. Our Halloween merchandise is prominently displayed to provide an exciting and fun shopping experience for customers. The stores display Halloween-related merchandise throughout the year to position us as the customer’s Halloween shopping resource. Historically, Halloween business has represented approximately 20% of the annual retail net sales at our party superstores. To maximize our seasonal opportunity, the Company also operates a chain of temporary Halloween stores, generally under the name Halloween USA, during the months of September and October of each year.
     During 2009 we began marketing party goods merchandise through our Party City website. Our website is a cost-effective medium designed to offer a convenient, highly visual, user-friendly, and secure online shopping option for new and existing customers. In addition to the ability to order products, our website gives customers information regarding products, party ideas and promotional offers.
Retailer Suppliers
     As a vertically integrated business, our wholesale operations are the largest supplier to our retail stores, providing 48%, 47% and 47% of the merchandise purchased by our company-owned party goods superstores for the years ended December 31, 2009, 2008 and 2007, respectively. No other supplier provided more than 10% of our retail segment’s purchases during the past three years.
     While our retail segment has historically purchased a significant portion of its other brand merchandise from a relatively small number of sources, we do not believe our retail business is dependent upon any single source of supply for these products. However, certain of these suppliers may control various product licenses for widely recognized images, such as cartoon or motion picture characters, and the loss of such suppliers could materially adversely affect our future business, results of operations, financial condition and cash flow. We consider numerous factors in supplier selection including, but not limited to, price, credit terms, product offerings and quality.
     We strive to maintain sufficient inventory to enable us to provide a high level of service to our customers. Inventory and accounts payable levels, payment terms and return policies are in accordance with the general practices of the party goods supply industry and standard business procedures. We negotiate pricing with suppliers on behalf of all stores in our network (company-owned and franchise). We believe that our buying power enables us to receive favorable pricing terms and enhances our ability to obtain high demand merchandise.
Retail Advertising and Marketing
     Our advertising focuses on promoting specific seasonal occasions as well as general themes, with a strong emphasis on our price-value position. Historically, we have advertised primarily via the use of free-standing inserts in newspapers throughout our market areas. We also utilize other marketing techniques to supplement the inserts, including outdoor, direct mail, newspaper, television and radio advertising in selected markets, with the goal of increasing customer traffic and building our brand. In 2010, we plan to launch a national television advertising program to further develop brand awareness and expand our customer base.
     In addition to selling party goods merchandise, we use our Party City website to communicate products, party ideas and promotional offers.
Franchise Operations
     As of December 31, 2009, we had 248 franchise stores throughout the United States and Puerto Rico. Stores run by franchisees utilize our format, design specifications, methods, standards, operating procedures, systems and trademarks.
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

     Current franchise agreements provide for an assigned area or territory that typically equals a three-mile radius from the franchisee’s store location and the right to use the Party City ® and Party America ® logos and trademarks, including “The Discount Party Super Store ® “. In most stores, the franchisee or the majority owner of a corporate franchisee devotes full time to the management, operation and on-premises supervision of the stores or groups of stores.
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
     As of December 31, 2009, we had three territory agreements with certain franchisees. These agreements grant the holder of the territory the right to open one or more stores within a stated time period.
Competition at Retail
     We operate in highly competitive markets. Our stores compete with a variety of smaller and larger retailers, including, but not limited to, single owner-operated party goods supply stores, specialty party goods supply and paper goods retailers (including superstores), warehouse/merchandise clubs, designated departments in drug stores, general mass merchandisers, supermarkets and department stores of local, regional and national chains and catalogue and Internet merchandisers. In addition, other stores or Internet merchandisers may enter the market and become significant competitors in the future. Our stores compete, among other things, on the basis of location and store layout, product mix, customer convenience and price. Some of our competitors in our markets have greater financial resources than we do.
     We believe that our retail stores maintain a leading position in the party goods supply business by offering a wider breadth of merchandise than most competitors, a greater selection within merchandise classes and low prices on most items in our stores. We believe that our significant buying power, which results from the size of our retail store network, is an important advantage.
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
     Our wholesale and retail segments must also comply with applicable regulations adopted by federal agencies, including product safety regulations, and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals can delay and sometimes prevent the opening of a new store or the shutting down of an existing store.

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
Copyrights and Trademarks
     We own copyrights on the designs we create and use on our products and trademarks on the words and designs used on or in connection with our products. It is our practice to register our copyrights with the United States Copyright Office to the extent we deem necessary. We do not believe that the loss of copyrights or trademarks with respect to any particular product or products would have a material adverse effect on our business. We hold approximately 150 licenses, allowing us to use various cartoon and other characters and designs principally on our metallic balloons. None of these licenses is individually material to our aggregate business.
     We own and permit our franchisees to use a number of trademarks and service marks registered with the United States Patent and Trademark Office, including Party City ®, The Discount Party Super Store ®, Halloween Costume Warehouse ®, Party America ®, The Paper Factory ®, The Factory Card & Party Outlet ®, and Halloween USA ®.
Information Systems
     We continually evaluate and upgrade our information systems to enhance the quantity, quality and timeliness of information available to management and to improve the efficiency of our manufacturing and distribution facilities as well as our service at the store level. We have implemented merchandise replenishment software to complement our distribution, planning and allocation processes. The system enhances the store replenishment function by improving in-stock positions, leveraging our distribution infrastructure and allowing us to become more effective in our use of store labor. In 2008 and 2009, we implemented new Point of Sale systems and upgraded merchandising systems to standardize technology across Party City, Party America, PCFG and FCPO. In 2010, we plan to implement similar systems at our Halloween USA stores.
Employees
     As of December 31, 2009, the Company had approximately 5,058 full-time employees and 7,858 part-time employees, none of whom is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

Item 1A.	Risk Factors
Consumer Demands and Preferences
     As a manufacturer, distributor and retailer, our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Our success depends on our ability to identify product trends as well as to anticipate and respond to changing merchandise trends and consumer demand in a timely manner. We cannot assure you that we will be able to continue to offer assortments of products that appeal to our customers or that we will satisfy changing consumer demands in the future. In addition, if consumers’ demand for single-use, disposable party goods were to diminish in favor of reusable products for environmental or other reasons, our sales could decline. We also sell certain licensed products that are in great demand for short time periods, making it difficult to project our inventory needs for these products. Accordingly, if:
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
     Products we manufacture, primarily tableware and metallic balloons, generally represent approximately 42% of our net sales at wholesale. We believe our ability to manufacture product representing approximately 42% of our sales enables us to lower production costs by optimizing production while minimizing inventory investment, to ensure product quality through rigid quality control procedures during production and to be responsive to our customers’ product design demands.
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
Franchise Program
     Our success depends, in part, upon our ability to contract with and retain qualified franchisees, as well as the ability of those franchisees to operate their stores and promote and develop our store concept. Although we have established criteria to evaluate prospective franchisees and our franchise agreements include certain operating standards, each franchisee operates independently. We cannot assure you that our franchisees will operate stores in a manner consistent with our concept and standards, which could reduce the gross revenues of these stores and therefore reduce our franchise revenue and possibly our wholesale sales. The closing of unprofitable stores or the failure of franchisees to comply with our policies could adversely affect our reputation as well as our revenues. These factors could have a material adverse effect on our revenues and operating income.
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
Additional Capital Requirements
     Our management currently believes that the cash generated by operations, together with the borrowing availability under our credit agreements, will be sufficient to meet our working capital needs for the next twelve months, including investments made and expenses incurred in connection with technology to improve merchandising and distribution systems, support cost reduction initiatives, and improved efficiencies. However, if we are unable to generate sufficient cash from operations, we may be required to adopt one or more alternatives to raise cash, such as incurring additional indebtedness, selling our assets, seeking to raise additional equity capital or restructuring. If adequate financing is unavailable or is unavailable on acceptable terms, we may be unable to maintain, develop or enhance our operations, products and services, take advantage of future opportunities, service our current debt costs, or respond to competitive pressures.

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
     The Company maintains its corporate headquarters in Elmsford, New York and conducts its principal design, manufacturing and distribution operations at the following facilities:

Owned or Leased
(With
	Principal	Square	Expiration
Location	Activity	Feet	Date)
Elmsford, New York	Executive offices, show rooms, design and art production for party products	119,525 square feet	Leased (expiration date: December 31, 2014)

Harriman, New York	Manufacture of paper napkins	74,400 square feet	Leased (expiration date: March 31, 2011)

Newburgh, New York	Manufacture of paper napkins and cups	53,000 square feet	Leased (expiration date: May 31, 2012)

Narragansett, Rhode Island	Manufacture and distribution of plastic plates, cups and bowls	277,689 square feet	Leased (expiration date: April 26, 2011)

Louisville, Kentucky	Manufacture and distribution of paper plates	189,175 square feet	Leased (expiration date: March 31, 2013)

Eden Prairie, Minnesota	Manufacture of metallic balloons and accessories	115,600 square feet	Owned

Eden Prairie, Minnesota	Manufacture of retail, trade show and showroom fixtures	15,324 square feet	Leased (expiration date: July 31, 2012)

Tijuana, Mexico	Manufacture and distribution of party products	100,000 square feet	Leased (expiration date: August 15, 2015)

Chester, New York (1)	Distribution of party and gift products	896,000 square feet	Owned

Milton Keynes, Buckinghamshire, England	Distribution of party products throughout Europe	110,000 square feet	Leased (expiration date: June 30, 2017)

Dorval, Canada	Distribution of party and gift products	19,330 square feet	Leased (expiration date: March 31, 2012)

Edina, Minnesota	Distribution of metallic balloons and accessories	122,312 square feet	Leased (expiration date: December 31, 2015)

Rockaway, New Jersey	Party City corporate offices	106,000 square feet	Leased (expiration date: July 31, 2017)

Naperville, Illinois	Office and distribution of party goods for internet sales	340,000 square-foot	Leased (expiration date: December 31, 2018)

Atlanta, Georgia	Office and storage facilities	13,918 square foot	Leased (expiration date: November 30, 2011)

(1)	Property is subject to a lien mortgage note in the original principal amount of $10.0 million with the New York State Job Development Authority. The lien mortgage note was amended on December 18, 2009. The amended mortgage note for $5.6 million was extended for a period of 60 months and requires fixed monthly payments of principal and interest. At December 31, 2009, the lien mortgage note bears interest at a rate of 2.45%, subject to adjustments semi annually.
     In addition to the facilities listed above, we maintain smaller distribution facilities in Australia, Canada and Mexico. We also maintain sales offices in Australia, Canada, Hong Kong and Japan and showrooms in New York, California, Georgia, Texas, Canada and Hong Kong.

     As of December 31, 2009, there were 386 company-owned Party City and Party America superstores, 161 company-owned FCPO stores and 54 Paper Factory Outlet stores open in the United States. We lease the property for all of our company-owned stores. Our Party City, Party America and FCPO stores range in size from 6,800 to 19,800 square feet, with a typical store size between 8,000 and 12,000 square feet. Our Paper Factory Outlet stores range in size from 3,000 to 5,000 square feet. We do not believe that any individual store property is material to our financial condition or results of operations. Of the leases for the company-owned stores, 106 expire in 2010, 77 expire in 2011, 96 expire in 2012, 108 expire in 2013, 97 expire in 2014 and the balance expire in 2015 or thereafter. We have options to extend most of these leases for a minimum of five years.
     The following table shows the change in our retail network of stores for each of the years in the three-year period ended December 31, 2009.

	2009	2008	2007

Company-owned:
Stores open at beginning of year	643	673	630
Stores opened	6	19	6
Stores acquired	3	6	65
Stores closed / sold	(51)	(55)	(28)

Stores open at end of year	601	643	673

Franchise:
Stores open at beginning of year	273	283	324
Stores opened	1	13	22
Stores acquired	2	7	7
Stores closed, sold or converted to independent	(28)	(30)	(70)

Stores open at end of year	248	273	283

Total company-owned and franchise stores	849	916	956

     As of December 31, 2009, Company and franchise-owned retail stores were located in the following states and Puerto Rico:

State	Company-owned	Franchise	Chain-wide

Alabama	3	8	11
Arizona	1	21	22
Arkansas	1	3	4
California	86	20	106
Colorado	14	1	15
Connecticut	5	3	8
Delaware	1	1	2
Florida	56	11	67
Georgia	26	1	27
Hawaii	0	1	1
Illinois	63	0	63
Indiana	27	0	27
Iowa	9	1	10
Kansas	3	4	7
Kentucky	7	0	7
Louisiana	3	8	11
Maryland	14	12	26
Michigan	34	0	34
Minnesota	0	21	21
Mississippi	2	3	5
Missouri	22	3	25
Montana	0	1	1
Nebraska	6	0	6
Nevada	6	0	6
New Hampshire	1	0	1
New Jersey	14	14	28
New Mexico	0	3	3
New York	42	14	56
North Carolina	3	19	22
North Dakota	0	3	3
Ohio	31	0	31
Oklahoma	3	0	3
Oregon	2	5	7
Pennsylvania	20	11	31
Puerto Rico	0	5	5
South Carolina	2	6	8
Tennessee	8	10	18
Texas	38	24	62
Virginia	11	9	20
Washington	16	2	18
West Virginia	2	0	2
Wisconsin	19	0	19

Total	601	248	849

     In 2009, the Company operated 247 temporary Halloween stores principally under the Halloween USA name. Under this program, we operate temporary stores under short-term leases with terms of approximately four months, to cover the early September through early November Halloween season.
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
     As of the close of business on March 31, 2010, there were 120 holders of record of the Company’s common stock.
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

Equity Compensation Plan Information
The following table sets forth certain information as of December 31, 2009, concerning our equity compensation plans (1);

	(a)	(b)	(c)
	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
	and Rights	and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	2,933.03	$13,462	48.04

Equity compensation plans not approved by security holders	—	—	—

Total	2,933.03	$13,462	48.04

(1)	See Note 15 to our consolidated financial statements included herein for a description of our equity incentive plan.

Item 6.	Selected Consolidated Financial Data
     The selected consolidated financial data presented below as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, are derived from the consolidated financial statements of the Company. The consolidated financial statements as of and for the years ended December 31, 2009, 2008 and 2007, are included in this report under Item 8, “Financial Statements and Supplementary Data.” The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2009		2008		2007(1)		2006(2)		2005(3)
(Dollars in thousands)

Income Statement Data :
Revenues:
Net sales	$1,467,324		$1,537,641		$1,221,516		$993,342		$417,226
Royalties and franchise fees	19,494		22,020		25,888		21,746		509

Total revenues	1,486,818		1,559,661		1,247,404		1,015,088		417,735
Expenses:
Cost of sales	899,041		966,426		777,586		676,527		281,632
Selling expenses	39,786		41,894		41,899		39,449		36,181
Retail operating expenses	261,691		273,627		191,423		126,224		1,824
Franchise expenses	11,991		13,686		12,883		13,009		779
General and administrative expenses	119,193		120,272		105,707		84,836		36,026
Art and development costs	13,243		12,462		12,149		10,338		8,941
Impairment of trade name(4)	—		17,376		—		—		—

Income from operations	141,873		113,918		105,757		64,705		52,352
Interest expense, net	41,481		50,915		54,590		54,887		31,907
Other (income) expense, net (5)(6)	(32)		(818)		18,214		(1,000)		3,224

Income before income taxes	100,424		63,821		32,953		10,818		17,221
Income tax expense	37,673		24,188		13,246		4,295		4,940

Net income	62,751		39,633		19,707		6,523		12,281
Less: net income (loss) attributable to noncontrolling interests	198		(877)		446		83		21

Net income attributable to Amscan Holdings, Inc.	$62,553		$40,510		$19,261		$6,440		$12,260

Other Financial Data:
Capital expenditures, including assets under capital leases	26,254		53,701		36,648		40,376		17,051
Depreciation and amortization	44,382		47,278		38,093		38,619		18,602
Ratio of earnings to fixed charges(7)	2.2	x	1.6	x	1.4	x	1.1	x	1.5	x

	At December 31,
	2009	2008	2007	2006	2005
(Dollars in thousands)

Balance Sheet Data:
Working capital	$173,065	$87,726	$108,374	$167,561	$157,139
Total assets(8)(9)	1,480,501	1,507,977	1,498,845	1,217,371	1,118,947
Short-term obligations(10)	$112,541	$170,880	$161,790	$8,633	$2,643
Long-term obligations(8)(9)	538,892	550,755	584,336	558,372	561,567

Total obligations	$651,433	$721,635	$746,126	$567,005	$564,210

Redeemable common securities(11)	$18,389	$18,171	$33,782	$9,343	$6,821
AHI stockholders’ Equity(8) (9) (11)	$476,985	$410,228	$375,586	$359,839	$320,810
Non controlling interest	2,137	1,889	2,488	2,052	1,985

Total equity	$479,122	$412,117	$378,074	$361,891	$322,795

(1)	FCPO and PCFG are included in the balance sheet data as of December 31, 2007, and the statement of operations and other financial data from Party City Franchise Group Transaction Date (November 2, 2007) and the Factory Card & Party Outlet Acquisition Date (November 16, 2007), respectively.

(2)	Party America is included in the balance sheet data beginning with December 31, 2006, and the statement of operations and other financial data from the Party America Acquisition Date (September 29, 2006).

(3)	Party City is included in the balance sheet data beginning with December 31, 2005 and the statement of operations and other financial data from the Party City Acquisition Date (December 23, 2005).

(4)	During the fourth quarter of 2008, the Company instituted a program to convert its company-owned and franchised Party America stores to Party City stores and recorded a $17.4 million charge for the impairment of the Party America trade name

(5)	In connection with the refinancing of debt in May 2007, the Company recorded non-recurring expenses of $16.2 million, including $6.2 million of debt retirement costs, $6.3 million write off of deferred finance costs, and a $3.7 million write-off of original issue discount associated with the repayment of debt.

(6)	In connection with the Party City Acquisition in December 2005, the Company recorded non-recurring expenses for the write-off of $4.0 million of deferred financing costs associated with the repayment of the then outstanding debt.

(7)	For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes and minority interests plus fixed charges. Fixed charges consist of interest expense on all obligations, amortization of deferred financing costs and an estimate of the rental expense on operating leases representing that portion of rental expense deemed by the Company to be attributable to interest.

(8)	Common stock issued to consummate the Party America Acquisition totaled $29.7 million. Cash also paid to consummate the acquisition included $1.1 million for transaction costs, and $12.6 million to repay Party America senior debt.

(9)	Cash paid to consummate the Party City Acquisition totaled $567.0 million. Financing for the acquisition, including the repayment of borrowings under the Company’s 2004 Senior Secured Credit Facility, was provided by: (i) the $166.4 million Equity Investment in the Company’s parent, AAH, (ii) the $325 million First Term Loan (net of an original issue discount of $3.25 million), (iii) the $60 million Second Term Loan (net of an original issue discount of $1.5 million) and (iv) cash on-hand of $20.4 million.

(10)	Short-term obligations consist primarily of borrowings under bank lines of credit and the current portion of long-term debt. At December 31, 2008, the current portion of long-term debt includes $27.5 million of PCFG term debt that has been classified as current due to the PCFG’s noncompliance with the loan agreement’s financial covenants. See “Liquidity and Capital Resources”.

(11)	Under the terms of the AAH stockholders’ agreement dated April 30, 2004, we have an option to purchase all of the shares of common stock held by former management stockholders, as defined, and, under certain circumstances, including death and disability, former management stockholders can require us to purchase all of the shares held by the former associates. The purchase price as prescribed in the stockholders’ agreements is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by us to all management stockholders, based on fully paid and vested shares, is classified as redeemable common securities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     Our wholesale revenues are generated from the sales of approximately 35,000 SKU’s consisting of party goods for all occasions, including paper and plastic tableware, accessories and novelties, metallic balloons, stationery and gift items. Tableware (e.g., plates, cups, cutlery, napkins and tablecovers) is our core product category, with coordinating accessories (e.g., balloons, banners, gifts and stationery) and novelties (e.g., party favors) being offered to complement these tableware products. Our products are sold at wholesale to party goods superstores, including our company-owned retail stores, other party goods retailers, independent card and gift stores, and other retailers and distributors throughout the world. As a metallic balloon manufacturer, we have a strong presence in grocery, gift and floral distribution channels. With our retail segment, we operate 601 retail party and social expressions supply stores within the continental United States, and franchise individual store and franchise areas throughout the United States and Puerto Rico. At December 31, 2009, our network included 248 franchise stores. Our retail operations generate revenue primarily through the sale of more than 20,000 Amscan and other branded SKU’s through our company-owned stores, and through the imposition of an initial one-time franchise fee and ongoing franchise royalty payments based on retail sales from our franchised stores.
Results of Operations
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Percentage of Total Revenues

	Year Ended December 31,
	2009	2008
Revenues:
Net sales	98.7%	98.6%
Royalties and franchise fees	1.3	1.4

Total revenues	100.0	100.0

Expenses:
Cost of sales	60.5	62.0
Selling expenses	2.7	2.7
Retail operating expenses	17.6	17.5
Franchise expenses	0.8	0.9
General and administrative expenses	8.0	7.7
Art and development costs	0.9	0.8
Impairment of trade name	0.0	1.1

Total expenses	90.5	92.7

Income from operations	9.5	7.3

Interest expense, net	2.8	3.3
Other income, net	0.0	(0.1)

Income before income taxes	6.7	4.1

Income tax expense	2.5	1.6

Net income	4.2	2.5
Less net income (loss) attributable to noncontrolling interests	0.0	(0.1)

Net income attributable to Amscan Holdings, Inc.	4.2%	2.6%

Total Revenues
     The following table sets forth the Company’s total revenues for the years ended December 31, 2009 and 2008, respectively.

	Year Ended December 31,
	2009		2008
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue
Revenues:
Sales:
Wholesale	$633,006	42.6%	$653,403	41.9%
Eliminations	(221,647)	(14.9)	(214,898)	(13.8)

Net wholesale	411,359	27.7	438,505	28.1
Retail	1,055,965	71.0	1,099,136	70.5

Total net sales	1,467,324	98.7	1,537,641	98.6
Franchise related	19,494	1.3	22,020	1.4

Total revenues	$1,486,818	100.0%	$1,559,661	100.0%

     Wholesale
     Net sales for 2009 of $411.4 million were $27.1 million or 6.2% lower than net sales for 2008, principally as a result of the downturn in the U.S. economy. Net sales to franchised and domestic independent party stores totaled $161.3 million and were $14.5 million or 8.3% lower than 2008 sales. Net sales to non-affiliated domestic retail channels totaled $84.6 million and were $1.9 million or 2.2% lower than in 2008, as the negative impact of the economy was partially offset by a seasonal direct import and contract manufacturing program for a supplier to the mass market and other channels. Net sales of metallic balloons were $84.5 million or 8.9% lower than in 2008, as wholesale distributors and retailers rationalized stock inventory levels in light of the economic downturn. International sales totaled $81.0 million and were $2.5 million or 3.0% lower than in 2008. Fluctuations in foreign currency account for an $11.0 million decrease in international sales, more than offsetting volume related growth in local currency sales, principally at European national accounts.
     Intercompany sales to our retail affiliates of $221.6 million were $6.7 million or 3.1% higher than in 2008. The increase in intercompany sales principally reflects growth in our share of shelf at our company-owned retail stores, particularly the FCPO stores acquired in November of 2007. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements
     Retail
     Net retail sales at our company-owned stores for 2009 of $1,056 million were $43.2 million or 3.9% lower than net retail sales for 2008, reflecting the downturn in the U.S. economy and the operation of fewer Factory Card & Party Outlet and Paper Factory Outlet stores during 2009 and the inclusion of a 53rd week in our 2008 retail calendar. Net retail sales of our company-owned Big Box party goods stores (i.e., stores generally greater than 8,000 square feet) totaled $790.9 million and were $42.2 million or 5.1% lower than in 2008. Same store sales during 2009 decreased 3.4% compared to 2008 as the result of a decrease in transaction count, as the average dollar per transaction remained consistent between 2009 and 2008. Net retail sales at our FCPO stores of $197.0 million decreased $29.5 million or 13.0%, reflecting a 3.0% decrease in store count by year end and a decrease of 5.0% in same store sales. The decrease in same store sales reflects a 5.3% decrease in transaction count partially offset by a 0.3% increase in average dollar per transaction. Net retail sales at our TPF outlet stores totaled $22.6 million and were $14.4 million or 38.9% lower than in 2008, principally due to the operation of 50% fewer outlet stores by year end, and a 15.9% decrease in same store sales. Net sales at our temporary Halloween stores totaled $68.0 million and were $28.6 million or 72.3% higher than in 2008 due to a 7.5% increase in average sales per store and a 65.7% increase in store count compared to 2008.

Royalties and franchise fees
     Franchise related revenue for the year ended December 31, 2009, consisting of royalties and franchise fees, totaled $19.5 million or 11.5% lower than in 2008, as our franchise store count decreased by 23 stores or 8.4% and the stores experienced a same-store net sales decrease of 2.3% compared to 2008.
Gross Profit
     The following table sets forth the Company’s consolidated gross profit on net sales for the years ended December 31, 2009 and 2008, respectively.

	Year Ended December 31,
	2009		2008
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue
Wholesale	$148,424	36.1%	$142,438	32.5%
Retail	419,859	39.8%	428,777	39.0%

Total	$568,283	38.7%	$571,215	37.1%

     The gross profit margin on net sales at wholesale for 2009 was 36.1% or 360 basis points higher than in 2008. The increase in wholesale gross profit margin principally reflects reductions in distribution costs and changes in product mix, including fewer full case sales in 2009, which generally have lower profit margins.
     Retail gross profit margin for 2009 was 39.8% or 80 basis points higher than in 2008, primarily the result of favorable variances in inventory shrink and damage reserves as compared to 2008.
Operating expenses
     Selling expenses totaled $39.8 million and were $2.1 million or 5.0% lower than in 2008, reflecting a decrease in variable selling expenses, consistent with the decrease in wholesale sales, and a reduction in the size of our sales force and changes in foreign currency exchange rates, partially offset by inflationary increases principally in base compensation and employee benefits. Selling expenses were 2.7% of total revenue in both 2009 and 2008.
     Retail operating expenses of $261.7 million for 2009 were $11.9 million or 4.3% lower than 2008, principally reflecting a reduction in store count. Retail operating expenses were 24.8% of retail sales in 2009 and comparable to 2008. Franchise expenses for 2009 of $12.0 million were $1.7 million or 12.3% lower than in 2008, also reflecting a reduction in store count. Franchise expenses were 61.5% of franchise related revenue in 2009 compared to 62.2% in 2008.
     General and administrative expenses for 2009 totaled $119.2 million and were $1.1 million or 0.9% lower than in 2008. The decrease in general and administrative expenses reflects the benefit of a management-directed cost reduction program, which included reductions in work force, travel and other expenses, the reduction of a prior year purchase accounting reserve, and the impact of changes in foreign currency exchange rates. These decreases were partially offset by inflationary increases, particularly in base compensation and employee benefits, increased support for our expanding temporary Halloween operations, an increase in consulting expense and additional provision for bad debts due to the bankruptcy of a national account in Europe. As a percentage of total revenues, general and administrative expenses were 8.0% for 2009 compared to 7.7% for 2008.
     Art and development costs of $13.2 million for 2009 were comparable to 2008 expenses. As a percentage of total revenues, art and development costs were 0.9% and 0.8% of total revenues for 2009 and 2008, respectively.
Interest expense, net
     Interest expense of $41.5 million for 2009 was $9.4 million lower than for 2008, reflecting the impact of lower average debt and Libor rates.

Other income, net
     Other income, net, in 2009 primarily includes our share of income from an unconsolidated balloon distribution joint venture located in Mexico partially offset by foreign currency transaction losses and other expenses.
Income tax expense
     Income tax expense for 2009 and 2008 were based upon the estimated consolidated effective income tax rates of 37.5% and 37.9% for the years ended December 31, 2009 and December 31, 2008, respectively. The decrease in the 2009 effective income tax rate is primarily attributable to a lower average state income tax rate and the expiration of state statutes of limitations for certain states that resulted in the recognition of previous unrecognized tax benefits and the favorable settlement of the audits of our 2006 and 2005 federal tax returns. These tax rate reductions were partially offset by a lower domestic manufacturing deduction, as a percentage of pre-tax income.
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Percentage of Total Revenues

	Year Ended
	December 31,
	2008	2007

Revenues:
Net sales	98.6%	97.9%
Royalties and franchise fees	1.4	2.1

Total revenues	100.0	100.0

Expenses:
Cost of sales	62.0	62.3
Selling expenses	2.7	3.4
Retail operating expenses	17.5	15.3
Franchise expenses	0.9	1.0
General and administrative expenses	7.7	8.5
Art and development costs	0.8	1.0
Impairment of trade name	1.1	—

Total expenses	92.7	91.5

Income from operations	7.3	8.5

Interest expense, net	3.3	4.4
Other (income) expense, net	(0.1)	1.5

Income before income taxes	4.1	2.6

Income tax expense	1.6	1.1

Net income	2.5	1.5

Less net (loss) income attributable to noncontrolling interests	(0.1)	0.0

Net income attributable to Amscan Holdings, Inc.	2.6%	1.5%

Total Revenues
     The following table sets forth the Company’s total revenues for the years ended December 31, 2008 and 2007, respectively.

	Year Ended December 31,
	2008		2007
	Dollars in	Percentage of	Dollars in	Percentage of
	thousands	Total Revenue	thousands	Total Revenue

Revenues:
Sales:
Wholesale	$653,403	41.9%	$626,476	50.2%
Eliminations	(214,898)	(13.8)	(173,143)	(13.9)

Net wholesale	438,505	28.1	453,333	36.3
Retail	1,099,136	70.5	768,183	61.6

Total net sales	1,537,641	98.6	1,221,516	97.9
Franchise related	22,020	1.4	25,888	2.1

Total revenues	$1,559,661	100.0%	$1,247,404	100.0%

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
     Net sales to party goods superstores (including our franchisees) and independent party stores totaled $151.5 million and were $5.2 million or 3.6% higher than adjusted 2007 sales, reflecting synergy-driven increases in sales to franchisees. Net sales of metallic balloons were $92.7 million or 4.5% higher than in 2007, principally the result of increased sales to international balloon distributors and the domestic mass market. Net sales to other retail channels (including card and gift stores, mass merchant, drug, craft and contract manufacturing) were $110.8 million or 3.2% higher than 2007, principally due to higher contract manufacturing sales early in 2008. International sales totaled $83.5 million and were $3.5 million or 4.4% higher than in 2007, as strong demand for new party programs at several European national accounts was partially offset by the impact of foreign currency fluctuations.
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
     Retail operating expenses of $273.6 million for 2008 were $82.2 million higher than 2007, reflecting the full year expenses of PCFG and FCPO. Retail operating expenses were 24.9% of retail sales in both 2008 and 2007. Franchise expenses for 2008 of $13.7 million increased to 62.1% of franchise related revenue in 2008 compared to 49.8% in 2007, principally as a result of the elimination of royalties from PCFG’s former franchise stores.
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
Interest expense, net
     Interest expense of $50.9 million for 2008 was $3.8 million lower than for 2007, reflecting the impact of lower Libor as well as lower margin rates following our May 2007 debt refinancing, on higher average debt, following the PCFG transaction and the FCPO acquisition.

Other (income) expense, net
     Other income, net, totaled $0.8 million in 2008, as a net gain on the disposal of assets and our share of income from an unconsolidated balloon distribution joint venture located in Mexico were partially offset by the cost to amend a licensing agreement. In 2007, other expense, net of $18.2 million principally consists of debt retirement costs related to the refinancing of our term and revolving credit facilities during the second quarter of 2007, and a reserve recorded against an investment in a foreign subsidiary. It also includes derivative gains and losses, a net loss on the disposal of assets and our share of income from the unconsolidated joint venture. The undistributed income from the unconsolidated joint venture includes the elimination of intercompany profit in the joint venture’s inventory at December 31, 2008 and 2007.
Income tax expense
     Income tax expense for 2008 and 2007 were based upon the estimated consolidated effective income tax rates of 37.9% and 40.2% for the years ended December 31, 2008 and December 31, 2007, respectively. The decrease in the 2008 effective income tax rate is primarily attributable to a lower average state income tax rate.
Liquidity and Capital Resources
Capital Structure
     On May 25, 2007, the Company and its parent company, AAH, entered into (i) a $375 million Term Loan Credit Agreement (the “Term Loan Credit Agreement”), and (ii) an ABL Credit Agreement (the “ABL Credit Agreement”) with a committed revolving credit facility in an aggregate principal amount of up to $250 million (as amended). The Company used the proceeds from these facilities to terminate a previously existing $410 million first lien credit and guaranty agreement and (ii) the $60 million second lien credit and guaranty agreement.
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
     The Term Loan Credit Agreement provides that the term loans may be prepaid any time prior to their maturity. The term loans are subject to mandatory prepayment out of (i) 100% of net proceeds arising from asset sales, insurance and condemnation proceeds, subject to reinvestment provisions, (ii) 50% of net proceeds arising from certain equity issuances by the Company or its subsidiaries (which percentage will be reduced to 25% or 0% if the Company’s total leverage ratio is less than specified ratios), (iii) net proceeds arising from any debt issued by the Company or its subsidiaries and (iv) 50% (which percentage will be reduced to 25% or 0% if the Company’s total leverage ratio is less than specified ratios) of the Company’s Excess Cash Flow, as defined, if any.
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
     At December 31, 2009, the balance of the Term Loan was $364.7 million.

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
     The ABL Credit Agreement provides for two pricing options: (i) an alternate base rate (“ABR”) equal to the greater of (a) Credit Suisse’s prime rate in effect on such day and (b) the federal funds effective rate in effect on such day plus 1/2 of 1% or (ii) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin is up to 0.50% with respect to ABR borrowings and from 1.00% to 1.50% with respect to LIBOR borrowings. The applicable margin at December 31, 2009 was 0.0% with respect to ABR borrowings and 1.00% with respect to LIBOR borrowings.
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
     Borrowings under the ABL Credit Agreement were $77.0 million and outstanding standby letters of credit totaled $11.6 million at December 31, 2009.
Unrestricted Subsidiary Credit Agreement
     On November 2, 2007, PCFG entered into a Credit Agreement (the “PCFG Credit Agreement”), among PCFG, CIT Group/Business Credit, Inc., as Administrative Agent and Collateral Agent, Newstar Financial, Inc., as Syndication Agent, CIT Capital Securities LLC, as Sole Arranger, and the Lenders party thereto.
     Pursuant to the PCFG Credit Agreement, PCFG borrowed $30.0 million in term loans (“PCFG Term Loan”) and obtained a committed revolving credit facility in an aggregate principal amount of up to $10.0 million, as amended, for working capital and general corporate purposes and the issuance of letters of credit (of up to $5.0 million at any time outstanding) (“PCFG Revolver”). At December 31, 2009, the balance of the term loan was $23.0 million, borrowings under the PCFG Revolver were $0.6 million and there were no outstanding letters of credit. The Company is in compliance with the terms the PCFG Credit Agreement at December 31, 2009.
     PCFG and PCFG Holdings, the sole member of PCFG, have been designated by the Board of Directors of the Company as “Unrestricted Subsidiaries” pursuant to the Company’s existing ABL Credit Agreement, and the indenture governing its 8.75% Senior Subordinated Notes and neither PCFG nor PCFG Holdings is a guarantor of any of the Company’s other credit facilities or indenture. In addition, PCFG’s credit facility is a stand-alone facility for PCFG and is not guaranteed by the Company or its other subsidiaries.
     At December 31, 2008, PCFG had not been in compliance with the financial covenants contained in the PCFG Credit Agreement. Effective September 30, 2009, PCFG and its lenders entered into a Waiver and Amendment Agreement which provided that, among other things, (1) interest would be accrued prospectively at either (i) for ABR borrowings, the Alternate Base Rate plus 6.00%, with a floor of 4.00% for the Alternate Base Rate or (ii) the Adjusted LIBO Rate plus 7.00% with a floor of 3.00% for the Adjusted LIBO Rate, (2) PCFG would pay an additional $1.5 million in principal on the Term Loans at the effective date of the waiver and amendment , and thereafter the quarterly amortization payment for the Term Loans would be $1.0 million each quarter until the Maturity Date, (3) the PCFG Revolver would be limited to a maximum of $10.0 million, and (4) financials covenants related to leverage ratio, fixed charge coverage ratio, minimum EBITDA, and maximum capital expenditures, were revised. As PCFG is an unrestricted subsidiary, the acceleration of our obligation under the PCFG Term Loan would not constitute an event of default under our other debt instruments.
Other Credit Agreements
     At December 31, 2009, we have a $0.4 million Canadian dollar denominated revolving credit facility that bears interest at the Canadian prime rate plus 1.1% and expires in April 2010, and a 1.4 million British Pound Sterling denominated revolving credit facility that bears interest at the UK base rate plus 1.75% on the first 1.0 million British Pound Sterling and 4.75% over the UK base rate on the remaining $0.4 million British Pound Sterling. The British Pound Sterling revolving credit facility expires on June 30, 2010. At December 31, 2009 the borrowings outstanding under the British Pound Sterling revolving credit facility was 0.4 million British Pound Sterling. We expect to renew these revolving credit facilities upon expiration.
     Long-term borrowings at December 31, 2009 include a mortgage note with the New York State Job Development Authority of $5.6 million. The mortgage note was amended on December 18, 2009, extending the fixed monthly payments of principal and interest for a period of 60 months up to and including December 31, 2014. The note bears interest at the rate of 2.45%, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority’s confidential internal protocols. The mortgage note is collateralized by a distribution facility located in Chester, New York.
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
     We have entered into various capital leases for machinery and equipment and automobiles with implicit interest rates ranging from 4.39% to 11.65% which extend to 2013. The Company has numerous non-cancelable operating leases for its retail store sites as well as several leases for offices, distribution and manufacturing facilities, showrooms and equipment. These leases expire on various dates through 2020 and generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance costs.
     Rent expense for the years ended December 31, 2009 and 2008 totaled $136.8 million and $142.5 million, respectively. Minimum lease payments currently required under non-cancelable operating leases for the year ending December 31, 2010, approximate $108.7 million.
     Restructuring costs associated with the Factory Card & Party Outlet Acquisition of $9.1 million were accrued for as part of net assets acquired. Through December 31, 2009, the Company incurred $6.7 million in restructuring costs, including $3.8 million incurred in 2009. The Company expects to incur the balance in 2010.
     During October of 2009, the Company communicated its plan to close the FCPO corporate office in Naperville, Illinois and to consolidate its retail corporate office operations with those of Party City, in Rockaway, New Jersey. In connection with the closing, the Company recorded additional planned severances costs of $1.8 million during 2009 and expects to incur additional retention costs of $1.5 million through April 2010. The Company will continue to utilize the Naperville facility as a distribution center for greeting cards and other products.
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
Cash Flow Data — Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
     Net cash provided by operating activities during the year ended December 31, 2009 totaled $123.9 million, as compared to $79.9 million for the year ended December 31, 2008. Net cash flow provided by operating activities before changes in operating assets and liabilities for the years ended December 31, 2009 and 2008, was $124.2 million and $102.6 million, respectively. Changes in operating assets and liabilities for the year ended December 31, 2009 and 2008 resulted in the use of cash of $0.2 million and $22.7 million, respectively. The increase in cash provided by operating activities during 2009 principally reflects an increase in income from operations and decreases in interest expense and inventory levels, partially offset by an increase in other assets.
     During the years ended December 31, 2009 and 2008, net cash used in investing activities totaled $54.4 million and $51.2 million, respectively. Investing activities for 2009 included $24.9 million paid in escrow in connection with the Asset Purchase Agreement with American Greetings. Retail capital expenditures, principally for store renovations and updated information systems, totaled $16.3 million in 2009, while wholesale capital expenditures totaled $9.9 million.
     During the years ended December 31, 2009 and 2008, net cash used in financing activities was $70.2 million and $23.0 million respectively. During 2009, the majority of cash used in financing activities was used to reduce borrowings under our revolving line of credit. Additionally, cash used in financing activities included scheduled payments on our long-term obligations that totaled $11.0 million compared to $8.9 million during the year ended December 31, 2008. Scheduled payments during the year ended December 31, 2009 included an additional $2.5 million for payments on the PCFG term loan in connection with the amended credit agreement.
Cash Flow Data — Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
     Net cash provided by operating activities during the year ended December 31, 2008 totaled $79.9 million, as compared to $9.6 million for the year ended December 31, 2007. Net cash flow provided by operating activities before changes in operating assets and liabilities for the years ended December 31, 2008 and 2007, were $102.6 million and $70.8 million, respectively. Changes in operating assets and liabilities for the years ended December 31, 2008 and 2007 resulted in the use of cash of $22.7 million and $61.2 million, respectively. The increase in cash provided by operating activities during 2008 principally reflects cash generated by the retail operations acquired in the fourth quarter of 2007, partially offset by higher levels of inventory.
     During the years ended December 31, 2008 and 2007, net cash used in investing activities totaled $51.2 million and $133.4 million, respectively. Investing activities for 2008 include $1.6 million of costs associated with our prior year acquisition of FCPO and our investment in PCFG. Retail capital expenditures, principally for store renovations and updated information systems, totaled $42.7 million in 2008, while wholesale capital expenditures totaled $10.3 million. Investing activities for 2007 include our $73.6 million acquisition of FCPO, our $32.4 million, net, investments in PCFG, Halloween USA and other franchise store transactions, retail capital expenditures of $13.5 million and wholesale capital expenditures of $13.9 million.
     During the years ended December 31, 2008, net cash used in financing activities was $23.0 million. During 2008, cash used to reduce borrowings under our revolving line of credit and for scheduled payments on our long-term obligations totaled $26.8 million. In addition, in 2008, the Company used $0.5 million to purchase redeemable common stock. Sources of cash included $2.5 million generated by the sale of an additional minority interest in PCFG and $1.8 million in tax benefits related to the exercise of common stock options held by employees. During the year ended December 31, 2007, net cash provided by financing activities was $134.6 million. Sources included (i) net borrowings under our revolving credit agreements of $152.7 million, principally used to acquire FCPO, PCFG, and Halloween USA, and (ii) capital contributions of $4.7 million. These sources were partially offset by a $10 million reduction of our term loan resulting from the refinancing, a $11.8 million cost to refinance current debt and retire prior debt, and scheduled payments on capital leases and other long-term obligations.

Tabular Disclosure of Contractual Obligations
     Our contractual obligations at December 31, 2009 are summarized by the year in which the payments are due in the following table (dollars in thousands):

	Total	2010	2011	2012	2013	2014	Thereafter

Long-term debt obligations (a)	$568,288	$38,819	$8,845	$19,870	$324,583	$176,171	$—
Capital lease obligations (a)	5,510	2,087	2,065	1,346	12	—	—
Operating lease obligations (b)	408,567	108,719	91,906	75,845	49,607	28,736	53,754
Merchandise purchase commitments (c)	9,950	4,422	4,422	1,106	—	—	—
Minimum product royalty obligations	11,575	3,292	5,077	2,289	451	466	—

Total contractual obligations	$1,003,890	$157,339	$112,315	$100,456	$374,653	$205,373	$53,754

(a)	See Note 8 to our Consolidated Financial Statements which are included in this report beginning on page F-2.

(b)	We are also an assignor with continuing lease liability for seven stores sold to franchisees that expire through 2014. The assigned lease obligations continue until the applicable leases expire. The maximum amount of the assigned lease obligations may vary, but is limited to the sum of the total amount due under the lease. At December 31, 2009, the maximum amount of the assigned lease obligations was approximately $4.2 million and is not included in the table above.

The operating lease obligations included above do not include contingent rent based upon sales volume (which represented less than 1% of minimum lease obligations in 2009), or other variable costs such as maintenance, insurance and taxes. See Note 17 to our Consolidated Financial Statements which are included in this report beginning on page F-2.

(c)	The Company has certain purchase commitments with vendors requiring minimum purchase commitments through 2012.
     At December 31, 2009 there were no non-cancelable purchase orders related to capital expenditures.
     At December 31, 2009, there were $77.0 million of borrowings under our ABL Credit Agreement, and standby letters of credit totaling $11.6 million. Under our PCFG Revolver there were $0.6 million borrowings and no standby letters of credit. See Note 8 to our Consolidated Financial Statements which are included in this report beginning on page F-2.
     Not included in the above table are $1.0 million of net potential cash obligations associated with unrecognized tax benefits due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations. Please refer to Note 16, “Income Taxes,” in the Notes to Consolidated Financial Statements for further information related to unrecognized tax benefits.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.
Effects of Inflation
     Although we expect that our operating results will be influenced by general economic conditions, we do not believe that inflation has had a material effect on our results of operations during the periods presented. However, there can be no assurance that our business will not be affected by inflation in the future.

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
     Goodwill is reviewed for potential impairment, on an annual basis or more frequently if circumstances indicate a possible impairment, by comparing the fair value of a reporting unit with its carrying amount, including goodwill. We estimate the fair value of each reporting unit using expected discounted cash flows. If the carrying amount of a reporting unit exceeds its fair value, the excess, if any, of the fair value of the reporting unit over amounts allocable to the unit’s other assets and liabilities is the implied fair value of goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. The fair value of a reporting unit refers to the amount at which the unit as a whole could be sold in a current transaction between willing parties.
Insurance accruals
     Our consolidated balance sheet includes significant liabilities with respect to self-insured workers’ compensation, medical and general liability claims. We estimated the required liability for such claims based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). Adjustments to earnings resulting from changes in historical loss trends have been insignificant. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings.
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
     The Company’s income tax returns are periodically audited by the Internal Revenue Service and by various state and local jurisdictions. The Company reserves for uncertain tax positions according to the guidance of FIN No. 48. See further discussion in Note 16 of the Notes to the Consolidated Financial Statements.
Stock-Based Compensation
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards, Accounting Standards Codification or “ASC” Subtopic 718 (“SFAS“No. 123(R)) “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” as amended. ASC Subtopic 718 (SFAS No. 123(R)) establishes standards for the accounting for transactions where an entity exchanges its equity for goods or services and transactions that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. ASC Subtopic 718 (SFAS No. 123(R)) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Generally, the fair value approach in ASC Subtopic 718 (SFAS No. 123(R)) is similar to the fair value approach described in SFAS No. 123.
     The Company adopted ASC Subtopic 718 (SFAS No. 123(R)) using the prospective method. Since the Company’s common stock is not publicly traded, the options granted in 2005 under SFAS No. 123 continue to be expensed under the provisions of SFAS No. 123 using a minimum value method. Options issued subsequent to January 1, 2006 are expensed under the provisions of ASC Subtopic 718 (SFAS No. 123(R)) (see Note 15).
Legal Proceedings
     We are a party to certain claims and litigation in the ordinary course of business. We do not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon our financial condition or future results of operations.
Recently Issued Accounting Standards
Implemented:
     Effective in the third quarter 2009, the Company adopted ASC 105 Generally Accepted Accounting Standards which became the single source for all authoritative generally accepted accounting principles, or GAAP, recognized by the FASB. ASC 105 does not change GAAP and did not impact the Company’s results of operations, cash flows or financial position. Subsequent revisions to GAAP will be incorporated into the ASC through issuance of Accounting Standards Updates (“ASU”).
     Effective January 1, 2009, the Company adopted an amendment to ASC 810 Consolidation which changes presentation of the financial statements. This standard governs the accounting for, and reporting of, noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. The standard requires that: (i) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (ii) losses be allocated to a noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (iii) changes in ownership interests be treated as equity transactions if control is maintained; (iv) changes in ownership interests resulting in gain or loss be recognized in earnings if control is gained or lost; and (v) in a business combination the noncontrolling interest’s share of net assets acquired be recorded at the fair value, plus its share of goodwill. The Company’s consolidated balance sheet as of December 31, 2009 and 2008 and consolidated statements of income, stockholders’ equity and cash flow for each of the three years in the period ended December 31, 2009, have been retrospectively adjusted upon application of the standard.
     During the second quarter of 2009, the Company adopted ASC 855 Subsequent Events which (i) incorporates the principles and accounting guidance for recognizing and disclosing subsequent events that originated as auditing standards into the body of authoritative literature issued by the FASB and also (ii) prescribes disclosure regarding the date through which subsequent events have been evaluated. In February 2010, the FASB amended this new standard to eliminate the disclosure requirement regarding the date through which subsequent events have been evaluated. As the new standard was not intended to significantly change the current practice of reporting subsequent events, it did not have an impact on our results of operations, cash flows or financial positions. Refer to Note 23.
     Effective January 1, 2009, the Company adopted ASC 815 Derivatives and Hedging which enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The adoption of ASC 815 did not have a financial impact on the Company’s financial statements.
     Effective January 1, 2009, the Company adopted an amendment to ASC 805 Business Combinations which significantly changes the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. These amendments will be considered for all business combinations completed subsequent to the adoption date (none in 2009). Among the more significant changes:
•	Acquired in-process research and development, which was previously expensed at acquisition, is now accounted for as an asset, with the cost recognized as the research and development is realized or abandoned.

•	Contingent consideration, which was previously accounted for as a subsequent adjustment to purchase price, is now recorded at fair value as an element of purchase price with subsequent adjustments recognized in operations.

•	Subsequent decreases in valuation allowances on acquired deferred tax assets are recognized in operations after the measurement period. Such changes were previously considered to be subsequent changes in consideration and were recorded as decreases in goodwill.

•	Transaction costs, which were previously treated as costs of the acquisition, are now expensed.

•	Upon gaining control of an entity in which the equity method or cost basis investment was held, the carrying value of that investment is adjusted to fair value with the related gain or loss recorded in earnings. Previously, this fair value adjustment would not have been made.

•	Effective January 1, 2009, the Company retrospectively adopted an amendment to ASC 805 released in April 2009. The amendment requires pre-acquisition contingencies to be recognized at fair value, if fair value can be determined or reasonably estimated during the measurement period. If fair value cannot be determined or reasonably estimated, the standard requires measurement based on the recognition and measurement criteria of ASC 450 Contingencies.
     The Company adopted ASC 820 Fair Value Measurement and Disclosure in two steps: Effective January 1, 2008, the Company adopted it for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective January 1, 2009, the Company adopted it for all non-financial instruments accounted for at fair value on a non-recurring basis. This standard also establishes a new framework for measuring fair value and expands related disclosures. Refer to Note 20.
Not Yet Implemented:
     The Company is currently evaluating all applicable outstanding ASU’s and does not believe any will have a material impact on the consolidated financial statements.

     During the second quarter of 2009, we adopted a newly issued accounting standard for subsequent events. The new standard incorporates the principles and accounting guidance for recognizing and disclosing subsequent events that originated as auditing standards into the body of authoritative literature issued by the FASB and also prescribes disclosure regarding the date through which subsequent events have been evaluated. We are required to evaluate subsequent events through the date our financial statements are issued. In February 2010, the FASB amended this new standard to eliminate the disclosure requirement regarding the date through which subsequent events have been evaluated. As the new standard was not intended to significantly change the current practice of reporting subsequent events, it did not have an impact on our results of operations, cash flows or financial positions.
“Safe Harbor” Statement under Private Securities Litigation Reform Act of 1995
     This report includes “forward-looking statements” within the meaning of various provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, including any changes to operations, goals, expansion and growth of our business and operations, plans, references to future success and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. Actual results may differ materially from those discussed. Whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to (1) the concentration of sales by us to party goods superstores where the reduction of purchases by a small number of customers could materially reduce our sales and profitability, (2) the failure by us to anticipate changes in tastes and preferences of party goods retailers and consumers, (3) the introduction by us of new product lines, (4) the introduction of new products by our competitors, (5) the inability to increase prices to recover fully future increases in raw material prices, especially increases in prices of paper and petroleum-based resin, (6) the loss of key employees, (7) changes in general business conditions, (8) other factors which might be described from time to time in our filings with the Commission, and (9) other factors which are beyond our control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and the actual results or developments anticipated by us may not be realized or, even if substantially realized, may not have the expected consequences to or effects on our business or operations. Although we believe that we have the product offerings and resources needed for growth in revenues and margins, future revenue and margin trends cannot be reliably predicted. Changes in such trends may cause us to adjust our operations in the future. Because of the foregoing and other factors, recent trends should not be considered reliable indicators of future financial results. In addition, our highly leveraged nature may impair our ability to finance our future operations and capital needs and our flexibility to respond to changing business and economic conditions and business opportunities.
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

     The following table sets forth our historical revenues, gross profit, income (loss) from operations and net income (loss), by quarter, for 2009 and 2008.

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands)

2009
Revenues:
Net sales	$309,046	$337,536	$336,944	$483,798
Royalties and franchise fees	3,694	4,536	4,164	7,100
Gross profit	103,629	128,425	121,453	214,776
Income from operations	12,201	27,818	14,937	86,917
Net income attributable to Amscan Holdings, Inc.	2,403	10,952	3,079	46,119

2008
Revenues:
Net sales	$325,032	$365,174	$356,231	$491,204
Royalties and franchise fees	5,342	6,350	5,863	4,465
Gross profit	110,347	139,414	125,311	196,143
Income from operations	8,778	35,511	18,573	51,056	(a)
Net income (loss) attributable to Amscan Holdings, Inc.	(2,537)	14,669	4,563	23,815	(a)

(a)	During the fourth quarter of 2008, the Company instituted a program to convert its company-owned and franchised Party America stores to Party City stores and recorded a $17.4 million charge for the impairment of the Party America trade name.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we utilize interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the years ended December 31, 2009, 2008 and 2007, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes would have decreased, by $6.7 million, $7.3 million, and $7.9 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we (1) may not be able to achieve hedge effectiveness to qualify for hedge-accounting treatment and, therefore, would record any gain or loss on the fair value of the derivative in other income (expense) and (2) may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $5.5 million, $5.6 million, and $5.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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
          As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.
(b) Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c) Management’s Annual Report on Internal Control Over Financial Reporting
          The management of Amscan is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d — 15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, Amscan’s Chief Executive Officer and Chief Financial officer, or persons performing similar functions, and effected by Amscan’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
     Under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation performed, management concluded that its internal control over financial reporting, based on the COSO criteria, was effective, at the reasonable assurance level, as of December 31, 2009.
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
Item 9 (A) (T)
The information required by Item 9 (A) (T) of Regulation S-K is included herein in Item 9A(b).
Item 9B. Other Information
     Not applicable.

PART III
Item 10. Directors and Executive Officers of the Registrant
     Set forth below are the names, ages and positions with the Company of the persons who are serving as directors and executive officers of the Company at March 31, 2010.

Name	Age	Position
Gerald C. Rittenberg	58	Chief Executive Officer and Director
James M. Harrison	58	President, Chief Operating Officer and Director
Michael D. Heller	54	Executive Vice President — Retail Operations
Michael A. Correale	52	Chief Financial Officer
Robert J. Small	43	Chairman of the Board of Directors
Steven J. Collins	41	Director
Michael F. Cronin	56	Director
Kevin M. Hayes	41	Director
Jordan A. Kahn	68	Director
Richard K. Lubin	63	Director
Carol M. Meyrowitz	56	Director
David M. Mussafer	46	Director
     Gerald C. Rittenberg became our Chief Executive Officer in December 1997. From May 1997 until December 1997, Mr. Rittenberg served as acting Chairman of the Board. Prior to that time, Mr. Rittenberg served as the President of Amscan Inc. from April 1996 to October 1996, and as our President from the time of our formation in October 1996.
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
     Michael D. Heller became our Executive Vice President — Retail Operations in December 2008. From December 2007 to December 2008, Mr. Heller served as the Executive Vice President of PCFG following our Party City Franchise Group transaction. Prior to that time, Mr. Heller was a significant franchisee of Party City.
     Michael A. Correale became our Chief Financial Officer in March 2002. Prior to that time, Mr. Correale served as our Vice President — Finance, from May 1997 to March 2002.
     Robert J. Small became one of our directors upon the consummation of the 2004 Transactions. Mr. Small, a Managing Director of Berkshire Partners LLC, which he joined in 1992, currently serves on the board of directors of TransDigm Group Incorporated. Mr. Small has also served on the board of directors of Hexcel Corporation and several privately held companies.
     Steven J. Collins has been a member of our Board since August 2008. Mr. Collins, a Managing Director of Advent International, which he joined in 1995, is currently a member of the board of directors of Kirkland’s, Inc. and previously served on the board of directors of lululemon athletica inc. and several privately held businesses. Mr. Collins received a B.S. from the Wharton School of the University of Pennsylvania and an M.B.A. from the Harvard Business School.
     Michael F. Cronin became one of our directors upon the consummation of the 2004 Transactions. From 1991 to the present, Mr. Cronin has served as Managing Partner of Weston Presidio. Mr. Cronin also serves as a director of several privately held companies and has served on the board of directors of Tweeter Home Entertainment Group and Tekni-Plex Inc.

     Kevin M. Hayes became one of our directors upon the consummation of the 2004 Transactions. Mr. Hayes is a General Partner of Weston Presidio and has served in that position since 2000. Mr. Hayes is also a director of Associated Materials Incorporated.
     Jordan A. Kahn became a director in January 2005. Mr. Kahn was the founder and Chairman of the Board of Directors of The Holmes Group and served as President and Chief Executive Officer of the Holmes organization from 1982 through 2005. Since 1968, Mr. Kahn has also been Managing Director of Jordan Kahn Co., Inc., a manufacturer’s representative representing small electric personal appliance manufacturers to retailers across the Northeast.
     Richard K. Lubin became one of our directors upon the consummation of the 2004 Transactions. Mr. Lubin, a Managing Director of Berkshire Partners LLC, which he co-founded in 1986, currently serves on the board of directors of Electro-Motive Diesel. Mr. Lubin has also served on the board of directors of Holmes Products Corporation and U.S. Can Corporation.
     Carol M. Meyrowitz became a director in August 2006. Ms. Meyrowitz is currently a Director and President and CEO of The TJX Companies, Inc., where she has had extensive management experience since 1983. Ms. Meyrowitz also serves as a director of Staples, Inc. and is a member of the Board of Overseers for the Joslin Diabetes Center. Ms. Meyrowitz also served on the board of directors of the Yankee Candle Company from 2004 through 2007.
     David M. Mussafer has been a member of our Board since August 2008. Mr. Mussafer, a Managing Partner of Advent International, which he joined in 1990, is currently a member of the board of directors of lululemon athletica inc. and several privately held businesses. Mr. Mussafer received a B.S.M. from Tulane University and an M.B.A. from the Wharton School of the University of Pennsylvania.
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
Board Leadership Structure
     The Company separates the roles of Chief Executive Officer and Chairman of the Board of Directors in recognition of the differences between the two roles. The Chief Executive Officer is responsible for setting the strategic direction for the Company and the day to day leadership and performance of the Company, while the Chairman of the Board of Directors provides guidance to the Chief Executive Officer and sets the agenda for board meetings and presides over meetings of the full Board of Directors. We also believe that separation of the positions creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board of Directors to monitor whether management’s actions are in the best interests of the Company and its stockholders. Mr. Small, our Chairman of the Board of Directors, presides at all executive sessions of the Board of Directors.
Risk Oversight
     The Board of Director’s role in the Company’s risk oversight process includes receiving reports from members of senior management on areas of material risk to the Company, including operational, financial, legal and regulatory, and strategic risks. The full Board of Directors receives these reports to enable it to understand our risk identification, risk management and risk mitigation strategies. While the Audit and Compensation Committees are responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is informed of such risks at the Board of Directors meeting following a given committee meeting. This enables the Board of Directors and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.
Audit Committee

     The Audit Committee of the Board of Directors consists of Michael F. Cronin, Chairman, Robert J. Small, Steven J. Collins and James M. Harrison. The Audit Committee is responsible for evaluating and recommending independent auditors, reviewing with the independent auditors the scope and results of the audit engagement and establishing and monitoring the Company’s financial policies and control procedures. The audit committee is governed by a written charter approved by the Board of Directors. There are two regularly scheduled meetings of the Audit Committee and typically other special meetings each year.
     As required by SEC rules, the Audit Committee has established procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, as well as the confidential and anonymous submission of information, written or oral, by Company employees regarding questionable accounting or auditing matters. Both our independent auditors and internal financial personnel meet privately with our Audit Committee and have unrestricted access to the Committee.
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
Item 11. Executive Compensation
Compensation Discussion and Analysis
     This compensation discussion and analysis section is intended to provide information about our compensation objectives and policies for our Chief Executive Officer, our Chief Operating Officer, our Executive Vice President — Retail Operations and our Chief Financial Officer (we refer to these officers as our “named executive officers”) that will place in context the information contained in the tables that follow this discussion.
Compensation Committee
     The Compensation Committee of the Board of Directors consists of Richard K. Lubin, Chairman, Kevin M. Hayes, Jordan A. Kahn and David M. Mussafer. The Compensation Committee is responsible for setting and administering the Company’s policies that govern executive compensation and for establishing the compensation of the Company’s executive officers. The Compensation Committee is also responsible for the administration of, and grants under, the Company’s Equity Incentive Plan (as defined hereafter). The Compensation Committee met periodically in 2009, and all members of the Compensation Committee attended each meeting. Our Board of Directors determined that each of these directors is a non-employee director within the meaning of Section 16 of the Securities Exchange Act.

     The Compensation Committee has the authority to retain outside independent executive compensation consultants to assist in the evaluation of executive officer compensation and in order to ensure the objectivity and appropriateness of the actions of the Compensation Committee. The Compensation Committee has the sole authority to retain, at our expense, and terminate any such consultant, including sole authority to approve such consultant’s fees and other retention terms. However, all decisions regarding compensation of executive officers are made solely by the Compensation Committee. No independent executive compensation consultants were retained by the Compensation Committee during 2009.
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
Compensation
     The Chief Executive Officer evaluates the performance of all executive and senior officers against their established goals and objectives. Annually, the Chief Executive Officer uses the results of these evaluations to determine compensation packages for executive and senior officers to be recommended for approval by the Compensation Committee. The Compensation Committee meets annually, usually in January, to evaluate the performance of the executive and senior officers, and to establish their base salaries, annual cash bonus and share-based incentive compensation to be effective in the first quarter of the current year. The Chief Executive Officer may request a meeting of the Compensation Committee at an interim date to review the compensation package of a named executive or other officer, as the result of unforeseen organizational or responsibility changes, including new hires that occur during the year.
     In determining compensation components and levels, the Chief Executive Officer and the Compensation Committee consider the size and responsibility of the officer’s position, the Company’s overall performance, the officer’s overall performance and future potential, the compensation paid by competitors to employees in comparable positions, and the officer’s income potential resulting from common stock acquired and stock options received in prior years.
     Our Chief Executive Officer and Chief Operating Officer set salaries and bonus opportunities for employees below the levels of executive and senior officers and make recommendations with respect to equity incentive awards to employees at these levels.
Components of Compensation
     The Company’s named executive and other officer compensation includes both short-term and long-term components. Short-term compensation consists of an officer’s annual base salary and annual incentive cash bonus. Long-term compensation may include grants of stock options, restricted stock or other share-based incentives established by the Company, as determined by the Compensation Committee.
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

Annual Cash Bonus Plan
     Officers are eligible to receive cash bonuses based on the Company’s actual performance compared to budgeted amounts approved by the Board of Directors on an annual basis. The bonus program focuses on Adjusted EBITDA, as well as the accomplishment of individual goals. Adjusted EBITDA is a non-GAAP measure used internally and is measured by taking net income (loss) from operations and adding back interest charges, income taxes, depreciation and amortization and adjustments for other non-cash or non-recurring transaction. Bonus targets are approved by the Compensation Committee on an annual basis and range between 10% and 100% of the employee’s base salary, based on the employee’s position with the Company, before any adjustments based on actual Adjusted EBITDA achieved or individual performance.
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
     At December 31, 2009, there are 2,981.07 shares of Company common stock reserved for issuance under the Equity Incentive Plan, which may include restricted and unrestricted common stock awards and basic and performance incentive and nonqualified stock options. The Company’s common stock and stock options are nontransferable (except under certain limited circumstances). Common stock options issued under the plan are issued at the current fair market value on the date of grant. The grant dates for these stock options are the dates the Compensation Committee approves such awards. Common stock options generally vest 20% each year over a five-year period and, unless otherwise determined by the Compensation Committee, have a term of ten years. Upon a Participant’s death or when the Participant’s employment with the Company or the applicable affiliate of the Company is terminated for any reason, such Participant’s previously unvested stock options are forfeited and the Participant or his or her legal representative may, within 60 days (if termination of employment is for any reason other than death) or 90 days (in the case of the Participant’s death), exercise any previously vested Company stock options and in the case of performance options, within 30 days following the date value is determined as specified by the Board in the agreement evidencing the grant of such options.
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

Other Compensation
     Each named executive is eligible to participate in the Company’s benefit plans, such as medical, dental, group life, disability and accidental death and dismemberment insurance. Under our profit sharing plan, our named executive officers and generally all full-time domestic exempt and non-exempt employees who meet certain length-of-service and age requirements, as defined, may contribute a portion of their compensation to the plan on a pre-tax basis and receive a matching contribution ranging from 25% to 100% of the employee contributions, not to exceed a range of 4% to 6% of the employee’s annual salary. In addition our profit-sharing plans provide for annual discretionary contributions to be credited to participants’ accounts. Named executive officers participate in the benefit plans on the same basis as most other Company employees.
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
     Executive officers did not receive any other perquisites or personal benefits or property in 2009.
Accounting and Tax Treatment
Accounting Treatment
     The Company accounts for share-based payment awards in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R) or Accounting Standards Codification Subtopic 718, “Share-based Payment Awards,” which requires that all forms of share-based payments to employees, including but not limited to stock options, be treated as compensation expense and recognized in the Company’s consolidated statements of income over the vesting period.
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

Summary of Compensation Table

				Option	Other
Name and Principal Position	Year	Salary (a)	Bonus (b)	Awards (c)	Compensation (d)	Total

Gerald C, Rittenberg	2009	$1,050,000	$1,367,000	$—	$21,400	$2,438,400
Chief Executive Officer	2008	1,000,000	1,066,000	595,300	21,400	2,682,700
	2007	825,000	879,000	—	27,100	1,731,000

James M. Harrison	2009	$892,500	$1,114,500	$—	$20,600	$2,027,600
President and	2008	850,000	858,600	446,500	19,800	2,174,900
Chief Operating Officer	2007	742,500	791,100	—	24,700	1,558,300

Michael D. Heller	2009	$507,800	270,100		700	778,600
Executive Vice President — Retail Operations	2008	507,800		331,000	700	839,500

Michael A. Correale	2009	$333,125	$129,100	$—	$40,400	$502,625
Chief Financial Officer	2008	325,000	93,100	—	37,400	455,500
	2007	300,000	128,000	—	33,300	461,300

(a)	Amounts include executive’s contribution to profit sharing plans

(b)	Represents annual bonuses earned with respect to the years indicated, whether paid or accrued, and, in 2009 and 2008, annual deferred compensation for Messrs. Rittenberg and Harrison of $350,000 and $250,000, respectively.

(c)	The dollar values shown reflect the aggregate grant date fair value of equity awards granted within the year in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 for stock-based compensation (formerly SFAS No. 123(R)). These amounts reflect the total grant date expense for these awards and do not correspond to the actual cash value that will be recognized by each individual when received.

(d)	Represents contributions by the Company under a profit sharing and savings plan, insurance premiums paid by the Company with respect to term life insurance for the benefit of the named executive officer and automobile-related compensation.
Grants of Plan Based Awards
     There were no time or performance-based stock option awards granted to the named officers during the year ended December 31, 2009.
Potential Payments upon Change in Control
     The employment contracts of Mr. Rittenberg and Mr. Harrison and a severance agreement with Mr. Correale provide for severance benefits upon the involuntary termination of their employment in the event of change of control to help keep them focused on their work responsibilities during the uncertainty that accompanies a change in control, to provide benefits for a period of time after a change in control transaction and to help us attract and retain key talent. Under these agreements, Mr. Rittenberg and Mr. Harrison would receive a minimum of 12 months of compensation and up to 36 months compensation should Mr. Rittenberg or Mr. Harrison be terminated following a change in control or should the Company extend the term of their Restriction Period (as defined hereafter, see “Employment Arrangements”) and Mr. Correale would receive 12 months of compensation.

Options Exercised
     There were no time or performance based options exercised by our named executives during the year ended December 31, 2009.
Outstanding Equity Awards
     The following table sets forth certain information with respect to outstanding equity awards at December 31, 2009 with respect to the named executive officers.

	Number of Securities		Option	Option
	Underlying Unexercised Options		Exercise	Expiration
Name	No. Exercisable	No. Unexercisable	Price ($/Share)	Date

Gerald C. Rittenberg	—	100.00	22,340	3/6/2018
	32.40	137.20	12,000	4/1/2016
	154.51	162.86	10,000	4/1/2015
	40.58	—	2,500	4/30/2014

James M. Harrison	—	75.00	22,340	3/6/2018
	29.16	123.48	12,000	4/1/2016
	103.01	108.58	10,000	4/1/2015
	20.29	—	2,500	4/30/2014

Michael D. Heller	4.53	53.42	28,350	12/30/2018

Michael A. Correale	9.72	28.44	12,000	4/1/2016
	10.44	17.40	10,000	4/1/2015
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
     The following table further summarizes the compensation paid to the independent directors for the year ended December 31, 2009.

	Fees Earned or	Option
Name	Paid in Cash	Awards(a)	Total

Jordan A. Kahn	$26,000	$—	$26,000
Carol M. Meyrowitz	26,000	—	$26,000
     There were no time or performance based stock option awards granted to our independent directors in during the year ended December 31, 2009.
     Directors who are also our employees receive no additional compensation for serving as a director.

Compensation Committee Interlocks and Insider Participation
     No interlocking relationship exists between our board of directors or Compensation Committee and the Board of Directors or Compensation Committee of any other company, nor has any interlocking relationship existed in the past.
Employment Arrangements
     Employment Agreement with Gerald C. Rittenberg. Gerald C. Rittenberg entered into an employment agreement with us, dated January 1, 2008, which is referred to as the Rittenberg Employment Agreement, pursuant to which Mr. Rittenberg will serve as our Chief Executive Officer through December 31, 2012. During 2009, Mr. Rittenberg received an annual base salary of $1.1 million, which will increase per the terms of the Rittenberg Employment Agreement. Mr. Rittenberg will be eligible for an annual bonus for each calendar year if certain operational and financial targets are attained as determined by both our compensation committee and board of directors in consultation with Mr. Rittenberg. In addition to the annual bonus, Mr. Rittenberg shall be entitled to receive a deferred bonus accruing at a rate of $0.4 million per year, payable on the earlier of the expiration of the Employment Agreement or termination of employment by the Company other than for cause or by Mr. Rittenberg for good reason, as defined in the Rittenberg Employment Agreement. The Rittenberg Employment Agreement also provides for other customary benefits including incentive, savings and retirement plans, paid vacation, health care and life insurance plans and expense reimbursement.
     Under the Rittenberg Employment Agreement, if we terminate Mr. Rittenberg’s employment other than for cause, death or disability or Mr. Rittenberg terminates his employment for good reason, we would be obligated to pay Mr. Rittenberg a lump sum cash payment in an amount equal to the sum of (1) accrued unpaid salary, earned but unpaid annual bonus for any prior year and accrued but unpaid vacation pay, collectively referred to as Accrued Obligations, (2) severance pay equal to his annual base salary, provided, however, that in connection with a termination following a change in control, the severance payment shall equal three years salary and, in connection with a termination by us other than for cause or due to his death or disability, such severance pay will be equal to Mr. Rittenberg’s annual base salary multiplied by the number of years we elect as the Restriction Period (as defined hereafter) and (3) an amount equal to the annual bonus which Mr. Rittenberg would otherwise have been entitled to receive for the year in which Mr. Rittenberg is terminated. Upon termination of Mr. Rittenberg’s employment by us for cause, death or disability or if he terminates his employment for other than good reason, Mr. Rittenberg will be entitled to his unpaid Accrued Obligations.
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
     Employment Agreement with James M. Harrison. James M. Harrison entered into an employment agreement with us, dated January 1, 2008, which is referred to as the Harrison Employment Agreement, pursuant to which Mr. Harrison would serve as our President through December 31, 2012. During 2009, Mr. Harrison received an annual base salary of $0.9 million, which will increase per the terms of the Harrison Employment Agreement. The Harrison Employment Agreement contains provisions for deferred bonus payments (accruing at an annual rate of $0.3 million) annual bonus payments, severance, other benefits and provisions for non-competition and non-solicitation similar to those in the Rittenberg Employment Agreement.
     Employment Agreement with Michael D. Heller. Michael D. Heller entered into an employment agreement with us, dated December 2, 2008, which is referred to as the Heller Employment Agreement, pursuant to which Mr. Heller would serve as our Executive Vice President — Retail Operation, through November 2, 2010. During 2009, Mr. Heller received an annual base salary of $0.5 million, which will increase per the terms of the Heller Employment Agreement. The Heller Employment Agreement contains provisions for annual bonus payments, severance, other benefits and provisions for non-competition and non-solicitation similar to those in the Rittenberg Employment Agreement. However, provisions for severance, non-competition and non-solicitation are limited to a one year period
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     As of December 31, 2009, the issued and outstanding capital stock of AAH consisted of 30,819.36 shares of common stock, par value $.01 per share. The number of shares of AAH common stock outstanding used in calculating the percentage for each listed person includes the shares of AAH common stock underlying the options beneficially owned by that person that are exercisable within 60 days following December 31, 2009. The stockholders agreement of AAH governs the stockholders’ exercise of their voting rights with respect to the election of directors and other material events. See “Certain Relationships and Related Transactions.”
     The following table sets forth information with respect to the beneficial ownership of AAH common stock as of March 31, 2010 (i) by each person known by us to own beneficially more than 5% of such class of securities, (ii) by each director and named executive officer and (iii) by all directors and executive officers as a group. Unless otherwise noted, to our knowledge, each of such stockholders has sole voting and investment power as to the shares shown.

	Shares of Company	Percentage
	Common Stock	of Class
Name of Beneficial Owner	Beneficially Owned	Outstanding

Advent International(1)	11,918.71	38.67%
Berkshire Partners LLC(2)	11,210.31	36.37%
Weston Presidio (3)	5,605.16	18.19%
GB Holdings I LLC	1,118.01	3.63%
Steven J. Collins(4)†	11,918.71	38.67%
Michael A. Correale(5)††	33.66	*
Michael F. Cronin(6)†	5,605.16	18.19%
James M. Harrison(7)†, ††	228.31	*
Kevin M. Hayes(6)†	5,605.16	18.19%
Michael D. Heller(8)††	4.53	*
Jordan A. Kahn(9) †	59.33	*
Richard K. Lubin(10)†	11,210.31	36.37%
Carol M. Meyrowitz(11) †	26.95	*
David M. Mussafer (4) †	11,918.71	38.67%
Gerald C. Rittenberg(12)†, ††	388.69	1.25%
Robert J. Small(10)†	11,210.31	36.37%
All directors and executive officers as a group (12 persons)	29,475.66	94.39%

*	Less than 1%

†	Director

††	Named Executive Officer

(1)	Consists of 11,918.71 shares held by Advent-Amscan Acquisition LLC

(2)	Consists of (i) 2,553.36 shares of common stock owned by Berkshire Fund V, Limited Partnership, (ii) 8,290.22 shares of common stock owned by Berkshire Fund VI, Limited Partnership, (iii) 19.51 shares of common stock owned by Berkshire Investors III LLC and (iv) 347.22 shares of common stock owned by Berkshire Investors LLC. The address of Berkshire Partners LLC is the John Hancock Tower, 200 Clarendon Street, Boston, Massachusetts 02116-5021.

(3)	Consists of (i) 5,517.82 shares of common stock owned by Weston Presidio Capital IV, L.P. and (ii) 87.34 shares owned by WPC Entrepreneur Fund II, L.P.

(4)	Mr. Collins is a Managing Director of Advent International and Mr. Mussafer is a Managing Partner of Advent International. Mr. Collins and Mr. Mussafer each disclaims beneficial ownership of the shares held by Advent International, except to the extent of his pecuniary interest therein. Their addresses are 75 State Street, Boston, Massachusetts 02109.

(5)	Includes 20.16 shares which could be acquired by Mr. Correale within 60 days upon exercise of options.

(6)	Mr. Cronin is a Managing Partner of Weston Presidio and Mr. Hayes is a General Partner of Weston Presidio. Mr. Cronin and Mr. Hayes each disclaims beneficial ownership of the shares held by Weston Presidio, except to the extent of his pecuniary interest therein. Their addresses are 200 Clarendon Street, 50th Floor, Boston, Massachusetts 02116.

(7)	Includes 152.46 shares which could be acquired by Mr. Harrison within 60 days upon exercise of options.

(8)	Includes 4.53 shares which could be acquired by Mr. Heller within 60 days upon exercise of options. Does not include warrants to purchase 264.55 shares that are exercisable only upon the occurrence of certain events

(9)	Includes 2.5 shares which could be acquired by Mr. Kahn within 60 days upon exercise of options.

(10)	Mr. Lubin and Mr. Small are Managing Directors of Berkshire Partners LLC. Mr. Lubin and Mr. Small each disclaims beneficial ownership of the shares held by Berkshire Partners LLC, except to the extent of his pecuniary interest therein. Their address is the John Hancock Tower, 200 Clarendon Street, Boston, Massachusetts 02116-5021.

(11)	Includes 1.12 shares which could be acquired by Ms. Meyrowitz within 60 days upon exercise of options.

(12)	Includes 227.49 shares which could be acquired by Mr. Rittenberg within 60 days upon exercise of options.
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
Item 13. Certain Relationships and Related Transactions
     The Company executed a management agreement with Berkshire Partners LLC and Weston Presidio, pursuant to which Berkshire Partners LLC and Weston Presidio will be paid annual management fees of $0.8 million and $0.4 million, respectively. At December 31, 2009, accrued management fees payable to Berkshire Partners LLC and Weston Presidio totaled $0.1 million and $0.1 million, respectively. Although the indenture governing the 8.75% senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of the Company.
Item 14. Principal Accountant Fees and Services
Audit Fees
     Fees for audit services totaled $1.7 million and $1.8 million for the years ended December 31, 2009 and 2008, respectively. These fees included the audit of the consolidated financial statements; reviews of financial statements included in the Company’s Quarterly Reports on Form 10-Q; assistance with SEC filings, including comfort letters, consents and comment letters; and accounting consultations on matters addressed during the audit or interim reviews.
Audit-Related Fees
     Fees for audit-related services totaled $0.1 million and $0.1 million for the years ended December 31, 2009 and 2008, respectively. Such fees related to the audits of the Company’s employee benefit plans; due diligence services; statutory audits incremental to the audit of the consolidated financial statements.
Tax Fees
     Fees for tax services, including tax compliance, tax advice and tax planning, totaled $0.5 million for each of the years ended December 31, 2009 and 2008.
All Other Fees
     The Company paid minimal subscription fees for access to the Ernst & Young Global Accounting and Auditing Information Tool.
     The Company’s Audit Committee appoints the independent registered public accounting firm and pre-approves the fee arrangements with respect to the above accounting fees and services.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) Documents filed as part of this report:
1. and 2. Financial Statements and Schedule.
     See Index to Consolidated Financial Statements and Financial Statement Schedule which appears on page F-1 herein.
3. Exhibits

Exhibit
Number	Description

2	Party City Acquisition Merger Agreement, dated as of September 26, 2005 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 27, 2005)

3(1)	Certificate of Incorporation of Amscan Holdings, Inc., dated October 3, 1996, as amended to March 30, 2001 (incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 000-21827))

3(2)	Amended By-Laws of Amscan Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-45457))

3(3)	Amended Articles of Incorporation of Anagram International, Inc. (incorporated by reference to Exhibit 3(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

3(4)	By-Laws of Anagram International, Inc. (incorporated by reference to Exhibit 3(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

3(5)	Articles of Incorporation of Anagram International Holdings, Inc. (incorporated by reference to Exhibit 3(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

3(6)	By-Laws of Anagram International Holdings, Inc. (incorporated by reference to Exhibit 3(4) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

3(7)	Articles of Organization of Anagram International, LLC (incorporated by reference to Exhibit 3(5) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

Exhibit
Number	Description

3(8)	Operating Agreement of Anagram International, LLC (incorporated by reference to Exhibit 3(6) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

3(9)	Certificate of Formation of Anagram Eden Prairie Property Holdings LLC (incorporated by reference to Exhibit 3(7) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

3(10)	Plan of Merger of Am-Source, Inc. into Am-Source, LLC dated February 28, 2000 and Articles of Organization of Am-Source, LLC (incorporated by reference to Exhibit 3(8) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

3(11)	Operating Agreement of Am-Source, LLC (incorporated by reference to Exhibit 3(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

3(12)	Certificate of Incorporation of M&D Industries, Inc. (incorporated by reference to Exhibit 3(10) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

3(13)	By-Laws of M&D Industries, Inc. (incorporated by reference to Exhibit 3(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

4(1)	Indenture, dated as of April 30, 2004, by and among the Company, the Guarantors named therein and The Bank of New York with respect to the 8.75% Senior Subordinated Notes due 2014. (incorporated by reference to Exhibit 4(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

4(2)	First Supplemental Indenture, dated as of June 21, 2004 by and among the Company, the Guarantors named therein and The Bank of New York with respect to the 8.75% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

10(1)	Purchase Agreement dated April 27, 2004 by and among AAH Holdings Corporation, Amscan Holdings, Inc., the Guarantors named therein and Goldman, Sachs & Co. and Credit Suisse First Boston LLC. (incorporated by reference to Exhibit 10(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

10(2)	Stockholders’ Agreement of AAH Holdings Corporation dated as of April 30, 2004 (incorporated by reference to Exhibit 10(4) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

10(3)	Amendment No. 1 to the Stockholders’ Agreement of AAH Holdings Corporation dated as of May 24, 2004 (incorporated by reference to Exhibit 10(5) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

10(4)	Amendment No. 2 to the Stockholder’s Agreement of AAH Holdings Corporation dated as of December 21, 2005 (incorporated by reference to Exhibit 10-1 to the Registrant’s Current Report on Form 8-K dated October 5, 2006 (Commission File No. 000-21827))

10(5)	Amendment No. 3 to the Stockholder’s Agreement of AAH Holdings Corporation dated as of September 29, 2006 (incorporated by reference to Exhibit 10-1 to the Registrant’s Current Report on Form 8-K dated October 5, 2006 (Commission File No. 000-21827))

10(6)	2004 Equity Incentive Plan of AAH Holdings Corporation (incorporated by reference to Exhibit 10(6) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

10(7)	The MetLife Capital Corporation Master Lease Purchase Agreement between MetLife Capital Corporation and Amscan Inc., Deco Paper Products, Inc., Kookaburra USA Ltd., and Trisar, Inc., dated November 21, 1991, as amended (incorporated by reference to Exhibit 10(n) to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-14107))

10(8)	Form of Indemnification Agreement between the Company and each of the directors of the Company (incorporated by reference to Exhibit 10(o) to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-14107))

10(9)	Agreement and Plan of Merger, dated as of March 26, 2004, by and among Amscan Holdings, Inc., AAH Holdings Corporation and AAH Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 29, 2004 (Commission File No. 000-21827))

10(10)	Form of Support Agreement, dated as of March 26, 2004, by and among AAH Holdings Corporation and Stockholder (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated March 29, 2004 (Commission File No. 000-21827))

11	Statement re: computation of ratio of earnings to fixed charges

14	Code of Business Conduct (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 000-21827))

Exhibit
Number	Description

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90404))

23	Consent of Ernst & Young LLP

31.1	Section 302 Certifications

31.2	Section 302 Certifications

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
     The Company will not send to its security holders an annual report for the year ended December 31, 2009.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSCAN HOLDINGS, INC.

	By:	/s/ Michael A. Correale Michael A. Correale
Chief Financial Officer
(on behalf of the Company and
as principal financial officer)

Date: March 31, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Small Robert J. Small	Chairman of the Board of Directors	March 31, 2010

/s/ Steven J. Collins Steven J. Collins	Director	March 31, 2010

/s/ Michael F. Cronin Michael F. Cronin	Director	March 31, 2010

/s/ Kevin M. Hayes Kevin M. Hayes	Director	March 31, 2010

/s/ Jordan A. Kahn Jordan A. Kahn	Director	March 31, 2010

/s/ Richard K. Lubin Richard K. Lubin	Director	March 31, 2010

/s/ Carol M. Meyrowitz Carol M. Meyrowitz	Director	March 31, 2010

/s/ David M. Mussafer David M. Mussafer	Director	March 31, 2010

/s/ Gerald C. Rittenberg Gerald C. Rittenberg	Chief Executive Officer and Director	March 31, 2010

/s/ James M. Harrison James M. Harrison	President, Chief Operating Officer and Director	March 31, 2010

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

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Amscan Holdings, Inc.
     We have audited the accompanying consolidated balance sheets of Amscan Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amscan Holdings, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
March 31, 2010

F2

AMSCAN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, except per share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$15,420	$13,058
Accounts receivable, net of allowances	82,781	89,443
Inventories, net of allowances	335,950	366,965
Prepaid expenses and other current assets	69,541	47,812

Total current assets	503,692	517,278
Property, plant and equipment, net	174,994	187,026
Goodwill	548,439	543,731
Trade names	157,283	157,283
Other intangible assets, net	54,669	61,626
Other assets, net	41,424	41,033

Total assets	$1,480,501	$1,507,977

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$77,635	$136,878
Accounts payable	76,901	126,638
Accrued expenses	93,680	87,985
Income taxes payable	32,061	28,605
Redeemable warrants	15,444	15,444
Current portion of long-term obligations	34,906	34,002

Total current liabilities	330,627	429,552
Long-term obligations, excluding current portion	538,892	550,755
Deferred income tax liabilities	101,570	87,824
Deferred rent and other long-term liabilities	11,901	9,558

Total liabilities	982,990	1,077,689

Redeemable common securities (including 592.84 and 585.15 common shares issued and outstanding at December 31, 2009 and 2008)	18,389	18,171

Commitments and contingencies

Stockholders’ equity:
Common Stock ($0.01 par value; 40,000.00 shares authorized; 30,226.50 shares issued and outstanding at December 31, 2009 and 2008)	—	—
Additional paid-in capital	335,823	335,076
Retained earnings	149,557	87,004
Accumulated other comprehensive loss	(8,395)	(11,852)

Amscan Holdings Inc. stockholders’ equity	476,985	410,228
Noncontrolling interests	2,137	1,889

Total equity	479,122	412,117

Total liabilities, redeemable common securities and stockholders’ equity	$1,480,501	$1,507,977

See accompanying notes to consolidated financial statements.

F3

AMSCAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2009	2008	2007

Revenues:
Net sales	$1,467,324	$1,537,641	$1,221,516
Royalties and franchise fees	19,494	22,020	25,888

Total revenues	1,486,818	1,559,661	1,247,404

Expenses:
Cost of sales	899,041	966,426	777,586
Selling expenses	39,786	41,894	41,899
Retail operating expenses	261,691	273,627	191,423
Franchise expenses	11,991	13,686	12,883
General and administrative expenses	119,193	120,272	105,707
Art and development costs	13,243	12,462	12,149
Impairment of trade name	—	17,376	—

Total expenses	1,344,945	1,455,743	1,141,647

Income from operations	141,873	113,918	105,757

Interest expense, net	41,481	50,915	54,590
Other (income) expense, net	(32)	(818)	18,214

Income before income taxes	100,424	63,821	32,953

Income tax expense	37,673	24,188	13,246

Net income	62,751	39,633	19,707
Less: net income (loss) attributable to noncontrolling interest	198	(877)	446

Net income attributable to Amscan Holdings, Inc.	$62,553	$40,510	$19,261

See accompanying notes to consolidated financial statements.

F4

AMSCAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2008 and 2009
(Dollars in Thousands)

					Accumulated	Amscan
			Additional		Other	Holdings Inc.	Non-
	Common	Common	Paid-in	Retained	Comprehensive	Shareholders’	controlling
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity	Interests	Total
Balance at December 31, 2006	29,526.07	$—	$331,113	$27,264	$1,463	$359,840	2,052	$361,892
Net income				19,261		19,261	446	19,707
Net change in cumulative translation adjustment					1,633	1,633	(10)	1,623
Cumulative change from adoption of FIN 48 (see Note 5)				(31)		(31)		(31)
Change in fair value of interest rate swap contracts, net of income tax benefit					(514)	(514)		(514)
Change in fair value of foreign exchange contracts, net of income tax benefit					(231)	(231)		(231)

Comprehensive income						20,118	436	20,554

Issuance of shares of common stock	22.71		222			222		222
Revaluation of common stock			(6,442)			(6,442)		(6,442)
Purchase and retirement of common stock	(5.62)		(80)			(80)		(80)
Equity based compensation expense			1,928			1,928		1,928

Balance at December 31, 2007	29,543.16	$—	$326,741	$46,494	$2,351	375,586	2,488	$378,074
Net income				40,510		40,510	(877)	39,633
Net change in cumulative translation adjustment					(11,338)	(11,338)	(231)	(11,569)
Change in fair value of interest rate swap contracts, net of income tax benefit					(4,855)	(4,855)		(4,855)
Change in fair value of foreign exchange contracts, net of income taxes					1,990	1,990		1,990

Comprehensive income						26,307	(1,108)	25,199
Purchase and revaluation of redeemable common securities	308.64		2,155			2,155		2,155
Tax benefit on exercised options	397.30		1,823			1,823		1,823
Equity based compensation expense			4,357			4,357		4,357
Acquisition of PCFG minority interest						—	509	509
Other	22.60	—	—	—	—	—	—	—

Balance at December 31, 2008	30,226.50	$—	$335,076	$87,004	$(11,852)	$410,228	1,889	$412,117
Net income				62,553		62,553	198	62,751
Net change in cumulative translation adjustment					4,007	4,007	50	4,057
Change in fair value of interest rate swap contracts, net of income taxes					1,317	1,317		1,317
Change in fair value of foreign exchange contracts, net of income tax benefit					(1,867)	(1,867)		(1,867)

Comprehensive income						66,010	248	66,258
Purchase of redeemable common securities			(129)			(129)		(129)
Equity based compensation expense			876			876		876

Balance at December 31, 2009	30,226.50	$—	$335,823	$149,557	$(8,395)	476,985	2,137	$479,122

See accompanying notes to consolidated financial statements.

F5

AMSCAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows provided by operating activities:
Net income	$62,553	$40,510	$19,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	44,382	47,278	38,093
Amortization of deferred financing costs	2,163	2,221	2,142
Provision for doubtful accounts	3,982	1,092	1,290
Deferred income tax provision	8,803	(7,885)	(5,973)
Deferred rent	1,763	1,202	1,165
Undistributed income in unconsolidated joint venture	(632)	(538)	(628)
Impairment of intangible assets		17,376	2,005
Loss (gain) on disposal of equipment	278	(1,195)	1,452
Equity based compensation	876	4,357	1,928
Tax benefit on exercised options	—	(1,823)	—
Debt retirement costs	—	—	3,781
Write-off of deferred financing costs	—	—	6,333
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,337	8,237	1,981
Decrease (increase) in inventories	30,933	(52,347)	(22,914)
(Increase) decrease in prepaid expenses and other assets	(21,173)	31,240	(14,219)
Decrease in accounts payable, accrued expenses and income taxes payable	(16,323)	(9,796)	(26,053)

Net cash provided by operating activities	123,942	79,929	9,644

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(3,378)	(1,616)	(106,123)
Cash held in escrow in connection with acquisitions	(24,881)	—	—
Capital expenditures	(26,195)	(53,001)	(27,445)
Proceeds from disposal of property and equipment	96	3,418	162

Net cash used in investing activities	(54,358)	(51,199)	(133,406)

Cash flows (used in) provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(70,247)	(26,842)	(387,549)
Proceeds from loans, notes payable and long-term obligations, net of debt issuance costs	—	—	523,609
Tax benefit on exercised options	—	1,823	—
Debt retirement costs	—	—	(6,218)
Sale of additional interest to minority shareholder	—	2,500	—
Purchase and retirement of redeemable common stock	—	(514)	—
Proceeds from issuance of common stock and exercise of options, net of retirements	90	—	4,734

Net cash (used in) provided by financing activities	(70,157)	(23,033)	134,576
Effect of exchange rate changes on cash and cash equivalents	2,935	(9,913)	1,494

Net increase (decrease) in cash and cash equivalents	2,362	(4,216)	12,308
Cash and cash equivalents at beginning of period	13,058	17,274	4,966

Cash and cash equivalents at end of period	$15,420	$13,058	$17,274

Supplemental information on non-cash activities:
     Capital lease obligations of $59, $700, and $9,203 were incurred during the years ended December 31, 2009, 2008 and 2007, respectively.
See accompanying notes to consolidated financial statements.

F6

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share)
Note 1 — Organization and Description of Business
     Amscan Holdings, Inc. (“Amscan” or the “Company”) designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic balloons, accessories, novelties, gifts and stationery throughout the world. In addition, the Company operates specialty retail party goods and social expressions supply stores in the United States under the names Party City, Party America, The Paper Factory, Halloween USA and Factory Card & Party Outlet and franchises both individual stores and franchise areas throughout the United States and Puerto Rico principally under the names Party City and Party America. The Company is a wholly-owned subsidiary of AAH Holdings Corporation. (“AAH”).
Note 2 — Summary of Significant Accounting Policies
Consolidated Financial Statements
     The consolidated financial statements of the Company include the accounts of Amscan and all majority-owned subsidiaries and controlled entities. All significant intercompany balances and transactions have been eliminated.
     Retail operations define a fiscal year (“Fiscal Year”) as the 52-week period or 53-week period ended on the Saturday nearest December 31st of each year, and define their fiscal quarters (“Fiscal Quarter”) as the four interim 13-week periods following the end of the previous Fiscal Year, except in the case of a 53-week Fiscal Year when the fourth Fiscal Quarter is extended to 14 weeks.
     The Company has determined the difference between the retail operation’s Fiscal Year and Fiscal Quarters and the calendar year and quarters to be insignificant, and will be reconciled in the financial consolidation process.
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
(Dollars in thousands, except per share)
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
     Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the net assets acquired. Goodwill and other intangibles with indefinite lives are not amortized but are reviewed for impairment annually or more frequently if certain indicators arise. The Company evaluates the goodwill associated with its acquisitions and other intangibles with indefinite lives as of the first day of its fourth quarter based on current and projected performance. The Company estimates fair value of each reporting unit using expected discounted cash flows. The Company completed its review and determined that goodwill and other intangible assets with indefinite lives were not impaired.
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
Insurance Accruals
     The Company maintains certain self-insured workers’ compensation and general liability insurance plans. The Company estimates the required liability for claims under such plans based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).
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
(Dollars in thousands, except per share)
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
Derivative Financial Instruments
     The Company accounts for derivative financial instruments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133 or Accounting Standards Codification Subtopic 815, “Accounting for Derivative Instruments and Hedging Activities.” Accounting Standards Codification or ASC Subtopic 815 (SFAS No. 133), as amended and interpreted, requires that all derivative financial instruments be recognized on the balance sheet at fair value and establishes criteria for both the designation and effectiveness of hedging activities. The Company uses derivatives in the management of interest rate and foreign currency exposure. ASC Subtopic 815 (SFAS No. 133) requires the Company to formally document the assets, liabilities or other transactions the Company designates as hedged items, the risk being hedged and the relationship between the hedged items and the hedging instruments. The Company must measure the effectiveness of the hedging relationship at the inception of the hedge and on an on-going basis.
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

F9

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
Income Taxes
     The Company accounts for income taxes in accordance with the provisions of Accounting Standards Codification Subtopic 740 (SFAS No. 109), “Accounting for Income Taxes.” Under the asset and liability method of ASC Subtopic 740, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities and operating loss and tax credit carryforwards applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the judgment of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Stock-Based Compensation
     On January 1, 2006, the Company adopted Accounting Standard Codification or ASC Subtopic 718 (SFAS No. 123(R)) “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” as amended. ASC Subtopic 718 (SFAS No. 123(R)) establishes standards for the accounting for transactions where an entity exchanges its equity for goods or services and transactions that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. ASC Subtopic 718 (SFAS No. 123(R)) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Generally, the fair value approach in ASC Subtopic 718 (SFAS No. 123(R)) is similar to the fair value approach described in SFAS No. 123.
     The Company adopted ASC Subtopic 718 (SFAS No. 123(R)) using the prospective method. Since the Company’s common stock is not publicly traded, the options granted prior to January 1, 2006 continue to be expensed under the provisions of SFAS No. 123 using a minimum value method. Options issued subsequent to January 1, 2006 are expensed under the provisions of ASC Subtopic 718 (SFAS No. 123(R)) (see Note 15).
Accumulated Other Comprehensive Income (Loss)
     Accumulated other comprehensive income (loss) at December 31, 2009 and 2008 consisted of the Company’s foreign currency translation adjustment and the fair value of interest rate swap and foreign exchange contracts, net of income taxes, that qualify as hedges (see Notes 20 and 21).
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
Recently Issued Accounting Standards
Implemented:
     Effective in the third quarter 2009, the Company adopted ASC 105 Generally Accepted Accounting Standards which became the single source for all authoritative generally accepted accounting principles, or GAAP, recognized by the FASB. ASC 105 does not change GAAP and did not impact the Company’s results of operations, cash flows or financial position. Subsequent revisions to GAAP will be incorporated into the ASC through issuance of Accounting Standards Updates (“ASU”).
     Effective January 1, 2009, the Company adopted an amendment to ASC 810 Consolidation which changes presentation of the financial statements. This standard governs the accounting for, and reporting of, noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. The standard requires that: (i) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (ii) losses be allocated to a noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (iii) changes in ownership interests be treated as equity transactions if control is maintained; (iv) changes in ownership interests resulting in gain or loss be recognized in earnings if control is gained or lost; and (v) in a business combination the noncontrolling interest’s share of net assets acquired be recorded at the fair value, plus its share of goodwill. The Company’s consolidated balance sheet as of December 31, 2009 and 2008 and consolidated statements of income, stockholders’ equity and cash flow for each of the three years in the period ended December 31, 2009, have been retrospectively adjusted upon application of the standard.

F10

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
     During the second quarter of 2009, the Company adopted ASC 855 Subsequent Events which (i) incorporates the principles and accounting guidance for recognizing and disclosing subsequent events that originated as auditing standards into the body of authoritative literature issued by the FASB and also (ii) prescribes disclosure regarding the date through which subsequent events have been evaluated. In February 2010, the FASB amended this new standard to eliminate the disclosure requirement regarding the date through which subsequent events have been evaluated. As the new standard was not intended to significantly change the current practice of reporting subsequent events, it did not have an impact on our results of operations, cash flows or financial positions. Refer to Note 23.
     Effective January 1, 2009, the Company adopted ASC 815 Derivatives and Hedging which enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The adoption of ASC 815 did not have a financial impact on the Company’s financial statements.
     Effective January 1, 2009, the Company adopted an amendment to ASC 805 Business Combinations which significantly changes the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. These amendments will be considered for all business combinations completed subsequent to the adoption date (none in 2009). Among the more significant changes:
•	Acquired in-process research and development, which was previously expensed at acquisition, is now accounted for as an asset, with the cost recognized as the research and development is realized or abandoned.

•	Contingent consideration, which was previously accounted for as a subsequent adjustment to purchase price, is now recorded at fair value as an element of purchase price with subsequent adjustments recognized in operations.

•	Subsequent decreases in valuation allowances on acquired deferred tax assets are recognized in operations after the measurement period. Such changes were previously considered to be subsequent changes in consideration and were recorded as decreases in goodwill.

•	Transaction costs, which were previously treated as costs of the acquisition, are now expensed.

•	Upon gaining control of an entity in which the equity method or cost basis investment was held, the carrying value of that investment is adjusted to fair value with the related gain or loss recorded in earnings. Previously, this fair value adjustment would not have been made.

•	Effective January 1, 2009, the Company retrospectively adopted an amendment to ASC 805 released in April 2009. The amendment requires pre-acquisition contingencies to be recognized at fair value, if fair value can be determined or reasonably estimated during the measurement period. If fair value cannot be determined or reasonably estimated, the standard requires measurement based on the recognition and measurement criteria of ASC 450 Contingencies.
     The Company adopted ASC 820 Fair Value Measurement and Disclosure in two steps: Effective January 1, 2008, the Company adopted it for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective January 1, 2009, the Company adopted it for all non-financial instruments accounted for at fair value on a non-recurring basis. This standard also establishes a new framework for measuring fair value and expands related disclosures. Refer to Note 20.
Not Yet Implemented:
     The Company is currently evaluating all applicable outstanding ASU’s and does not believe any will have a material impact on the consolidated financial statements.
Note 3 — Inventories
     Inventories consisted of the following:

	December 31,
	2009	2008
Finished goods	$325,421	$353,713
Raw materials	12,650	13,756
Work in process	6,431	7,814

	344,502	375,283
Less: reserve for slow moving and obsolete inventory	(8,552)	(8,318)

	$335,950	$366,965

F11

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
Note 4 — Property, Plant and Equipment, Net
     Property, plant and equipment, net consisted of the following:

	December 31,
	2009	2008	Useful lives
Machinery and equipment	$117,780	$109,841	3-15 years
Buildings	47,840	47,809	40 years
Data processing	50,691	48,555	3-5 years
Leasehold improvements	64,617	61,999	1-20 years
Furniture and fixtures	93,870	85,586	5-10 years
Land	6,009	5,923

	380,807	359,713
Less: accumulated depreciation	(205,813)	(172,687)

	$174,994	$187,026

     Depreciation and amortization expense related to property, plant and equipment was $37,823, $38,696, and $31,530 for the years ended December 31, 2009, 2008 and 2007, respectively.
     The Company is obligated under various capital leases for certain machinery and equipment which expire on various dates through 2013 (see Note 8). The amount of machinery and equipment and related accumulated amortization recorded under capital leases and included within property, plant and equipment, net consisted of the following:

	December 31,
	2009	2008
Machinery and equipment under capital leases	$9,444	$9,495
Less: accumulated amortization	(4,212)	(2,284)

	$5,232	$7,211

     Amortization of assets held under capitalized leases is included in depreciation and amortization expense.
Note 5 — Retail Acquisitions and Transactions
The Factory Card & Party Outlet Acquisition
     On the Factory Card & Party Outlet Acquisition Date, the Company completed its acquisition of FCPO, in accordance with the terms of the Agreement and Plan of Merger, dated as of September 17, 2007 (the “Factory Card & Party Outlet Merger Agreement”). FCPO common stock was suspended from trading on the Nasdaq Global Market as of the close of trading on November 16, 2007. The merger followed tender offer for all of the outstanding shares of FCPO common stock by the Company. As a result of the merger, FCPO is a wholly-owned subsidiary of the Company, and each remaining outstanding share of FCPO common stock was converted into the right to receive $16.50 per share, net to the seller in cash.
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

F12

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
Party City Franchise Group Transaction
     Party City Corporation (“Party City”), a wholly-owned subsidiary of the Company, completed the acquisition of new stores from franchisees in a series of transactions involving Party City, Party City Franchise Group Holdings, LLC (“PCFG Holdings”), a majority owned subsidiary of Party City, and Party City Franchise Group, LLC (“PCFG”), a wholly-owned subsidiary of PCFG Holdings on November 2, 2007 (“Party City Franchise Group Transaction Date”). Party City contributed cash and 11 of its corporate retail stores located in Florida to PCFG Holdings. In addition, PCFG Holdings and PCFG acquired 55 retail stores located in Florida and Georgia from franchisees. PCFG operates the acquired 66 stores in the Florida and Georgia regions.
     The franchisee sellers received approximately $43,000 in cash and, in certain instances, equity interests in PCFG Holdings in exchange for the retail stores. The acquisitions were financed through the combination of cash contributed by Party City, borrowings under the Company’s existing credit facility and a new credit facility entered into by PCFG (see Note 7) and equity issued in exchange for certain stores. PCFG and PCFG Holdings are unrestricted subsidiaries under the Company’s existing debt facilities and the new PCFG credit facility is a stand-alone facility which is not guaranteed by the Company or its other subsidiaries.
     The excess of the PCFG purchase price over the tangible net assets acquired has been allocated to intangible assets consisting of goodwill ($30,300), which is not being amortized and franchise rights ($28,400), which are amortized over 20 years. In addition, assets acquired totaled $37,700 and liabilities assumed were $24,800.
     On December 30, 2008, the Company acquired the PCFG Holdings equity held by the two former franchisees, in exchange for total consideration of $15,444 which included cash of $500 and warrants to purchase 544.75 shares of AAH common stock at $0.01 per share. The Company has allocated the purchase price to the fair value of net assets, which resulted in an additional $558 charge to goodwill. As the AAH stock underlying the warrants and the PCFG equity previously held by the two former franchisees could be put back to the Company in certain instances, per the terms of the Company and PCFG shareholders agreements, the warrants and PCFG equity are classified as redeemable common securities in the Company’s consolidated balance sheets at December 31, 2009 and 2008, respectively.
Note 6 — Other Intangible Assets, net
     The Company had the following balances of other identifiable intangible assets as a result of various acquisitions:

	At December 31, 2009
		Accumulated	Net Carrying
	Cost	Amortization	Value	Useful lives

Retail franchise licenses	$63,630	$19,431	$44,199	20 years
Customer lists and relationships	14,500	5,477	9,023	15 years
Copyrights, designs, and other	13,632	12,989	643	2-3 years
Leasehold and other intangibles	2,087	1,283	804	1-15 years

Total Cost	$93,849	$39,180	$54,669

	At December 31, 2008
		Accumulated	Net Carrying
	Cost	Amortization	Value	Useful lives

Retail franchise licenses	$63,630	$14,117	$49,513	20 years
Customer lists and relationships	14,500	4,511	9,989	15 years
Copyrights, designs, and other	13,880	13,093	787	2-3 years
Leasehold and other intangibles	2,237	900	1,337	1-15 years

Total Cost	$94,247	$32,621	$61,626

F13

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
     The amortization expense for finite-lived intangible assets for the years ended December 31, 2009, 2008, and 2007 was $6,559, $8,582, and $6,563, respectively. Estimated amortization expense for each of the next five years will be approximately $6,722, $6,715, $6,590, $6,518, and $6,186, respectively.
     During the fourth quarter of 2008, the Company instituted a program to convert its company-owned and franchised Party America stores to Party City stores and recorded a $17,376 charge for the impairment of the Party America trade name.
Note 7 — Loans and Notes Payable
     On May 25, 2007, the Company and AAH entered into (i) a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) to borrow $375,000 and (ii) an ABL Credit Agreement (the “ABL Credit Agreement”) to borrow up to $250,000, as amended, for working capital and general corporate purposes.
     On November 2, 2007, PCFG entered into a Credit Agreement (the “PCFG Credit Agreement”) to borrow $30,000 in term loans (“PCFG Term Loan Agreement”) and up to $10,000, as amended, for working capital and general corporate purposes (“PCFG Revolver”).
     Below is a discussion of the Company’s ABL Credit Agreement and the PCFG Credit Agreement. See Note 8 for discussion of the Company’s Term Loan Credit Agreement.
ABL Credit Agreement —
     The Company has a committed revolving credit facility in an aggregate principal amount of up to $250,000 for working capital, general corporate purposes and the issuance of letters of credit. The ABL Credit Agreement provides for (a) extension of credit in the form of Revolving Loans at any time and from time to time during the period ending May 25, 2012 (the “Availability Period”), in an aggregate principal amount at any time outstanding not in excess of $250,000, subject to the borrowing base described below, (b) commitments to obtain credit, at any time and from time to time during the Availability Period, in the form of Swing Line Loans, in an aggregate principal amount at any time outstanding not in excess of $10,000 and (c) ability to utilize Letters of Credit, in an aggregate face amount at any time outstanding not in excess of $25,000 to support payment obligations incurred in the ordinary course of business by the Company and its subsidiaries.
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

F14

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
     On November 2, 2007, the Company entered into an amendment to its ABL credit facility with the lenders party thereto. The Amendment increased the aggregate commitments of the lenders under the ABL Credit Agreement by $50,000 to $250,000. Borrowings under the ABL Credit Agreement continue to be subject to the borrowing base and affirmative and negative covenants and events of default that are substantially similar to the Term Loan Credit Agreement. In addition, the Amendment modifies the ABL Credit Agreement by providing that the Company must maintain a Fixed Charge Coverage Ratio, as defined, of not less than 1.0 to 1.0 if it has less than $25,000 of excess availability under the ABL Credit Agreement.
     At December 31, 2009, borrowings under the ABL Credit Agreement were $76,990, and outstanding standby letters of credit totaled $11,587.
PCFG Credit Agreement
     On November 2, 2007, PCFG entered into a Credit Agreement (the “PCFG Credit Agreement”), among PCFG, CIT Group/Business Credit, Inc., as Administrative Agent and Collateral Agent, Newstar Financial, Inc., as Syndication Agent, CIT Capital Securities LLC, as Sole Arranger, and the Lenders party thereto. PCFG and Party City Franchise Group Holdings, LLC (“PCFG Holdings”), the sole member of PCFG have been designated by the Board of Directors of the Company as “Unrestricted Subsidiaries” pursuant to the Company’s existing ABL Credit Agreement, and the indenture governing its 8.75% Senior Subordinated Notes and neither PCFG nor PCFG Holdings guaranty any of the Company’s other credit facilities or indenture. In addition, PCFG’s credit facility is a stand-alone facility for PCFG and is not guaranteed by the Company or its other subsidiaries.
     Pursuant to the PCFG Credit Agreement, PCFG borrowed $30,000 in term loans (“PCFG Term Loan”) and obtained a committed revolving credit facility in an aggregate principal amount of up to $10,000 for working capital and general corporate purposes and the issuance of letters of credit (of up to $5,000 at any time outstanding) (“PCFG Revolver”). At December 31, 2009, the balance of the term loan was $23,000 and borrowings under the PCFG Revolver were $645. There were no outstanding letters of credit at December 31, 2009.
     At December 31, 2008, PCFG had not been in compliance with the financial covenants contained in the PCFG Credit Agreement. Effective September 30, 2009, PCFG and its lenders entered into a Waiver and Amendment Agreement which provided that, among other things, (1) interest would be accrued prospectively at either (i) for ABR borrowings, the Alternate Base Rate plus 6.00%, with a floor of 4.00% for the Alternate Base Rate or (ii) the Adjusted LIBO Rate plus 7.00% with a floor of 3.00% for the Adjusted LIBO Rate, (2) PCFG would pay an additional $1,500 in principal on the Term Loans at the effective date of the waiver and amendment , and thereafter the quarterly amortization payment for the Term Loans would be $1,000 each quarter until Maturity Date, (3) the PCFG Revolver would be limited to a maximum of $10,000, and (4) financials covenants related to leverage ratio, fixed charge coverage ratio, minimum EBITDA, and maximum capital expenditures, were revised.
     Under the terms of our other indebtedness, PCFG is an unrestricted subsidiary and the acceleration of our obligation under the PCFG Term Loan would not constitute an event of default under our other debt instruments.
Other Credit Agreements
     In addition to the Term Loan Credit Agreement, the ABL Credit Agreement and the PCFG Credit Agreement, at December 31, 2009, we have a 400 Canadian dollar denominated revolving credit facility which bears interest at the Canadian prime rate plus 1.1% and expires in April 2010, and a 1,400 British Pound Sterling denominated revolving credit facility which bears interest at the UK base rate plus 1.75% on the first 1,000 British Pound Sterling and 4.75% over the UK base rate on the remaining 400 British Pound Sterling. The UK credit facility expires on June 30, 2010. We expect to renew these revolving credit facilities upon expiration.
     Borrowings under the British Pound Sterling revolving credit facility at December 31, 2009 totaled 357 British Pound Sterling. There were no borrowings under the British Pound Sterling revolving credit facility at December 31, 2008 nor under the Canadian dollar denominated revolving credit facility at December 31, 2009 and 2008.

F15

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
Note 8 — Long-Term Obligations
     Long-term obligations consisted of the following:

	December 31,
	2009	2008

Term Loan due 2013(a)	$364,688	$368,437
PCFG Term Loan due 2012(b)	23,000	27,500
Mortgage obligation (c)	5,600	6,285
Capital lease obligations(d)	5,510	7,535
8.75% senior subordinated notes(e)	175,000	175,000

Total long-term obligations	$573,798	$584,757
Less: current portion	(34,906)	(34,002)

Long-term obligations, excluding current portion	$538,892	$550,755

     (a) On May 25, 2007, the Company, a wholly owned subsidiary of AAH , and AAH, entered into (i) a $375,000 Term Loan Credit Agreement, and (ii) an ABL Credit Agreement (see Note 7), and used the proceeds to refinance certain existing indebtedness and to pay transactions costs.
     The Term Loan Credit Agreement provides for two pricing options: (i) an ABR equal to the greater of (a) Credit Suisse’s prime rate in effect on such day and (b) the federal funds effective rate in effect on such day plus 1/2 of 1% or (ii) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin is 1.25% with respect to ABR borrowings and 2.25% with respect to LIBOR borrowings.
     The term loans may be prepaid at any time and are subject to mandatory prepayment out of (i) 100% of net proceeds arising from asset sales, insurance and condemnation proceeds, subject to reinvestment provisions, (ii) 50% of net proceeds arising from certain equity issuances by the Company or its subsidiaries (which percentage will be reduced to 25% or 0% if the Company’s total leverage ratio is less than specified ratios), (iii) net proceeds arising from any debt issued by the Company or its subsidiaries and (iv) 50% (which percentage will be reduced to 25% or 0% if the Company’s total leverage ratio is less than specified ratios) of the Company’s Excess Cash Flow, as defined.
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
     At December 31, 2009 and 2008, the balance of the Term Loans was $364,688 and $368,437, respectively.

F16

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
     (b) At December 31, 2009 and 2008, the balance of the PCFG Term Loans was $23,000 and $27,500, respectively. There were $645 of borrowings outstanding under the PCFG Revolver and no outstanding letters of credit at December 31, 2009. (See Note 7.)
     (c) In conjunction with the construction of a new distribution facility, the Company borrowed $10,000 from the New York State Job Development Authority on December 21, 2001, pursuant to the terms of a second lien mortgage note. On December 18, 2009 the mortgage note was amended, extending the fixed monthly payments of principal and interest for a period of 60 months up to and including December 31, 2014. The interest rate under the amended mortgage note remained variable and subject to review and adjustment semi-annually based on the New York State Job Development Authority’s confidential internal protocols. At December 31, 2009, the amended mortgage note bears at an interest rate of 2.45%. At December 31, 2008, the mortgage note bore interest at a rate of 4.89%. The principal amounts outstanding under the mortgage note as of December 31, 2009 and 2008, were $5,600 and $6,285, respectively. At December 31, 2009, the distribution facility had a carrying value of $40,798.
     (d) The Company has entered into various capital leases for machinery and equipment and automobiles with implicit interest rates ranging from 4.39% to 11.65% which extend to 2013.
     (e) The $175,000 senior subordinated notes due 2014 bear interest at a rate of 8.75% per annum. Interest is payable semi-annually on May 1 and November 1 of each year. The senior subordinated notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2009, at redemption prices ranging from 104.375% to 100%, plus accrued and unpaid interest to the date of redemption. If a Change of Control, as defined in the note indenture, were to occur, the Company will be obligated to make an offer to purchase the senior subordinated notes, in whole or in part, at a price equal to 101% of the aggregate principal amount of the senior subordinated notes, plus accrued and unpaid interest, if any, to the date of purchase.
     If a Change of Control were to occur, the Company may not have the financial resources to repay all of its obligations under the Term Loan Credit Agreement, the note indenture and the other indebtedness that would become payable upon the occurrence of such Change of Control.
     At December 31, 2009, maturities of long-term obligations consisted of the following:

	Long-term Debt	Capital Lease
	Obligations	Obligations	Totals

2010	$32,819	$2,087	$34,906
2011	8,845	2,065	10,910
2012	19,870	1,346	21,216
2013	330,583	12	330,595
2014	176,171	0	176,171

Long-term obligations	$568,288	$5,510	$573,798

Note 9 — Capital Stock
     At December 31, 2009 and 2008, the Company’s authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding and 40,000.00 shares of common stock, $0.01 par value, of which 30,819.35 and 30,811.65 shares were issued and outstanding, respectively. Of these shares 592.85 and 585.15 shares were redeemable at December 31, 2009 and 2008, respectively, and classified as “redeemable common securities” on the balance sheet, as described below.

F17

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
     During the year ended December 31, 2008, in connection with the sale of approximately 38% of the Company’s outstanding common stock to a new investor, management shareholders sold 308.64 shares of common stock previously classified as redeemable.
     Under the terms of the AAH stockholders’ agreement dated April 30, 2004, the Company has an option to purchase all of the shares of common stock held by these employees and, upon their death or disability, these employee stockholders can require the Company to purchase all of their shares. The purchase price as prescribed in the stockholders’ agreements is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by the Company to all employee stockholders, based on the estimated fair value of fully paid and vested common securities, totaled $16,807 and $16,589 at December 31, 2009 and 2008, respectively, and is classified as redeemable common securities on the consolidated balance sheet, with a corresponding adjustment to stockholders’ equity. As there is no active market for the Company’s common stock, the Company estimates the fair value of its common stock based on a valuation model confirmed periodically by its recent acquisitions.
     As explained in Note 15, in 2004, the CEO and the President exchanged vested Amscan stock options for vested AAH stock options (“Rollover Options”) to purchase 98.182 shares. In 2008, 60.87 Rollover Options were exercised. The remaining Rollover Options are valued at $1,582 at December 31, 2009 and 2008, respectively, and are classified as redeemable common securities on the consolidated balance sheet.
     Total redeemable common securities on the balance sheet were as follows:

	2009	2008

Redeemable common shares	$16,807	$16,589
2004 Rollover Options	1,582	1,582

	$18,389	$18,171

     At December 31, 2007, two officers of PCFG owned 8,443.72 and 5,000.00 shares of PCFG common stock, respectively. Under the terms of the PCFG stockholders’ agreement dated November 2, 2007, under certain circumstances the employee stockholders were entitled to receive at least the original cost of their shares, if purchased by the Company. Including an additional 2008 investment of $2,500, the employee shareholders held 15,943.72 shares of PCFG common stock. On December 30, 2008, the Company exchanged 544.75 warrants to purchase AAH common stock at $.01 per share, valued at $28,350 per share, plus $500 in cash, to acquire the 15,943.72 shares of PCFG common stock. As a result of this transaction, the Company charged $558 to goodwill. The warrants, which have a term of 10 years, are exercisable into AAH common stock under certain conditions, with the right to require the Company to purchase the shares upon the death or disability of the employees and are classified on the balance sheet as a current liability under the provisions of FASB Staff Position No. 150-5 “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable.”
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
Note 10 — Provision for Doubtful Accounts
     The provision for doubtful accounts is included in general and administrative expenses. For the years ended December 31, 2009, 2008 and 2007, the provision for doubtful accounts was $3,982, $1,092, and $1,290, respectively.

F18

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
Note 11 — Non-recurring Expenses and Write-off of Deferred Financing Costs
     In connection with the refinancing of the Company’s debt obligations in May 2007, the Company incurred $3,781 of expenses associated with original issue discount and wrote off $6,333 of deferred financing costs associated with the repayment of debt.
Note 12 — Restructuring Charges
     Restructuring costs associated with the Party City Acquisition of $3,680 were accrued for as part of the net assets acquired. All related costs have been incurred, with the last $480 incurred during 2008.
     In connection with the Party America Acquisition, $4,100 was accrued related to plans to restructure Party America’s administrative operations and involuntarily terminate a limited number of Party America personnel. All related costs have been incurred, with the last $2,100 incurred during 2008. The Company also incurred $1,700 in employee retention expense in 2007.
     In connection with the Factory Card and Party Outlet Acquisition, $9,101 has been accrued related to plans to restructure FCPO’s merchandising assortment and administrative operations and involuntarily terminate a limited number of FCPO personnel. Through December 31, 2009, the Company incurred $6,703 in restructuring costs including $3,834 incurred in 2009. The Company expects to incur the balance in 2010.
     During October of 2009, the Company communicated its plan to close the FCPO corporate office in Naperville, Illinois and to consolidate its retail corporate office operations with those of Party City, in Rockaway, New Jersey. In connection with the closing, the Company recorded additional planned severances costs of $1,800 during 2009 and expects to incur additional retention costs of $1,500 through April 2010. The Company will continue to utilize the Naperville facility as a distribution center for greeting cards and other products.
     Restructuring costs associated with the Party City Franchise Group Transaction of $1,000 were accrued related to plans to restructure PCFG’s merchandising assortment and administrative operations and involuntarily terminate a limited number of PCFG personnel. PCFG incurred $100 and $900 in restructuring costs in 2009 and 2008, respectively.
Note 13 — Other (Income) Expense

	Year Ended December 31,
	2009	2008	2007

Other income (expense) consists of the following:

Undistributed income in unconsolidated joint venture	$(632)	$(538)	$(628)
Change in fair market value of the interest rate cap	—	(187)	61
Foreign currency loss (gain)	670	(476)	388
Early extinguishment of debt	—	—	16,360
Impairment of investment in subsidiary	—	—	2,005
Royalty agreement amendment fee	—	400	—
Other, net	(70)	(17)	28

Other (income) expense, net	$(32)	$(818)	$18,214

F19

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
Note 14 — Employee Benefit Plans
     Certain subsidiaries of the Company maintain profit sharing plans for eligible employees providing for annual discretionary contributions to a trust. Eligible employees are full time domestic employees who have completed a certain length of service, as defined, and attained a certain age, as defined. In addition, the plans require the subsidiaries to match from 25% to 100% of voluntary employee contributions to the plans, not to exceed a maximum amount of the employee’s annual salary, ranging from 4% to 6%. Profit sharing expense for the years ended December 31, 2009, 2008, and 2007 totaled $4,201, $3,518, and $4,736, respectively.
Note 15 — Equity Incentive Plan
     On May 1, 2004, the Company adopted the 2004 Equity Incentive Plan (the “Plan”)under which the Company may grant incentive awards in the form of restricted and unrestricted common stock options to purchase shares of the Company’s common stock (“Company Stock Options”) to certain directors, officers, employees and consultants of the Company and its affiliates. A committee of the Company’s board of directors (the “Committee”), or the board itself in the absence of a Committee, is authorized to make grants and various other decisions under the 2004 Equity Incentive Plan. Unless otherwise determined by the Committee, any participant granted an award under the 2004 Equity Incentive Plan must become a party to, and agree to be bound by, the Company’s stockholders’ agreement. Company Stock Options reserved under the 2004 Equity Incentive Plan total 3,474.6898 and may include incentive and nonqualified stock options. Company Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Committee, vest over five years and have a term of ten years from the date of grant.
     The Company has three types of options — rollover options, time-based options, and performance-based options, each of which is described below.
     Rollover Options
     In 2004, the Company’s CEO and its President exchanged vested options in the predecessor company for 98.18 vested options to purchase common shares at $2,500 per share (the “Rollover Options”). These options had intrinsic value of $737 and fair value of $880. Under Paragraph 84 of FIN 44, vested options granted by the acquiring company in exchange for outstanding options of the target company should be considered part of the purchase transaction and accounted for under FAS 141. The fair value is accounted for as part of the purchase price of the target company.
     Since these options were vested immediately and can be exercised upon death or disability of the executives and put back to the Company, they are reflected as redeemable common securities on the Company’s consolidated balance sheet.
     However, these options have an additional condition, whereby they may be put back to the Company at fair market value upon retirement. Because the terms of the Rollover Options could extend beyond the retirement dates of these two executives, it is possible that they could exercise these options within six months of the specified retirement date and then put the immature shares back to the Company at retirement less than six months later. FIN 44, Paragraphs 68 requires variable accounting for awards with puts that can be exercised within six months of the issuance of the shares.
     Therefore, regardless of the probability of this occurrence, changes in market value of the shares should be expensed as additional stock compensation because the put, even if not probable, is within the control of the employee.
     The Company did not consider this condition, because it considered that a change in control was probable before 2014 and, as a result, the put of immature shares was not ever probable. Since probability is not relevant under the guidance of FIN 44, Paragraph 68 requires that future changes in market value after issue must follow variable accounting and be marked to market.
     Therefore, the Company should have charged pretax income for $638 in 2007, $221 in 2005, and $736 in 2004. Since the Company had been marking to market these securities through a debit to equity and a corresponding increase to the redeemable securities, the balance sheet was properly stated.
     During 2008, the reduction in liability caused by the exercise of 37 of these options, net of the increase in valuation of the remaining 61.18 options, resulted in a net credit to pretax income of $210. There was no charge to earnings for these options in 2009 because the valuation did not change from 2008.

F20

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
     Time-based options
     In April 2005, the Company granted 722 time-based options (“TBO’s”) to key employees and its outside directors, exercisable at a strike price of $10,000. The Company used a minimum value method under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to determine the fair value of the Company Stock Options granted in April 2005, together with the following assumptions: dividend yield of 0%, risk-free interest rate of 3.1%, forfeitures, expected cancellation of 3%, and an expected life of four years. The estimated fair value of the options granted in 2005 is amortized on a straight line basis to compensation expense, net of taxes, over the vesting period of four years. The Company recorded compensation expense of approximately $140, $201, and $201 in general and administrative expenses during each of the years ended December 31, 2009, 2008 and 2007, respectively. There is no remaining stock compensation in future years related to these options.
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
     Since January 1, 2006, the Company granted an additional 489.50 TBO’s, exercisable at a strike price of $12,000 per share, 187 TBO’s exercisable at a strike price of $14,250 per share, 20 TBO’s exercisable at a strike price of $17,500 per share, and 76.5 TBO’s exercisable at a strike price of $20,750 , 5 TBO’s exercisable at a strike price of $22,340, and 55.28 TBO’s exercisable at a strike price of $28,350 to key eligible employees and outside directors. In addition, in connection with the acquisition of Party America, certain Party America employees elected to roll their options to purchase Party America common stock into fully vested TBO’s. As a result, the Company issued 19.023 fully vested TBO’s exercisable at strike prices of $6,267 and $10,321 per share and with a fair market value of $170. The fair value of these options was recorded as part of the Party America purchase price.
     The Company recorded compensation expense of $736, $677, and $538 during the years ended December 31, 2009, 2008, and 2007 related to the options granted since 2006 under SFAS No. 123(R), in general and administrative expenses. The fair value of each grant is estimated on the grant date using a Black-Scholes option valuation model based on the assumptions in the following table.

Expected dividend rate	—
Risk free interest rate	1.76% to 5.08%
Price volatility	15.00
Weighted average expected life	7.5
Forfeiture rate	7.75
     The weighted average expected lives (estimated period of time outstanding) was estimated using the Company’s best estimate for determining the expected term. Expected volatility was based on implied historical volatility of an applicable Dow Jones Industrial Average sector index for a period equal to the stock option’s expected life. The remaining stock compensation expense to be recorded in future years for these options is $1,339.

F21

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
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
     Since January 1, 2006, the Company granted an additional 890.50 PBO’s exercisable at a strike price of $12,000 per share, 314 PBO’s exercisable at a strike price of $14,250 per share, 30 PBO’s exercisable at a strike price of $17,500 per share, 76.5 PBO’s exercisable at a strike price of $20,750, 185 PBO’s exercisable at a strike price of $22,340, and 100.62 PBO’s exercisable at a strike price of $28,350 to key eligible employees and outside directors.
     Prior to 2008, the Company had accounted for PBO’s on the same basis as described above for TBO’s. Paragraph 44 of SFAS 123( R ) requires that if a performance condition is not probable of achievement, no compensation expense is recorded. The Company believed that a change in control was probable, and therefore that the options should be accounted for under the same provisions of SFAS 123 and 123(R). However, that accounting was incorrect.
     While a change in control condition is not specifically discussed in SFAS 123 or SFAS 123(R), EITF 96-5, “Recognition of Liabilities for Contractual Termination Benefits or Changing Benefit Plan Assumptions in Anticipation of a Business Combination” requires that compensation cost should not be recognized until a business combination is consummated. This approach should be applied to other types of liquidity events, including initial public offerings and change in control events.
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
     For the performance-based options that were exercised as a result of the transaction noted above, the waiver of the change in control requirement resulted in a vesting of these options. Therefore, the performance condition for those exercised options was met immediately upon exercise. Therefore, the effect of the vesting and settlement was accounted for as stock compensation. The fair value of the performance-based options at exercise required to be charged to income is $5,639. (As noted above, $2,002 of this amount was charged to income in prior years.)
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

F22

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
     The following table summarizes the changes in outstanding options under the Equity Incentive Plan for the years ended December 31, 2007, 2008 and 2009:

			Average Fair
		Average	Market
		Exercise	Value of Options at
	Options	Price	Grant Date

Outstanding at December 31, 2006	2,858.20	$10,648

Granted	704.00	15,929	$5,341
Exercised	(14.52)	14,250
Canceled	(148.54)	11,259

Outstanding at December 31, 2007	3,399.14	11,700

Granted	305.90	24,617	5,736
Exercised	(627.90)	14,283
Canceled	(144.54)	10,193

Outstanding at December 31, 2008	2,932.60	13,242

Granted	40.00	28,350	5,712
Exercised	(7.70)	11,573
Canceled	(31.87)	12,459

Outstanding at December 31, 2009	2,933.03	13,462
Exercisable at December 31, 2009	893.50	10,903
Note 16 — Income Taxes
     A summary of domestic and foreign income before income taxes and minority interest follows:

	Year Ended December 31,
	2009	2008	2007

Domestic	$92,364	$54,701	$27,444
Foreign	8,060	9,120	5,509

Total	$100,424	$63,821	$32,953

F23

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
     The income tax expense consisted of the following:

	Year Ended December 31,
	2009	2008	2007

Current:
Federal	$22,643	$24,515	$13,009
State	3,930	4,817	4,074
Foreign	2,297	2,741	2,136

Total current provision	28,870	32,073	19,219
Deferred:
Federal	7,705	(6,627)	(5,229)
State	1,150	(1,139)	(758)
Foreign	(52)	(119)	14

Total deferred provision (benefit)	8,803	(7,885)	(5,973)

Income tax expense	$37,673	$24,188	$13,246

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income tax assets and liabilities from domestic jurisdictions consisted of the following:

	December 31,
	2009	2008

Current deferred income tax assets:
Inventory valuation	$16,186	$14,287
Allowance for doubtful accounts	941	832
Accrued liabilities	10,733	7,519
Contribution carryforward	56	—
Tax loss carryforward	1,761	3,078
Tax credit carryforward	576	1,148

Current deferred income tax assets (included in prepaid expenses and other current assets)	$30,253	$26,864

Non-current deferred income tax liabilities, net:
Property, plant and equipment	$11,631	$2,446
Intangible assets	69,774	71,263
Amortization of goodwill and other assets	19,457	14,109
Other	708	6

Non-current deferred income tax liabilities, net	$101,570	$87,824

     At December 31, 2009, the Company had a net operating loss carryforward remaining from FCPO of approximately $4,457. In addition, the Company had alternative minimum tax credit carryforwards of $576.

F24

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
     The difference between the Company’s effective income tax rate and the federal statutory income tax rate is reconciled below:

	Year Ended December 31,
	2009	2008	2007

Provision at federal statutory income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	3.1	4.2	6.6
Non-deductible reserve for investment in foreign subsidiary	—	—	2.1
Domestic manufacturing deductions	(0.8)	(1.3)	(2.0)
Other	0.2	—	(1.5)

Effective income tax rate	37.5%	37.9	40.2%

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
     At December 31, 2009 and 2008, the Company’s share of the cumulative undistributed earnings of foreign subsidiaries was approximately $36,882 and $31,767, respectively. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries’ operations. It is not practical to estimate the amount of additional tax that might be payable on these foreign earnings in the event of distribution or sale; however, under existing law, foreign tax credits would be available to substantially reduce incremental U.S. taxes payable on amounts repatriated.
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
The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	2009	2008	2007

Balance as of January 1,	$2,024	$2,485	$2,550
Increases related to current year tax positions	81	172	184
Increases related to prior year tax positions			160
Decrease related to settlements	(822)		(189)
Decreases related to lapsing of statutes of limitations	(291)	(633)	(220)

Balance as of December 31,	$992	$2,024	$2,485

F25

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(Dollars in thousands, except per share)
     Our total net unrecognized tax benefits that, if recognized, would impact our effective tax rate were $1,032, $1,787 and $1,242 as of December 31, 2009, 2008 and 2007, respectively.
     Liabilities for unrecognized tax benefits are reflected in other long-term liabilities in the consolidated balance sheet. Included in the balance of unrecognized tax benefits at December 31, 2009, is $768 related to tax positions for which it is possible that the total amounts could significantly change during the next twelve months.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $146 and $265 for the potential payment of interest and penalties at December 31, 2009 and 2008, respectively. The Company credited $119 in interest to income tax expense in 2009 and $54 in 2008.
     For federal income tax purposes, the years 2007 through 2009 are open to examination at December 31, 2009. For non-U.S. income tax purposes, tax years from 2005 through 2009 remain open. Lastly, the Company is open to state and local income tax examinations for the tax years 2005 through 2009.
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
     At December 31, 2009, future minimum lease payments under all operating leases consisted of the following:

Future Minimum
Operating Lease
Payments
2010	$108,719
2011	91,906
2012	75,845
2013	49,607
2014	28,736
Thereafter	53,754

$408,567

     We are also an assignor with contingent lease liability for seven stores sold to franchisees. The potential contingent lease obligations continue until the applicable leases expire in 2014. The maximum amount of the contingent lease obligations may vary, but is limited to the sum of the total amount due under the lease. At December 31, 2009, the maximum amount of the contingent lease obligations was approximately $4,200 and is not included in the table above as such amount are contingent upon certain events occurring which management has not assessed as probable or estimable at this time.
     The operating leases included in the above table also do not include contingent rent based upon sales volume or other variable costs such as maintenance, insurance and taxes.
     Rent expenses for the years ended December 31, 2009, 2008 and 2007, were $136,785, $142,471, and $109,685, respectively, and include immaterial amounts of rent expense related to contingent rent.

F26

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(Dollars in thousands, except per share)
Product Royalty Agreements
     The Company has entered into product royalty agreements with various licensors of copyrighted and trademarked characters and designs that are used on the Company’s products which require royalty payments based on sales of the Company’s products, and, in some cases, include annual minimum royalties.
     At December 31, 2009, the Company’s commitment to pay future minimum product royalties was as follows:

Future Minimum
Royalty Payments
2010	$3,292
2011	5,077
2012	2,289
2013	451
2014	466

$11,575

     Product royalty expense for the years ended December 31, 2009, 2008 and 2007, was $8,615, $8,455, and $8,337, respectively.
     The Company has entered into product purchase commitments with certain vendors. At December 31, 2009, the Company’s future product commitments were as follows:

Product Purchase
Commitments
2010	$4,422
2011	4,422
2012	1,106

$9,950

Legal Proceedings
     The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.
Related Party Transactions
     Pursuant to the terms of a management agreement, Berkshire Partners LLC and Weston Presidio were paid annual management fees of $833 and $417, respectively, for each of the years ended December 31, 2009, 2008 and 2007. Management fees payable to Berkshire Partners LLC and Weston Presidio totaled $139 and $69, respectively, at December 31, 2009 and 2008 and are included in accrued expenses on the consolidated balance sheet. Although the indenture governing the 8.75% senior subordinated notes will permit the annual payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.

F27

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(Dollars in thousands, except per share)
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
     The Company’s industry segment data for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Wholesale	Retail	Consolidated
Year Ended December 31, 2009
Revenues:
Net sales	$633,006	$1,055,965	$1,688,971
Royalties and franchise fees	—	19,494	19,494

Total revenues	633,006	1,075,459	1,708,465
Eliminations	(221,647)	—	(221,647)

Net revenues	$411,359	$1,075,459	$1,486,818

Income from operations	$65,007	$76,866	$141,873

Interest expense, net			41,481
Other income, net			(32)

Income before income taxes			$100,424

Total assets	$747,262	$733,239	$1,480,501

	Wholesale	Retail	Consolidated
Year Ended December 31, 2008
Revenues:
Net sales	$653,403	$1,099,136	$1,752,539
Royalties and franchise fees	—	22,020	22,020

Total revenues	653,403	1,121,156	1,774,559
Eliminations	(214,898)	—	(214,898)

Net revenues	$438,505	$1,121,156	$1,559,661

Income from operations	$58,290	$55,628	$113,918

Interest expense, net			50,915
Other income, net			(818)

Income before income taxes			$63,821

Total assets	$702,938	$805,039	$1,507,977

F28

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(Dollars in thousands, except per share)

	Wholesale	Retail	Consolidated
Year Ended December 31, 2007
Revenues:
Net sales	$626,476	$768,183	$1,394,659
Royalties and franchise fees	—	25,888	25,888

Total revenues	626,476	794,071	1,420,547
Eliminations	(173,143)	—	(173,143)

Net revenues	$453,333	$794,071	$1,247,404

Income from operations	$45,172	$60,585	$105,757

Interest expense, net			54,590
Other expense, net			18,214

Income before income taxes			$32,953

Total assets	$724,151	$774,692	$1,498,843

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
     The Company’s geographic area data are as follows:

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2009
Revenues:
Net sales to unaffiliated customers	$1,371,611	$95,713	$—	$1,467,324
Net sales between geographic areas	24,247	—	(24,247)	—

Net sales	1,395,858	95,713	(24,247)	1,467,324
Royalties and franchise fees	19,494	$0	$0	19,494

Total revenues	$1,415,352	$95,713	$(24,247)	$1,486,818

Income from operations	$132,115	$8,686	$1,072	$141,873

Interest expense, net				41,481
Other income, net				(32)

Income before income taxes				$100,424

Total assets	$1,478,493	$82,890	$(80,882)	$1,480,501

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2008
Revenues:
Net sales to unaffiliated customers	$1,454,145	$83,496	$—	$1,537,641
Net sales between geographic areas	23,194	—	(23,194)	—

Net sales	1,477,339	83,496	(23,194)	1,537,641
Royalties and franchise fees	22,020	—	—	22,020

Total revenues	$1,499,359	$83,496	$(23,194)	$1,559,661

Income from operations	$104,217	$8,536	$1,165	$113,918

Interest expense, net				50,915
Other income, net				(818)

Income before income taxes				$63,821

Total assets	$1,508,310	$49,319	$(49,652)	$1,507,977

F29

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(Dollars in thousands, except per share)

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2007
Revenues:
Net sales to unaffiliated customers	$1,141,532	$79,984	$—	$1,221,516
Net sales between geographic areas	23,906	—	(23,906)	—

Net sales	1,165,438	79,984	(23,906)	1,221,516
Royalties and franchise fees	25,888	—	—	25,888

Total revenues	$1,191,326	$79,984	$(23,906)	$1,247,404

Income from operations	$97,638	$6,956	$1,163	$105,757

Interest expense, net				54,590
Other expense, net				18,214

Income before income taxes				$32,953

Total assets	$1,497,452	$53,760	$(52,367)	$1,498,845

Note 19 — Quarterly Results (Unaudited)
     Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines and wholesale customer base and increased promotional activities, the impact of seasonality on the quarterly results of our wholesale operations in recent years has been limited. Promotional activities, including special dating terms, particularly with respect to Halloween and Christmas products sold at wholesale during the third quarter, and the introduction of our new everyday products and designs during the fourth quarter generally result in higher accounts receivables and inventory balances. Our retail operations are subject to substantial seasonal variations. Historically, our retail operations have realized a significant portion of their net sales, net income and cash flow in the fourth quarter of the year, principally due to the sales in October for the Halloween season and, to a lesser extent, due to sales for end of year holidays.
     The following table sets forth our historical revenues, gross profit, income from operations and net income, by quarter, for the years ended December 31, 2009, 2008, and 2007. The results of FCPO’s and PCFG’s operations are included in the Company’s consolidated results of operations for the year ended December 31, 2007, from the Factory Card & Party Outlet Acquisition Date of November 16, 2007 and the Party City Franchise Group Transaction Date of November 2, 2007, respectively.

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31,

2009
Revenues:
Net sales	$309,046	$337,536	$336,944	$483,798
Royalties and franchise fees	3,694	4,536	4,164	7,100
Gross profit	103,629	128,425	121,453	214,776
Income from operations	12,201	27,818	14,937	86,917
Net income attributable to Amscan Holdings, Inc.	2,403	10,952	3,079	46,119

2008
Revenues:
Net sales	$325,032	$365,174	$356,231	$491,204
Royalties and franchise fees	5,342	6,350	5,863	4,465
Gross profit	110,347	139,414	125,311	196,143
Income from operations	8,778	35,511	18,573	51,056	(a)
Net (loss) income attributable to Amscan Holdings, Inc.	(2,537)	14,669	4,563	23,815	(a)

F30

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(Dollars in thousands, except per share)

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31,

2007
Revenues:
Net sales	$243,529	$273,424	$277,564	$426,999	(b)
Royalties and franchise fees	4,895	5,747	5,783	9,463	(b)
Gross profit	77,706	98,399	96,783	171,042	(b)
Income from operations	6,837	25,887	14,500	58,533	(b)
Net (loss) income attributable to Amscan Holdings, Inc.	(4,402)	(2,458)	424	25,697	(b)

(a)	During the fourth quarter of 2008, the Company instituted a program to convert its company-owned and franchised Party America stores to Party City stores and recorded a $17,376 charge for the impairment of the Party America trade name.

(b)	The results of operations for 2007 include the results of FCPO for the period from the Factory Card & Party Outlet Acquisition Date (November 16, 2007) through December 29, 2007, and the results of PCFG for the period from the Party City Franchise Transaction Date (November 2, 2007) through December 31, 2007.
Note 20 — Fair Value Measurements
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
The following table shows assets and liabilities as of December 31, 2009 that are measured at fair value on a recurring basis:

		Significant
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable	Total as of
	Identical Assets or	Inputs	Inputs	December 31,
	Liabilities (Level 1)	(Level 2)	(Level 3)	2009

Derivative assets	—	—	—	—
Derivative liabilities	—	$(6,582)	—	$(6,582)

F31

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(Dollars in thousands, except per share)
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
     The carrying amounts for cash and cash equivalents, accounts receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value at December 31, 2009 and December 31, 2008 because of the short-term maturity of those instruments or their variable rates of interest.
     The carrying amount and fair value (based on market prices) of the Company’s Term Loan and $175,000 Senior Subordinated Notes are as follows:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term Loan	$364,688	$331,866	$368,437	$247,000

$175,000 Senior Subordinated Notes	175,000	166,250	175,000	107,000
     The carrying amounts for other long-term debt approximate fair value at December 31, 2009 and 2008, based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity.
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
     To effectively fix the interest rate on a portion of its Term Loans (see Note 8), the Company entered into an interest rate swap agreement with a financial institution in 2006, for an aggregate notional amount of $57,000, which expired in February 2009.
     In 2008, the Company entered into a second interest rate swap agreement with a financial institution for an initial aggregate notional amount of $118,505, which increases to a maximum of $163,441 during its term and expires in March 2011.
     The swap agreements had unrealized net losses of $3,977 and $5,294 at December 31, 2009 and 2008, respectively, which were included in accumulated other comprehensive loss (see Note 22). No components of these agreements are excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The fair value of interest rate contracts at December 31, 2009 and 2008 of $(6,313) and $(8,403) are reported in current liabilities in the consolidated balance sheet.
     In addition to the agreements above, during the year ended December 31, 2007, the Company purchased a $73,000 interest rate cap at 6.00%, for $12, which was charged to expense during the year.

F32

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(Dollars in thousands, except per share)
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
     At December 31, 2009 and 2008, the Company had foreign currency exchange contracts with notional amounts of $19,200, and $18,560, respectively. The foreign currency exchange contracts are reflected in the consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counter-parties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. The fair value adjustment at December 31, 2009 and 2008 resulted in an unrealized net (loss) gain of $(169), and $1,698, respectively, which are included in accumulated other comprehensive loss (see Note 22). No components of these agreements are excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all gains and losses in accumulated other comprehensive loss related to these foreign exchange contracts will be reclassified into earnings by December 2010. The fair value of foreign exchange contracts for the years ended December 31, 2009 and 2008 of ($269) and $2,695 are reported in accrued expenses and other current assets in the consolidated balance sheets, respectively.

	Notional Amounts		Derivative Assets				Derivative Liabilities
			Balance		Balance		Balance		Balance
			Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	December 31,	December 31,	Line	Value	Line	Value	Line	Value	Line	Value
Derivative Instrument	2009	2008	December 31, 2009		December 31, 2008		December 31, 2009		December 31, 2008

Interest Rate Hedge	$163,441	$175,505		$—		$—	(b) AE	$(6,313)	(b) AE	$(8,403)

Foreign Exchange Contracts	19,200	18,560	(a) PP	$—	(a) PP	3,365	(a) PP	(269)	(a) PP	(670)

Total Hedges	$182,641	$194,065		$—		$3,365		$(6,582)		$(9,073)

(a)	PP = Prepaid expenses and other current assets

(b)	AE = Accrued expenses

F33

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(Dollars in thousands, except per share)
Note 22 — Comprehensive Income
     Comprehensive income consisted of the following:

	Year Ended December 31,
	2009	2008	2007

Net income	$62,553	$40,510	$19,261
Cumulative change from adoption of FIN 48 (see Note 5)	—	—	(31)
Net change in cumulative translation adjustment	4,007	(11,338)	1,633
Change in fair value of interest rate swap contracts, net of income taxes of $773, $(2,851), $(302)	1,317	(4,855)	(514)
Change in fair value of foreign exchange contracts, net of income tax (benefit) expense of $(1,097), $1,169, $(136)	(1,867)	1,990	(231)

Comprehensive income	$66,010	$26,307	$20,118

     Accumulated other comprehensive loss consisted of the following:

	Year Ended Dec 31,
	2009	2008

Cumulative translation adjustment	$(4,249)	$(8,256)
Interest rate swap contracts, net of income tax (benefit) expense of $(2,336), and $(3,109)	(3,977)	(5,294)
Foreign exchange contracts, net of income tax (benefit) expense of $(100), and $997	(169)	1,698

Total accumulated other comprehensive income	$(8,395)	$(11,852)

Note 23 — Subsequent Events
     On December 21, 2009, the Company entered into an Asset Purchase Agreement with American Greetings Corporation (“American Greetings”) under which it acquired certain assets, equipment and processes used in the manufacture and distribution of party goods effective on March 1, 2010. In connection with the Asset Purchase Agreement, the companies also entered into a Supply and Distribution Agreement and a Licensing Agreement (collectively, the “Agreements”). Under the terms of the Agreements, effective on or about March 1, 2010, the Company will have exclusive rights to manufacture and distribute products into various channels including the party store channel. American Greetings will continue to distribute party goods to various channels including to their mass, drug, grocery and specialty retail customers. American Greetings will purchase substantially all of their party goods requirements from the Company and the Company will license from American Greetings the “Designware” brand and other character licenses.
     In connection with the Agreements, American Greetings received total consideration of $45,880, including cash of $24,881, which was held in escrow at December 31, 2009 and reported in other assets in the consolidated balance sheet, and a warrant to purchase approximately 2% of the Common Stock of AAH.
Note 24 — Condensed Consolidating Financial Information
     On May 25, 2007, the Company, a wholly owned subsidiary of AAH, along with AAH entered into (i) a $375,000 Term Loan Credit Agreement, and (ii) a $200,000 ABL Credit Agreement (see Note 7).

F34

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(Dollars in thousands, except per share)
     Borrowings under the Term Loan Credit Agreement, the ABL Credit Agreement and the Company’s $175,000 8.75% senior subordinated notes are guaranteed jointly and severally, fully and unconditionally, by the following wholly-owned domestic subsidiaries of the Company (the “Guarantors”):
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
     The following consolidating information presents consolidating balance sheets as of December 31, 2009 and 2008, and the related consolidating statements of operations and cash flows for the years ended December 31, 2009, 2008 and 2007, for the combined Guarantors and the combined Non-guarantors, and elimination entries necessary to consolidate the entities comprising the combined companies.

F35

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
CONSOLIDATING BALANCE SHEET
December 31, 2009

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,240	$7,180	$—	$15,420
Accounts receivable, net of allowances	60,655	22,126	—	82,781
Inventories, net of allowances	295,004	41,893	(947)	335,950
Prepaid expenses and other current assets	63,528	6,013	—	69,541

Total current assets	427,427	77,212	(947)	503,692
Property, plant and equipment, net	163,999	10,995	—	174,994
Goodwill	510,400	38,039	—	548,439
Trade names	157,283	—	—	157,283
Other intangible assets, net	29,948	24,721	—	54,669
Other assets, net	160,401	7,033	(126,010)	41,424

Total assets	$1,449,458	$158,000	$(126,957)	$1,480,501

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$76,990	$645	$—	$77,635
Accounts payable	67,235	9,666	—	76,901
Accrued expenses	83,430	10,250	—	93,680
Income taxes payable	32,969	(817)	(91)	32,061
Redeemable warrants	15,444	—	—	15,444
Current portion of long-term obligations	28,406	6,500	—	34,906

Total current liabilities	304,474	26,244	(91)	330,627
Long-term obligations, excluding current portion	522,392	16,500	—	538,892
Deferred income tax liabilities	101,000	570	—	101,570
Other	20,288	71,569	(79,956)	11,901

Total liabilities	948,154	114,883	(80,047)	982,990

Redeemable common securities	18,389	—	—	18,389

Commitments and contingencies

Stockholders’ equity:
Common Stock	—	339	(339)	—
Additional paid-in capital	335,731	46,167	(46,075)	335,823
Retained earnings	155,579	(5,476)	(546)	149,557
Accumulated other comprehensive loss	(8,395)	(50)	50	(8,395)

Amscan Holdings Inc. stockholders’ equity	482,915	40,980	(46,910)	476,985
Noncontrolling interests	—	2,137	—	2,137

Total stockholders’ equity	482,915	43,117	(46,910)	479,122

Total liabilities, redeemable common securities and stockholders’ equity	$1,449,458	$158,000	$(126,957)	$1,480,501

F36

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
CONSOLIDATING BALANCE SHEET
December 31, 2008

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$8,544	$4,514	$—	$13,058
Accounts receivable, net of allowances	73,932	15,511	—	89,443
Inventories, net of allowances	331,059	36,605	(699)	366,965
Prepaid expenses and other current assets	42,033	5,779	—	47,812

Total current assets	455,568	62,409	(699)	517,278
Property, plant and equipment, net	175,532	11,494	—	187,026
Goodwill	497,197	46,534	—	543,731
Trade names	157,283			157,283
Other intangible assets, net	35,496	26,130	—	61,626
Other assets, net	123,315	12,207	(94,489)	41,033

Total assets	$1,444,391	$158,774	$(95,188)	$1,507,977

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$136,878	$—	$—	$136,878
Accounts payable	98,636	28,002	—	126,638
Accrued expenses	77,470	10,515	—	87,985
Income taxes payable	27,802	860	(57)	28,605
Redeemable warrants	15,444	—	—	15,444
Current portion of long-term obligations	6,488	27,514	—	34,002

Total current liabilities	362,718	66,891	(57)	429,552
Long-term obligations, excluding current portion	550,755	—	—	550,755
Deferred income tax liabilities	76,360	11,464	—	87,824
Other	21,988	36,107	(48,537)	9,558

Total liabilities	1,011,821	114,462	(48,594)	1,077,689

Redeemable common securities	18,171	—	—	18,171

Commitments and contingencies

Stockholders’ equity:
Common Stock	—	339	(339)	—
Additional paid-in capital	334,983	45,629	(45,536)	335,076
Retained earnings	91,268	(3,776)	(488)	87,004
Accumulated other comprehensive (loss) income	(11,852)	231	(231)	(11,852)

Amscan Holdings Inc. stockholders’ equity	414,399	42,423	(46,594)	410,228
Noncontrolling interests	—	1,889	—	1,889

Total stockholders’ equity	414,399	44,312	(46,594)	412,117

Total liabilities, redeemable common securities and stockholders’ equity	$1,444,391	$158,774	$(95,188)	$1,507,977

F37

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
CONSOLIDATING STATEMENT OF OPERATIONS
For The Year Ended December 31, 2009

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$1,291,848	$199,723	$(24,247)	$1,467,324
Royalties and franchise fees	19,494	—	—	19,494

Total revenues	1,311,342	199,723	(24,247)	1,486,818

Expenses:
Cost of sales	794,363	128,677	(23,999)	899,041
Selling expenses	29,580	10,206	—	39,786
Retail operating expenses	226,159	35,532	—	261,691
Franchise expenses	11,991	—	—	11,991
General and administrative expenses	104,072	16,441	(1,320)	119,193
Art and development costs	13,324	(81)	—	13,243

Total expenses	1,179,489	190,775	(25,319)	1,344,945

Income from operations	131,853	8,948	1,072	141,873

Interest expense, net	38,785	2,696	—	41,481
Other (income) expense, net	(7,818)	1,346	6,440	(32)

Income before income taxes	100,886	4,906	(5,368)	100,424
Income tax expense	36,631	1,133	(91)	37,673

Net income	64,255	3,773	(5,277)	62,751
Less net income attributable to noncontrolling interests	—	198	—	198

Net income attributable to Amscan Holdings Inc.	$64,255	$3,575	$(5,277)	$62,553

F38

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
CONSOLIDATING STATEMENT OF OPERATIONS
For Year Ended December 31, 2008

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Net sales	$1,359,780	$201,055	$(23,194)	$1,537,641
Royalties and franchise fees	22,020	—	—	22,020

Total revenues	1,381,800	201,055	(23,194)	1,559,661

Expenses:
Cost of sales	861,368	128,097	(23,039)	966,426
Selling expenses	32,172	9,722	—	41,894
Retail operating expenses	233,348	40,279	—	273,627
Franchise expenses	13,686	—	—	13,686
General and administrative expenses	104,445	17,147	(1,320)	120,272
Art and development costs	12,462	—	—	12,462
Impairment of trade name	17,376	—	—	17,376

Total expenses	1,274,857	195,245	(24,359)	1,445,743

Income from operations	106,943	5,810	1,165	113,918

Interest expense, net	48,130	2,785	—	50,915
Other income, net	(7,526)	(552)	7,260	(818)

Income before income taxes	66,339	3,577	(6,095)	63,821
Income tax expense	21,900	2,345	(57)	24,188

Net income	44,439	1,232	(6,038)	39,633
Less net loss attributable to noncontrolling interests	—	(877)	—	(877)

Net income attributable to Amscan Holdings Inc.	$44,439	$2,109	$(6,038)	$40,510

F39

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
CONSOLIDATING STATEMENT OF OPERATIONS
For Year Ended December 31, 2007

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Net sales	$1,146,791	$98,631	$(23,906)	$1,221,516
Royalties and franchise fees	25,888	—	—	25,888

Total revenues	1,172,679	98,631	(23,906)	1,247,404

Expenses:
Cost of sales	735,670	65,665	(23,749)	777,586
Selling expenses	32,292	9,607	—	41,899
Retail operating expenses	184,768	6,655	—	191,423
Franchise expenses	12,883	—	—	12,883
General and administrative expenses	97,564	9,463	(1,320)	105,707
Art and development costs	12,149	—	—	12,149

Total expenses	1,075,326	91,390	(25,069)	1,141,647

Income from operations	97,353	7,241	1,163	105,757

Interest expense, net	54,393	197	—	54,590
Other expense, net	12,136	319	5,759	18,214

Income before income taxes	30,824	6,725	(4,596)	32,953
Income tax expense	11,646	1,658	(58)	13,246

Net income	19,178	5,067	(4,538)	19,707
Less net income attributable to noncontrolling interests	—	446	—	446

Net income attributable to Amscan Holdings Inc.	$19,178	$4,621	$(4,538)	$19,261

F40

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 31, 2009

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows provided by operating activities:
Net income	$64,255	$3,575	$(5,277)	$62,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	39,885	4,497	—	44,382
Amortization of deferred financing costs	1,888	275	—	2,163
Provision for doubtful accounts	2,444	1,538	—	3,982
Deferred income tax expense	8,803	—	—	8,803
Deferred rent	977	786	—	1,763
Undistributed gain in unconsolidated joint venture	(632)	—	—	(632)
Loss on disposal of equipment	61	217	—	278
Equity based compensation	876	—	—	876
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	11,498	(5,161)	—	6,337
Decrease (increase) in inventories	35,824	(5,139)	248	30,933
Increase in prepaid expenses and other assets	(20,408)	(765)	—	(21,173)
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(30,528)	9,176	5,029	(16,323)

Net cash provided by operating activities	114,943	8,999	—	123,942

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(726)	(2,652)	—	(3,378)
Cash in escrow in connection with acquisitions	(24,881)	—	—	(24,881)
Capital expenditures	(23,860)	(2,335)	—	(26,195)
Proceeds from disposal of property and equipment	77	19	—	96

Net cash used in investing activities	(49,390)	(4,968)	—	(54,358)

Cash flows used in financing activities
Repayments of loans, notes payable and long-term obligations	(66,392)	(3,855)	—	(70,247)
Proceeds from loans, notes payable and long-term obligations	—	—	—	—
Capital contributions and proceeds from issuance of common stock and exercise of options, net of retirements	90	—	—	90

Net cash used in financing activities	(66,302)	(3,855)	—	(70,157)
Effect of exchange rate changes on cash and cash equivalents	488	2,447	—	2,935

Net (decrease) increase in cash and cash equivalents	(261)	2,623	—	2,362
Cash and cash equivalents at beginning of period	8,501	4,557	—	13,058

Cash and cash equivalents at end of period	$8,240	$7,180	$—	$15,420

F41

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
CONSOLIDATING STATEMENT OF CASH FLOWS
For Year Ended December 31, 2008

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows provided by operating activities:
Net income	$44,439	$2,109	$(6,038)	$40,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	42,406	4,872	—	47,278
Amortization of deferred financing costs	1,956	265	—	2,221
Provision for doubtful accounts	945	147	—	1,092
Deferred income tax benefit	(7,885)	—	—	(7,885)
Deferred rent	1,202	—	—	1,202
Undistributed gain in unconsolidated joint venture	(538)	—	—	(538)
Impairment of trade name	17,376	—	—	17,376
(Gain) loss on disposal of equipment	(1,198)	3	—	(1,195)
Equity based compensation	4,311	46	—	4,357
Tax benefit on exercised options	(1,823)	—	—	(1,823)
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,526	1,711	—	8,237
Increase in inventories	(51,358)	(1,144)	155	(52,347)
Decrease in prepaid expenses and other current assets	29,595	1,645	—	31,240
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(22,075)	6,396	5,883	(9,796)

Net cash provided by operating activities	63,879	16,050	—	79,929

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(1,143)	(473)	—	(1,616)
Capital expenditures	(44,457)	(8,544)	—	(53,001)
Proceeds from disposal of property and equipment	3,390	28	—	3,418

Net cash used in investing activities	(42,210)	(8,989)	—	(51,199)

Cash flows used in financing activities:
Repayments of loans, notes payable and long-term obligations	(24,250)	(2,592)	—	(26,842)
Tax benefit on exercised options	1,823	—	—	1,823
Sale of additional interest to minority shareholder	2,500	—	—	2,500
Purchase and retirement of redeemable common stock	(514)	—	—	(514)

Net cash used in financing activities	(20,441)	(2,592)	—	(23,033)
Effect of exchange rate changes on cash and cash equivalents	(1,075)	(8,838)	—	(9,913)

Net increase (decrease) in cash and cash equivalents	153	(4,369)	—	(4,216)
Cash and cash equivalents at beginning of period	8,391	8,883	—	17,274

Cash and cash equivalents at end of period	$8,544	$4,514	$—	$13,058

F42

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
CONSOLIDATING STATEMENT OF CASH FLOWS
For Year Ended December 31, 2007

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows provided by (used in) operating activities:
Net income	$19,178	$4,621	$(4,538)	$19,261
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	37,076	1,017	—	38,093
Amortization of deferred financing costs	2,142	—	—	2,142
Provision for doubtful accounts	1,045	245	—	1,290
Deferred income tax benefit	(5,973)	—	—	(5,973)
Deferred rent	744	421	—	1,165
Undistributed gain in unconsolidated joint venture	(628)	—	—	(628)
Impairment of investment in subsidiary	2,005	—	—	2,005
Loss on disposal of equipment	1,442	10	—	1,452
Equity based compensation	1,882	46	—	1,928
Debt retirement costs	3,781	—	—	3,781
Write-off of deferred financing costs	6,333	—	—	6,333
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	9,036	(7,055)	—	1,981
Increase in inventories	(19,572)	(3,499)	157	(22,914)
Increase in prepaid expenses and other current assets	(13,627)	(592)	—	(14,219)
Decrease in accounts payable, accrued expenses and income taxes payable	(19,481)	(10,953)	4,381	(26,053)

Net cash provided by (used in) operating activities	25,383	(15,739)	—	9,644

Cash flows (used in) provided by in investing activities:
Cash paid in connection with store acquisitions	(132,262)	26,139	—	(106,123)
Capital expenditures	(25,988)	(1,457)	—	(27,445)
Proceeds from disposal of property and equipment	162	—	—	162

Net cash (used in) provided by investing activities	(158,088)	24,682	—	(133,406)

Cash flows provided by (used in) financing activities:
Repayments of loans, notes payable and long-term obligations	(385,438)	(2,111)	—	(387,549)
Proceeds from loans, notes payable and long-term obligations	523,609	—	—	523,609
Debt retirement costs	(6,218)	—	—	(6,218)
Capital contributions and proceeds from issuance of common stock and exercise of options, net of retirements	4,734	—	—	4,734

Net cash provided by (used in) financing activities	136,687	(2,111)	—	134,576
Effect of exchange rate changes on cash and cash equivalents	14	1,480	—	1,494

Net increase in cash and cash equivalents	3,996	8,312	—	12,308
Cash and cash equivalents at beginning of period	4,395	571	—	4,966

Cash and cash equivalents at end of period	$8,391	$8,883	$—	$17,274

F43

SCHEDULE II
AMSCAN HOLDINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2009, 2008 and 2007

	Beginning			Ending
(Dollars in thousands)	Balance	Write-Offs	Additions	Balance

Allowance for Doubtful Accounts:
For the year ended December 31, 2007	$2,151	$804	$1,290	$2,637
For the year ended December 31, 2008	2,637	1,546	1,092	2,183
For the year ended December 31, 2009	2,183	3,168	3,982	2,997

Inventory Reserves::
For the year ended December 31, 2007	$5,303	$1,459	$6,572	$10,416
For the year ended December 31, 2008	10,416	5,128	3,030	8,318
For the year ended December 31, 2009	8,318	2,755	2,989	8,552

F44