Form 10-Q
period 2010-03-31
AMSCAN HOLDINGS INC
filed 2010-05-17
CIK 1024729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
(914) 345-2020
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     As of May 17, 2010, 1,000.00 shares of Registrant’s common stock were outstanding.

AMSCAN HOLDINGS, INC.
FORM 10-Q
March 31, 2010
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

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)	(Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$17,054	$15,420
Accounts receivable, net of allowances	88,699	82,781
Inventories, net of allowances	333,199	335,950
Prepaid expenses and other current assets	72,217	69,541

Total current assets	511,169	503,692
Property, plant and equipment, net	175,837	174,994
Goodwill	576,200	548,439
Trade names	157,283	157,283
Other intangible assets, net	66,211	54,669
Other assets, net	16,452	41,424

Total assets	$1,503,152	$1,480,501

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$110,812	$77,635
Accounts payable	61,631	76,901
Accrued expenses	89,488	93,680
Income taxes payable	25,389	32,061
Redeemable warrants	15,444	15,444
Current portion of long-term obligations	34,881	34,906

Total current liabilities	337,645	330,627
Long-term obligations, excluding current portion	536,172	538,892
Deferred income tax liabilities	102,207	101,570
Deferred rent and other long-term liabilities	8,841	11,901

Total liabilities	984,865	982,990

Redeemable common securities (including 592.84 common shares issued and outstanding at March 31, 2010 and December 31, 2009)	18,389	18,389

Commitments and contingencies

Stockholders’ equity:
Common Stock ($0.01 par value; 40,000.00 shares authorized; 30,226.50 shares issued and outstanding at March 31, 2010 and December 31, 2009 )	—	—
Additional paid-in capital	356,916	335,823
Retained earnings	149,145	149,557
Accumulated other comprehensive loss	(8,401)	(8,395)

Amscan Holdings, Inc. stockholders’ equity	497,660	476,985
Noncontrolling interests	2,238	2,137

Total stockholders’ equity	499,898	479,122

Total liabilities, redeemable common securities and stockholders’ equity	$1,503,152	$1,480,501

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2010	2009
Revenues:
Net sales	$304,379	$309,046
Royalties and franchise fees	3,844	3,694

Total revenues	308,223	312,740

Expenses:
Cost of sales	199,900	205,417
Wholesale selling expenses	10,390	10,171
Retail operating expenses	52,960	51,501
Franchise expenses	3,124	2,889
General and administrative expenses	29,925	27,435
Art and development costs	3,636	3,126

Total expenses	299,935	300,539

Income from operations	8,288	12,201

Interest expense, net	9,301	10,665
Other (income) expense, net	(69)	207

(Loss) income before income taxes	(944)	1,329

Income tax benefit	(575)	(1,132)

Net (loss) income	(369)	2,461

Less: net income attributable to noncontrolling interest	43	58

Net (loss) income attributable to Amscan Holdings, Inc.	$(412)	$2,403

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2010
(Unaudited)
(Amounts in thousands, except share amounts)

						Amscan Holdings,
			Additional Paid-in		Accumulated Other	Inc. Stockholders’	Noncontrolling
	Common Shares	Common Stock	Capital	Retained Earnings	Comprehensive Loss	Equity	Interests	Total Equity

Balance at December 31, 2009	30,226.50	$—	$335,823	$149,557	$(8,395)	$476,985	$2,137	$479,122

Net (loss) income				(412)		(412)	43	(369)
Net change in cumulative translation adjustment					(1,032)	(1,032)	58	(974)
Change in fair value of interest rate swap contracts, net of income taxes					494	494		494
Change in fair value of foreign exchange contracts, net of income taxes					532	532		532

Comprehensive (loss) income						(418)	101	(317)
Issuance of non-redeemable warrants			21,000			21,000		21,000
Equity based compensation expense			93			93		93

Balance at March 31, 2010	30,226.50	$—	$356,916	$149,145	$(8,401)	$497,660	$2,238	$499,898

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows used in operating activities:

Net (loss) income	$(369)	$2,461
Less: net income attributable to noncontrolling interest	43	58

Net (loss) income attributable to Amscan Holdings, Inc.	(412)	2,403

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	11,574	10,646
Amortization of deferred financing costs	221	544
Provision for doubtful accounts	304	437
Deferred income tax provision (benefit)	377	(1,818)
Deferred rent	437	366
Undistributed (income) loss in unconsolidated joint venture	(288)	130
Loss on disposal of equipment	303	175
Equity based compensation	93	219
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,469)	3,930
Decrease in inventories	2,752	22,962
Increase in prepaid expenses and other current assets	(4,140)	(7,915)
Decrease in accounts payable, accrued expenses and income taxes payable	(24,293)	(66,074)

Net cash used in operating activities	(17,541)	(33,995)

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(3,585)	(2)
Capital expenditures	(6,924)	(5,961)
Proceeds from disposal of property and equipment	54	24

Net cash used in investing activities	(10,455)	(5,939)

Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(3,383)	(2,091)
Borrowings under revolving credit facilities	33,815	40,124

Net cash provided by financing activities	30,432	38,033
Effect of exchange rate changes on cash and cash equivalents	(802)	648

Net increase (decrease) in cash and cash equivalents	1,634	(1,253)
Cash and cash equivalents at beginning of period	15,420	13,058

Cash and cash equivalents at end of period	$17,054	$11,805

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share amounts)
Note 1 – Description of Business
     Amscan Holdings, Inc. (“Amscan”, “AHI” or the “Company”) designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic balloons, accessories, novelties, gifts and stationery throughout the world. In addition, the Company operates specialty retail party goods stores in the United States, and franchises both individual stores and franchise areas throughout the United States and Puerto Rico, under the names Party City, Party America, The Paper Factory and Halloween USA. The Company also operates specialty retail party and social expressions supply stores under the name Factory Card & Party Outlet (“FCPO”). The Company is a wholly-owned subsidiary of AAH Holdings Corporation (“AAH”).
Note 2 – Acquisitions
     On December 21, 2009, the Company entered into an Asset Purchase Agreement with American Greetings Corporation (“American Greetings”) under which it acquired certain assets, equipment and processes used in the manufacture and distribution of party goods effective on March 1, 2010. In connection with the Asset Purchase Agreement, the companies also entered into a Supply and Distribution Agreement and a Licensing Agreement (collectively, the “Agreements”). Under the terms of the Agreements, on March 1, 2010, the Company has exclusive rights to manufacture and distribute products into various channels including the party store channel. American Greetings will continue to distribute party goods to various channels including to its mass, drug, grocery, and specialty retail customers. American Greetings will purchase substantially all of their party goods requirements from the Company and the Company will license from American Greetings the “Designware” brand and other character licenses. The results of this newly acquired business are included in the condensed consolidated financial statements since the March 1, 2010 acquisition date and are reported in the Wholesale segment.
     The acquisition-date fair value of the total consideration transferred was $45,881, including cash of $24,881 which was held in escrow at December 31, 2009 and reported in other assets in the consolidated balance sheet at that date, and a warrant to purchase approximately 2% of the Common Stock of AAH. The fair value of the warrant was determined based on the agreement between the parties.
     The American Greetings acquisition has been accounted for as a purchase business combination. The excess of the purchase price over the tangible assets and identified intangible assets acquired was assigned to goodwill. The following summarizes the estimated fair value of the assets acquired, based on preliminary valuation and subject to change: inventory of $4,000, fixed assets of $3,445, and intangible license rights of $13,812, which are being amortized over the remaining license periods averaging 2.5 years. The remaining $24,624 represents goodwill which is not being amortized. Goodwill arises because the purchase price reflects the strategic fit and expected synergies this business will bring to the Company’s operations. The entire excess amount of $38,436 is deductible over 15 years for tax purposes.
     Pro–forma results have not been presented because the effect of this business combination would not result in a materially different amount of revenue or net income (loss) had the acquisition occurred at the beginning of each period presented. The acquisition costs related to the transaction were immaterial to the condensed consolidated financial statements.
Note 3 – Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009, and the audited balance sheet as of December 31, 2009, include the accounts of the Company and its majority-owned and controlled entities. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included in the unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. Our business is subject to substantial seasonal variations, as our retail segment has realized a significant portion of its net sales, cash flow and net income in the fourth quarter of each year, principally due to its Halloween season sales in October and, to a lesser extent, other holiday season sales at the end of the calendar year. We expect that this general pattern will continue. Our results of operations may also be affected by industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
Note 4 – Inventories
     Inventories consisted of the following:

	March 31,	December 31,
	2010	2009
Finished goods	$323,398	$325,421
Raw Materials	12,474	12,650
Work in Process	5,667	6,431

	341,539	344,502
Reserve for slow-moving and obsolete inventory	(8,340)	(8,552)

	$333,199	$335,950

     Inventories are valued at the lower of cost or market. The Company determines the cost of inventory at its retail stores using the weighted average method, which approximate the first-in, first-out method. All other inventory cost is determined using the first-in, first-out method.
Note 5 – Income Taxes
     The income tax benefit for the three months ended March 31, 2010 and 2009 were determined based upon estimates of the Company’s consolidated effective income tax rates of 35.7% for the year ending December 31, 2010 and 36.9% for the year ending December 31, 2009, respectively. The differences between the estimated consolidated effective income tax rate and the U.S. federal statutory rate are primarily attributable to state income taxes and available domestic manufacturing deductions. In addition, the income tax benefit for the first quarters of both 2009 and 2010 reflect the expiration of state statutes of limitations resolving previously unrecognized tax benefits. The income tax benefit for the first quarter of 2009 also reflects the favorable settlement of the audits of the Company’s 2005 and 2006 federal tax returns during the quarter.
Note 6 — Restructuring
     In connection with the November 2007 acquisition of FCPO, $9,101 was accrued related to plans to restructure FCPO’s merchandising assortment and administrative operations and involuntarily terminate a limited number of FCPO personnel. Through March 31, 2010, the Company incurred $6,853 in restructuring costs including $150 incurred in the three months ended March 31, 2010. The Company expects to incur the remaining balance of $2,248 in 2010.
     During October of 2009, the Company communicated its plan to close the FCPO corporate office in Naperville, Illinois and to consolidate its retail corporate office operations with those of Party City, in Rockaway, New Jersey. The Company will continue to utilize the Naperville facility as a distribution center for greeting cards and other products. In connection with the closing, the Company recorded additional planned severances costs of $1,800 in 2009. Through March 31, 2010, the Company had made severance payments of $1,300 and expects to pay additional severance of $500 during the remainder of 2010. In addition, in connection with the closing, during the quarter ended March 31, 2010, the Company incurred $900 in retention costs and expects to incur additional retention costs of $600 during the remainder of 2010.
Note 7 – Comprehensive (Loss) Income
     Comprehensive (loss) income attributable to Amscan Holdings, Inc. consisted of the following:

	Three Months ended
	March 31,
	2010	2009
Net (loss) income attributable to Amscan Holdings, Inc.	$(412)	$2,403
Net change in cumulative translation adjustment	(1,032)	(743)
Change in fair value of interest rate swap contracts, net of income tax expense of $290, and $68	494	115
Change in fair value of foreign exchange contracts, net of income tax expense (benefit) of $313, and $(127)	532	(217)

Comprehensive (loss) income	$(418)	$1,558

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
Note 8 – Capital Stock
     At March 31, 2010 and December 31, 2009, the Company’s authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding and 40,000.00 shares of common stock, $0.01 par value, of which 30,226.50 were issued and outstanding. Of these shares, 592.84 shares were redeemable at March 31, 2010 and December 31, 2009, and are classified as redeemable common securities on the balance sheet, as described below.
     Certain employee stockholders owned 592.84 shares of AAH common stock at both March 31, 2010 and December 31, 2009. Under the terms of the AAH stockholders’ agreement dated April 30, 2004, as amended, the Company has an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders can require the Company to purchase all of their shares held by the former employee. The purchase price as prescribed in the stockholders’ agreement is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by the Company to certain employee stockholders based on the estimated fair market value of fully paid and vested common securities totaled $16,807 at March 31, 2010 and December 31, 2009, and is classified as redeemable common securities on the consolidated balance sheet, with a corresponding adjustment to stockholders’ equity. As there is no active market for the Company’s common stock, the Company estimated the fair value of its common stock based on a valuation calculated using a multiple of earnings.
     In addition, in 2004, the Company’s CEO and President exchanged vested options in a predecessor company for fully vested options to purchase common stock of the Company. Since these options vested immediately and can be exercised upon the death or disability of the officer and put back to the Company, they are reflected as redeemable common securities of $1,582 on the Company’s balance sheet.
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
     The Company’s industry segment data for the three months ended March 31, 2010 and March 31, 2009 is as follows:

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2010
Revenues:
Net sales	$160,959	$198,456	$359,415
Royalties and franchise fees	—	3,844	3,844

Total revenues	160,959	202,300	363,259
Eliminations	(55,036)	—	(55,036)

Net Revenues	$105,923	$202,300	$308,223

Income (loss) from operations	$19,483	$(11,195)	$8,288

Interest expense, net			9,301
Other expense, net			(69)

Loss before income tax benefit			$(944)

Total assets	$811,933	$691,219	$1,503,152

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2009
Revenues:
Net sales	$157,328	$202,004	$359,332
Royalties and franchise fees	—	3,694	3,694

Total revenues	157,328	205,698	363,026
Eliminations	(50,286)	—	(50,286)

Net Revenues	$107,042	$205,698	$312,740

Income (loss) from operations	$16,598	$(4,397)	$12,201

Interest expense, net			10,665
Other expense, net			207

Income before income taxes			$1,329

Total assets	$781,689	$708,708	$1,490,397

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
Note 11 – Stock Option Plan
     The Company recorded $93 and $219 of stock-based compensation in general and administrative expenses during the three months ended March 31, 2010 and 2009, respectively.
     During March 2010, the Company granted 73 time options and 96 performance options to employees under the terms of the AAH 2004 Equity Incentive Plan. The options vest at a rate of 20% per year and are exercisable at $28,350 per share. The ability to exercise vested performance options is contingent upon the occurrence of an initial public offering or a change in control, as defined, and the achievement of specific investment returns to the Company’s stockholders.
     There were no options exercised during the three-month period ended March 31, 2010. There are options to purchase 3,090.63 shares of common stock outstanding at March 31, 2010.
Note 12 – Hedging Transactions, Derivative Financial Instruments and Fair Value
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
     At March 31, 2010 and December 31, 2009, the Company had interest rate swap agreements with notional amounts of $142,972 and $163,441 respectively, and a net liability fair value of $5,529 and $6,313 at March 31, 2010 and December 31, 2009, respectively. The swap agreements had unrealized net losses of $3,483 and $3,977 at March 31, 2010 and December 31, 2009, respectively, which were included in accumulated other comprehensive income (loss). No components of these agreements are excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness.
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

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
     At March 31, 2010 and December 31, 2009 the Company had foreign currency exchange contracts with a notional amount of $14,400 and $19,200, respectively and fair value of $576 and $(269), respectively. The foreign currency exchange contracts are reflected in the consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counter-parties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. The fair value adjustment at March 31, 2010 and 2009 resulted in an unrealized net gain of $532 and an unrealized net loss of $127, respectively, which are included in accumulated other comprehensive income (loss). As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all gains and losses in accumulated other comprehensive income (loss) related to these foreign exchange contracts will be reclassified into earnings by December 2010.
     Fair Value Measurement
     ASC Subtopic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC Subtopic 820 established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
     The following tables show assets and liabilities as of March 31, 2010 and December 31, 2009, that are measured at fair value on a recurring basis (in thousands):

	Quoted Prices in	Significant
	Active Markets for	Other	Unobservable	Total as of
	Identical Assets or	Observable	Inputs	March 31,
	Liabilities (Level 1)	Inputs (Level 2)	(Level 3)	2010
Derivative assets	—	$583	—	$583
Derivative liabilities		(5,536)	—	(5,536)

	Quoted Prices in	Significant
	Active Markets for	Other	Unobservable	Total as of
	Identical Assets or	Observable	Inputs	December 31,
	Liabilities (Level 1)	Inputs (Level 2)	(Level 3)	2009
Derivative assets	—	—	—	—
Derivative liabilities		(6,582)	—	(6,582)
     In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
     The carrying amounts for cash and cash equivalents, accounts receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value at March 31, 2010 and December 31, 2009 because of the short-term maturity of those instruments or their variable rates of interest.
     The carrying amount and fair value (based on market prices) of the Company’s Term Loan and $175,000 Senior Subordinated Notes are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term Loan	$363,750	$348,291	$364,688	$331,866
$175,000 Senior Subordinated Notes	175,000	166,250	175,000	166,250
     The carrying amounts for other long-term debt approximate fair value at March 31, 2010 and December 31, 2009, based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity.
     The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded on its consolidated balance sheets as of March 31, 2010 and December 31, 2009.

			Derivative Assets				Derivative Liabilities
	Notional Amounts		March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
			Balance		Balance		Balance		Balance
	March 31,	December 31,	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
Derivative Instrument	2010	2009	Line	Value	Line	Value	Line	Value	Line	Value
Interest Rate Hedge	$142,972	$163,441		$—		$—	(b) AE	$(5,529)	(b) AE	$(6,313)
Foreign Exchange Contracts	$14,400	$19,200	(a) PP	$583	(a) PP	—	(a) PP	$(7)	(b) AE	$(269)

Total Hedges	$157,372	$182,641		$583		$—		$(5,536)		$(6,582)

(a)	PP = Prepaid expenses and other current assets

(b)	AE = Accrued expenses
Note 13 – Recently Issued Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB “) amended its accounting guidance on the consolidation of variable interest entities (VIE). Among other things, the new guidance requires a qualitative rather than a quantitative assessment to determine the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In addition, the amended guidance requires an ongoing reconsideration of the primary beneficiary. The provisions of this new guidance were effective as of the beginning of our 2010 fiscal year, and did not have an impact on our financial statements.
     The Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets and liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuances, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the condensed consolidated financial statements. See Note 12 – Hedge Transactions, Derivative Financial Instruments and Fair Value

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
Note 14 – Condensed Consolidating Financial Information
     Borrowings under the Term Loan Credit Agreement, the ABL Credit Agreement and the Company’s 8.75% $175,000 senior subordinated notes issued on April 30, 2004 and due on April 30, 2014 are guaranteed jointly and severally, fully and unconditionally, by the following wholly-owned domestic subsidiaries of the Company (the “Guarantors”):
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
     The following information presents condensed consolidating balance sheets at March 31, 2010 and December 31, 2009, and the condensed consolidating statements of operations for the three months ended March 31, 2010 and 2009, and the related condensed consolidating statements of cash flows for the three months ended March 31, 2010 and 2009, for the combined Guarantors and the combined Non-guarantors, together with the elimination entries necessary to consolidate the entities comprising the combined companies.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2010
(Amounts in thousands)

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$12,293	$4,761	$—	$17,054
Accounts receivable, net of allowances	66,872	21,827	—	88,699
Inventories, net of allowances	292,741	46,930	(6,472)	333,199
Prepaid expenses and other current assets	65,026	5,181	2,010	72,217

Total current assets	436,932	78,699	(4,462)	511,169
Property, plant and equipment, net	165,442	10,395	—	175,837
Goodwill	538,268	37,374	558	576,200
Trade names	157,283			157,283
Other intangible assets, net	41,856	24,355		66,211
Other assets, net	139,041	21,046	(143,635)	16,452

Total assets	$1,478,822	$171,869	$(147,539)	$1,503,152

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	110,805	7	—	110,812
Accounts payable	53,676	7,955	—	61,631
Accrued expenses	81,542	7,946	—	89,488
Income taxes payable	26,431	(744)	(298)	25,389
Redeemable warrants	15,444	—	—	15,444
Current portion of long-term obligations	28,381	6,500	—	34,881

Total current liabilities	316,279	21,664	(298)	337,645

Long-term obligations, excluding current portion	520,672	15,500	—	536,172
Deferred income tax liabilities	101,668	539	—	102,207
Other	17,429	88,840	(97,428)	8,841

Total liabilities	956,048	126,543	(97,726)	984,865

Redeemable common securities	18,389	—	—	18,389

Commitments and contingencies

Stockholders’ equity:
Common Stock	—	339	(339)	—
Additional paid-in capital	356,876	46,115	(46,075)	356,916
Retained earnings	155,910	(2,797)	(3,968)	149,145
Accumulated other comprehensive loss	(8,401)	(569)	569	(8,401)

Amscan Holdings, Inc. stockholders’ equity	504,385	43,088	(49,813)	497,660
Noncontrolling interests	—	2,238	—	2,238

Total stockholders’ equity	504,385	45,326	(49,813)	499,898

Total liabilities, redeemable common securities and stockholders’ equity	$1,478,822	$171,869	$(147,539)	$1,503,152

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONSOLIDATING BALANCE SHEET
December 31, 2009
(Amounts in thousands)

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,240	$7,180	$—	$15,420
Accounts receivable, net of allowances	60,655	22,126	—	82,781
Inventories, net of allowances	295,004	41,893	(947)	335,950
Prepaid expenses and other current assets	63,528	6,013	—	69,541

Total current assets	427,427	77,212	(947)	503,692
Property, plant and equipment, net	163,999	10,995	—	174,994
Goodwill	510,400	38,039	—	548,439
Trade names	157,283	—	—	157,283
Other intangible assets, net	29,948	24,721	—	54,669
Other assets, net	160,401	7,033	(126,010)	41,424

Total assets	$1,449,458	$158,000	$(126,957)	$1,480,501

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$76,990	$645	$—	$77,635
Accounts payable	67,235	9,666	—	76,901
Accrued expenses	83,430	10,250	—	93,680
Income taxes payable	32,969	(817)	(91)	32,061
Redeemable warrants	15,444	—	—	15,444
Current portion of long-term obligations	30,906	4,000	—	34,906

Total current liabilities	306,974	23,744	(91)	330,627
Long-term obligations, excluding current portion	519,892	19,000	—	538,892
Deferred income tax liabilities	101,000	570	—	101,570
Other	20,288	71,569	(79,956)	11,901

Total liabilities	948,154	114,883	(80,047)	982,990

Redeemable common securities	18,389	—	—	18,389

Commitments and contingencies

Stockholders’ equity:
Common Stock	—	339	(339)	—
Additional paid-in capital	335,731	46,167	(46,075)	335,823
Retained earnings	155,579	(5,476)	(546)	149,557
Accumulated other comprehensive loss	(8,395)	(50)	50	(8,395)

Amscan Holdings, Inc. stockholders’ equity	482,915	40,980	(46,910)	476,985

Noncontrolling interests	—	2,137	—	2,137

Total stockholders’ equity	482,915	43,117	(46,910)	479,122

Total liabilities, redeemable common securities and stockholders’ equity	$1,449,458	$158,000	$(126,957)	$1,480,501

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2010
(Amounts in thousands)

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$266,083	$53,608	$(15,312)	$304,379
Royalties and franchise fees	3,844	—	—	3,844

Total revenues	269,927	53,608	(15,312)	308,223

Expenses:
Cost of sales	175,250	38,027	(13,377)	199,900
Wholesale selling expenses	7,757	2,633	—	10,390
Retail operating expenses	45,884	8,301	(1,225)	52,960
Franchise expenses	3,124	—	—	3,124
General and administrative expenses	27,110	3,145	(330)	29,925
Art and development costs	3,660	(24)	—	3,636

Total expenses	262,785	52,082	(14,932)	299,935

Income from operations	7,142	1,526	(380)	8,288

Interest expense, net	8,653	648	—	9,301

Other income (expense), net	(1,394)	322	1,003	(69)

(Loss) income before income taxes	(117)	556	(1,383)	(944)

Income tax (benefit) expense	(408)	95	(262)	(575)

Net income (loss)	$291	$461	$(1,121)	$(369)
Less net income attributable to noncontrolling interests	—	43	—	43

Net income (loss) attributable to Amscan Holdings, Inc.	$291	$418	$(1,121)	$(412)

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2009
(Amounts in thousands)

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$275,263	$39,672	$(5,889)	$309,046
Royalties and franchise fees	3,694	—	—	3,694

Total revenues	278,957	39,672	(5,889)	312,740

Expenses:
Cost of sales	184,859	26,690	(6,132)	205,417
Wholesale selling expenses	8,217	1,954	—	10,171
Retail operating expenses	43,599	7,902	—	51,501
Franchise expenses	2,889	—	—	2,889
General and administrative expenses	24,301	3,464	(330)	27,435
Art and development costs	3,126	—	—	3,126

Total expenses	266,991	40,010	(6,462)	300,539

Income (loss) from operations	11,966	(338)	573	12,201

Interest expense, net	10,151	514	—	10,665
Other (income) expense, net	(1,182)	14	1,375	207

Income (loss) before income taxes	2,997	(866)	(802)	1,329

Income tax benefit	(662)	(560)	90	(1,132)

Net income (loss)	3,659	(306)	(892)	2,461
Less Net income attributed to noncontrolling interest	—	58	—	58

Net income (loss) attributable to Amscan Holdings, Inc.	$3,659	$(364)	$(892)	$2,403

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2010
(Amounts in thousands)

	AHI and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows used in operating activities:
Net income (loss)	$291	$461	$(1,121)	$(369)
Less: net income attributable to noncontrolling interest	—	43	—	43

Net income (loss) attributable to Amscan Holdings, Inc.	291	418	(1,121)	(412)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	10,547	1,027	—	11,574
Amortization of deferred financing costs	154	67	—	221
Provision for doubtful accounts	248	56	—	304
Deferred income tax expense	377	—	—	377
Deferred rent	346	91	—	437
Undistributed gain in unconsolidated joint venture	(288)	—	—	(288)
Loss on disposal of equipment	106	197	—	303
Equity based compensation	93	—	—	93

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,712)	243	—	(4,469)
Decrease (increase) in inventories	2,264	(223)	711	2,752
Increase in prepaid expenses and other current assets	(2,983)	(928)	(229)	(4,140)
Decrease in accounts payable, accrued expenses and income taxes payable	(24,366)	(566)	639	(24,293)

Net cash (used in) provided by operating activities	(17,923)	382	—	(17,541)

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(3,585)	—	—	(3,585)
Capital expenditures	(6,577)	(347)	—	(6,924)
Proceeds from disposal of property and equipment	54	—	—	54

Net cash used in investing activities	(10,108)	(347)	—	(10,455)

Cash flows provided by financing activities:
Repayments of loans, notes payable and long-term obligations	(1,745)	(1,638)	—	(3,383)
Proceeds from loans, notes payable and long-term obligations	33,815	—	—	33,815

Net cash provided by financing activities	32,070	(1,638)	—	30,432
Effect of exchange rate changes on cash and cash equivalents	14	(816)	—	(802)

Net decrease in cash and cash equivalents	4,053	(2,419)	—	1,634
Cash and cash equivalents at beginning of period	8,240	7,180	—	15,420

Cash and cash equivalents at end of period	$12,293	$4,761	$—	$17,054

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three months Ended March 31, 2009
(Amounts in thousands)

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows (used in) provided by operating activities:
Net income (loss)	$3,659	$(306)	$(892)	$2,461

Less: net income attributable to noncontrolling interest	—	58	—	58

Net income (loss) attributable to Amscan Holdings, Inc.	3,659	(364)	(892)	2,403

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expense	9,504	1,142	—	10,646
Amortization of deferred financing costs	478	66	—	544
Provision for doubtful accounts	387	50	—	437
Deferred income tax benefit	(1,818)	—	—	(1,818)
Deferred rent	366	—	—	366
Undistributed loss in unconsolidated joint venture	130	—	—	130
Loss on disposal of equipment	175	—	—	175
Equity based compensation	219	—	—	219
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	5,389	(1,459)	—	3,930
Decrease (increase) in inventories	23,982	(777)	(243)	22,962
Increase in prepaid expenses and other current assets	(3,110)	(4,805)	—	(7,915)
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(74,138)	6,929	1,135	(66,074)

Net cash (used in) provided by operating activities	(34,777)	782	—	(33,995)

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(2)	—	—	(2)
Capital expenditures	(5,520)	(441)	—	(5,961)
Proceeds from disposal of property and equipment	24	—	—	24

Net cash used in investing activities	(5,498)	(441)	—	(5,939)

Cash flows provided by (used in) financing activities:
Repayments of loans, notes payable and long-term obligations	(1,591)	(500)	—	(2,091)
Proceeds from loans, notes payable and long-term obligations	40,124	—	—	40,124

Net cash provided by (used in) financing activities	38,533	(500)	—	38,033
Effect of exchange rate changes on cash and cash equivalents	(266)	914	—	648

Net (decrease) increase in cash and cash equivalents	(2,008)	755	—	(1,253)
Cash and cash equivalents at beginning of period	8,544	4,514	—	13,058

Cash and cash equivalents at end of period	$6,536	$5,269	$—	$11,805

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009
     The following tables set forth the Company’s operating results as a percentage of total revenues, for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Revenues:
Net sales	98.8%	98.8%
Royalties and franchise fees	1.2	1.2

Total revenues	100.0	100.0
Expenses:
Cost of sales	64.9	65.7
Wholesale selling expenses	3.4	3.3
Retail operating expenses	17.2	16.5
Franchise expenses	1.0	0.9
General and administrative expenses	9.7	8.8
Art and development costs	1.1	0.9

Total expenses	97.3	96.1

Income from operations	2.7	3.9
Interest expense, net	3.0	3.4
Other expense, net	0.0	0.1

(Loss) income before income taxes	(0.3)	0.4
Income tax benefit	(0.2)	(0.4)

Net (loss) income	(0.1)%	0.8%
Less net income attributable to noncontrolling interests	0.0	(0.0)

Net (loss) income attributable to Amscan Holdings, Inc.	(0.1)%	0.8%

	Three Months Ended March 31,
	2010		2009
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue
Revenues
Sales
Wholesale	$160,959	52.2%	$157,328	50.3%
Eliminations	(55,036)	(17.9)%	(50,286)	(16.1)%

Net wholesale	105,923	34.4%	107,042	34.2%
Retail	198,456	64.4%	202,004	64.6%

Total net sales	304,379	98.8%	309,046	98.8%
Franchise related	3,844	1.2%	3,694	1.2%

Total revenues	$308,223	100.0%	$312,740	100.0%

Wholesale
     Net sales at wholesale of $105.9 million were $1.1 million or 1.0% lower than net sales, at wholesale, for the first quarter of 2009. Net sales to our franchised party superstores and other independent party stores totaled $40.0 million and were $3.1 million or 7.1% lower than in the first quarter of 2009, reflecting the impact of the continued soft US economy on both retailers and wholesalers. Net sales of metallic balloons totaled $24.3 million and were $4.4 million or 22.3% higher than in 2009. The increase in balloon sales principally reflects the normalization of purchasing patterns by domestic distributors, following their reduction of inventory levels in 2009. International sales totaled $19.7 million and were $2.5 million or 15.2% higher than in 2009, the combination of a first quarter price increase, favorable foreign currency exchange rates versus 2009 and unit sales growth at certain European national accounts. Net domestic sales to non-affiliated retail channels totaled $21.9 million and were $5.1 million or 18.8% lower than in 2009, principally due to the inclusion, in 2009, of a sizable, one-time seasonal direct import and contract manufacturing program for a supplier to the mass and other channels, as well as the impact of the continued soft US economy.

     Intercompany sales to our retail affiliates of $54.5 million were $4.9 million or 9.9% higher than in the first quarter of 2009, as our retail stores began to rebuild store level inventories, which were significantly reduced throughout 2009. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.
Retail
     Net retail sales for company-owned stores for the first quarter of 2010 of $198.5 million were $3.5 million or 1.8% lower than net retail sales for the first quarter of 2009. The decrease in net retail sales is principally reflected by both the soft economy and the operation of an average of 3.4% fewer Big Box stores (i.e., stores generally greater than 8,000 square feet) and 34% fewer outlet stores in the first quarter of 2010. The decrease in net sales is partially offset by the shift of Easter season sales that occurred in the first quarter of 2010 versus the second quarter of 2009. Additionally, there was a growth in sales following the introduction of the new Party City web site in mid 2009. Net retail sales at our Big Box stores totaled $190.7 million and were $0.7 million or 0.4% lower than in 2009. Same store sales during the first quarter of 2010 decreased 1.7% compared to 2009 as a 2.1% decrease in transaction count was partially offset by a 0.4% increase in average dollar per transaction. Retail sales at our outlet stores totaled $7.8 million and were $2.8 million or 26.4% lower than in 2009, reflecting the decrease in outlet stores in operation during the first quarter of 2010. Same store sales during the first quarter of 2010 decreased 11.7% compared to 2009, reflecting an 8.6% decrease in transaction count and a 3.1% decrease in average dollar per transaction.
Gross Profit
     The following table sets forth the Company’s gross profit on net sales for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010		2009
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue
Wholesale	$39,949	37.7%	$36,905	34.5%
Retail	64,531	32.5%	66,724	33.0%

Total	$104,480	34.3%	$103,629	33.5%

     The gross profit margin on net sales at wholesale for the first quarter of 2010 was 37.7% or 320 basis points higher than in the first quarter of 2009. The increase in wholesale gross profit margin principally reflects lower distribution costs as a percentage of sales, improvements in manufacturing efficiency at our metallic balloon operation during the 2010 quarter and a higher concentration of company-manufactured goods in our 2010 sales mix.
     Retail gross profit margin for the first quarter of 2010 was 32.5%, or 50 basis points higher than in 2009, primarily due to sales mix.
Operating expenses
     Wholesale selling expenses of $10.4 million for the quarter ended March 31, 2010 were $0.2 million higher than for the first quarter of 2009 as inflationary increases and the impact of currency exchange rates was substantially offset by a reduction in marketing expense. As a percent of total revenues, selling expenses were 3.4% for the quarter ended March 31, 2010 and were comparable to the first quarter of 2009.
     Retail operating expenses for the quarter ended March 31, 2009 totaled $53.0 million or $1.5 million higher than in the first quarter of 2009, principally reflecting inflationary increases in retail expenses and the implementation of a national television-based advertising program in the first quarter of 2010 partially offset by the impact of operating fewer FCPO and TPF stores in 2010. As a percent of retail sales, retail operating expenses were 26.7% for the first quarter of 2010, as compared to 25.5% for the first quarter of 2009. Franchise expenses of $3.1 million increased to 81.3% of franchise related revenue in the first quarter of 2010 compared to 78.2% in 2009, as a reduction in the overall number of franchisees (5.7% compared to 2009) and related revenues resulted in the deleveraging of fixed franchise expenses.
     General and administrative expenses of $29.9 million for the quarter ended March 31, 2010 were $2.5 million higher than in the first quarter of 2009, a combination of inflationary cost increases, the impact of foreign currency exchange rates, additional costs incurred relating to the restructure of the FCPO corporate office in Naperville, Illinois and additional legal costs partially offset by the benefit of a management-directed cost reduction program implemented throughout 2009, which included reductions in work force, travel and other expenses.
     Art and development costs of $3.6 million for the quarter ended March 31, 2010 were $0.5 million higher than in the first quarter of 2009, principally due to an increase in the everyday and Halloween design teams’ headcount.
Interest expense, net
     Interest expense of $9.3 million for the quarter ended March 31, 2010 was $1.4 million lower than for the first quarter of 2009, reflecting lower average borrowings and LIBOR rates.

Other expense, net
     Other (income) expense, net, was $(0.1) million for the first quarter of 2010 versus. 0.2 million for the first quarter of 2009. Other (income) expense, net, principally consists of our share of (income) loss from an unconsolidated balloon distribution joint venture in Mexico. This income improved in 2010 compared to the first quarter of 2009.
Income tax benefit
     Income tax benefit for the quarters ended March 31, 2010 and 2009 was based upon the estimated consolidated effective income tax rates of 35.7% and 37.9% for the years ending December 31, 2010 and 2009, respectively. The decrease in the 2010 effective income tax rate is primarily attributable to a lower average state income tax rate and higher domestic manufacturing deductions caused by a higher rate which began in 2010. In addition, the income tax expense for the first quarter of 2010 and 2009 reflect the expiration of state statutes of limitations resolving previously unrecognized tax benefits, and for 2009, the favorable settlement of the audits of our 2005 and 2006 federal tax returns during the quarter.
Liquidity and Capital Resources
     Net cash used in operating activities was $17.5 million in the first quarter 2010 compared to $34.0 million in the first quarter 2009.
     Net (loss) income, adjusted for noncontrolling interests and non-cash charges, provided cash of $12.7 million in 2010 versus $13.1 million in 2009. Changes in working capital resulted in the use of cash of $30.2 million in 2010 versus $47.1 million in 2009, principally due to the pay down of Halloween and other fourth quarter seasonal trade accounts payables partially offset by the build in first quarter inventories for later quarters.
     Investing activities consist principally of cash outlays for new stores, store improvements and renovations, investments in our manufacturing and distribution facilities, computer systems and, in 2010, earn-out payments in connection with the 2007 acquisition of Halloween USA. Net cash outlays totaled $10.5 million in the first quarter 2010 compared to $6.0 million in 2009.
     Cash flows provided by financing activities totaled $30.4 million in 2010 versus $38.0 million in 2009 and consisted principally of revolver borrowings to fund our operating and investing activities noted above.
     Required repayments under our term debt for the remainder of 2010 will be $2.8 million. At March 31, 2010, we had $125.3 million of availability under the AHI revolving credit agreement. In addition, at March 31, 2010, PCFG, an unrestricted subsidiary under the terms of the AHI credit facility and senior subordinated notes, had availability of its entire $10 million revolving credit agreement. At March 31, 2010, repayments under PCFG’s stand-alone term loan for the remainder of the year will be $3.0 million.
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
Retail Operations
     Our retail operations are subject to significant seasonal variations. Historically, this segment has realized a significant portion of its revenues, cash flow and net income in the fourth quarter of the year, principally due to its sales in October for the Halloween season and, to a lesser extent, due to our year-end holiday sales. We believe this general pattern will continue in the future. Our results of operations and cash flows may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings and store closings and the timing of potential acquisitions and dispositions of stores.
Cautionary Note Regarding Forward-Looking Statements
     This quarterly report on Form 10-Q may contain “forward-looking statements.” Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project” or “continue” or the negative thereof and similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this quarterly report and in any public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: our inability to satisfy our debt obligations, the reduction of volume of purchases by one or more of our large customers, our inability to collect receivables from our customers, the termination of our licenses, our inability to identify and capitalize on changing design trends and customer preferences, changes in the competitive environment, increases in the costs of raw materials and the possible risks and uncertainties that have been noted in reports filed by us with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2009.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we have utilized interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended March 31, 2010 and 2009, our interest expense, after considering the effects of our interest rate swap agreements, would have increased by $1.5 million and $1.9 million, respectively. The (loss) or income before income taxes for the quarters ended March 31, 2010 and 2009 would also have changed by the same amounts, increasing the loss for the 2010 quarter and decreasing the income for the 2009 quarter. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit and a decrease in operating income of $1.3 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
Item 4. Controls and Procedures
     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2010 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSCAN HOLDINGS, INC.
	By:	/s/ Michael A. Correale
Michael A. Correale
Date: May 17, 2010		Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)