Form 10-Q
period 2010-06-30
AMSCAN HOLDINGS INC
filed 2010-08-16
CIK 1024729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 16, 2010, 1,000.00 shares of Registrant’s common stock were outstanding.

AMSCAN HOLDINGS, INC.
FORM 10-Q
June 30, 2010
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

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,046	$15,420
Accounts receivable, net of allowances	88,923	82,781
Inventories, net of allowances	345,520	335,950
Prepaid expenses and other current assets	77,214	69,541

Total current assets	527,703	503,692
Property, plant and equipment, net	183,332	174,994
Goodwill	577,368	548,439
Trade names	157,355	157,283
Other intangible assets, net	63,303	54,669
Other assets, net	15,541	41,424

Total assets	$1,524,602	$1,480,501

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$130,235	$77,635
Accounts payable	82,985	76,901
Accrued expenses	101,148	93,680
Income taxes payable	4,011	32,061
Redeemable warrants	15,444	15,444
Current portion of long-term obligations	7,209	34,906

Total current liabilities	341,032	330,627
Long-term obligations, excluding current portion	538,417	538,892
Deferred income tax liabilities	102,370	101,570
Deferred rent and other long-term liabilities	8,942	11,901

Total liabilities	990,761	982,990

Redeemable common securities (including 592.84 common shares issued and outstanding at June 30, 2010 and December 31, 2009)	18,389	18,389

Commitments and contingencies

Stockholders’ equity:
Common Stock ($0.01 par value; 40,000.00 shares authorized; 30,226.50 shares issued and outstanding at June 30, 2010 and December 31, 2009)	—	—
Additional paid-in capital	357,099	335,823
Retained earnings	165,606	149,557
Accumulated other comprehensive loss	(9,519)	(8,395)

Amscan Holdings, Inc. stockholders’ equity	513,186	476,985
Noncontrolling interests	2,266	2,137

Total stockholders’ equity	515,452	479,122

Total liabilities, redeemable common securities and stockholders’ equity	$1,524,602	$1,480,501

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,
	2010	2009
Revenues:
Net sales	$352,705	$337,536
Royalties and franchise fees	4,453	4,536

Total revenues	357,158	342,072

Expenses:
Cost of sales	210,865	209,111
Wholesale selling expenses	10,845	9,959
Retail operating expenses	64,416	58,164
Franchise expenses	3,149	2,876
General and administrative expenses	28,882	30,989
Art and development costs	3,634	3,155

Total expenses	321,791	314,254

Income from operations	35,367	27,818

Interest expense, net	9,126	10,492
Other expense (income), net	122	(292)

Income before income taxes	26,119	17,618
Income tax expense	9,588	6,607

Net income	16,531	11,011
Less: net income attributable to noncontrolling interest	71	59

Net income attributable to Amscan Holdings, Inc.	$16,460	$10,952

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2010	2009
Revenues:
Net sales	$657,084	$646,582
Royalties and franchise fees	8,297	8,230

Total revenues	665,381	654,812

Expenses:
Cost of sales	410,765	414,528
Wholesale selling expenses	21,235	20,130
Retail operating expenses	117,376	109,665
Franchise expenses	6,273	5,765
General and administrative expenses	58,807	58,424
Art and development costs	7,269	6,281

Total expenses	621,725	614,793

Income from operations	43,656	40,019

Interest expense, net	18,427	21,157
Other expense (income), net	53	(85)

Income before income taxes	25,176	18,947
Income tax expense	9,013	5,475

Net income	16,163	13,472
Less: net income attributable to noncontrolling interest	114	117

Net income attributable to Amscan Holdings, Inc.	$16,049	$13,355

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2010
(Unaudited)
(Amounts in thousands, except share amounts)

					Accumulated	Amscan
			Additional		Other	Holdings, Inc.
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders’	Noncontrolling
	Shares	Stock	Capital	Earnings	Loss	Equity	Interests	Total

Balance at December 31, 2009	30,226.50	$—	$335,823	$149,557	$(8,395)	$476,985	$2,137	$479,122
Net income				16,049		16,049	114	16,163
Net change in cumulative translation adjustment					(2,107)	(2,107)	15	(2,092)
Change in fair value of interest rate swap contracts, net of income taxes					402	402		402
Change in fair value of foreign exchange contracts, net of income taxes					581	581		581

Comprehensive income						14,925	129	15,054
Issuance of non-redeemable warrants			21,000			21,000		21,000
Equity based compensation expense			276			276		276

Balance at June 30, 2010	30,226.50	$—	$357,099	$165,606	$(9,519)	$513,186	$2,266	$515,452

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows provided by operating activities:
Net income	$16,163	$13,472
Less: net income attributable to noncontrolling interest	114	117

Net income attributable to Amscan Holdings, Inc.	16,049	13,355

Adjustments to reconcile net income attributable to Amscan Holdings Inc. to net cash provided by operating activities:
Depreciation and amortization expense	23,706	21,665
Amortization of deferred financing costs	1,060	1,070
Provision for doubtful accounts	845	2,874
Deferred income tax provision	595	1,760
Deferred rent	811	899
Undistributed income in unconsolidated joint venture	(364)	(182)
Loss on disposal of property and equipment	237	440
Equity based compensation	276	438
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,203)	5,523
(Increase) decrease in inventories	(9,570)	26,085
Increase in prepaid expenses and other current assets	(5,941)	(6,516)
Decrease in accounts payable, accrued expenses and income taxes payable	(15,839)	(36,484)

Net cash provided by operating activities	6,662	30,927

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(5,261)	(726)
Capital expenditures	(23,170)	(12,281)
Proceeds from disposal of property and equipment	134	54

Net cash used in investing activities	(28,297)	(12,953)

Cash flows provided by (used in) financing activities:
Repayment of loans, notes payable and long-term obligations	(29,242)	(14,850)
Proceeds from loans, notes payable and long-term obligations	53,284	—
Capital contributions and proceeds from issuance of common stock and exercise of options	—	79

Net cash provided by (used in) financing activities	24,042	(14,771)
Effect of exchange rate changes on cash and cash equivalents	(1,781)	2,654

Net increase in cash and cash equivalents	626	5,857
Cash and cash equivalents at beginning of period	15,420	13,058

Cash and cash equivalents at end of period	$16,046	$18,915

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share amounts)
Note 1 — Description of Business
     Amscan Holdings, Inc. (“Amscan”, “AHI” or the “Company”) designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic balloons, accessories, novelties, gifts and stationery throughout the world. In addition, the Company operates specialty retail party goods stores in the United States, and franchises both individual stores and franchise areas throughout the United States and Puerto Rico, under the names Party City, Party America, The Paper Factory (“TPF”), Halloween City and Halloween USA. The Company also operates specialty retail party and social expressions supply stores under the name Factory Card & Party Outlet (“FCPO”). The Company is a wholly-owned subsidiary of AAH Holdings Corporation (“AAH”).
Note 2 — Acquisitions
     On December 21, 2009, the Company entered into an Asset Purchase Agreement with American Greetings Corporation (“American Greetings”) under which it acquired certain assets, equipment and processes used in the manufacture and distribution of party goods effective on March 1, 2010. In connection with the Asset Purchase Agreement, the companies also entered into a Supply and Distribution Agreement and a Licensing Agreement (collectively, the “Agreements”). Under the terms of the Agreements, on March 1, 2010, the Company has exclusive rights to manufacture and distribute products into various channels including the party store channel. American Greetings will continue to distribute party goods to various channels including to its mass market, drug, grocery, and specialty retail customers. American Greetings will purchase substantially all of their party goods requirements from the Company and the Company will license from American Greetings the “Designware” brand and other character licenses. The results of this newly acquired business are included in the condensed consolidated financial statements since the March 1, 2010 acquisition date and are reported in the operating results of the Company’s Wholesale segment.
     The acquisition-date fair value of the total consideration transferred was $45,881, including cash of $24,881 which was held in escrow at December 31, 2009 and reported in other assets in the consolidated balance sheet at that date, and a warrant to purchase approximately 2% of the Common Stock of AAH. The fair value of the warrant was determined based on the agreement between the parties.
     The American Greetings acquisition has been accounted for as a purchase business combination. The excess of the purchase price over the tangible assets and identified intangible assets acquired was assigned to goodwill. The following summarizes the estimated fair value of the assets acquired: inventory of $4,000, fixed assets of $3,445 and intangible license rights of $13,812, which are being amortized over the remaining license periods averaging 2.5 years. The remaining $24,624 represents goodwill which is not being amortized. Goodwill arises because the purchase price reflects the strategic fit and expected synergies this business will bring to the Company’s operations. The entire excess of the purchase price over the fair value of the tangible assets acquired is deductible for tax purposes over 15 years.
     Pro-forma results have not been presented because the effect of this business combination is not material to the Company’s condensed consolidated results of operations. The acquisition costs related to the transaction were immaterial to the condensed consolidated financial statements and were expensed as incurred.
Note 3 — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009, and the audited balance sheet as of December 31, 2009, include the accounts of the Company and its majority-owned and controlled entities. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included in the unaudited condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. Our business is subject to substantial seasonal variations, as our retail segment has realized a significant portion of its net sales, cash flow and net income in the fourth quarter of each year, principally due to its Halloween season sales in October and, to a lesser extent, other holiday season sales at the end of the calendar year. We expect that this general pattern will continue. Our results of operations may also be affected by industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
Note 4 — Inventories
     Inventories consisted of the following:

	June 30,	December 31,
	2010	2009
Finished goods	$319,687	$325,421
Raw Materials	31,117	12,650
Work in Process	5,712	6,431

	356,516	344,502
Reserve for slow-moving and obsolete inventory	(10,996)	(8,552)

	$345,520	$335,950

     Inventories are valued at the lower of cost or market. The Company determines the cost of inventory at its retail stores using the weighted average method, which approximates the first-in, first-out method. All other inventory cost is determined using the first-in, first-out method.
Note 5 — Income Taxes
     The income tax expense for the three and six months ended June 30, 2010 and 2009 were determined based upon estimates of the Company’s consolidated effective income tax rates of 35.7% for the year ending December 31, 2010 and 37.0% for the year ending December 31, 2009, respectively. The differences between the estimated consolidated effective income tax rate and the U.S. federal statutory rate are primarily attributable to state income taxes and available domestic manufacturing deductions. In addition, the income tax expense for the first six months of 2010 and 2009 includes the expiration of state statutes of limitations resolving previously unrecognized tax benefits. The income tax expense for the first six months of 2010 also reflects the favorable settlement of the audit of the Company’s 2007 federal tax return as well as the increase in the domestic manufacturing deduction from 6% to 9%. The income tax expense for the first six months of 2009 reflects the favorable settlement of the audits of the Company’s 2005 and 2006 federal tax returns.
Note 6 — Restructuring
     In connection with the November 2007 acquisition of Factory Card & Party Outlet (“FCPO”), $9,101 was accrued related to plans to restructure FCPO’s merchandising assortment and administrative operations and to involuntarily terminate a limited number of FCPO personnel. Through June 30, 2010, the Company incurred $6,924 in restructuring costs including $71 and $221 incurred in the three and six months ended June 30, 2010, respectively. The Company expects to incur $1,000 in the remainder of 2010 and the remaining balance there after.
     During October of 2009, the Company communicated its plan to close the FCPO corporate office in Naperville, Illinois and to consolidate its retail corporate office operations with those of Party City, in Rockaway, New Jersey. The Company will continue to utilize the Naperville facility as a distribution center for greeting cards and other products. In connection with the closing, the Company recorded severances costs of $1,800 in 2009, all of which have been paid out thus far in 2010. In addition, in connection with the closing, the Company incurred retention costs of $900 and $1,600 during the three and six months ended June 30, 2010, respectively, and expects to incur additional retention costs of $100 during the remainder of 2010.
Note 7 — Comprehensive Income
     Comprehensive income attributable to Amscan Holdings, Inc. consisted of the following:

	Three months ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$16,460	$10,952	$16,049	$13,355
Net change in cumulative translation adjustment	(1,075)	5,308	(2,107)	4,565
Change in fair value of interest rate swap contracts, net of income tax (benefit) expense of $(54), $653, $235, and $720	(92)	1,111	402	1,226
Change in fair value of foreign exchange contracts, net of income tax expense (benefit) of $29, $(579), $342, $(707)	49	(986)	581	(1,203)

Comprehensive income	$15,342	$16,385	$14,925	$17,943

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts
Note 8 — Capital Stock
     At June 30, 2010 and December 31, 2009, the Company’s authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding and 40,000.00 shares of common stock, $0.01 par value, of which 30,226.50 were issued and outstanding. Of these shares, 592.84 shares were redeemable at June 30, 2010 and December 31, 2009, and are classified as redeemable common securities on the balance sheet, as described below.
     Certain employee stockholders owned 592.84 shares of AAH common stock at both June 30, 2010 and December 31, 2009. Under the terms of the AAH stockholders’ agreement dated April 30, 2004, as amended, the Company has an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders can require the Company to purchase all of their shares. The purchase price as prescribed in the stockholders’ agreement is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by the Company to certain employee stockholders based on the estimated fair market value of fully paid and vested common stock totaled $16,807 at June 30, 2010 and December 31, 2009, and is classified as redeemable common securities on the consolidated balance sheet, with a corresponding adjustment to stockholders’ equity. As there is no active market for the Company’s common stock, the Company estimated the fair value of its common stock based on a valuation calculated using a multiple of earnings.
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
     The Company’s industry segment data for the three months ended June 30, 2010 and 2009 is as follows:

	Wholesale	Retail	Consolidated
Three Months Ended June 30, 2010
Revenues:
Net sales	$183,465	$239,938	$423,403
Royalties and franchise fees	—	4,453	4,453

Total revenues	183,465	244,391	427,856
Eliminations	(70,698)		(70,698)

Net Revenues	$112,767	$244,391	$357,158

Income from operations	$22,997	$12,370	$35,367

Interest expense, net			9,126
Other expense, net			122

Income before income taxes and minority interests			$26,119

Total assets	$810,928	$713,674	$1,524,602

	Wholesale	Retail	Consolidated
Three Months Ended June 30, 2009
Revenues:
Net sales	$147,871	$244,149	$392,020
Royalties and franchise fees	—	4,536	4,536

Total revenues	147,871	248,685	396,556
Eliminations	(54,484)	—	(54,484)

Net Revenues	$93,387	$248,685	342,072

Income from operations	$9,744	$18,074	$27,818

Interest expense, net			10,492
Other income, net			(292)

Income before income taxes and minority interests			$17,618

Total assets	$741,070	$734,208	$1,475,278

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
     The Company’s industry segment data for the six months ended June 30, 2010 and 2009 is as follows:

	Wholesale	Retail	Consolidated
Six Months Ended June 30, 2010
Revenues:
Net sales	$344,424	$438,394	$782,818
Royalties and franchise fees	—	8,297	8,297

Total revenues	344,424	446,691	791,115
Eliminations	(125,734)	—	(125,734)

Net Revenues	$218,690	$446,691	$665,381

Income from operations	$42,482	$1,174	$43,656

Interest expense, net			18,427
Other expense, net			53

Income before income taxes and minority interests			$25,176

Total assets	$810,928	$713,674	$1,524,602

	Wholesale	Retail	Consolidated
Six Months Ended June 30, 2009
Revenues:
Net sales	$305,199	$446,154	$751,353
Royalties and franchise fees	—	8,230	8,230

Total revenues	305,199	454,384	759,583
Eliminations	(104,771)	—	(104,771)

Net Revenues	$200,428	$454,384	$654,812

Income from operations	$26,291	$13,728	$40,019

Interest expense, net			21,157
Other income, net			(85)

Income before income taxes and minority interests			$18,947

Total assets	$741,070	$734,208	$1,475,278

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
Note 11 — Stock Option Plan
     The Company recorded $183 and $219 of stock-based compensation in general and administrative expenses during the three months ended June 30, 2010 and 2009, and $276 and $438 during the six months ended June 30, 2010 and 2009, respectively.
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
     There were no options exercised during the three and six month period ended June 30, 2010. There are options to purchase 3,026.23 shares of common stock outstanding at June 30, 2010.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share amounts)
Note 12 — Hedging Transactions, Derivative Financial Instruments and Fair Value
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
     At June 30, 2010 and December 31, 2009, the Company had interest rate swap agreements with notional amounts of $142,972 and $163,441 respectively, and with net liability fair values of $5,675 and $6,313 at June 30, 2010 and December 31, 2009, respectively. The swap agreements had unrealized net losses of $3,575 and $3,977 at June 30, 2010 and December 31, 2009, respectively, which were included in accumulated other comprehensive loss. No components of these agreements are excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness.
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
     At June 30, 2010 and December 31, 2009 the Company had foreign currency exchange contracts with a notional amount of $9,600 and $19,200, respectively and net asset (liability) fair value of $654 and $(269), respectively. The foreign currency exchange contracts are reflected in the consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counter-parties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. The fair value adjustment at June 30, 2010 and December 31, 2009 resulted in an unrealized net gain of $412 and an unrealized net loss of $169, respectively, which are included in accumulated other comprehensive loss. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all gains and losses in accumulated other comprehensive loss related to these foreign exchange contracts will be reclassified into earnings by December 2010.
     Fair Value Measurement
     Accounting Standards Codification (“ASC”) Subtopic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC Subtopic 820 established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
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
     The following tables show assets and liabilities as of June 30, 2010 and December 31, 2009, that are measured at fair value on a recurring basis (in thousands):

	Quoted Prices in	Significant
	Active Markets for	Other	Unobservable
	Identical Assets or	Observable	Inputs	Total as of
	Liabilities (Level 1)	Inputs (Level 2)	(Level 3)	June 30, 2010
Derivative assets	—	$703	—	$703
Derivative liabilities		(5,724)	—	(5,724)

	Quoted Prices in	Significant
	Active Markets for	Other	Unobservable	Total as of
	Identical Assets or	Observable	Inputs	December 31,
	Liabilities (Level 1)	Inputs (Level 2)	(Level 3)	2009
Derivative assets	—	—	—	—
Derivative liabilities		(6,582)	—	(6,582)
     In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges.
     The carrying amounts for cash and cash equivalents, accounts receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities and loans and notes payable approximate fair value at June 30, 2010 and December 31, 2009 because of the short-term maturity of those instruments or their variable rates of interest.
     The carrying amount and fair value (based on market prices) of the Company’s Term Loan and $175,000 Senior Subordinated Notes are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term Loan	$341,635	$327,116	$364,688	$331,866
$175,000 Senior Subordinated Notes	175,000	166,250	175,000	166,250
     The carrying amounts for other long-term debt approximate fair value at June 30, 2010 and December 31, 2009, based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity.
     The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded on its consolidated balance sheets as of June 30, 2010 and December 31, 2009.

			Derivative Assets				Derivative Liabilities
	Notional Amounts		June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
			Balance		Balance		Balance		Balance
		December 31,	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
Derivative Instrument	June 30, 2010	2009	Line	Value	Line	Value	Line	Value	Line	Value

Interest Rate Hedge	$142,972	$163,441		$—		$—	(b) AE	($5,675)	(b) AE	($6,313)
Foreign Exchange Contracts	$9,600	$19,200	(a) PP	$703	(a) PP	—	(a) PP	($49)	(b) AE	($269)

Total Hedges	$152,572	$182,641		$703		$—		($5,724)		($6,582)

(a)	PP = Prepaid expenses and other current assets

(b)	AE = Accrued expenses

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share amounts)
Note 13 — Recently Issued Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB “) amended its accounting guidance on the consolidation of variable interest entities (VIE). Among other things, the new guidance requires a qualitative rather than a quantitative assessment to determine the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In addition, the amended guidance requires as ongoing reconsideration of the primary beneficiary. The provisions of this new guidance were effective as of the beginning of our 2010 fiscal year and did not have an impact on our financial statements.
     The Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets and liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuances, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the condensed consolidated financial statements. See Note 12 — Hedging Transactions, Derivative Financial Instruments and Fair Value.
Note 14 — Subsequent Events
     On August 13, 2010, the Company entered into an amended and extended ABL revolving credit facility (“the New ABL facility”), for an aggregate principal amount of up to $325,000 for working capital, general corporate purposes and the issuance of letters of credit. The New ABL facility was used to refinance the Company’s existing ABL revolver and its Party City Franchise Group (“PCFG”) revolver and term loan agreement. At closing, PCFG became a Borrower under the New ABL facility and a Restricted Subsidiary under the terms of the Company’s Term Loan Credit Agreement, its 8.75% $175,000 senior subordinated notes and the New ABL Facility.
     The New ABL facility provides for (a) revolving loans during the five year period ended August 12, 2015 in an aggregate principal amount at any time outstanding not to exceed $325,000, subject to a borrowing base described below, (b) swing-line loans in an aggregate principal amount at any time outstanding not to exceed 10% of the aggregate commitments under the facility and (c) letters of credit, in an aggregate face amount at any time outstanding not to exceed $50,000, to support payment obligations incurred in the ordinary course of business by the Company and its subsidiaries.
     Under the New ABL facility, the borrowing base at any time equals (a) 85% of eligible trade receivables plus (b) 85% of eligible inventory at its net orderly liquidation value and (c) 90% of eligible credit card receivables, less (d) certain reserves.
     The New ABL facility provides for two pricing options: (i) an alternate base interest rate (“ABR”) equal to the greater of (a) the prime rate (b) the federal funds plus 1/2 of 1% or (c) the LIBOR rate plus 1%, in each case, on the date of such borrowing or (ii) a LIBOR based interest rate determined by reference to the LIBOR cost of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs and, in each case, plus an applicable margin. The applicable margin ranges from 1.25% to 1.75% with respect to ABR borrowings and from 2.25% to 2.75% with respect to LIBOR borrowings.
     In addition to paying interest on outstanding principal under the ABL Credit Agreement, the Company is required to pay a commitment fee of between 0.375% and 0.50% per annum in respect of the unutilized commitments thereunder. The Company must also pay customary letter of credit fees and agency fees.
     The obligations of the Company under the New ABL facility are jointly and severally guaranteed by AAH and each wholly-owned domestic subsidiary of the Company. Each guarantor has secured its obligations under the guaranty by a first priority lien on its accounts receivable and inventories and a second priority lien on substantially all of its other assets.
     The New ABL facility contains negative covenants that are substantially similar to the Term Loan Credit Agreement and requires the Company to comply with certain financial covenants if it’s excess availability is less than 15% of the lower of the aggregate commitment or the borrowing base for three consecutive days.
     The New ABL facility also contains certain customary affirmative covenants and events of default.

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
     The following unaudited information presents condensed consolidating balance sheets at June 30, 2010 and December 31, 2009, and the condensed consolidating statements of operations for the three and six months ended June 30, 2010 and 2009, and the related condensed consolidating statements of cash flows for the six months ended June 30, 2010 and 2009, for the combined Guarantors and the combined Non-guarantors, together with the elimination entries necessary to consolidate the entities comprising the combined companies.
     Certain amounts in the condensed consolidating balance sheet at December 31, 2009 have been reclassified between the combined Non-Guarantors and the Eliminations. These reclassifications have no effect on the balance sheet amounts for the combined Guarantors or the consolidated amounts.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2010

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$11,654	$4,392	$—	$16,046
Accounts receivable, net of allowances	66,521	22,402	—	88,923
Inventories, net of allowances	305,390	46,703	(6,573)	345,520
Prepaid expenses and other current assets	68,785	6,363	2,066	77,214

Total current assets	452,350	79,860	(4,507)	527,703
Property, plant and equipment, net	173,312	10,020	—	183,332
Goodwill	539,583	37,177	608	577,368
Trade names	157,355	—	—	157,355
Other intangible assets, net	39,288	24,015	—	63,303
Investment in unconsolidated subsidiaries	45,167	—	(45,167)	—
Intercompany receivable	41,377	—	(41,377)	—
Other assets, net	42,443	3,210	(30,112)	15,541

Total assets	$1,490,875	$154,282	$(120,555)	$1,524,602

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	130,235	—	—	130,235
Intercompany payable	—	41,377	(41,377)	—
Accounts payable	75,436	7,549	—	82,985
Accrued expenses	91,776	9,372	—	101,148
Income taxes payable	5,253	(940)	(302)	4,011
Redeemable warrants	15,444	—	—	15,444
Current portion of long-term obligations	3,175	4,034	—	7,209

Total current liabilities	321,319	61,392	(41,679)	341,032
Long-term obligations, excluding current portion	523,209	15,208	—	538,417
Deferred income tax liabilities	101,831	539	—	102,370
Deferred rent and other long-term liabilities	8,958	956	(972)	8,942

Total liabilities	955,317	78,095	(42,651)	990,761

Redeemable common securities	18,389	—	—	18,389

Commitments and contingencies

Stockholders’ equity:
Common Stock	336	336	(672)	—
Additional paid-in capital	357,049	46,775	(46,725)	357,099
Retained earnings	169,303	32,894	(36,591)	165,606
Accumulated other comprehensive loss	(9,519)	(6,084)	6,084	(9,519)

Amscan Holdings, Inc. stockholders’ equity	517,169	73,921	(77,904)	513,186
Noncontrolling interests	—	2,266	—	2,266

Total stockholders’ equity	517,169	76,187	(77,904)	515,452

Total liabilities, redeemable common securities and stockholders’ equity	$1,490,875	$154,282	$(120,555)	$1,524,602

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
CONSOLIDATING BALANCE SHEET
December 31, 2009

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,240	$7,180	$—	$15,420
Accounts receivable, net of allowances	60,655	22,126	—	82,781
Inventories, net of allowances	295,004	46,708	(5,762)	335,950
Prepaid expenses and other current assets	63,529	4,231	1,781	69,541

Total current assets	427,428	80,245	(3,981)	503,692
Property, plant and equipment, net	163,999	10,995	—	174,994
Goodwill	510,400	37,988	51	548,439
Trade names	157,283	—	—	157,283
Other intangible assets, net	29,948	24,721	—	54,669
Investment in unconsolidated subsidiaries	76,032	—	(76,032)	—
Intercompany receivable	42,335	9,760	(52,095)	—
Other assets, net	41,622	(198)	—	41,424

Total assets	$1,449,047	$163,511	$(132,057)	$1,480,501

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$77,635	$—	$—	$77,635
Accounts payable	67,235	9,666	—	76,901
Accrued expenses	83,430	10,250	—	93,680
Income taxes payable	32,969	(552)	(356)	32,061
Redeemable warrants	15,444	—	—	15,444
Current portion of long-term obligations	27,761	7,145	—	34,906

Total current liabilities	304,474	26,509	(356)	330,627
Long-term obligations, excluding current portion	522,392	16,500	—	538,892
Intercompany payable	9,760	42,335	(52,095)	—
Deferred income tax liabilities	101,000	570	—	101,570
Deferred rent and other long term-liabilities	12,087	786	(972)	11,901

Total liabilities	949,713	86,700	(53,423)	982,990

Redeemable common securities	18,389	—	—	18,389

Commitments and contingencies

Stockholders’ equity:
Common Stock	336	336	(672)	—
Additional paid-in capital	336,331	47,333	(47,841)	335,823
Retained earnings	152,673	31,561	(34,677)	149,557
Accumulated other comprehensive loss	(8,395)	(4,556)	4,556	(8,395)

Amscan Holdings Inc. stockholders’ equity	480,945	74,674	(78,634)	476,985
Noncontrolling interests	—	2,137	—	2,137

Total stockholders’ equity	480,945	76,811	(78,634)	479,122

Total liabilities, redeemable common securities and stockholders’ equity	$1,449,047	$163,511	$(132,057)	$1,480,501

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2010

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$313,882	$54,042	$(15,219)	$352,705
Royalties and franchise fees	5,716	—	(1,263)	4,453

Total revenues	319,598	54,042	(16,482)	357,158

Expenses:
Cost of sales	188,513	37,395	(15,043)	210,865
Wholesale selling expenses	8,415	2,430	—	10,845
Retail operating expenses	56,763	8,916	(1,263)	64,416
Franchise expenses	3,149	—	—	3,149
General and administrative expenses	26,066	3,146	(330)	28,882
Art and development costs	3,656	(22)	—	3,634

Total expenses	286,562	51,865	(16,636)	321,791

Income from operations	33,036	2,177	154	35,367

Interest expense, net	8,528	598	—	9,126
Other (income) expense, net	(1,786)	214	1,694	122

Income before income taxes	26,294	1,365	(1,540)	26,119
Income tax expense	10,150	266	(828)	9,588

Net income	16,144	1,099	(712)	16,531
Less net income attributable to noncontrolling interests	—	71	—	71

Net income attributable to Amscan Holdings, Inc.	$16,144	$1,028	$(712)	$16,460

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2010

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$578,401	$107,650	$(28,967)	$657,084
Royalties and franchise fees	10,785	—	(2,488)	8,297

Total revenues	589,186	107,650	(31,455)	665,381

Expenses:
Cost of sales	363,425	75,437	(28,097)	410,765
Wholesale selling expenses	16,172	5,063	—	21,235
Retail operating expenses	102,647	17,217	(2,488)	117,376
Franchise expenses	6,273	—	—	6,273
General and administrative expenses	53,176	6,291	(660)	58,807
Art and development costs	7,315	(46)	—	7,269

Total expenses	549,008	103,962	(31,245)	621,725

Income from operations	40,178	3,688	(210)	43,656

Interest expense, net	17,181	1,246	—	18,427
Other (income) expense, net	(3,049)	536	2,566	53

Income before income taxes	26,046	1,906	(2,776)	25,176

Income tax expense	9,335	355	(677)	9,013

Net income	$16,711	$1,551	$(2,099)	$16,163
Less net income attributable to noncontrolling interests	—	114	—	114

Net income attributable to Amscan Holdings, Inc.	$16,711	$1,437	$(2,099)	$16,049

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2009

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$302,586	$50,510	$(15,560)	$337,536
Royalties and franchise fees	4,536	—	—	4,536

Total revenues	307,122	50,510	(15,560)	342,072

Expenses:
Cost of sales	187,337	34,817	(13,043)	209,111
Selling expenses	7,946	2,013	—	9,959
Retail operating expenses	50,165	9,254	(1,255)	58,164
Franchise expenses	2,876	—	—	2,876
General and administrative expenses	26,459	4,860	(330)	30,989
Art and development costs	3,155	—	—	3,155

Total expenses	277,938	50,944	(14,628)	314,254

Income (loss) from operations	29,184	(434)	(932)	27,818

Interest expense, net	9,896	596	—	10,492
Other (income), net	(988)	(25)	721	(292)

Income (loss) before income taxes	20,276	(1,005)	(1,653)	17,618

Income tax expense (benefit)	7,358	(110)	(641)	6,607

Net income (loss)	12,918	(895)	(1,012)	11,011
Less net income attributed to noncontrolling interest	—	59	—	59

Net income (loss) attributable to Amscan Holdings, Inc.	$12,918	$(954)	$(1,012)	$10,952

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2009

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$577,850	$98,774	$(30,042)	$646,582
Royalties and franchise fees	8,230	—	—	8,230

Total revenues	586,080	98,774	(30,042)	654,812

Expenses:
Cost of sales	372,195	68,384	(26,051)	414,528
Selling expenses	16,163	3,967	—	20,130
Retail operating expenses	93,764	18,403	(2,502)	109,665
Franchise expenses	5,765	—	—	5,765
General and administrative expenses	50,760	8,324	(660)	58,424
Art and development costs	6,281	—	—	6,281

Total expenses	544,928	99,078	(29,213)	614,793

Income (loss) from operations	41,152	(304)	(829)	40,019

Interest expense, net	20,047	1,110	—	21,157
Other (income) expense, net	(2,170)	(11)	2,096	(85)

Income (loss) before income taxes	23,275	(1,403)	(2,925)	18,947

Income tax expense (benefit)	6,695	(669)	(551)	5,475

Net income (loss)	16,580	(734)	(2,374)	13,472
Less net income attributed to noncontrolling interest	—	117	—	117

Net income (loss) attributable to Amscan Holdings, Inc.	$16,580	$(851)	$(2,374)	$13,355

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2010

	AHI and Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows provided by operating activities:
Net income	$16,711	$1,551	$(2,099)	$16,163
Less net income attributable to noncontrolling interest	—	114	—	114

Net income attributable to Amscan Holdings, Inc.	16,711	1,437	(2,099)	16,049

Adjustments to reconcile net income attributable to Amscan Holdings, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	21,680	2,026	—	23,706
Amortization of deferred financing costs	928	132	—	1,060
Provision for doubtful accounts	729	116	—	845
Deferred income tax expense	595	—	—	595
Deferred rent	641	170	—	811
Undistributed income in unconsolidated joint venture	(364)	—	—	(364)
Loss on disposal of property and equipment	100	137	—	237
Equity based compensation	276	—	—	276
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,189)	(14)	—	(5,203)
Increase in inventories	(10,386)	(122)	938	(9,570)
Increase in prepaid expenses and other current assets	(3,629)	(2,027)	(285)	(5,941)
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(18,966)	1,681	1,446	(15,839)

Net cash provided by operating activities	3,126	3,536	0	6,662

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(5,263)	2	—	(5,261)
Capital expenditures	(22,447)	(723)	—	(23,170)
Proceeds from disposal of property and equipment	104	30	—	134

Net cash used in investing activities	(27,606)	(691)	—	(28,297)

Cash flows provided by (used in) financing activities:
Repayments of loans, notes payable and long-term obligations	(25,345)	(3,897)	—	(29,242)
Proceeds from loans, notes payable and long-term obligations	53,245	39	—	53,284

Net cash provided by (used in) financing activities	27,900	(3,858)	—	24,042
Effect of exchange rate changes on cash and cash equivalents	(5)	(1,776)	—	(1,781)

Net increase (decrease) in cash and cash equivalents	3,415	(2,789)	—	626
Cash and cash equivalents at beginning of period	8,239	7,181	—	15,420

Cash and cash equivalents at end of period	$11,654	$4,392	$—	$16,046

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six months Ended June 30, 2009

	AHI and Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows provided by operating activities:
Net income (loss)	$16,580	$(734)	$(2,374)	$13,472
Less net income attributable to noncontrolling interest	—	117	—	117

Net income (loss) attributable to Amscan Holdings, Inc.	16,580	(851)	(2,374)	13,355

Adjustments to reconcile net income (loss) attributable to Amscan Holdings, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	19,222	2,443	—	21,665
Amortization of deferred financing costs	945	125	—	1,070
Provision for doubtful accounts	1,662	1,212	—	2,874
Deferred income tax expense	1,760	—	—	1,760
Deferred rent	259	640	—	899
Undistributed loss in unconsolidated joint venture	(182)	—	—	(182)
Gain on disposal of property and equipment	360	80	—	440
Equity based compensation	438	—	—	438
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	8,001	(2,478)	—	5,523
Decrease (increase) in inventories	26,944	(983)	124	26,085
Increase in prepaid expenses and other current assets	(796)	(5,720)	—	(6,516)
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(50,376)	11,642	2,250	(36,484)

Net cash provided by operating activities	24,817	6,110	—	30,927

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(726)	—	—	(726)
Capital expenditures	(11,414)	(867)	—	(12,281)
Proceeds from disposal of property and equipment	54	—	—	54

Net cash used in investing activities	(12,086)	(867)	—	(12,953)

Cash flows used in financing activities:
Repayments of loans, notes payable and long-term obligations	(13,850)	(1,000)	—	(14,850)
Capital contributions	79	—	—	79

Net cash used in financing activities	(13,771)	(1,000)	—	(14,771)
Effect of exchange rate changes on cash and cash equivalents	166	2,488	—	2,654

Net (decrease) increase in cash and cash equivalents	(874)	6,731	—	5,857
Cash and cash equivalents at beginning of period	8,544	4,514	—	13,058

Cash and cash equivalents at end of period	$7,670	$11,245	$—	$18,915

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS ENDED JUNE 30, 2009
     The following tables set forth the Company’s operating results as a percentage of total revenues, for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010	2009
Revenues:
Net sales	98.8%	98.7%
Royalties and franchise fees	1.2	1.3

Total revenues	100.0	100.0

Expenses:
Cost of sales	59.0	61.1
Wholesale selling expenses	3.0	2.9
Retail operating expenses	18.0	17.0
Franchise expenses	0.9	0.9
General and administrative expenses	8.1	9.1
Art and development costs	1.0	0.9

Total expenses	90.0	91.9

Income from operations	10.0	8.1

Interest expense, net	2.6	3.1
Other expense (income), net	0.0	(0.1)

Income before income taxes	7.4	5.1

Income tax expense	2.8	1.9

Net income	4.6	3.2
Less net income attributable to noncontrolling interests	0.0	0.0

Net income attributable to Amscan Holdings, Inc.	4.6%	3.2%

	Three Months Ended June 30,
	2010		2009
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue
Revenues
Sales
Wholesale	$183,465	51.4%	$147,871	43.2%
Eliminations	(70,698)	(19.8)	(54,484)	(15.9)

Net wholesale	112,767	31.6	93,387	27.3
Retail	239,938	67.2	244,149	71.4

Total net sales	352,705	98.8	337,536	98.7
Franchise related	4,453	1.2	4,536	1.3

Total revenues	$357,158	100.0%	$342,072	100.0%

Wholesale
     Net sales, at wholesale, of $112.8 million were $19.4 million or 20.8% higher than net sales for the second quarter of 2009. Net sales to our franchised party superstores and other independent party stores totaled $47.5 million and were $8.8 million or 22.8% higher than in the second quarter of 2009, reflecting the normalization of purchasing patterns at our franchised retailers and the impact of our acquisition of American Greetings’ Designware division in March 2010. Net sales of metallic balloons totaled $25.1 million and were $4.9 million or 24.5% higher than in 2009. The increase in balloon sales also reflects the normalization of purchasing patterns by domestic distributors, following their liquidation of inventories in 2009. International sales totaled $20.4 million and were $1.3 million or 6.7% higher than in 2009, the combination of first quarter 2010 price increases, favorable foreign currency exchange rates versus 2009 and unit sales growth at certain European national accounts. Net domestic sales to non-affiliated retail channels totaled $19.7 million and were $4.4 million or 28.3% higher than in 2009, principally due to impact of our acquisition of American Greetings’ Designware division.

     Intercompany sales to our retail affiliates of $70.7 million were $16.2 million or 29.8% higher than in the second quarter of 2009, as our retail stores re-establish store level inventories (which had been significantly reduced throughout 2009) and we continue product conversions at FCPO stores. The increase in intercompany sales also reflects the impact of the Designware acquisition. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.
Retail
     Net retail sales for the second quarter of 2010 of $239.9 million were $4.2 million or 1.7% lower than net retail sales for the second quarter of 2009. The decrease in net retail sales reflects both the soft economy and the operation of an average of 3.2% fewer Big Box stores (i.e., stores generally greater than 8,000 square feet) and 32.6% fewer outlet stores in the second quarter of 2010. Net retail sales at our Big Box stores totaled $230.5 million and were $0.5 million or 0.2% lower than in 2009. Same store sales during the second quarter of 2010 decreased 1.6% compared to 2009 as a 4.0% decrease in transaction count was partially offset by a 2.4% increase in average dollar per transaction. Retail sales at our outlet stores totaled $9.4 million and were $3.7 million or 28.4% lower than in 2009, reflecting the decrease in outlet stores in operation during the second quarter of 2010.
Gross Profit
     The following table sets forth the Company’s gross profit on net sales for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010		2009
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue
Wholesale	$44,023	39.0%	$32,085	34.4%
Retail	97,817	40.8%	96,340	39.5%

Total	$141,840	40.2%	$128,425	38.0%

     The gross profit margin on net sales at wholesale for the second quarter ended June 30, 2010 was 39.0% or 500 basis points higher than in the second quarter ended June 30, 2009. The increase in wholesale gross profit margin principally reflects the full year effect of the cost reduction program implemented throughout 2009, a higher concentration of company-manufactured goods in our 2010 sales mix as a result of the Designware acquisition and price increases at our international operations during 2010.
     Retail gross profit margin for the second quarter ended June 30, 2010 was 40.8%, or 130 basis points higher than the second quarter ended June 30, 2009, primarily due to sales mix.
Operating expenses
     Wholesale selling expenses of $10.8 million for the quarter ended June 30, 2010 were $0.9 million higher than for the second quarter of 2009 as inflationary increases and the impact of currency exchange rates was substantially offset by a reduction in marketing expense. As a percent of total revenues, wholesale selling expenses were 3.0% for the quarter ended June 30, 2010 and were comparable to the second quarter of 2009.
     Retail operating expenses for the quarter ended June 30, 2010 totaled $64.4 million or $6.3 million higher than in the second quarter of 2009, principally the result of additional expenses associated with the growth of our e-commerce business and the implementation of a national television-based advertising program in 2010 partially offset by the impact of operating fewer retail stores (principally Factory Card & Party Outlet (“FCPO”) and The Paper Factory (“TPF”) outlet stores) in 2010. Franchise expenses of $3.1 million increased to 70.7% of franchise related revenue in the second quarter of 2010 compared to 63.4% in 2009, as a reduction in the overall number of franchisees and related revenues resulted in the deleveraging of fixed franchise expenses.
     General and administrative expenses of $28.9 million for the quarter ended June 30, 2010 were $2.1 million lower than in the second quarter of 2009. The decrease is principally the result of a lower provision for doubtful accounts combined with the favorable impact of the consolidation of FCPO’s former corporate office operations in Naperville, Illinois with those of Party City.
     Art and development costs of $3.6 million for the quarter ended June 30, 2010 were $0.5 million higher than in the second quarter of 2009, principally due to an increase in the everyday and Halloween design teams’ headcount.
Interest expense, net
     Interest expense of $9.1 million for the quarter ended June 30, 2010 was $1.4 million lower than for the first quarter of 2009, reflecting lower average borrowings and LIBOR rates.

Other expense, net
     Other expense (income), net, was $0.1 million for the second quarter of 2010 vs. ($0.3) million for the second quarter of 2009. Other expense (income), net, principally consists of our share of loss (income) from an unconsolidated balloon distribution joint venture in Mexico.
Income tax expense
     Income tax expense for the quarters ended June 30, 2010 and 2009 were based upon the estimated consolidated effective income tax rates of 35.7% and 37.0% for the years ending December 31, 2010 and 2009, respectively. The decrease in the 2010 effective income tax rate is primarily attributable to a lower average state income tax rate and an increase in the domestic manufacturing deductions rate in 2010. In addition, the income tax expense for the second quarter of 2010 reflects the favorable settlement of the audit of our 2007 federal tax return during the quarter.
SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO SIX MONTHS ENDED JUNE 30, 2009
     The following tables set forth the Company’s operating results as a percentage of total revenues, for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009
Revenues:
Net sales	98.8%	98.7%
Royalties and franchise fees	1.2	1.3

Total revenues	100.0	100.0

Expenses:
Cost of sales	61.7	63.3
Wholesale selling expenses	3.2	3.1
Retail operating expenses	17.6	16.7
Franchise expenses	0.9	0.9
General and administrative expenses	8.8	8.9
Art and development costs	1.1	1.0

Total expenses	93.3	93.9

Income from operations	6.7	6.1

Interest expense, net	2.8	3.2
Other expense (income), net	0.0	0.0

Income before income taxes	3.9	2.9

Income tax expense	1.4	0.8

Net income	2.5%	2.1%
Less net income attributable to noncontrolling interests	0.0	0.0

Net income attributable to Amscan Holdings, Inc.	2.5%	2.1%

	Six Months Ended June 30,
	2010		2009
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue
Revenues
Sales
Wholesale	$344,424	51.8%	$305,199	46.6%
Eliminations	(125,734)	(18.9)	(104,771)	(16.0)

Net wholesale	218,690	32.9	200,428	30.6
Retail	438,394	65.9	446,154	68.1

Total net sales	657,084	98.8	646,582	98.7
Franchise related	8,297	1.2	8,230	1.3

Total revenues	$665,381	100.0%	$654,812	100.0%

Wholesale
     Net sales, at wholesale, of $218.7 million were $18.3 million or 9.1% higher than net sales for the six months ended June 30, 2009. Net sales to our franchised party superstores and other independent party stores totaled $87.5 million and were $5.7 million or 7.0% higher than in the six months ended June 30, 2009, reflecting the impact of an inventory build up by our franchise retailers and our acquisition of American Greetings’ Designware division in March 2010. Net sales of metallic balloons totaled $49.4 million and were $9.4 million or 23.4% higher than in 2009. The increase in balloon sales principally reflects the normalization of purchasing patterns by domestic distributors, following their liquidation of inventories in 2009. International sales totaled $40.1 million and were $3.9 million or 10.7% higher than in 2009, the combination of first quarter 2010 price increases, favorable foreign currency exchange rates versus 2009 and unit sales growth at certain European national accounts. Net domestic sales to non-affiliated retail channels totaled $41.6 million and were $0.7 million or 1.7% lower than in 2009, principally due to the inclusion, in 2009, of a sizable, one-time seasonal direct import and contract manufacturing program for a supplier to the mass market and other channels, which was offset by the impact of our acquisition of American Greetings’ Designware division in 2010.
     Intercompany sales to our retail affiliates of $125.7 million were $21.0 million or 20.0% higher than in the first six month of 2009, as our retail stores re-establish store level inventories (which had been significantly reduced throughout 2009) and we continue product conversions at FCPO stores. The increase in intercompany sales also reflects the impact of the Designware acquisition. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.
Retail
     Net retail sales for the first six months of 2010 of $438.4 million were $7.8 million or 1.7% lower than net retail sales for the first six months of 2009. The decrease in net retail sales is principally reflected by both the soft economy and the operation of an average of 2.8% fewer Big Box stores (i.e., stores generally greater than 8,000 square feet) and 34.4% fewer outlet stores in the first six months of 2010, partially offset by a growth in sales following the introduction of a new Party City web site in mid 2009. Net retail sales at our Big Box stores totaled $421.2 million and were $1.2 million or 0.3% lower than in 2009. Same store sales for the six months ended June 30, 2010 decreased 1.7% compared to 2009 as a 3.1% decrease in transaction count was partially offset by a 1.4% increase in average dollar per transaction. Retail sales at our outlet stores totaled $17.2 million and were $6.5 million or 27.5% lower than in 2009, reflecting the decrease in outlet stores in operation during the first six months of 2010.
Gross Profit
     The following table sets forth the Company’s gross profit on net sales for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010		2009
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue
Wholesale	$83,971	38.4%	$68,990	34.4%
Retail	162,348	37.0%	163,064	36.5%

Total	$246,319	37.5%	$232,054	35.9%

     The gross profit margin on net sales at wholesale for the six months ended June 30, 2010 was 38.4% or 400 basis points higher than in the six months ended June 30, 2009. The increase in wholesale gross profit margin principally reflects the full year effect of the cost reduction program implemented throughout 2009, a higher concentration of company-manufactured goods in our 2010 sales mix as a result of the Designware acquisition and price increases at our international operations during 2010.
     Retail gross profit margin for the six months ended June 30, 2010 was 37.0%, or 50 basis points higher than in 2009, primarily due to sales mix.
Operating expenses
     Wholesale selling expenses of $21.2 million for the six months ended June 30, 2010 were $1.1 million higher than 2009 as inflationary increases and the impact of currency exchange rates was substantially offset by a reduction in marketing expense. As a percent of total revenues, wholesale selling expenses were 3.2% for the six months ended June 30, 2010 and were comparable to the first six months of 2009.
     Retail operating expenses for the six months ended June 30, 2010 totaled $117.4 million or $7.7 million higher than in the first six months of 2009, principally reflecting inflationary increases in retail expenses, additional costs associated with the growth in our e-commerce business and the implementation of a national television-based advertising program in 2010 partially offset by the impact of operating our fewer retail stores in 2010. Franchise expenses of $6.3 million increased to 75.6% of franchise related revenue in the first six months of 2010 compared to 70.1% in 2009, as a reduction in the overall number of franchisees and related revenues resulted in the deleveraging of fixed franchise expenses.
     General and administrative expenses of $58.8 million for the six months ended June 30, 2010 were $0.4 million higher than in the first six months of 2009, as a combination of inflationary cost increases, the impact of foreign currency exchange rates, additional costs incurred relating to the restructure of the FCPO corporate office in Naperville, Illinois and additional legal costs were offset by the benefit of a management-directed cost reduction program implemented throughout 2009, which included reductions in work force, travel and other expenses.
     Art and development costs of $7.3 million for the six months ended June 30, 2010 were $1.0 million higher than the six months ended June 30, 2009, principally due to an increase in the everyday and Halloween design team’s headcount.
Interest expense, net
     Interest expense of $18.4 million for the six months ended June 30, 2010 was $2.7 million lower than the first six months of 2009, reflecting lower average borrowings and LIBOR rates.
Other expense (income), net
     Other expense (income), net, was $0.1 million for the first six months of 2010 compared to $(0.1) million for the first six months of 2009. Other expense (income), net, principally consists of our share of loss (income) from an unconsolidated balloon distribution joint venture in Mexico.
Income tax expense
     Income tax expense for the six months ended June 30, 2010 and 2009 were based upon the estimated consolidated effective income tax rates of 35.7% and 37.0% for the years ending December 31, 2010 and 2009, respectively. The decrease in the 2010 effective income tax rate is primarily attributable to a lower average state income tax rate and an increase in the domestic manufacturing deduction rate in 2010. In addition, the income tax expense for the first six months of 2010 and 2009 reflect the expiration of state statutes of limitations resolving previously unrecognized tax benefits. Also, for the six months ended June 30, 2010, income tax expense reflects the favorable settlement of the audit of our 2007 federal tax return and, for the six months ended June 30, 2009, reflects the favorable settlement of the audits of our 2005 and 2006 federal tax returns.
Liquidity and Capital Resources
     Net cash provided by operating activities was $6.7 million in the six months ended June 30, 2010 compared to $30.9 million in the six months ended June 30, 2009. Net income, adjusted for noncontrolling interests and non-cash charges provided cash of $43.2 million in the six months ended June 30, 2010 versus $42.3 million in the six months ended June 30, 2009. Changes in working capital resulted in the use of cash of $36.6 million in 2010 versus $11.4 million in 2009.
     Investing activities consist principally of cash outlays for new stores, store improvements and renovations, investments in our manufacturing and distribution facilities, computer systems and, in 2010, earn-out payments in connection with the 2007 acquisition of Halloween USA. Net cash outlays totaled $28.3 million in the six months ended June 30, 2010 compared to $13.0 million in the six months ended June 30, 2009.
     Cash flows provided by financing activities totaled $24.0 million in the six months ended June 30, 2010 versus $14.8 million used in financing activities in the six months ended June 30, 2009. Financing activities consisted principally of revolver borrowings to fund our operating and investing activities noted above.
     At June 30, 2010, borrowings under the existing ABL Credit Agreement were $130.2 million, outstanding standby letters of credit totaled $13.2 million and the Company had $106.5 million of availability under the agreement. In addition, at June 30, 2010, PCFG, an unrestricted subsidiary under the terms of the AHI credit facility and our senior subordinated notes, had availability to its entire $10 million revolving credit agreement. At June 30, 2010, repayments required to be made under PCFG’s term loan for the remainder of the year were $2.0 million.
     On August 13, 2010, the Company entered into an amended and extended ABL revolving credit facility (“the New ABL facility”), for an aggregate principal amount of up to $325,000 for working capital, general corporate purposes and the issuance of letters of credit. The New ABL facility was used to refinance the Company’s existing ABL revolver and its Party City Franchise Group (“PCFG”) revolver and term loan agreement. At closing, PCFG became a Borrower under the New ABL facility and a Restricted Subsidiary under the terms of the Company’s Term Loan Credit Agreement, its 8.75% $175,000 senior subordinated notes and the New ABL Facility.
     The New ABL facility provides for (a) revolving loans during the five year period ended August 12, 2015 in an aggregate principal amount at any time outstanding not to exceed $325,000, subject to a borrowing base described below, (b) swing-line loans in an aggregate principal amount at any time outstanding not to exceed 10% of the aggregate commitments under the facility and (c) letters of credit, in an aggregate face amount at any time outstanding not to exceed $50,000, to support payment obligations incurred in the ordinary course of business by the Company and its subsidiaries.
     Under the New ABL facility, the borrowing base at any time equals (a) 85% of eligible trade receivables plus (b) 85% of eligible inventory at its net orderly liquidation value and (c) 90% of eligible credit card receivables, less (d) certain reserves.

     The New ABL facility provides for two pricing options: (i) an alternate base interest rate (“ABR”) equal to the greater of (a) the prime rate (b) the federal funds plus 1/2 of 1% or (c) the LIBOR rate plus 1%, in each case, on the date of such borrowing or (ii) a LIBOR based interest rate determined by reference to the LIBOR cost of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs and, in each case, plus an applicable margin. The applicable margin ranges from 1.25% to 1.75% with respect to ABR borrowings and from 2.25% to 2.75% with respect to LIBOR borrowings.
     In addition to paying interest on outstanding principal under the ABL Credit Agreement, the Company is required to pay a commitment fee of between 0.375% and 0.50% per annum in respect of the unutilized commitments thereunder. The Company must also pay customary letter of credit fees and agency fees.
     The obligations of the Company under the New ABL facility are jointly and severally guaranteed by AAH and each wholly-owned domestic subsidiary of the Company. Each guarantor has secured its obligations under the guaranty by a first priority lien on its accounts receivable and inventories and a second priority lien on substantially all of its other assets.
     The New ABL facility contains negative covenants that are substantially similar to the Term Loan Credit Agreement and requires the Company to comply with certain financial covenants if it’s excess availability is less than 15% of the lower of the aggregate commitment or the borrowing base for three consecutive days.
     The New ABL facility also contains certain customary affirmative covenants and events of default.
     We expect that cash generated from operating activities and availability under our New ABL facility will be our principal sources of liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next twelve months.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we have utilized interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended June 30, 2010 and 2009, our interest expense, after considering the effects of our interest rate swap agreements, would have increased by $1.5 million and $1.9 million, respectively, with a corresponding decrease in income before income taxes. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the six months ended June 30, 2010 and 2009, our interest expense, after considering the effects of our interest rate swap agreements, would have increased by $3.0 million and $3.7 million, respectively, with a corresponding decrease in income before income taxes. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit and operating income of $1.4 million and $1.3 million for the three months ended June 30, 2010 and 2009 and $2.7 million and $2.5 million for the six months ended June 30, 2010 and 2009, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
Item 4. Controls and Procedures
     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2010 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 5. Other Events
     On August 13, 2010, the Company entered into an amended and extended ABL revolving credit facility (“the New ABL facility”), with various lenders, with Wells Fargo Retail Finance LLC as Administrative and Collateral Agent. The New ABL facility provides for revolving loans for an aggregate principal amount of up to $325,000 for working capital, general corporate purposes and the issuance of letters of credit. The New ABL facility was used to refinance the Company’s existing ABL revolver and its Party City Franchise Group (“PCFG”) revolver and term loan agreement. At closing, PCFG became a Borrower under the New ABL facility and a Restricted Subsidiary under the terms of the Company’s Term Loan Credit Agreement, its 8.75% $175,000 senior subordinated notes and the New ABL Facility.
     The New ABL facility provides for (a) revolving loans during the five year period ended August 12, 2015 in an aggregate principal amount at any time outstanding not to exceed $325,000, subject to a borrowing base described below, (b) swing-line loans in an aggregate principal amount at any time outstanding not to exceed 10% of the aggregate commitments under the facility and (c) letters of credit, in an aggregate face amount at any time outstanding not to exceed $50,000, to support payment obligations incurred in the ordinary course of business by the Company and its subsidiaries.
     Under the New ABL facility, the borrowing base at any time equals (a) 85% of eligible trade receivables plus (b) 85% of eligible inventory at its net orderly liquidation value and (c) 90% of eligible credit card receivables, less (d) certain reserves.
     The New ABL facility provides for two pricing options: (i) an alternate base interest rate (“ABR”) equal to the greater of (a) the prime rate (b) the federal funds plus 1/2 of 1% or (c) the LIBOR rate plus 1%, in each case, on the date of such borrowing or (ii) a LIBOR based interest rate determined by reference to the LIBOR cost of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs and, in each case, plus an applicable margin. The applicable margin ranges from 1.25% to 1.75% with respect to ABR borrowings and from 2.25% to 2.75% with respect to LIBOR borrowings.
     In addition to paying interest on outstanding principal under the ABL Credit Agreement, the Company is required to pay a commitment fee of between 0.375% and 0.50% per annum in respect of the unutilized commitments thereunder. The Company must also pay customary letter of credit fees and agency fees.

     The obligations of the Company under the New ABL facility are jointly and severally guaranteed by AAH and each wholly-owned domestic subsidiary of the Company. Each guarantor has secured its obligations under the guaranty by a first priority lien on its accounts receivable and inventories and a second priority lien on substantially all of its other assets.
     The New ABL facility contains negative covenants that are substantially similar to the Term Loan Credit Agreement and requires the Company to comply with certain financial covenants if it’s excess availability is less than 15% of the lower of the aggregate commitment or the borrowing base for three consecutive days.
     The New ABL facility also contains certain customary affirmative covenants and events of default.
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

AMSCAN HOLDINGS, INC.
Date: August 16, 2010	By:	/s/ Michael A. Correale
Michael A. Correale
Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)