Form 10-Q
period 2010-09-30
AMSCAN HOLDINGS INC
filed 2010-11-15
CIK 1024729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 15, 2010, 1,000.00 shares of Registrant’s common stock were outstanding.

AMSCAN HOLDINGS, INC.
FORM 10-Q
September 30, 2010
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

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,743	$15,420
Accounts receivable, net of allowances	130,069	82,781
Inventories, net of allowances	469,570	335,950
Prepaid expenses and other current assets	77,625	69,541

Total current assets	700,007	503,692
Property, plant and equipment, net	186,996	174,994
Goodwill	597,332	548,439
Trade names	157,355	157,283
Other intangible assets, net	60,245	54,669
Other assets, net	17,572	41,424

Total assets	$1,719,507	$1,480,501

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$205,202	$77,635
Accounts payable	197,899	76,901
Accrued expenses	112,469	93,680
Income taxes payable	6,793	32,061
Redeemable warrants	15,444	15,444
Current portion of long-term obligations	3,228	34,906

Total current liabilities	541,035	330,627
Long-term obligations, excluding current portion	522,553	538,892
Deferred income tax liabilities	102,444	101,570
Deferred rent and other long-term liabilities	10,625	11,901

Total liabilities	1,176,657	982,990

Redeemable common securities (including 597.52 and 592.85 common shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	18,522	18,389

Commitments and contingencies

Stockholders’ equity:
Common Stock ($0.01 par value; 40,000.00 shares authorized; 30,226.50 shares issued and outstanding at September 30, 2010 and December 31, 2009)	—	—
Additional paid-in capital	357,254	335,823
Retained earnings	170,208	149,557
Accumulated other comprehensive loss	(5,508)	(8,395)

Amscan Holdings, Inc. stockholders’ equity	521,954	476,985
Noncontrolling interests	2,374	2,137

Total stockholders’ equity	524,328	479,122

Total liabilities, redeemable common securities and stockholders’ equity	$1,719,507	$1,480,501

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,
	2010	2009
Revenues:
Net sales	$358,772	$336,944
Royalties and franchise fees	4,035	4,164

Total revenues	362,807	341,108

Expenses:
Cost of sales	226,335	215,491
Wholesale selling expenses	10,524	9,984
Retail operating expenses	73,785	65,049
Franchise expenses	2,930	3,046
General and administrative expenses	27,495	29,274
Art and development costs	3,775	3,327

Total expenses	344,844	326,171

Income from operations	17,963	14,937

Interest expense, net	9,834	10,345
Other expense, net	704	421

Income before income taxes	7,425	4,171
Income tax expense	2,752	1,016

Net income	4,673	3,155
Less: net income attributable to noncontrolling interest	70	76

Net income attributable to Amscan Holdings, Inc.	$4,603	$3,079

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2010	2009
Revenues:
Net sales	$1,015,856	$983,525
Royalties and franchise fees	12,333	12,394

Total revenues	1,028,189	995,919

Expenses:
Cost of sales	637,100	630,018
Wholesale selling expenses	31,759	30,114
Retail operating expenses	191,161	174,714
Franchise expenses	9,203	8,811
General and administrative expenses	86,302	87,698
Art and development costs	11,044	9,606

Total expenses	966,569	940,961

Income from operations	61,620	54,958

Interest expense, net	28,261	31,502
Other expense, net	758	336

Income before income taxes	32,601	23,120
Income tax expense	11,766	6,492

Net income	20,835	16,628
Less: net income attributable to noncontrolling interest	184	193

Net income attributable to Amscan Holdings, Inc.	$20,651	$16,435

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2010
(Unaudited)
(Amounts in thousands, except share amounts)

					Accumulated	Amscan
			Additional		Other	Holdings, Inc.		Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Stock	Capital	Earnings	Loss	Equity	Interests	Equity

Balance at December 31, 2009	30,226.50	$—	$335,823	$149,557	$(8,395)	$476,985	$2,137	$479,122
Net income				20,651		20,651	184	20,835
Net change in cumulative translation adjustment					886	886	53	939
Change in fair value of interest rate swap contracts, net of income taxes					1,771	1,771		1,771
Change in fair value of foreign exchange contracts, net of income taxes					230	230		230

Comprehensive income						23,538	237	23,775
Options exercised into redeemable common securities			(82)			(82)		(82)
Issuance of non-redeemable warrants			21,000			21,000		21,000
Equity based compensation expense			513			513		513

Balance at September 30, 2010	30,226.50	$—	$357,254	$170,208	$(5,508)	$521,954	$2,374	$524,328

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows (used in) provided by operating activities:
Net income	$20,835	$16,628
Less: net income attributable to noncontrolling interest	184	193

Net income attributable to Amscan Holdings, Inc.	20,651	16,435

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	36,676	32,525
Amortization of deferred financing costs	2,142	1,616
Provision for doubtful accounts	838	3,392
Deferred income tax provision	660	3,410
Deferred rent	1,546	1,059
Undistributed income in unconsolidated joint venture	(382)	(251)
Loss on disposal of equipment	259	141
Equity based compensation	513	657
Changes in operating assets and liabilities:
Increase in accounts receivable	(29,588)	(10,494)
Increase in inventories	(130,625)	(44,078)
(Increase) decrease in prepaid expenses and other current assets	(12,972)	167
Increase in accounts payable, accrued expenses and income taxes payable	108,782	15,585

Net cash (used in) provided by operating activities	(1,500)	20,164

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(35,630)	(3,378)
Capital expenditures	(36,100)	(19,523)
Proceeds from disposal of property and equipment	147	54

Net cash used in investing activities	(71,583)	(22,847)

Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(49,157)	(6,343)
Borrowings under revolving credit facility	128,851	19,927
Proceeds from issuance of common stock and exercise of options, net of retirements	52	90

Net cash provided by financing activities	79,746	13,674
Effect of exchange rate changes on cash and cash equivalents	660	2,317

Net increase in cash and cash equivalents	7,323	13,308
Cash and cash equivalents at beginning of period	15,420	13,058

Cash and cash equivalents at end of period	$22,743	$26,366

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
Note 2 — Acquisitions
     On September 30, 2010, the Company acquired Christy’s By Design Limited and three affiliated companies (“The Christy’s Group”) from Christy Holdings Limited, a UK based company. The Christy’s Group designs and distributes costumes and other garments and accessories through its operations in Asia and the UK. The transaction was denominated in British Pounds Sterling and the purchase price was recorded in US dollars. The fair value of the total consideration transferred at date of acquisition was £19,152, or $30,368. The purchase occurred on the last day of the quarter. Therefore, the condensed consolidated statement of operations is not affected by this newly acquired business.
     The Christy’s Group acquisition has been accounted for as a purchase business combination. The preliminary estimate of the excess of the purchase price over the tangible assets and identified intangible assets acquired was assigned to goodwill. The following summarizes the estimated fair value of the assets and liabilities acquired: accounts receivable of $16,785, inventory of $2,995, fixed assets of $599, and accounts payable and accrued expenses of $9,669. The remaining $19,460 has been initially recorded as goodwill which is not being amortized. The allocation of the purchase price is based on our preliminary estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The Company is still in the process of accumulating information to complete the determination of the fair value of certain acquired assets. Goodwill arises because the purchase price reflects the strategic fit and expected synergies this business will bring to the Company’s operations. The entire excess of the purchase price over the fair value of the tangible assets and liabilities acquired is deductible for tax purposes over 15 years.
     Pro forma results have not been presented because the effect of this business combination is not material to the Company’s condensed consolidated results of operations. The acquisition costs related to the transaction were immaterial to the condensed consolidated financial statements and were expensed as incurred.
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
     The acquisition-date fair value of the total consideration transferred was $45,881, including cash of $24,881 which was held in escrow at December 31, 2009 and reported in other assets in the consolidated balance sheet at that date, and a warrant to purchase approximately 2% of the Common Stock of AAH valued at $21,000. The fair value of the warrant was determined based on the agreement between the parties.
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

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share amounts)
Note 3 — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009, and the audited balance sheet as of December 31, 2009, include the accounts of the Company and its majority-owned and controlled entities. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included in the unaudited condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. Our business is subject to substantial seasonal variations, as our retail segment has realized a significant portion of its net sales, cash flow and net income in the fourth quarter of each year, principally due to its Halloween season sales in October and, to a lesser extent, other holiday season sales at the end of the calendar year. We expect that this general pattern will continue. Our results of operations may also be affected by industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.
Note 4 — Inventories
     Inventories consisted of the following:

	September 30,	December 31,
	2010	2009
Finished goods	$463,111	$325,421
Raw Materials	11,649	12,650
Work in Process	6,314	6,431

	481,074	344,502
Reserve for slow-moving and obsolete inventory	(11,504)	(8,552)

	$469,570	$335,950

     Inventories are valued at the lower of cost or market. The Company determines the cost of inventory at its retail stores using the weighted average method, which approximates the first-in, first-out method. All other inventory cost is determined using the first-in, first-out method.
Note 5 — Income Taxes
     The income tax expense for the three and nine months ended September 30, 2010 and 2009 were determined based upon estimates of the Company’s consolidated effective income tax rates of 36.4% for the year ending December 31, 2010 and 36.8% for the year ended December 31, 2009, respectively. The differences between the estimated consolidated effective income tax rate and the U.S. federal statutory rate are primarily attributable to state income taxes and available domestic manufacturing deductions. In addition, the income tax expense for the first nine months of 2010 and 2009 includes the expiration of state statutes of limitations resolving previously unrecognized tax benefits. The income tax expense for the first nine months of 2010 also reflects the favorable settlement of the audit of the Company’s 2007 federal tax return as well as the increase in the domestic manufacturing deduction from 6% to 9%. The income tax expense for the first nine months of 2009 reflects the favorable settlement of the audits of the Company’s 2005 and 2006 federal tax returns.
Note 6 — Restructuring
     In connection with the November 2007 acquisition of Factory Card & Party Outlet (“FCPO”), $9,101 was accrued related to plans to restructure FCPO’s merchandising assortment and administrative operations and to involuntarily terminate a limited number of FCPO personnel. Through September 30, 2010, the Company incurred $7,510 in restructuring costs including $586 and $807 incurred in the three and nine months ended September 30, 2010, respectively. The Company expects to incur $414 in the remainder of 2010 and the remaining balance thereafter.
     During October of 2009, the Company communicated its plan to close the FCPO corporate office in Naperville, Illinois and to consolidate its retail corporate office operations with those of Party City, in Rockaway, New Jersey. The Company will continue to utilize the Naperville facility as a distribution center for greeting cards and other products. In connection with the closing, the Company recorded severance costs of $1,800 in 2009, all of which have been paid by September 30, 2010. In addition, in connection with the closing, the Company incurred retention costs of $100 and $1,700 during the three and nine months ended September 30, 2010, respectively.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share amounts)
Note 7 — Comprehensive Income
     Comprehensive income attributable to Amscan Holdings, Inc. consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$4,603	$3,079	$20,651	$16,435
Net change in cumulative translation adjustment	2,993	(164)	886	4,401
Change in fair value of interest rate swap contracts, net of income tax expense (benefit) of $804, $(41), $1,040, and $680	1,370	(69)	1,771	1,157
Change in fair value of foreign exchange contracts, net of income tax (benefit) expense of $(206), $(258), $135, $(965)	(351)	(440)	230	(1,643)

Comprehensive income	$8,615	$2,406	$23,538	$20,350

Note 8 — Capital Stock
     At September 30, 2010 and December 31, 2009, the Company’s authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding and 40,000.00 shares of common stock, $0.01 par value, of which 30,824.02 and 30,819.35 were issued and outstanding at September 30, 2010 and December 31, 2009, respectively. Of these shares, 597.52 and 592.85 shares were redeemable at September 30, 2010 and December 31, 2009 respectively, and are classified as redeemable common securities on the balance sheet, as described below.
     Certain employee stockholders owned 597.52 and 592.85 shares of AAH common stock at September 30, 2010 and December 31, 2009 respectively. Under the terms of the AAH stockholders’ agreement dated April 30, 2004, as amended, the Company has an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders can require the Company to purchase all of their shares. The purchase price as prescribed in the stockholders’ agreement is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by the Company to certain employee stockholders based on the estimated fair market value of fully paid and vested common stock totaled $16,940 and $16,807 at September 30, 2010 and December 31, 2009 respectively, and is classified as redeemable common securities on the consolidated balance sheet, with a corresponding adjustment to stockholders’ equity. As there is no active market for the Company’s common stock, the Company estimated the fair value of its common stock based on a valuation calculated using a multiple of earnings.
     In addition, in 2004, the Company’s CEO and its President exchanged vested options in a predecessor company for fully vested options to purchase common stock of the Company. Since these options vested immediately and can be exercised upon the death or disability of the officer and put back to the Company, they are reflected as redeemable common securities of $1,582 on the Company’s balance sheet.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share amounts)
Note 9 — Segment Information
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
     The Company’s industry segment data for the three months ended September 30, 2010 and 2009 is as follows:
Industry Segments

	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2010
Revenues:
Net sales	$219,976	$229,856	$449,831
Royalties and franchise fees	—	4,035	4,035

Total revenues	219,976	233,891	453,867
Eliminations	(91,060)		(91,060)

Net Revenues	$128,916	$233,891	$362,807

Income (loss) from operations	$29,566	$(11,603)	$17,963

Interest expense, net			9,834
Other expense, net			704

Income before income taxes			$7,425

Total assets	$962,547	$756,960	$1,719,507

	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2009
Revenues:
Net sales	$172,948	$222,367	$395,315
Royalties and franchise fees	—	4,164	4,164

Total revenues	172,948	226,531	399,479
Eliminations	(58,371)	—	(58,371)

Net Revenues	$114,577	$226,531	341,108

Income (loss) from operations	$19,536	$(4,599)	$14,937

Interest expense, net			10,345
Other expense, net			421

Income before income taxes			$4,171

Total assets	$782,868	$779,705	1,562,573

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share amounts)
     The Company’s industry segment data for the nine months ended September 30, 2010 and 2009 is as follows:

	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2010
Revenues:
Net sales	$564,400	$668,250	$1,232,650
Royalties and franchise fees	—	12,333	12,333

Total revenues	564,400	680,583	1,244,983
Eliminations	(216,794)	—	(216,794)

Net Revenues	$347,606	$680,583	$1,028,189

Income from operations	$72,049	$(10,429)	$61,620

Interest expense, net			28,261
Other expense, net			758

Income before income taxes			$32,601

Total assets	$962,547	$756,960	$1,719,507

	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2009
Revenues:
Net sales	$478,147	$668,520	$1,146,667
Royalties and franchise fees	—	12,394	12,394

Total revenues	478,147	680,914	1,159,061
Eliminations	(163,142)	—	(163,142)

Net Revenues	$315,005	$680,914	$995,919

Income from operations	$45,826	$9,132	$54,958

Interest expense, net			31,502
Other expense, net			336

Income before income taxes			$23,120

Total assets	$782,868	$779,705	$1,562,573

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

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share amounts)
Note 11 — Stock Option Plan
     The Company recorded $237 and $219 of stock-based compensation in general and administrative expenses during the three months ended September 30, 2010 and 2009, and $513 and $657 during the nine months ended September 30, 2010 and 2009, respectively.
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
     There were 4.68 options exercised during the three and nine month period ended September 30, 2010. There are options to purchase 3,012.55 shares of common stock outstanding at September 30, 2010.
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
     Interest Rate Risk Management
     As part of the Company’s risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations. Accordingly, interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in equity and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in the Statement of Operations. The fair value of an interest rate swap agreement is the estimated amount that the counterparty would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparty.
     At September 30, 2010 and December 31, 2009, the Company had interest rate swap agreements with notional amounts of $142,972 and $163,441 respectively, and with net liability fair values of $3,501 and $6,313 at September 30, 2010 and December 31, 2009, respectively. The swap agreements had unrealized net losses of $2,206 and $3,977 at September 30, 2010 and December 31, 2009, respectively, which were included in accumulated other comprehensive loss. No components of these agreements are excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness.
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
     At September 30, 2010 and December 31, 2009 the Company had foreign currency exchange contracts with a notional amount of $4,800 and $19,200, respectively and net asset (liability) fair value of $97 and $(269), respectively. The foreign currency exchange contracts are reflected in the consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counter-parties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. The fair value adjustment at September 30, 2010 and December 31, 2009 resulted in an unrealized net gain of $61 and an unrealized net loss of $169, respectively, which are included in accumulated other comprehensive loss. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all gains and losses in accumulated other comprehensive loss related to these foreign exchange contracts will be reclassified into earnings by December 2010.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share amounts)
     Fair Value Measurement
     Accounting Standards Codification (“ASC”) Subtopic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC Subtopic 820 established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
     The following tables show assets and liabilities as of September 30, 2010 and December 31, 2009, that are measured at fair value on a recurring basis:

	Quoted Prices in	Significant
	Active Markets for	Other	Unobservable
	Identical Assets or	Observable	Inputs	Total as of
September 30, 2010	Liabilities (Level 1)	Inputs (Level 2)	(Level 3)	September 30, 2010
Derivative assets	—	$97	—	$97
Derivative liabilities	—	(3,501)	—	(3,501)

	Quoted Prices in	Significant
	Active Markets for	Other	Unobservable
	Identical Assets or	Observable	Inputs	Total as of
December 31, 2009	Liabilities (Level 1)	Inputs (Level 2)	(Level 3)	December 31, 2009
Derivative liabilities	—	$(6,582)	—	$(6,582)
     In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges.
     The carrying amounts for cash and cash equivalents, accounts receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities and loans and notes payable approximate fair value at September 30, 2010 and December 31, 2009 because of the short-term maturity of those instruments or their variable rates of interest.
     The carrying amount and fair value (based on market prices) of the Company’s Term Loan and $175,000 Senior Subordinated Notes are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term Loan	$341,635	$329,678	$364,688	$331,866
$175,000 Senior Subordinated Notes	175,000	166,250	175,000	166,250

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share amounts)
     The carrying amounts for other long-term debt approximate fair value at September 30, 2010 and December 31, 2009, based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity.
     The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded on its consolidated balance sheets as of September 30, 2010 and December 31, 2009.

			Derivative Assets				Derivative Liabilities
	Notional Amounts		September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
			Balance		Balance		Balance		Balance
	September 30,	December 31,	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
Derivative Instrument	2010	2009	Line	Value	Line	Value	Line	Value	Line	Value

Interest Rate Hedge	$142,972	$163,441		$—		$—	(b) AE	($3,501)	(b) AE	($6,313)
Foreign Exchange Contracts	4,800	19,200	(a) PP	97	(a) PP	—	(a) PP	—	(b) AE	($269)

Total Hedges	$147,772	$182,641		$97		$—		($3,501)		($6,582)

(a)	PP = Prepaid expenses and other current assets

(b)	AE = Accrued expenses
Note 13 — Recently Issued Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB “) amended its accounting guidance on the consolidation of variable interest entities (“VIE”). Among other things, the new guidance requires a qualitative rather than a quantitative assessment to determine the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In addition, the amended guidance requires an ongoing reconsideration of the primary beneficiary. The provisions of this new guidance were effective as of the beginning of our 2010 fiscal year and did not have an impact on our financial statements.
     In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605).” This ASU provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This Update also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This Update is effective for fiscal years beginning on or after June 15, 2010. We do not anticipate any material impact from this Update.
     The FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets and liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuances, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the condensed consolidated financial statements. See Note 12 — Hedging Transactions, Derivative Financial Instruments and Fair Value.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share amounts)
Note 14 — Condensed Consolidating Financial Information
     Borrowings under the Term Loan Credit Agreement, the ABL Credit Agreement and the Company’s 8.75% $175,000 senior subordinated notes issued in April 30, 2004 and due in April 30, 2014 are guaranteed jointly and severally, fully and unconditionally, by the following wholly-owned domestic subsidiaries of the Company (the “Guarantors”):
•	Amscan Inc.

•	Am-Source, LLC

•	Anagram Eden Prairie Property Holdings LLC

•	Anagram International, Inc.

•	Anagram International Holdings, Inc.

•	Anagram International, LLC

•	Gags & Games, Inc.

•	JCS Packaging Inc. (formerly JCS Realty Corp.)

•	M&D Industries, Inc.

•	Party City Corporation

•	PA Acquisition Corporation

•	SSY Realty Corp.

•	Party City Franchise Group Holdings, LLC (“PCFG”)
     Non-guarantor subsidiaries (“Non-guarantors”) include the following:
•	Amscan (Asia-Pacific) Pty. Ltd.

•	Amscan de Mexico, S.A. de C.V.

•	Amscan Distributors (Canada) Ltd.

•	Anagram Espana, S.A.

•	Anagram France S.C.S.

•	Amscan Holdings Limited

•	Anagram International (Japan) Co., Ltd.

•	Amscan Partyartikel GmbH

•	JCS Hong Kong Ltd.

•	Christy’s Asia, Ltd.

•	Christy’s By Design, Ltd.

•	Christy’s Dress Up, Ltd.

•	Christy’s Garments & Accessories Ltd.
     The following unaudited information presents condensed consolidating balance sheets at September 30, 2010 and December 31, 2009, Condensed Consolidating Statements of operations for the three and nine months ended September 30, 2010 and 2009, and the related Condensed Consolidating Statements of cash flows for the nine months ended September 30, 2010 and 2009, for the Combined Guarantors and the Combined Non-Guarantors, together with the elimination entries necessary to consolidate the entities comprising the combined companies.
     Certain amounts in the condensed consolidating balance sheet at December 31, 2009 have been reclassified between the combined Non-Guarantors and the Eliminations. These reclassifications have no effect on the balance sheet amounts for the Combined Guarantors or the consolidated amounts.
     As a result of the repayment of PCFG’s debt during the third quarter of 2010, PCFG became a Guarantor and is included under AHI and Combined Guarantors in the Consolidating Financial Statements as of September 30, 2010 and for the three and nine months ended September 30, 2010. For the prior periods presented PCFG was reflected under Combined Non Guarantors.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2010

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$19,645	$3,098	$—	$22,743
Accounts receivable, net of allowances	87,273	42,796	—	130,069
Inventories, net of allowances	447,922	22,578	(930)	469,570
Prepaid expenses and other current assets	73,631	3,994	—	77,625

Total current assets	628,471	72,466	(930)	700,007
Property, plant and equipment, net	183,766	3,230	—	186,996
Goodwill	572,145	25,137	50	597,332
Trade names	157,355	—	—	157,355
Other intangible assets, net	60,245	—	—	60,245
Investment in unconsolidated subsidiaries	68,254	—	(68,254)	—
Intercompany receivable	14,371	—	(14,371)	—
Other assets, net	14,997	2,575	—	17,572

Total assets	$1,699,604	$103,408	$(83,505)	$1,719,507

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$205,202	$—	$—	$205,202
Intercompany payable	—	14,371	(14,371)	—
Accounts payable	186,095	11,804	—	197,899
Accrued expenses	106,135	6,334	—	112,469
Income taxes payable	5,877	931	(15)	6,793
Redeemable warrants	15,444	—	—	15,444
Current portion of long-term obligations	3,189	39	—	3,228

Total current liabilities	521,942	33,479	(14,386)	541,035
Long-term obligations, excluding current portion	522,459	94	—	522,553
Deferred income tax liabilities	101,878	566	—	102,444
Deferred rent and other long-term liabilities	11,597	—	(972)	10,625

Total liabilities	1,157,876	34,139	(15,358)	1,176,657

Redeemable common securities	18,522	—	—	18,522

Commitments and contingencies

Stockholders’ equity:
Common Stock	336	336	(672)	—
Additional paid-in capital	357,254	31,025	(31,025)	357,254
Retained earnings	171,123	38,857	(39,772)	170,208
Accumulated other comprehensive loss	(5,508)	(3,323)	3,323	(5,508)

Amscan Holdings, Inc. stockholders’ equity	523,206	66,895	(68,147)	521,954
Noncontrolling interests	—	2,374	—	2,374

Total stockholders’ equity	523,206	69,269	(68,147)	524,328

Total liabilities, redeemable common securities and stockholders’ equity	$1,699,604	$103,408	$(83,505)	$1,719,507

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2009

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	8,240	7,180	—	15,420
Accounts receivable, net of allowances	60,655	22,126	—	82,781
Inventories, net of allowances	295,004	46,708	(5,762)	335,950
Prepaid expenses and other current assets	63,529	4,231	1,781	69,541

Total current assets	427,428	80,245	(3,981)	503,692
Property, plant and equipment, net	163,999	10,995	—	174,994
Goodwill	510,400	37,988	51	548,439
Trade names	157,283	—	—	157,283
Other intangible assets, net	29,948	24,721	—	54,669
Investment in unconsolidated subsidiaries	76,032	—	(76,032)	—
Intercompany receivable	42,335	9,760	(52,095)	—
Other assets, net	41,622	(198)	—	41,424

Total assets	$1,449,047	$163,511	$(132,057)	$1,480,501

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$77,635	$—	$—	$77,635
Accounts payable	67,235	9,666	—	76,901
Accrued expenses	83,430	10,250	—	93,680
Income taxes payable	32,969	(552)	(356)	32,061
Redeemable warrants	15,444	—	—	15,444
Current portion of long-term obligations	27,761	7,145	—	34,906

Total current liabilities	304,474	26,509	(356)	330,627
Long-term obligations, excluding current portion	522,392	16,500	—	538,892
Intercompany payable	9,760	42,335	(52,095)	—
Deferred income tax liabilities	101,000	570	—	101,570
Deferred rent and other long term-liabilities	12,087	786	(972)	11,901

Total liabilities	949,713	86,700	(53,423)	982,990

Redeemable common securities	18,389	—	—	18,389

Commitments and contingencies

Stockholders’ equity:
Common Stock	336	336	(672)	—
Additional paid-in capital	336,331	47,333	(47,841)	335,823
Retained earnings	152,673	31,561	(34,677)	149,557
Accumulated other comprehensive loss	(8,395)	(4,556)	4,556	(8,395)

Amscan Holdings Inc. stockholders’ equity	480,945	76,674	(78,634)	476,985
Noncontrolling interests	—	2,137	—	2,137

Total stockholders’ equity	480,945	76,811	(78,634)	479,122
Total liabilities, redeemable common securities and stockholders’ equity	$1,449,047	$163,511	$(132,057)	$1,480,501

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2010

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$332,781	$31,854	$(5,863)	$358,772
Royalties and franchise fees	4,035	—	—	4,035

Total revenues	336,816	31,854	(5,863)	362,807

Expenses:
Cost of sales	209,516	22,741	(5,922)	226,335
Wholesale selling expenses	7,728	2,796	—	10,524
Retail operating expenses	73,785	—	—	73,785
Franchise expenses	2,930	—	—	2,930
General and administrative expenses	25,625	2,200	(330)	27,495
Art and development costs	3,802	(27)	—	3,775

Total expenses	323,386	27,710	(6,252)	344,844

Income from operations	13,430	4,144	389	17,963

Interest expense, net	9,817	17	—	9,834
Other (income) expense, net	(3,753)	148	4,309	704

Income before income taxes	7,366	3,979	(3,920)	7,425
Income tax expense	3,189	1,509	(1,946)	2,752

Net income	4,177	2,470	(1,974)	4,673
Less net income attributable to noncontrolling interests	—	70	—	70

Net income attributable to Amscan Holdings, Inc.	$4,177	$2,400	$(1,974)	$4,603

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2010

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$955,977	$77,309	$(17,430)	$1,015,856
Royalties and franchise fees	12,333	—	—	12,333

Total revenues	968,310	77,309	(17,430)	1,028,189

Expenses:
Cost of sales	599,003	55,486	(17,389)	637,100
Wholesale selling expenses	23,900	7,859	—	31,759
Retail operating expenses	191,161	—	—	191,161
Franchise expenses	9,203	—	—	9,203
General and administrative expenses	80,717	6,575	(990)	86,302
Art and development costs	11,117	(73)	—	11,044

Total expenses	915,101	69,847	(18,379)	966,569

Income from operations	53,209	7,462	949	61,620

Interest expense, net	28,213	48	—	28,261
Other (income) expense, net	(7,646)	487	7,917	758

Income before income taxes	32,642	6,927	(6,968)	32,601

Income tax expense	11,781	2,323	(2,338)	11,766

Net income	$20,861	$4,604	$(4,630)	$20,835
Less net income attributable to noncontrolling interests	—	184	—	184

Net income attributable to Amscan Holdings, Inc.	$20,861	$4,420	$(4,630)	$20,651

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2009

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$301,026	$42,625	$(6,707)	$336,944
Royalties and franchise fees	4,164	—	—	4,164

Total revenues	305,190	42,625	(6,707)	341,108

Expenses:
Cost of sales	194,334	27,740	(6,583)	215,491
Wholesale selling expenses	8,007	1,977	—	9,984
Retail operating expenses	56,369	8,680	—	65,049
Franchise expenses	3,046	—	—	3,046
General and administrative expenses	25,683	3,921	(330)	29,274
Art and development costs	3,327	—	—	3,327

Total expenses	290,766	42,318	(6,913)	326,171

Income from operations	14,424	307	206	14,937

Interest expense, net	9,394	951	—	10,345
Other (income) loss, net	(2,437)	702	2,156	421

Income (loss) before income taxes	7,467	(1,346)	(1,950)	4,171

Income tax expense (benefit)	1,723	(661)	(46)	1,016

Net income (loss)	5,744	(685)	(1,904)	3,155
Less net income attributed to noncontrolling interest	—	76	—	76

Net income (loss) attributable to Amscan Holdings, Inc.	$5,744	$(761)	$(1,904)	$3,079

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2009

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$878,876	$123,416	$(18,767)	$983,525
Royalties and franchise fees	12,394	—	—	12,394

Total revenues	891,270	123,416	(18,767)	995,919

Expenses:
Cost of sales	566,527	82,007	(18,516)	630,018
Wholesale selling expenses	24,170	5,944	—	30,114
Retail operating expenses	150,133	24,581	—	174,714
Franchise expenses	8,811	—	—	8,811
General and administrative expenses	76,443	12,245	(990)	87,698
Art and development costs	9,606	—	—	9,606

Total expenses	835,690	124,777	(19,506)	940,961

Income (loss) from operations	55,580	(1,361)	739	54,958

Interest expense, net	29,442	2,060	—	31,502
Other (income) expense, net	(4,607)	691	4,252	336

Income (loss) before income taxes	30,745	(4,112)	(3,513)	23,120

Income tax expense (benefit)	8,419	(1,835)	(92)	6,492

Net income (loss)	22,326	(2,277)	(3,421)	16,628
Less net income attributed to noncontrolling interest	—	193	—	193

Net income (loss) attributable to Amscan Holdings, Inc.	$22,326	$(2,470)	$(3,421)	$16,435

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2010

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows (used in) provided by operating activities:
Net income	$20,861	$4,604	$(4,630)	$20,835
Less net income attributable to noncontrolling interest	—	184	—	184

Net income attributable to Amscan Holdings, Inc.	20,861	4,420	(4,630)	20,651

Adjustments to reconcile net income attributable to Amscan Holdings, Inc. to net cash (used in) provided by operating activities:
Depreciation and amortization expense	36,006	670	—	36,676
Amortization of deferred financing costs	2,142	—	—	2,142
Provision for doubtful accounts	658	180	—	838
Deferred income tax expense	660	—	—	660
Deferred rent	1,546	—	—	1,546
Undistributed income in unconsolidated joint venture	(382)	—	—	(382)
Loss (gain) on disposal of property and equipment	266	(7)	—	259
Equity based compensation	513	—	—	513
Changes in operating assets and liabilities:
Increase in accounts receivable	(24,966)	(4,622)	—	(29,588)
Increase in inventories	(129,152)	(1,565)	92	(130,625)
Increase in prepaid expenses and other current assets	(11,773)	(1,199)	—	(12,972)
Increase in accounts payable, accrued expenses and income taxes payable	100,936	3,308	4,538	108,782

Net cash (used in) provided by operating activities	(2,685)	1,185	—	(1,500)

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(35,632)	2	—	(35,630)
Capital expenditures	(35,343)	(757)	—	(36,100)
Proceeds from disposal of property and equipment	109	38	—	147

Net cash used in investing activities	(70,866)	(717)	—	(71,583)

Cash flows provided by financing activities:
Repayments of loans, notes payable and long-term obligations	(49,136)	(21)	—	(49,157)
Borrowings under revolving credit facility	128,812	39	—	128,851
Proceeds from issuance of common stock and exercise of options, net of retirements	52	—	—	52

Net cash provided by financing activities	79,728	18	—	79,746
Effect of exchange rate changes on cash and cash equivalents	(131)	791	—	660

Net increase in cash and cash equivalents	6,046	1,277	—	7,323
Cash and cash equivalents at beginning of period	13,599	1,821	—	15,420

Cash and cash equivalents at end of period	$19,645	$3,098	$—	$22,743

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except share amounts)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine months Ended September 30, 2009

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows provided by operating activities:
Net income (loss)	$22,326	$(2,277)	$(3,421)	$16,628
Less net income attributable to noncontrolling interest	—	193	—	193

Net income (loss) attributable to Amscan Holdings, Inc.	22,326	(2,470)	(3,421)	16,435

Adjustments to reconcile net income (loss) attributable to Amscan Holdings, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	28,991	3,534	—	32,525
Amortization of deferred financing costs	1,416	200	—	1,616
Provision for doubtful accounts	2,027	1,365	—	3,392
Deferred income tax expense	3,410	—	—	3,410
Deferred rent	380	679	—	1,059
Undistributed loss in unconsolidated joint venture	(251)	—	—	(251)
Gain on disposal of property and equipment	61	80	—	141
Equity based compensation	657	—	—	657
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,748)	(4,746)	—	(10,494)
Increase in inventories	(35,131)	(9,198)	251	(44,078)
Decrease (increase) in prepaid expenses and other current assets	5,659	(5,492)	—	167
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(12,949)	25,364	3,170	15,585

Net cash provided by operating activities	10,848	9,316	—	20,164

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(726)	(2,652)	—	(3,378)
Capital expenditures	(17,967)	(1,556)	—	(19,523)
Proceeds from disposal of property and equipment	54	—	—	54

Net cash used in investing activities	(18,639)	(4,208)	—	(22,847)

Cash flows provided by (used in) financing activities:
Repayments of loans, notes payable and long-term obligations	(4,843)	(1,500)	—	(6,343)
Borrowings under revolving credit facility	19,927	—	—	19,927
Proceeds from issuance of common stock and exercise of options, net of retirements	90	—	—	90

Net provided by (used in) in financing activities	15,174	(1,500)	—	13,674
Effect of exchange rate changes on cash and cash equivalents	414	1,903	—	2,317

Net increase in cash and cash equivalents	7,797	5,511	—	13,308
Cash and cash equivalents at beginning of period	8,544	4,514	—	13,058

Cash and cash equivalents at end of period	$16,341	$10,025	$—	$26,366

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009
     The following tables set forth the Company’s operating results as a percentage of total revenues, for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010	2009
Revenues:
Net sales	98.9%	98.8%
Royalties and franchise fees	1.1	1.2

Total revenues	100.0	100.0

Expenses:
Cost of sales	62.4	63.2
Wholesale selling expenses	2.9	2.9
Retail operating expenses	20.3	19.0
Franchise expenses	0.8	0.9
General and administrative expenses	7.6	8.6
Art and development costs	1.0	1.0

Total expenses	95.0	95.6

Income from operations	5.0	4.4

Interest expense, net	2.7	3.1
Other expense, net	0.2	0.1

Income before income taxes	2.1	1.2

Income tax expense	0.8	0.3

Net income	1.3	0.9
Less net income attributable to noncontrolling interests	0.0	0.0

Net income attributable to Amscan Holdings, Inc.	1.3%	0.9%

	Three Months Ended September 30,
	2010		2009
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue
Revenues
Sales
Wholesale	$219,976	60.6%	$172,948	50.7%
Eliminations	(91,060)	(25.1)	(58,371)	(17.1)

Net wholesale	128,916	35.5	114,577	33.6
Retail	229,856	63.4	222,367	65.2

Total net sales	358,772	98.9	336,944	98.8
Franchise related	4,035	1.1	4,164	1.2

Total revenues	$362,807	100.0%	$341,108	100.0%

Wholesale
     Net sales, at wholesale, for the third quarter of 2010 of $128.9 million were $14.3 million or 12.5% higher than net sales for the third quarter of 2009. Net sales to our franchised party superstores and other independent party stores totaled $50.3 million and were $6.9 million or 15.8% higher than in the third quarter of 2009, reflecting the normalization of purchasing patterns at our franchised retailers and the impact of our acquisition of American Greetings’ Designware division in March 2010. Net sales of metallic balloons totaled $22.6 million and were $0.9 million or 4.1% higher than in 2009. The increase in balloon sales also reflects the normalization of purchasing patterns by domestic distributors, following their liquidation of inventories in 2009. International sales totaled $22.2 million and were $1.3 million or 5.5% lower than in 2009; the decrease is the result of lower unit sales at certain European national accounts. Net domestic sales to non-affiliated retail channels totaled $33.8 million and were $7.9 million or 30.5% higher than in 2009, principally due to the impact of our acquisition of American Greetings’ Designware division.
     Intercompany sales to our retail affiliates of $91.1 million were $32.7 million or 56.0% higher than in the third quarter of 2009, as our retail stores re-establish store level inventories (which had been significantly reduced throughout 2009) and we continued product conversions at our FCPO stores. The increase in intercompany sales also reflects the impact of the Designware acquisition. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.
Retail
     Net retail sales for the third quarter of 2010 of $229.9 million were $7.5 million or 3.4% higher than in the third quarter of 2009, reflecting the expansion of our temporary store network by 155 stores, growth in our e-commerce sales and positive same store sales growth at our Big Box stores partially offset by the impact of operating 1.5% fewer Big Box stores (i.e., stores generally greater than 8,000 square feet) and 25.3% fewer outlet stores in the third quarter of 2010 compared to the third quarter of 2009. Net retail sales at our Big Box and e-commerce stores totaled $210.6 million and were $6.8 million or 3.4% higher than in 2009. Same store sales during the third quarter of 2010 increased 0.7% compared to 2009 as a 0.9% decrease in transaction count was more than offset by a 1.6% increase in average dollar per transaction. Retail sales at our outlet stores in 2010 totaled $7.9 million and were $2.5 million or 24.1% lower than in 2009, reflecting the decrease in outlet stores.
Gross Profit
     The following table sets forth the Company’s gross profit on net sales for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010		2009
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue
Wholesale	$49,439	38.3%	$40,644	35.5%
Retail	82,998	36.1%	80,809	36.3%

Total	$132,437	36.9%	$121,453	36.0%

     The gross profit margin on net sales at wholesale for the quarter ended September 30, 2010 was 38.3% or 280 basis points higher than in the quarter ended September 30, 2009. The increase in wholesale gross profit margin principally reflects the full year effect of a cost reduction program implemented throughout 2009 and a higher concentration of company-manufactured goods in our 2010 sales mix, principally as a result of our Designware acquisition during 2010.
     Retail gross profit margin for the quarter ended September 30, 2010 was 36.1%, or 20 basis points lower than the quarter ended September 30, 2009, primarily due to sales mix.
Operating expenses
     Wholesale selling expenses of $10.5 million for the quarter ended September 30, 2010 were $0.5 million higher than for the third quarter of 2009 as inflationary cost increases were substantially offset by a reduction in marketing expense. As a percent of total revenues, wholesale selling expenses were 2.9% for the quarter ended September 30, 2010 and were comparable to the third quarter of 2009.

     Retail operating expenses for the quarter ended September 30, 2010 totaled $73.8 million or $8.7 million higher than for the third quarter of 2009, principally the result of additional expenses associated with the growth of our of temporary store network and e-commerce business and the implementation of a national, television-based advertising program in 2010. Franchise expenses of $2.9 million were comparable, as a percentage of franchise related revenues, to the expenses incurred in the third quarter of 2009.
     General and administrative expenses of $27.5 million for the quarter ended September 30, 2010 were $1.8 million lower than in the third quarter of 2009. The decrease in expenses is principally the result of the consolidation of FCPO’s former corporate office operations in Naperville, Illinois with those of Party City.
     Art and development costs of $3.8 million for the quarter ended September 30, 2010 were $0.5 million higher than in the third quarter of 2009, principally due to an increase in the everyday and Halloween design teams’ headcount.
Interest expense, net
     Interest expense of $9.8 million for the quarter ended September 30, 2010 was $0.5 million lower than for the third quarter of 2009, reflecting lower average debt.
Other expense, net
     Other expense, net, was $0.7 million for the third quarter of 2010 compared to $0.4 million for the third quarter of 2009. The increase in other expense, net, reflects certain acquisition-related costs associated with the purchase of Christy’s By Design and related companies on September 30, 2010. Also included in other expense, net, is our share of loss (income) from an unconsolidated balloon distribution joint venture in Mexico.
Income tax expense
     Income tax expense for the quarters ended September 30, 2010 and 2009 were based upon the estimated consolidated effective income tax rates of 36.4% and 36.8% for the years ending December 31, 2010 and 2009, respectively. The decrease in the 2010 effective income tax rate is primarily attributable to a lower average state income tax rate and an increase in the domestic manufacturing deductions rate in 2010.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009
     The following tables set forth the Company’s operating results as a percentage of total revenues, for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010	2009
Revenues:
Net sales	98.8%	98.8%
Royalties and franchise fees	1.2	1.2

Total revenues	100.0	100.0

Expenses:
Cost of sales	62.0	63.3
Wholesale selling expenses	3.1	3.0
Retail operating expenses	18.6	17.5
Franchise expenses	0.9	0.9
General and administrative expenses	8.4	8.8
Art and development costs	1.1	1.0

Total expenses	94.1	94.5

Income from operations	5.9	5.5

Interest expense, net	2.7	3.2
Other expense, net	0.1	0.0

Income before income taxes	3.1	2.3

Income tax expense	1.1	0.6

Net income	2.0	1.7
Less net income attributable to noncontrolling interests	0.0	0.0

Net income attributable to Amscan Holdings, Inc.	2.0%	1.7%

	Nine Months Ended September 30,
	2010		2009
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue
Revenues
Sales
Wholesale	$564,400	54.9%	$478,147	48.0%
Eliminations	(216,794)	(21.1)	(163,142)	(16.4)

Net wholesale	347,606	33.8	315,005	31.6
Retail	668,250	65.0	668,520	67.1

Total net sales	1,015,856	98.8	983,525	98.8
Franchise related	12,333	1.2	12,394	1.2

Total revenues	$1,028,189	100.0%	$995,919	100.0%

Wholesale
     Net sales, at wholesale, of $347.6 million for the nine months ended September 30, 2010 were $32.6 million or 10.3% higher than net sales for the nine months ended September 30, 2009. Net sales to our franchised party superstores and other independent party stores totaled $137.9 million for the nine months ended September 30, 2010 and were $12.6 million or 10.1% higher than the net sales for the nine months ended September 30, 2009, reflecting the normalization of purchasing patterns at our franchised retailers and the impact our acquisition of American Greetings’ Designware division in March 2010. Net sales of metallic balloons totaled $72.0 million for the nine months ended September 30, 2010 and were $10.3 million or 16.6% higher than for the nine months ended September 30, 2009. The increase in balloon sales also reflects the normalization of purchasing patterns by domestic distributors, following their liquidation of inventories in 2009. International sales totaled $62.2 million in 2010 and were $2.6 million or 4.3% higher than in 2009, resulting from a combination of first quarter 2010 price increases, favorable foreign currency exchange rates versus 2009 and unit sales growth at certain European national accounts. Net domestic sales to non-affiliated retail channels totaled $75.5 million for the nine months ended September 30, 2010 and were $7.1 million or 10.5% higher than in 2009, principally reflecting the impact of our acquisition of American Greetings’ Designware division in 2010.
     Intercompany sales to our retail affiliates of $214.4 million for the nine months ended September 30, 2010 were $54.1 million or 33.7% higher than in the first nine months of 2009, as our retail stores re-establish store level inventories (which had been significantly reduced throughout 2009) and we continue product conversions at FCPO stores. The increase in intercompany sales also reflects the impact of the Designware acquisition. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.
Retail
     Net retail sales for the first nine months of 2010 of $668.3 million were comparable to net retail sales for the first nine months of 2009, despite the operation of 1.8% fewer Big Box stores (i.e., stores generally greater than 8,000 square feet) and 27.7% fewer outlet stores in the first nine months of 2010, as the impact of fewer stores was offset principally by increased e-commerce sales and the impact of an additional 155 temporary Halloween store in operation in September 2010 compared to September 2009. Net retail sales at our Big Box and e-commerce stores totaled $631.8 million and were $5.6 million or 0.9% higher than in 2009. Same store sales for the nine months ended September 30, 2010 decreased 0.9% compared to 2009 as a 2.4% decrease in transaction count was partially offset by a 1.5% increase in average dollar per transaction. Retail sales at our outlet stores totaled $25.1 million and were $9.0 million or 26.5% lower than in 2009, reflecting the decrease in outlet stores in operation during the first nine months of 2010.
Gross Profit
     The following table sets forth the Company’s gross profit on net sales for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010		2009
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue
Wholesale	$133,410	38.4%	$109,634	34.8%
Retail	245,346	36.7%	243,873	36.5%

Total	$378,756	37.3%	$353,507	35.9%

     The gross profit margin on net sales at wholesale for the nine months ended September 30, 2010 was 38.4% or 360 basis points higher than in the nine months ended September 30, 2009. The increase in wholesale gross profit margin principally reflects the full year effect of a cost reduction program implemented throughout 2009 and a higher concentration of company-manufactured goods in our 2010 sales mix as a result of the Designware acquisition.
     Retail gross profit margin for the nine months ended September 30, 2010 was 36.7%, or 20 basis points higher than in 2009, primarily due to sales mix.
Operating expenses
     Wholesale selling expenses of $31.8 million for the nine months ended September 30, 2010 were $1.6 million higher than for the corresponding period in 2009 as inflationary increases and the impact of currency exchange rates were substantially offset by a reduction in marketing expense. As a percent of total revenues, wholesale selling expenses were 3.1% for the nine months ended September 30, 2010 and were comparable to the first nine months of 2009.
     Retail operating expenses for the nine months ended September 30, 2010 totaled $191.2 million or $16.4 million higher than in the first nine months of 2009, principally reflecting additional costs associated with the growth in our temporary Halloween store network and e-commerce business and the implementation of a national television-based advertising program in 2010 partially offset by the impact of operating fewer retail stores in 2010. Franchise expenses of $9.2 million increased to 74.6% of franchise related revenue in the first nine months of 2010 compared to 71.1% for the corresponding period in 2009, as a reduction in the overall number of franchisees and related revenues resulted in the deleveraging of fixed franchise expenses.
     General and administrative expenses of $86.3 million for the nine months ended September 30, 2010 were $1.4 million lower than in the first nine months of 2009. The decrease in expenses is principally the result of a lower provision for bad debts and the consolidation of FCPO’s former corporate office operations in Naperville, Illinois with those of Party City.
     Art and development costs of $11.0 million for the nine months ended September 30, 2010 were $1.4 million higher than for the nine months ended September 30, 2009, principally due to an increase in the everyday and Halloween design team headcount.
Interest expense, net
     Interest expense, net of $28.3 million for the nine months ended September 30, 2010 was $3.2 million lower than the first nine months of 2009, reflecting lower average debt.
Other expense, net
     Other expense, net, was $0.8 million for the first nine months of 2010 compared to $0.3 million for the first nine months of 2009. The increase in other expense, net, includes acquisition costs associated with the purchase of Christy’s By Design and related companies on September 30, 2010. Other expense, net, also includes our share of loss (income) from an unconsolidated balloon distribution joint venture in Mexico
Income tax expense
     Income tax expense for the nine months ended September 30, 2010 and 2009 were based upon the estimated consolidated effective income tax rates of 36.4% and 37.0% for the years ending December 31, 2010 and 2009, respectively. The decrease in the 2010 effective income tax rate is primarily attributable to a lower average state income tax rate and an increase in the domestic manufacturing deduction rate in 2010. In addition, the income tax expense for the first nine months of 2010 and 2009 reflect the expiration of state statutes of limitations resolving previously unrecognized tax benefits. Also, for the nine months ended September 30, 2010, income tax expense reflects the favorable settlement of the audit of our 2007 federal tax return and, for the nine months ended September 30, 2009, reflects the favorable settlement of the audits of our 2005 and 2006 federal tax returns.
Liquidity and Capital Resources
     Net cash used in operating activities during the nine months ended September 30, 2010 totaled $1.5 million compared to $20.2 million provided by operations during the nine months ended September 30, 2009. Net income, adjusted for noncontrolling interests and non-cash charges provided cash of $63.1 million during the nine months ended September 30, 2010 versus $59.0 million in the nine months ended September 30, 2009. Changes in working capital resulted in the use of cash of $64.4 million in 2010 versus $38.9 million in 2009, principally due to an increase in inventories for both our permanent and temporary stores in preparation for the Halloween selling season.
     Investing activities consist of cash outlays for acquisitions, new stores, store improvements and renovations, investments in our manufacturing and distribution facilities, computer systems and, in 2010, earn-out payments in connection with the 2007 acquisition of Halloween USA. Net cash outlays totaled $71.6 million in the nine months ended September 30, 2010 compared to $22.8 million in the nine months ended September 30, 2009.
     Cash flows provided by financing activities totaled $79.7 million during the nine months ended September 30, 2010 versus $13.7 million provided by financing activities in the nine months ended September 30, 2009. Financing activities consisted principally of revolver borrowings to fund our operating and investing activities noted above.
     At September 30, 2010, borrowings under the existing ABL Credit Agreement were $205.2 million, outstanding standby letters of credit totaled $15.5 million and the Company had $104.3 million of availability under the ABL revolving credit facility.
     On August 13, 2010, the Company entered into an amended and extended ABL revolving credit facility (“the New ABL Facility”), for an aggregate principal amount of up to $325,000 for working capital, general corporate purposes and the issuance of letters of credit. The New ABL Facility was used to refinance the Company’s existing ABL revolver and its Party City Franchise Group PCFG revolver and term loan agreement. At closing, PCFG became a Borrower under the New ABL facility and a Restricted Subsidiary under the terms of the Company’s Term Loan Credit Agreement, its 8.75% $175,000 senior subordinated notes and the New ABL Facility.
     The New ABL Facility provides for (a) revolving loans during the five-year period ending August 12, 2015 in an aggregate principal amount at any time outstanding not to exceed $325,000, subject to a borrowing base described below, (b) swing-line loans in an aggregate principal amount at any time outstanding not to exceed 10% of the aggregate commitments under the facility and (c) letters of credit, in an aggregate face amount at any time outstanding not to exceed $50,000, to support payment obligations incurred in the ordinary course of business by the Company and its subsidiaries.
     Under the New ABL Facility, the borrowing base at any time equals (a) 85% of eligible trade receivables plus (b) 85% of eligible inventory at its net orderly liquidation value and (c) 90% of eligible credit card receivables, less (d) certain reserves.

     The New ABL Facility provides for two pricing options: (i) an alternate base interest rate (“ABR”) equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% or (c) the LIBOR rate plus 1%, in each case, on the date of such borrowing or (ii) a LIBOR based interest rate determined by reference to the LIBOR cost of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs and, in each case, plus an applicable margin. The applicable margin ranges from 1.25% to 1.75% with respect to ABR borrowings and from 2.25% to 2.75% with respect to LIBOR borrowings.
     In addition to paying interest on outstanding principal under the ABL Credit Agreement, the Company is required to pay a commitment fee of between 0.375% and 0.50% per annum in respect of the unutilized commitments thereunder. The Company must also pay customary letter of credit fees and agency fees.
     In connection with the New ABL Facility, the company incurred $3.8 million in finance costs that have been capitalized and will be amortized over the life of the loan.
     The obligations of the Company under the New ABL Facility are jointly and severally guaranteed by AAH and each wholly-owned domestic subsidiary of the Company. Each guarantor has secured its obligations under the guaranty by a first priority lien on its accounts receivable and inventories and a second priority lien on substantially all of its other assets.
     The New ABL Facility contains negative covenants that are substantially similar to the Term Loan Credit Agreement and requires the Company to comply with certain financial covenants if its excess availability is less than 15% of the lower of the aggregate commitment or the borrowing base for three consecutive days.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we have utilized interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended September 30, 2010 and 2009, our interest expense, after considering the effects of our interest rate swap agreements, would have increased by $1.6 million and $1.8 million, respectively, with a corresponding decrease in income before income taxes. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the nine months ended September 30, 2010 and 2009, our interest expense, after considering the effects of our interest rate swap agreements, would have increased by $4.8 million and $5.4 million, respectively, with a corresponding decrease in income before income taxes. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit and operating income of $1.6 million and $1.6 million for the three months ended September 30, 2010 and 2009 and $4.3 million and $4.0 million for the nine months ended September 30, 2010 and 2009, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
Item 4. Controls and Procedures
     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended September 30, 2010 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 5. Other Events
ABL Refinance
     On August 13, 2010, the Company entered into the New ABL Facility with various lenders, with Wells Fargo Retail Finance LLC as Administrative and Collateral Agent. The New ABL Facility provides for revolving loans for an aggregate principal amount of up to $325,000 for working capital, general corporate purposes and the issuance of letters of credit. The New ABL Facility was used to refinance the Company’s existing ABL revolver and its PCFG revolver and term loan agreement. At closing, PCFG became a Borrower under the New ABL Facility and a Restricted Subsidiary under the terms of the Company’s Term Loan Credit Agreement, its 8.75% $175,000 senior subordinated notes and the New ABL Facility.
     The New ABL Facility provides for (a) revolving loans during the five-year period ending August 12, 2015 in an aggregate principal amount at any time outstanding not to exceed $325,000, subject to a borrowing base described below, (b) swing-line loans in an aggregate principal amount at any time outstanding not to exceed 10% of the aggregate commitments under the facility and (c) letters of credit, in an aggregate face amount at any time outstanding not to exceed $50,000, to support payment obligations incurred in the ordinary course of business by the Company and its subsidiaries.
     Under the New ABL Facility, the borrowing base at any time equals (a) 85% of eligible trade receivables plus (b) 85% of eligible inventory at its net orderly liquidation value and (c) 90% of eligible credit card receivables, less (d) certain reserves.
     The New ABL facility provides for two pricing options: (i) ABR equal to the greater of (a) the prime rate (b) the federal funds rate plus 1/2 of 1% or (c) the LIBOR rate plus 1%, in each case, on the date of such borrowing or (ii) a LIBOR based interest rate determined by reference to the LIBOR cost of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs and, in each case, plus an applicable margin. The applicable margin ranges from 1.25% to 1.75% with respect to ABR borrowings and from 2.25% to 2.75% with respect to LIBOR borrowings.
     In addition to paying interest on outstanding principal under the New ABL Credit Facility, the Company is required to pay a commitment fee of between 0.375% and 0.50% per annum in respect of the unutilized commitments thereunder. The Company must also pay customary letter of credit fees and agency fees.
     The obligations of the Company under the New ABL Facility are jointly and severally guaranteed by AAH and each wholly-owned domestic subsidiary of the Company. Each guarantor has secured its obligations under the guaranty by a first priority lien on its accounts receivable and inventories and a second priority lien on substantially all of its other assets.
     The New ABL Facility contains negative covenants that are substantially similar to the Term Loan Credit Agreement and requires the Company to comply with certain financial covenants if its excess availability is less than 15% of the lower of the aggregate commitment or the borrowing base for three consecutive days .
     The New ABL Facility also contains certain customary affirmative covenants and events of default.
Acquisitions
     On September 30, 2010, the Company acquired Christy’s By Design Limited and three affiliated companyies (“The Christy’s Group”) from Christy Holdings Limited, a UK based company. The Christy’s Group designs and distributes costumes and other garments and accessories through its operations in Asia and the UK. The transaction was denominated in British Pounds Sterling and the purchase price was recorded in US dollars. The fair value of the total consideration transferred at date of acquisition was £19,152, or $30,368. The purchase occurred on the last day of the quarter. Therefore, the condensed consolidated statement of operations is not affected by this newly acquired business.
     The Christy’s Group acquisition has been accounted for as a purchase business combination. The preliminary estimates of the excess of the purchase price over the tangible assets and identified intangible assets acquired was assigned to goodwill. The following summarizes the estimated fair value of the assets and liabilities acquired: accounts receivable of $16,785, inventory of $2,995, fixed assets of $599, and accounts payable and accrued expenses of $9,669. The remaining $19,460 has been initially recorded as goodwill which is not being amortized. The allocation of the purchase price is based on our preliminary estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The company is still in the process of accumulating information to complete the determination of the fair value of certain acquired assets. Goodwill arises because the purchase price reflects the strategic fit and expected synergies this business will bring to the Company’s operations. The entire excess of the purchase price over the fair value of the tangible assets and liabilities acquired is deductible for tax purposes over 15 years.

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

AMSCAN HOLDINGS, INC.
Date: November 15, 2010	By:	/s/ Michael A. Correale
Michael A. Correale
Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)