Form 10-K
period 2010-12-31
AMSCAN HOLDINGS INC
filed 2011-04-13
CIK 1024729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

Commission file number 000-21827
Amscan Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3911462
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

80 Grasslands Road, Elmsford, NY	10523
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:
(914) 345-2020
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☑ No ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the Common Stock held by non-affiliates of the Registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) at June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $49,802,000.
     The number of outstanding shares of the registrant’s common stock as of April 13, 2011 was 1,000.00.
DOCUMENTS INCORPORATED BY REFERENCE
     None.

AMSCAN HOLDINGS, INC.
FORM 10-K
December 31, 2010
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
     Amscan Holdings, Inc. (“Amscan” or the “Company”) designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic balloons, accessories, novelties, costumes, other garments, gifts and stationery. The Company operates retail party goods stores in the United States principally under the names Party City, and Halloween City and franchises both individual stores and franchise areas throughout the United States and Puerto Rico principally under the name Party City. The Company is a wholly-owned subsidiary of AAH Holdings Corporation. (“AAH”).
Wholesale Operations
     We believe we are a leading designer, manufacturer and distributor of decorative party goods in the United States and the largest manufacturer of metallic balloons in the world. We offer one of the broadest and deepest product lines in the party goods industry. We currently offer over 400 party goods ensembles, which range from approximately five to 100 design-coordinated items spanning tableware, accessories, novelties, balloons, decorations and gifts. The breadth of these ensembles enables retailers to encourage additional sales for a single occasion. We market party goods ensembles for a wide variety of occasions including seasonal and religious holidays, special events and themed celebrations. Our seasonal and religious ensembles enhance holiday celebrations throughout the year including New Year’s, Valentine’s Day, St. Patrick’s Day, Easter, Passover, Fourth of July, Halloween, Fall, Thanksgiving, Hanukkah and Christmas. Our special event ensembles include birthdays, christenings, first communions, bar mitzvahs, confirmations, graduations, bridal and baby showers and anniversaries. Our theme-oriented ensembles include Bachelorette, Casino, Chinatown, Cocktail Party, Disco, Fiesta, Fifties Rock-and-Roll, Hawaiian Luau, Hollywood, Mardi Gras, Masquerade, Patriotic, Retirement, Sports, Summer Barbeque and Western. In 2010, approximately 78% of our net sales at wholesale consisted of products designed for non-seasonal occasions, with the remaining 22% comprising items used for holidays and seasonal celebrations throughout the year. Our extensive gift and stationery product lines, encompassing home, baby and wedding products for general gift giving or self-purchase, further leverage our design, marketing and distribution capabilities.
     Our products are sold at wholesale to party goods superstores, including our company-owned retail stores, other party goods retailers, independent card and gift stores, and other retailers and distributors throughout the world. Sales to the party goods superstore distribution channel account for approximately 56% of our 2010 sales at wholesale. Party goods superstores provide consumers with a one-stop source for all of their party needs, generally at discounted prices. In addition, we have strong, long-standing relationships with balloon distributors and independent party and card and gift retailers, with these channels accounting for 23% of our 2010 sales at wholesale. We manufactured approximately 41% of the products sold at wholesale in 2010. The remaining 59% of products sold was supplied by third-party manufacturers, many of whom are located in Asia.
Recent Wholesale Acquisition
     On January 30, 2011, we acquired the common stock of C. Riethmuller GmbH (“Riethmuller”) for total consideration of $46.8 million. Riethmuller is a 150-year-old German balloon producer and the pre-eminent brand for party and carnival items in Germany, Austria and Switzerland. The acquisition expands the Company’s vertical business model into the latex balloon category and gives the Company a significant presence in Germany, Poland, and Malaysia.
     On September 30, 2010, we acquired Christy’s By Design Limited and three affiliated companies (the “Christy’s Group”) from Christy Holdings Limited for total consideration of $30.4 million. The Christy’s Group designs and distributes costumes and other garments and accessories through its operations in Asia and the UK. The Christy’s Group accelerates our entry into the costume wholesale business while increasing our direct-to-consumer penetration through our retail stores.
     On December 21, 2009, we acquired the Designware party goods division of American Greetings, including certain assets, equipment and processes used in the manufacture and distribution of party goods effective on March 1, 2010, for total consideration of $45.9 million (the “Designware Acquisition”). In connection with the Designware Acquisition, American Greetings and the Company also entered into a supply and distribution and licensing agreement. Under the terms of the agreements, after March 1, 2010, American Greetings will purchase substantially all of its party goods requirements from the Company and the Company will license from American Greetings the “Designware” brand and other character licenses. In addition, the Company has exclusive rights to manufacture and distribute products into various channels including the party store channel. American Greetings will continue to distribute party goods to various channels including to its mass market, drug, grocery, and specialty retail customers. The results of the Designware Acquisition are included in the consolidated financial statements since the March 1, 2010 acquisition date.
Retail Operations
     The Company’s various retail operations began as independent retailers and franchisors in the mid to late 1980’s. The Company acquired its retail operations in a series of transactions from December 2005 through November 2007. Our retail stores operate principally under the names Party City, Halloween City, Factory Card & Party Outlet and The Paper Factory. During 2010, the Company began converting its FCPO stores from a format that emphasized both party goods and social expressions supplies to the Party City format that emphasizes principally party goods. Upon conversion, the stores are rebranded as Party City. In addition, certain FCPO stores have been converted to an outlet store format. As a result of the conversion and rebranding program, during 2010 the Company recorded an impairment charge against the Factory Card & Party Outlet trade name of $27.4 million.
     Our retail focus is to provide the consumer with broad assortments, deep in-stock inventory positions, a compelling price-value proposition and an exceptional customer experience.
     As of December 31, 2010, the Company’s retail network consisted of 439 party goods supply superstores, 90 party goods and social expressions supply stores, 67 party goods outlet stores and 232 franchisee-owned party goods supply superstores. In addition, during 2010, the Company operated 404 temporary Halloween stores principally under the name Halloween City. The Company’s party goods supply superstores and party goods and social expressions supply stores typically range in size from 8,000 to 12,000 square feet and offer a broad range of products for all occasions, including Amscan and other brand merchandise. The Company’s outlet stores typically range in size from 3,000 to 5,000 square feet, although former FCPO stores may range up to 13,000 square feet, and offer a larger assortment of products similar to their larger sister stores. Temporary Halloween stores typically range in size from 5,000 to 20,000 square feet and operate only during the Halloween selling season from the day after Labor Day through November 1 of each year.
     Non-seasonal merchandise generally accounts for approximately 64% of our annual retail net sales, with birthdays being the largest non-seasonal event. Seasonal merchandise for Halloween, Christmas, Summer, Graduation, Easter and other holidays represents the remaining 36% of our annual retail sales.
     Our retail operations generate revenue primarily through the sale of party goods at company-owned stores. Party City also generates revenue through the assessment of an initial one-time franchise fee and ongoing franchise royalty payments based on the retail sales of franchisees.
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
Recent Retail Acquisitions
     Our franchise agreements provide us with a “right of first refusal” should any franchisee look to dispose of their operations. During 2010 the Company acquired 20 former franchisee stores principally consisting of store fixtures, inventory and goodwill. The franchisee stores were acquired from several franchisees in exchange for total consideration of $24.3 million, including cash and, in certain instances, the exchange of company-owned stores. The acquired stores were located in California, Connecticut, Florida, New Jersey, Pennsylvania and Texas.
Summary Financial Information about the Company
     Information about the Company’s revenues, income from operations and assets for each of the years in the five-year period ended December 31, 2010, is included in this report in Item 6, “Selected Consolidated Financial Data.” The Company’s consolidated financial statements include the accounts of the Company and its majority-owned and controlled entities.

Wholesale Operations
     Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines and customer base and increased promotional activities, the impact of seasonality on the quarterly results of our wholesale operations has been limited. However, as a result of the acquisition of the Christy’s Group in September 2010, we expect our wholesale segment to experience a greater degree of seasonal sales in the third and fourth quarters of future years. Promotional activities, including special dating terms, particularly with respect to Halloween and Christmas products sold in the third quarter, and the introduction of our new everyday products and designs during the fourth quarter result in higher accounts receivable and inventory balances during these periods.
     During 2010, domestic and international sales accounted for 86% and 14% of our total wholesale sales, respectively. As a result of the September 2010 acquisition of the Christy’s Group and the January 2011 acquisition of Riethmuller, international sales are expected to increase as a percentage of our total wholesale sales reported in future periods.
Retail Operations
     Our retail operations are subject to significant seasonal variations. Historically, this segment has realized a significant portion of its revenues, cash flow and net income in the fourth quarter of the year, principally due to our Halloween sales in October and, to a lesser extent, our year-end holiday sales. In addition, the results of retail operations and cash flows may fluctuate significantly as a result of a variety of other factors, including the timing of new store openings and closings and the timing of the acquisition and disposition of stores.
Our Business Strategy
     Our objective is to be the primary source for consumers’ party goods requirements and to expand our position as a leading national chain of party goods superstores, while internally improving our operating efficiencies. Key components of our business strategy include the following:
Wholesale Operations
•	Build upon our Position as a Leading Provider to Party Goods Retailers. We will continue to offer convenient “one-stop shopping” for both large party goods superstores and smaller, independent party goods retailers. We will seek to grow our sales to existing stores by increasing our share of sales volume and shelf space, continuing to develop innovative new products, including costumes and other garments, and helping retailers promote coordinated ensembles that increase average purchase volume per consumer through “add-on” or impulse purchases.

•	Expand our Presence and our Brand Internationally. We intend to begin to introduce the Party City retail concept internationally. We believe that the potential to do so, especially in English speaking markets is significant. We also believe there is an opportunity to expand our international wholesale business which represented approximately 14% of our net sales at wholesale in the three-year period ended December 31, 2010. With the acquisition on January 1, 2011 of Riethmuller, we currently have a commercial presence in the UK, Germany, Poland Mexico, Canada, Asia and Australia. We have our own sales force in the United Kingdom, Germany, Mexico and Canada, and operate through third-party sales representatives elsewhere. The market for decorative party goods outside the U.S. is less mature due to lower consumer awareness of party products and less developed retail distribution channels. Our strategies include broadening our distribution network through both organic and acquisitive growth, increasing accessorization and customization of our products to local tastes and holidays and continuing to deepen retail penetration.

•	Increase the Amscan share of shelf at Company Owned and Franchised Retail Stores. As we integrate the Christy’s Group acquisition into our business model we will produce costumes and accessories for distribution into our vertical retail distribution. We will also make these products available for our broader distribution as well. We will continue to explore other product categories which will further advance our vertical retail distribution.

•	Continued Growth Through Targeted Acquisitions. We believe that there will be, from time to time, opportunities to make acquisitions of complementary businesses. Through such businesses, we can leverage our existing marketing, distribution and production capabilities, expand our presence in the various retail distribution channels, further broaden and deepen our product lines and increase our penetration in international markets.

Retail Operations
•	Continue to build the Party City Brand and Consumer Awareness. In 2010 we significantly altered our Party City brand advertising programs reducing our dependence on free standing newspaper inserts (FSIs), and substantially increased our use of television and radio advertising to improve brand awareness and drive consumer traffic. We anticipate continuing and expanding upon what has proven to be a successful strategy

•	Offer a Broad Selection of Merchandise. We will continue to provide customers with convenient one-stop shopping for party goods by offering what we believe is one of the most extensive selections of party supplies available. Our typical retail store offers a broad selection of Amscan and other brand merchandise consisting of more than 20,000 active SKUs.

•	Maintain Value Price Position. We will continue to use the aggregate buying power of over 800 company-owned and franchise party good stores, which allows us to offer a broad line of high quality merchandise at low prices. We believe we reinforce customers’ expectations of value through our advertising and marketing campaigns.

•	Store Layout and Product Selection. We have a standardized product assortment and continually evaluate our aisle layouts, where appropriate, to allow customers to navigate the store more easily and to provide increased availability of our own and other desired products. During 2010 the Company began converting its FCPO stores from a party goods and social expressions supply format to the party goods supply format of Party City, which included rebranding the stores as Party City.

•	Expand Network of Convenient Store Locations. Although we believe that our stores typically are destination shopping locations, we seek to maximize customer traffic and quickly build the visibility of new stores by situating our stores in high traffic areas. Site selection criteria include: population density, demographics, traffic counts, location of complementary retailers, storefront visibility and presence (either in a stand-alone building or in dominant strip shopping centers), competition, lease rates and accessible parking. We believe there are an extensive number of suitable domestic locations available for future stores, and we plan to open approximately 20 to 25 new company-owned retail stores and anticipate that our franchisees will open between three and five franchise stores during 2011. In addition, based on the performance of our temporary Halloween stores, subject to the availability of suitable, short-term lease locations, we plan to open at least 400 temporary stores for the 2011 and subsequent Halloween seasons.

•	Expansion of our E-Commerce Store. We believe our addition of a Party City e-commerce website and the integration of our existing Factory Card & Party and Party America websites during 2009 will continue to generate significant revenue growth. Our website is a cost-effective medium designed to offer a convenient, highly visual, user-friendly, and secure online shopping option for new and existing customers. In addition to the ability to order products, our website gives customers information regarding products, party ideas and promotional offers.

•	Provide Excellent Customer Service. We view the quality of our customers’ shopping experience as critical to our continued success, and we are committed to making shopping in our stores an enjoyable experience. For example, at Halloween, our most important selling season, each store significantly increases the number of sales associates available to assist customers. We hire and train qualified store managers and other personnel committed to serving our customers and compensate them based on specific performance measures in order to ensure a customer-service oriented culture in our stores.

•	Information Systems. In recent years, our retail segment upgraded a number of its information systems which will allow us to continue to use technology to enhance our business practices. All retail units now use the same merchandising, POS, and financial systems.

Innovative Product Development and Design Capabilities
     Our 135 person in-house design staff continuously develops fresh, innovative and contemporary product designs and concepts. Our continued investment in art and design results in a steady supply of fresh ideas and the creation of complex, unique ensembles that appeal to consumers. In 2010, we introduced approximately 4,000 new products and 100 new tableware ensembles. Our proprietary designs and strength in developing new product programs at value prices help us keep our products differentiated from our competition.
Product Lines
     The following table sets forth the principal products distributed by the Company at the wholesale level, by product line:

Party Goods		Metallic Balloons	Gift
Decorative and Solid Color Tableware	Baby and Wedding Memory Books	Bouquets	Ceramic Giftware
Candles	Decorative Tissues	Standard 18 Inch	Decorative Candles
Cascades and Centerpieces	Drink and Serveware	Sing-A-Tune	Decorative Frames
Costumes and Other Wearables	Games	SuperShapes	Mugs
Crepe	Gift Wrap, Bows and Bags	Weights
Cutouts	Invitations, Notes and Stationery
Flags and Banners	Photograph Albums
Latex Balloons	Stickers and Confetti
Novelty Gifts
Party Favors
Piñatas
Scene Setters
     The percentage of net sales at wholesale for each product line for 2010, 2009 and 2008 are set forth in the following table:

	2010	2009	2008
Party Goods	81%	78%	77%
Metallic Balloons	16	18	20
Gift	3	4	3

	100%	100%	100%

     Our products span a wide range of lifestyle events from age-specific birthdays to theme parties and sporting events, as well as holidays such as Halloween and New Year’s. In 2010, approximately 78% of our net sales at wholesale consisted of items designed for non-seasonal occasions, with the remaining 22% comprising of items used for holidays and seasonal celebrations throughout the year. Our product offerings cover the following:

Seasonal	Themes	Everyday
New Year’s	Bachelorette	Birthdays
Valentine’s Day	Casino	Anniversaries
St. Patrick’s Day	Card Party	Bar Mitzvahs
Easter	Chinatown	Bridal/Baby Showers
Passover	Cocktail Party	Christenings
Fourth of July	Disco	Confirmations
Halloween	Fiesta	First Communions

Seasonal	Themes	Everyday
Fall	Fifties Rock and Roll	Graduations
Thanksgiving	Hawaiian Luau	Weddings
Hanukkah	Hollywood
Christmas	Mardi Gras
Masquerade
Patriotic
Retirement
Sports
Summer Barbeque
Western
Manufactured Products
     Our vertically integrated manufacturing capability ( i.e., our ability to perform each of the steps in the process of converting raw materials into our finished products) enables us to control costs, monitor product quality, manage inventory investment better and provide more efficient order fulfillment. In 2010, we manufactured items representing 41% of our net sales at wholesale. Our facilities in New York, Kentucky, Rhode Island, Minnesota and Mexico are highly automated and produce paper and plastic plates and cups, paper napkins, metallic balloons and other party and novelty items. State-of-the-art printing, forming, folding and packaging equipment support these manufacturing operations. Given our size and sales volume, we are generally able to operate our manufacturing equipment on the basis of at least two shifts per day, thus lowering production costs per unit. In addition, we manufacture products for third parties. This allows us to maintain a satisfactory level of equipment utilization.
     As a result of the acquisition of Riethmuller, beginning in 2011, the Company will manufacture certain party goods for the European market in Poland and will manufacture latex balloons for all markets in Malaysia.
Purchased Products
     In 2010, we purchased products created and designed by us, representing 59% of our net sales at wholesale, from independently-owned manufacturers, many of whom are located in Asia and with whom we have long-standing relationships. Our business is not dependent upon any single source of supply for these products. We maintain a sourcing office in Hong Kong that is dedicated to broadening our supplier base and facilitating product development and quality control.
     With the acquisition of the Christy’s Group in September 2010, the Company now designs and imports costumes and related accessories. The costumes and accessories are manufactured by several companies with which the Christy’s Group has long-standing relationships.
Raw Materials
     The principal raw materials used in manufacturing our products are paper, petroleum-based resin and cotton. While we currently purchase such raw material from a relatively small number of sources, paper and resin are available from numerous sources. Therefore, we believe our current suppliers could be replaced without adversely affecting our manufacturing operations in any material respect.
     While not used in the actual manufacture of our products, currently the majority of our metallic balloons rely upon inflation with helium gas to facilitate their use. While adequate quantities of helium are currently available for this purpose, we will rely upon future exploration and refining of natural gas to assure continued adequate supply.
Wholesale Sales and Marketing
     Our principal wholesale sales and marketing efforts are conducted through a domestic direct employee sales force of approximately 100 professionals servicing approximately 15,000 independent retail accounts. Included in this sales force are approximately 20 seasoned sales professionals who primarily service the party goods specialty retailer channel and who, on average, have been affiliated with us for over 20 years. In addition to the employee sales team, a select group of manufacturers’ representatives handle specific account situations. Employees of subsidiaries outside the United States generally service international customers. Our Anagram subsidiary utilizes a group of approximately 35 independent distributors in the United States and approximately 35 international distributors to bring its metallic balloons to the grocery, gift and floral markets, as well as to our party superstore and specialty retailer customers.
     As part of our sales and marketing efforts, we work with other party goods retailers to help target important consumer preferences, integrating their input with our own market research in the creation of our designs and products.
     To support our sales and marketing efforts, we produce five key decorative party product catalogues annually (four catalogues for seasonal products and one catalogue for everyday products), with additional catalogues to market our metallic balloons and gift products and for international markets. We have also developed a website that displays and describes our product assortment and capabilities. We use this website as a marketing tool, providing us with the ability to announce special product promotions, new program launches and other information in an expeditious manner.
Wholesale Distribution and Systems
     We ship our products directly to retailers and distributors throughout the world from company-owned and leased distribution facilities. Our electronic order entry and information systems allow us to manage our inventory with minimal waste, maintain strong fill rates and provide quick order turnaround times of generally between 24 to 48 hours.
     Our distribution facilities for party and gift items are principally located in New York and represent more than 1,000,000 square feet in the aggregate. We distribute our metallic balloons domestically from company-owned and leased facilities in Minnesota and New York. The distribution center for our e-commerce platform, which is managed by our wholesale operation, is located in Naperville, Illinois.
     Products for markets outside the United States are also shipped from leased distribution facilities in the United Kingdom, Mexico, Australia and, beginning in 2011, Germany and Poland.
Wholesale Customers
     Our wholesale customers include our company-owned retail stores, our franchisees, other party goods retailers, independent card and gift retailers and other distributors. We also have a presence in the mass, gift, supermarket and other smaller retail distribution channels. In the aggregate, we supply more than 40,000 retail outlets both domestically and internationally.
     Our recent acquisitions of the Christy’s Group and Riethmuller will deepen our retail penetration at key international accounts, including European hypermarkets and supermarkets, as well as increase our international customer base. Our international focus includes broadening our distribution network and increasing the accessorization and customization of our products to local tastes and holidays.
     We have a diverse third party customer base at wholesale. Although net sales to franchise-owned and operated stores represented 18% of the Company’s net sales at wholesale in each of the last three years, franchisees are financially independent and represent a diversified credit exposure. During those three years, no individual third party customer accounted for more than 5% of our total sales at wholesale.
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
     Competitors include smaller independent specialty manufacturers, as well as divisions or subsidiaries of large companies with greater financial and other resources than ours. Certain of these competitors control various party goods product licenses for widely recognized images, such as cartoon or motion picture characters, which could provide them with a competitive advantage. However, we control one of the strongest portfolios of character licenses for use in the design and production of our metallic balloons and, as a result of the Designware Acquisition, beginning in 2010, we have access to a strong portfolio of character and other licenses for party goods.
Retail Merchandising
     Our stores are designed to be fun and engaging and to create a compelling shopping experience for the consumer. Our stores range in size from approximately 3,000 to 24,000 square feet with a typical store size between 8,000 and 12,000 square feet. The stores are divided into various sections based upon product categories displayed to emphasize the breadth of merchandise available at a good value. In-store signage is used to emphasize our price-value position and make our stores easy to shop.
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
     Although product assortment is continually refreshed and updated, our product categories remain relatively consistent with our historical selection. The typical retail store offers a broad selection of our own and other branded merchandise consisting of more than 20,000 SKUs. Non-seasonal merchandise historically represents two-thirds of a typical store’s selling space and annual net retail sales, while seasonal merchandise historically represents one-third of the selling space. We have over 40 product categories, each of which can be characterized into 11 general themes, including Halloween, Other Seasonal, Birthday, Balloons, Baby, Wedding, Anniversary, Greeting Card and Gift Wrap, Party Basics, Catering and Party Themes.
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
     Halloween is our retail segment’s largest seasonal product category/theme. As a key component of our sales strategy, our stores provide an extensive selection of Halloween products. The stores also carry a broad array of related decorations and accessories for the Halloween season. Our Halloween merchandise is prominently displayed to provide an exciting and fun shopping experience for customers. The stores display Halloween-related merchandise throughout the year to position us as the customer’s Halloween shopping resource. During 2010, Halloween sales represented approximately 27% of our retail net sales. To maximize our seasonal opportunity, the Company also operates a chain of temporary Halloween stores, generally under the name Halloween City, during the months of September and October of each year.
     Beginning in 2009, we also market party goods merchandise through our Party City website. Our website is a cost-effective medium designed to offer a convenient, highly visual, user-friendly, and secure online shopping option for new and existing customers. In addition to the ability to order products, our website gives customers information regarding products, party ideas and promotional offers.
Retailer Suppliers
     As a vertically integrated business, our wholesale segment is the largest supplier to our retail stores, providing approximately 61%, 54% and 50% of the merchandise purchased by our company-owned party goods stores for the years ended December 31, 2010, 2009 and 2008, respectively. No other supplier provided more than 10% of our retail segment’s purchases during the past three years.
     While our retail segment has historically purchased a significant portion of its other brand merchandise from a relatively small number of sources, we do not believe our retail business is dependent upon any single source of supply for these products. However, certain of these suppliers may control various product licenses for widely recognized images, such as cartoon or motion picture characters, and the loss of such suppliers could materially adversely affect our future operations. We consider numerous factors in supplier selection including, but not limited to, price, credit terms, product offerings and quality.

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
Retail Advertising and Marketing
     Our advertising focuses on promoting specific seasonal occasions and general party themes, with a strong emphasis on our price-value position, with the goal of increasing customer traffic and further building our brand. Prior to 2010, we advertised primarily via the use of free-standing inserts in newspapers and other supplemental marketing techniques including outdoor, direct mail, newspaper, television and radio advertising in selected markets. However, in the fourth quarter of 2009 and throughout 2010, we utilized a highly successful national television advertising program to further develop brand awareness and expand our customer base.
     In addition to selling party goods merchandise, we use our Party City website to communicate products, party ideas and promotional offers.
Franchise Operations
     As of December 31, 2010, we had 232 franchise stores throughout the United States and Puerto Rico. Stores run by franchisees utilize our format, design specifications, methods, standards, operating procedures, systems and trademarks.
     We receive revenue from our franchisees, consisting of an initial one-time fee and ongoing royalty fees generally ranging from 4% to 6%. In addition, each franchisee has a mandated advertising budget, which consists of a minimum initial store opening promotion and ongoing local advertising and promotions. Further, franchisees must pay an additional 1% to 2.25% of net sales to a group advertising fund to cover common advertising materials. The Company may pay a franchisee a reverse royalty on e-commerce sales occurring within the franchisee’s territory. The franchisee territory and the amount of the reverse royalty are based on several factors, including the profitability of our e-commerce operation and the territorial coverage of franchisee advertising. We do not offer financing to our franchisees for one-time fees or ongoing royalty fees.
     Current franchise agreements provide for an assigned area or territory that typically equals a three-mile radius from the franchisee’s store location and the right to use the Party City ® and other logos and trademarks, including The Discount Party Super Store ®. In most stores, the franchisee or the majority owner of a corporate franchisee devotes full time to the management, operation and on-premises supervision of the stores or groups of stores.
     Although franchise locations are generally obtained and secured by the franchisee, pursuant to the franchise agreement, we must approve all site locations. As franchisor, we also supply valuable and proprietary information pertaining to the operation of our retail store business, as well as advice regarding location, improvements and promotion. We also supply consultation in the areas of purchasing, inventory control, pricing, marketing, merchandising, hiring, training, improvements and new developments in the franchisee’s business operations, and we provide assistance in opening and initially promoting the store.
     We continually focus on the management of our franchise operations, looking for ways to improve the collaborative relationship in such areas as merchandising, advertising and information systems.
     As of December 31, 2010, we had three territory agreements with certain franchisees. These agreements grant the holder of the territory the right to open one or more stores within a stated time period.
Competition at Retail
     We operate in competitive markets. Our stores compete with a variety of smaller and larger retailers, including, but not limited to, single owner-operated party goods supply stores, specialty party goods supply and paper goods retailers (including superstores), warehouse/merchandise clubs, designated departments in drug stores, general mass merchandisers, supermarkets and department stores of local, regional and national chains and catalogue and Internet merchandisers. In addition, other stores or Internet merchandisers may enter the market and become significant competitors in the future. Our stores compete, among other things, on the basis of location and store layout, product mix, customer convenience and price. Some of our competitors in our markets have greater financial resources than we do.

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
Copyrights and Trademarks
     We own copyrights on the designs we create and use on our products and trademarks on the words and designs used on or in connection with our products. It is our practice to register our copyrights with the United States Copyright Office to the extent we deem necessary. We do not believe that the loss of copyrights or trademarks with respect to any particular product or products would have a material adverse effect on our business. We hold approximately 185 licenses, allowing us to use various cartoon and other characters and designs principally on our metallic balloons. None of these licenses is individually material to our aggregate business.
     We own and permit our franchisees to use a number of trademarks and service marks registered with the United States Patent and Trademark Office, including Party City ®, The Discount Party Super Store ®, Halloween Costume Warehouse ®, Party America ®, The Paper Factory ®, The Factory Card & Party Outlet ®, and Halloween City ®.
Information Systems
     We continually evaluate and upgrade our information systems to enhance the quantity, quality and timeliness of information available to management and to improve the efficiency of our manufacturing and distribution facilities as well as our service at the store level. We have implemented merchandise replenishment software to complement our distribution, planning and allocation processes. The system enhances the store replenishment function by improving in-stock positions, leveraging our distribution infrastructure and allowing us to become more effective in our use of store labor. We have implemented a new Point of Sale system and upgraded merchandising systems to standardize technology across all of our retail superstores and, in 2010, we implemented similar systems at our temporary Halloween City stores. In addition, in 2010, our retail operations implemented a system conversion to upgrade and enhance the current Oracle financial system in order to maintain support, streamline divisional reporting and allow for future growth.

Employees
     As of December 31, 2010, the Company had approximately 5,470 full-time employees and 7,950 part-time employees, none of whom is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

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
Competition
     The party goods industry is competitive. We compete with many other manufactures and distributors, including smaller, independent specialty manufacturers and divisions or subsidiaries of larger companies with greater financial and other resources than we have. Some of our competitors control licenses for widely recognized images, such as cartoon or motion picture characters, and have broader access to mass market retailers which could provide them with a competitive advantage.
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
     Products we manufacture, primarily tableware and metallic balloons, represent approximately 41% of our net sales at wholesale. We believe our ability to manufacture product representing approximately 41% of our sales enables us to lower production costs by optimizing production while minimizing inventory investment, to ensure product quality through rigid quality control procedures, and to be responsive to our customers’ product design needs.

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
     The Company maintains the following facilities for its corporate and retail headquarters and to conducts its principal design, manufacturing and distribution operations:

Owned or Leased
(With
	Principal	Square	Expiration
Location	Activity	Feet	Date)
Elmsford, New York	Executive and other corporate offices, show rooms, design and art production for party products	119,525 square feet	Leased (expiration date: December 31, 2014)

Rockaway, New Jersey	Party City corporate offices	106,000 square feet	Leased (expiration date: July 31, 2017)

Eden Prairie, Minnesota	Manufacture of metallic balloons and accessories	115,600 square feet	Owned

Eden Prairie, Minnesota	Manufacture of retail, trade show and showroom fixtures	15,324 square feet	Leased (expiration date: July 31, 2012)

Harriman, New York	Manufacture of paper napkins	74,400 square feet	Leased (expiration date: March 31, 2016)

Louisville, Kentucky	Manufacture and distribution of paper plates	189,175 square feet	Leased (expiration date: March 31, 2013)

Newburgh, New York	Manufacture of paper napkins and cups	53,000 square feet	Leased (expiration date: May 31, 2012)

Narragansett, Rhode Island	Manufacture and distribution of plastic plates, cups and bowls	277,689 square feet	Leased (expiration date: April 26, 2011)

Tijuana, Mexico	Manufacture and distribution of party products	100,000 square feet	Leased (expiration date: August 15, 2015)

Chester, New York (1)	Distribution of party and gift products	896,000 square feet	Owned

Dorval, Canada	Distribution of party and gift products	19,330 square feet	Leased (expiration date: March 31, 2012)

Edina, Minnesota	Distribution of metallic balloons and accessories	122,312 square feet	Leased (expiration date: December 31, 2015)

Milton Keynes, Buckinghamshire, England	Distribution of party products throughout Europe	130,858 square feet	Leased (expiration date: June 30, 2017)

Naperville, Illinois	Distribution of party goods for e-commerce sales	440,343 square-foot	Leased (expiration date: December 31, 2018)

San Bernadino, California	Distribution of party goods for Halloween City	244,000 square foot	Leased (month to month)

Atlanta, Georgia	Office and storage facilities	15,012 square foot	Leased (expiration date: April 30, 2013)

Livonia, Michigan	Office and distribution of party goods for Halloween City	89,780 square foot	Leased (expiration date: May 31, 2013)

Pleasanton, California	Office for e-commerce sales	11,278 square-foot	Leased (expiration date: June 18, 2015)

(1)	Property is subject to a lien mortgage note in the original principal amount of $10.0 million with the New York State Job Development Authority. The lien mortgage note was amended on December 18, 2009. The amended mortgage note for $5.6 million was extended for a period of 60 months and requires fixed monthly payments of principal and interest. At December 31, 2010, the lien mortgage note bears interest at a rate of 2.22%, subject to semi-annual adjustments.

     In addition to the facilities listed above, we maintain smaller distribution facilities in Australia, Canada and Mexico and our costume design and sourcing offices in China. We also maintain sales offices in Australia, Canada, Hong Kong and Japan and showrooms in New York, California, Georgia, Texas, Canada and Hong Kong.
     As of December 31, 2010, there were 439 company-owned Party City superstores, 90 company-owned FCPO stores and 67 outlet stores open in the United States. We lease the property for all of our company-owned stores. Our Party City and FCPO stores range in size from 5,000 to 24,000 square feet, with a typical store size between 8,000 and 12,000 square feet. Our outlet stores typically range in size from 3,000 to 5,000 square feet. We do not believe that any individual store property is material to our financial condition or results of operations. Of the leases for the company-owned stores 98 expire in 2011, 121 expire in 2012, 119 expire in 2013, 84 expire in 2014, 40 expire in 2015 and the balance expire in 2016 or thereafter. We have options to extend most of these leases for a minimum of five years.
     The following table shows the change in our retail network of stores for each of the years in the three-year period ended December 31, 2010.

	2010	2009	2008

Company-owned:
Stores open at beginning of year	601	643	673
Stores opened	13	6	19
Stores acquired	20	3	6
Stores closed / sold	(38)	(51)	(55)

Stores open at end of year	596	601	643

Franchise:
Stores open at beginning of year	248	273	283
Stores opened	4	1	13
Stores acquired	5	2	7
Stores closed, sold or converted to independent	(25)	(28)	(30)

Stores open at end of year	232	248	273

Total company-owned and franchise stores	828	849	916

     As of December 31, 2010, Company and franchise-owned retail stores were located in the following states and Puerto Rico:

State	Company-owned	Franchise	Chain-wide

Alabama	2	8	10
Arizona	1	20	21
Arkansas	1	3	4
California	86	18	104
Colorado	14	1	15
Connecticut	4	2	6
Delaware	1	1	2
Florida	54	10	64
Georgia	26	1	27
Hawaii	0	2	2
Illinois	61	0	61
Indiana	27	0	27
Iowa	9	1	10
Kansas	3	4	7
Kentucky	7	0	7
Louisiana	3	8	11
Maryland	14	12	26
Michigan	31	0	31
Minnesota	0	21	21
Mississippi	1	3	4
Missouri	19	3	22
Montana	0	1	1
Nebraska	5	0	5
Nevada	6	0	6
New Hampshire	1	0	1
New Jersey	26	2	28
New Mexico	0	3	3
New York	45	14	59
North Carolina	2	19	21
North Dakota	0	3	3
Ohio	31	0	31
Oklahoma	2	0	2
Oregon	2	5	7
Pennsylvania	17	14	31
Puerto Rico	0	5	5
South Carolina	2	6	8
Tennessee	7	10	17
Texas	41	21	62
Virginia	10	9	19
Washington	15	2	17
West Virginia	2	0	2
Wisconsin	18	0	18

Total	596	232	828

     In 2010, the Company operated 404 temporary Halloween stores principally under the Halloween City name. Under this program, we operate temporary stores under short-term leases with terms of approximately four months, to cover the early September through early November Halloween season.
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
     There is no public trading market for the Company’s common stock. As of the close of business on April 13, 2011, there were 122 holders of record of the Company’s common stock.
Dividends
     In December 2010, in connection with the refinancing of the Company’s term loan agreement (see Liquidity and Capital Resources), the Company’s Board of Directors declared a one-time cash dividend of $9,400 per share of outstanding Common Stock totaling $289.7 million and similar distributions to the holders of vested common stock warrants of $12.1 million and holders of vested time options of $9.4 million. The distribution to vested time option holders resulted in a charge to pre-tax income in 2010. In addition, holders of unvested time and performance options at the declaration date may also receive a distribution of $9,400 per share, if and when the time and performance options vest. At December 31, 2010, the aggregate potential distribution associated with unvested time and performance options is $18.5 million.
     The Company’s current credit facilities and the indenture governing its senior subordinated notes contain restrictive covenants that effectively limit the Company’s ability to pay future cash dividends or distributions to its stockholders.
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

Equity Compensation Plan Information
The following table sets forth certain information as of December 31, 2010, concerning our equity compensation plans (1);

	(a)	(b)	(c)
	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
	and Rights	and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	3,122.25	$14,350	138.68

Equity compensation plans not approved by security holders	—	—	—

Total	3,122.25	$14,350	138.68

(1)	See Note 15 to our consolidated financial statements included herein for a description of our equity incentive plan.

Item 6.	Selected Consolidated Financial Data
     The selected consolidated financial data presented below as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, are derived from the consolidated financial statements of the Company. The consolidated financial statements as of and for the years ended December 31, 2010, 2009 and 2008, are included in this report under Item 8, “Financial Statements and Supplementary Data.” The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2010(1)		2009		2008		2007(2)		2006(3)
(Dollars in thousands)

Income Statement Data:
Revenues:
Net sales	$1,579,677		$1,467,324		$1,537,641		$1,221,516		$993,342
Royalties and franchise fees	19,417		19,494		22,020		25,888		21,746

Total revenues	1,599,094		1,486,818		1,559,661		1,247,404		1,015,088
Expenses:
Cost of sales	943,058		899,041		966,426		777,586		676,527
Selling expenses	42,725		39,786		41,894		41,899		39,449
Retail operating expenses	296,891		261,691		273,627		191,423		126,224
Franchise expenses	12,269		11,991		13,686		12,883		13,009
General and administrative expenses	134,392		119,193		120,272		105,707		84,836
Art and development costs	14,923		13,243		12,462		12,149		10,338
Impairment of trade name (4)	27,400		—		17,376		—		—

Income from operations	127,436		141,873		113,918		105,757		64,705
Interest expense, net	40,850		41,481		50,915		54,590		54,887
Other expense (income), net (5) (6)	4,208		(32)		(818)		18,214		(1,000)

Income before income taxes	82,378		100,424		63,821		32,953		10,818
Income tax expense	32,945		37,673		24,188		13,246		4,295

Net income	49,433		62,751		39,633		19,707		6,523
Less: net income (loss) attributable to noncontrolling interests	114		198		(877)		446		83

Net income attributable to Amscan Holdings, Inc.	$49,319		$62,553		$40,510		$19,261		$6,440

Other Financial Data:
Capital expenditures, including assets under capital leases	53,967		26,254		53,701		36,648		40,376
Depreciation and amortization	49,418		44,382		47,278		38,093		38,619
Ratio of earnings to fixed charges (7)	1.9	x	2.2	x	1.6	x	1.4	x	1.1	x

	At December 31,
	2010	2009	2008	2007	2006
(Dollars in thousands)

Balance Sheet Data:
Working capital	$189,993	$162,243	$76,904	$99,543	$158,730
Total assets (8) (9) (10)	1,653,151	1,480,501	1,507,977	1,498,845	1,217,371
Short-term obligations (8) (9) (10) (11)	159,144	$112,541	$170,880	$161,790	$8,633
Long-term obligations	841,112	538,892	550,755	584,336	558,372

Total obligations	$1,000,256	$651,433	$721,635	$746,126	$567,005

Redeemable common securities (12) (13)	$18,089	$18,389	$18,171	$33,782	$9,343
AHI stockholders’ Equity (8) (10) (13)	254,110	476,985	410,228	375,586	359,839
Non controlling interest	2,312	2,137	1,889	2,488	2,052

Total equity	$256,422	$479,122	$412,117	$378,074	$361,891

(1)	The Designware Acquisition and the Christy’s Group Acquisition are included in the balance sheet data as of December 31, 2010, and the statement of operations and other financial data from the Designware Acquisition Date (March 1, 2010) and the Christy’s Group Acquisition Date (September 30, 2010), respectively.

(2)	FCPO and PCFG are included in the balance sheet data as of December 31, 2007, and the statement of operations and other financial data from Party City Franchise Group Transaction Date (November 2, 2007) and the Factory Card & Party Outlet Acquisition Date (November 16, 2007), respectively.

(3)	Party America is included in the balance sheet data beginning with December 31, 2006, and the statement of operations and other financial data from the Party America Acquisition Date (September 29, 2006).

(4)	During 2010 and 2008, the Company implemented plans to convert and rebrand its FCPO stores and its company-owned and franchised Party America stores to Party City stores, respectively. As a result, the Company recorded charges for the impairment of the Factory Card & Party Outlet trade name and the Party America trade name of $27.4 million and $17.4 million in the fourth quarters of 2010 and 2008, respectively.

(5)	In connection with the refinancing of debt in August and December 2010, the Company recorded non-recurring expenses of $2.4 million to write off deferred finance costs.

(6)	In connection with the refinancing of debt in May 2007, the Company recorded non-recurring expenses of $16.2 million, including $6.2 million of debt retirement costs, $6.3 million write off of deferred finance costs, and a $3.7 million write-off of original issue discount associated with the repayment of debt.

(7)	For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes and minority interests plus fixed charges. Fixed charges consist of interest expense on all obligations, amortization of deferred financing costs and an estimate of the rental expense on operating leases representing that portion of rental expense deemed by the Company to be attributable to interest.

(8)	In 2010 the Company issued Common Stock warrants valued at $21.0 million and paid cash of $24.9 million to consummate the Designware Acquisition. The cash paid was financed using the Company’s revolving credit facility.

(9)	In 2010 the Company paid cash of $30.4 million to consummate the Christy’s Group Acquisition. The cash paid was financed using the Company’s revolving credit facility.

(10)	In 2006, Common Stock issued to consummate the Party America Acquisition totaled $29.7 million. Cash also paid to consummate the acquisition included $1.1 million for transaction costs, and $12.6 million to repay Party America senior debt.

(11)	Short-term obligations consist primarily of borrowings under bank lines of credit and the current portion of long-term debt. At December 31, 2008, the current portion of long-term debt includes $27.5 million of PCFG term debt that had been classified as current due to the PCFG’s noncompliance with the loan agreement’s financial covenants.

(12)	In 2007, the Company used redeemable common stock warrants valued at $15.4 million to acquire the remaining minority interest in PCFG.

(13)	Under the terms of the AAH stockholders’ agreement dated April 30, 2004, the Company has an option to purchase all of the shares of common stock held by former management stockholders, as defined, and, under certain circumstances, including death and disability, former management stockholders can require the Company to purchase all of the shares held by the former associates. The purchase price as prescribed in the stockholders’ agreements is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by the Company to all management stockholders, based on fully paid and vested shares, is classified as redeemable common securities.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     Our wholesale revenues are generated from the sales of approximately 37,000 SKUs consisting of party goods for all occasions, including paper and plastic tableware, accessories and novelties, metallic balloons, stationery and gift items. Tableware (e.g., plates, cups, cutlery, napkins and tablecovers) is our core product category, with coordinating accessories (e.g., balloons, banners, gifts and stationery) and novelties (e.g., party favors) being offered to complement these tableware products. Our products are sold at wholesale to party goods superstores, including our company-owned and franchised retail stores, other party goods retailers, independent card and gift stores, and other retailers and distributors throughout the world. As a metallic balloon manufacturer, we have a strong presence in grocery, gift and floral distribution channels.
     With our retail segment, we operate 596 Big Box retail party supply stores (i.e., stores generally greater than 8,000 square feet, including our retail party and social expressions supply stores) within the continental United States, and franchise individual store and franchise areas throughout the United States and Puerto Rico. At December 31, 2010, our network also included 232 franchise stores. Our retail operations generate revenue primarily through the sale of more than 20,000 Amscan and other branded SKUs through our company-owned stores, and through the imposition of an initial one-time franchise fee and ongoing franchise royalty payments based on retail sales from our franchised stores. In addition to our brick and mortar stores, our retail segment includes our e-commerce store, PartyCity.com and, during the Halloween selling season, a chain of temporary Halloween stores operating under the Halloween City banner.
Results of Operations
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Percentage of Total Revenues

	Year Ended December 31,
	2010	2009
Revenues:
Net sales	98.8%	98.7%
Royalties and franchise fees	1.2	1.3

Total revenues	100.0	100.0

Expenses:
Cost of sales	58.9	60.5
Selling expenses	2.7	2.7
Retail operating expenses	18.6	17.6
Franchise expenses	0.8	0.8
General and administrative expenses	8.4	8.0
Art and development costs	0.9	0.9
Impairment of trade name	1.7	0.0

Total expenses	92.0	90.5

Income from operations	8.0	9.5

Interest expense, net	2.6	2.8
Other expense, net	0.3	—

Income before income taxes	5.1	6.7

Income tax expense	2.0	2.5

Net income	3.1	4.2
Less net income attributable to noncontrolling interests	—	—

Net income attributable to Amscan Holdings, Inc.	3.1%	4.2%

Total Revenues
     The following table sets forth the Company’s total revenues for the years ended December 31, 2010 and 2009, respectively.

	Year Ended December 31,
	2010		2009
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue
Revenues:
Sales:
Wholesale	$769,247	48.1%	$633,006	42.6%
Eliminations	(298,355)	(18.7)	(221,647)	(14.9)

Net wholesale	470,892	29.4	411,359	27.7
Retail	1,108,785	69.3	1,055,965	71.0

Total net sales	1,579,677	98.8	1,467,324	98.7
Franchise related	19,417	1.2	19,494	1.3

Total revenues	$1,599,094	100.0%	$1,486,818	100.0%

     Wholesale
     Net sales for 2010 of $470.9 million were $59.5 million or 14.5% higher than net sales for 2009. Net sales to franchised and domestic independent party stores totaled $184.4 million and were $23.1 million or 14.3% higher than 2009 sales. Net sales to other non-affiliated domestic retail channels totaled $96.8 million and were $12.2 million or 14.4% higher than in 2009. The increase in sales to both the party store and the other retail channels principally reflect the impact of our acquisition of American Greetings’ Designware division in February 2010 and a partial recovery from the effects of the economic downturn in 2009. Net sales of metallic balloons were $96.4 million or 14.1% higher than in 2009. The increase in balloon sales reflects the normalization of purchasing patterns by domestic distributors, following their liquidation of inventories in 2009. International sales totaled $93.3 million and were $12.3 million or 15.2% higher than in 2009, primarily the result of the acquisition of Christy’s Group in September 2010.
     Intercompany sales to our retail affiliates of $298.4 million were $76.7 million or 34.6% higher than in 2009 and represented 38.7% of total wholesale sales in 2010 compared to 35.0% in 2009. The increase in intercompany sales principally reflects the growth in our share of shelf at our company-owned retail stores, particularly at our FCPO stores, driven, in part, by our acquisition of Designware. During 2010, our wholesale sales to our retail segment represented 61.3% of the retail segment’s total purchases, compared to 53.7% in 2009. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements
Retail
     Net retail sales at our company-owned stores for 2010 of $1,108.8 million were $52.8 million or 5.0% higher than net retail sales for 2009. The net retail sales of our company-owned Party City Big Box stores totaled $770.7 million and were $15.8 million or 2.1% higher than in 2009. Party City Big Box same store sales increased 1.4% during 2010, driven by a 2.0% increase in transaction count. Our e-commerce store sales totaled $40.2 million and were $26.9 million or 200.7% higher than in 2009. Same store sales for our e-commerce store (from the launch of the Party City e-commerce store in August  2009 and for the comparable period of 2010) increased 146.6%, driven by a 127.0% increase in transaction count and a 19.5% increase in the average sale transaction. Sales at stores converted from FCPO to Party City totaled $28.6 million and were $3.5 million or 13.8% higher than during the comparable period of 2009. The increase in same store sales reflects a 15.2% increase in the average sale transaction partially offset by a 1.4% decrease in transaction count attributed to the conversion in store format. Sales at all other full-time store formats totaled $167.8 million and were $26.7 million or 13.7% lower than in 2009. Net sales at our temporary Halloween City stores totaled $101.4 million and were $33.4 million or 49.1% higher than in 2009, due to a 62% increase in our temporary store count partially offset by an 8.8% decrease in average sales per store compared to 2009. The decrease in average Halloween City store sales is primarily attributable to the format’s expansion, in 2010, into several new territories with pre-existing competition.

Royalties and franchise fees
     Franchise related revenue for the year ended December 31, 2010, consisting of royalties and franchise fees, totaled $19.4 million and were $0.1 million lower than in 2009, principally as a result of a net decrease of 16 franchise stores during 2010 as compared to 2009. The decrease in franchise stores results from the acquisition by the Company of 20 franchise stores during 2010.
Gross Profit
     The following table sets forth the Company’s consolidated gross profit on net sales for the years ended December 31, 2010 and 2009, respectively.

	Year Ended December 31,
	2010		2009
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Associated Sales	Thousands	Associated Sales
Wholesale	$174,507	37.1%	$148,424	36.1%
Retail	462,112	41.7%	419,859	39.8%

Total	$636,619	40.3%	$568,283	38.7%

     The gross profit margin on net sales at wholesale for 2010 was 37.1% or 100 basis points higher than in 2009. The increase in wholesale gross profit margin principally reflects the impact of product price increases (in anticipation of cost increases), the continued leveraging of our distribution infrastructure and changes in product mix.
     Retail gross profit margin for 2010 was 41.7% or 190 basis points higher than in 2009, principally due to a greater concentration of sales of product manufactured or distributed by the wholesale segment, principally the result of the Designware Acquisition, which resulted in the realization of family-wide margin (i.e. manufacturing, wholesale and retail margin) on such retail sales. The increase in margin also reflects favorable variances in inventory shrink and damage reserves as compared to 2009.
Operating expenses
     Selling expenses totaled $42.7 million and were $2.9 million or 7.3% higher than in 2009. The increase in 2010 selling expense, as compared to 2009, reflects the increase in wholesale segment sales and includes the additional expenses of the Christy’s Group. Selling expenses were 2.7% of total revenue in both 2010 and 2009.
     Retail operating expenses of $296.9 million for 2010 were $35.2 million or 13.5% higher than 2009, principally reflecting additional costs associated with the growth in our temporary Halloween store network and e-commerce business, in addition to the implementation of a national television-based advertising program in 2010. Retail operating expenses were 26.8% of retail sales in 2010 and 24.8% of retail sales in 2009. Franchise expenses for 2010 of $12.3 million were $0.3 million or 2.5% higher than in 2009. Franchise expenses were 63.2% of franchise related revenue in 2010 compared to 61.5% in 2009.
     General and administrative expenses for 2010 totaled $134.4 million and were $15.2 million or 12.8% higher than in 2009. The increase in general and administrative expenses reflects increased stock and warrant compensation expense and support for our expanding temporary Halloween operations as well as the additional expenses of the Christy’s Group in 2010. These increases were partially offset by a lower provision for bad debts in 2010 as compared to 2009, and the continued implementation of cost reductions begun in 2009, including the consolidation of FCPO’s former corporate office operations in Naperville, Illinois into those of Party City. As a percentage of total revenues, general and administrative expenses were 8.4% for 2010 compared to 8.0% for 2009.
     Art and development costs for 2010 totaled $14.9 million and were $1.7 million higher than in 2009. As a percentage of total revenues, art and development costs were 0.9% in 2010, comparable to 2009.
     During 2010, the Company instituted a program to convert substantially all of its FCPO stores to either Party City stores or to an outlet format and recorded a $27.4 million charge for the impairment of the Factory Card & Party Outlet trade name.

Interest expense, net
     Interest expense of $40.9 million for 2010 was comparable to 2009. Despite increases in our ABL and term loan margin rates following our August 2010 ABL and December 2010 term loan refinancings and an increase in our term debt following the December 2010 refinancing, our average debt and effective interest rate for 2010 were comparable to those of 2009.
Other expense, net
     Other expense, net, for 2010 totaled $4.2 million. Other expense, net, includes costs of $2.4 million associated with the refinancing of the Company’s revolving and term debt credit facilities in 2010 and $1.6 million of acquisition related costs. These costs were partially offset by our share of income from an unconsolidated balloon distribution joint venture located in Mexico.
Income tax expense
     Income tax expense for 2010 and 2009 reflected consolidated effective income tax rates of 40.0% and 37.5% respectively. The increase in the 2010 effective income tax rate is primarily attributable to certain adjustments related to deferred tax accounts recorded in the current year related to activities associated with previous acquisitions and non - deductible warrant compensation charges, partly offset by an increased domestic manufacturing deduction, a lower average state income tax rate, the expiration of certain states’ statutes of limitations that resulted in the recognition of previous unrecognized tax benefits and the favorable settlement of the audit of our 2007 federal tax return.
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Percentage of Total Revenues

	Year Ended December 31,
	2009	2008
Revenues:
Net sales	98.7%	98.6%
Royalties and franchise fees	1.3	1.4

Total revenues	100.0	100.0

Expenses:
Cost of sales	60.5	62.0
Selling expenses	2.7	2.7
Retail operating expenses	17.6	17.5
Franchise expenses	0.8	0.9
General and administrative expenses	8.0	7.7
Art and development costs	0.9	0.8
Impairment of trade name	0.0	1.1

Total expenses	90.5	92.7

Income from operations	9.5	7.3

Interest expense, net	2.8	3.3
Other (income) expense, net	0.0	(0.1)

Income before income taxes	6.7	4.1

Income tax expense	2.5	1.6

Net income	4.2	2.5

Less net (loss) income attributable to noncontrolling interests	0.0	(0.1)

Net income attributable to Amscan Holdings, Inc.	4.2%	2.6%

Total Revenues
     The following table sets forth the Company’s total revenues for the years ended December 31, 2009 and 2008, respectively.

	Year Ended December 31,
	2009		2008
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue
Revenues:
Sales:
Wholesale	$633,006	42.6%	$653,403	41.9%
Eliminations	(221,647)	(14.9)	(214,898)	(13.8)

Net wholesale	411,359	27.7	438,505	28.1
Retail	1,055,965	71.0	1,099,136	70.5

Total net sales	1,467,324	98.7	1,537,641	98.6
Franchise related	19,494	1.3	22,020	1.4

Total revenues	$1,486,818	100.0%	$1,559,661	100.0%

     Wholesale
     Net sales for 2009 of $411.4 million were $27.1 million or 6.2% lower than net sales for 2008, principally as a result of the downturn in the U.S. economy. Net sales to franchise and domestic independent party stores totaled $161.3 million and were $14.5 million or 8.3% lower than 2008 sales. Net sales to non-affiliated domestic retail channels totaled $84.6 million and were $1.9 million or 2.2% lower than in 2008, as the negative impact of the economy was partially offset by a seasonal direct import and contract manufacturing program for a supplier to the mass market and other channels. Net sales of metallic balloons were $84.5 million or 8.9% lower than in 2008, as wholesale distributors and retailers rationalized stock inventory levels in light of the economic downturn. International sales totaled $81.0 million and were $2.5 million or 3.0% lower than in 2008. Fluctuations in foreign currency account for an $11.0 million decrease in international sales, more than offsetting volume related growth in local currency sales, principally at European national accounts.
     Intercompany sales to our retail affiliates of $221.6 million were $6.7 million or 3.1% higher than in 2008 and represented 35.0% of the total wholesale sales in 2009 compared to 32.9% in 2008. The increase in intercompany sales principally reflects growth in our share of shelf at our company-owned retail stores, particularly the FCPO stores acquired in November 2007. During 2009, our wholesale sales to our retail segment represented 53.7% of the retail segment’s total purchases compared to 50.4% in 2008. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements
     Retail
     Net retail sales at our company-owned stores for 2009 of $1,056 million were $43.2 million or 3.9% lower than net retail sales for 2008, reflecting the downturn in the U.S. economy, the operation of fewer FCPO and outlet stores during 2009 and the inclusion of a 53rd week in our 2008 retail fiscal year. Net retail sales of our company-owned Party City Big Box stores (i.e., stores generally greater than 8,000 square feet) totaled $754.9 million and were $37.0 million or 4.7% lower than in 2008. Same store sales during 2009 decreased 3.3% compared to 2008 as the result of a decrease in transaction count, as the average dollar per transaction remained consistent between 2009 and 2008. During 2009, we generated $13.4 million in e-commerce sales compared to $5.9 million in 2008. The increase in e-commerce sales was driven by the launch of the PartyCity.com website in August 2009. Net retail sales at our FCPO stores of $197.0 million decreased $29.5 million or 13.0%, reflecting a 3.0% decrease in store count by year end and a decrease of 5.0% in same store sales. The decrease in same store sales reflects a 5.3% decrease in transaction count partially offset by a 0.3% increase in average dollar per transaction. Net retail sales at our outlet stores totaled $22.6 million and were $14.4 million or 38.9% lower than in 2008, principally due to the operation of 50% fewer outlet stores by year and a 15.9% decrease in same store sales. Net sales at our temporary Halloween stores totaled $68.0 million and were $28.6 million or 72.3% higher than in 2008 due to a 7.5% increase in average sales per store and a 65.7% increase in store count compared to 2008.

     Royalties and franchise fees
     Franchise related revenue for the year ended December 31, 2009, consisting of royalties and franchise fees, totaled $19.5 million or 11.5% lower than in 2008, as our franchise store count decreased by 23 stores or 8.4% and the stores experienced a same-store net sales decrease of 2.3% compared to 2008.
Gross Profit
     The following table sets forth the Company’s consolidated gross profit on net sales for the years ended December 31, 2009 and 2008, respectively.

	Year Ended December 31,
	2009		2008
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Associated Sales	Thousands	Associated Sales
Net Wholesale	$148,424	36.1%	$142,438	32.5%
Net Retail	419,859	39.8%	428,777	39.0%

Total Gross Profit	$568,283	38.7%	$571,215	37.1%

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
     General and administrative expenses for 2009 totaled $119.2 million and were $1.1 million or 0.9% lower than in 2008. The decrease in general and administrative expenses reflects a management-directed cost reduction program, which included reductions in work force, travel and other expenses, the reduction of a prior year purchase accounting reserve, and the impact of changes in foreign currency exchange rates. These decreases were partially offset by inflationary increases, particularly in base compensation and employee benefits, increased support for our expanding temporary Halloween operations, an increase in consulting expense and an additional provision for bad debts due to the bankruptcy of a national account in Europe. As a percentage of total revenues, general and administrative expenses were 8.0% for 2009 compared to 7.7% for 2008.
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
Income tax expense
     Income tax expense for 2009 and 2008 reflected consolidated effective income tax rates of 37.5% and 37.9%, respectively. The decrease in the 2009 effective income tax rate is primarily attributable to a lower average state income tax rate caused by earnings mix shift among subsidiaries and the expiration of state statutes of limitations for certain states that resulted in the recognition of previous unrecognized tax benefits and the favorable settlement of the audits of our 2006 and 2005 federal tax returns. These tax rate reductions were partially offset by a lower domestic manufacturing deduction, as a percentage of pre-tax income.
Liquidity and Capital Resources
Capital Structure
     On August 13, 2010, the Company entered into a new senior secured asset-based revolving credit facility (the “New ABL Facility”), for an aggregate principal amount of up to $325 million for working capital, general corporate purposes and the issuance of letters of credit. The New ABL Facility was used to refinance the Company’s existing asset-based revolver and its Party City Franchise Group (“PCFG”) revolver and term loan agreement. At closing, PCFG became a borrower under the New ABL facility and a guarantor under the terms of the Company’s then existing term loan facility and its 8.75%, $175 million senior subordinated notes.
     On December 2, 2010, the Company entered into a $675 million senior secured term loan facility (the “New Term Loan Credit Agreement”). The Company used the proceeds from this facility to terminate the then existing $342 million term loan facility, to pay a one-time cash dividend of $9,400 per share to common stockholders and a cash payment in lieu of a dividend to certain option holders and warrant holders aggregating approximately $311.2 million (the “Dividend”) and to pay related fees and expenses in connection with such refinancing and Dividend and related transactions (collectively, the “Transactions”). The term loans under the New Term Loan Credit Agreement were issued at a 1%, or $6.8 million discount that is being amortized by the effective interest method over the life of the loan.
     On December 2, 2010, the Company entered into an amendment to the New ABL Facility to permit the Transactions and amend the maturity date under the New ABL Facility to provide for a maturity date of August 13, 2015 or, if still outstanding, the date that is 120 days prior to the scheduled maturity of our senior subordinated notes or any indebtedness that refinances our senior subordinated notes.
New ABL Facility
     The New ABL Facility provides for (a) revolving loans in an aggregate principal amount at any time outstanding not to exceed $325 million, subject to a borrowing base described below, (b) swing-line loans in an aggregate principal amount at any time outstanding not to exceed 10% of the aggregate commitments under the facility and (c) letters of credit, in an aggregate face amount at any time outstanding not to exceed $50 million, to support payment obligations incurred in the ordinary course of business by the Company and its subsidiaries.
     Under the New ABL Facility, the borrowing base at any time equals (a) 85% of eligible trade receivables plus (b) 85% of eligible inventory at its net orderly liquidation value and (c) 90% of eligible credit card receivables, less (d) certain reserves.
     Amounts borrowed under the New ABL Facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) an alternate base rate determined by reference to the highest of (1) the prime rate of Wells Fargo, N.A., (2) the federal funds rate in effect on such date plus 1/2 of 1.00% and (3) the LIBOR rate for a three-month interest period plus 1% or (b) the LIBOR rate determined by reference to the LIBOR cost of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs. The applicable margin percentage ranges from 1.25% to 1.75% for alternate base rate loans and from 2.25% to 2.75% for loans based on the LIBOR rate, in each case based on average historical excess availability (as defined in the New ABL Facility). The applicable margin at December 31, 2010 was 1.50% for alternate base rate loans and 2.50% for loans based on the LIBOR rate.

     In addition to paying interest on outstanding principal under the New ABL Facility, the Company is required to pay a commitment fee of between 0.375% and 0.50% per annum in respect of the unutilized commitments thereunder. The Company must also pay customary letter of credit fees and agency fees.
     The New ABL Facility also provides that the Company has the right from time to time to request an amount of additional commitments up to $125 million, of which the entire amount remains available. The lenders under the New ABL Facility are not under any obligation to provide any such additional commitments, and any increase in commitments is subject to several conditions precedent and limitations. If we were to request any additional commitments, and the existing lenders or new lenders were to agree to provide such commitments, the facility size could be increased to up to $450 million, but our ability to borrow under this facility would still be limited by the amount of the borrowing base.
     In connection with the New ABL Facility, the Company incurred $3.8 million in finance costs that have been capitalized and will be amortized over the life of the loan.
     All obligations under the New ABL Facility are jointly and severally guaranteed by our parent and each existing and future domestic subsidiary of the Company. Each guarantor has secured its obligations under the guaranty by a first priority lien on its accounts receivable, inventory, cash and related proceeds and assets and a second priority lien on substantially all of its other assets.
     The New ABL Facility contains negative covenants that, among other things and subject to certain exceptions, restrict the ability of the parent, the Company and its restricted subsidiaries to:
•	incur additional indebtedness;

•	pay dividends or distributions on capital stock (except the Dividend) or redeem, repurchase or retire capital stock of the Company, the parent or any restricted subsidiary or make payments on, or redeem, repurchase or retire any subordinated indebtedness;

•	make certain investments, loans, advances and acquisitions;

•	enter into sale and leaseback transactions;

•	engage in transactions with affiliates;

•	create liens;

•	transfer or sell assets;

•	guarantee debt;

•	create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries;

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries; and

•	engage in unrelated businesses.
     In addition, we must comply with a fixed charge coverage ratio if our excess availability on any day is less than (a) 15% of the lesser of the aggregate commitments under the New ABL Facility or the then borrowing base or (b) $25 million. Excess availability under the New ABL Facility means the lesser of (a) the aggregate commitments under the New ABL Facility and (b) the then borrowing base, minus the outstanding credit extensions.
     The New ABL Facility also contains certain customary affirmative covenants and events of default.
     Borrowings under the New ABL Facility at December 31, 2010 totaled $150.1 million at interest rates ranging from 2.77% to 4.75%. Outstanding standby letters of credit totaled $12.9 million and the Company had $162.0 million of excess availability under the terms of the New ABL Facility at December 31, 2010.
New Term Loan Credit Agreement
     Amounts borrowed under the New Term Loan Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (a) an alternate base rate determined by reference to the highest of (1) the prime rate of Credit Suisse AG, (2) the federal funds rate in effect on such date plus 1/2 of 1.00% and (3) the LIBOR rate for a one-month interest period plus 1% or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant interest period, adjusted for certain additional costs, but not less than 1.50%. The applicable margin percentage is 4.25% for alternate base rate loans and 5.75% for loans based on the LIBOR rate.
     In addition to paying interest on outstanding principal under the New Term Loan Credit Agreement, the Company must also pay customary agency fees.

     The New Term Loan Credit Agreement also provides that the Company has the right from time to time to request an amount of additional term loans up to $175 million and to refinance, replace or extend the maturity date of all or a portion of the then existing term loans thereunder. The lenders under the New Term Loan Credit Agreement are not under any obligation to provide any such additional term loans, provide such refinancing or replacement term loans, or agree to extend the maturity date of existing term loans held by them, and transactions to effect any additional, refinancing, replacement or extended term loans are subject to several conditions precedent and limitations.
     The New Term Loan Credit Agreement provides that the term loans are subject to a 1.00% prepayment premium if voluntarily repaid under certain circumstances before December 2, 2011. Otherwise, we may voluntarily prepay the term loans at any time without premium or penalty, other than customary breakage costs with respect to loans based on the LIBOR rate. The term loans are subject to mandatory prepayment, subject to certain exceptions, with (i) 100% of net proceeds arising from all non-ordinary course asset sales or other dispositions of property(including casualty events) by the Company or by its subsidiaries, subject to reinvestment rights and certain other exceptions, (ii) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the New Term Loan Credit Agreement, (iii) commencing with the fiscal year ended December 31, 2011, 50% (which percentage will be reduced to 25% and 0% if the Company’s total leverage ratio is less than specified ratios) of the Company’s annual excess cash flow (as defined in the New Term Loan Credit Agreement).
     The term loans under the New Term Loan Credit Agreement mature on December 2, 2017 (or January 30, 2014, if the Company’s senior subordinated notes are not refinanced with indebtedness permitted to be incurred under the New Term Loan Credit Agreement that matures at least 91 days after the maturity date of the term loans). The Company is required to repay installments on the term loans in quarterly principal amounts of 0.25%, with the remaining amount payable on the maturity date.
     All obligations under the New Term Loan Credit Agreement are jointly and severally guaranteed by our parent and each existing and future domestic subsidiary of the Company. Each guarantor has secured its obligations under the guaranty by a first priority lien on substantially all of its assets (other than accounts receivable, inventory, cash and related proceeds and assets) and a second priority lien on its accounts receivable, inventory, cash and related proceeds and assets.
     The New Term Loan Credit Agreement contains negative covenants that are substantially similar to our New ABL Facility, except that the New Term Loan Credit Agreement does not require compliance with a fixed charge coverage ratio. The New Term Loan Credit Agreement also contains certain customary affirmative covenants and events of default.
     In connection with the New Term Loan Credit Agreement, the Company incurred $12.2 million in finance costs that have been capitalized and will be amortized over the life of the loan.
     At December 31, 2010, the outstanding principal amount of term loans under the Term Loan Credit Agreement was $666.6 million, which reflects an original issue discount of $6.7 million net of $0.1 million of accumulated amortization, and the interest rate on borrowings ranged from 6.75% to 7.50%
Other Credit Agreements
     At December 31, 2010, we have a $0.4 million Canadian dollar denominated revolving credit facility that bears interest at the Canadian prime rate plus 1.1% and expires in June 2011, and a 1.4 million British Pound Sterling denominated revolving credit facility that bears interest at the UK base rate plus 1.75% on the first 1.0 million British Pound Sterling and 4.75% over the UK base rate on the remaining $0.4 million British Pound Sterling. The British Pound Sterling revolving credit facility expires on June 30, 2011. There were no borrowings under the British Pound Sterling revolving credit facility at December 31, 2010. At December 31, 2009, borrowings outstanding under the British Pound Sterling revolving credit facility were 0.4 million British Pound Sterling. At December 31, 2010 and 2009, there were no borrowings under the Canadian dollar denominated revolving credit facility. We expect to renew these revolving credit facilities upon expiration.
     Long-term borrowings at December 31, 2010 include a mortgage note with the New York State Job Development Authority of $4.5 million. The mortgage note was amended on December 18, 2009, extending the fixed monthly payments of principal and interest for a period of 60 months up to and including December 31, 2014. The note bears interest at the rate of 2.22%, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority’s confidential internal protocols. The mortgage note is collateralized by a distribution facility located in Chester, New York.
     In connection with its acquisition by AAH on April 30, 2004, the Company issued $175.0 million in principal amount of 8.75% senior subordinated notes due 2014 to their initial purchasers, which were subsequently resold to qualified institutional buyers and non-U.S. persons in reliance upon Rule 144A and Regulation S under the Securities Act of 1933 (the “Note Offering”). In August 2004, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4, offering to exchange registered notes for the notes issued in connection with the Note Offering. The terms of the notes and the exchange notes were substantially identical. The exchange was completed in October 2004. Interest is payable semi-annually in arrears on May 1 and November 1 of each year. The outstanding senior subordinated notes are guaranteed, jointly and severally, on an unsecured subordinated basis by each of the Company’s existing and future domestic subsidiaries.
     The indenture governing the outstanding notes contains certain covenants limiting, among other things and subject to certain exceptions, the Company’s ability and the ability of the Company’s restricted subsidiaries to:
•	incur additional indebtedness or issue preferred stock;

•	pay dividends or distributions on capital stock (except the Dividend, as defined below), or redeem, repurchase or retire capital stock of the Company or any restricted subsidiary or make payments on, or redeem, repurchase or retire any subordinated indebtedness;

•	make certain investments, loans, advances and acquisitions;

•	enter into sale and leaseback transactions;

•	engage in transactions with affiliates;

•	create liens;

•	transfer or sell assets;

•	guarantee debt;

•	create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries;

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries; and

•	engage in unrelated businesses.
     We may redeem our outstanding senior subordinated notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount of senior subordinated notes to be redeemed) set forth below, plus accrued and unpaid interest thereon, if redeemed during the twelve-month period beginning on May 1 of each of the years indicated below:

Year	Percentage
2011	101.458%
2012 and thereafter	100.000%
     If we experience certain kinds of change in control, we must offer to purchase our outstanding senior subordinated notes at 101% of their principal amount, plus accrued and unpaid interest.
     If we or our restricted subsidiaries engage in certain asset sales, we generally must either invest the net cash proceeds from such sales in our business within a period of time, prepay senior debt or make an offer to purchase a principal amount of our outstanding senior subordinated notes equal to the excess net cash proceeds, subject to certain exceptions. The purchase price of the outstanding senior subordinated notes will be 100% of their principal amount, plus accrued and unpaid interest.
     We have entered into various capital leases for machinery and equipment and automobiles with implicit interest rates ranging from 5.69% to 17.40% which extend to 2015. The Company has numerous non-cancelable operating leases for its retail store sites as well as several leases for offices, distribution and manufacturing facilities, showrooms and equipment. These leases expire on various dates through 2023 and generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance costs.
Restructuring costs
     Restructuring costs associated with the Factory Card & Party Outlet Acquisition of $9.1 million were accrued as part of net assets acquired. Through December 31, 2009, the Company incurred $6.7 million in restructuring costs, including $3.8 million in 2009. Through December 31, 2010, the Company incurred $7.6 million in restructuring costs including $0.9 million incurred in the year ended December 31, 2010. The Company expects to incur $0.5 million in restructuring costs in 2011.

     During October 2009, the Company communicated its plan to close the FCPO corporate office in Naperville, Illinois and to consolidate its retail corporate office operations into those of Party City, in Rockaway, New Jersey. In connection with the closing, the Company recorded severance costs of $1.8 million during 2009, all of which were paid by December 2010. The Company continues to utilize the Naperville facility as a distribution center for greeting cards and other products.
Other
     Rent expense for the years ended December 31, 2010 and 2009 totaled $144.0 million and $136.8 million, respectively. Minimum lease payments currently required under non-cancelable operating leases for the year ending December 31, 2011, approximate $112.2 million.
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
Cash Flow Data — Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
     Net cash provided by operating activities totaled $61.2 million during 2010, as compared to $123.9 million during 2009. Net cash flow provided by operating activities before changes in operating assets and liabilities was $133.4 million during 2010 and $124.2 million during 2009. Changes in operating assets and liabilities during 2010 resulted in the use of cash of $72.2 million and principally reflect an increase in inventories necessary to support the growth in our share of shelf at our company-owned retail stores as well as the growth in our temporary Halloween stores. Changes in operating assets and liabilities resulted in the use of cash of $0.2 million during 2009.
     Net cash used in investing activities totaled $102.8 million during 2010 and $54.4 million during 2009. Investing activities for 2010 included $30.4 million paid in connection with the purchase of the Christy’s Group and $21.5 million paid in connection with the purchase of retail franchise stores. Capital expenditures totaled $49.6 million in 2010 compared to $26.2 million in 2009. Retail capital expenditures totaled $37.2 million in 2010 and were principally for store renovations and updated information systems, while wholesale capital expenditures totaled $12.4 million.
     Net cash provided from financing activities was $46.5 million in 2010, compared to $70.2 million used in financing activities in 2009. During 2010, net cash provided by financing activities included $160.6 million from the refinancing of our asset based revolving credit facility and $675.0 million from the refinancing of our term loan credit facility. Cash provided by the refinancing of the revolving credit facility was principally used to pay off the $137.6 million balance on the prior revolving credit facility and the $19.2 million balance of the prior PCFG term loan. The remaining cash from financing under the revolving credit facility was principally used to pay down trade payables. Cash provided by the refinancing of the term loan credit facility was used to pay off the $341.6 million balance on the prior term loan credit facility and to pay a $301.8 million dividend to stockholders. Additionally, cash used in financing activities included scheduled payments on our long-term obligations that totaled $2.6 million compared to $11.0 million 2009.
Cash Flow Data — Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
     Net cash provided by operating activities totaled $123.9 million in 2009, as compared to $79.9 million in 2008. Net cash provided by operating activities before changes in operating assets and liabilities was $124.2 million for 2009 and $102.6 million for 2008. Changes in operating assets and liabilities resulted in the use of cash of $0.2 million in 2009 and $22.7 million in 2008. The increase in cash provided by operating activities during 2009 principally reflects an increase in income from operations and decreases in interest expense and inventory levels, partially offset by an increase in other assets.
     Net cash used in investing activities totaled $54.4 million in 2009 and $51.2 million in 2008. Investing activities for 2009 included $24.9 million paid in escrow in connection with the asset purchase agreement with American Greetings. Retail capital expenditures, principally for store renovations and updated information systems, totaled $16.3 million in 2009, while wholesale capital expenditures totaled $9.9 million.

     Net cash used in financing activities was $70.2 million in 2009 and $23.0 million in 2008. During 2009, the majority of cash used in financing activities was used to reduce borrowings under our revolving credit facility . Additionally, cash used in financing activities included scheduled payments on our long-term obligations that totaled $11.0 million in 2009 compared to $8.9 million during 2008. Scheduled payments during 2009 included an additional $2.5 million for payments on the PCFG term loan in connection with the amended credit agreement.
Tabular Disclosure of Contractual Obligations
     Our contractual obligations at December 31, 2010 are summarized by the year in which the payments are due in the following table (dollars in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter

Long-term debt obligations (a)	$846,183	$6,810	$6,835	$6,860	$181,982	$5,737	$637,959
Capital lease obligations (a)	3,976	2,236	1,446	147	131	16	—
Operating lease obligations (b)	425,164	112,172	95,026	67,314	45,510	33,369	71,773
Merchandise purchase commitments (c)	81,600	26,700	27,200	27,700	—	—	—
Minimum product royalty obligations	19,765	8,271	7,320	1,724	800	550	1,100

Total contractual obligations	$1,376,688	$156,189	$137,827	$103,745	$228,423	$39,672	$710,832

(a)	See Note 8 to our Consolidated Financial Statements which are included in this report beginning on page F-2.

(b)	We are also an assignor with continuing lease liability for sixteen stores sold to franchisees that expire through 2016. The assigned lease obligations continue until the applicable leases expire. The maximum amount of the assigned lease obligations may vary, but is limited to the sum of the total amount due under the lease. At December 31, 2010, the maximum amount of the assigned lease obligations was approximately $7.4 million and is not included in the table above.
The operating lease obligations included above do not include contingent rent based upon sales volume (which represented less than 1% of minimum lease obligations in 2010), or other variable costs such as maintenance, insurance and taxes. See Note 17 to our Consolidated Financial Statements which are included in this report beginning on page F-2.
(c)      The Company has certain purchase commitments with vendors requiring minimum purchase commitments through 2013.
     At December 31, 2010 there were no non-cancelable purchase orders related to capital expenditures.
     At December 31, 2010, there were $150.1 million of borrowings under our ABL Credit Agreement, and standby letters of credit totaling $12.9 million.
     Not included in the above table are $0.7 million of net potential cash obligations associated with unrecognized tax benefits due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations. Please refer to Note 16, “Income Taxes,” in the Notes to Consolidated Financial Statements for further information related to unrecognized tax benefits.
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
Product Royalty Agreements
     The Company enters into product royalty agreements that allow the Company to use licensed designs on certain of its products. These contracts require the Company to pay royalties, generally based on the sales of such product and may require guaranteed minimum royalties, a portion of which may be paid in advance. The Company matches royalty expense with revenue by recording royalties at the time of sale, at the greater of the contractual rate or an effective rate calculated based on the guaranteed minimum royalty and the Company’s estimate of sales during the contract period. If a portion of the guaranteed minimum royalty is determined to be unrecoverable, the unrecoverable portion is charged to expense at that time.
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
Long-Lived and Intangible Assets
     We review the recoverability of our long-lived assets, including definite-lived intangible assets other than goodwill, whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. For purposes of recognizing and measuring impairment, we evaluate long-lived assets other than goodwill based upon the lowest level of independent cash flows ascertainable to evaluate impairment. If the sum of the undiscounted future cash flows expected over the remaining asset life is less than the carrying value of the assets, we may recognize an impairment loss. The impairment related to long-lived assets is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not readily available, we estimate fair values using expected discounted future cash flows.
     During 2010 and 2008, the Company instituted programs to convert its FCPO stores and its company-owned and franchised Party America stores to Party City stores and recorded fourth quarter charges of $27.4 million and $17.4 million respectively, for the impairment of the Factory Card & Party Outlet and Party America trade names.
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
Insurance Accruals
     Our consolidated balance sheet includes significant liabilities with respect to self-insured workers’ compensation, medical and general liability claims. We estimate the required liability for such claims based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). Adjustments to earnings resulting from changes in historical loss trends have been insignificant. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings.
Income Taxes
     Temporary differences arising from differing treatment of income and expense items for tax and financial reporting purposes result in deferred tax assets and liabilities that are recorded on the balance sheet. These balances, as well as income tax expense, are determined through management’s estimations, interpretation of tax law for multiple jurisdictions and tax planning. If our actual results differ from estimated results due to changes in tax laws or tax planning, our effective tax rate and tax balances could be affected. As such, these estimates may require adjustment in the future as additional facts become known or as circumstances change.
     The Company’s income tax returns are periodically audited by the Internal Revenue Service and by various state and local jurisdictions. The Company reserves for uncertain tax positions according to the guidance of ASC 740-10 Income Taxes. See further discussion in Note 16 of the Notes to the Consolidated Financial Statements.

Stock-Based Compensation
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards, Accounting Standards Codification or “ASC Subtopic 718 (“SFAS No. 123(R”)) “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” as amended. ASC Subtopic 718 (SFAS No. 123(R)) establishes standards for the accounting for transactions where an entity exchanges its equity for goods or services and transactions that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. ASC Subtopic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Generally, the fair value approach in ASC Subtopic 718 is similar to the fair value approach described in SFAS No. 123.
     The Company adopted ASC Subtopic 718 using the prospective method. Since the Company’s common stock is not publicly traded, the options granted in 2005 under SFAS No. 123 continue to be expensed under the provisions of SFAS No.123 using a minimum value method. Options issued subsequent to January 1, 2006 are expensed under the provisions of ASC Subtopic 718 (see Note 15).
Legal Proceedings
     We are a party to certain claims and litigation in the ordinary course of business. We do not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon our financial condition or future results of operations.
Recently Issued Accounting Pronouncements
     In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires increased disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables. The guidance is generally effective for reporting periods ending after December 15, 2010. There was no material impact from this update.
     In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805).” This update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period and specifically requires the same information for the comparative prior period. This guidance is generally effective for annual reporting periods beginning on or after December 15, 2010. We do not anticipate any material impact from this update.
     In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings” in Update No. 2010-20. ASU 2011-01 defers the portion of ASU 2010-20 related to troubled debt disclosures. This guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. We do not anticipate any material impact from this update.
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
     The following table sets forth our historical revenues, gross profit, income from operations and net income (loss), by quarter, for 2010 and 2009.

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands)
2010
Revenues:
Net sales	$304,379	$352,705	$358,772	$563,821
Royalties and franchise fees	3,844	4,453	4,035	7,085
Gross profit	104,479	141,840	132,437	257,863
Income from operations	8,288	35,367	17,963	65,818	(a)
Net (loss) income attributable to Amscan Holdings, Inc.	(412)	16,460	4,603	28,668	(a)

2009
Revenues:
Net sales	$309,046	$337,536	$336,944	$483,798
Royalties and franchise fees	3,694	4,536	4,164	7,100
Gross profit	103,629	128,425	121,453	214,776
Income from operations	12,201	27,818	14,937	86,917
Net income attributable to Amscan Holdings, Inc.	2,403	10,952	3,079	46,119

(a)	During the 4th Quarter 2010, the Company recorded a charge of $27,400 to write off the Factory Card & Party Outlet trade name.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we utilize interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the years ended December 31, 2010, 2009 and 2008, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes would have decreased, by $7.1 million, $6.7 million, and $7.3 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we (1) may not be able to achieve hedge effectiveness to qualify for hedge-accounting treatment and, therefore, would record any gain or loss on the fair value of the derivative in other expense (income) and (2) may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in gross profit of $6.7 million, $5.5 million, and $5.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
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
          As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.
(b) Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation performed, management concluded that its internal control over financial reporting, based on the COSO criteria, was effective, at the reasonable assurance level, as of December 31, 2010.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s public accounting firm.
Item 9B. Other Information
     Not applicable.

PART III
Item 10. Directors and Executive Officers of the Registrant
     Set forth below are the names, ages and positions with the Company of the persons who are serving as directors and executive officers of the Company at April 13, 2011.

Name	Age	Position
Gerald C. Rittenberg	59	Chief Executive Officer and Director
James M. Harrison	59	President, Chief Operating Officer and Director
Michael A. Correale	53	Chief Financial Officer
Gregg A Melnick	41	President, Party City Retail Group
Robert J. Small	44	Chairman of the Board of Directors
Steven J. Collins	42	Director
Michael F. Cronin	57	Director
Kevin M. Hayes	42	Director
Jordan A. Kahn	69	Director
William A. Kussell	51	Director
Richard K. Lubin	64	Director
Carol M. Meyrowitz	57	Director
David M. Mussafer	47	Director
     Gerald C. Rittenberg became our Chief Executive Officer in December 1997. From May 1997 until December 1997, Mr. Rittenberg served as acting Chairman of the Board. Prior to that time, Mr. Rittenberg served as our President from October 1996.
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
     Gregg A. Melnick became President of Party City Retail Group in March 2011. From May 2010 to February 2011, Mr. Melnick was President of Party City Corporation. Previously, he was Chief Operating Officer from October 2007 to April 2010, and Chief Financial Officer from September 2004 to September 2007.
     Robert J. Small became one of our directors upon the consummation of the acquisition of the Company by AAH Holdings Corporation (the “2004 Transactions”). Mr. Small, a Managing Director of Berkshire Partners LLC, which he joined in 1992, currently serves on the board of directors of TransDigm Group Incorporated. Mr. Small has also served on the board of directors of Hexcel Corporation and several privately held companies.
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
     Kevin M. Hayes became one of our directors upon the consummation of the 2004 Transactions. Mr. Hayes is a Partner of Weston Presidio and has served in that position since 2000. Mr. Hayes is also serves as a director of several privately held companies.

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
     William A. Kussell became a director in October, 2010. Mr. Kussell is an Operating Partner at Advent International, working in the North American Consumer Retail Segment. Prior to joining Advent International, he was President and Chief Brand Officer for Dunkin Donuts World Wide. Mr. Kussel also serves on the board of directors of Modell’s Sporting Goods and Extended Stay Hotels.
     Richard K. Lubin became one of our directors upon the consummation of the 2004 Transactions. Mr. Lubin, a Managing Director of Berkshire Partners LLC, which he co-founded in 1986, currently serves on the board of directors of SkillSoft. Mr. Lubin has also served on the board of directors of Electro-Motive Diesel, Holmes Products Corporation and a number of privately held companies.
     Carol M. Meyrowitz became a director in August 2006. Ms. Meyrowitz is currently a Director and CEO of The TJX Companies, Inc., where she has had extensive management experience since 1983. Ms. Meyrowitz also serves as a director of Staples, Inc. and is a member of the Board of Overseers for the Joslin Diabetes Center. Ms. Meyrowitz also served on the board of directors of the Yankee Candle Company from 2004 through 2007.
     David M. Mussafer has been a member of our Board since August 2008. Mr. Mussafer, a Managing Partner of Advent International, which he joined in 1990, previously served on the board of directors of Dufry AG, Kirkland’s, lululemon athletica inc. and numerous privately held businesses. Mr. Mussafer received a B.S.M. from Tulane University and an M.B.A. from the Wharton School of the University of Pennsylvania.
Board of Directors
     The Board of Directors is led by Robert J. Small, a Non-Executive Chairman of the Board, and is comprised of eight additional non-employee directors and two employee directors. The Board of Directors has determined that Jordan A. Kahn, William A. Kussell, and Carol M. Meyrowitz are independent directors, as used in Item 7(d)(iv) of Schedule 14A under the Exchange Act.
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
Item 11. Executive Compensation
Compensation Discussion and Analysis
     This compensation discussion and analysis section is intended to provide information about our compensation objectives and policies for our Chief Executive Officer, our Chief Operating Officer, our Chief Financial Officer, and our President-Party City Retail Group (we refer to these officers as our “named executive officers”) that will place in context the information contained in the tables that follow this discussion.

  Compensation Committee
     The Compensation Committee of the Board of Directors consists of Richard K. Lubin, Chairman, Kevin M. Hayes, Jordan A. Kahn and David M. Mussafer. The Compensation Committee is responsible for setting and administering our executive compensation policies and programs and determining the compensation of our executive officers. The Compensation Committee also administers our Equity Incentive Plan (as defined hereafter). The Compensation Committee met periodically in 2010, and all members of the Compensation Committee attended each meeting.
     The Compensation Committee has the authority to retain outside independent executive compensation consultants to assist in the evaluation of executive officer compensation and in order to ensure the objectivity and appropriateness of the actions of the Compensation Committee. The Compensation Committee has the sole authority to retain, at our expense, and terminate any such consultant, including sole authority to approve such consultant’s fees and other retention terms. However, all decisions regarding compensation of executive officers are made solely by the Compensation Committee. No independent executive compensation consultants were retained by the Compensation Committee during 2010.
  Compensation Philosophy
     Our executive compensation program has been designed to motivate, reward, attract, and retain the management deemed essential to ensure our success. The program seeks to align executive compensation with our short- and long-term objectives, business strategy, and financial performance. We seek to create a sustainable competitive advantage by achieving higher productivity and lower costs than our competitors. Our compensation objectives at all compensation levels are designed to support this goal by:
•	linking pay to performance to create incentives to perform;

•	ensuring compensation levels and components are actively managed; and

•	using equity compensation to align employees’ long-term interests with those of the stockholders.
  Compensation
     The Chief Executive Officer evaluates the performance of all executive and senior officers against their established goals and objectives. Annually, the Chief Executive Officer uses the results of these evaluations to determine compensation packages for executive and senior officers to be recommended for approval by the Compensation Committee. The Compensation Committee meets annually, usually in February, to evaluate the performance of the executive and senior officers, and to establish their base salaries, annual cash incentive award for the prior year’s performance and share-based incentive compensation to be effective in the first quarter of the current year. The Chief Executive Officer may request a meeting of the Compensation Committee at an interim date to review the compensation package of a named executive or other officer, as the result of unforeseen organizational or responsibility changes, including new hires that occur during the year.
     In determining compensation components and levels, the Chief Executive Officer and the Compensation Committee consider the scope and responsibility of the officer’s position, our overall financial and operating performance, the officer’s overall performance and future potential, and the officer’s income potential resulting from common stock acquired and stock options received in prior years. Three of the four members of the Compensation Committee are representatives of the private equity firms that collectively own approximately 93% of our outstanding equity. Thus, unlike the situation at many public companies, compensation decisions at our Company are made by individuals who have a real and direct economic stake in the outcome of the decisions. The Committee members apply their considerable experiences in serving as directors of private equity portfolio companies to devise compensation packages that they believe will attract, retain and provide incentives to the executive talent necessary to manage an entity in which their firms have a substantial economic interest. Although the Committee looks to other companies to get a sense of the market for executive compensation in comparable circumstances, it does not engage in formal benchmarking or formulaic compensation. The members take the compensation actions that a prudent owner of a business would take to make sure that they have the right executive management to protect their investment.
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
     Compensation is comprised of the following components:
  Base Salary
     The base salaries for our officers were determined based on the scope of their responsibilities, basing the determination in large part on the collective experience that the Sponsor representatives have with other companies in their respective portfolios. Generally, we believe that executive base salaries should be near the middle of the range of salaries that our Committee members have observed for executives in similar positions and with similar responsibilities. Base salaries will be reviewed annually, and adjusted from time to time to reflect individual responsibilities, performance and experience, as well as market compensation levels.
  Annual Cash Bonus Plan
     We have an annual cash incentive plan that is designed to serve as an incentive to drive annual financial performance. As a company with a substantial amount of indebtedness, we believe that Adjusted EBITDA is an important measure of our financial performance and ability to service our indebtedness and we use it as the target metric for our annual cash incentive plan. Adjusted EBITDA is a non-GAAP measure used internally and is measured by taking net income (loss) from operations and adding back interest charges, income taxes, depreciation and amortization and adjustments for other non-cash or non-recurring transactions. Individual performance factors can also play a role in determining incentive compensation. Each named executive is assigned a percentage of base salary — ranging from 50% to 100%- that can be earned if the target Adjusted EBITDA is achieved. The base range percentage is adjusted based on actual performance, with a maximum range of 75% to 150% and a minimum of zero.
     For 2010, the target Adjusted EBITDA was $206 million and the Company needed to achieve Adjusted EBITDA of $230 million in order for the maximum incentive to be earned. We achieved Adjusted EBITDA of $225 million. As a result, the Committee concluded to pay incentive awards that were 88% of the maximum.

  Stock-based Incentive Program
     We have an Equity Incentive Plan (the “Equity Incentive Plan”) under which the Committee may grant incentive awards in the form of options to purchase shares of common stock and shares of restricted or unrestricted common stock to directors, officers, employees and consultants (“Participants”) of Party City and its affiliates. The Compensation Committee uses the Equity Incentive Plan as an important component of our overall compensation program because it helps retain key employees, aligns their financial interests with the interests of our equity owners, and rewards the achievement of the our long-term strategic goals. Common stock options provide our employees with the opportunity to purchase and maintain an equity interest in the Company and to share in the appreciation of the value of our stock.
     We granted a substantial amount of equity at the time of the 2004 Acquisition and have refreshed those awards on several occasions since 2004. The Committee uses both time-based awards and performance-based awards to provide what it believes are the appropriate incentives. Time-based stock options help to retain executives, who must be employed by us at the time the award vests. In addition, because we set the exercise price of stock options at the fair value of the common stock at the time of grant, our equity value must increase — thereby benefiting all stockholders — before the awards have any value. Performance-based awards are vested only if there is a liquidity event and our private equity owners have achieved a specified internal rate of return on their investment. We believe that these awards put our executives in the shoes of the equity owners and align their interest with those of our stockholders.
     Unless otherwise provided in the related award agreement or, if applicable, the Stockholders’ Agreement, immediately prior to certain change of control transactions described in the Equity Incentive Plan, all outstanding Company stock options will, subject to certain limitations, become fully exercisable and vested and any restrictions and deferral limitations applicable to any restricted stock awards will lapse. We believe that providing for acceleration upon a liquidity event such as a change of control helps to align the interests of the executive with those of the stockholders.
     In March 2010, the Committee made a stock option award to Gregg A. Melnick, upon his promotion to President of our Party City Retail Group. The award consisted of time-based options for 30 shares that vest in five equal annual installments commencing on the first anniversary of the grant date and performance-based options for 16 shares that have the same terms as described above for all performance-based awards.
  Special stock option distribution
     In December 2010, in connection with the refinancing of our term loan agreement (see Liquidity and Capital Resources), our Board of Directors declared a one-time cash dividend of $9,400 per share of outstanding Common Stock and similar distributions to the holders of vested time options, in order to recognize that the dividend would reduce the Company’s stock valuation. The named executives, to the extent they held either common shares or vested time options, received the same payment per share or vested option as every other shareholder and time option holder. The distributions related to the vested time options are shown in the summary of compensation table in a separate column. In addition, for the portion of the outstanding performance-based options that were vested at the time of the dividend, but as to which the additional performance criteria had not been met, the holders will receive a dividend equivalent payment if the performance conditions cause the award to be earned. The Board of Directors believed that this treatment of option holders was fair and consistent with their status as equity participant in our company.
  Other Compensation
     Each named executive is eligible to participate in the Company’s benefit plans, such as medical, dental, group life, disability and accidental death and dismemberment insurance. Under our profit sharing plans, our named executive officers and generally all full-time domestic exempt and non-exempt employees who meet certain length-of-service and age requirements, as defined, may contribute a portion of their compensation to the plan on a pre-tax basis and receive a matching contribution ranging from 25% to 100% of the employee contributions, not to exceed a range of 4% to 6% of the employee’s annual salary. In addition our profit-sharing plans provide for annual discretionary contributions to be credited to participants’ accounts. Named executive officers participate in the benefit plans on the same basis as most other Company employees.
     The Chief Executive Officer and the Chief Operating Officer drive automobiles owned by the Company. The Chief Financial Officer and the President-Party City Retail Group each receive an allowance to cover the cost of his automobile. The annual value of the automobile usage and the allowance are reported as taxable income to the executive. All employees, including the named executives are reimbursed for the cost of business related travel.
     The named executive officers did not receive any other perquisites or personal benefits or property in 2010, 2009, or 2008.
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
  Tax Treatment
     As the Company’s common stock is not publicly traded, executive compensation is not subject to the provisions of Section 162(m) of the Internal Revenue Code which limit the deductibility of compensation paid to certain individuals to $1.0 million, excluding qualifying incentive-based compensation. However, as part of its role, the Compensation Committee reviews and considers the current and future deductibility of executive compensation. Accordingly, the Company believes that compensation paid to its named executive officers is and will remain fully deductible for federal income tax purposes. However, in certain situations, the Compensation Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its named executive and senior officers. In addition, should executive compensation become non-deductible for income tax purposes, the Compensation Committee may consider revisions to its policies and programs in response to this provision of law.

     The following is a general description of the federal income tax consequences to the Participant and the Company with regard to the types of share-based payment awards granted under the Equity Incentive Plan:
     Incentive stock options. There typically will be no federal income tax consequences to the optionee or to the Company upon the grant of an incentive stock option. As discussed subsequently in this paragraph, the exercise of an incentive stock option may result in alternative minimum tax consequences to the optionee. If the optionee holds the option shares for the required holding period of at least two years after the date the option was granted and one year after exercise, the difference between the exercise price and the amount realized upon sale or disposition of the option shares will be long-term capital gain or loss, and the Company will not be entitled to a federal income tax deduction. If the optionee disposes of the option shares in a sale, exchange, or other disqualifying disposition before the required holding period ends, he or she will recognize taxable ordinary income in an amount equal to the excess of the fair market value of the option shares at the time of exercise over the exercise price, and the Company will be allowed a federal income tax deduction equal to such amount. While the exercise of an incentive stock option does not result in current taxable income, the excess of the fair market value of the option shares at the time of exercise over the exercise price will be an item of adjustment for purposes of determining the optionee’s alternative minimum taxable income. Thus, exercise of an incentive stock option may trigger alternative minimum tax.
     Non-qualified stock options. There typically will be no federal income tax consequences to the optionee or to the Company upon the grant of a nonqualified stock option under the Plan. When the optionee exercises a nonqualified option, however, he or she will recognize ordinary income in an amount equal to the excess of the fair market value of the common stock received at the time of exercise over the exercise price, and the Company will be allowed a corresponding deduction, subject to any applicable limitations under the Internal Revenue Code Section 162(m). Any gain that the optionee recognizes when he or she later sells or disposes of the option shares will be short-term or long-term capital gain, depending on how long the shares were held.
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

Summary of Compensation Table

					Other
				Option	Compensation
Name and Principal Position	Year	Salary (a)	Bonus (b)	Awards (c)	(d) (e)	Total

Gerald C, Rittenberg	2010	$1,102,500	$1,798,900	$—	$2,261,042	$5,162,442
Chief Executive Officer	2009	1,050,000	1,367,000	—	21,400	2,438,400
	2008	1,000,000	1,066,000	595,300	21,400	2,682,700
James M. Harrison	2010	$937,125	$1,481,600	$—	$1,537,814	$3,956,539
President and	2009	892,500	1,114,500	—	20,600	2,027,600
Chief Operating Officer	2008	850,000	858,600	446,500	19,800	2,174,900
Michael D. Heller	2009	$507,800	$270,100	$—	$700	$778,600
Executive Vice President — Retail Operations	2008	507,800		331,000	700	839,500
Michael A. Correale	2010	$345,000	$226,700	$—	$258,804	$830,504
Chief Financial Officer	2009	333,125	129,100	—	40,400	502,625
	2008	325,000	93,100	—	37,400	455,500
Gregg A Melnick	2010	$525,000	$344,991	$232,530	$262,600	$1,365,121
President, Party City Retail Group

(a)	Amounts include executive’s contribution to profit sharing plans

(b)	Represents annual bonuses earned with respect to the years indicated, whether paid or accrued, and, in 2010, 2009 and 2008, annual deferred compensation for Messrs. Rittenberg and Harrison of $350,000 and $250,000, respectively.

(c)	The dollar values shown reflect the aggregate grant date fair value of equity awards granted within the year in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 for stock-based compensation. These amounts reflect the total grant date expense for these awards and do not correspond to the actual cash value that will be recognized by each individual when received.

(d)	Includes a special stock option distribution of $9,400 per vested option described earlier to the following named executive officers in the amounts after their names: Mr. Rittenberg ($2,232,442), Mr. Harrison ($1,517,714), Mr. Correale ($217,704) and Mr. Melnick ($253,800).

(e)	Represents contributions by the Company under a profit sharing and savings plan, insurance premiums paid by the Company with respect to term life insurance for the benefit of the named executive officer and automobile-related compensation.

Grants of Plan Based Awards
     Mr. Melnick received a grant of 30 time-based options and 16 performance-based options on March 10, 2010, at a strike price of $28,350.
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
Options Exercised
     There were no time or performance based options exercised by our named executives during the year ended December 31, 2010.
Outstanding Equity Awards
     The following table sets forth certain information with respect to outstanding equity awards at December 31, 2010 with respect to the named executive officers.

	Number of Securities		Option	Option
	Underlying Unexercised Options		Exercise	Expiration
Name	No. Exercisable	No. Unexercisable	Price ($/Share)	Date

Gerald C. Rittenberg	—	100.00	22,340	3/6/2018
	40.40	127.20	12,000	4/1/2016
	154.51	162.86	10,000	4/1/2015
	40.58	—	2,500	4/30/2014
James M. Harrison	—	75.00	22,340	3/6/2018
	38.16	114.48	12,000	4/1/2016
	103.01	108.58	10,000	4/1/2015
	20.29	—	2,500	4/30/2014
Michael D. Heller	13.58	44.37	28,350	12/30/2018
Michael A. Correale	12.72	25.44	12,000	4/1/2016
	10.44	17.40	10,000	4/1/2015
Gregg A. Melnick	—	46.00	28,350	3/10/2020
	2.00	13.00	22,340	2/25/2018
	25.00	50.00	12,000	4/1/2016
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
     The following table further summarizes the compensation paid to the independent directors for the year ended December 31, 2010.

	Fees Earned or	Option
Name	Paid in Cash	Awards	Total

Jordan A. Kahn	$26,000	$	$26,000
William A. Kussell	19,500	14,000	33,500
Carol M. Meyrowitz	26,000	—	$26,000
     During 2010, Mr. Kussell was granted 2 time based stock option awards.
     Directors who are also our employees receive no additional compensation for serving as a director.
Compensation Committee Interlocks and Insider Participation
     No interlocking relationship exists between our board of directors or Compensation Committee and the Board of Directors or Compensation Committee of any other company, nor has any interlocking relationship existed in the past.
Employment Arrangements
     Employment Agreement with Gerald C. Rittenberg. Gerald C. Rittenberg entered into an employment agreement with us, dated January 1, 2008, which is referred to as the Rittenberg Employment Agreement, pursuant to which Mr. Rittenberg will serve as our Chief Executive Officer through December 31, 2012. During 2010, Mr. Rittenberg received an annual base salary of $1.1 million, which will increase per the terms of the Rittenberg Employment Agreement. Mr. Rittenberg will be eligible for an annual bonus for each calendar year if certain operational and financial targets are attained as determined by both our compensation committee and board of directors in consultation with Mr. Rittenberg. In addition to the annual bonus, Mr. Rittenberg is entitled to receive a deferred bonus accruing at a rate of $0.4 million per year, payable on the earlier of the expiration of the Employment Agreement or termination of employment by the Company other than for cause or by Mr. Rittenberg for good reason, as defined in the Rittenberg Employment Agreement. The Rittenberg Employment Agreement also provides for other customary benefits including incentive, savings and retirement plans, paid vacation, health care and life insurance plans and expense reimbursement.
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
     Employment Agreement with James M. Harrison. James M. Harrison entered into an employment agreement with us, dated January 1, 2008, which is referred to as the Harrison Employment Agreement, pursuant to which Mr. Harrison would serve as our President through December 31, 2012. During 2010, Mr. Harrison received an annual base salary of $0.9 million, which will increase per the terms of the Harrison Employment Agreement. The Harrison Employment Agreement contains provisions for deferred bonus payments (accruing at an annual rate of $0.3 million), annual bonus payments, severance, other benefits and provisions for non-competition and non-solicitation similar to those in the Rittenberg Employment Agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     As of December 31, 2010, the issued and outstanding capital stock of AAH consisted of 30,824.02 shares of common stock, par value $.01 per share. The number of shares of AAH common stock outstanding used in calculating the percentage for each listed person includes the shares of AAH common stock underlying the options beneficially owned by that person that are exercisable within 60 days following December 31, 2010. The stockholders agreement of AAH governs the stockholders’ exercise of their voting rights with respect to the election of directors and other material events. See “Certain Relationships and Related Transactions.”
     The following table sets forth information with respect to the beneficial ownership of AAH common stock as of April 13, 2011 (i) by each person known by us to own beneficially more than 5% of such class of securities, (ii) by each director and named executive officer and (iii) by all directors and executive officers as a group. Unless otherwise noted, to our knowledge, each of such stockholders has sole voting and investment power as to the shares shown.

	Shares of Company	Percentage
	Common Stock	Of Class
Name of Beneficial Owner	Beneficially Owned	Outstanding

Advent International(1)	11,918.71	38.67%
Berkshire Partners LLC(2)	11,210.31	36.37%
Weston Presidio (3)	5,605.16	18.19%
GB Holdings I LLC	1,118.01	3.63%
Steven J. Collins(4)†	11,918.71	38.67%
Michael A. Correale(5)††	36.66	*
Michael F. Cronin(6)†	5,605.16	18.19%
James M. Harrison(7)†, ††	237.31	*
Kevin M. Hayes(6)†	5,605.16	18.19%
Jordan A. Kahn(8) †	59.33	*
William A. Kussell†	—	*
Richard K. Lubin(9)†	11,210.31	36.37%
Gregg A. Melnick(10)††	67.00	*
Carol M. Meyrowitz(11) †	27.45	*
David M. Mussafer (4) †	11,918.71	38.67%
Gerald C. Rittenberg(12)†, ††	398.69	1.25%
Robert J. Small(10)†	11,210.31	36.37%
All directors and executive officers as a group (12 persons)	29,560.63	94.39%

*	Less than 1%

†	Director

††	Named Executive Officer

(1)	Consists of 11,918.71 shares held by Advent-Amscan Acquisition LLC

(2)	Consists of (i) 2,553.36 shares of common stock owned by Berkshire Fund V, Limited Partnership, (ii) 8,290.22 shares of common stock owned by Berkshire Fund VI, Limited Partnership, (iii) 19.51 shares of common stock owned by Berkshire Investors III LLC and (iv) 347.22 shares of common stock owned by Berkshire Investors LLC. The address of Berkshire Partners LLC is the John Hancock Tower, 200 Clarendon Street, Boston, Massachusetts 02116-5021.

(3)	Consists of (i) 5,517.82 shares of common stock owned by Weston Presidio Capital IV, L.P. and (ii) 87.34 shares owned by WPC Entrepreneur Fund II, L.P.

(4)	Mr. Collins is a Managing Director of Advent International and Mr. Mussafer is a Managing Partner of Advent International. Mr. Collins and Mr. Mussafer each disclaims beneficial ownership of the shares held by Advent International, except to the extent of his pecuniary interest therein. Their addresses are 75 State Street, Boston, Massachusetts 02109.

(5)	Includes 23.16 shares which could be acquired by Mr. Correale within 60 days upon exercise of options.

(6)	Mr. Cronin is a Managing Partner of Weston Presidio and Mr. Hayes is a General Partner of Weston Presidio. Mr. Cronin and Mr. Hayes each disclaims beneficial ownership of the shares held by Weston Presidio, except to the extent of his pecuniary interest therein. Their addresses are 200 Clarendon Street, 50th Floor, Boston, Massachusetts 02116.

(7)	Includes 161.46 shares which could be acquired by Mr. Harrison within 60 days upon exercise of options.

(8)	Includes 2.5 shares which could be acquired by Mr. Kahn within 60 days upon exercise of options.

(9)	Mr. Lubin and Mr. Small are Managing Directors of Berkshire Partners LLC. Mr. Lubin and Mr. Small each disclaims beneficial ownership of the shares held by Berkshire Partners LLC, except to the extent of his pecuniary interest therein. Their address is the John Hancock Tower, 200 Clarendon Street, Boston, Massachusetts 02116-5021.

(10)	Includes 27.00 shares which could be acquired by Mr. Melnick within 60 days upon exercise of options.

(11)	Includes 1.62 shares which could be acquired by Ms. Meyrowitz within 60 days upon exercise of options.

(12)	Includes 237.49 shares which could be acquired by Mr. Rittenberg within 60 days upon exercise of options.
Stockholders’ Agreement
     The Company maintains a stockholders’ agreement with the Advent International, Berkshire Partners, and Weston Presidio (the “Principal Investors”), other investors and certain employees of the Company listed as parties thereto (the “Stockholders’ Agreement”). The following discussion summarizes the terms of the Stockholders’ Agreement, as amended, which the Company believes are material to an investor in the debt or equity securities of the Company. The Stockholders’ Agreement provides, among other things, for (i) the right of the non-principal investors to participate in, and the right of the Principal Investors to require the non-principal investors to participate in, certain sales of the Company’s common stock by the Principal Investors, (ii) prior to an initial public offering of the stock of the Company (as defined in the Stockholders’ Agreement), certain rights of the Company to purchase, and certain rights of the non-principal investors to require the Company to purchase (except in the case of termination of employment by such non-principal investors) all, but not less than all, of the shares of the Company’s common stock owned by a non-principal investor upon the termination of employment or death of such non-principal investor, at prices determined in accordance with the Stockholders’ Agreement and (iii) certain additional restrictions on the rights of the non-principal investors to transfer shares of the Company’s common stock. The Stockholders’ Agreement also contains certain provisions granting the Principal Investors and the non-principal investors certain rights in connection with the private sale or public registrations of the Company’s common stock and provides for indemnification and certain other rights, restrictions and obligations in connection with such registrations.

     For information concerning our equity compensation plan, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Item 13. Certain Relationships and Related Transactions
     The Company executed a management agreement with Berkshire Partners LLC and Weston Presidio, pursuant to which Berkshire Partners LLC and Weston Presidio will be paid annual management fees of $0.8 million and $0.4 million, respectively. At December 31, 2010, accrued management fees payable to Berkshire Partners LLC and Weston Presidio totaled $0.1 million and $0.1 million, respectively. Although the indenture governing the 8.75% senior subordinated notes will permit the payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of the Company.
Item 14. Principal Accountant Fees and Services
Audit Fees
     Fees for audit services totaled $1.5 million and $1.7 million for the years ended December 31, 2010 and 2009, respectively. These fees included the audit of the consolidated financial statements; reviews of financial statements included in the Company’s Quarterly Reports on Form 10-Q; assistance with SEC filings, including comfort letters, consents and comment letters; and accounting consultations on matters addressed during the audit or interim reviews.
Audit-Related Fees
     Fees for audit-related services totaled $0.1 million for the years ended December 31, 2010 and 2009. Such fees related to the audits of the Company’s employee benefit plans; due diligence services; and statutory audits incremental to the audit of the consolidated financial statements.
Tax Fees
     Fees for tax services, including tax compliance, tax advice and tax planning, totaled $0.5 million for the years ended December 31, 2010 and 2009.
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

3(2)	Amended By-Laws of Amscan Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-45457))

Exhibit
Number	Description

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

4(1)
Indenture, dated as of April 30, 2004, by and among the Company, the Guarantors named therein and The Bank of New York with respect to the 8.75% Senior Subordinated Notes due 2014. (incorporated by reference to Exhibit 4(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

4(2)
First Supplemental Indenture, dated as of June 21, 2004 by and among the Company, the Guarantors named therein and The Bank of New York with respect to the 8.75% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

4(3)
ABL Credit Agreement dated as of August 13, 2010, by and among Amscan Holdings, Inc., AAH Holdings Corporation, the subsidiaries of Amscan Holdings, Inc., from time to time party hereto, the Lenders, Wells Fargo Retail Finance, LLC, as administrative agent and collateral agent for the Lenders, Bank of America, N.A., as syndication agent for the Lenders and RBS Business Capital, TD Bank, N.A. and SunTrust Bank, as co-documentation agents. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated December 2, 2010 (Commission File No. 000-21827))

4(4)
Pledge and Security Agreement dated as of August 13, 2010 by and among Amscan Inc., Anagram International, Inc., Am-Source, LLC, Factory Card Outlet of America Ltd., Gags and Games, Inc., PA Acquisition Corp., Party City Corporation, and Party City Franchise Group, LLC, each a Borrower and collectively, Borrowers, Amscan Holdings, Inc., AAH Holdings Corporation, the Subsidiary Parties from time to time party hereto, and Wells Fargo Retail Finance, LLC, as administrative and collateral agent for the lenders party to the Credit Agreement. (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 2, 2010 (Commission File No. 000-21827))

4(5)
Amendment No. 1 to ABL Credit Agreement, dated as of December 2, 2010 (this “Amendment No.1”), is by and among Wells Fargo Bank, National Association successor by merger to Wells Fargo Retail Finance, LLC, in its capacity as administrative and collateral agent for the Lenders (as hereinafter defined) pursuant to the Credit Agreement defined below (in such capacity, “Administrative Agent”), the parties to the Credit Agreement as lenders (individually, each a “Lender” and collectively, “Lenders”), Amscan Inc., a New York corporation (“Amscan Inc.”), Anagram International, Inc., a Minnesota corporation (“International”), Am-Source, LLC, a Rhode Island limited liability company (“Am-Source”), Factory Card Outlet of America Ltd., an Illinois corporation (“Factory”), Gags and Games, Inc., a Michigan corporation (“Gags and Games”), PA Acquisition Corp., a Delaware corporation (“PA Acquisition”), Party City Corporation, a Delaware corporation (“Party City”), Party City Franchise Group, LLC, a Delaware limited liability company (“PCFG” and together with Amscan Inc., International, Am-Source, Factory, Gags and Games, PA Acquisition and Party City, each individually a “Borrower” and collectively, “Borrowers”), AAH Holdings Corporation, a Delaware corporation (“Holdings”), Amscan Holdings, Inc., a Delaware corporation (“Amscan”), JCS Packaging, Inc., a New York corporation (“JCS”), M&D Industries, Inc., a Delaware corporation (“M&D”), SSY Realty Corp., a New York corporation (“SSY”), Trisar, Inc., a California corporation (“Trisar”), Anagram Eden Prairie Property Holdings LLC, a Delaware limited liability company (“Eden Prairie”), Anagram International, LLC, a Nevada limited liability company (“AIL”), Anagram International Holdings, Inc., a Minnesota corporation (“AIHI”), Factory Card & Party Outlet Corp., a Delaware corporation (“Outlet”), Party America Franchising, Inc., a Minnesota corporation (“Franchising”), Party City Franchise Group Holdings, LLC, a Delaware limited liability company (“PCFG Holdings” and, together with Holdings, Amscan, JCS, M&D, SSY, Trisar, Eden Prairie, AIL, AIHI, Outlet and Franchising, each individually a “Guarantor” and collectively, “Guarantors”).

4(6)
Term Loan Credit Agreement and Related Exhibits dated as of December 2, 2010 among AAH Holdings Corporation, AMSCAN Holdings, Inc., the subsidiaries of AMSCAN Holdings, Inc. from time to time party hereto, the financial institutions party hereto as the Lenders, and Credit Suisse AG, as Administrative Agent and Collateral Agent, Credit Suisse Securities (USA) LLC and Goldman Sachs Lending Partners LLC as Joint Lead Arrangers; Credit Suisse Securities (USA) LLC, Goldman Sachs Lending Partners LLC, Barclays Capital, Deutsche Bank Securities Inc. and Wells Fargo Securities, LLC as Joint Bookrunners; Goldman Sachs Lending Partners LLC and Wells Fargo Securities, LLC as Co-Syndication Agents; Barclays Capital and Deutsche Bank Securities Inc. as Co-Documentation Agents.

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
     The Company will not send to its security holders an annual report for the year ended December 31, 2010.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSCAN HOLDINGS, INC.

By:	/s/ Michael A. Correale
Michael A. Correale
Chief Financial Officer (on behalf of the Company and as principal financial officer)

Date: April 13, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Small	Chairman of the Board of Directors	April 13, 2011
Robert J. Small

/s/ Steven J. Collins	Director	April 13, 2011
Steven J. Collins

/s/ Michael F. Cronin	Director	April 13, 2011
Michael F. Cronin

/s/ Kevin M. Hayes	Director	April 13, 2011
Kevin M. Hayes

/s/ Jordan A. Kahn	Director	April 13, 2011
Jordan A. Kahn

/s/ William A Kussell	Director	April 13, 2011
William A. Kussell

/s/ Richard K. Lubin	Director	April 13, 2011
Richard K. Lubin

/s/ Carol M. Meyrowitz	Director	April 13, 2011
Carol M. Meyrowitz

/s/ David M. Mussafer	Director	April 13, 2011
David M. Mussafer

/s/ Gerald C. Rittenberg	Chief Executive Officer and Director	April 13, 2011
Gerald C. Rittenberg

/s/ James M. Harrison	President, Chief Operating Officer and	April 13, 2011
James M. Harrison	Director

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
     We have audited the accompanying consolidated balance sheets of Amscan Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amscan Holdings, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
New York, New York
April 13, 2011

AMSCAN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$20,454	$15,420
Accounts receivable, net of allowances	107,331	82,781
Inventories, net of allowances	424,317	335,950
Prepaid expenses and other current assets	65,672	58,719

Total current assets	617,774	492,870
Property, plant and equipment, net	190,729	174,994
Goodwill	630,492	559,261
Trade names	129,954	157,283
Other intangible assets, net	55,362	54,669
Other assets, net	28,840	41,424

Total assets	$1,653,151	$1,480,501

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$150,098	$77,635
Accounts payable	108,172	76,901
Accrued expenses	111,054	93,680
Income taxes payable	34,325	32,061
Redeemable warrants	15,086	15,444
Current portion of long-term obligations	9,046	34,906

Total current liabilities	427,781	330,627
Long-term obligations, excluding current portion	841,112	538,892
Deferred income tax liabilities	94,981	101,570
Deferred rent and other long-term liabilities	14,766	11,901

Total liabilities	1,378,640	982,990

Redeemable common securities (including 597.52 and 592.84 common shares issued and outstanding at December 31, 2010 and December 31, 2009 )	18,089	18,389

Commitments and contingencies

Stockholders’ equity:
Common Stock ($0.01 par value; 40,000.00 shares authorized; 30,226.50 shares issued and outstanding at December 31, 2010 and December 31, 2009, )	—	—
Additional paid-in capital	287,583	335,823
Retained (deficit) earnings	(27,558)	149,557
Accumulated other comprehensive loss	(5,915)	(8,395)

Amscan Holdings, Inc. stockholders’ equity	254,110	476,985
Noncontrolling interests	2,312	2,137

Total stockholders’equity	256,422	479,122

Total liabilities, redeemable common securities and stockholders’ equity	$1,653,151	$1,480,501

See accompanying notes to consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008

Revenues:
Net sales	$1,579,677	$1,467,324	$1,537,641
Royalties and franchise fees	19,417	19,494	22,020

Total revenues	1,599,094	1,486,818	1,559,661

Expenses:
Cost of sales	943,058	899,041	966,426
Selling expenses	42,725	39,786	41,894
Retail operating expenses	296,891	261,691	273,627
Franchise expenses	12,269	11,991	13,686
General and administrative expenses	134,392	119,193	120,272
Art and development costs	14,923	13,243	12,462
Impairment of trade name	27,400	—	17,376

Total expenses	1,471,658	1,344,945	1,455,743

Income from operations	127,436	141,873	113,918

Interest expense, net	40,850	41,481	50,915
Other expense (income), net	4,208	(32)	(818)

Income before income taxes	82,378	100,424	63,821

Income tax expense	32,945	37,673	24,188

Net income	49,433	62,751	39,633
Less: net income (loss) attributable to noncontrolling interest	114	198	(877)

Net income attributable to Amscan Holdings, Inc.	$49,319	$62,553	$40,510

See accompanying notes to consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008, 2009 and 2010
(Dollars in thousands)

					Accumulated	Amscan
			Additional	Retained	Other	Holdings Inc.	Non-
	Common	Common	Paid-in	(Deficit)	Comprehensive	Stockholders’	controlling
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity	Interests	Total
Balance at December 31, 2007	29,543.16	$—	$326,741	$46,494	$2,351	$375,586	$2,488	$378,074
Net income				40,510		40,510	(877)	39,633
Net change in cumulative translation adjustment					(11,338)	(11,338)	(231)	(11,569)
Change in fair value of interest rate swap contracts, net of income tax benefit					(4,855)	(4,855)		(4,855)
Change in fair value of foreign exchange contracts, net of income taxes					1,990	1,990		1,990

Comprehensive income						26,307	(1,108)	25,199

Purchase and revaluation of redeemable common securities	308.64		2,155			2,155		2,155
Tax benefit on exercised options	397.30		1,823			1,823		1,823
Equity based compensation expense			4,357			4,357		4,357
Acquisition of PCFG minority interest						—	509	509
Other	(22.60)	—	—	—	—	—	—	—

Balance at December 31, 2008	30,226.50	$—	$335,076	$87,004	$(11,852)	$410,228	1,889	$412,117
Net income				62,553		62,553	198	62,751
Net change in cumulative translation adjustment					4,007	4,007	50	4,057
Change in fair value of interest rate swap contracts, net of income taxes					1,317	1,317		1,317
Change in fair value of foreign exchange contracts, net of income tax benefit					(1,867)	(1,867)		(1,867)

Comprehensive income						66,010	248	66,258
Purchase of redeemable common securities			(129)			(129)		(129)
Equity based compensation expense			876			876		876

Balance at December 31, 2009	30,226.50	$—	$335,823	$149,557	$(8,395)	$476,985	$2,137	$479,122
Net income				49,319		49,319	114	49,433
Net change in cumulative translation adjustment					(376)	(376)	61	(315)
Change in fair value of interest rate swap contracts, net of income taxes					2,563	2,563		2,563
Change in fair value of foreign exchange contracts, net of income tax benefit					293	293		293

Comprehensive income						51,799	175	51,974
Revaluation of redeemable common securities			(5,305)			(5,305)		(5,305)
Issuance of non-redeemable warrants			21,000			21,000		21,000
Dividend distribution			(64,658)	(226,434)		(291,092)		(291,092)
Equity based compensation expense			723			723		723

Balance at December 31, 2010	30,226.50	$—	$287,583	$(27,558)	$(5,915)	$254,110	$2,312	$256,422

See accompanying notes to consolidated financial statements

AMSCAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows provided by operating activities:
Net income	$49,433	$62,751	$39,633
Less: net income (loss) attributable to noncontrolling interest	114	198	(877)

Net income attributable to Amscan Holdings, Inc.	49,319	62,553	40,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	49,418	44,382	47,278
Amortization of deferred financing costs	2,475	2,163	2,221
Provision for doubtful accounts	637	3,982	1,092
Deferred income tax (benefit) expense	(8,942)	8,803	(7,885)
Deferred rent	4,500	1,763	1,202
Undistributed income in unconsolidated joint venture	(678)	(632)	(538)
Impairment of trade names	27,400	—	17,376
Impairment of fixed assets	597	156	—
Loss (gain) on disposal of equipment	191	122	(1,195)
Equity based compensation	6,018	876	4,357
Tax benefit on exercised options	—	—	(1,823)
Debt retirement costs	2,448	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,507)	6,337	8,237
(Increase) decrease in inventories	(85,767)	30,933	(52,347)
(Increase) decrease in prepaid expenses and other current assets	(22,993)	(21,173)	31,240
Increase (decrease) in accounts payable, accrued expenses and income taxes payable	43,052	(16,323)	(9,796)

Net cash provided by operating activities	61,168	123,942	79,929

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(53,348)	(3,378)	(1,616)
Cash held in escrow in connection with acquisitions	—	(24,881)	—
Capital expenditures	(49,623)	(26,195)	(53,001)
Proceeds from disposal of property and equipment	205	96	3,418

Net cash used in investing activities	(102,766)	(54,358)	(51,199)

Cash flows provided by (used in) financing activities:
Repayment of loans, notes payable and long-term obligations	(393,289)	(70,247)	(26,842)
Proceeds from loans, notes payable and long-term obligations, net of debt issuance costs	742,153	—	—
Tax benefit on exercised options	—	—	1,823
Sale of additional interest to minority shareholder	—	—	2,500
Payments related to redeemable common stock and rollover options	(572)	—	(514)
Dividend distribution	(301,829)	—	—
Proceeds from issuance of common stock and exercise of options, net of retirements	52	90	—

Net cash provided by (used in) financing activities	46,515	(70,157)	(23,033)
Effect of exchange rate changes on cash and cash equivalents	117	2,935	(9,913)

Net increase (decrease) in cash and cash equivalents	5,034	2,362	(4,216)
Cash and cash equivalents at beginning of period	15,420	13,058	17,274

Cash and cash equivalents at end of period	$20,454	$15,420	$13,058

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$38,363	$40,207	$52,511

Income Tax	$39,743	$22,297	$14,832

Supplemental information on non-cash activities:
     Capital lease obligations of $619, $59, and $700 were incurred during the years ended December 31, 2010, 2009 and 2008, respectively.
See accompanying notes to consolidated financial statements.

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share)
Note 1 — Organization and Description of Business
     Amscan Holdings, Inc. (“Amscan” or the “Company”) designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic balloons, accessories, novelties, costumes, other garments, gifts and stationery throughout the world. In addition, the Company operates specialty retail party goods and social expressions supply stores in the United States principally under the names Party City, Halloween City, Factory Card & Party Outlet and The Paper Factory and franchises both individual stores and franchise areas throughout the United States and Puerto Rico principally under the name Party City. The Company is a wholly-owned subsidiary of AAH Holdings Corporation. (“AAH”).
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
     The Company has determined the difference between the retail operation’s Fiscal Year and Fiscal Quarters and the calendar year and quarters to be insignificant.
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
Reclassification of prior year amounts
      Prior year balance sheet amounts that had been reflected in prepaid expenses and other current assets have been reclassified to goodwill to reflect certain adjustments related to purchase accounting.
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

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
Long-Lived and Intangible Assets
Property, plant and equipment are stated at cost. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets. Equipment under capital leases are stated at the present value of the minimum lease payments at the inception of the lease. Equipment under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Leasehold improvements are depreciated over the useful life of the asset, or the term of the lease, whichever is shorter.
     Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the net assets acquired. Goodwill and other intangibles with indefinite lives are not amortized but are reviewed for impairment annually or more frequently if certain indicators arise. The Company evaluates the goodwill associated with its acquisitions and other intangibles with indefinite lives as of the first day of its fourth quarter based on current and projected performance. The Company estimates fair value of each reporting unit using expected discounted cash flows (see Note 6).
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
     During 2010, the Company tested the effect of converting approximately 20 of its FCPO stores to the Party City name. The test was especially important during Halloween, and based on the results, proved successful. As a result of this outcome the Company concluded during the fourth quarter that it will begin to convert the remaining FCPO non-outlet stores, over time, to the Party City name. The Company performed an impairment test and determined that the FCPO trade name of $27,400 became fully impaired during the fourth quarter 2010, and impaired the entire amount of the trade name. The fair value calculation utilized Level 3 fair value inputs, as defined in Note 20.
Deferred Financing Costs
     Deferred financing costs are amortized to interest expense using the effective interest method over the lives of the related debt.
Investments
     The Company maintains a 49.9% interest in Convergram Mexico, a joint venture distributing metallic balloons principally in Mexico and Latin America. The Company accounts for its investment in the joint venture using the equity method. The Company’s investment in the joint venture is included in other assets on the consolidated balance sheet and the results of the joint venture’s operations are included in other expense (income) on the consolidated statement of income (see Note 13).
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
Advertising
     Advertising expenses are expensed as incurred. Retail advertising expenses for 2010, 2009, and 2008 were $53,256, $43,896, and $50,642, respectively.
Art and Development Costs
     Art and development costs are primarily internal costs that are not easily associated with specific designs, some of which may not reach commercial production. Accordingly, the Company expenses these costs as incurred.
Derivative Financial Instruments
     The Company accounts for derivative financial instruments pursuant to Accounting Standards Codification (“ASC”) Subtopic 815, “Accounting for Derivative Instruments and Hedging Activities.” ASC Subtopic 815, as amended and interpreted, requires that all derivative financial instruments be recognized on the balance sheet at fair value and establishes criteria for both the designation and effectiveness of hedging activities. The Company uses derivatives in the management of interest rate and foreign currency exposure. ASC Subtopic 815, requires the Company to formally document the assets, liabilities or other transactions the Company designates as hedged items, the risk being hedged and the relationship between the hedged items and the hedging instruments. The Company must measure the effectiveness of the hedging relationship at the inception of the hedge and on an on-going basis.
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

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
Income Taxes
     The Company accounts for income taxes in accordance with the provisions of ASC Subtopic 740, “Accounting for Income Taxes.” Under the asset and liability method of ASC Subtopic 740, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities and operating loss and tax credit carryforwards applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the judgment of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Stock-Based Compensation
     The Company adopted ASC Subtopic 718 “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” as amended. ASC Subtopic 718 establishes standards for the accounting for transactions where an entity exchanges its equity for goods or services and transactions that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. ASC Subtopic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Generally, the fair value approach in ASC Subtopic 718 is similar to the fair value approach described in SFAS No. 123.
     The Company adopted ASC Subtopic 718 using the prospective method. Since the Company’s common stock was not publicly traded, the options granted prior to January 1, 2006 were expensed under the provisions of SFAS No. 123 using a minimum value method. Options issued subsequent to January 1, 2006 are expensed under the provisions of ASC Subtopic 718 (see Note 15).
Accumulated Other Comprehensive Loss
     Accumulated other comprehensive loss at December 31, 2010 and 2009 consisted of the Company’s foreign currency translation adjustment and the fair value of interest rate swap and foreign exchange contracts, net of income taxes, that qualify as hedges (see Notes 20 and 21).
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
Recently Issued Accounting Pronouncements
     In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires increased disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables. The guidance is generally effective for reporting periods ending after December 15, 2010. There was no material impact from this Update.
     In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805).” This Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period and specifically requires the same information for the comparative prior period. This guidance is generally effective for annual reporting periods beginning on or after December 15, 2010. We do not anticipate any material impact from this Update.

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
Note 3 — Inventories
     Inventories consisted of the following:

	December 31,
	2010	2009
Finished goods	$416,831	$325,421
Raw materials	11,879	12,650
Work in process	6,112	6,431

	434,822	344,502
Less: reserve for slow moving and obsolete inventory	(10,505)	(8,552)

	$424,317	$335,950

Note 4 — Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	December 31,
	2010	2009	Useful lives
Machinery and equipment	$128,655	$117,780	3-15 years
Buildings	47,909	47,840	40 years
Data processing	67,631	50,691	3-5 years
Leasehold improvements	72,114	64,617	1-20 years
Furniture and fixtures	115,043	93,870	5-10 years
Land	6,059	6,009

	437,411	380,807
Less: accumulated depreciation	(246,682)	(205,813)

	$190,729	$174,994

     Depreciation and amortization expense related to property, plant and equipment was $39,073, $37,823, and $38,696 for the years ended December 31, 2010, 2009 and 2008, respectively.
     The Company is obligated under various capital leases for certain machinery and equipment which expire on various dates through 2015 (see Note 8). The amount of machinery and equipment and related accumulated amortization recorded under capital leases and included within property, plant and equipment, net consisted of the following:

	December 31,
	2010	2009
Machinery and equipment under capital leases	$10,030	$9,444
Less: accumulated amortization	(6,269)	(4,212)

	$3,761	$5,232

     Amortization of assets held under capitalized leases is included in depreciation and amortization expense.

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
Note 5 — Acquisitions and Transactions
Wholesale Acquisitions
     On September 30, 2010, the Company acquired Christy’s By Design Limited and three affiliated companies (the “Christy’s Group”) from Christy Holdings Limited, a UK based company. The Christy’s Group designs and distributes costumes and other garments and accessories through its operations in Asia and the UK. The fair value of the total consideration paid at date of acquisition was $30,368. The results of this newly acquired business are included in the consolidated financial statements since the September 30, 2010 acquisition date and are reported in the operating results of the Company’s Wholesale segment.
     The Christy’s Group acquisition has been accounted for as a purchase business combination. The preliminary estimate of the excess of the purchase price over the tangible assets and identified intangible assets acquired was assigned to goodwill. The following summarizes the estimated fair value of the assets and liabilities acquired: accounts receivable of $17,656, inventory of $457, fixed assets of $582, and accounts payable and accrued expenses of $13,636. The remaining $25,309 has been initially recorded as goodwill. The allocation of the purchase price is based on our preliminary estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The Company is still in the process of accumulating information to complete the determination of the fair value of certain acquired assets. Goodwill arises because the purchase price reflects the strategic fit and expected synergies this business will bring to the Company’s operations. The Company elected to treat the UK entities acquired as foreign branches for US tax purposes. As a result, the entire excess of the purchase price over the fair value of the tangible assets and liabilities acquired is deductible for US tax purposes over 15 years.
     On December 21, 2009, the Company entered into an Asset Purchase Agreement with American Greetings Corporation (“American Greetings”) under which it acquired certain assets, equipment and processes used in the manufacture and distribution of party goods effective on March 1, 2010 (the “Designware Acquisition”). In connection with the Designware Acquisition, the companies also entered into a Supply and Distribution Agreement and a Licensing Agreement (collectively, the “Agreements”). Under the terms of the Agreements, effective March 1, 2010, the Company has exclusive rights to manufacture and distribute products into various channels including the party store channel. American Greetings will continue to distribute party goods to various channels including to its mass market, drug, grocery, and specialty retail customers. American Greetings will purchase substantially all of its party goods requirements from the Company and the Company will license from American Greetings the “Designware” brand and other character licenses. The results of this business are included in the consolidated financial statements since the March 1, 2010 acquisition date and are reported in the operating results of the Company’s Wholesale segment.
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
     The Designware Acquisition has been accounted for as a purchase business combination. The excess of the purchase price over the tangible assets and identified intangible assets acquired was assigned to goodwill. The following summarizes the estimated fair value of the assets acquired: inventory of $4,000, fixed assets of $3,445 and intangible license rights of $10,973, which are being amortized over the remaining license periods averaging 2.5 years. The remaining $27,463 represents goodwill. Goodwill arises because the purchase price reflects the strategic fit and expected synergies this business will bring to the Company’s operations. The entire excess of the purchase price over the fair value of the tangible assets acquired is deductible for tax purposes over 15 years.
Franchise Store Acquisitions
     During 2010 the Company acquired 20 franchisee stores located throughout several states for total consideration of $24,300. Total consideration consisted of $21,500 in cash and the exchange of five corporate stores located in Pennsylvania. Excluding the assets exchanged of $2,800, the fair value of the assets and liabilities acquired for cash were $2,500 of inventory and $1,600 of fixed assets. The remaining $17,400 has been recorded as goodwill. The entire excess of the purchase price over the fair value of the tangible assets acquired is deductible for tax purposes over 15 years

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
Note 6 — Other Intangible Assets, net
     The Company had the following balances of other identifiable intangible assets as a result of various acquisitions:

	At December 31, 2010
		Accumulated	Net Carrying
	Cost	Amortization	Value	Useful lives

Retail franchise licenses	$63,630	$24,754	$38,876	20 years
Customer lists and relationships	14,500	6,444	8,056	15 years
Copyrights, designs, and other	13,710	13,096	614	2-3 years
Leasehold and other intangibles	2,087	1,593	494	1-15 years
Acquired design licenses	10,973	3,651	7,322	1-7 years

Total	$104,900	$49,538	$55,362

	At December 31, 2009
		Accumulated	Net Carrying
	Cost	Amortization	Value	Useful lives

Retail franchise licenses	$63,630	$19,431	$44,199	20 years
Customer lists and relationships	14,500	5,477	9,023	15 years
Copyrights, designs, and other	13,632	12,989	643	2-3 years
Leasehold and other intangibles	2,087	1,283	804	1-15 years

Total	$93,849	$39,180	$54,669

     The amortization expense for finite-lived intangible assets for the years ended December 31, 2010, 2009, and 2008 was $10,345, $6,559, and $8,582, respectively. Estimated amortization expense for each of the next five years will be approximately $10,184, $9,121, $7,089, $6,621, and $2,691, respectively.
Note 7 — Loans and Notes Payable
     On August 13, 2010, the Company entered into an amended and extended ABL revolving credit facility (the “New ABL Facility”), for an aggregate principal amount of up to $325,000 for working capital, general corporate purposes and the issuance of letters of credit. The New ABL Facility was used to refinance the Company’s prior ABL revolving credit facility (the “Prior ABL Facility”) and its Party City Franchise Group (“PCFG”) revolving credit facility and term loan agreement (the “PCFG Credit Facility”). At closing, PCFG, a previously unrestricted subsidiary of the Company, became a borrower under the New ABL Facility and a restricted subsidiary under the terms of the Company’s New Term Loan Credit Agreement, its 8.75% $175,000 senior subordinated notes and the New ABL Facility.
     Below is a discussion of the Company’s ABL credit agreements. See Note 8 for a discussion of the Company’s long-term obligations

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
New ABL Facility
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
     In addition to paying interest on outstanding principal under the New ABL Facility, the Company is required to pay a commitment fee of between 0.375% and 0.50% per annum in respect of the unutilized commitments thereunder. The Company must also pay customary letter of credit fees and agency fees.
     In connection with the New ABL Facility, the Company incurred $3,862 in finance costs that have been capitalized and will be amortized over the life of the loan.
     The obligations of the Company under the New ABL Facility are jointly and severally guaranteed by AAH and each domestic subsidiary of the Company. Each guarantor has secured its obligations under the guaranty by a first priority lien on its accounts receivable and inventories and a second priority lien on substantially all of its other assets.
     The New ABL Facility contains negative covenants that are substantially similar to the Term Loan Credit Agreement (see Note 8) and require the Company to comply with certain financial covenants if its excess availability is less than 15% of the lower of the aggregate commitment or the borrowing base for three consecutive days.
     The New ABL Facility also contains certain customary affirmative covenants and events of default.
     Borrowings under the New ABL Facility totaled $150,098 at interest rates ranging from 2.77% to 4.75% at December 31, 2010. Outstanding standby letters of credit totaled $12,927 and the Company had $161,976 of available borrowing capacity under the terms of the New ABL Facility at December 31, 2010.
Prior ABL Facility
     On May 25, 2007, the Company and AAH entered into (i) a term loan credit agreement (the “Prior Term Loan Credit Agreement”) to borrow $375,000 and (ii) the Prior ABL Facility to borrow up to $250,000, as amended, for working capital and general corporate purposes and the issuance of letters of credit.

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
     Under the terms of the Prior ABL Credit Agreement, the borrowing base at any time equaled (a) 85% of eligible trade receivables, plus (b) the lesser of (i) 75% of eligible inventory and eligible in-transit inventory, valued at the lower of cost or market value, or (ii) 85% of net orderly liquidation value of eligible inventory and eligible in transit inventory (subject, in the case of eligible in-transit inventory, to a cap of $10,000) , plus (c) 85% of eligible credit card receivables, less (d) certain reserves.
     The Prior ABL Credit Agreement provided for two pricing options: (i) an alternate base rate (“ABR”) equal to the greater of (a) Credit Suisse’s prime rate in effect on such day and (b) the federal funds effective rate in effect on such day plus 1/2 of 1% or (ii) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin was up to 0.50% with respect to ABR borrowings and from 1.00% to 1.50% with respect to LIBOR borrowings.
     In addition to paying interest on outstanding principal under the ABL Credit Agreement, the Company was required to pay a commitment fee of between 0.30% and 0.25% per annum in respect of the unutilized commitments thereunder. The Company also paid customary letter of credit fees and agency fees.
     At December 31, 2009, borrowings under the Prior ABL Credit Agreement were $76,990.
PCFG Credit Facility
     On November 2, 2007, PCFG entered into the PCFG Credit Facility under which it borrowed $30,000 in term loans (the “PCFG Term Loan”) (see Note 8) and obtained a committed revolving credit facility in an aggregate principal amount of up to $10,000, for working capital and general corporate purposes and the issuance of letters of credit (the “PCFG Revolver”). PCFG and Party City Franchise Group Holdings, LLC (“PCFG Holdings”), the sole member of PCFG were designated by the Board of Directors of the Company as “Unrestricted Subsidiaries” pursuant to the Prior ABL Credit Agreement and the indenture governing its 8.75% Senior Subordinated Notes and neither PCFG nor PCFG Holdings guaranteed any of the Company’s other credit facilities or indenture.
     At December 31, 2009, borrowings under the PCFG Revolver were $645. There were no outstanding letters of credit at December 31, 2009.
Other Credit Agreements
     In addition to the New ABL Facility, at December 31, 2010, the Company has a Canadian dollar denominated revolving credit facility in the amount of CDN$400 which bears interest at the Canadian prime rate plus 1.1% and expires in June 2011, and a ₤1,400 denominated revolving credit facility which bears interest at the UK base rate plus 1.75% on the first ₤1,000 and 4.75% over the UK base rate on the remaining ₤400. The UK credit facility expires on June 30, 2011. We expect to renew these revolving credit facilities upon expiration.
     There were no borrowings under the Canadian dollar denominated revolving credit facility at December 31, 2010 and 2009. There were no borrowings under the British Pound Sterling revolving credit facility at December 31, 2010. At December 31, 2009, there were outstanding borrowings of ₤357 under the revolving credit facility.

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
Note 8 — Long-Term Obligations
     Long-term obligations consisted of the following:

	December 31,
	2010	2009
First lien term loan due 2017(a)	$666,644	$—
Term loan (b)	—	364,688
PCFG term loan (c)	—	23,000
Mortgage obligation (d)	4,539	5,600
Capital lease obligations(e)	3,975	5,510
8.75% senior subordinated notes(f)	175,000	175,000

Total long-term obligations	$850,158	$573,798
Less: current portion	(9,046)	(34,906)

Long-term obligations, excluding current portion	$841,112	$538,892

New Term Loan Credit Agreement
     (a) On December 2, 2010, the Company and its parent company, AAH, entered into a $675,000 Term Loan Agreement (the “New Term Loan Credit Agreement”). The Company used the proceeds from the new term loan to terminate the previously existing $342,000 term loan guaranty credit agreement and pay a distribution of $311,199 to its stock, warrant and vested option holders (see Note 9). The new term loan was issued at a 1% discount that is being amortized by the effective interest method over the term of the loan.
     The New Term Loan Credit Agreement provides for two pricing options: (i) an alternate base rate (“ABR”) for any day, a rate per annum equal to the greater of (a) Credit Suisse’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 1/2 of 1% and (c) the adjusted LIBOR rate plus 1% or (ii) the LIBOR rate, adjusted for certain additional costs, with a LIBOR floor of 1.5%, in each case plus an applicable margin. The applicable margin is 4.25% with respect to ABR borrowings and 5.25% with respect to LIBOR borrowings.
     The New Term Loan Credit Agreement provides that the term loans may be prepaid any time prior to their maturity. The term loans are subject to mandatory prepayment out of (i) 100% of net proceeds arising from asset sales, insurance and condemnation proceeds, subject to reinvestment provisions, (ii) 50% of net proceeds arising from certain equity issuances by the Company or its subsidiaries (which percentage will be reduced to 25% or 0% if the Company’s total leverage ratio is less than specified ratios), (iii) net proceeds arising from any debt issued by the Company or its subsidiaries and (iv) 50% (which percentage will be reduced to 25% or 0% if the Company’s total leverage ratio is less than specified ratios) of the Company’s Excess Cash Flow, as defined, if any.
     The Company is required to repay installments on the term loans in quarterly principal amounts of 0.25% of their funded total principal amount through September 30, 2017, with the remaining amount payable on the maturity date of December 2, 2017.
     The obligations of the Company under the New Term Loan Credit Agreement are jointly and severally guaranteed by AAH and each domestic subsidiary of the Company. Each guarantor has secured its obligations under the guaranty by a first priority lien on substantially all of its assets, with the exception of accounts receivable and inventories, which are under a second priority lien.
     The Company may, by written notice to the Administrative Agent from time to time, request additional incremental term loans, in an aggregate amount not to exceed $175,000 million from one or more lenders (which may include any existing Lender) willing to provide such additional incremental term loans in their own discretion.

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
     The New Term Loan Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its Subsidiaries to incur additional indebtedness; create, incur or suffer to exist liens on any of their property or assets; make investments or enter into joint venture arrangements, repurchase capital stock of the Company; engage in mergers, consolidations and sales of all or substantially all their assets; sell assets; make capital expenditures; enter into agreements restricting dividends and advances by the Company’s subsidiaries; and engage in transactions with affiliates.
     The New Term Loan Credit Agreement also contains certain customary affirmative covenants and events of default.
     In connection with the New Term Loan Credit Agreement, the Company incurred $12,193 in finance costs that have been capitalized and will be amortized over the life of the loan.
     At December 31, 2010, the balance of the Term Loan was $666,644, which includes an original issue discount of $6,668, net of $81 of accumulated amortization. At December 31, 2010, the interest rate on term loan borrowings ranged from 6.75% to 7.50%
Prior Term Loan Credit Agreements
     (b) On May 25, 2007, the Company, a wholly owned subsidiary of AAH , and AAH, entered into (i) a $375,000 Term Loan Credit Agreement, and (ii) an ABL Credit Agreement (see Note 7), and used the proceeds to refinance certain existing indebtedness and to pay transactions costs.
     The Prior Term Loan Credit Agreement provided for two pricing options: (i) an ABR equal to the greater of (a) Credit Suisse’s prime rate in effect on such day and (b) the federal funds effective rate in effect on such day plus 1/2 of 1% or (ii) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin is 1.25% with respect to ABR borrowings and 2.25% with respect to LIBOR borrowings.
     The Company was required to repay installments on the term loans in quarterly principal amounts of 0.25% of their funded total principal amount, beginning September 30, 2007 and ending March 31, 2013, with the remaining amount payable on the maturity date of May 25, 2013.
     The Prior Term Loan Credit Agreement contained covenants similar to those in the New Term Loan Credit Agreement
     At December 31, 2009, the balance of the Prior Term Loan was $364,688.
Other Long Term Debt Agreements
     (c) On November 2, 2007, PCFG entered into the PCFG Credit Facility. Pursuant to the PCFG Credit Agreement, PCFG borrowed $30,000 in term loans (the “PCFG Term Loan”) and obtained a committed revolving credit facility in an aggregate principal amount of up to $10,000, as amended, for working capital and general corporate purposes and the issuance of letters of credit (“PCFG Revolver”) (See Note 7).
     PCFG and PCFG Holdings, the sole member of PCFG, had been designated by the Board of Directors of the Company as “Unrestricted Subsidiaries” pursuant to the Company’s Prior ABL Credit Agreement and the indenture governing its 8.75% Senior Subordinated Notes and neither PCFG nor PCFG Holdings guaranteed any of the Company’s other credit facilities or indenture.
     At December 31, 2009, the balance of the PCFG Term Loan was $23,000. The PCFG Term Loan was repaid in August 2010, in connection with the New ABL Facility (see Note 7).

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dollars in thousands, except per share)
     (d) In conjunction with the construction of a new distribution facility, the Company borrowed $10,000 from the New York State Job Development Authority on December 21, 2001, pursuant to the terms of a second lien mortgage note. On December 18, 2009 the mortgage note was amended, extending the fixed monthly payments of principal and interest for a period of 60 months up to and including December 31, 2014. The interest rate under the amended mortgage note remains variable and subject to review and adjustment semi-annually based on the New York State Job Development Authority’s confidential internal protocols. At December 31, 2010, the amended mortgage note bears at an interest rate of 2.22%. At December 31, 2009, the mortgage note bore interest at a rate of 2.45%. The principal amounts outstanding under the mortgage note as of December 31, 2010 and 2009, were $4,539 and $5,600, respectively. At December 31, 2010, the distribution facility had a carrying value of $39,795.
     (e) The Company has entered into various capital leases for machinery and equipment and automobiles with implicit interest rates ranging from 5.69% to 17.40% which extend to 2015.
     (f) The $175,000 senior subordinated notes due 2014 bear interest at a rate of 8.75% per annum. Interest is payable semi-annually on May 1 and November 1 of each year. The senior subordinated notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2009, at redemption prices ranging from 104.375% to 100%, plus accrued and unpaid interest to the date of redemption. If a Change of Control, as defined in the note indenture, were to occur, the Company would be obligated to make an offer to purchase the senior subordinated notes, in whole or in part, at a price equal to 101% of the aggregate principal amount of the senior subordinated notes, plus accrued and unpaid interest, if any, to the date of purchase.
     If a Change of Control were to occur, the Company may not have the financial resources to repay all of its obligations under the New Term Loan Credit Agreement, the note indenture and the other indebtedness that would become payable upon the occurrence of such Change of Control.
     At December 31, 2010, maturities of long-term obligations consisted of the following:

	Long-term Debt	Capital Lease
	Obligations	Obligations	Totals

2011	$6,810	$2,236	$9,046
2012	6,835	1,446	8,281
2013	6,860	147	7,007
2014	181,982	131	182,113
2015	5,737	15	5,752
Thereafter	637,959	—	637,959

Long-term obligations	$846,183	$3,975	$850,158

Note 9 — Capital Stock
     At December 31, 2010 and 2009, the Company’s authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding and 40,000.00 shares of common stock, $0.01 par value, of which 30,824.02 and 30,819.35 shares were issued and outstanding, respectively. Of these shares 597.52 and 592.85 shares were redeemable at December 31, 2010 and 2009, respectively, and classified as “redeemable common securities” on the balance sheet, as described below.

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
     Under the terms of the AAH stockholders’ agreement dated April 30, 2004, as amended, the Company has an option to purchase all of the shares of common stock held by these employees and, upon their death or disability, these employee stockholders can require the Company to purchase all of their shares. The purchase price as prescribed in the stockholders’ agreements is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by the Company to all employee stockholders, based on the estimated fair value of fully paid and vested common securities, totaled $16,547 and $16,807 at December 31, 2010 and 2009, respectively, and is classified as redeemable common securities on the consolidated balance sheet, with a corresponding adjustment to stockholders’ equity. As there is no active market for the Company’s common stock, the Company estimates the fair value of its common stock based on a valuation model confirmed periodically by its recent acquisitions or independent appraisals.
     As explained in Note 15, in 2004, the CEO and the President exchanged vested Amscan stock options for vested AAH stock options (“Rollover Options”) to purchase 98.182 shares. In 2008, 37 Rollover Options were exercised. The remaining Rollover Options are valued at $1,542 and $1,582 at December 31, 2010 and 2009, respectively, and are classified as redeemable common securities on the consolidated balance sheet. These options are Level 2 in the fair value hierarchy.
     Total redeemable common securities on the balance sheet were as follows:

	2010	2009
Redeemable common shares	$16,547	$16,807
2004 Rollover Options	1,542	1,582

	$18,089	$18,389

     On December 30, 2008, the Company exchanged 544.75 warrants to purchase AAH common stock at $.01 per share, valued at $28,350 per share, plus $500 in cash, to acquire the minority interest in PCFG common stock. As a result of this transaction, the Company charged $558 to goodwill. The warrants, which have a term of 10 years, were exercisable into AAH common stock under certain conditions, with the right to require the Company to purchase the shares upon the death or disability of the employees and were classified on the balance sheet as a current liability under the provisions of ASC 480-10 Distinguishing Liabilities from Equity Under those rules, any change in value of the warrants must be “marked to market” to reflect the change in liability, with an offsetting charge to compensation. These warrants are Level 2 in the fair value hierarchy. As the result of an independent appraisal performed in December 2010, these warrants were “marked to market” resulting in a charge to compensation expense of $4,763. For tax purposes, the warrants are not considered compensation and therefore this charge is never deductible for tax purposes. In February 2011, the warrants were exercised with the corresponding share issuance recorded as redeemable common stock.
     In December 2010, in connection with the refinancing of the Company’s term loan agreement (see Note 8), the Company’s Board of Directors declared a one-time cash dividend of $9,400 per shares of outstanding Common Stock totaling $289,746 and similar distributions to the holders of vested common stock warrants of $12,083 and vested time options of $9,370. The distribution to vested time option holders resulted in a charge to stock compensation expense in 2010. In addition, holders of unvested time and performance options at the declaration date may also receive a distribution of $9,400 per share, if and when the time and performance options vest. At December 31, 2010, the aggregate potential distribution associated with unvested time and performance options is $18,492.
Note 10 — Provision for Doubtful Accounts
     The provision for doubtful accounts is included in general and administrative expenses. For the years ended December 31, 2010, 2009 and 2008, the provision for doubtful accounts was $637, $3,982, and $1,092, respectively.

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
Note 11 — Non-recurring Expenses and Write-off of Deferred Financing Costs
     In connection with the refinancing of the Company’s debt obligations in 2010, the Company wrote off $2,448 of deferred financing costs associated with the repayment of debt. Additionally, the Company expensed acquisition related costs of $1,607 primarily associated with the Designware and Christy’s Group acquisitions.
Note 12 — Restructuring Charges
     In connection with the Party America Acquisition in 2006, $4,100 was accrued related to plans to restructure Party America’s administrative operations and involuntarily terminate a limited number of Party America personnel. All related costs have been incurred, with the last $2,100 incurred during 2008.
     In connection with the FCPO Acquisition in 2007, $9,101 was accrued related to plans to restructure FCPO’s merchandising assortment and administrative operations and involuntarily terminate a limited number of FCPO personnel. Through December 31, 2010, the Company incurred $7,605 in restructuring costs including $902 incurred in 2010. The Company expects to incur $1,496 in 2011.
     During October of 2009, the Company communicated its plan to close the FCPO corporate office in Naperville, Illinois and to consolidate its retail corporate office operations with those of Party City, in Rockaway, New Jersey. In connection with the closing, the Company recorded additional planned severances costs of $1,800 during 2009 all of which have been paid by December 2010. The Company will continue to utilize the Naperville facility as a distribution center for greeting cards and other products.
     Restructuring costs associated with the 2007 acquisition of PCFG of $1,000 were accrued related to plans to restructure PCFG’s merchandising assortment and administrative operations and involuntarily terminate a limited number of PCFG personnel. PCFG incurred $100 and $900 in restructuring costs in 2009 and 2008, respectively.
Note 13 — Other Expense (Income)

	Year Ended December 31,
	2010	2009	2008

Other expense (income) consists of the following:

Undistributed income in unconsolidated joint venture	$(678)	$(632)	$(538)
Change in fair market value of the interest rate cap	—	—	(187)
Foreign currency loss (gain)	354	670	(476)
Write-off of deferred finance charges in connection with the extinguishment of debt	2,448	—	—
Other acquisition costs	1,607	—	—
Royalty amendment fee	—	—	400
Other, net	477	(70)	(17)

Other expense (income), net	$4,208	$(32)	$(818)

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
Note 14 — Employee Benefit Plans
     Certain subsidiaries of the Company maintain profit sharing plans for eligible employees providing for annual discretionary contributions to a trust. Eligible employees are full time domestic employees who have completed a certain length of service, as defined, and attained a certain age, as defined. In addition, the plans require the subsidiaries to match from 25% to 100% of voluntary employee contributions to the plans, not to exceed a maximum amount of the employee’s annual salary, ranging from 4% to 6%. Profit sharing expense for the years ended December 31, 2010, 2009, and 2008 totaled $4,470, $4,201, and $3,518, respectively.
Note 15 — Equity Incentive Plan
     On May 1, 2004, the Company adopted the 2004 Equity Incentive Plan (the “Plan”) under which the Company may grant incentive awards in the form of restricted and unrestricted common stock options to purchase shares of the Company’s common stock (“Company Stock Options”) to certain directors, officers, employees and consultants of the Company and its affiliates. A committee of the Company’s board of directors (the “Committee”), or the board itself in the absence of a Committee, is authorized to make grants and various other decisions under the Plan. Unless otherwise determined by the Committee, any participant granted an award under the Plan must become a party to, and agree to be bound by, the Company’s stockholders’ agreement. Company Stock Options reserved under the Plan total 3,260.93 and may include incentive and nonqualified stock options. Company Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Committee, vest over five years and have a term of ten years from the date of grant.
     The Company has three types of options — rollover options, time-based options, and performance-based options, each of which is described below.
     Rollover Options
     In 2004, the Company’s CEO and its President exchanged vested options in the predecessor company for 98.18 vested options to purchase common shares at $2,500 per share (the “Rollover Options”). These options had an intrinsic value of $737 and a fair value of $880. Under ASC 805-30-30-11 Goodwill or Gain from Bargain Purchase, Including Consideration Transferred, vested options granted by the acquiring company in exchange for outstanding options of the target company should be considered part of the purchase transaction.. The fair value is accounted for as part of the purchase price of the target company.
     Since these options were vested immediately and can be exercised upon death or disability of the executives and put back to the Company, they are reflected as redeemable common securities on the Company’s consolidated balance sheet.
     However, these options have an additional condition, whereby they may be put back to the Company at fair market value upon retirement. Because the terms of the Rollover Options could extend beyond the retirement dates of these two executives, it is possible that they could exercise these options within six months of the specified retirement date and then put the immature shares back to the Company at retirement less than six months later. GAAP requires variable accounting for awards with puts that can be exercised within six months of the issuance of the shares.
     Therefore, regardless of the probability of this occurrence, changes in market value of the shares are expensed as additional stock compensation because the put, even if not probable, is within the control of the employee.
     During 2008, a reduction in redeemable common stock caused by the exercise of 37 of these options, net of the increase in valuation of the remaining 61.18 options, resulted in a net credit to pre tax income of $210. During 2010, an increase in the valuation of the 61.18 options resulted in a charge to pre-tax income of $572. There was no charge to earnings for these options in 2009 because the valuation did not change from 2008.

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
     Time-based options
     In April 2005, the Company granted 722 time-based options (“TBOs”) to key employees and its outside directors, exercisable at a strike price of $10,000. The Company used a minimum value method under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to determine the fair value of the Company Stock Options granted in April 2005, together with the following assumptions: dividend yield of 0%, risk-free interest rate of 3.1%, forfeitures, expected cancellation of 3%, and an expected life of four years. The estimated fair value of the options granted in 2005 is amortized on a straight line basis to compensation expense, net of taxes, over the vesting period of four years. The Company recorded compensation expense of approximately $140 and $201 in general and administrative expenses during the years ended December 31, 2009 and 2008, respectively. There is no remaining stock compensation in future years related to these options.
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
     Since April 2004, the Company granted the following TBOs to key eligible employees and outside directors:

Options Granted	Exercise Price per Share
722.00	$10,000
489.50	12,000
187.00	14,250
20.00	17,500
122.00	20,750
5.00	22,340
95.00	28,350
57.00	27,700
     In addition, in connection with the acquisition of Party America, certain Party America employees elected to roll their options to purchase Party America common stock into fully vested TBOs. As a result, the Company issued 19.02 fully vested TBOs exercisable at strike prices of $6,267 and $10,321 per share and with a fair market value of $170. The fair value of these options was recorded as part of the Party America purchase price.

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
     The Company recorded compensation expense of $723, $736, and $677 during the years ended December 31, 2010, 2009, and 2008 related to the options granted since 2006 under SFAS No. 123(R), in general and administrative expenses. The fair value of each grant is estimated on the grant date using a Black-Scholes option valuation model based on the assumptions in the following table.

Expected dividend rate	—
Risk free interest rate	1.76% to 5.08%
Price volatility	15.00
Weighted average expected life	7.5
Forfeiture rate	7.75
     The weighted average expected life (estimated period of time outstanding) was estimated using the Company’s best estimate for determining the expected term. Expected volatility was based on implied historical volatility of an applicable Dow Jones Industrial Average sector index for a period equal to the stock option’s expected life. The remaining stock compensation expense to be recorded in future years for these options is $1,339.
     In addition, as noted in an earlier footnote, the Company made a distribution to holders of all vested time options granted before December, 2010, of $9,370, which was charged to compensation expense. The remaining stock compensation expense that would be recorded in future years if and when these time options vest is $1,601.
     Performance-based options
     In April 2005, the Company granted 760 performance based options (“PBOs”) to key employees and its outside directors, exercisable at a strike price of $10,000. Under the PBO feature, the ability to exercise vested option awards is contingent upon the occurrence of an initial public offering of the Company’s common stock or a change in control of the Company and the achievement of specified investment returns to the Company’s shareholders. Since a change in control condition cannot be assessed as probable before it occurs, in accordance with EITF 96-5, “Recognition of Liabilities for Contractual Termination Benefits or Changing Benefit Plan Assumptions in Anticipation of a Business Combination” no compensation expense is recorded in connection with the issuance of PBOs until an initial public offering of the Company’s common stock is completed or a change in control occurs. At that time, holders of performance-based options granted before December 2010 would receive a distribution of $9,400 per vested option, which would be included in the recognition of compensation expense if and when that occurs.
     Since April 2005, the Company granted the following PBOs to key eligible employees and outside directors:

Options Granted	Exercise Price per Share
760.00	$10,000
893.50	12,000
314.00	14,250
30.00	17,500
147.00	20,750
185.00	22,340
116.00	28,350
99.00	27,700

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
     During the third quarter of 2008, a new investor acquired 38% of the outstanding stock held by existing shareholders as well as 37 rollover options, 258 time-based options, and 333 performance-based options held by option holders, at a price of $28,350 per share.
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
     For the performance-based options that were exercised as a result of the transaction noted above, the waiver of the change in control requirement resulted in a vesting of these options. Therefore, the performance condition for those exercised options was met immediately upon exercise. Therefore, the effect of the vesting and settlement was accounted for as stock compensation. The fair value of the performance-based options at exercise required to be charged to income is $5,639, of which $2,002 was charged to income in prior years.
     The following table summarizes the changes in outstanding options under the Equity Incentive Plan for the years ended December 31, 2008, 2009 and 2010:

			Average Fair
		Average	Market
		Exercise	Value of Options at
	Options	Price	Grant Date

Outstanding at December 31, 2007	3,399.14	$11,700

Granted	305.90	24,617	$5,736
Exercised	(627.90)	14,283
Canceled	(144.54)	10,193

Outstanding at December 31, 2008	2,932.60	13,242

Granted	40.00	28,350	5,712
Exercised	(7.70)	11,573
Canceled	(31.87)	12,459

Outstanding at December 31, 2009	2,933.03	13,462

Granted	327.00	28,035	7,399
Exercised	(4.68)	11,090
Canceled	(133.10)	21,622

Outstanding at December 31, 2010	3,122.25	14,350
Exercisable at December 31, 2010	996.79	11,139

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
Note 16 — Income Taxes
     A summary of domestic and foreign income before income taxes and minority interest follows:

	Year Ended December 31,
	2010	2009	2008

Domestic	$77,537	$92,364	$54,701
Foreign	4,841	8,060	9,120

Total	$82,378	$100,424	$63,821

     The income tax expense consisted of the following:

	Year Ended December 31,
	2010	2009	2008

Current:
Federal	$34,752	$22,643	$24,515
State	5,281	3,930	4,817
Foreign	1,854	2,297	2,741

Total current provision	41,887	28,870	32,073
Deferred:
Federal	(7,187)	7,705	(6,627)
State	(1,739)	1,150	(1,139)
Foreign	(16)	(52)	(119)

Total deferred (benefit) provision	(8,942)	8,803	(7,885)

Income tax expense	$32,945	$37,673	$24,188

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
     Deferred income tax assets and liabilities from domestic jurisdictions consisted of the following:

	December 31,
	2010	2009

Current deferred income tax assets:
Inventory valuation	$17,246	$16,186
Allowance for doubtful accounts	1,129	941
Accrued liabilities	11,637	10,733
Contribution carryforward	107	56
Tax loss carryforward	405	1,761
Tax credit carryforward	576	576

Current deferred income tax assets (included in prepaid expenses and other current assets)	$31,100	$30,253

Non-current deferred income tax liabilities, net:
Property, plant and equipment	$12,194	$11,631
Intangible assets	59,031	69,774
Amortization of goodwill and other assets	22,599	19,457
Other	1,157	708

Non-current deferred income tax liabilities, net	$94,981	$101,570

     At December 31, 2010, the Company had a net operating loss carryforward remaining from FCPO of approximately $1,217, expiring in 2026. In addition, the Company had alternative minimum tax credit carryforwards of $576, which do not expire.
     The difference between the Company’s effective income tax rate and the federal statutory income tax rate is reconciled below:

	Year Ended December 31,
	2010	2009	2008

Provision at federal statutory income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	2.8	3.1	4.2
Warrant compensation charge not deductible	2.0	—	—
Domestic manufacturing deductions	(3.0)	(0.8)	(1.3)
Adjustments related to previous acquisitions	3.5	—	—
Other	(0.3)	0.2	—

Effective income tax rate	40.0%	37.5	37.9%

     In 2010, the Company recorded certain adjustments related to deferred tax accounts recorded during the current year related to activities associated with previous acquisitions which resulted in domestic tax expense of $2,905.
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

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share)
     The Company treats the Christy’s Group UK subsidiaries for U.S. tax purposes as if they were foreign branches of the US entities so their earnings are not considered permanently reinvested. The Company has determined that the earnings of its subsidiary, Amscan Distributors (Canada) Ltd. should not be considered permanently reinvested, and accordingly has provided U.S. and additional foreign taxes on those undistributed earnings. Since Canadian and U.S. tax rates are similar, the effect of this decision was to decrease the Company’s 2010 tax provision by only $10.
     At December 31, 2010 and 2009, the Company’s share of the cumulative undistributed earnings of its other foreign subsidiaries was approximately $26,185 and $25,138, respectively. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of these foreign subsidiaries, because such earnings are expected to be reinvested indefinitely in the subsidiaries’ operations. It is not practical to estimate the amount of additional tax that might be payable on these foreign earnings in the event of distribution or sale; however, under existing law, foreign tax credits would be available to substantially reduce incremental U.S. taxes payable on amounts repatriated.
     The Company and its subsidiaries file a U.S. federal income tax return, and over 100 state, city, and foreign tax returns.
The following table summarizes the activity related to our gross unrecognized tax benefits:

	2010	2009	2008

Balance as of January 1,	$992	$2,024	$2,485
Increases related to current year tax positions	73	81	172
Increases related to prior year tax positions	505
Decrease related to settlements	(334)	(822)
Decreases related to lapsing of statutes of limitations	(405)	(291)	(633)

Balance as of December 31,	$831	$992	$2,024

     Our total net unrecognized tax benefits that, if recognized, would impact our effective tax rate were $654, $1,032 and $1,787 as of December 31, 2010, 2009 and 2008, respectively.
     Liabilities for unrecognized tax benefits are reflected in other long-term liabilities in the consolidated balance sheet. Included in the balance of unrecognized tax benefits at December 31, 2009, is $341 related to tax positions for which it is possible that the total amounts could significantly change during the next twelve months.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $90 and $146 for the potential payment of interest and penalties at December 31, 2010 and 2009, respectively. The Company credited $56 in interest to income tax expense in 2010 and $119 in 2009.
     For federal income tax purposes, the years 2008 through 2010 are open to examination at December 31, 2010. For non-U.S. income tax purposes, tax years from 2006 through 2010 remain open. Lastly, the Company is open to state and local income tax examinations for the tax years 2006 through 2010.

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
     At December 31, 2010, future minimum lease payments under all operating leases consisted of the following:

Future Minimum
Operating Lease
Payments
2011	$112,172
2012	95,026
2013	67,314
2014	45,510
2015	33,369
Thereafter	71,773

$425,164

     We are also an assignor with contingent lease liability for seven stores sold to franchisees. The potential contingent lease obligations continue until the applicable leases expire in 2014. The maximum amount of the contingent lease obligations may vary, but is limited to the sum of the total amount due under the leases. At December 31, 2010, the maximum amount of the contingent lease obligations was approximately $4,200 and is not included in the table above as such amount is contingent upon certain events occurring, which management has not assessed as probable or estimable at this time.
     The operating leases included in the above table also do not include contingent rent based upon sales volume or other variable costs such as maintenance, insurance and taxes.
     Rent expense for the years ended December 31, 2010, 2009 and 2008, was $144,006, $136,785, and $142,471, respectively, and include immaterial amounts of rent expense related to contingent rent.

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
     At December 31, 2010, the Company’s commitment to pay future minimum product royalties was as follows:

Future Minimum
Royalty Payments
2011	$8,271
2012	7,320
2013	1,724
2014	800
2015	550
Thereafter	1,100

$19,765

     Product royalty expense for the years ended December 31, 2010, 2009 and 2008, was $14,693, $8,615, and $8,455, respectively.
     The Company has entered into product purchase commitments with certain vendors. At December 31, 2010, the Company’s future product commitments were as follows:

Product Purchase
Commitments
2011	$26,700
2012	27,200
2013	27,700

$81,600

Legal Proceedings
     The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.
Related Party Transactions
     Pursuant to the terms of a management agreement, Berkshire Partners LLC and Weston Presidio were paid annual management fees of $833 and $417, respectively, for each of the years ended December 31, 2010, 2009 and 2008. Management fees payable to Berkshire Partners LLC and Weston Presidio totaled $139 and $69, respectively, at December 31, 2010, and 2009 and are included in accrued expenses on the consolidated balance sheet. Although the indenture governing the 8.75% senior subordinated notes will permit the annual payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.

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
     The Company’s industry segment data for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Wholesale	Retail	Consolidated
Year Ended December 31, 2010
Revenues:
Net sales	$769,247	$1,108,785	$1,878,032
Royalties and franchise fees	—	19,417	19,417

Total revenues	769,247	1,128,202	1,897,449
Eliminations	(298,355)	—	(298,355)

Net revenues	$470,892	$1,128,202	$1,599,094

Income from operations	$85,636	$41,800	$127,436

Interest expense, net			40,850
Other expense, net			4,208

Income before income taxes			$82,378

Depreciation and amortization	$18,979	$30,439	$49,418

Total assets	$948,850	$704,301	$1,653,151

	Wholesale	Retail	Consolidated
Year Ended December 31, 2009
Revenues:
Net sales	$633,006	$1,055,965	$1,688,971
Royalties and franchise fees	—	19,494	19,494

Total revenues	633,006	1,075,459	1,708,465
Eliminations	(221,647)	—	(221,647)

Net revenues	$411,359	$1,075,459	$1,486,818

Income from operations	$65,007	$76,866	$141,873

Interest expense, net			41,481
Other income, net			(32)

Income before income taxes			$100,424

Depreciation and amortization	$14,652	$29,730	$44,382

Total assets	$747,262	$733,239	$1,480,501

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(Dollars in thousands, except per share)

	Wholesale	Retail	Consolidated
Year Ended December 31, 2008
Revenues:
Net sales	$653,403	$1,099,136	$1,752,539
Royalties and franchise fees	—	22,020	22,020

Total revenues	653,403	1,121,156	1,774,559
Eliminations	(214,898)	—	(214,898)

Net revenues	$438,505	$1,121,156	$1,559,661

Income from operations	$58,290	$55,628	$113,918

Interest expense, net			50,915
Other expense, net			(818)

Income before income taxes			$63,821

Depreciation and amortization	$14,926	$32,352	$47,278

Total assets	$702,938	$805,039	$1,507,977

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
     The Company’s geographic area data are as follows:

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2010
Revenues:
Net sales to unaffiliated customers	$1,469,533	$110,144	$—	$1,579,677
Net sales between geographic areas	23,570	—	(23,570)	—

Net sales	1,493,103	110,144	(23,570)	1,579,677
Royalties and franchise fees	19,417	—	—	19,417

Total revenues	$1,512,520	$110,144	$(23,570)	$1,599,094

Income from operations	$120,058	$6,129	$1,249	$127,436

Interest expense, net				40,850
Other income, net				4,208

Income before income taxes				$82,378

Depreciation and amortization	$48,427	$991		$49,418

Total assets	$1,645,154	$108,646	$(100,649)	$1,653,151

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2009
Revenues:
Net sales to unaffiliated customers	$1,371,611	$95,713	$—	$1,467,324
Net sales between geographic areas	24,247	—	(24,247)	—

Net sales	1,395,858	95,713	(24,247)	1,467,324
Royalties and franchise fees	19,494	—	—	19,494

Total revenues	$1,415,352	$95,713	$(24,247)	$1,486,818

Income from operations	$132,115	$8,686	$1,072	$141,873

Interest expense, net				41,481
Other income, net				(32)

Income before income taxes				$100,424

Depreciation and amortization	$43,496	$886		$44,382

Total assets	$1,478,493	$82,890	$(80,882)	$1,480,501

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(Dollars in thousands, except per share)

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2008
Revenues:
Net sales to unaffiliated customers	$1,454,145	$83,496	$—	$1,537,641
Net sales between geographic areas	23,194	—	(23,194)	—

Net sales	1,477,339	83,496	(23,194)	1,537,641
Royalties and franchise fees	22,020	—	—	22,020

Total revenues	$1,499,359	$83,496	$(23,194)	$1,559,661

Income from operations	$104,217	$8,536	$1,165	$113,918

Interest expense, net				50,915
Other expense, net				(818)

Income before income taxes				$63,821

Depreciation and amortization	$46,328	$950		$47,278

Total assets	$1,508,310	$49,319	$(49,652)	$1,507,977

Note 19 — Quarterly Results (Unaudited)
     Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines, wholesale customer base and increased promotional activities, the impact of seasonality on the quarterly results of our wholesale operations in recent years has been limited. Promotional activities, including special dating terms, particularly with respect to Halloween and Christmas products sold at wholesale during the third quarter, and the introduction of our new everyday products and designs during the fourth quarter generally result in higher accounts receivables and inventory balances. Our retail operations are subject to substantial seasonal variations. Historically, our retail operations have realized a significant portion of their net sales, net income and cash flow in the fourth quarter of the year, principally due to the sales in October for the Halloween season and, to a lesser extent, due to sales for end of year holidays.
     The following table sets forth our historical revenues, gross profit, income from operations and net income, by quarter, for the years ended December 31, 2010, 2009, and 2008.

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31,

2010
Revenues:
Net sales	$304,379	$352,705	$358,772	$563,821
Royalties and franchise fees	3,844	4,453	4,035	7,085
Gross profit	104,479	141,840	132,437	257,863
Income from operations	8,288	35,367	17,963	65,818	(a)
Net (loss) income attributable to Amscan Holdings, Inc.	(412)	16,460	4,603	28,668	(a)

2009
Revenues:
Net sales	$309,046	$337,536	$336,944	$483,798
Royalties and franchise fees	3,694	4,536	4,164	7,100
Gross profit	103,629	128,425	121,453	214,776
Income from operations	12,201	27,818	14,937	86,917
Net income attributable to Amscan Holdings, Inc.	2,403	10,952	3,079	46,119

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(Dollars in thousands, except per share)

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31,

2008
Revenues:
Net sales	$325,032	$365,174	$356,231	$491,204
Royalties and franchise fees	5,342	6,350	5,863	4,465
Gross profit	110,347	139,414	125,311	196,143
Income from operations	8,778	35,511	18,573	51,056	(a)
Net (loss) income attributable to Amscan Holdings, Inc.	(2,537)	14,669	4,563	23,815	(a)

(a)	During 2010 and 2008, the Company instituted programs to convert its FCPO stores and its company-owned and franchised Party America stores to Party City stores and recorded fourth quarter charges of $27,400, and $17,376, respectively, for the impairment of the Factory Card & Party Outlet and Party America trade names.
Note 20 — Fair Value Measurements
     The provisions of Accounting Standards Codification or ASC, Subtopic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
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
The following table shows assets and liabilities as of December 31, 2010 that are measured at fair value on a recurring basis:

		Significant
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable	Total as of
	Identical Assets or	Inputs	Inputs	December 31,
	Liabilities (Level 1)	(Level 2)	(Level 3)	2010

Derivative assets	—	$241	—	$241
Derivative liabilities	—	(2,288)	—	(2,288)

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
     The carrying amounts for cash and cash equivalents, accounts receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value at December 31, 2010 and December 31, 2009 because of the short-term maturity of those instruments or their variable rates of interest.
     The carrying amount and fair value (based on market prices) of the Company’s term loans and $175,000 Senior Subordinated Notes are as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term Loans	$666,644	$674,060	$364,688	$331,866

$175,000 Senior Subordinated Notes	175,000	176,750	175,000	166,250
     The carrying amounts for other long-term debt approximate fair value at December 31, 2010 and 2009, based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity.
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
     In 2008, the Company entered into a second interest rate swap agreement with a financial institution for an initial aggregate notional amount of $118,505, which increased to a maximum of $163,441 during its term and expired in March 2011.
     The swap agreements had unrealized net losses of $1,414 and $3,977 at December 31, 2010 and 2009, respectively, which were included in accumulated other comprehensive loss (see Note 22). No components of these agreements are excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all gains and losses in accumulated other comprehensive loss related to these swap agreements will be reclassified into earnings by December 2011. The fair value of interest rate contracts at December 31, 2010 and 2009 of $(2,244) and $(6,313) are reported in current liabilities in the consolidated balance sheet.

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
     At December 31, 2010 and 2009, the Company had foreign currency exchange contracts with notional amounts of $13,468, and $19,200, respectively. The foreign currency exchange contracts are reflected in the consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counterparties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. The fair value adjustment at December 31, 2010 and 2009 resulted in an unrealized net gain (loss) of $124, and $(169), respectively, which are included in accumulated other comprehensive loss (see Note 22). No components of these agreements are excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all gains and losses in accumulated other comprehensive loss related to these foreign exchange contracts will be reclassified into earnings by December 2011. The fair value of foreign exchange contracts for the years ended December 31, 2010 and 2009 of $197 and $(269) are reported in accrued expenses and other current assets in the consolidated balance sheets, respectively.

	Notional Amounts		Derivative Assets				Derivative Liabilities
			Balance		Balance		Balance		Balance
			Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	December 31,	December 31,	Line	Value	Line	Value	Line	Value	Line	Value
Derivative Instrument	2010	2009	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009
Interest Rate Hedge	$135,374	$163,441		$—		$—	(b) AE	$(2,244)	(b) AE	$(6,313)

Foreign Exchange Contracts	13,468	19,200	(a) PP	241		$—	(a) AE	(44)	(a) AE	(269)

Total Hedges	$148,842	$182,641		$241		$—		$(2,288)		$(6,582)

(a)	PP = Prepaid expenses and other current assets

(b)	AE = Accrued expenses

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(Dollars in thousands, except per share)
Note 22 — Comprehensive Income
     Comprehensive income consisted of the following:

	Year Ended December 31,
	2010	2009	2008
Net income attributable to Amscan Holdings, Inc.	$49,319	$62,553	$40,510
Net change in cumulative translation adjustment	(376)	4,007	(11,338)
Change in fair value of interest rate swap contracts, net of income taxes of $1,505, $773, and $(2,851)	2,563	1,317	(4,855)
Change in fair value of foreign exchange contracts, net of income tax (benefit) expense of $172, $(1,097), and $1,169	293	(1,867)	1,990

Comprehensive income attributable to Amscan Holdings, Inc.	$51,799	$66,010	$26,307

     Accumulated other comprehensive loss consisted of the following:

	Year Ended December 31,
	2010	2009
Cumulative translation adjustment	$(4,625)	$(4,249)
Interest rate swap contracts, net of income tax benefit of $(830) and $(2,336)	(1,414)	(3,977)
Foreign exchange contracts, net of income tax expense (benefit) of $73 and $(100)	124	(169)

Total accumulated other comprehensive income	$(5,915)	$(8,395)

Note 23 — Subsequent Events
     On January 30, 2011, the Company acquired the common stock of Riethmuller GmbH (“Riethmuller”) for $46,810, in a transaction accounted for as a purchase business combination. Riethmuller is a German distributor of party goods and carnival items with latex balloon manufacturing operations in Malaysia and the ability to manufacture certain party goods in Poland. The acquisition expands the Company’s vertical business model into the latex balloon category and gives the Company an additional significant presence in Germany, Poland and Malaysia. The Company is still in the process of accumulating information to complete the determination of the fair value of certain acquired assets.

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(Dollars in thousands, except per share)
Note 24 — Condensed Consolidating Financial Information
     Borrowings under the New Term Loan Credit Agreement, the New ABL Credit Agreement and the Company’s $175,000 8.75% senior subordinated notes are guaranteed jointly and severally, fully and unconditionally, by the following domestic subsidiaries of the Company (the “Guarantors”):
•	Amscan Inc.

•	Am-Source, LLC

•	Anagram Eden Prairie Property Holdings LLC

•	Anagram International, Inc.

•	Anagram International Holdings, Inc.

•	Anagram International, LLC

•	Gags & Games, Inc.

•	JCS Packaging Inc.

•	M&D Industries, Inc.

•	Party City Corporation

•	PA Acquisition Corporation

•	SSY Realty Corp.

•	Party City Franchise Group Holdings, LLC (“PCFG”)

•	Trisar, Inc.
     Non-guarantor subsidiaries (“Non-guarantors”) include the following:
•	Amscan Distributors (Canada) Ltd.

•	Amscan Holdings Limited

•	Amscan (Asia-Pacific) Pty. Ltd.

•	Amscan de Mexico, S.A. de C.V.

•	Anagram International (Japan) Co., Ltd.

•	Christy’s Asia, Ltd.

•	Christy’s By Design, Ltd.

•	Christy’s Dress Up, Ltd.

•	Christy’s Garments & Accessories Ltd.

•	JCS Hong Kong Ltd.
     The following unaudited information presents condensed consolidating balance sheets at December 31, 2010 and December 31, 2009, Condensed Consolidating Statements of Operations for the years ended December 31, 2010, 2009 and 2008, and the related Condensed Consolidating Statements of cash flows for the years ended December 31, 2010, 2009 and 2008, for the Combined Guarantors and the Combined Non-Guarantors, together with the elimination entries necessary to consolidate the entities comprising the combined companies.
     Certain amounts in the condensed consolidating balance sheet at December 31, 2009 have been reclassified between the combined Non-Guarantors and the Eliminations. These reclassifications have no effect on the balance sheet amounts for the Combined Guarantors or the consolidated amounts.
     As a result of the repayment of PCFG’s debt during the third quarter of 2010, PCFG became a Guarantor and is included under AHI and Combined Guarantors in the Consolidating Financial Statements for the year ended December 31, 2010. For the prior periods presented PCFG was reflected under Combined Non-Guarantors.

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
CONSOLIDATING BALANCE SHEET
December 31, 2010

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14,198	$6,256	$—	$20,454
Accounts receivable , net	76,699	30,632	—	107,331
Inventories, net	405,452	19,883	(1,018)	424,317
Prepaid expenses and other current assets	61,211	4,461	—	65,672

Total current assets	557,560	61,232	(1,018)	617,774
Property, plant and equipment, net	187,574	3,155	—	190,729
Goodwill	600,014	30,478	—	630,492
Trade names	129,954	—	—	129,954
Other intangible assets, net	55,362	—	—	55,362
Investment in and advances to unconsolidated subsidiaries	64,485	—	(64,485)	—
Due from affiliates	22,148	12,998	(35,146)	—
Other assets, net	28,057	783	—	28,840

Total assets	1,645,154	$108,646	$(100,649)	1,653,151

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	150,098	—	—	150,098
Accounts payable	97,510	10,662	—	108,172
Accrued expenses	102,749	8,305	—	111,054
Income taxes payable	35,706	(1,355)	(26)	34,325
Due to affiliates	11,593	23,553	(35,146)	—
Redeemable warrants	15,086	—	—	15,086
Current portion of long-term obligations	9,005	41	—	9,046

Total current liabilities	421,747	41,206	(35,172)	427,781
Long-term obligations, excluding current portion	841,023	89	—	841,112
Deferred income tax liabilities	94,427	554	—	94,981
Other	14,766	—	—	14,766

Total liabilities	1,371,963	41,849	(35,172)	1,378,640

Redeemable common securities	18,089	—	—	18,089

Commitments and contingencies

Stockholders’ equity:
Common Stock	—	336	(336)	—
Additional paid-in capital	287,583	31,025	(31,025)	287,583
Retained (deficit)earnings	(26,566)	37,535	(38,527)	(27,558)
Accumulated other comprehensive (loss) income	(5,915)	(4,411)	4,411	(5,915)

Amscan Holdings, Inc. stockholders’ equity	255,102	64,485	(65,477)	254,110
Noncontrolling interests	—	2,312	—	2,312

Total stockholders’ equity	255,102	66,797	(65,477)	256,422

Total liabilities, redeemable common securities and stockholders’ equity	$1,645,154	$108,646	$(100,649)	$1,653,151

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
CONSOLIDATING BALANCE SHEET
December 31, 2009

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	8,240	7,180	—	15,420
Accounts receivable, net of allowances	60,655	22,126	—	82,781
Inventories, net of allowances	295,004	41,893	(947)	335,950
Prepaid expenses and other current assets	52,706	6,013	—	58,719

Total current assets	416,605	77,212	(947)	492,870
Property, plant and equipment, net	163,999	10,995	—	174,994
Goodwill	521,222	38,039	—	559,261
Trade names	157,283	—	—	157,283
Other intangible assets, net	29,948	24,721	—	54,669
Other assets, net	160,401	7,033	(126,010)	41,424

Total assets	$1,449,458	$158,000	$(126,957)	$1,480,501

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$76,990	$645	$—	$77,635
Accounts payable	67,235	9,666	—	76,901
Accrued expenses	83,430	10,250	—	93,680
Income taxes payable	32,969	(817)	(91)	32,061
Redeemable warrants	15,444	—	—	15,444
Current portion of long-term obligations	28,406	6,500	—	34,906

Total current liabilities	304,474	26,244	(91)	330,627
Long-term obligations, excluding current portion	522,392	16,500	—	538,892
Deferred income tax liabilities	101,000	570	—	101,570
Other	20,288	71,569	(79,956)	11,901

Total liabilities	948,154	114,883	(80,047)	982,990

Redeemable common securities	18,389	—	—	18,389

Commitments and contingencies

Stockholders’ equity:
Common Stock		339	(339)	—
Additional paid-in capital	335,731	46,167	(46,075)	335,823
Retained earnings	155,579	(5,476)	(546)	149,557
Accumulated other comprehensive loss	(8,395)	(50)	50	(8,395)

Amscan Holdings, Inc. stockholders’ equity	482,915	40,980	(46,910)	476,985
Noncontrolling interests	—	2,137	—	2,137

Total stockholders’ equity	482,915	43,117	(46,910)	479,122

Total liabilities, redeemable common securities and stockholders’ equity	$1,449,458	$158,000	$(126,957)	$1,480,501

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
CONSOLIDATING STATEMENT OF INCOME
For The Year Ended December 31, 2010

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$1,493,103	$110,144	$(23,570)	$1,579,677
Royalties and franchise fees	19,417	—	—	19,417

Total revenues	1,512,520	110,144	(23,570)	1,599,094

Expenses:
Cost of sales	884,957	81,600	(23,499)	943,058
Selling expenses	31,379	11,346	—	42,725
Retail operating expenses	296,891	—	—	296,891
Franchise expenses	12,269	—	—	12,269
General and administrative expenses	124,542	11,170	(1,320)	134,392
Art and development costs	15,024	(101)	—	14,923
Impairment of trade name	27,400	—	—	27,400

Total expenses	1,392,462	104,015	(24,819)	1,471,658

Income from operations	120,058	6,129	1,249	127,436

Interest expense, net	40,791	59	—	40,850
Other (income) expense, net	(1,312)	1,159	4,361	4,208

Income before income taxes	80,579	4,911	(3,112)	82,378
Income tax expense	31,215	1,756	(26)	32,945

Net income	$49,364	$3,155	$(3,086)	$49,433
Less net income attributable to noncontrolling interests	—	114	—	114

Net income attributable to Amscan Holdings, Inc.	$49,364	$3,041	$(3,086)	$49,319

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
CONSOLIDATING STATEMENT OF INCOME
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
(Dollars in thousands, except per share amounts)
CONSOLIDATING STATEMENT OF INCOME
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

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 31, 2010

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows used in operating activities:
Net income	49,364	3,155	(3,086)	49,433
Less: net income attributable to noncontrolling interest	—	114	—	114

Net income attributable to Amscan Holdings, Inc.	$49,364	$3,041	$(3,086)	$49,319

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	48,427	991	—	49,418
Amortization of deferred financing costs	2,475	—	—	2,475
Provision for doubtful accounts	695	(58)	—	637
Deferred income tax expense	(8,942)	—	—	(8,942)
Deferred rent	4,500	—	—	4,500
Undistributed gain in unconsolidated joint venture	(678)	—	—	(678)
Impairment of trade name	27,400	—	—	27,400
Impairment of fixed assets	597	—	—	597
Loss (gain) on disposal of equipment	206	(15)	—	191
Equity based compensation	6,018	—	—	6,018
Write-off of deferred financing costs	2,448	—	—	2,448
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(14,428)	7,921	—	(6,507)
Increase in inventories	(84,538)	(1,300)	71	(85,767)
Increase in prepaid expenses and other current assets	(21,711)	(1,282)	—	(22,993)
Increase (decrease) in accounts payable, accrued expenses and income taxes payable	44,254	(4,217)	3,015	43,052

Net cash provided by operating activities	56,087	5,081	—	61,168

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(53,350)	2	—	(53,348)
Capital expenditures	(48,558)	(1,065)	—	(49,623)
Proceeds from disposal of property and equipment	159	46	—	205

Net cash used in investing activities	(101,749)	(1,017)	—	(102,766)

Cash flows provided by financing activities:
Repayments of loans, notes payable and long-term obligations	(393,259)	(30)	—	(393,289)
Proceeds from loans, notes payable and long-term obligations	742,112	41	—	742,153
Dividend distribution	(301,829)	—	—	(301,829)
Payments related to redeemable common stock and rollover options	(572)	—	—	(572)
Proceeds from issuance of common stock and exercise of options, net of retirements	52	—	—	52

Net cash provided by financing activities	46,504	11	—	46,515
Effect of exchange rate changes on cash and cash equivalents	(243)	360	—	117

Net increase in cash and cash equivalents	599	4,435	—	5,034
Cash and cash equivalents at beginning of period	13,599	1,821		15,420

Cash and cash equivalents at end of period	$14,198	$6,256	$—	$20,454

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 31, 2009

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows provided by operating activities:
Net income	$64,255	3,773	$(5,277)	$62,751
Less: net income attributable to noncontrolling interest	—	198	—	198

Net income attributable to Amscan Holdings, Inc.	$64,255	$3,575	$(5,277)	$62,553

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	39,885	4,497	—	44,382
Amortization of deferred financing costs	1,888	275	—	2,163
Provision for doubtful accounts	2,444	1,538	—	3,982
Deferred income tax expense	8,803	—	—	8,803
Deferred rent	977	786	—	1,763
Undistributed gain in unconsolidated joint venture	(632)	—	—	(632)
Loss on disposal of equipment	61	217	—	278
Equity based compensation	876	—	—	876
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	11,498	(5,161)	—	6,337
Decrease (increase) in inventories	35,824	(5,139)	248	30,933
Increase in prepaid expenses and other assets	(20,408)	(765)	—	(21,173)
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(30,528)	9,176	5,029	(16,323)

Net cash provided by operating activities	114,943	8,999	—	123,942

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(726)	(2,652)	—	(3,378)
Cash in escrow in connection with acquisitions	(24,881)	—	—	(24,881)
Capital expenditures	(23,860)	(2,335)	—	(26,195)
Proceeds from disposal of property and equipment	77	19	—	96

Net cash used in investing activities	(49,390)	(4,968)	—	(54,358)

Cash flows used in financing activities
Repayments of loans, notes payable and long-term obligations	(66,392)	(3,855)	—	(70,247)
Proceeds from issuance of common stock and exercise of options, net of retirements	90	—	—	90

Net cash used in financing activities	(66,302)	(3,855)	—	(70,157)
Effect of exchange rate changes on cash and cash equivalents	488	2,447	—	2,935

Net (decrease) increase in cash and cash equivalents	(261)	2,623	—	2,362
Cash and cash equivalents at beginning of period	8,501	4,557	—	13,058

Cash and cash equivalents at end of period	$8,240	$7,180	$—	$15,420

AMSCAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
CONSOLIDATING STATEMENT OF CASH FLOWS
For Year Ended December 31, 2008

	AHI and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows provided by operating activities:
Net income	$44,439	$1,232	$(6,038)	$39,633
Less: net loss attributable to noncontrolling interest	—	(877)	—	(877)

Net income attributable to Amscan Holdings, Inc.	$44,439	$2,109	$(6,038)	$40,510

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	42,406	4,872	—	47,278
Amortization of deferred financing costs	1,956	265	—	2,221
Provision for doubtful accounts	945	147	—	1,092
Deferred income tax benefit	(7,885)	—	—	(7,885)
Deferred rent	1,202	—	—	1,202
Undistributed gain in unconsolidated joint venture	(538)	—	—	(538)
Impairment of trade name	17,376	—	—	17,376
(Gain) loss on disposal of equipment	(1,198)	3	—	(1,195)
Equity based compensation	4,311	46	—	4,357
Tax benefit on exercised options	(1,823)	—	—	(1,823)
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,526	1,711	—	8,237
Increase in inventories	(51,358)	(1,144)	155	(52,347)
Decrease in prepaid expenses and other current assets	29,595	1,645	—	31,240
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(22,075)	6,396	5,883	(9,796)

Net cash provided by operating activities	63,879	16,050	—	79,929

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(1,143)	(473)	—	(1,616)
Capital expenditures	(44,457)	(8,544)	—	(53,001)
Proceeds from disposal of property and equipment	3,390	28	—	3,418

Net cash used in investing activities	(42,210)	(8,989)	—	(51,199)

Cash flows used in financing activities:
Repayments of loans, notes payable and long-term obligations	(24,250)	(2,592)	—	(26,842)
Tax benefit on exercised options	1,823	—	—	1,823
Sale of additional interest to minority shareholder	2,500	—	—	2,500
Purchase and retirement of redeemable common stock	(514)	—	—	(514)

Net cash used in financing activities	(20,441)	(2,592)	—	(23,033)
Effect of exchange rate changes on cash and cash equivalents	(1,075)	(8,838)	—	(9,913)

Net increase (decrease) in cash and cash equivalents	153	(4,369)	—	(4,216)
Cash and cash equivalents at beginning of period	8,391	8,883	—	17,274

Cash and cash equivalents at end of period	$8,544	$4,514	$—	$13,058

SCHEDULE II
AMSCAN HOLDINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2010, 2009 and 2008

	Beginning			Ending
(Dollars in thousands)	Balance	Write-Offs	Additions	Balance

Allowance for Doubtful Accounts:
For the year ended December 31, 2008	$2,637	$1,546	$1,092	$2,183
For the year ended December 31, 2009	2,183	3,168	3,982	2,997
For the year ended December 31, 2010	2,997	920	637	2,714

Inventory Reserves::
For the year ended December 31, 2008	10,416	5,128	3,030	8,318
For the year ended December 31, 2009	8,318	2,755	2,989	8,552
For the year ended December 31, 2010	8,552	2,734	4,687	10,505