Form 10-Q
period 2011-03-31
AMSCAN HOLDINGS INC
filed 2011-05-16
CIK 1024729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 16, 2011, 1,000.00 shares of the Registrant’s common stock were outstanding.

AMSCAN HOLDINGS, INC.
FORM 10-Q
March 31, 2011
     References throughout this document to “Amscan,” “AHI” and the “Company” include Amscan Holdings, Inc. and its wholly owned subsidiaries. In this document the words “we,” “our,” “ours” and “us” refer only to the Company and its majority owned subsidiaries and not to any other person.
     You may read and copy any materials we file with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2011	2010
	(unaudited)	(Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$18,221	$20,454
Accounts receivable, net of allowances	113,889	107,331
Inventories, net of allowances	437,059	424,317
Prepaid expenses and other current assets	65,037	65,672

Total current assets	634,206	617,774
Property, plant and equipment, net	202,757	190,729
Goodwill	660,366	630,492
Trade names	129,954	129,954
Other intangible assets, net	52,795	55,362
Other assets, net	29,250	28,840

Total assets	$1,709,328	$1,653,151

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$227,632	$150,098
Accounts payable	91,848	108,172
Accrued expenses	107,803	111,054
Income taxes payable	29,550	34,325
Redeemable warrants	—	15,086
Current portion of long-term obligations	9,100	9,046

Total current liabilities	465,933	427,781
Long-term obligations, excluding current portion	839,051	841,112
Deferred income tax liabilities	95,091	94,981
Deferred rent and other long-term liabilities	17,623	14,766

Total liabilities	1,417,698	1,378,640

Redeemable common securities (including 1,142.27 and 597.52 common shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	33,179	18,089

Commitments and contingencies

Stockholders’ equity:
Common Stock ($0.01 par value; 40,000.00 shares authorized; 30,970.02 and 30,226.50 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively )	—	—
Additional paid-in capital	287,751	287,583
Retained deficit	(30,119)	(27,558)
Accumulated other comprehensive loss	(1,613)	(5,915)

Amscan Holdings Inc. stockholders’ equity	256,019	254,110
Noncontrolling interests	2,432	2,312

Total stockholders’ equity	258,451	256,422

Total liabilities, redeemable common securities and stockholders’ equity	$1,709,328	$1,653,151

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2011	2010
Revenues:
Net sales	$352,501	$304,379
Royalties and franchise fees	3,681	3,844

Total revenues	356,182	308,223

Expenses:
Cost of sales	225,014	199,900
Wholesale selling expenses	13,852	10,390
Retail operating expenses	61,848	52,960
Franchise expenses	3,365	3,124
General and administrative expenses	31,545	29,925
Art and development costs	3,950	3,636

Total expenses	339,574	299,935

Income from operations	16,608	8,288

Interest expense, net	20,368	9,301
Other expense (income), net	62	(69)

Loss before income taxes	(3,822)	(944)
Income tax benefit	(1,330)	(575)

Net loss	(2,492)	(369)
Less: net income attributable to noncontrolling interest	71	43

Net loss attributable to Amscan Holdings, Inc.	$(2,563)	$(412)

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2011
(Unaudited)
(Amounts in thousands)

					Accumulated	Amscan
			Additional		Other	Holdings, Inc.
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Stock	Capital	Deficit	Loss	Equity	Interests	Equity

Balance at December 31, 2010	30,226.50	$—	$287,583	$(27,558)	$(5,915)	$254,110	$2,312	$256,422
Net loss				(2,563)		(2,563)	71	(2,492)
Net change in cumulative translation adjustment					3,794	3,794	49	3,843
Change in fair value of interest rate swap contracts, net of income taxes					708	708		708
Change in fair value of foreign exchange contracts, net of income taxes					(200)	(200)		(200)

Comprehensive income						1,739	120	1,859
Exercise of redeemable warrants			(3)			(3)		(3)
Exercise of non-redeemable warrant	740.74		—			—		—
Exercise of non-redeemable common stock options	2.78		28			28		28
Equity based compensation expense			143			143		143
Distribution in lieu of dividend				2		2		2

Balance at March 31, 2011	30,970.02	$—	$287,751	$(30,119)	$(1,613)	$256,019	$2,432	$258,451

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows used in operating activities:
Net loss	$(2,492)	$(369)
Less: net income attributable to noncontrolling interest	71	43

Net loss attributable to Amscan Holdings, Inc.	(2,563)	(412)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	13,249	11,574
Amortization of deferred financing costs	1,197	221
Provision for doubtful accounts	361	304
Deferred income tax provision	261	377
Deferred rent	2,023	437
Undistributed income in unconsolidated joint venture	(313)	(288)
Loss on disposal of equipment	5	303
Equity based compensation	143	93
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,660	(4,469)
Decrease in inventories	2,721	2,752
Decrease (increase) in prepaid expenses and other current assets	3,392	(4,140)
Decrease in accounts payable, accrued expenses and income taxes payable	(35,043)	(24,293)

Net cash used in operating activities	(12,907)	(17,541)

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(56,420)	(3,585)
Capital expenditures	(10,977)	(6,924)
Proceeds from disposal of property and equipment	1	54

Net cash used in investing activities	(67,396)	(10,455)

Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(2,506)	(3,383)
Borrowings under revolving credit facilities	77,816	33,815
Distribution in lieu of dividend	2	—
Proceeds from exercise of stock options	28	—

Net cash provided by financing activities	75,340	30,432
Effect of exchange rate changes on cash and cash equivalents	2,730	(802)

Net (decrease) increase in cash and cash equivalents	(2,233)	1,634
Cash and cash equivalents at beginning of period	20,454	15,420

Cash and cash equivalents at end of period	$18,221	$17,054

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$14,032	$4,751
Income taxes	$3,081	$3,516
See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share amounts)
Note 1 — Description of Business
     Amscan Holdings, Inc. (“Amscan”, “AHI” or the “Company”) designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic and latex balloons, accessories, novelties, costumes, other garments, gifts and stationery throughout the world. In addition, the Company operates specialty retail party supply stores in the United States principally under the names Party City and Halloween City and franchises both individual stores and franchise areas throughout the United States and Puerto Rico principally under the name Party City. The Company is a wholly-owned subsidiary of Party City Holdings Inc. (“PCHI”), formerly known as AAH Holdings Corporation.
Note 2 — Acquisitions
     On January 30, 2011, the Company acquired the common stock of Riethmuller GmbH (“Riethmuller”) for $47,069, in a transaction accounted for as a purchase business combination. Riethmuller is a German distributor of party goods and carnival items with latex balloon manufacturing operations in Malaysia and the ability to manufacture certain party goods in Poland. The acquisition expands the Company’s vertical business model into the latex balloon category and gives the Company an additional significant presence in Germany, Poland and Malaysia. The results of this newly acquired business are included in the consolidated financial statements since the January 30, 2011 acquisition date and are reported in the operating results of the Company’s Wholesale segment.
     The preliminary estimate of the excess of the purchase price over the tangible assets is initially being assigned to goodwill. The following summarizes the estimated fair value of the assets and liabilities acquired: accounts receivable of $8,581, inventory of $14,828, fixed assets of $11,227, other current and non-current assets of $5,403, accounts payable and other current liabilities of $9,440 and other non-current liabilities of $4,086. The remaining $20,556 has been initially recorded as goodwill. The allocation of the purchase price is based on our preliminary estimates of the fair value of the tangible assets acquired and liabilities assumed. The Company is still in the process of accumulating information to complete the determination of the fair value of certain acquired assets, including identifiable intangible assets acquired. Goodwill arises because the purchase price reflects the strategic fit and expected synergies this business will bring to the Company’s operations.
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
     On December 21, 2009, the Company entered into an Asset Purchase Agreement with American Greetings Corporation (“American Greetings”) under which it acquired certain assets, equipment and processes used in the manufacture and distribution of party goods effective on March 1, 2010 (the “Designware Acquisition”). In connection with the Designware Acquisition, the companies also entered into a Supply and Distribution Agreement and a Licensing Agreement (collectively, the “Agreements”). Under the terms of the Agreements, the Company has exclusive rights to manufacture and distribute products into various channels including the party store channel. In addition, American Greetings will continue to distribute party goods to various channels including to its mass market, drug, grocery, and specialty retail customers. American Greetings will purchase substantially all of its party goods requirements from the Company and the Company will license from American Greetings the “Designware” brand and other character licenses. The results of this business are included in the consolidated financial statements since the March 1, 2010 acquisition date and are reported in the operating results of the Company’s Wholesale segment.
     The acquisition-date fair value of the total consideration transferred was $45,881, including cash of $24,881 and a warrant to purchase approximately 2% of the Common Stock of PCHI valued at $21,000. The fair value of the warrant was determined based on the agreement between the parties. The warrant was exercised in February 2011.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share amounts)
     During 2010, the Company acquired 20 franchisee stores located throughout several states for total consideration of $24,300. Total consideration consisted of $21,500 in cash and the exchange of five corporate stores located in Pennsylvania. Excluding the assets exchanged of $2,800, the fair value of the assets and liabilities acquired for cash were $2,500 of inventory and $1,600 of fixed assets. The remaining $17,400 has been recorded as goodwill. The entire excess of the purchase price over the fair value of the tangible assets acquired is deductible for tax purposes over 15 years
     During the three months ended March 21, 2011, the Company acquired 3 franchisee stores in California for total consideration of $9,200. The fair value of the assets acquired were $1,300 of inventory and $300 of fixed assets. The remaining $7,600 has been recorded as goodwill.
Note 3 — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010, and the audited balance sheet as of December 31, 2010, include the accounts of the Company and its majority-owned and controlled entities. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included in the unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. Our business is subject to substantial seasonal variations, as our retail segment has realized a significant portion of its net sales, cash flow and net income in the fourth quarter of each year, principally due to its Halloween season sales in October and, to a lesser extent, other holiday season sales at the end of the calendar year. We expect that this general pattern will continue. Our results of operations may also be affected by industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs. For further information, see the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.
Note 4 — Inventories
     Inventories consisted of the following:

	March 31,	December 31,
	2011	2010
Finished goods	$426,912	$416,831
Raw Materials	13,670	11,879
Work in Process	7,048	6,112

	447,630	434,822
Reserve for slow-moving and obsolete inventory	(10,571)	(10,505)

	$437,059	$424,317

     Inventories are valued at the lower of cost or market. The Company determines the cost of inventory at its retail stores using the weighted average method, which approximates the first-in, first-out method. All other inventory cost is determined using the first-in, first-out method.
Note 5 — Income Taxes
     The income tax benefit for the quarters ended March 31, 2011 and 2010 were determined based upon the Company’s estimated consolidated effective income tax rates of 35.8% and 35.7% for the years ending December 31, 2011 and 2010, respectively. The differences between the estimated consolidated effective income tax rate and the U.S. federal statutory rate are primarily attributable to state income taxes and available domestic manufacturing deductions.
     In addition, the income tax benefit for the first quarter of 2011 reflects interest on remaining unrecognized tax benefits, and for the first quarter of 2010 reflects the expiration of state statutes of limitations resolving previously unrecognized tax benefits.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share amounts)
Note 6 — Restructuring
     In connection with the November 2007 acquisition of Factory Card & Party Outlet (“FCPO”), $9,101 was accrued related to plans to restructure FCPO’s merchandising assortment and administrative operations and involuntarily terminate a limited number of FCPO personnel. Through March 31, 2011, the Company incurred $7,656 in restructuring costs, including $51 incurred in the three months ended March 31, 2011. The Company expects to incur the remaining balance of $1,445 in 2011.
Note 7 — Comprehensive Income (Loss)
     Comprehensive income (loss) attributable to Amscan Holdings, Inc. consisted of the following:

	Three Months ended March 31,
	2011	2010
Net loss	$(2,563)	$(412)
Net change in cumulative translation adjustment	3,794	(1,032)
Change in fair value of interest rate swap contracts, net of income tax expense of $416 and $290	708	494
Change in fair value of foreign exchange contracts, net of income tax (benefit) expense of $(117) and $313	$(200)	$532

Comprehensive income (loss)	$1,739	$(418)

Note 8 — Capital Stock
     At March 31, 2011 and December 31, 2010, the Company’s authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding and 40,000.00 shares of common stock, $0.01 par value, of which 30,970.02 and 30,226.50, respectively, were issued and outstanding. Of these shares, 1,142.27 and 597.52 shares were redeemable at March 31, 2011 and December 31, 2010, respectively, and are classified as redeemable common securities on the balance sheet, as described below.
     Certain employee stockholders owned 1,142.27 and 597.52 shares of PCHI common stock at March 31, 2011 and December 31, 2010, respectively. Under the terms of the PCHI stockholders’ agreement dated April 30, 2004, as amended, the Company has an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders can require the Company to purchase all of the shares held by the former employee. The purchase price as prescribed in the stockholders’ agreement is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by the Company to certain employee stockholders based on the estimated fair market value of fully paid and vested common securities totaled $33,179 at March 31, 2011 and $18,089 at December 31, 2010, and is classified as redeemable common securities on the consolidated balance sheet, with a corresponding adjustment to stockholders’ equity. As there is no active market for the Company’s common stock, the Company estimates the fair value of its common stock based on a valuation model confirmed periodically by recent acquisitions or independent appraisals.
     In addition, in 2004, the Company’s CEO and President exchanged vested options in a predecessor company for fully vested options to purchase common stock of the Company. Since these options vested immediately and can be exercised upon the death or disability of the officer and put back to the Company, they are reflected as redeemable common securities of $1,542 on the Company’s balance sheet.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share amounts)
Note 9 — Segment Information
Industry Segments
     The Company has two identifiable business segments. The Wholesale segment includes the design, manufacture, contract for manufacture and wholesale distribution of party goods, including paper and plastic tableware, metallic and latex balloons, accessories, novelties, costumes, other garments, gifts and stationery. The Retail segment includes the operation of company-owned retail party supply superstores in the United States and the sale of franchises on an individual store and franchise area basis throughout the United States and Puerto Rico.
     The Company’s industry segment data for the three months ended March 31, 2011 and March 31, 2010 is as follows:

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2011
Revenues:
Net sales	$199,576	$220,106	$419,682
Royalties and franchise fees	—	3,681	3,681

Total revenues	199,576	223,787	423,363
Eliminations	(67,181)	—	(67,181)

Net Revenues	$132,395	$223,787	$356,182

Income (loss) from operations	$17,286	$(678)	$16,608

Interest expense, net			20,368
Other expense, net			62

Loss before income tax benefit			$(3,822)

Depreciation & Amortization	$5,134	$8,115	$13,249

Total assets	$1,036,646	$672,682	$1,709,328

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2010
Revenues:
Net sales	$160,959	$198,456	$359,415
Royalties and franchise fees	—	3,844	3,844

Total revenues	160,959	202,300	363,259
Eliminations	(55,036)	—	(55,036)

Net Revenues	$105,923	$202,300	$308,223

Income (loss) from operations	$17,410	$(9,122)	$8,288

Interest expense, net			9,301
Other income, net			(69)

Loss before income tax benefit			$(944)

Depreciation & Amortization	$4,391	$7,183	$11,574

Total assets	$811,933	$691,219	$1,503,152

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
Note 11 — Stock Option Plan
     The Company recorded $143 and $93 of stock-based compensation in general and administrative expenses during the three months ended March 31, 2011 and 2010, respectively.
     During February 2011, the Company granted 26 time options and 138 performance options to employees under the terms of the PCHI 2004 Equity Incentive Plan. The options vest at a rate of 20% per year and are exercisable at $27,700 per share. The ability to exercise vested performance options is contingent upon the occurrence of an initial public offering or a change in control, as defined, and the achievement of specific investment returns to the Company’s stockholders.
     During the three months ended March 31, 2011, 2.78 options were exercised. There are options to purchase 3,283.47 shares of common stock outstanding at March 31, 2011.
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
     At March 31, 2011 and December 31, 2010, the Company had an interest rate swap agreement with the notional amount of $135,374, and a net liability fair value of $1,120 and $2,244 at March 31, 2011 and December 31, 2010, respectively. The swap agreements had unrealized net losses of $706 and $1,414 at March 31, 2011 and December 31, 2010, respectively, which were included in accumulated other comprehensive income (loss). No components of these agreements are excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness.
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

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share amounts)
     At March 31, 2011 and December 31, 2010 the Company had foreign currency exchange contracts with notional amounts of $14,774 and $13,468, respectively and fair values of $(120) and $197, respectively. The foreign currency exchange contracts are reflected in the consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counter-parties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. The fair value adjustment at March 31, 2011 and December 31, 2010 resulted in an unrealized net gain of $124 and an unrealized net loss of $(76), respectively, which are included in accumulated other comprehensive income (loss). As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all gains and losses in accumulated other comprehensive income (loss) related to these foreign exchange contracts will be reclassified into earnings by December 2011.
     Fair Value Measurement
     ASC Subtopic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC Subtopic 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
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
     The following tables show assets and liabilities as of March 31, 2011 and December 31, 2010, that are measured at fair value on a recurring basis (in thousands):

	Quoted Prices in	Significant
	Active Markets for	Other	Unobservable
	Identical Assets or	Observable	Inputs	Total as of
	Liabilities (Level 1)	Inputs (Level 2)	(Level 3)	March 31, 2011
Derivative assets	—	$33	—	$33
Derivative liabilities	—	(1,274)	—	(1,274)

		Significant
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets or	Inputs	Inputs	Total as of
	Liabilities (Level 1)	(Level 2)	(Level 3)	December 31, 2010
Derivative assets	—	$241	—	$241
Derivative liabilities	—	(2,288)	—	(2,288)
     In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share amounts)
     The carrying amounts for cash and cash equivalents, accounts receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value at March 31, 2011 and December 31, 2010 because of the short-term maturity of those instruments or their variable rates of interest.
     The carrying amount and fair value (based on market prices) of the Company’s Term Loan and $175,000 Senior Subordinated Notes are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term Loan	$665,205	$671,857	$666,644	$674,060
$175,000 Senior Subordinated Notes	175,000	176,750	175,000	176,750
     The carrying amounts for other long-term debt approximate fair value at March 31, 2011 and December 31, 2010, based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity.
     The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded on its consolidated balance sheets as of March 31, 2011 and December 31, 2010.

			Derivative Assets				Derivative Liabilities
	Notional Amounts		March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
			Balance		Balance		Balance		Balance
	March 31,	December 31,	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
Derivative Instrument	2011	2010	Line	Value	Line	Value	Line	Value	Line	Value

Interest Rate Hedge	$135,374	$135,374		$—		$—	(b) AE	$(1,120)	(b) AE	$(2,244)
Foreign Exchange Contracts	14,774	13,468	(a) PP	33	(a) PP	241	(b) AE	(154)	(b) AE	(44)

Total Hedges	$150,148	$148,842		$33		$241		$(1,274)		$(2,288)

(a)	PP = Prepaid expenses and other current assets

(b)	AE = Accrued expenses
Note 13 — Recently Issued Accounting Pronouncements
     In January 2011, the Financial Accounting Standards Board issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings” in Update No. 2010-20. ASU 2011-01 defers the portion of ASU 2010-20 related to troubled debt disclosures. This guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. We do not anticipate any material impact from this update.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share amounts)
Note 14 — Condensed Consolidating Financial Information
     Borrowings under the Term Loan Credit Agreement, the ABL Credit Agreement and the Company’s 8.75% $175,000 senior subordinated notes due April 30, 2014 are guaranteed jointly and severally, fully and unconditionally, by the following wholly-owned domestic subsidiaries of the Company (the “Guarantors”):
•	Amscan Inc.

•	Am-Source, LLC

•	Anagram Eden Prairie Property Holdings LLC

•	Anagram International, Inc.

•	Anagram International Holdings, Inc.

•	Anagram International, LLC

•	Gags & Games, Inc.

•	JCS Packaging Inc.

•	M&D Industries, Inc.

•	Party City Corporation

•	PA Acquisition Corporation

•	SSY Realty Corp.
     Non-guarantor subsidiaries (“Non-guarantors”) include the following:
•	Amscan (Asia-Pacific) Pty. Ltd.

•	Amscan de Mexico, S.A. de C.V.

•	Amscan Distributors (Canada) Ltd.

•	Anagram Espana, S.A.

•	Anagram France S.C.S.

•	Amscan Holdings Limited

•	Anagram International (Japan) Co., Ltd.

•	Amscan Partyartikel GmbH

•	Christy’s Asia, Ltd.

•	Christy’s By Design, Ltd.

•	Christy’s Dress Up, Ltd.

•	Christy’s Garments & Accessories Ltd.

•	JCS Hong Kong Ltd.

•	Riethmuller GmbH
     The following information presents condensed consolidating balance sheets at March 31, 2011 and December 31, 2010, the condensed consolidating statements of operations for the three months ended March 31, 2011 and 2010, and the related condensed consolidating statements of cash flows for the three months ended March 31, 2011 and 2010, for the combined Guarantors and the combined Non-guarantors, together with the elimination entries necessary to consolidate the entities comprising the combined companies.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2011
(Amounts in thousands)

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,608	$8,613	$—	$18,221
Accounts receivable, net of allowances	75,137	38,752	—	113,889
Inventories, net of allowances	399,394	38,744	(1,079)	437,059
Prepaid expenses and other current assets	58,881	6,156	—	65,037

Total current assets	543,020	92,265	(1,079)	634,206
Property, plant and equipment, net	188,554	14,203	—	202,757
Goodwill	608,302	52,064	—	660,366
Trade names	129,954	—	—	129,954
Other intangible assets, net	52,795	—	—	52,795
Investment in and advances to unconsolidated subsidiaries	113,253	—	(113,253)	—
Due from affiliates	73,843	59,788	(133,631)	—
Other assets, net	28,349	901	—	29,250

Total assets	$1,738,070	$219,221	$(247,963)	$1,709,328

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	227,632	—	—	227,632
Accounts payable	80,469	11,379	—	91,848
Accrued expenses	92,208	15,595	—	107,803
Income taxes payable	29,932	(333)	(49)	29,550
Due to affiliates	58,282	75,349	(133,631)	—
Current portion of long-term obligations	9,059	41	—	9,100

Total current liabilities	497,582	102,031	(133,680)	465,933
Long-term obligations, excluding current portion	838,972	79	—	839,051
Deferred income tax liabilities	94,370	721	—	95,091
Other	16,918	705	—	17,623

Total liabilities	1,447,842	103,536	(133,680)	1,417,698

Redeemable common securities	33,179	—	—	33,179

Commitments and contingencies

Stockholders’ equity:
Common Stock	—	336	(336)	—
Additional paid-in capital	287,751	78,094	(78,094)	287,751
Retained earnings	(29,089)	36,065	(37,095)	(30,119)
Accumulated other comprehensive income (loss)	(1,613)	(1,242)	1,242	(1,613)

Amscan Holdings Inc. stockholders’ equity	257,049	113,253	(114,283)	256,019
Noncontrolling interests	—	2,432	—	2,432

Total stockholders’ equity	257,049	115,685	(114,283)	258,451

Total liabilities, redeemable common securities and stockholders’ equity	$1,738,070	$219,221	$(247,963)	$1,709,328

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONSOLIDATING BALANCE SHEET
December 31, 2010
(Amounts in thousands)

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14,198	$6,256	$—	$20,454
Accounts receivable , net	76,699	30,632	—	107,331
Inventories, net	405,452	19,883	(1,018)	424,317
Prepaid expenses and other current assets	61,211	4,461	—	65,672

Total current assets	557,560	61,232	(1,018)	617,774
Property, plant and equipment, net	187,574	3,155	—	190,729
Goodwill	600,014	30,478	—	630,492
Trade names	129,954	—	—	129,954
Other intangible assets, net	55,362	—	—	55,362
Investment in and advances to unconsolidated subsidiaries	64,485	—	(64,485)	—
Due from affiliates	22,148	12,998	(35,146)	—
Other assets, net	28,057	783	—	28,840

Total assets	1,645,154	$108,646	$(100,649)	$1,653,151

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	150,098	—	—	150,098
Accounts payable	97,510	10,662	—	108,172
Accrued expenses	102,749	8,305	—	111,054
Income taxes payable	35,706	(1,355)	(26)	34,325
Due to affiliates	11,593	23,553	(35,146)	—
Redeemable warrants	15,086	—	—	15,086
Current portion of long-term obligations	9,005	41	—	9,046

Total current liabilities	421,747	41,206	(35,172)	427,781
Long-term obligations, excluding current portion	841,023	89	—	841,112
Deferred income tax liabilities	94,427	554	—	94,981
Other	14,766	—	—	14,766

Total liabilities	1,371,963	41,849	(35,172)	1,378,640

Redeemable common securities	18,089	—	—	18,089

Commitments and contingencies

Stockholders’ equity:
Common Stock	—	336	(336)	—
Additional paid-in capital	287,583	31,025	(31,025)	287,583
Retained (deficit)earnings	(26,566)	37,535	(38,527)	(27,558)
Accumulated other comprehensive (loss) income	(5,915)	(4,411)	4,411	(5,915)

Amscan Holdings, Inc. stockholders’ equity	255,102	64,485	(65,477)	254,110
Noncontrolling interests	—	2,312	—	2,312

Total stockholders’ equity	255,102	66,797	(65,477)	256,422

Total liabilities, redeemable common securities and stockholders’ equity	$1,645,154	$108,646	$(100,649)	$1,653,151

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2011
(Amounts in thousands)

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$316,743	$41,308	$(5,550)	$352,501
Royalties and franchise fees	3,681	—	—	3,681

Total revenues	320,424	41,308	(5,550)	356,182

Expenses:
Cost of sales	198,141	32,362	(5,489)	225,014
Selling expenses	8,313	5,539	—	13,852
Retail operating expenses	61,848	—	—	61,848
Franchise expenses	3,365	—	—	3,365
General and administrative expenses	27,046	4,829	(330)	31,545
Art and development costs	3,889	61	—	3,950

Total expenses	302,602	42,791	(5,819)	339,574

Income (loss) from operations	17,822	(1,483)	269	16,608

Interest expense, net	20,129	239	—	20,368
Other income (expense), net	1,840	(638)	(1,140)	62

Loss before income taxes	(4,147)	(1,084)	1,409	(3,822)
Income tax (benefit) expense	(1,622)	315	(23)	(1,330)

Net loss	(2,525)	(1,399)	1,432	(2,492)
Less net income attributable to noncontrolling interests	—	71	—	71

Net loss attributable to Amscan Holdings, Inc.	$(2,525)	$(1,470)	$1,432	$(2,563)

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2010
(Amounts in thousands)

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$266,083	$53,608	$(15,312)	$304,379
Royalties and franchise fees	3,844	—	—	3,844

Total revenues	269,927	53,608	(15,312)	308,223

Expenses:
Cost of sales	175,250	38,027	(13,377)	199,900
Selling expenses	7,757	2,633	—	10,390
Retail operating expenses	45,884	8,301	(1,225)	52,960
Franchise expenses	3,124	—	—	3,124
General and administrative expenses	27,110	3,145	(330)	29,925
Art and development costs	3,660	(24)	—	3,636

Total expenses	262,785	52,082	(14,932)	299,935

(Loss) Income loss from operations	7,142	1,526	(380)	8,288

Interest expense, net	8,653	648	—	9,301
Other (income) expense, net	(1,394)	322	1,003	(69)

(Loss) income before income taxes	(117)	556	(1,383)	(944)

Income tax benefit	(408)	95	(262)	(575)

Net income (loss)	$291	$461	$(1,121)	$(369)
Less Net income attributed to noncontrolling interest	—	43	—	43

Net income (loss) attributable to Amscan Holdings, Inc.	$291	$418	$(1,121)	$(412)

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2011
(Amounts in thousands)

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows used in operating activities:
Net loss	(2,525)	(1,399)	1,432	(2,492)
Less: net income attributable to noncontrolling interest	—	71	—	71

Net loss attributable to Amscan Holdings, Inc.	$(2,525)	$(1,470)	$1,432	$(2,563)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	12,691	558	—	13,249
Amortization of deferred financing costs	1,197	—	—	1,197
Provision for doubtful accounts	312	49	—	361
Deferred income tax expense	261	—	—	261
Deferred rent	2,023	—	—	2,023
Undistributed income in unconsolidated joint venture	(313)	—	—	(313)
Loss on disposal of equipment	5	—	—	5
Equity based compensation	143	—	—	143
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,249	411	—	1,660
Decrease (increase) in inventories	6,693	(4,033)	61	2,721
(Increase) decrease in prepaid expenses and other current assets	(198)	3,590	—	3,392
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(34,500)	950	(1,493)	(35,043)

Net cash (used in) provided by operating activities	(12,962)	55	—	(12,907)

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(56,420)	—	—	(56,420)
Capital expenditures	(10,701)	(276)	—	(10,977)
Proceeds from disposal of property and equipment	1	—	—	1

Net cash used in investing activities	(67,120)	(276)	—	(67,396)

Cash flows provided by financing activities:
Repayments of loans, notes payable and long-term obligations	(2,497)	(9)	—	(2,506)
Proceeds from loans, notes payable and long-term obligations	77,534	282	—	77,816
Distribution in lieu of dividend	2			2
Proceeds from the exercise of stock options	28	—	—	28

Net cash provided by financing activities	75,067	273	—	75,340
Effect of exchange rate changes on cash and cash equivalents	425	2,305	—	2,730

Net (decrease) increase in cash and cash equivalents	(4,590)	2,357	—	(2,233)
Cash and cash equivalents at beginning of period	14,198	6,256	—	20,454

Cash and cash equivalents at end of period	$9,608	$8,613	$—	$18,221

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2010
(Amounts in thousands)

	AHI and
	Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows used in operating activities:
Net (loss) income	$291	$461	$(1,121)	$(369)
Less: net income attributable to noncontrolling interest	—	43	—	43

Net (loss) income attributable to Amscan Holdings, Inc.	291	418	(1,121)	(412)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	10,547	1,027	—	11,574
Amortization of deferred financing costs	154	67	—	221
Provision for doubtful accounts	248	56	—	304
Deferred income tax expense	377	—	—	377
Deferred rent	346	91	—	437
Undistributed gain in unconsolidated joint venture	(288)	—	—	(288)
Loss on disposal of equipment	106	197	—	303
Equity based compensation	93	—	—	93
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,712)	243	—	(4,469)
Decrease (increase) in inventories	2,264	(223)	711	2,752
Increase in prepaid expenses and other current assets	(2,983)	(928)	(229)	(4,140)
Decrease in accounts payable, accrued expenses and income taxes payable	(24,366)	(566)	639	(24,293)

Net cash (used in) provided by operating activities	(17,923)	382	—	(17,541)

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(3,585)	—	—	(3,585)
Capital expenditures	(6,577)	(347)	—	(6,924)
Proceeds from disposal of property and equipment	54	—	—	54

Net cash used in investing activities	(10,108)	(347)	—	(10,455)

Cash flows provided by (used in) financing activities:
Repayments of loans, notes payable and long-term obligations	(1,745)	(1,638)	—	(3,383)
Proceeds from loans, notes payable and long-term obligations	33,815	—	—	33,815

Net cash provided by (used in) financing activities	32,070	(1,638)	—	30,432
Effect of exchange rate changes on cash and cash equivalents	14	(816)	—	(802)

Net increase (decrease) in cash and cash equivalents	4,053	(2,419)	—	1,634
Cash and cash equivalents at beginning of period	8,240	7,180	—	15,420

Cash and cash equivalents at end of period	$12,293	$4,761	$—	$17,054

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     We are a global leader in decorated party supplies. We make it easy and fun to enhance special occasions with the widest assortment of innovative and exciting merchandise at a compelling value. With the 2005 acquisition of Party City, we created a vertically integrated business combining the leading product design, manufacturing and distribution platform, Amscan, with the largest U.S. retailer of party supplies. We have the industry’s broadest selection of decorated party supplies, which we distribute to over 100 countries. Our vertically integrated business model and scale differentiate us from other party supply companies and allow us to capture the manufacturing-to-retail margin on a significant portion of the products sold in our stores. We believe our widely recognized brands, broad product offering, low-cost global sourcing model and category-defining retail concept are significant competitive advantages. We believe these characteristics, combined with our vertical business model and scale, position us for continued organic and acquisition-led growth in the United States and internationally. As at March 31st, 2011, we operated 585 company-owned stores and had 229 franchises across the United States and Puerto Rico.
Results of Operations
Three Months Ended March 31, 2011 Compared To Three Months Ended March 31, 2010
     The following tables set forth the Company’s operating results and operating results as a percentage of total revenues for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011		2010
	(Dollars in thousands)
Revenues:
Net sales	$352,501	99.0%	$304,379	98.8%
Royalties and franchise fees	3,681	1.0	3,844	1.2

Total revenues	356,182	100.0	308,223	100.0
Expenses:
Cost of sales	225,014	63.2	199,900	64.9
Wholesale selling expenses	13,852	3.9	10,390	3.4
Retail operating expenses	61,848	17.4	52,960	17.2
Franchise expenses	3,365	0.9	3,124	1.0
General and administrative expenses	31,545	8.9	29,925	9.7
Art and development costs	3,950	1.1	3,636	1.1

Total expenses	339,574	95.3	299,935	97.3

Income from operations	16,608	4.7	8,288	2.7

Interest expense, net	20,368	5.7	9,301	3.0
Other expense (income), net	62	0.0	(69)	0.0

Loss before income taxes	(3,822)	(1.1)	(944)	(0.3)

Income tax benefit	(1,330)	(0.4)	(575)	(0.2

Net loss	(2,492)	(0.7)	(369)	(0.1)
Less net income attributable to noncontrolling interests	71	0.0	43	(0.0)

Net loss attributable to Amscan Holdings, Inc.	$(2,563)	(0.7)%	$(412)	(0.1)%

Revenues
Total revenues for the first quarter of 2011 were $356.2 million, or 15.6% higher than for the first quarter of 2010, reflecting growth in both reporting segments. The following table sets forth the Company’s total revenues for the quarters ended March 31, 2011 and 2010, respectively.

	Three Months Ended March 31,
	2011		2010
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue
Revenues
Sales
Wholesale	$199,576	56.1%	$160,959	52.2%
Eliminations	(67,181)	(18.9)%	(55,036)	(7.9)%

Net wholesale	132,395	37.2%	105,923	34.4%
Retail	220,106	61.8%	198,456	64.4%

Total net sales	352,501	99.0%	304,379	98.8%
Franchise related	3,681	1.0%	3,844	1.2%

Total revenues	$356,182	100.0%	$308,223	100.0%

Wholesale
     Net sales for the first quarter of 2011 of $132.4 million were $26.5 million or 25.0% higher than net sales for the corresponding quarter of 2010. Net sales to domestic party goods retailers, including our franchisee network, and to other domestic party goods distributors during the first quarter of 2011 totaled $66.2 million and were $4.4 million or 7.1% higher than 2010 sales. The increase in sales reflects the benefit of three months of Designware product sales in the first quarter of 2011 compared to less than one full month in 2010, following the March 2010 acquisition. In addition, sales of other juvenile and solid tableware products were higher than in the first quarter of 2010 due, in part, to increased marketing. Net sales of metallic balloons of $26.8 million were $2.4 million or 10.0% higher than in the first quarter of 2010, principally driven by an increase in sales of our value price balloon line to the dollar store channel and the acceleration of a scheduled product line reset at a large distributor. International sales totaled $39.4 million and were $19.7 million higher than in the first quarter of 2010, primarily as a result of the acquisition of the Christy’s Group in September 2010 and Riethmuller in late January 2011 and an increase in sales in the UK related to the Royal Wedding. Changes in foreign currency exchange rates resulted in a 5.4% increase in international sales over 2010.
     Intercompany sales to our retail affiliates of $67.2 million were $12.1 million or 22.1% higher than in the first quarter of 2010 and represented 33.7% of total wholesale sales in 2011 compared to 34.2% in 2010. The increase in intercompany sales principally reflects the impact of the acquisition of Designware and the growth of our products as a percentage of the total products sold in our retail stores, particularly at our rebranded and re-merchandised FCPO stores. During the first quarter of 2011, our wholesale sales to our retail stores represented 66.8% of the retail stores’ total purchases, compared to 66.4% in 2010. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.
Retail
     Retail sales for the first quarter of 2011 of $220.1 million were $21.7 million or 10.9% higher than retail sales in the first quarter of 2010. The retail sales at our Party City stores (including converted FCPO stores) totaled $180.1 million and were $18.1 million or 11.2%, higher than in 2010. Party City same-store sales increased 4.5% during 2011, driven by a 3.2% increase in average transaction size and a 1.3% increase in transaction count. The increase in sales is partially attributable to the successful shift in our principal advertising strategy from free standing newspaper inserts to a national broadcasting campaign. The increase in Party City store sales also reflects the net addition of 22 stores during the twelve months ended March 31, 2011, including the net acquisition of 16 stores from franchisees. Additionally, during the first quarter of 2011, we converted 16 additional FCPO stores to the Party City format. During the first quarter of 2011, sales at stores converted from the FCPO format to Party City during the twelve months ended March 31, 2011, were 16% higher than sales at these same stores during the first quarter of 2010. Converted FCPO stores will be included in Party City’s same-store sales beginning with the thirteenth month following conversion. Our e-commerce sales totaled $12.2 million in the first quarter of 2011 and were $6.4 million or 110.3% higher than in the first quarter of 2010, reflecting the successful re-launch of the PartyCity.com website in August 2009. Sales at all other store formats, including unconverted FCPO and outlet stores, totaled $27.8 million and were $2.9 million or 9.4% lower than in 2010. The decrease reflects the net closure of 18 stores during the twelve months ended March 31, 2011, and the impact of liquidating non-conforming FCPO inventories prior to the stores’ remerchandising and rebranding.
Royalties and franchise fees
     Royalties and franchise fees for the first quarter of 2011 were $3.7 million compared to $3.8 million for the first quarter of 2010. The decrease in franchise related revenue reflects a decrease in franchise stores during the twelve months ended March 31, 2011, as a result of our net acquisition of 16 franchise stores.
Gross Profit
     Our total margin on net sales for the first quarter of 2011 was 36.2%, or 190 basis points higher than in 2010. The following table sets forth the Company’s gross profit on net sales for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011		2010
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Total Revenue	Thousands	Total Revenue
Wholesale	$44,171	33.4%	$37,875	35.8%
Retail	83,315	37.9%	66,604	33.6%

Total	$127,486	36.2%	$104,479	34.3%

     The gross profit margin on net sales at wholesale for the first quarter of 2011 was 33.4% or 240 basis points lower than in the first quarter of 2010. The decrease in wholesale gross profit margin reflects the lower historical gross profit margin achieved by the Company’s recent international acquisitions, the Christy’s Group and Riethmuller. Wholesale gross profit margin, excluding the impact of the Christy’s and Riethmuller acquisitions, was 35.9% in the first quarter of 2011 compared to 35.8% in the first quarter of 2010.
     Retail gross profit margin for the first quarter of 2011 was 37.9% or 430 basis points higher than in 2010, principally due to a greater percentage of products sold at retail that were manufactured or sourced by us, including Designware products, and the realization of higher deferred manufacturing and distribution margin in the first quarter of 2011 compared to the first quarter of 2010.
Operating expenses
     Wholesale selling expenses of $13.9 million for the quarter-ended March 31, 2011 were $3.5 million higher than for the first quarter of 2010. The increase in 2011 wholesale selling expense, as compared to 2010, principally reflects the additional expenses of the Christy’s Group and Riethmuller as well as inflationary increases in compensation and employee benefits. Wholesale selling expenses were 6.9% of total wholesale sales in the first quarter of 2011 compared to 6.5% for the comparable quarter of 2010.
     Retail operating expenses for the quarter ended March 31, 2010 totaled $61.8 million or $8.8 million higher than in the first quarter of 2010, principally reflecting additional costs associated with the growth in our retail store base (a net increase of four stores) and our e-commerce business. E-commerce costs reflect higher distribution, website and customer service costs. The increase in retail operating expenses also reflects inflationary increases in retail expenses. As a percent of retail sales, retail operating expenses were 28.1% for the first quarter of 2011, as compared to 26.7% for the first quarter of 2010. Franchise expenses for the first quarter of 2011 of $3.4 million were $0.3 million or 7.7% higher than in 2010.
     As a percentage of total revenues, general and administrative expenses decreased to 8.9% for the first quarter of 2011, compared to 9.7% for the first quarter of 2010. General and administrative expenses for the quarter totaled $31.5 million or $1.6 million higher than in the first quarter of 2010, as the additional expenses of the Christy’s Group and Riethmuller and inflationary compensation and employee benefit cost increases in 2011 were substantially offset by the elimination of additional costs incurred in the first quarter of 2010 relating to the restructure of the FCPO corporate office in Naperville, Illinois and additional legal and professional costs.
     Art and development costs of $4.0 million for the quarter ended March 31, 2011 were $0.3 million or 8.6% higher than in the first quarter of 2010, principally reflecting increases in personnel, compensation and employee benefits. As a percentage of total revenues, art and development costs were 1.1% in both the first quarter of 2011 and 2010.
Interest expense, net
     Interest expense of $20.4 million for the quarter ended March 31, 2011 was $11.1 million higher than for the first quarter of 2010, reflecting the increase in our ABL and term loan interest rates and a $326.6 million increase in our term loan debt following the ABL and term loan refinancings in August and December of 2010, respectively.

Other expense (income), net
     Other expense (income), net, was $0.1 million for the first quarter of 2011 compared to $(0.1) million for the first quarter of 2010. Other expense (income), net, principally consists of our share of (income) loss from an unconsolidated balloon distribution joint venture in Mexico, foreign currency (gains) losses and acquisition related expenses.
Income tax benefit
     The income tax benefit for the quarters ended March 31, 2011 and 2010 were determined based upon the Company’s estimated consolidated effective income tax rates of 35.8% and 35.7% for the years ending December 31, 2011 and 2010, respectively. The differences between the estimated consolidated effective income tax rate and the U.S. federal statutory rate are primarily attributable to state income taxes and available domestic manufacturing deductions.
     In addition, the income tax benefit for the first quarter of 2011 reflects interest on remaining unrecognized tax benefits and for the first quarter of 2010 reflects the expiration of state statutes of limitations resolving previously unrecognized tax benefits.
Liquidity and Capital Resources
     Net cash used in operating activities totaled $13.1 million during the first quarter of 2011, as compared to $17.5 million during the comparable quarter of 2010. Net cash flow provided by operating activities before changes in operating assets and liabilities was $14.2 million during the first quarter of 2011 and $12.6 million during the comparable quarter of 2010. Changes in operating assets and liabilities during the first quarter of 2011 and 2010 resulted in the use of cash of $27.3 million and $30.1 million, respectively, and principally reflect the pay down of Halloween and other fourth quarter seasonal trade accounts payables.
     Net cash used in investing activities totaled $67.2 million during the first quarter of 2011, as compared to $10.5 million during the comparable quarter of 2010. Investing activities during the first quarter of 2011 included $47.1 million paid in connection with the purchase of Riethmuller and $9.2 million paid in connection with the purchase of retail franchise stores. Capital expenditures totaled $11.0 million during the first quarter of 2011 compared to $6.9 million in 2010. Retail capital expenditures totaled $8.0 million in 2011 and were principally for store renovations and updated information systems, while wholesale capital expenditures, principally for printing plates and dies and distribution equipment, totaled $3.0 million.
     Net cash provided from financing activities was $75.3 million during the first quarter of 2011, compared to $30.4 million in 2010 and principally reflects borrowings under our revolving credit facility, net of scheduled term debt repayment. Borrowings under the revolving credit facility during the first quarter of 2011 and 2010 were used to pay down Halloween and other fourth quarter seasonal trade accounts payables and, during the first quarter of 2011, to finance the Riethmuller and franchise store acquisitions.
     Required repayments under our term debt for the remainder of 2011 will be $5.1 million. At March 31, 2011, we had $82.1 million of excess availability under the AHI revolving credit agreement.
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
Cautionary Note Regarding Forward-Looking Statements
     This quarterly report on Form 10-Q contains “forward-looking statements” including statements about the adequacy of our liquidity and the seasonality of our retail operations. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project” or “continue” or the negative thereof and similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this quarterly report and in any public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: our inability to satisfy our debt obligations, the reduction of volume of purchases by one or more of our large customers, our inability to collect receivables from our customers, the termination of our licenses, our inability to identify and capitalize on changing design trends and customer preferences, changes in the competitive environment, increases in the costs of raw materials and the possible risks and uncertainties that have been noted in reports filed by us with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2010.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we have utilized interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended March 31, 2011 and 2010, our interest expense, after considering the effects of our interest rate swap agreements, would have increased by $3.6 million and $1.5 million, respectively. The loss before income taxes for the quarters ended March 31, 2011 and 2010 would also have increased by the same amounts. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly the British Pound Sterling and the Euro, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we (1) may not be able to achieve hedge effectiveness to qualify for hedge-accounting treatment and, therefore, would record any gain or loss on the fair value of the derivative in other expense (income) and (2) may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in operating income of $3.1 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
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

AMSCAN HOLDINGS, INC.
Date: May 16, 2011	By:	/s/ Michael A. Correale
Michael A. Correale
Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)