Form 10-Q
period 2011-06-30
AMSCAN HOLDINGS INC
filed 2011-08-15
CIK 1024729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
(914) 345-2020
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 15, 2011, 1,000.00 shares of the Registrant’s common stock were outstanding.

AMSCAN HOLDINGS, INC.
FORM 10-Q
June 30, 2011
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

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2011	2010
	(unaudited)	(Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$15,579	$20,454
Accounts receivable, net of allowances	117,484	107,331
Inventories, net of allowances	452,653	424,317
Prepaid expenses and other current assets	66,080	65,672

Total current assets	651,796	617,774
Property, plant and equipment, net	204,621	190,729
Goodwill	661,163	630,492
Trade names	133,134	129,954
Other intangible assets, net	50,267	55,362
Other assets, net	28,600	28,840

Total assets	$1,729,581	$1,653,151

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$182,285	$150,098
Accounts payable	133,265	108,172
Accrued expenses	111,453	111,054
Income taxes payable	36,678	34,325
Redeemable warrants	—	15,086
Current portion of long-term obligations	9,116	9,046

Total current liabilities	472,797	427,781
Long-term obligations, excluding current portion	836,852	841,112
Deferred income tax liabilities	94,618	94,981
Deferred rent and other long-term liabilities	17,865	14,766

Total liabilities	1,422,132	1,378,640

Redeemable common securities (including 1,152.27 and 597.52 Class A common shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	35,765	18,089

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.01 par value, 40,000 shares authorized, 19,051.31 and 18,307.79 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively		—
Class B common stock, $0.01 par value, convertible into Class A common stock, 15,200 shares authorized, 11,918.71 shares issued and outstanding at June 30, 2011 and December 31, 2010		—
Additional paid-in capital	285,950	287,583
Retained deficit	(15,589)	(27,558)
Accumulated other comprehensive loss	(1,171)	(5,915)

Amscan Holdings Inc. stockholders’ equity	269,190	254,110
Noncontrolling interests	2,494	2,312

Total stockholders’ equity	271,684	256,422

Total liabilities, redeemable common securities and stockholders’ equity	$1,729,581	$1,653,151

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,
	2011	2010
Revenues:
Net sales	$411,502	$352,705
Royalties and franchise fees	4,550	4,453

Total revenues	416,052	357,158

Expenses:
Cost of sales	247,787	210,865
Wholesale selling expenses	14,467	10,845
Retail operating expenses	72,368	64,416
Franchise expenses	3,370	3,149
General and administrative expenses	30,956	28,882
Art and development costs	4,082	3,634

Total expenses	373,030	321,791

Income from operations	43,022	35,367

Interest expense, net	20,312	9,126
Other expense, net	185	122

Income before income taxes	22,525	26,119

Income tax expense	7,947	9,588

Net income	14,578	16,531
Less: net income attributable to noncontrolling interest	46	71

Net income attributable to Amscan Holdings, Inc.	$14,532	$16,460

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2011	2010
Revenues:
Net sales	$764,003	$657,084
Royalties and franchise fees	8,231	8,297

Total revenues	772,234	665,381

Expenses:
Cost of sales	472,801	410,765
Wholesale selling expenses	28,319	21,235
Retail operating expenses	134,216	117,376
Franchise expenses	6,736	6,273
General and administrative expenses	62,500	58,807
Art and development costs	8,032	7,269

Total expenses	712,604	621,725

Income from operations	59,630	43,656

Interest expense, net	40,680	18,427
Other expense, net	247	53

Income before income taxes	18,703	25,176

Income tax expense	6,617	9,013

Net income	12,086	16,163
Less: net income attributable to noncontrolling interest	117	114

Net income attributable to Amscan Holdings, Inc.	$11,969	$16,049

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2011
(Unaudited)
(Amounts in thousands)

					Accumulated	Amscan
	Class A and Class B		Additional		Other	Holdings, Inc.
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders’	Noncontrolling
	Shares	Stock	Capital	Deficit	Loss	Equity	Interests	Total Equity

Balance at December 31, 2010	30,226.50	—	287,583	(27,558)	(5,915)	254,110	2,312	256,422
Net income				11,969		11,969	117	12,086
Net change in cumulative translation adjustment					3,550	3,550	65	3,615
Change in fair value of interest rate swap contracts, net of income taxes					1,414	1,414		1,414
Change in fair value of foreign exchange contracts, net of income tax benefit					(220)	(220)		(220)
Comprehensive income						16,713	182	16,895
Exercise of redeemable warrants			(4)			(4)		(4)
Exercise of redeemable common stock options			(157)			(157)		(157)
Exercise of non-redeemable warrants	740.74					—		—
Exercise of non-redeemable common stock options	2.78		28			28		28
Equity based compensation expense			693			693		693

Revaluation of redeemable shares			(2,193)			(2,193)		(2,193)

Balance at June 30, 2011	30,970.02		285,950	(15,589)	(1,171)	269,190	2,494	271,684

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2011	2010

Cash flows provided by operating activities:
Net income	$12,086	$16,163
Less: net income attributable to noncontrolling interest	117	114

Net income attributable to Amscan Holdings, Inc.	11,969	16,049

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	27,239	23,706
Amortization of deferred financing costs	2,394	1,060
Provision for doubtful accounts	704	845
Deferred income tax benefit	(255)	595
Deferred rent	4,550	811
Undistributed income in unconsolidated joint venture	(596)	(364)
Loss on disposal of equipment	81	237
Equity based compensation	809	276
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(2,415)	(5,203)
Increase in inventories	(12,654)	(9,570)
Increase in prepaid expenses and other current assets	(1,879)	(5,941)
Increase (decrease) in accounts payable, accrued expenses and income taxes payable	19,550	(15,839)

Net cash provided by operating activities	49,497	6,662

Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(60,500)	(5,261)
Capital expenditures	(24,072)	(23,170)
Proceeds from disposal of property and equipment	22	134

Net cash used in investing activities	(84,550)	(28,297)

Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(5,033)	(29,242)
Borrowings under revolving credit facilities	32,187	53,284
Proceeds from exercise of stock options	148	—

Net cash provided by financing activities	27,302	24,042

Effect of exchange rate changes on cash and cash equivalents	2,876	(1,781)

Net (decrease) increase in cash and cash equivalents	(4,875)	626

Cash and cash equivalents at beginning of period	20,454	15,420

Cash and cash equivalents at end of period	$15,579	$16,046

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$33,529	$17,263
Income taxes	$5,578	$32,877
See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share amounts)
Note 1 — Description of Business
     Amscan Holdings, Inc. (“Amscan Holdings,” or the “Company”), designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic and latex balloons, accessories, novelties, costumes, other garments, gifts and stationery throughout the world. In addition, the Company operates specialty retail party supply stores in the United States, principally under the names Party City and Halloween City, franchises both individual stores and franchise areas throughout the United States and Puerto Rico principally under the name Party City and operates its e-commerce website, PartyCity.com. On a stand alone basis, without the consolidation of its subsidiaries, Amscan Holdings, Inc. has no significant assets or operations. The Company is a wholly-owned subsidiary of Party City Holdings Inc. (“PCHI”), formerly known as AAH Holdings Corporation.
Note 2 — Acquisitions
     On January 30, 2011, the Company acquired the common stock of Riethmüller GmbH (“Riethmüller”) for $47,069, in a transaction accounted for as a purchase business combination. Riethmüller is a German distributor of party goods and carnival items with latex balloon manufacturing operations in Malaysia and the ability to manufacture certain party goods in Poland. The results of this newly acquired business are included in the consolidated financial statements since the January 30, 2011 acquisition date and are reported in the operating results of the Company’s Wholesale segment.
     The preliminary estimate of the excess of the purchase price over the tangible assets is initially being assigned to goodwill. The following summarizes the estimated fair value of the assets and liabilities acquired: accounts receivable of $8,581, inventory of $14,828, fixed assets of $11,715, other current and non-current assets of $770, and accounts payable and other current liabilities of $9,308. The remaining $20,483 has been initially recorded as goodwill. The allocation of the purchase price is based on our preliminary estimates of the fair value of the tangible assets acquired and liabilities assumed. The Company is still in the process of accumulating information to complete the determination of the fair value of certain acquired assets, including identifiable intangible assets acquired. Goodwill arises because the purchase price reflects the strategic fit and expected synergies this business will bring to the Company’s operations. The acquisition expands the Company’s vertical business model into the latex balloon category, allowing the Company to capture the manufacturing and wholesale margin on such sales, and gives the Company an additional significant presence in Germany, Poland and Malaysia.
     On September 30, 2010, the Company acquired Christy’s By Design Limited and three affiliated companies (the “Christy’s Group”) from Christy Holdings Limited, a U.K. based company. The Christy’s Group designs and distributes costumes and other garments and accessories through its operations in Asia and the U.K. The fair value of the total consideration paid for the Christy’s Group was $34,342, including $3,974 paid during the six months ended June 30, 2011. The results of this newly acquired business are included in the consolidated financial statements since the September 30, 2010 acquisition date and are reported in the operating results of the Company’s Wholesale segment.
     The Christy’s Group acquisition has been accounted for as a purchase business combination. The preliminary estimate of the excess of the purchase price over the tangible assets and identified intangible assets acquired was assigned to goodwill. The following summarizes the estimated fair value of the assets and liabilities acquired: accounts receivable of $17,656, inventory of $457, trade names of $3,180, fixed assets of $582, and accounts payable and accrued expenses of $13,636. The remaining $26,104 has been initially recorded as goodwill. The allocation of the purchase price is based on our preliminary estimates of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The Company is still in the process of accumulating information to complete the determination of the fair value of certain acquired assets. Goodwill arises because the purchase price reflects the strategic fit and expected synergies this business will bring to the Company’s operations. The Christy’s Group acquisition provided the Company the opportunity to manufacture

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Halloween costumes for sale to its U.S. retail segment, allowing the Company to capture the manufacturing and wholesale margins on such sales. The acquisition also allowed the Company to leverage its existing U.K. distribution capacity to expand the Christy’s Group business in Europe. The Company elected to treat the U.K. entities acquired as foreign branches for U.S. tax purposes. As a result, the entire excess of the purchase price over the fair value of the tangible assets and liabilities acquired is deductible for U.S. tax purposes over 15 years.
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
     The acquisition-date fair value of the total consideration transferred was $45,881, including cash of $24,881 and a warrant to purchase approximately 2% of the Common Stock of the Company valued at $21,000. The fair value of the warrant was determined based on the agreement between the parties. The warrant was exercised in February 2011.
     During the six months ended June 30, 2011, the Company acquired three franchisee stores located in California and one store located in Iowa for total consideration of $9,457. The fair value of the assets acquired were $1,519 of inventory and $338 of fixed assets. The remaining $7,600 has been recorded as goodwill.
     During 2010, the Company acquired 20 franchisee stores located throughout several states for total consideration of $24,300. Total consideration consisted of $21,500 in cash and the exchange of five corporate stores located in Pennsylvania. Excluding the assets exchanged of $2,800, the fair value of the assets and liabilities acquired for cash were $2,500 of inventory and $1,600 of fixed assets. The remaining $17,400 has been recorded as goodwill. Goodwill arises because the purchase price reflects the value of the geographic location of each acquired store, as well as their maturity and historical profitability. The entire excess of the purchase price over the fair value of the tangible assets acquired is deductible for tax purposes over 15 years.
Note 3 — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010, and the audited balance sheet as of December 31, 2010, include the accounts of the Company and its majority-owned and controlled entities. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included in the unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Our retail operations define a fiscal year (“Fiscal Year”) as the 52-week period or 53-week period ended on the Saturday nearest December 31st of each year, and define their fiscal quarters (“Fiscal Quarter”) as the four interim 13-week periods following the end of the previous Fiscal Year, except in the case of a 53-week Fiscal Year when the fourth Fiscal Quarter is extended to 14 weeks. The consolidated financial statements of the Company combined the Fiscal Quarters of our retail operations with the calendar quarters of our wholesale operations as the differences are not significant.
     The Company has determined the difference between the retail operation’s Fiscal Year and Fiscal Quarters and the calendar year and quarters to be insignificant.
     Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. Our business is subject to substantial seasonal variations, as our retail segment has realized a significant portion of its net sales, cash flow and net income in the fourth quarter of each year, principally due to its Halloween season sales in October and, to a lesser extent, other holiday season sales at the end of the calendar year. We expect that this general pattern will continue. Our results of operations may also be affected by industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs.
Note 4 — Inventories
     Inventories consisted of the following:

	June 30,	December 31,
	2011	2010
Finished goods	$441,687	$416,831
Raw materials	14,712	11,879
Work in process	5,714	6,112

	462,113	434,822
Reserve for slow-moving and obsolete inventory	(9,460)	(10,505)

	$452,653	$424,317

     Inventories are valued at the lower of cost or market. The Company determines the cost of inventory at its retail stores using the weighted average method, which approximates the first-in, first-out method. All other inventory cost is determined using the first-in, first-out method.
Note 5 — Income Taxes
     The income tax expense for the three and six months ended June 30, 2011 and 2010 were determined based upon the Company’s estimated consolidated effective income tax rates of 36.3% and 35.7% for the years ending December 31, 2011 and 2010, respectively. The differences between the estimated consolidated effective income tax rate and the U.S. federal statutory rate are primarily attributable to state income taxes and available domestic manufacturing deductions.
     In addition, the income tax expense for the three and six months ended June 30, 2011 reflects the settlement of the audit of the Company’s 2008 and 2009 federal tax returns and the settlement of the audit of several 2007 and 2008 state income tax returns. Also, the income tax expense for the three and six months ended June 30, 2010 reflects the settlement of the Company’s 2007 federal tax return.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6 — Restructuring
In connection with the November 2007 acquisition of Factory Card & Party Outlet (“FCPO”), $9,101 was accrued related to plans to restructure FCPO’s merchandising assortment and administrative operations and involuntarily terminate a limited number of FCPO personnel. Through June 30, 2011, the Company incurred $8,034 in restructuring costs, including $375 and $428 incurred in the three and six months ended June 30, 2011, respectively. The Company expects to incur an additional $208 of restructuring costs in 2011 and the remaining balance of $859 in 2012.
Note 7 — Comprehensive Income
     Comprehensive income attributable to Amscan Holdings, Inc. consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$14,532	$16,460	$11,969	$16,049
Net change in cumulative translation adjustment	(244)	(1,075)	3,550	(2,107)
Change in fair value of interest rate swap contracts, net of income tax expense (benefit) of $415, $(54), $830, and $235	706	(92)	1,414	402
Change in fair value of foreign exchange contracts, net of income tax (benefit) expense of $(12), $29, $(129), and $342	(20)	49	(220)	581

Comprehensive income	$14,974	$15,342	$16,713	$14,925

Note 8 — Capital Stock
     At June 30, 2011 and December 31, 2010, the Company’s authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding, 40,000.00 shares of Class A Common Stock, $0.01 par value, of which 20,203.58 and 18,905.31 shares were issued and outstanding, respectively, and 15,200.00 shares of Class B Common Stock, $0.01 par value, of which 11,918.71 shares were issued and outstanding. At June 30, 2011 and December 31, 2010, 15,200 shares of Class A Common Stock, $0.01 par value were reserved for issuance upon the conversion of Class B Common Stock, $0.01 par value.
     The holders of common stock are entitled to vote as a single class on all matters upon which shareholders have a right to vote, subject to the requirements of applicable laws. Each share of Class A and Class B Common Stock entitles its holder to one vote and both classes participate equally in any dividend or distribution of earnings of the Company. For so long as at least 50% of the shares of Class B Common Stock issued at the effective time of the Second Amended and Restated Certificate of Incorporation remain outstanding, the holders of a majority of outstanding shares of Class B Common Stock must affirmatively vote or consent to sell, merge, consolidate, reorganize, liquidate or otherwise dispose of all or substantially all of the assets of the Company and, among other things and in certain instances, to incur indebtedness, to pay dividends or distributions and to effectuate a public offering of the Company’s Class A Common Stock.
     Each share of Class B Common Stock is convertible into a share of Class A Common Stock on a one-for-one basis (i) upon transfer to a person or entity which is not a Permitted Transferee (as defined in our Second Amended and Restated Certificate of Incorporation), (ii) upon a Qualified Initial Public Offering (as defined in our Second Amended and Restated Certificate of Incorporation) and (iii) at such time as less than 20% of the 11,918.71 shares of Class B Common Stock are controlled or owned by Permitted Transferees.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Certain employee stockholders owned 1,152.27 and 597.52 shares of the Company’s Class A common stock at June 30, 2011 and December 31, 2010, respectively. Under the terms of the Company’s stockholders’ agreement dated April 30, 2004, as amended, the Company has an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders can require the Company to purchase all of the shares held by the former employee. The purchase price as prescribed in the stockholders’ agreement is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by the Company to certain employee stockholders based on the estimated fair market value of fully paid and vested common securities totaled $34,107 at June 30, 2011 and $16,547 at December 31, 2010, and is classified as redeemable common securities on the consolidated balance sheet, with a corresponding adjustment to stockholders’ equity. As there is no active market for the Company’s common stock, the Company estimates the fair value of its common stock based on a valuation model confirmed periodically by recent acquisitions or independent appraisals.
     In addition, in 2004, the Company’s CEO and President exchanged vested options in a predecessor company for fully vested options to purchase common stock of the Company. Since these options vested immediately and can be exercised upon the death or disability of the officer and put back to the Company, they are reflected as redeemable common securities of $1,658 and $1,542 on the Company’s balance sheets as of June 30, 2011 and December 31, 2010, respectively.
     The changes in redeemable securities during the six months ended June 30, 2011 are as follows:

	Common Shares	Rollover options	Total
Balance December 31, 2010	$16,547	$1,542	$18,089
Employee warrant exercise	15,090		15,090
Employee option exercise	277		277
Common stock revaluation	2,193	116	2,309

Balance June 30, 2011	$34,107	$1,658	$35,765

Note 9 — Segment Information
   Industry Segments
     The Company has two identifiable business segments. The Wholesale segment includes the design, manufacture, contract for manufacture and wholesale distribution of party goods, including paper and plastic tableware, metallic and latex balloons, accessories, novelties, costumes, other garments, gifts and stationery. The Retail segment includes the operation of company-owned retail party supply superstores in the United States, the sale of franchises on an individual store and franchise area basis throughout the United States and Puerto Rico and e-commerce operations through our PartyCity.com website.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s industry segment data for the three months ended June 30, 2011 and 2010 is as follows:

	Wholesale	Retail	Consolidated
Three Months Ended June 30, 2011
Revenues:
Net sales	$213,971	$269,638	$483,609
Royalties and franchise fees	—	4,550	4,550

Total revenues	213,971	274,188	488,159
Eliminations	(72,107)	—	(72,107)

Net revenues	$141,864	$274,188	$416,052

Income from operations	$25,300	$17,722	$43,022

Interest expense, net			20,312
Other expense, net			185

Income before income tax benefit			$22,525

Depreciation and amortization	$5,283	$8,707	$13,990

Total assets	$1,039,170	$690,411	$1,729,581

	Wholesale	Retail	Consolidated
Three Months Ended June 30, 2010
Revenues:
Net sales	$183,465	$239,938	$423,403
Royalties and franchise fees	—	4,453	4,453

Total revenues	183,465	244,391	427,856
Eliminations	(70,698)	—	(70,698)

Net revenues	$112,767	$244,391	$357,158

Income from operations	$21,177	$14,190	$35,367

Interest expense, net			9,126
Other expense, net			122

Income before income tax benefit			$26,119

Depreciation and amortization	$5,125	$7,007	$12,132

Total assets	$810,928	$713,674	$1,524,602

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s industry segment data for the six months ended June 30, 2011 and 2010 is as follows:

	Wholesale	Retail	Consolidated
Six Months Ended June 30, 2011
Revenues:
Net sales	$413,547	$489,744	$903,291
Royalties and franchise fees	—	8,231	8,231

Total revenues	413,547	497,975	911,522
Eliminations	(139,288)	—	(139,288)

Net revenues	$274,259	$497,975	$772,234

Income from operations	$42,586	$17,044	$59,630
Interest expense, net			40,680
Other expense, net			247

Income before income tax benefit			$18,703

Depreciation and amortization	$10,417	$16,822	$27,239

Total assets	$1,039,170	$690,411	$1,729,581

	Wholesale	Retail	Consolidated
Six Months Ended June 30, 2010
Revenues:
Net sales	$344,424	$438,394	$782,818
Royalties and franchise fees	—	8,297	8,297

Total revenues	344,424	446,691	791,115
Eliminations	(125,734)	—	(125,734)

Net revenues	$218,690	$446,691	$665,381

Income from operations	$38,589	$5,068	$43,655

Interest expense, net			18,427
Other expense, net			53

Income before income tax benefit			$25,175

Depreciation and amortization	$9,516	$14,190	$23,706

Total assets	$810,928	$713,674	$1,524,602
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

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10 — Legal Proceedings
     The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.
Note 11 — Stock Option Plan
     The Company recorded $666 and $183 of stock-based compensation in general and administrative expenses during the three months ended June 30, 2011 and 2010 and $809 and $276 during the six months ended June 30, 2011 and 2010, respectively. Stock based compensation expense for the three and six months ended June 30, 2011 included a charge of $116 arising from the revaluation of redeemable common stock options held by the CEO and President.
     During February 2011, the Company granted 26 time options and 138 performance options to employees under the terms of the Company’s 2004 Equity Incentive Plan. The options vest at a rate of 20% per year and are exercisable at $27,700 per share. The ability to exercise vested performance options is contingent upon the occurrence of an initial public offering or a change in control, as defined, and the achievement of specific investment returns to the Company’s stockholders.
     During June 2011, the Company granted 175 time options and 350 performance options to the Company’s CEO and President under the terms of the Company’s 2004 Equity Incentive Plan. The options vested one third upon grant and one third per year thereafter, and are exercisable at $29,600 per share. The ability to exercise vested performance options is contingent upon the occurrence of an initial public offering or a change in control, as defined, and the achievement of specific investment returns to the Company’s stockholders.
     During the six months ended June 30, 2011, 12.78 options were exercised. There are options to purchase 3,798.27 shares of common stock outstanding at June 30, 2011.
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
     At December 31, 2010, the Company had an interest rate swap with the notional amount of $135,374 and a net liability fair value of $2,244. The swap agreement had an unrealized net loss of $1,414 at December 31, 2010 which was included in accumulated other comprehensive income (loss). No component of the agreement was excluded in the measurement of hedge effectiveness. As the hedge was 100% effective, there was no current impact on earnings due to hedge ineffectiveness. The interest rate swap agreement matured on June 22, 2011.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     At June 30, 2011 and December 31, 2010 the Company had foreign currency exchange contracts with notional amounts of $9,882 and $13,468, respectively and net (liability) asset fair values of $(152) and $197, respectively. The foreign currency exchange contracts are reflected in the consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counter-parties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. The fair value adjustment at June 30, 2011 and December 31, 2010 resulted in an unrealized net loss of $(96) and an unrealized net gain of $124, respectively, which are included in accumulated other comprehensive income (loss). As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all gains and losses in accumulated other comprehensive income (loss) related to these foreign exchange contracts will be reclassified into earnings by December 2011.
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
     The following tables show assets and liabilities as of June 30, 2011 and December 31, 2010, which are measured at fair value on a recurring basis (in thousands):

	Quoted Prices in	Significant
	Active Markets for	Other	Unobservable
	Identical Assets or	Observable	Inputs	Total as of
	Liabilities (Level 1)	Inputs (Level 2)	(Level 3)	June 30, 2011
Derivative assets	—	$19	—	$19
Derivative liabilities	—	(171)	—	(171)

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Significant
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets or	Inputs	Inputs	Total as of
	Liabilities (Level 1)	(Level 2)	(Level 3)	December 31, 2010
Derivative assets	—	$241	—	$241
Derivative liabilities	—	(2,288)	—	(2,288)
     In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges.
     The carrying amounts for cash and cash equivalents, accounts receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value at June 30, 2011 and December 31, 2010 because of the short-term maturity of those instruments or their variable rates of interest.
     The carrying amount and fair value (based on market prices) of the term loans and the senior subordinated notes are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term Loans	$663,770	$670,408	$666,644	$674,060
Senior Subordinated Notes	175,000	176,750	175,000	176,750
     The carrying amounts for other long-term debt approximate fair value at June 30, 2011 and December 31, 2010, based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity.
     The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded on its consolidated balance sheets as of June 30, 2011 and December 31, 2010.

				Derivative Assets				Derivative Liabilities
			June 30,		December 31,		June 30,		December 31,
			2011		2010		2011		2010

	Notional Amounts		Balance		Balance		Balance		Balance
	June 30,	December 31,	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
Derivative Instrument	2011	2010	Line	Value	Line	Value	Line	Value	Line	Value
Interest Rate Hedge	$—	$135,374		$—		$—		$—	(b) AE	$(2,244)
Foreign Exchange Contracts	9,882	13,468	(a) PP	19	(a) PP	241	(b) AE	(171)	(b) AE	(44)

Total Hedges	$9,882	$148,842		$19		$241		$(171)		$(2,288)

(a)	PP = Prepaid expenses and other current assets

(b)	AE = Accrued expenses

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13 — Subsequent Events
     On July 29, 2011, the Company acquired the common stock of Party Packagers for $31,783 in a transaction accounted for as a purchase business combination. Founded in 1976, Party Packagers is a Canadian retailer of party goods and outdoor toys operating 26 superstores. The acquisition gives the Company a significant retail presence in Canada. The Company is in the process of accumulating information to complete the determination of the fair value of certain acquired assets and liabilities, including identifiable intangible assets acquired.
Note 14 — Recently Issued Accounting Pronouncements
     In June 2011, the Financial Accounting Standards Board issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The new US GAAP guidance gives two choices of how to present items of net income, items of other comprehensive income (OCI) and total comprehensive income: one continuous statement of comprehensive income or two separate consecutive statements can be presented. OCI is no longer allowed to be presented in the statement of stockholder’s equity. The guidance also requires the reclassification adjustments for each component of OCI to be displayed in both net income and OCI. For public companies, these amendments are effective for fiscal year and interim periods beginning after December 15, 2011 and should be applied retrospectively. For nonpublic companies, these amendments are effective for fiscal year and interim periods beginning after December 15, 2012 and interim and annual periods thereafter. Since the update only requires a change in presentation, we do not expect that the adoption of this will have a material impact on our results of operations, cash flows or financial condition.
     In May 2011, the Financial Accounting Standards Board issued ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, or IFRS. The ASU amends the fair value measurement and disclosure guidance in ASC 820, Fair Value Measurement, to converge US GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these measurements. Many of the amendments clarify existing concepts and are generally not expected to result in significant changes to application of fair value principles. In certain instances, however, the FASB changed a principle to achieve convergence, and while limited, these amendments have the potential to significantly change practice. These amendments are effective during interim and annual periods beginning after December 15, 2011. Although we continue to review this update, we do not believe it will have a material impact on our financial statements or the notes thereto.
     In April 2011, the Financial Accounting Standards Board issued ASU 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The FASB believes there has been diversity in practice related to identifying and disclosing troubled debt restructurings, and this diversity has been amplified over the last several years given the economic conditions. The amendments in this ASU clarify the accounting guidance for all banks and other creditors that make concessions to borrowers who are experiencing financial difficulties. The changes clarify the guidance on determining whether a concession has been granted and whether a borrower is considered to be experiencing financial difficulty.
     The amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The disclosures that were deferred by ASU 2011-01 will be effective for interim and annual periods beginning on or after June 15, 2011. For nonpublic entities, the amendments are effective for annual periods ending on or after December 15, 2012, including interim periods within those annual periods. We do not anticipate any material impact from this update.
     In January 2011, the Financial Accounting Standards Board issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. ASU 2011-01 defers the portion of ASU 2010-20 related to troubled debt disclosures. We do not anticipate any material impact from this update.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 15 — Condensed Consolidating Financial Information
     Amscan Holdings is the issuer of the senior subordinated notes due April 30, 2014. The senior subordinated notes are guaranteed jointly and severally, fully and unconditionally, by the following wholly-owned domestic subsidiaries (collectively, the “Guarantors”), which subsidiaries are 100% owned, directly or indirectly, by Amscan Holdings:
•	Amscan Inc.

•	Am-Source, LLC

•	Anagram Eden Prairie Property Holdings LLC

•	Anagram International, Inc.

•	Anagram International Holdings, Inc.

•	Anagram International, LLC

•	Factory Card & Party Outlet Corp.

•	Gags & Games, Inc.

•	JCS Packaging Inc.

•	M&D Industries, Inc.

•	Party City Corporation

•	PA Acquisition Corporation

•	Party City Franchise Group Holdings, LLC

•	SSY Realty Corp.

•	Trisar, Inc.
     Non-guarantor subsidiaries (collectively, “Non-guarantors”) include the following:
•	Amscan (Asia-Pacific) Pty. Ltd.

•	Amscan de Mexico, S.A. de C.V.

•	Amscan Distributors (Canada) Ltd.

•	Amscan Holdings Limited

•	Anagram International (Japan) Co., Ltd.

•	Amscan Partyartikel GmbH

•	Christy Asia, Ltd.

•	Christy’s By Design, Ltd.

•	Christy Dress Up, Ltd.

•	Christy Garments & Accessories Ltd.

•	JCS Hong Kong Ltd.

•	Riethmüller GmbH
     The following information presents condensed consolidating balance sheets at June 30, 2011 and December 31, 2010, the condensed consolidating statements of operations for the three months ended June 30, 2011 and 2010, and the related condensed consolidating statements of cash flows for the three months ended June 30, 2011 and 2010, for the combined Guarantors and the combined Non-guarantors, together with the elimination entries necessary to consolidate the entities comprising the combined companies.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2011

	Amscan
	Holdings,
	Inc. and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$10,868	$4,711	$—	$15,579
Accounts receivable , net of allowances	72,250	45,234	—	117,484
Inventories, net of allowances	411,738	42,141	(1,226)	452,653
Prepaid expenses and other current assets	58,632	7,448	—	66,080

Total current assets	553,488	99,534	(1,226)	651,796
Property, plant and equipment, net	190,535	14,086	—	204,621
Goodwill	608,411	52,752	—	661,163
Trade names	129,954	3,180	—	133,134
Other intangible assets, net	50,267	—	—	50,267
Investment in and advances to unconsolidated subsidiaries	120,552	—	(120,552)	—
Due from affiliates	72,444	70,502	(142,946)	—
Other assets, net	27,700	900	—	28,600

Total assets	$1,753,351	$240,954	$(264,724)	$1,729,581

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	182,285	—	—	182,285
Accounts payable	112,763	20,502	—	133,265
Accrued expenses	94,251	17,202	—	111,453
Income taxes payable	37,439	(658)	(103)	36,678
Due to affiliates	63,009	79,937	(142,946)	—
Current portion of long-term obligations	9,073	43	—	9,116

Total current liabilities	498,820	117,026	(143,049)	472,797
Long-term obligations, excluding current portion	836, 781	71	—	836,852
Deferred income tax liabilities	93,854	764	—	94,618
Other	17,818	47	—	17,865

Total liabilities	1,447,273	117,908	(143,049)	1,422,132

Redeemable common securities	35,765	—	—	35,765

Commitments and contingencies

Stockholders’ equity:
Class A and Class B Common Stock	—	336	(336)	—
Additional paid-in capital	285,950	82,069	(82,069)	285,950
Retained (deficit) earnings	(14,466)	39,798	(40,921)	(15,589)
Accumulated other comprehensive loss	(1,171)	(1,651)	1,651	(1,171)

Amscan Holdings, Inc. stockholders’ equity	270,313	120,552	(121,675)	269,190
Noncontrolling interests	—	2,494	—	2,494

Total stockholders’ equity	270,313	123,046	(121,675)	271,684

Total liabilities, redeemable common securities and stockholders’ equity	$1,753,351	$240,954	$(264,724)	$1,729,581

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2010

	Amscan
	Holdings,
	Inc. and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations	Consolidated
		(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$14,198	$6,256	$—	$20,454
Accounts receivable , net	76,699	30,632	—	107,331
Inventories, net	405,452	19,883	(1,018)	424,317
Prepaid expenses and other current assets	61,211	4,461	—	65,672

Total current assets	557,560	61,232	(1,018)	617,774
Property, plant and equipment, net	187,574	3,155	—	190,729
Goodwill	600,014	30,478	—	630,492
Trade names	129,954	—	—	129,954
Other intangible assets, net	55,362	—	—	55,362
Investment in and advances to unconsolidated subsidiaries	64,485	—	(64,485)	—
Due from affiliates	22,148	12,998	(35,146)	—
Other assets, net	28,057	783	—	28,840

Total assets	$1,645,154	$108,646	$(100,649)	$1,653,151

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	150,098	—	—	150,098
Accounts payable	97,510	10,662	—	108,172
Accrued expenses	102,749	8,305	—	111,054
Income taxes payable	35,706	(1,355)	(26)	34,325
Due to affiliates	11,593	23,553	(35,146)	—
Redeemable warrants	15,086	—	—	15,086
Current portion of long-term obligations	9,005	41	—	9,046

Total current liabilities	421,747	41,206	(35,172)	427,781
Long-term obligations, excluding current portion	841,023	89	—	841,112
Deferred income tax liabilities	94,427	554	—	94,981
Other	14,766	—	—	14,766

Total liabilities	1,371,963	41,849	(35,172)	1,378,640
Redeemable common securities	18,089	—	—	18,089
Commitments and contingencies
Stockholders’ equity:
Class A and Class B Common Stock	—	336	(336)	—
Additional paid-in capital	287,583	31,025	(31,025)	287,583
Retained (deficit)earnings	(26,566)	37,535	(38,527)	(27,558)
Accumulated other comprehensive (loss) income	(5,915)	(4,411)	4,411	(5,915)

Amscan Holdings, Inc. stockholders’ equity	255,102	64,485	(65,477)	254,110
Noncontrolling interests	—	2,312	—	2,312

Total stockholders’ equity	255,102	66,797	(65,477)	256,422

Total liabilities, redeemable common securities and stockholders’ equity	$1,645,154	$108,646	$(100,649)	$1,653,151

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
CONDENSED CONSOLIDATING INCOME STATEMENT
Three Months Ended June 30, 2011
(Amounts in thousands)

	Amscan
	Holdings, Inc.
	and Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$366,993	$57,051	$(12,542)	$411,502
Royalties and franchise fees	4,550	—	—	4,550

Total revenues	371,543	57,051	(12,542)	416,052

Expenses:
Cost of sales	217,691	42,491	(12,395)	247,787
Selling expenses	8,177	6,290	—	14,467
Retail operating expenses	72,368	—	—	72,368
Franchise expenses	3,370	—	—	3,370
General and administrative expenses	26,787	4,259	(90)	30,956
Art and development costs	4,001	81	—	4,082

Total expenses	332,394	53,121	(12,485)	373,030

Income from operations	39,149	3,930	(57)	43,022

Interest expense, net	20,100	212	—	20,312
Other (income) expense , net	(3,280)	(358)	3,823	185

Income before income taxes	22,329	4,076	(3,880)	22,525
Income tax expense	7,704	297	(54)	7,947

Net income	14,625	3,779	(3,826)	14,578

Less net income attributable to noncontrolling interests	—	46	—	46

Net income attributable to Amscan Holdings, Inc.	$14,625	$3,733	$(3,826)	$14,532

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
CONDENSED CONSOLIDATING INCOME STATEMENT
Six Months Ended June 30, 2011
(Amounts in thousands)

	Amscan
	Holdings, Inc.
	and Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$683,736	$98,359	$(18,092)	$764,003
Royalties and franchise fees	8,231	—	—	8,231

Total revenues	691,967	98,359	(18,092)	772,234

Expenses:
Cost of sales	415,832	74,853	(17,884)	472,801
Selling expenses	16,490	11,829	—	28,319
Retail operating expenses	134,216	—	—	134,216
Franchise expenses	6,736	—	—	6,736
General and administrative expenses	53,832	9,088	(420)	62,500
Art and development costs	7,890	142	—	8,032

Total expenses	634,996	95,912	(18,304)	712,604

Income from operations	56,971	2,447	212	59,630

Interest expense, net	40,229	451	—	40,680
Other (income) expense, net	(1,440)	(996)	2,683	247

Income before income taxes	18,182	2,992	(2,471)	18,703
Income tax expense	6,082	612	(77)	6,617

Net income	12,100	2,380	(2,394)	12,086
Less net income attributable to noncontrolling interests	—	117	—	117

Net income attributable to Amscan Holdings, Inc.	$12,100	$2,263	$(2,394)	$11,969

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2010
(Amounts in thousands)

	Amscan Holdings,
	Inc. and Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$313,882	$54,042	$(15,219)	$352,705
Royalties and franchise fees	5,716	—	(1,263)	4,453

Total revenues	319,598	54,042	(16,482)	357,158

Expenses:
Cost of sales	188,513	37,395	(15,043)	210,865
Wholesale selling expenses	8,415	2,430	—	10,845
Retail operating expenses	56,763	8,916	(1,263)	64,416
Franchise expenses	3,149	—	—	3,149
General and administrative expenses	26,066	3,146	(330)	28,882
Art and development costs	3,656	(22)	—	3,634

Total expenses	286,562	51,865	(16,636)	321,791

Income from operations	33,036	2,177	154	35,367

Interest expense, net	8,528	598	—	9,126
Other (income) expense, net	(1,786)	214	1,694	122

Income before income taxes	26,294	1,365	(1,540)	26,119

Income tax expense	10,150	266	(828)	9,588

Net income	16,144	1,099	(712)	16,531
Less net income attributable to noncontrolling interests	—	71	—	71

Net income attributable to Amscan Holdings, Inc.	$16,144	$1,028	$(712)	$16,460

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2010
(Amounts in thousands)

	Amscan
	Holdings, Inc.
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

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2011
(Amounts in thousands)

	Amscan
	Holdings, Inc.
	and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows used in operating activities:
Net income	12,100	2,380	(2,394)	12,086
Net income attributable to noncontrolling interest	—	117	—	117

Net income attributable to Amscan Holdings, Inc.	$12,100	$2,263	$(2,394)	$11,969

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	26,040	1,199	—	27,239
Amortization of deferred financing costs	2,394	—	—	2,394
Provision for doubtful accounts	508	196	—	704

Deferred income tax expense (benefit)	(255)	—	—	(255)
Deferred rent	4,550	—	—	4,550
Undistributed loss (gain) in unconsolidated joint venture	(596)	—	—	(596)
(Gain) Loss on disposal of equipment	79	2	—	81
Equity based compensation	809	—	—	809
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	3,805	(6,220)	—	(2,415)
(Increase) in inventories	(5,432)	(7,430)	208	(12,654)

Decrease (increase) in prepaid expenses and other current assets	455	(2,334)	—	(1,879)
Increase in accounts payable, accrued expenses and income taxes payable	8,223	9,141	2,186	19,550

Net cash provided by (used) in operating activities	52,680	(3,183)	—	49,497

Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(60,500)	—	—	(60,500)
Capital expenditures	(23,406)	(666)	—	(24,072)
Proceeds from disposal of property and equipment	6	16	—	22

Net cash used in investing activities	(83,900)	(650)	—	(84,550)

Cash flows provided by financing activities:
Repayments of loans, notes payable and long-term obligations	(5,012)	(21)	—	(5,033)
Proceeds from loans, notes payable and long-term obligations	32,187	—	—	32,187
Capital contributions and proceeds from issuance of common stock and exercise of options, net of retirements	148	—	—	148

Net cash provided by (used in) financing activities	27,323	(21)	—	27,302
Effect of exchange rate changes on cash and cash equivalents	567	2,309	—	2,876

Net decrease in cash and cash equivalents	(3,330)	(1,545)	—	(4,875)
Cash and cash equivalents at beginning of period	14,198	6,256		20,454

Cash and cash equivalents at end of period	$10,868	$4,711	$—	$15,579

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2010
(Amounts in thousands)

	Amscan Holding, Inc.	Combined
	and Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows provided by operating activities:
Net income	16,711	1,551	(2,099)	16,163
Net income attributable to noncontrolling interest	—	114	—	114

Net income attributable to Amscan Holdings, Inc.	$16,711	$1,437	$(2,099)	$16,049

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	21,680	2,026	—	23,706
Amortization of deferred financing costs	928	132	—	1,060
Provision for doubtful accounts	729	116	—	845
Deferred income tax expense	595	—	—	595
Deferred rent	641	170	—	811
Undistributed income in unconsolidated joint venture	(364)	—	—	(364)
Loss on disposal of equipment	100	137	—	237
Equity based compensation	276	—	—	276
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(5,189)	(14)	—	(5,203)
Increase in inventories	(10,386)	(122)	938	(9,570)
Increase in prepaid expenses and other current assets	(3,629)	(2,027)	(285)	(5,941)
Decrease increase in accounts payable, accrued expenses and income taxes payable	(18,966)	1,681	1,446	(15,839)

Net cash provided by operating activities	3,126	3,536	—	6,662

Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(5,263)	2	—	(5,261)
Capital expenditures	(22,447)	(723)	—	(23,170)
Proceeds from disposal of property and equipment	104	30	—	134

Net cash used in investing activities	(27,606)	(691)	—	(28,297)

Cash flows provided by (used in) financing activities:
Repayments of loans, notes payable and long-term obligations	(25,345)	(3,897)	—	(29,242)
Proceeds from loans, notes payable and long-term obligations	53,245	39	—	53,284

Net cash provided by (used in) financing activities	27,900	(3,858)	—	24,042
Effect of exchange rate changes on cash and cash equivalents	(5)	(1,776)	—	(1,781)

Net increase (decrease) in cash and cash equivalents	3,415	(2,789)	—	626
Cash and cash equivalents at beginning of period	8,239	7,181		15,420

Cash and cash equivalents at end of period	$11,654	$4,392	$—	$16,046

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
Our Company
     We are a global leader in decorated party supplies. We make it easy and fun to enhance special occasions with a wide assortment of innovative and exciting merchandise at a compelling value. With the 2005 acquisition of Party City, we created a vertically integrated business combining the leading product design, manufacturing and distribution platform, Amscan, with the largest U.S. retailer of party supplies. We believe we have the industry’s broadest selection of decorated party supplies, which we distribute to over 100 countries. Our party superstore retail network consists of approximately 800 locations in the United States and is approximately 15 times larger than that of our next largest party superstore competitor. Our vertically integrated business model and scale differentiate us from other party supply companies and allow us to capture the manufacturing-to-retail margin on a significant portion of the products sold in our stores. We believe our widely recognized brands, broad product offering, low-cost global sourcing model and category-defining retail concept are significant competitive advantages. We believe these characteristics, combined with our vertical business model and scale, position us for continued organic and acquisition-led growth in the United States and internationally.
How We Assess the Performance of Our Company
     In assessing the performance of our company, we consider a variety of performance and financial measures for our two operating segments, Retail and Wholesale. These key measures include revenues and gross profit, comparable retail same-store sales and operating expenses.
Segments
     Our Wholesale segment generates revenues globally through sales of our Amscan, Designware, Anagram and other party supplies to party goods superstores, including our company-owned and franchised stores, independent party supply stores, dollar stores, mass merchants, grocery retailers and gift shops. Domestic sales and international sales accounted for 86% and 14%, respectively, of our total wholesale sales in 2010 and 77% and 23%, respectively, during the first six months of 2011.
     Our Retail segment generates revenues from the sale of merchandise to the end consumer through our chain of company-owned party goods stores, online through our e-commerce websites, including PartyCity.com, and through our chain of temporary Halloween locations. Franchise revenues include royalties on franchise retail sales and franchise fees charged for the initial franchise award and subsequent renewals. Our retail sales of party goods are fueled by everyday events such as birthdays, various seasonal events and other special occasions occurring throughout the year. In addition, through Halloween City, our temporary Halloween business, we seek to maximize our Halloween seasonal opportunity. As a result, in the year ended 2010, our Halloween business represented approximately 25% of our total annual retail sales, generally occurring in a five-week selling season ending on October 31. We expect to continue to generate a significant portion of our retail sales during the Halloween selling season.
     Intercompany sales between the Wholesale and the Retail segment are eliminated, and the profits on intercompany sales are deferred and realized at the time merchandise is sold to the consumer. For segment reporting purposes, certain general and administrative expenses and art and development costs are allocated based on total revenues.

Financial Measures
     Revenues. Revenues from retail operations are recognized at point of sale. We estimate future retail sales returns and record a provision in the period in which the related sales are recorded based on historical information. Retail revenues include shipping revenue related to e-commerce sales. Retail sales are reported net of taxes collected. Franchise royalties are recognized based on reported franchise retail sales. Revenues from our wholesale operations represent the sale of our products to third parties, less rebates, discounts and other allowances. The terms of our wholesale sales are generally FOB shipping point, and revenue is recognized when goods are shipped. We estimate reductions to revenues for volume-based rebate programs and subsequent credits at the time sales are recognized. Intercompany sales from our wholesale operations to our retail stores are eliminated in our consolidated total revenues.
     Comparable Retail Same-Store Sales. The growth in same-store sales represents the percentage change in same-store sales in the period presented compared to the prior year. Same-store sales exclude the net sales of a store for any period if the store was not open during the same period of the prior year. Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the applicable reporting period. When a store is reconfigured or relocated within the same general territory, the store continues to be treated as the same store. If, during the period presented, a store was closed, sales from that store up to and including the closing day are included as same-store sales as long as the store was open during the same period of the prior year. FCPO stores that are in the process of being converted have not been included in Party City same store-sales and will not be included until the thirteenth month following conversion.
     Cost of Sales. Cost of sales at wholesale reflects the production costs (i.e., raw materials, labor and overhead) of manufactured goods and the direct cost of purchased goods, inventory shrinkage, inventory adjustments, inbound freight to our manufacturing and distribution facilities, distribution costs and outbound freight to get goods to our wholesale customers. At retail, cost of sales reflects the direct cost of goods purchased from third parties and the production or purchase costs of goods acquired from our wholesale operations. Retail cost of sales also includes inventory shrinkage, inventory adjustments, inbound freight, occupancy costs related to store operations (such as rent and common area maintenance, utilities and depreciation on assets) and all logistics costs associated with our e-commerce business.
     Our cost of sales increases in higher volume periods as the direct costs of manufactured and purchased goods, inventory shrinkage and freight are generally tied to sales. However, other costs are largely fixed or vary based on other factors and do not necessarily increase as sales volume increases. Changes in the mix of our products, such as changes in the proportion of company manufactured goods, which have higher margins, may also impact our overall cost of sales. The direct costs of manufactured and purchased goods are influenced by raw material costs (principally paper, petroleum-based resins and cotton), domestic and international labor costs in the countries where our goods are purchased or manufactured and logistics costs associated with transporting our goods. We monitor our inventory levels on an on-going basis in order to identify slow-moving goods and generally use our outlet stores to clear such goods.
     Selling Expenses. Selling expenses include the costs associated with our wholesale sales and marketing efforts, including licensing, merchandising and customer service. Costs include the salaries and benefits of the related work force, including sales-based bonuses and commissions. Other costs include catalogues, showroom rent, travel and other operating costs. Certain selling expenses, such as sales-based bonuses and commissions, vary in proportion to sales, while other costs vary based on other factors, such as our marketing efforts, or are largely fixed and do not necessarily increase as sales volume increases.
     Retail Operating Expenses. Retail operating expenses include all of the costs associated with retail store operations, excluding occupancy-related costs included in the cost of sales. Costs include store payroll and benefits, advertising, supplies and credit card costs. Retail expenses are largely variable but do not necessarily vary in proportion to sales.
     Franchise Expenses. Franchise expenses include the costs associated with operating our franchise network, including salaries and benefits of the administrative work force and other administrative costs. These expenses generally do not vary proportionally with net sales or franchise-related income.
     General and Administrative Expenses. General and administrative expenses include all operating costs not included elsewhere. These expenses include payroll and other expenses related to operations at our corporate offices including occupancy costs, related depreciation and amortization, legal and professional fees and data-processing costs. These expenses generally do not vary proportionally with net sales.
     Art and Development Costs. Art and development costs include the costs associated with art production, creative development and product management. Costs include the salaries and benefits of the related work force. These expenses generally do not vary proportionally with net sales.
Results of Operations
Three Months Ended June 30, 2011 Compared To Three Months Ended June 30, 2010
     The following tables set forth our operating results and operating results as a percentage of total revenues for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011		2010
		(dollars in thousands)
Revenues:
Net sales	$411,502	98.9%	$352,705	98.8%
Royalties and franchise fees	4,550	1.1	4,453	1.2

Total revenues	416,052	100.0	357,158	100.0
Expenses:
Cost of sales	247,787	59.6	210,865	59.0
Wholesale selling expenses	14,467	3.5	10,845	3.0
Retail operating expenses	72,368	17.4	64,416	18.0
Franchise expenses	3,370	0.8	3,149	0.9
General and administrative expenses	30,956	7.4	28,882	8.1
Art and development costs	4,082	1.0	3,634	1.0

Total expenses	373,030	89.7	321,791	90.0

Income from operations	43,022	10.3	35,367	10.0
Interest expense, net	20,312	4.9	9,126	2.6
Other expense, net	185	0.0	122	0.0

Income before income taxes	22,525	5.4	26,119	7.4
Income tax expense	7,947	1.9	9,588	2.7

Net income	14,578	3.5	16,531	4.7
Less net income attributable to noncontrolling interests	46	0.0	71	0.0

Net income attributable to Amscan Holdings, Inc.	$14,532	3.5%	$16,460	4.7%

     Revenues
     Total revenues for the second quarter of 2011 were $416.1 million, or 16.5% higher than for the second quarter of 2010, reflecting growth in both reporting segments. The following table sets forth our total revenues for the quarters ended June 30, 2011 and 2010, respectively.

	Three Months Ended June 30,
	2011		2010
		Percentage of		Percentage of
	Dollars in	Total	Dollars in	Total
	Thousands	Revenue	Thousands	Revenue
Revenues
Sales
Wholesale	$213,971	51.4%	$183,465	51.4%
Eliminations	(72,107)	(17.3)%	(70,698)	(19.8)%

Net wholesale	141,864	34.1%	112,767	31.6%

Retail	269,638	64.8%	239,938	67.2%

Total net sales	411,502	98.9%	352,705	98.8%

Franchise related	4,550	1.1%	4,453	1.2%

Total revenues	$416,052	100.0%	$357,158	100.0%

Wholesale
     Net sales for the second quarter of 2011 of $141.9 million were $29.1 million or 25.8% higher than net sales for the corresponding quarter of 2010. Net sales to domestic party goods retailers, including our franchisee network, and to other domestic party goods distributors during the second quarter of 2011 totaled $68.3 million and were comparable to the corresponding 2010 sales. Net sales of metallic balloons of $25.8 million were $0.8 million or 3.0% higher than in the second quarter of 2010, principally driven by an increase in sales of our value price balloon line to the dollar store channel. International sales totaled $47.8 million and were $27.3 million higher than in the second quarter of 2010, principally reflecting additional sales as a result of the acquisition of the Christy’s Group in September 2010 and Riethmüller in late January 2011 of $9.7 million and $15.8 million, respectively. In addition, changes in foreign currency exchange rates resulted in a 10.0% increase in international sales over 2010.
     Intercompany sales to our retail affiliates of $72.1 million were $1.4 million or 2.0% higher than in the second quarter of 2010 and represented 33.7% of total wholesale sales in the second quarter of 2011 compared to 38.5% in the second quarter of 2010. The increase in intercompany sales principally reflects the conversion of an additional 44 FCPO retail stores to the Party City format and the re-merchandising of the stores to carry a greater percentage of our wholesale product. During the second quarter of 2011, our wholesale sales to our retail stores represented 59.4% of the retail stores’ total purchases, compared to 66.1% in 2010. The decrease, as a percentage of total purchases, is attributable to the accelerated timing of purchases of third party Halloween products into the second quarter of 2011 as compared to the third quarter of 2010. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.
Retail
     Retail sales for the second quarter of 2011 of $269.6 million were $29.7 million or 12.4% higher than retail sales in the second quarter of 2010. The retail sales at our Party City stores (including converted FCPO stores) totaled $250.3 million and were $26.3 million or 11.8%, higher than in 2010. Party City same-store sales increased 6.0% during 2011, driven by a 1.9% increase in average transaction size and a 4.1% increase in transaction count. The increase in sales is partially attributable to the successful shift in our principal advertising strategy from free standing newspaper inserts to a national broadcasting campaign. The increase in Party City store sales also reflects the net addition of 22 stores during the twelve months ended June 30, 2011, including the net acquisition of 19 stores from franchisees, and the conversion of 44 stores from the FCPO store format to the Party City store format. During the second quarter of 2011, sales at stores converted from the FCPO format to Party City during the twelve months ended June 30, 2011 were 15.3% higher than sales at these same stores during the second quarter of 2010. Converted FCPO stores will be included in Party City’s same-store sales beginning with the thirteenth month following conversion. Our e-commerce sales totaled $13.8 million in the second quarter of 2011 and were $7.3 million or 111.3% higher than in the second quarter of 2010, reflecting continued performance in the online channel following the successful re-launch of the PartyCity.com website in August 2009, mainly driven by our national advertising campaign, coupled with other online initiatives. Sales at all other store formats, including unconverted FCPO and outlet stores, totaled $5.5 million and were $3.9 million or 41.6% lower than in 2010. The decrease reflects the net closure of 23 stores during the twelve months ended June 30, 2011, and the impact of liquidating non-conforming FCPO inventories prior to the stores’ remerchandising and rebranding.
   Royalties and franchise fees
     Royalties and franchise fees for the second quarter of 2011 were $4.6 million and comparable to the second quarter of 2010, as the negative impact on royalty income from our acquisition of 19 franchise stores, net, during the twelve months ended June 30, 2011 was offset principally by the impact of increased same-store sales at remaining franchise stores.
   Gross Profit
     Our total margin on net sales for the second quarter of 2011 was 39.8%, or 40 basis points lower than in the second quarter of 2010. The following table sets forth our gross profit on net sales for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011		2010
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Sales	Thousands	Sales

Wholesale	$51,880	36.6%	$42,203	37.4%
Retail	111,835	41.5%	99,637	41.5%

Total	$163,715	39.8%	$141,840	40.2%

     The gross profit margin on net sales at wholesale for the second quarter of 2011 was 36.6% or 80 basis points lower than in the second quarter of 2010. The decrease in wholesale gross profit margin reflects the mix shift associated with our recent international acquisitions, the Christy’s Group and Riethmüller, which have lower historical gross profit margins relative to our wholesale operations. Wholesale gross profit margin, excluding the impact of the Christy’s Group and Riethmüller acquisitions, was 37.7% in the second quarter of 2011 compared to 37.4% in the second quarter of 2010.
     Retail gross profit margin for the second quarter of 2011 and 2010 was 41.5%. During the second quarter of 2011, 66.4% of our retail store sales were products supplied by our wholesale operations, compared to 68.3% for 2010.
   Operating expenses
     Wholesale selling expenses of $14.5 million for the second quarter of 2011 were $3.6 million higher than for the second quarter of 2010. The increase in 2011 wholesale selling expense, as compared to 2010, principally reflects the additional expenses related to the acquisitions of the Christy’s Group and Riethmüller of $1.9 million and $1.3 million, respectively, as well as inflationary increases in compensation and employee benefits. Wholesale selling expenses were 6.8% of total wholesale sales in the second quarter of 2011 compared to 5.9% for the comparable quarter of 2010.
     Retail operating expenses for the second quarter of 2011 totaled $72.4 million or $8.0 million higher than in the second quarter of 2010, principally reflecting additional costs associated with the national broadcasting campaign and the growth in our retail store base and our e-commerce business. E-commerce costs reflect additional distribution, website and customer service costs. The increase in retail operating expenses also reflects inflationary increases in retail expenses. As a percent of retail sales, retail operating expenses were 26.8% for the second quarter of 2011 and 2010. Franchise expenses for the second quarter of 2011 of $3.4 million were $0.2 million, or 7.0% higher than in the second quarter of 2010.
As a percentage of total revenues, general and administrative expenses decreased to 7.4% for the second quarter of 2011, compared to 8.1% for the second quarter of 2010. General and administrative expenses for the quarter totaled $31.0 million, or $2.1 million higher than in the second quarter of 2010, principally due to the additional expenses related to the acquisitions of the Christy’s Group and Riethmüller of $0.7 million and $1.4 million, respectively, as well as inflationary compensation and employee benefit cost increases. These increases were partially offset by nonrecurring costs incurred in the second quarter of 2010 relating to the restructure of the FCPO corporate office in Naperville, Illinois.
Art and development costs of $4.1 million for the quarter ended June 30, 2011 were $0.4 million or 12.3% higher than in the second quarter of 2010, principally reflecting increases in personnel, compensation and employee benefits. As a percentage of total revenues, art and development costs were 1.0% in the second quarter of 2011 and 2010.
   Interest expense, net
     Interest expense of $20.3 million for the quarter ended June 30, 2011 was $11.2 million higher than for the second quarter of 2010, reflecting the increase in the New ABL Facility and New Term Loan Credit Agreement interest rates and a $326.6 million increase in our term loan borrowings following the New ABL Facility and New Term Loan Credit Agreement refinancings in August and December of 2010, respectively.
   Other expense, net
     Other expense, net, was $0.2 million for the second quarter of 2011 compared to $0.1 million for the second quarter of 2010. Other expense, net, principally consists of our share of (income) loss from an unconsolidated balloon distribution joint venture in Mexico, foreign currency (gains) losses and acquisition related expenses.
   Income tax expense
     The income tax expense for the quarters ended June 30, 2011 and 2010 were determined based upon the Company’s estimated consolidated effective income tax rates of 36.3% and 35.7% for the years ending December 31, 2011 and 2010, respectively. The differences between the estimated consolidated effective income tax rate and the U.S. federal statutory rate are primarily attributable to state income taxes and available domestic manufacturing deductions.
     In addition, the income tax expense for the quarter ended June 30, 2011 reflects the settlement of the audit of the Company’s 2008 and 2009 federal tax returns and the settlement of the audit of several 2007 and 2008 state income tax returns. Also, the income tax expense for the quarter ended June 30, 2010 reflects the settlement of the Company’s 2007 federal tax return.

Six Months Ended June 30, 2011 Compared To Six Months Ended June 30, 2010
     The following tables set forth our operating results and operating results as a percentage of total revenues for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011		2010
		(dollars in thousands)

Revenues:
Net sales	$764,003	98.9%	$657,084	98.8%
Royalties and franchise fees	8,231	1.1	8,297	1.2

Total revenues	772,234	100.0	665,381	100.0
Expenses:
Cost of sales	472,801	61.2	410,765	61.7
Wholesale selling expenses	28,319	3.7	21,235	3.2
Retail operating expenses	134,216	17.4	117,376	17.6
Franchise expenses	6,736	0.9	6,273	0.9
General and administrative expenses	62,500	8.1	58,807	8.8
Art and development costs	8,032	1.0	7,269	1.1

Total expenses	712,604	92.3	621,725	93.3

Income from operations	59,630	7.7	43,656	6.7
Interest expense, net	40,680	5.3	18,427	2.8
Other expense, net	247	0.0	53	0.0

Income before income taxes	18,703	2.4	25,176	3.9
Income tax expense	6,617	0.9	9,013	1.4

Net income	12,086	1.5	16,163	2.5
Less net income attributable to noncontrolling interests	117	0.0	114	0.0

Net income attributable to Amscan Holdings, Inc.	$11,969	1.5%	$16,049	2.5%

   Revenues
     Total revenues for the six months ended June 30, 2011 were $772.2 million, or 16.1% higher than for the six months ended June 30, 2010, reflecting growth in both reporting segments. The following table sets forth our total revenues for the quarters ended June 30, 2011 and 2010, respectively.

	Six Months Ended June 30,
	2011		2010
		Percentage of		Percentage of
	Dollars in	Total	Dollars in	Total
	Thousands	Revenue	Thousands	Revenue

Revenues
Sales
Wholesale	$413,547	53.6%	$344,424	51.8%
Eliminations	(139,288)	(18.0)%	(125,734)	(18.9)%

Net wholesale	274,259	35.5%	218,690	32.9%

Retail	489,744	63.4%	438,394	65.9%

Total net sales	764,003	98.9%	657,084	98.8%

Franchise related	8,231	1.1%	8,297	1.2%

Total revenues	$772,234	100.0%	$665,382	100.0%

Wholesale
     Net sales for the first six months of 2011 of $274.3 million were $55.6 million or 25.4% higher than net sales for the corresponding quarter of 2010. Net sales to domestic party goods retailers, including our franchisee network, and to other domestic party goods distributors during the first six months of 2011 totaled $134.5 million and were $5.3 million or 4.1% higher than 2010 sales. The increase in sales reflects the benefit of Designware product sales during the entire six months ended June 30, 2011 compared to less than four full months in 2010, which represented an increase of $0.8 million. In addition, sales of party accessories, plasticware and wearable products were higher than in the first six months of 2010 due, in part, to increased marketing. Net sales of metallic balloons of $52.6 million were $3.2 million or 6.4% higher than in the first six months of 2010, principally driven by an increase in sales of our value price balloon line to the dollar store channel. International sales totaled $87.2 million and were $47.1 million higher than in the first six months of 2010, principally reflecting additional sales as a result of the acquisition of the Christy’s Group in September 2010 and Riethmüller in late January 2011 of $14.6 million and $29.1 million, respectively. In addition, changes in foreign currency exchange rates resulted in a 7.7% increase in international sales over 2010.
     Intercompany sales to our retail affiliates of $139.3 million were $13.6 million or 10.8% higher than in the first six months of 2010 and represented 33.7% of total wholesale sales in the first six months of 2011 compared to 36.5% in the first six months of 2010. The increase in intercompany sales principally reflects the impact of the acquisition of Designware and the conversion of an additional 44 FCPO retail stores to the Party City format and the re-merchandising of the stores to carry a greater percentage of our wholesale product. During the first six months of 2011, our wholesale sales to our retail stores represented 62.8% of the retail stores’ total purchases, compared to 66.2% in 2010. The decrease, as a percentage of total purchases, is attributable to the accelerated timing of purchases of third party Halloween products in the second quarter of 2011, as compared to 2010. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Retail
     Retail sales for the first six months of 2011 of $489.7 million were $51.3 million or 11.7% higher than retail sales in the first six months of 2010. The retail sales at our Party City stores (including converted FCPO stores) totaled $453.2 million and were $44.4 million or 10.9%, higher than in 2010. Party City same-store sales increased 5.3% during 2011, driven by a 2.5% increase in average transaction size and a 2.8% increase in transaction count. The increase in sales is partially attributable to the successful shift in our principal advertising strategy from free standing newspaper inserts to a national broadcasting campaign. The increase in Party City store sales also reflects the net addition of 22 stores during the twelve months ended June 30, 2011, including the net acquisition of 19 stores from franchisees, and the conversion of 44 FCPO stores to the Party City format. During the first six months of 2011, sales at stores converted from the FCPO format to Party City during the twelve months ended June 30, 2011 were 15.6% higher than sales at these same stores during the first six months of 2010. Converted FCPO stores will be included in Party City’s same-store sales beginning with the thirteenth month following conversion. Our e-commerce sales totaled $26.0 million in the first six months of 2011 and were $13.6 million or 109.9% higher than in the first six months of 2010, reflecting continued performance in the online channel following the successful re-launch of the PartyCity.com website in August 2009, mainly driven by our naional advertising campaign and other online initiatives. Sales at all other store formats, including unconverted FCPO and outlet stores, totaled $10.5 million and were $6.7 million or 38.7% lower than in 2010. The decrease reflects the net closure of 23 stores during the twelve months ended June 30, 2011, and the impact of liquidating non-conforming FCPO inventories prior to the stores’ remerchandising and rebranding.
   Royalties and franchise fees
     Royalties and franchise fees for the first six months of 2011 were $8.2 million and comparable to the first six months of 2010, as the negative impact on royalty income from our acquisition of 19 franchise store, net, during the twelve months ended June 30, 2011 was offset principally by the impact of increased same-store sales at remaining franchise stores.
   Gross Profit
     Our total margin on net sales for the six months ended June 30, 2011 was 38.1%, or 60 basis points higher than in the six months ended June 30, 2010. The following table sets forth our gross profit on net sales for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011		2010
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Sales	Thousands	Sales
Wholesale	$96,052	35.0%	$80,078	36.6%
Retail	195,150	39.8%	166,242	37.9%

Total	$291,202	38.1%	$246,320	37.5%

     The gross profit margin on net sales at wholesale for the first six months of 2011 was 35.0% or 160 basis points lower than in the first six months of 2010. The decrease in wholesale gross profit margin reflects the mix shift associated with our recent international acquisitions, the Christy’s Group and Riethmüller, which have lower historical gross profit margins relative to our wholesale operations. Wholesale gross profit margin, excluding the impact of the Christy’s Group and Riethmüller acquisitions, was 36.8% in the first six months of 2011 compared to 36.6% in the first six months of 2010.
     Retail gross profit margin for the first six months of 2011 was 39.8% or 190 basis points higher than in the first six months of 2010, principally due to a greater percentage of products sold at retail that were manufactured or sourced by us, including Designware products, and the realization of higher previously deferred manufacturing and distribution margin in the first six months of 2011 compared to the first six months of 2010. During the six months ended June 30, 2011, 65.4% of our retail store sales were products supplied by our wholesale operations, compared to 63.1% for 2010.

   Operating expenses
     Wholesale selling expenses of $28.3 million for the first six months of 2011 were $7.1 million higher than for the first six months of 2010. The increase in 2011 wholesale selling expense, as compared to 2010, principally reflects the additional expenses related to the acquisitions of the Christy’s Group and Riethmüller of $3.6 million and $2.3 million, respectively, as well as inflationary increases in compensation and employee benefits. Wholesale selling expenses were 6.8% of total wholesale sales in the first six months of 2011 compared to 6.2% in the first six months of 2010.
     Retail operating expenses for the first six months of 2011 totaled $134.2 million or $16.8 million higher than in the first six months of 2010, principally reflecting additional costs associated with the national broadcasting campaign and the growth in our retail store base and our e-commerce business. E-commerce costs reflect additional distribution, website and customer service costs. The increase in retail operating expenses also reflects inflationary increases in retail expenses. As a percent of retail sales, retail operating expenses were 27.4% for the first six months of 2011, as compared to 26.8% for the first six months of 2010. Franchise expenses for the first six months of 2011 of $6.7 million were $0.5 million or 7.4% higher than in the first six months of 2010.
     As a percentage of total revenues, general and administrative expenses decreased to 8.1% for the first six months of 2011, compared to 8.8% for the first six months of 2010. General and administrative expenses for the quarter totaled $62.5 million, or $3.7 million higher than in the first six months of 2010, principally due to the additional expenses related to the acquisitions of the Christy’s Group and Riethmüller of $1.3 million and $3.4 million, respectively, as well as inflationary compensation and employee benefit cost increases. These increases were substantially offset by the non-recurring costs incurred in the first six months of 2010 relating to the restructure of the FCPO corporate office in Naperville, Illinois as well as higher legal and professional costs in the first six months of 2010.
     Art and development costs of $8.0 million for the quarter ended June 30, 2011 were $0.8 million or 10.5% higher than in the first six months of 2010, principally reflecting increases in personnel, compensation and employee benefits. As a percentage of total revenues, art and development costs were 1.0% and 1.1% in the first six months of 2011 and 2010, respectively.
   Interest expense, net
     Interest expense of $40.7 million for the quarter ended June 30, 2011 was $22.3 million higher than for the first six months of 2010, reflecting the increase in the New ABL Facility and New Term Loan Credit Agreement interest rates and a $326.6 million increase in our term loan borrowings following the New ABL Facility and New Term Loan Credit Agreement refinancing in August and December of 2010, respectively.
   Other expense, net
     Other expense, net, was $0.2 million for the first six months of 2011 compared to $0.1 million for the first six months of 2010. Other expense, net, principally consists of our share of (income) loss from an unconsolidated balloon distribution joint venture in Mexico, foreign currency (gains) losses and acquisition related expenses.
   Income tax expense
     The income tax expense for the six months ended June 30, 2011 and 2010 were determined based upon the Company’s estimated consolidated effective income tax rates of 36.3% and 35.7% for the years ending December 31, 2011 and 2010, respectively. The differences between the estimated consolidated effective income tax rate and the U.S. federal statutory rate are primarily attributable to state income taxes and available domestic manufacturing deductions.
     In addition, the income tax expense for the six months ended June 30, 2011 reflects the settlement of the audit of the Company’s 2008 and 2009 federal tax returns and the settlement of the audit of several 2007 and 2008 state income tax returns. Also, the income tax expense for the six months ended June 30, 2010 reflects the settlement of the Company’s 2007 federal tax return.

Liquidity
     We expect that cash generated from operating activities and availability under our credit agreements will be our principal sources of liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the New ABL Facility and the New Term Loan Agreement in an amount sufficient to enable us to repay our indebtedness, including the notes, or to fund our other liquidity needs.
   Cash Flow Data — Six Months Ended June 30, 2011 Compared To Six Months Ended June 30, 2010
     Net cash provided by operating activities totaled $49.5 million during the six months ended June 30, 2011, as compared to $6.7 million during the comparable six months ended June 30, 2010. Net cash flow provided by operating activities before changes in operating assets and liabilities was $46.9 million during the six months ended June 30, of 2011 and $43.2 million during the comparable six months ended June 30, 2010. Changes in operating assets and liabilities during the first six months of 2011 and 2010 resulted in the source of cash of $2.6 million and a use of cash $36.5 million, respectively, and principally reflect the timing of certain seasonal trade and income tax payments.
     Net cash used in investing activities totaled $84.5 million during the six months ended June 30, 2011, as compared to $28.3 million during the comparable six month period of 2010. Investing activities during the six months ended June 30, 2011 included $47.1 million paid in connection with the acquisition of Riethmüller, $4.0 million paid in connection with the acquisition of Christy’s, and $9.5 million paid in connection with the purchase of retail franchise stores. Capital expenditures totaled $24.1 million during the six months ended June 30, 2011 compared to $23.2 million in the six months ended June 30, 2010. Retail capital expenditures totaled $17.6 million in 2011 and were principally for new stores and store renovations, while wholesale capital expenditures, principally for printing plates and dies and distribution equipment, totaled $6.5 million.
     Net cash provided by financing activities was $27.3 million during the six months ended June 30, 2011, compared to $24.0 million in the six months ended June 30, 2010 and principally reflects borrowings under our revolving credit facility, net of scheduled term debt repayment.
     Required repayments under our term debt for the remainder of 2011 will be $3.4 million. At June 30, 2011, we had $127.4 million of excess availability under the New ABL Facility.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we have utilized interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended June 30, 2011 and 2010, our interest expense, after considering the effects of our interest rate swap agreements, would have increased by $3.7 million and $1.5 million, respectively. The income before income taxes for the quarters ended June 30, 2011 and 2010 would also have decreased by the same amounts. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the six months ended June 30, 2011 and 2010, our interest expense, after considering the effects of our interest rate swap agreements, would have increased by $7.3 million and $3.0 million, respectively. The income before income taxes for the quarters ended June 30, 2011 and 2010 would also have decreased by the same amounts. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly the British Pound Sterling and the Euro, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we (1) may not be able to achieve hedge effectiveness to qualify for hedge-accounting treatment and, therefore, would record any gain or loss on the fair value of the derivative in other expense (income) and (2) may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in operating income of $4.0 million and $1.4 million for the three months ended June 30, 2011 and 2010 and 7.0 million and 2.7 million for the six months ended June 30, 2011 and 2010, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
Item 4. Controls and Procedures
     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011 pursuant to Rules l3a-15(b) and l5d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
     There were no changes in our internal control over financial reporting (as defined in Rules l3a-15(f) and l5d-15(f) under the Act) during the six months ended June 30, 2011 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 15, 2011