Form 10-Q
period 2011-09-30
AMSCAN HOLDINGS INC
filed 2011-11-14
CIK 1024729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 14, 2011, 1,000.00 shares of the Registrant’s common stock were outstanding.

AMSCAN HOLDINGS, INC.
FORM 10-Q
September 30, 2011

Page
PART I
Item 1. Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010	3
Condensed Consolidated Income Statements for the Three Months Ended September 30, 2011 and 2010	4
Condensed Consolidated Income Statements for the Nine Months Ended September 30, 2011 and 2010	5
Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2011	6
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures About Market Risk	40
Item 4. Controls and Procedures	40
PART II
Item 6. Exhibits	42
Signature	43
EX-31.1
EX-31.2
EX-32
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

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2011	2010
	(unaudited)	(Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$19,484	$20,454
Accounts receivable, net of allowances	143,971	107,331
Inventories, net of allowances	523,135	424,317
Prepaid expenses and other current assets	78,756	65,672

Total current assets	765,346	617,774
Property, plant and equipment, net	208,148	190,729
Goodwill	685,448	630,492
Trade names	133,370	129,954
Other intangible assets, net	47,931	55,362
Other assets, net	26,528	28,840

Total assets	$1,866,771	$1,653,151

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$263,398	$150,098
Accounts payable	187,258	108,172
Accrued expenses	131,694	111,054
Income taxes payable	32,414	34,325
Redeemable warrants	—	15,086
Current portion of long-term obligations	8,845	9,046

Total current liabilities	623,609	427,781
Long-term obligations, excluding current portion	834,910	841,112
Deferred income tax liabilities	93,947	94,981
Deferred rent and other long-term liabilities	20,748	14,766

Total liabilities	1,573,214	1,378,640

Redeemable common securities (including 1,172.56 and 597.52 Class A common shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively)	35,765	18,089

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.01 par value, 40,000 shares authorized, 19,051.31 and 18,307.79 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Class B common stock, $0.01 par value, convertible into Class A common stock, 15,200 shares authorized, 11,918.71 shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	286,257	287,583
Retained deficit	(21,512)	(27,558)
Accumulated other comprehensive loss	(9,345)	(5,915)

Amscan Holdings, Inc. stockholders’ equity	255,400	254,110
Noncontrolling interests	2,392	2,312

Total stockholders’ equity	257,792	256,422

Total liabilities, redeemable common securities and stockholders’ equity	$1,866,771	$1,653,151

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	September 30,
	2011	2010
Revenues:
Net sales	$436,186	$358,772
Royalties and franchise fees	3,962	4,035

Total revenues	440,148	362,807

Expenses:
Cost of sales	288,147	226,335
Wholesale selling expenses	14,651	10,524
Retail operating expenses	82,740	73,785
Franchise expenses	3,558	2,930
General and administrative expenses	35,554	27,495
Art and development costs	4,222	3,775

Total expenses	428,872	344,844

Income from operations	11,276	17,963

Interest expense, net	19,572	9,834
Other expense, net	703	704

(Loss) income before income taxes	(8,999)	7,425

Income tax (benefit) expense	(3,179)	2,752

Net (loss) income	(5,820)	4,673
Less: net income attributable to noncontrolling interest	102	70

Net (loss) income attributable to Amscan Holdings, Inc.	$(5,922)	$4,603

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Revenues:
Net sales	$1,200,188	$1,015,856
Royalties and franchise fees	12,193	12,333

Total revenues	1,212,381	1,028,189

Expenses:
Cost of sales	760,947	637,100
Wholesale selling expenses	42,970	31,759
Retail operating expenses	216,956	191,161
Franchise expenses	10,294	9,203
General and administrative expenses	98,055	86,302
Art and development costs	12,254	11,044

Total expenses	1,141,476	966,569

Income from operations	70,905	61,620

Interest expense, net	60,252	28,261
Other expense, net	950	758

Income before income taxes	9,703	32,601

Income tax expense	3,438	11,766

Net income	6,265	20,835
Less: net income attributable to noncontrolling interest	219	184

Net income attributable to Amscan Holdings, Inc.	$6,046	$20,651

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2011
(Unaudited)
(Amounts in thousands, except share amounts)

						Amscan
	Class A and Class B				Accumulated	Holdings,
			Additional		Other	Inc.
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Stock	Capital	Deficit	Loss	Equity	Interests	Equity

Balance at December 31, 2010	30,226.50	—	$287,583	$(27,558)	$(5,915)	$254,110	$2,312	$256,422
Net income				6,046		6,046	219	6,265
Net change in cumulative translation adjustment					(4,662)	(4,662)	(139)	(4,801)
Change in fair value of interest rate swap contracts, net of income taxes					1,414	1,414		1,414
Change in fair value of foreign exchange contracts, net of income tax benefit					(182)	(182)		(182)

Comprehensive income						2,616	80	2,696
Exercise of warrants to redeemable common stock			(4)			(4)		(4)
Exercise of stock options to redeemable common stock			(106)			(106)		(106)
Exercise of non-redeemable warrants	740.74
Exercise of non-redeemable common stock options	2.78		28			28		28
Equity based compensation expense			949			949		949
Revaluation of redeemable shares			(2,193)			(2,193)		(2,193)

Balance at September 30, 2011	30,970.02	—	$286,257	$(21,512)	$(9,345)	$255,400	$2,392	$257,792

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows provided by (used in) operating activities:
Net income	$6,265	$20,835
Less: net income attributable to noncontrolling interest	219	184

Net income attributable to Amscan Holdings, Inc.	6,046	20,651
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	43,084	36,676
Amortization of deferred financing costs	3,606	2,142
Provision for doubtful accounts	599	838
Deferred income tax (benefit) expense	(615)	660
Deferred rent	5,811	1,546
Undistributed income in unconsolidated joint venture	(589)	(382)
Loss on disposal of equipment	196	259
Equity based compensation	1,065	513
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(30,446)	(29,588)
Increase in inventories	(71,182)	(130,625)
Increase in prepaid expenses and other current assets	(13,932)	(12,972)
Increase in accounts payable, accrued expenses and income taxes payable	82,946	108,782

Net cash provided by (used in) operating activities	26,589	(1,500)

Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(95,627)	(35,630)
Capital expenditures	(36,269)	(36,100)
Proceeds from disposal of property and equipment	52	147

Net cash used in investing activities	(131,844)	(71,583)

Cash flows provided by financing activities:
Repayment of long-term obligations	(7,581)	(49,157)
Borrowings under loans and notes payable	113,300	128,851
Proceeds from exercise of stock options	199	52

Net cash provided by financing activities	105,918	79,746

Effect of exchange rate changes on cash and cash equivalents	(1,633)	660

Net (decrease) increase in cash and cash equivalents	(970)	7,323

Cash and cash equivalents at beginning of period	20,454	15,420

Cash and cash equivalents at end of period	$19,484	$22,743

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$48,471	$22,500
Income taxes	$5,128	$36,780
See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share amounts)
Note 1 — Description of Business
     Amscan Holdings, Inc. (“Amscan Holdings,” or the “Company”), designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic and latex balloons, accessories, novelties, costumes, other garments, gifts and stationery throughout the world. In addition, the Company operates specialty retail party supply stores in the United States and Canada, principally under the names Party City, Halloween City and Party Packagers. The Company also franchises both individual stores and franchise areas throughout the United States and Puerto Rico, principally under the name Party City, and operates its e-commerce website, PartyCity.com. On a stand-alone basis, without the consolidation of its subsidiaries, Amscan Holdings, Inc. has no significant assets or operations. The Company is a wholly-owned subsidiary of Party City Holdings Inc. (“PCHI”), formerly known as AAH Holdings Corporation.
Note 2 — Acquisitions
     On July 29, 2011, the Company acquired all of the common stock of Party Packagers for $31,783 in cash in a transaction accounted for as a purchase business combination. Party Packagers is a Canadian retailer of party goods and outdoor toys. The results of this newly acquired business are included in the consolidated financial statements since the July 29, 2011 acquisition date and are reported in the operating results of the Company’s Retail segment.
     The preliminary estimate of the excess of the purchase price over the tangible assets acquired is initially being assigned to goodwill. The following summarizes the estimated fair value of the assets and liabilities acquired: accounts receivable of $284, inventory of $11,643, fixed assets of $4,456, other current and non-current assets of $270, and accounts payable and other current liabilities of $8,341. The remaining $23,471 has been initially recorded as goodwill. The allocation of the purchase price is based on our preliminary estimate of the fair value of the tangible assets acquired and liabilities assumed. The Company is still in the process of accumulating information to complete the determination of the fair value of certain acquired assets, including identifiable intangible assets acquired. Goodwill arises because the purchase price reflects the strategic fit and expected synergies this business will bring to the Company’s operations. The acquisition expands the Company’s vertical business model, giving the Company a significant retail presence in Canada.
     On January 30, 2011, the Company acquired all of the common stock of Riethmüller GmbH (“Riethmüller”) for $47,069 in cash, in a transaction accounted for as a purchase business combination. Riethmüller is a German distributor of party goods and carnival items with latex balloon manufacturing operations in Malaysia and the ability to manufacture certain party goods in Poland. The results of this newly acquired business are included in the consolidated financial statements since the January 30, 2011 acquisition date and are reported in the operating results of the Company’s Wholesale segment.
     The following summarizes the estimated fair value of the assets and liabilities acquired: accounts receivable of $14,498, inventory of $14,828, fixed assets of $11,504, amortizable intangible assets of $1,638 and accounts payable and other current liabilities of $13,714. The remaining $18,315 has been initially recorded as goodwill. The allocation of the purchase price is based on our preliminary estimate of the fair value of the tangible assets acquired and liabilities assumed. The Company is still in the process of accumulating information to complete the determination of the fair value of certain acquired assets, including identifiable intangible assets acquired. Goodwill arises because the purchase price reflects the strategic fit and expected synergies this business will bring to the Company’s operations. The acquisition expands the Company’s vertical business model into the latex balloon category, allowing the Company to capture the manufacturing and wholesale margin on such sales, and gives the Company an additional significant presence in Germany, Poland and Malaysia.
     On September 30, 2010, the Company acquired Christy’s By Design Limited and three affiliated companies (the “Christy’s Group”) from Christy Holdings Limited, a U.K. based company. The Christy’s Group designs and distributes costumes and other garments and accessories through its operations in Asia and the U.K. The fair value of the total consideration paid for the Christy’s Group was $34,342, including $3,974 paid during the nine months ended September 30, 2011. The results of this newly acquired business are included in the consolidated financial statements since the September 30, 2010 acquisition date and are reported in the operating results of the Company’s Wholesale segment.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The excess of the purchase price over the tangible assets and identified intangible assets acquired was assigned to goodwill. The following summarizes the fair value of the assets and liabilities acquired: accounts receivable of $17,656, inventory of $457, trade names of $3,180, fixed assets of $582, and accounts payable and accrued expenses of $13,636. The remaining $26,103 has been recorded as goodwill. The allocation of the purchase price is based on the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed.
     Goodwill arises because the purchase price reflects the strategic fit and expected synergies this business will bring to the Company’s operations. The Christy’s Group acquisition provided the Company the opportunity to manufacture Halloween costumes for sale to its U.S. retail segment, allowing the Company to capture the manufacturing and wholesale margins on such sales. The acquisition also allowed the Company to leverage its existing U.K. distribution capacity to expand the Christy’s Group business in Europe. The Company elected to treat the U.K. entities acquired as foreign branches for U.S. tax purposes. As a result, the entire excess of the purchase price over the fair value of the tangible assets and liabilities acquired is deductible for U.S. tax purposes over 15 years.
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
     During the nine months ended September 30, 2011, the Company acquired three franchisee stores located in California, one store located in Iowa and four stores located in Texas for total consideration of $12,801 in cash. The fair value of the assets acquired were $3,298 of inventory and $680 of fixed assets. The remaining $8,823 has been recorded as goodwill. During 2010, the Company acquired 20 franchisee stores located throughout several states for total consideration of $24,300. Total consideration consisted of $21,500 in cash and the exchange of five corporate stores located in Pennsylvania. Excluding the assets exchanged of $2,800, the fair value of the assets and liabilities acquired for cash were $2,500 of inventory and $1,600 of fixed assets. The remaining $17,400 has been recorded as goodwill.
     Goodwill arises from the acquisition of franchise and independent stores because the purchase price reflects the value of the geographic location of each acquired store, as well as their maturity and historical profitability. The excess of the purchase price over the fair value of the tangible assets acquired is deductible for tax purposes over 15 years.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3 — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010, and the audited balance sheet as of December 31, 2010, include the accounts of the Company and its majority-owned and controlled entities. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included in the unaudited condensed consolidated financial statements.
     Our retail operations define a fiscal year (“Fiscal Year”) as the 52-week period or 53-week period ended on the Saturday nearest December 31st of each year, and define their fiscal quarters (“Fiscal Quarter”) as the four interim 13-week periods following the end of the previous Fiscal Year, except in the case of a 53-week Fiscal Year when the fourth Fiscal Quarter is extended to 14 weeks. The consolidated financial statements of the Company combine the Fiscal Quarters of our retail operations with the calendar quarters of our wholesale operations as the differences are not significant.
     The Company has determined the difference between the retail operation’s Fiscal Year and Fiscal Quarters and the calendar year and quarters to be insignificant.
     Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. Our business is subject to substantial seasonal variations, as our retail segment has realized a significant portion of its net sales, cash flow and net income in the fourth quarter of each year, principally due to its Halloween season sales in October and, to a lesser extent, other holiday season sales at the end of the calendar year. We expect that this general pattern will continue. Our results of operations may also be affected by industry factors that may be specific to a particular period, such as movement in and the general level of raw material costs.
Note 4 — Inventories
     Inventories consisted of the following:

	September 30,	December 31,
	2011	2010
Finished goods	$512,757	$416,831
Raw materials	14,122	11,879
Work in process	6,639	6,112

	533,518	434,822
Reserve for slow-moving and obsolete inventory	(10,383)	(10,505)

	$523,135	$424,317

     Inventories are valued at the lower of cost or market. The Company determines the cost of inventory at its retail stores using the weighted average method, which approximates the first-in, first-out method. All other inventory cost is determined using the first-in, first-out method.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5 — Loans and Notes Payable
     On September 12, 2011, the Company entered into an agreement with Wells Fargo Bank, National Association (“Wells Fargo), under which Wells Fargo agreed to increase its commitment by $25,000, under the terms of the Company’s asset based revolving credit facility dated August 13, 2010, as amended (the “ABL Credit Agreement”). The increase results in an aggregate commitment for extensions of credit under the ABL Credit Agreement of $350,000.
     In connection with the acquisitions of the Christy’s Group, Riethmüller and Party Packagers, during the nine months ended September 30, 2011, the Company entered into several foreign asset-based and overdraft credit facilities that provide the Company with GBP19,000, CDN4,000, EUR1,800 and MYR5,000 of borrowing capacity. At September 30, 2011, borrowings under the foreign facilities totaled $12,808. Borrowings under the foreign facilities generally bear interest at prime plus margins ranging from 1% to 1.75%. The facilities contain customary affirmative and negative covenants. In connection with one of the facilities, the Company maintains a compensating cash balance of $4,266 to secure outstanding standby letters of credit. The compensating cash balance is included in prepaid expenses and other current assets.
Note 6 — Income Taxes
     The income tax (benefit) expense for the three and nine months ended September 30, 2011 and 2010 were determined based upon the Company’s estimated consolidated effective income tax rates of 36.2% and 36.4% for the years ending December 31, 2011 and 2010, respectively. The differences between the estimated consolidated effective income tax rate and the U.S. federal statutory rate are primarily attributable to state income taxes and available domestic manufacturing deductions.
     In addition, the income tax (benefit) expense for the three and nine months ended September 30, 2011 reflects the settlement of the audits of the Company’s 2008 and 2009 federal tax returns and the settlement of the audits of several 2007 and 2008 state income tax returns. Also, the income tax expense for the three and nine months ended September 30, 2010 reflects the settlement of the audit of the Company’s 2007 federal tax return and the expiration of state statutes of limitations resolving previously unrecognized tax benefits.
Note 7 — Restructuring
     In connection with the November 2007 acquisition of Factory Card & Party Outlet (“FCPO”), $9,101 was accrued related to plans to restructure FCPO’s merchandising assortment and administrative operations and involuntarily terminate a limited number of FCPO personnel. Through September 30, 2011, the Company spent $8,087 in restructuring costs, including $53 and $481 spent in the three and nine months ended September 30, 2011, respectively. The Company expects to spend an additional $155 on restructuring costs in 2011 and the remaining balance of $859 in 2012.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8 — Comprehensive (Loss) Income
     Comprehensive (loss) income attributable to Amscan Holdings, Inc. consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net (loss) income attributable to Amscan Holdings, Inc.	$(5,922)	$4,603	$6,046	$20,651
Net change in cumulative translation adjustment	(8,212)	2,993	(4,662)	886
Change in fair value of interest rate swap contracts, net of income tax expense of $-, $804, $830, and $1,040	—	1,370	1,414	1,771
Change in fair value of foreign exchange contracts, net of income tax expense (benefit) of $22, $(206), $(107), and $135	38	(351)	(182)	230

Comprehensive (loss) income	$(14,096)	$8,615	$2,616	$23,538

Note 9 — Capital Stock
     At September 30, 2011 and December 31, 2010, the Company’s authorized capital stock consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding, 40,000.00 shares of Class A Common Stock, $0.01 par value, of which 20,203.58 and 18,905.31 shares were issued and outstanding, respectively, and 15,200.00 shares of Class B Common Stock, $0.01 par value, of which 11,918.71 shares were issued and outstanding. At September 30, 2011 and December 31, 2010, 15,200 shares of Class A Common Stock, $0.01 par value were reserved for issuance upon the conversion of Class B Common Stock, $0.01 par value.
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

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Certain employee stockholders owned 1,172.56 and 597.52 shares of the Company’s Class A common stock at September 30, 2011 and December 31, 2010, respectively. Under the terms of the Company’s stockholders’ agreement dated April 30, 2004, as amended, the Company has an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders can require the Company to purchase all of the shares held by the former employee. The purchase price as prescribed in the stockholders’ agreement is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by the Company to certain employee stockholders based on the estimated fair market value of fully paid and vested common securities totaled $34,708 at September 30, 2011 and $16,547 at December 31, 2010, and is classified as redeemable common securities on the consolidated balance sheet, with a corresponding adjustment to stockholders’ equity. As there is no active market for the Company’s common stock, the Company estimates the fair value of its common stock based on a valuation model confirmed periodically by recent acquisitions or independent appraisals.
     In addition, in 2004, the Company’s CEO and President exchanged vested options in a predecessor company for fully vested options to purchase common stock of the Company. Since these options vested immediately and can be exercised upon the death or disability of the officer and put back to the Company, they are reflected as redeemable common securities of $1,057 and $1,542 on the Company’s balance sheets as of September 30, 2011 and December 31, 2010, respectively.
     During the third quarter of 2011 the President exercised his 20.29 rollover options.
     The changes in redeemable securities during the nine months ended September 30, 2011 are as follows:

	Common Shares	Rollover options	Total
Balance December 31, 2010	$16,547	$1,542	$18,089
Employee warrant exercise	15,090	—	15,090
Employee option exercise	878	(601)	277
Common stock revaluation	2,193	116	2,309

Balance September 30, 2011	$34,708	$1,057	$35,765

Note 10 — Segment Information
Industry Segments
     The Company has two identifiable business segments. The Wholesale segment includes the design, manufacture, contract for manufacture and wholesale distribution of party goods, including paper and plastic tableware, metallic and latex balloons, accessories, novelties, costumes, other garments, gifts and stationery. The Retail segment includes the operation of company-owned retail party supply superstores in the United States and Canada, the sale of franchises on an individual store and franchise area basis throughout the United States and Puerto Rico and e-commerce operations through our PartyCity.com website.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s industry segment data for the three months ended September 30, 2011 and 2010 is as follows:

	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2011
Revenues:
Net sales	$293,932	$264,548	$558,480
Royalties and franchise fees	—	3,962	3,962

Total revenues	293,932	268,510	562,442
Eliminations	(122,294)	—	(122,294)

Net revenues	$171,638	$268,510	$440,148

Income (loss) from operations	$33,214	$(21,938)	$11,276
Interest expense, net			19,572
Other expense, net			703

Loss before income taxes			$(8,999)

Depreciation and amortization	$6,098	$9,747	$15,845

Total assets	$1,117,054	$749,717	$1,866,771

	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2010
Revenues:
Net sales	$219,976	$229,856	$449,832
Royalties and franchise fees	—	4,035	4,035

Total revenues	219,976	233,891	453,867
Eliminations	(91,060)	—	(91,060)

Net revenues	$128,916	$233,891	$362,807

Income (loss) from operations	$28,260	$(10,297)	$17,963
Interest expense, net			9,834
Other expense, net			704

Income before income taxes			$7,425

Depreciation and amortization	$5,162	$7,808	$12,970

Total assets	$962,547	$756,960	$1,719,507

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s industry segment data for the nine months ended September 30, 2011 and 2010 is as follows:

	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2011
Revenues:
Net sales	$707,478	$754,292	$1,461,770
Royalties and franchise fees	—	12,193	12,193

Total revenues	707,478	766,485	1,473,963
Eliminations	(261,582)	—	(261,582)

Net revenues	$445,896	$766,485	$1,212,381

Income (loss) from operations	$75,800	$(4,895)	$70,905
Interest expense, net			60,252
Other expense, net			950

Income before income tax benefit			$9,703

Depreciation and amortization	$16,515	$26,569	$43,084

Total assets	$1,117,054	$749,717	$1,866,771

	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2010
Revenues:
Net sales	$564,400	$668,250	$1,232,650
Royalties and franchise fees	—	12,333	12,333

Total revenues	564,400	680,583	1,244,983
Eliminations	(216,794)	—	(216,794)

Net revenues	$347,606	$680,583	$1,028,189

Income (loss) from operations	$66,850	$(5,230)	$61,620
Interest expense, net			28,261
Other expense, net			758

Income before income tax benefit			$32,601

Depreciation and amortization	$14,678	$21,998	$36,676

Total assets	$962,547	$756,960	$1,719,507

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Geographic Segments
     The Company’s export sales, other than inter-company sales between geographic areas, are not material. Inter-company sales between geographic areas primarily consist of sales of finished goods for distribution in foreign markets, and are made at cost plus a share of operating profit.
Note 11 — Legal Proceedings
     The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.
Note 12 — Stock Option Plan
     The Company recorded $256 and $237 of stock-based compensation in general and administrative expenses during the three months ended September 30, 2011 and 2010 and $1,065 and $513 during the nine months ended September 30, 2011 and 2010, respectively. Stock-based compensation expense for the nine months ended September 30, 2011 included a charge of $116 arising from the revaluation of redeemable common stock options held by the CEO and President.
     In addition, the Company made a cash distribution to holders of vested time options granted before December, 2010 of $98 during the three months ended September 30, 2011, and $507 during the nine months ended September 30, 2011.
     During February 2011, the Company granted 26 time options and 138 performance options to employees under the terms of the Company’s 2004 Equity Incentive Plan. These options vest at a rate of 20% per year and are exercisable at $27,700 per share. During June 2011, the Company granted 175 time options and 350 performance options to the Company’s CEO and President under the terms of the 2004 Equity Incentive Plan. These options vest one third upon grant and one third per year thereafter, and are exercisable at $29,600 per share. The ability to exercise vested performance options is contingent upon the occurrence of an initial public offering or a change in control, as defined, and the achievement of specific investment returns to the Company’s stockholders.
     During the three and nine months ended September 30, 2011, 20.29 and 33.07 options were exercised, respectively. There are options to purchase 3,777.37 shares of common stock outstanding at September 30, 2011.
Note 13 — Hedging Transactions, Derivative Financial Instruments and Fair Value
     The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as market risks. The Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed through the use of derivative financial instruments are foreign currency exchange rate risk and interest rate risk.

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
     At September 30, 2011 and December 31, 2010, the Company had foreign currency exchange contracts with notional amounts of $4,884 and $13,468, respectively, and net liability and asset fair values of $(92) and $197, respectively. The foreign currency exchange contracts are reflected in the consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counter-parties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. The fair value adjustment at September 30, 2011 and December 31, 2010 resulted in an unrealized net loss of $(58) and an unrealized net gain of $124, respectively, which are included in accumulated other comprehensive income (loss). As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all gains and losses in accumulated other comprehensive income (loss) related to these foreign exchange contracts will be reclassified into earnings by December 2011.
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
     At September 30, 2011, the Company had no interest rate swap agreements. At December 31, 2010, the Company had an interest rate swap with the notional amount of $135,374 and a net liability fair value of $2,244. The swap agreement had an unrealized net loss of $1,414 at December 31, 2010 which was included in accumulated other comprehensive income (loss). No component of the agreement was excluded in the measurement of hedge effectiveness. As the hedge was 100% effective, there was no current impact on earnings due to hedge ineffectiveness. The interest rate swap agreement matured on September 22, 2011.

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
     The following tables show assets and liabilities as of September 30, 2011 and December 31, 2010, which are measured at fair value on a recurring basis:

		Significant
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable	Total as of
	Identical Assets or	Inputs	Inputs	September 30,
	Liabilities (Level 1)	(Level 2)	(Level 3)	2011
Derivative assets	—	$8	—	$8
Derivative liabilities	—	(100)	—	(100)

		Significant
	Quoted Prices in	Other
	Active Markets for	Observable	Unobservable
	Identical Assets or	Inputs	Inputs	Total as of
	Liabilities (Level 1)	(Level 2)	(Level 3)	December 31, 2010
Derivative assets	—	$241	—	$241
Derivative liabilities	—	(2,288)	—	(2,288)
     In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges.
     The carrying amounts for cash and cash equivalents, accounts receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value at September 30, 2011 and December 31, 2010 because of the short-term maturity of those instruments or their variable rates of interest.
     The carrying amount and fair value (based on market prices) of the term loans and the senior subordinated notes are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term Loans	$662,337	$655,714	$666,644	$674,060
Senior Subordinated Notes	175,000	176,750	175,000	176,750

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The carrying amounts for other long-term debt approximate fair value at September 30, 2011 and December 31, 2010, based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity.
     The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded on its consolidated balance sheets as of September 30, 2011 and December 31, 2010.

			Derivative Assets				Derivative Liabilities
			September 30,		December 31,		September 30,		December 31,
			2011		2010		2011		2010
	Notional Amounts		Balance		Balance		Balance		Balance
	September 30,	December 31,	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
Derivative Instrument	2011	2010	Line	Value	Line	Value	Line	Value	Line	Value
Interest Rate Hedge	$—	$135,374		$—		$—		$—	(b) AE	$(2,244)

Foreign Exchange Contracts	4,884	13,468	(a) PP	8	(a) PP	241	(b) AE	(100)	(b) AE	(44)

Total Hedges	$4,884	$148,842		$8		$241		$(100)		$(2,288)

(a)	PP = Prepaid expenses and other current assets

(b)	AE = Accrued expenses
Note 14 — Recently Issued Accounting Pronouncements
     In September 2011, the Financial Accounting Standards Board issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The new US GAAP guidance gives two choices of how to present items of net income, items of other comprehensive income (OCI) and total comprehensive income: one continuous statement of comprehensive income or two separate consecutive statements can be presented. OCI is no longer allowed to be presented in the statement of stockholder’s equity. The guidance also requires the reclassification adjustments for each component of OCI to be displayed in both net income and OCI. For public companies, these amendments are effective for fiscal year and interim periods beginning after December 15, 2011 and should be applied retrospectively. Since the update only requires a change in presentation, we do not expect that the adoption of this will have a material impact on our results of operations, cash flows or financial condition.
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

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The amendments are effective for the first interim or annual period beginning on or after September 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after September 15, 2011. We do not anticipate any material impact from this update.
Note 15 — Condensed Consolidating Financial Information
     Amscan Holdings is the issuer of the senior subordinated notes due April 30, 2014. The senior subordinated notes are guaranteed jointly and severally, fully and unconditionally, by the following wholly-owned domestic subsidiaries (collectively, the “Guarantors”), which subsidiaries are 100% owned, directly or indirectly, by Amscan Holdings:
•	Amscan Inc.

•	Am-Source, LLC

•	Anagram Eden Prairie Property Holdings LLC

•	Anagram International, Inc.

•	Anagram International Holdings, Inc.

•	Anagram International, LLC

•	Factory Card & Party Outlet Corp.

•	Gags & Games, Inc.

•	JCS Packaging Inc.

•	M&D Industries, Inc.

•	Party City Corporation

•	PA Acquisition Corporation

•	Party City Franchise Group Holdings, LLC

•	SSY Realty Corp.

•	Trisar, Inc.
     Non-guarantor subsidiaries (collectively, “Non-guarantors”) include the following:
•	Amscan (Asia-Pacific) Pty. Ltd.

•	Amscan de Mexico, S.A. de C.V.

•	Amscan Distributors (Canada) Ltd.

•	Amscan Holdings Limited

•	Anagram International (Japan) Co., Ltd.

•	Amscan Partyartikel GmbH

•	Christy Asia, Ltd.

•	Christy’s By Design, Ltd.

•	Christy Dress Up, Ltd.

•	Christy Garments & Accessories Ltd.

•	JCS Hong Kong Ltd.

•	Party Packagers

•	Riethmüller GmbH
     The following information presents condensed consolidating balance sheets at September 30, 2011 and December 31, 2010, the condensed consolidating statements of operations for the three months ended September 30, 2011 and 2010, and the related condensed consolidating statements of cash flows for the three months ended September 30, 2011 and 2010, for the combined Guarantors and the combined Non-guarantors, together with the elimination entries necessary to consolidate the entities comprising the combined companies.

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2011

	Amscan
	Holdings,
	Inc. and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$12,336	$7,148	$—	$19,484
Accounts receivable , net of allowances	93,458	50,513	—	143,971
Inventories, net of allowances	466,228	58,266	(1,359)	523,135

Prepaid expenses and other current assets	66,807	12,458	(509)	78,756

Total current assets	638,829	128,385	(1,868)	765,346
Property, plant and equipment, net	190,569	17,579	—	208,148
Goodwill	609,483	75,965	—	685,448
Trade names	129,740	3,630	—	133,370
Other intangible assets, net	47,931	—	—	47,931
Investment in and advances to unconsolidated subsidiaries	260,633	—	(260,633)	—
Due from affiliates	82,005	71,027	(153,032)	—
Other assets, net	25,737	791	—	26,528

Total assets	$1,984,927	$297,377	$(415,533)	$1,866,771

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	250,590	12,808	—	263,398
Accounts payable	157,454	29,804	—	187,258
Accrued expenses	113,272	18,422	—	131,694
Income taxes payable	33,075	—	(661)	32,414
Due to affiliates	68,540	84,492	(153,032)	—
Current portion of long-term obligations	8,806	39	—	8,845

Total current liabilities	631,737	145,565	(153,693)	623,609
Long-term obligations, excluding current portion	834,854	56	—	834,910
Deferred income tax liabilities	93,347	600	—	93,947
Other	19,382	1,366	—	20,748

Total liabilities	1,579,320	147,587	(153,693)	1,573,214

Redeemable common securities	35,765	—	—	35,765

Commitments and contingencies

Stockholders’ equity:
Class A and Class B Common Stock	—	336	(336)	—
Additional paid-in capital	399,492	113,893	(227,128)	286,257
Retained (deficit) earnings	(20,305)	42,069	(43,276)	(21,512)
Accumulated other comprehensive loss	(9,345)	(8,900)	8,900	(9,345)

Amscan Holdings, Inc. stockholders’ equity	369,842	147,398	(261,840)	255,400

Noncontrolling interests	—	2,392	—	2,392

Total stockholders’ equity	369,842	149,790	(261,840)	257,792

Total liabilities, redeemable common securities and stockholders’ equity	$1,984,927	$297,377	$(415,533)	$1,866,771

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2010

	Amscan
	Holdings,
	Inc. and
	Combined	Combined
	Guarantors	Non-Guarantors	Eliminations	Consolidated
		(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$14,198	$6,256	$—	$20,454
Accounts receivable , net	76,699	30,632	—	107,331
Inventories, net	405,452	19,883	(1,018)	424,317
Prepaid expenses and other current assets	61,211	5,816	(1,355)	65,672

Total current assets	557,560	62,587	(2,373)	617,774
Property, plant and equipment, net	187,574	3,155	—	190,729
Goodwill	600,014	30,478	—	630,492
Trade names	129,954	—	—	129,954
Other intangible assets, net	55,362	—	—	55,362
Investment in and advances to unconsolidated subsidiaries	64,485	—	(64,485)	—
Due from affiliates	22,148	12,998	(35,146)	—
Other assets, net	28,057	783	—	28,840

Total assets	$1,645,154	$110,001	$(102,004)	$1,653,151

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	150,098	—	—	150,098
Accounts payable	97,510	10,662	—	108,172
Accrued expenses	102,749	8,305	—	111,054
Income taxes payable	35,706	—	(1,381)	34,325
Due to affiliates	11,593	23,553	(35,146)	—
Redeemable warrants	15,086	—	—	15,086
Current portion of long-term obligations	9,005	41	—	9,046

Total current liabilities	421,747	42,561	(36,527)	427,781
Long-term obligations, excluding current portion	841,023	89	—	841,112
Deferred income tax liabilities	94,427	554	—	94,981
Other	14,766	—	—	14,766

Total liabilities	1,371,963	43,204	(36,527)	1,378,640
Redeemable common securities	18,089	—	—	18,089
Commitments and contingencies
Stockholders’ equity:
Class A and Class B Common Stock	—	336	(336)	—
Additional paid-in capital	287,583	31,025	(31,025)	287,583
Retained (deficit) earnings	(26,566)	37,535	(38,527)	(27,558)
Accumulated other comprehensive loss	(5,915)	(4,411)	4,411	(5,915)

Amscan Holdings, Inc. stockholders’ equity	255,102	64,485	(65,477)	254,110
Noncontrolling interests	—	2,312	—	2,312

Total stockholders’ equity	255,102	66,797	(65,477)	256,422

Total liabilities, redeemable common securities and stockholders’ equity	$1,645,154	$110,001	$(102,004)	$1,653,151

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
CONDENSED CONSOLIDATING INCOME STATEMENT
Three Months Ended September 30, 2011
(Amounts in thousands)

	Amscan
	Holdings, Inc.
	and Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$374,233	$73,419	$(11,466)	$436,186
Royalties and franchise fees	3,962	—	—	3,962

Total revenues	378,195	73,419	(11,466)	440,148

Expenses:
Cost of sales	243,750	55,730	(11,333)	288,147
Wholesale selling expenses	8,376	6,275	—	14,651
Retail operating expenses	79,941	2,799	—	82,740
Franchise expenses	3,558	—	—	3,558
General and administrative expenses	30,247	4,887	420	35,554
Art and development costs	4,159	63	—	4,222

Total expenses	370,031	69,754	(10,913)	428,872

Income from operations	8,164	3,665	(553)	11,276

Interest expense, net	19,397	175	—	19,572
Other (income) expense , net	(1,728)	580	1,851	703

(Loss) income before income taxes	(9,505)	2,910	(2,404)	(8,999)
Income tax (benefit) expense	(3,666)	536	(49)	(3,179)

Net (loss) income	(5,839)	2,374	(2,355)	(5,820)
Less net income attributable to noncontrolling interests	—	102	—	102

Net (loss) income attributable to Amscan Holdings, Inc.	$(5,839)	$2,272	$(2,355)	$(5,922)

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
CONDENSED CONSOLIDATING INCOME STATEMENT
Nine Months Ended September 30, 2011
(Amounts in thousands)

	Amscan
	Holdings, Inc.
	and Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$1,057,969	$171,777	$(29,558)	$1,200,188
Royalties and franchise fees	12,193	—	—	12,193

Total revenues	1,070,162	171,777	(29,558)	1,212,381

Expenses:
Cost of sales	659,582	130,582	(29,217)	760,947
Wholesale selling expenses	24,866	18,104	—	42,970
Retail operating expenses	214,156	2,800	—	216,956
Franchise expenses	10,294	—	—	10,294
General and administrative expenses	84,080	13,975	—	98,055
Art and development costs	12,049	205	—	12,254

Total expenses	1,005,027	165,666	(29,217)	1,141,476

Income from operations	65,135	6,111	(341)	70,905

Interest expense, net	59,627	625	—	60,252
Other (income) expense, net	(3,168)	(416)	4,534	950

Income before income taxes	8,676	5,902	(4,875)	9,703
Income tax expense	2,416	1,148	(126)	3,438

Net income	6,260	4,754	(4,749)	6,265
Less net income attributable to noncontrolling interests	—	219	—	219

Net income attributable to Amscan Holdings, Inc.	$6,260	$4,535	$(4,749)	$6,046

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2010
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

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2010
(Amounts in thousands)

	Amscan
	Holdings, Inc.
	and Combined	Combined Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$955,977	$77,309	$(17,430)	$1,015,856
Royalties and franchise fees	12,333	—	—	12,333

Total revenues	968,310	77,309	(17,430)	1,028,189

Expenses:
Cost of sales	599,003	55,486	(17,389)	637,100
Wholesale selling expenses	23,900	7,859	—	31,759
Retail operating expenses	191,161	—	—	191,161
Franchise expenses	9,203	—	—	9,203
General and administrative expenses	80,717	6,575	(990)	86,302
Art and development costs	11,117	(73)	—	11,044

Total expenses	915,101	69,847	(18,379)	966,569

Income from operations	53,209	7,462	949	61,620

Interest expense, net	28,213	48	—	28,261
Other (income) expense, net	(7,646)	487	7,917	758

Income before income taxes	32,642	6,927	(6,968)	32,601
Income tax expense	11,781	2,323	(2,328)	11,766

Net income	20,861	4,604	(4,630)	20,835
Less net income attributable to noncontrolling interests	—	184	—	184

Net income attributable to Amscan Holdings, Inc.	$20,861	$4,420	$(4,630)	$20,651

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2011
(Amounts in thousands)

	Amscan
	Holdings, Inc.
	and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:
Net income	6,261	4,753	(4,749)	6,265
Net income attributable to noncontrolling interest	—	219	—	219

Net income attributable to Amscan Holdings, Inc.	$6,261	$4,534	$(4,749)	$6,046

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	40,139	2,945	—	43,084
Amortization of deferred financing costs	3,606	—	—	3,606
Provision for doubtful accounts	301	298	—	599
Deferred income tax benefit	(615)	—	—	(615)
Deferred rent	5,839	(28)	—	5,811
Undistributed income in unconsolidated joint venture	(589)	—	—	(589)
Loss on disposal of equipment	133	63	—	196
Equity based compensation	1,065	—	—	1,065
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(17,196)	(13,250)	—	(30,446)
Increase in inventories	(58,143)	(13,380)	341	(71,182)
Increase in prepaid expenses and other current assets	(7,369)	(6,563)	—	(13,932)
Increase in accounts payable, accrued expenses and income taxes payable	62,091	16,447	4,408	82,946

Net cash provided by (used) in operating activities	35,523	(8,934)	—	26,589

Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(95,627)	—	—	(95,627)
Capital expenditures	(34,578)	(1,691)	—	(36,269)
Proceeds from disposal of property and equipment	36	16	—	52

Net cash used in investing activities	(130,169)	(1,675)	—	(131,844)

Cash flows provided by financing activities:
Repayments of loans, notes payable and long-term obligations	(7,549)	(32)	—	(7,581)
Proceeds from loans, notes payable and long-term obligations	100,491	12,809	—	113,300
Capital contributions and proceeds from issuance of common stock and exercise of options, net of retirements	199	—	—	199

Net cash provided by financing activities	93,141	12,777	—	105,918
Effect of exchange rate changes on cash and cash equivalents	(357)	(1,276)	—	(1,633)

Net (decrease) increase in cash and cash equivalents	(1,862)	892	—	(970)
Cash and cash equivalents at beginning of period	14,198	6,256	—	20,454

Cash and cash equivalents at end of period	$12,336	$7,148	$—	$19,484

AMSCAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2010
(Amounts in thousands)

	Amscan
	Holdings, Inc.
	and	Combined
	Combined	Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows (used in) provided by operating activities:
Net income	20,861	4,604	(4,630)	20,835
Net income attributable to noncontrolling interest	—	184	—	184

Net income attributable to Amscan Holdings, Inc.	$20,861	$4,420	$(4,630)	$20,651

Adjustments to reconcile net income attributable to Amscan Holdings, Inc. to net cash (used in) provided by operating activities:
Depreciation and amortization expense	36,006	670	—	36,676
Amortization of deferred financing costs	2,142	—	—	2,142
Provision for doubtful accounts	658	180	—	838
Deferred income tax expense	660	—	—	660
Deferred rent	1,546	—	—	1,546
Undistributed income in unconsolidated joint venture	(382)	—	—	(382)
Loss (gain) on disposal of equipment	266	(7)	—	259
Equity based compensation	513	—	—	513
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(24,966)	(4,622)	—	(29,588)
Increase in inventories	(129,152)	(1,565)	92	(130,625)
Increase in prepaid expenses and other current assets	(11,773)	(1,199)	—	(12,972)
Increase in accounts payable, accrued expenses and income taxes payable	100,936)	3,308	4,538	108,782

Net cash (used in) provided by operating activities	(2,685)	1,185	—	(1,500)

Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(35,632)	2	—	(35,630)
Capital expenditures	(35,343)	(757)	—	(36,100)
Proceeds from disposal of property and equipment	109	38	—	147

Net cash used in investing activities	(70,866)	(717)	—	(71,583)

Cash flows provided by financing activities:
Repayments of loans, notes payable and long-term obligations	(49,136)	(21)	—	(49,157)
Proceeds from loans, notes payable and long-term obligations	128,812	39	—	128,851
Capital contributions and proceeds from issuance of common stock and exercise of options, net of retirements	52	—	—	52

Net cash provided by financing activities	79,728	18	—	79,746
Effect of exchange rate changes on cash and cash equivalents	(131)	791	—	660

Net increase in cash and cash equivalents	6,046	1,277	—	7,323
Cash and cash equivalents at beginning of period	13,599	1,821	—	15,420

Cash and cash equivalents at end of period	$19,645	$3,098	$—	$22,743

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
Our Company
     We are a global leader in decorated party supplies. We make it easy and fun to enhance special occasions with a wide assortment of innovative and exciting merchandise at a compelling value. With the 2005 acquisition of Party City, we created a vertically integrated business combining the leading product design, manufacturing and distribution platform, Amscan, with the largest U.S. retailer of party supplies. We believe we have the industry’s broadest selection of decorated party supplies, which we distribute to over 100 countries. Our party superstore retail network consists of approximately 800 locations in the United States and approximately 30 locations in Canada and is approximately 15 times larger than that of our next largest party superstore competitor. Our vertically integrated business model and scale differentiate us from other party supply companies and allow us to capture the manufacturing-to-retail margin on a significant portion of the products sold in our stores. We believe our widely recognized brands, broad product offering, low-cost global sourcing model and category-defining retail concept are significant competitive advantages. We believe these characteristics, combined with our vertical business model and scale, position us for continued organic and acquisition-led growth in the United States and internationally.
How We Assess the Performance of Our Company
     In assessing the performance of our company, we consider a variety of performance and financial measures for our two operating segments, Retail and Wholesale. These key measures include revenues and gross profit, comparable retail same-store sales and operating expenses.
Segments
     Our Wholesale segment generates revenues globally through sales of our Amscan, Designware, Anagram and other party supplies to party goods superstores, including our company-owned and franchised stores, independent party supply stores, dollar stores, mass merchants, grocery retailers and gift shops. Domestic and international sales accounted for 86% and 14%, respectively, of our total wholesale sales in 2010 and 77% and 23%, respectively, during the first nine months of 2011. International wholesale sales are expected to increase as a result of our recent acquisitions and the further maturation of international party supply markets.
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
     Intercompany sales between the Wholesale and the Retail segment are eliminated, and the profits on intercompany sales are deferred and realized at the time the merchandise is sold to the consumer. For segment reporting purposes, certain general and administrative expenses and art and development costs are allocated based on total revenues.
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
     Our cost of sales increases in higher volume periods as the direct costs of manufactured and purchased goods, inventory shrinkage and freight are generally tied to sales. However, other costs are largely fixed or vary based on other factors and do not necessarily increase as sales volume increases. Changes in the mix of our products, such as changes in the proportion of company manufactured goods, which have higher margins, to total sales, may also impact our overall cost of sales. The direct costs of manufactured and purchased goods are influenced by raw material costs (principally paper, petroleum-based resins and cotton), domestic and international labor costs in the countries where our goods are purchased or manufactured and logistics costs associated with transporting our goods. We monitor our inventory levels on an on-going basis in order to identify slow-moving goods and generally use our outlet stores to clear such goods.
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

Results of Operations
Three Months Ended September 30, 2011 Compared To Three Months Ended September 30, 2010
     The following tables set forth our operating results and operating results as a percentage of total revenues for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011		2010
	(dollars in thousands)
Revenues:
Net sales	$436,186	99.1%	$358,772	98.9%
Royalties and franchise fees	3,962	0.9	4,035	1.1

Total revenues	440,148	100.0	362,807	100.0

Expenses:
Cost of sales	288,147	65.5	226,335	62.4
Wholesale selling expenses	14,651	3.3	10,524	2.9
Retail operating expenses	82,740	18.8	73,785	20.3
Franchise expenses	3,558	0.8	2,930	0.8
General and administrative expenses	35,554	8.1	27,495	7.6
Art and development costs	4,222	1.0	3,775	1.0

Total expenses	428,872	97.5	344,844	95.0

Income from operations	11,276	2.5	17,963	5.0
Interest expense, net	19,572	4.4	9,834	2.7
Other expense, net	703	0.2	704	0.2

(Loss) income before income tax (benefit) expense	(8,999)	(2.1)	7,425	2.1
Income tax (benefit) expense	(3,179)	(0.7)	2,752	0.8

Net (loss) income	(5,820)	(1.4)	4,673	1.3
Less net income attributable to noncontrolling interests	102	0.0	70	0.0

Net (loss) income attributable to Amscan Holdings, Inc.	$(5,922)	(1.4)%	$4,603	1.3%

   Revenues
     Total revenues for the third quarter of 2011 were $440.1 million or 21.3% higher than for the third quarter of 2010. The following table sets forth our total revenues for the quarters ended September 30, 2011 and 2010, respectively.

	Three Months Ended September 30,
	2011		2010
		Percentage of		Percentage of
	Dollars in	Total	Dollars in	Total
	Thousands	Revenue	Thousands	Revenue
Revenues
Sales
Wholesale	$293,932	66.8%	$219,976	60.6%
Eliminations	(122,294)	(27.8)%	(91,060)	(25.1)%

Net wholesale	171,638	39.0%	128,916	35.5%

Retail	264,548	60.1%	229,856	63.4%

Total net sales	436,186	99.1%	358,772	98.9%

Franchise related	3,962	0.9%	4,035	1.1%

Total revenues	$440,148	100.0%	$362,807	100.0%

Wholesale
     Net wholesale sales for the third quarter of 2011 of $171.6 million were $42.7 million, or 33.1%, higher than net sales for the corresponding quarter of 2010. During the third quarter of 2011 net sales to domestic party goods retailers, including our franchisee network, and to other domestic party goods distributors totaled $87.6 million and were $3.4 million, or 4.1% higher, than during the quarter ended September 30, 2010. The increase in sales was principally attributable to an increase in Halloween products shipped directly to our franchise stores under a distribution center bypass program, including $3.1 million of synergistic sales of Christy’s Halloween and other costumes. Net sales of metallic balloons of $25.2 million were $2.6 million or 11.6% higher than in the third quarter of 2010, principally driven by an increase in domestic and international sales of custom balloons as well as increased sales to mass market retailers. International sales totaled $58.8 million and were $36.7 million higher than in the third quarter of 2010, principally reflecting the acquisitions of the Christy’s Group in September 2010 and Riethmüller in late January 2011, which added sales of $24.3 million and $11.7 million, respectively, in the third quarter of 2011.
     Intercompany sales to our retail affiliates of $122.3 million were $31.2 million or 34.3% higher than in the third quarter of 2010 and represented 41.6% of total wholesale sales in the third quarter of 2011, compared to 41.4% in the third quarter of 2010. The increase in intercompany sales also reflects an increase in Halloween products shipped under the distribution center bypass program, including $8.1 million of synergistic sales of Christy’s Halloween and other costumes. The increase in intercompany sales also reflects the re-merchandising, during the past twelve months, of an additional 34 FCPO retail stores to the Party City format, as such stores carry a greater percentage of our wholesale products. During the third quarter of 2011, our wholesale sales to our permanent retail stores represented 61.0% of the retail stores’ total purchases, compared to 54.4% in 2010. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.
Retail
     Retail sales for the third quarter of 2011 of $264.5 million were $34.7 million, or 15.1%, higher than retail sales in the third quarter of 2010. The retail sales at our Party City stores (including converted FCPO stores)

totaled $203.6 million and were $17.8 million, or 9.6%, higher than in 2010. Party City same-store sales increased 1.4% during the third quarter of 2011, driven by a 2.3% increase in average transaction dollar size, which was partially offset by a 0.9% decrease in transaction count. The increase in Party City store sales also reflects the net addition of 29 new stores during the twelve months ended September 30, 2011, including the net acquisition of 23 stores from franchisees, and the conversion of 34 stores from the FCPO format to the Party City format during that time period. During the third quarter of 2011, sales at stores converted from the FCPO format to the Party City format during the last twelve months were 21.9% higher than sales at these same stores during the third quarter of 2010. Converted FCPO stores will be included in Party City’s same-store sales beginning with the thirteenth month following conversion. Our e-commerce sales totaled $18.4 million in the third quarter of 2011 and were $9.8 million or 114.6% higher than in the third quarter of 2010, driven, in part, by our shift to a national broadcast advertising campaign coupled with other successful online initiatives implemented since our re-launch of the PartyCity.com website in August 2009. Net sales at our temporary Halloween City stores totaled $13.4 million or $2.1 million higher than in the third quarter of 2010. The Party Packager stores acquired at the end of July 2011 added net sales of $8.2 million to the quarter. Sales at all other store formats, including unconverted FCPO and outlet stores, totaled $20.9 million and were $3.2 million or 13.4% lower than in 2010. The decrease principally reflects the net closure of 19 stores during the twelve months ended September 30, 2011.
   Royalties and franchise fees
     Royalties and franchise fees for the third quarter of 2011, $4.0 million, were comparable to the third quarter of 2010, as the negative impact on royalty income from our acquisition of 23 franchise stores, net, during the twelve months ended September 30, 2011 was offset by the impact of increased same-store sales at the remaining franchise stores.
   Gross Profit
     Our total margin on net sales for the third quarter of 2011 was 33.9% or 300 basis points lower than in the third quarter of 2010. The following table sets forth our gross profit on net sales for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011		2010
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Sales	Thousands	Sales
Wholesale	$58,854	34.3%	$48,132	37.3%
Retail	89,185	33.7%	84,304	36.7%

Total	$148,039	33.9%	$132,436	36.9%

     The gross profit margin on net sales at wholesale for the third quarter of 2011 was 34.3% or 300 basis points lower than in the third quarter of 2010. The decrease in wholesale gross profit margin reflects the dilutive impact of our recent international acquisitions, the Christy’s Group and Riethmüller, which have lower gross profit margins relative to our historical wholesale operations. The impact of the Christy’s Group and Riethmüller on wholesale gross profit margin was 220 basis points of the decline in the third quarter of 2011. The remaining 80 basis points of the decline reflected a combination of increased sales of lower margin products, including distribution center bypass sales, and increases in certain raw material, product and freight costs.
     Retail gross profit margin for the third quarter of 2011 was 33.7% or 300 basis points lower than in the third quarter of 2010. Retail margins were affected by several factors including margin compression as a result of increased promotional activity. In addition, during the third quarter of 2011, our domestic retail store sales of our wholesale product decreased slightly, from 63.3% in 2010 to 62.1% in 2011 and, as the Company has yet to fully implement product synergies at Party Packagers, its inclusion in the results for the third quarter of 2011 further reduces the percentage of our products sold, and the gross profit margin, at our retail stores. Additionally, retail margin was also negatively affected during the quarter ended September 30, 2011 by the timing of temporary Halloween City store occupancy expenses.

   Operating expenses
     Wholesale selling expenses of $14.7 million for the third quarter of 2011 were $4.1 million higher than for the third quarter of 2010. The increase in 2011 wholesale selling expense principally reflects the additional expenses from the acquisitions of the Christy’s Group and Riethmüller of $1.9 million and $1.3 million, respectively, as well as inflationary increases in compensation and employee benefits. Wholesale selling expenses were 5.0% of total wholesale sales in the third quarter of 2011, compared to 4.8% for the comparable quarter of 2010.
     Retail operating expenses for the third quarter of 2011 totaled $82.7 million, which was $9.0 million higher than in the third quarter of 2010. The increase in retail operating expenses for the third quarter of 2011 reflects the growth in our retail store base, including $2.8 million of expenses from the acquisition of Party Packagers, and the growth in our e-commerce operations. E-commerce costs reflect additional distribution, website and customer service costs. The increase in retail operating expenses also reflects additional costs associated with a national broadcasting campaign and inflationary increases in retail expenses. As a percent of retail sales, retail operating expenses were 31.3% for the third quarter of 2011, compared to 32.1% for the third quarter of 2010. Franchise expenses for the third quarter of 2011 of $3.6 million were $0.6 million, or 21.4%, higher than in the third quarter of 2010, principally due to an increase in commissions paid to franchisees on e-commerce sales originating in their territories.
     General and administrative expenses for the quarter totaled $35.6 million, or $8.1 million higher than in the third quarter of 2010, principally due to additional expenses from the acquisitions of the Christy’s Group, Riethmüller, and Party Packagers, of $0.7 million, $1.8 million and $0.9 million, respectively, as well as the timing of certain costs related to the Company’s temporary Halloween City store operations. The increase in general and administrative expenses for the third quarter of 2011 also reflects inflationary compensation and employee benefit cost increases. As a percentage of total revenues, general and administrative expenses were 8.1% for the third quarter of 2011, compared to 7.6% for the third quarter of 2010.
     Art and development costs of $4.2 million for the quarter ended September 30, 2011 were $0.4 million, or 11.8%, higher than in the third quarter of 2010, reflecting increases in personnel, compensation and employee benefits. As a percentage of total revenues, art and development costs were 1.0% for the third quarter of both 2011 and 2010.
   Interest expense, net
     Interest expense of $19.6 million for the quarter ended September 30, 2011 was $9.7 million higher than the third quarter of 2010. The increase reflects higher interest rates and a $326.6 million increase in our term loan borrowings following the New ABL Facility refinancing in August 2010 and the New Term Loan Credit Agreement refinancing in December 2010, the proceeds of which were used to make a dividend distribution.
   Other expense, net
     Other expense, net, totaled $0.7 million for the third quarter of 2011 and 2010. Other expense, net, principally consists of our share of (income) loss from an unconsolidated balloon distribution joint venture in Mexico, foreign currency (gains) losses and acquisition related expenses.
   Income tax expense
     The income tax (benefit) expense for the three months ended September 30, 2011 and 2010 were determined based upon the Company’s estimated consolidated effective income tax rates of 36.2% and 36.4% for the years ending December 31, 2011 and 2010, respectively. The differences between the estimated consolidated effective income tax rate and the U.S. federal statutory rate are primarily attributable to state income taxes and available domestic manufacturing deductions.
     In addition, the income tax (benefit) expense for the three months ended September 30, 2011 reflects the settlement of the audits of the Company’s 2008 and 2009 federal tax returns and the settlement of the audits of several 2007 and 2008 state income tax returns. Also, the income tax expense for the three months ended September 30, 2010 reflects the settlement of the audit of the Company’s 2007 federal tax return and the expiration of state statutes of limitations resolving previously unrecognized tax benefits.

     Nine Months Ended September 30, 2011 Compared To Nine Months Ended September 30, 2010
           The following tables set forth our operating results and operating results as a percentage of total revenues for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011		2010
		(dollars in thousands)
Revenues:
Net sales	$1,200,188	99.0%	$1,015,8566	98.8%
Royalties and franchise fees	12,193	1.0	12,333	1.2

Total revenues	1,212,381	100.0	1,028,189	100.0

Expenses:
Cost of sales	760,947	62.8	637,100	62.0
Wholesale selling expenses	42,970	3.5	31,759	3.1
Retail operating expenses	216,956	17.9	191,161	18.6
Franchise expenses	10,294	0.8	9,203	0.9
General and administrative expenses	98,055	8.1	86,302	8.4
Art and development costs	12,254	1.0	11,044	1.1

Total expenses	1,141,476	94.1	966,569	94.1

Income from operations	70,905	5.9	61,620	5.9

Interest expense, net	60,252	5.0	28,261	2.7
Other expense, net	950	0.1	758	0.1

Income before income taxes	9,703	0.8	32,601	3.1
Income tax expense	3,438	0.3	11,766	1.1

Net income	6,265	0.5	20,835	2.0
Less net income attributable to noncontrolling interests	219	0.0	184	0.0

Net income attributable to Amscan Holdings, Inc.	$6,046	0.5%	$20,651	2.0%

                Revenues
                Total revenues for the nine months ended September 30, 2011 were $1,212.4 million, or 17.9% higher than for the nine months ended September 30, 2010. The following table sets forth our total revenues for the nine months ended September 30, 2011 and 2010, respectively.

	Nine Months Ended September 30,
	2011		2010
		Percentage of		Percentage of
	Dollars in	Total	Dollars in	Total
	Thousands	Revenue	Thousands	Revenue
Revenues
Sales
Wholesale	$707,478	58.4%	$564,400	54.9%
Eliminations	(261,582)	(21.6)%	(216,794)	(21.1)%

Net wholesale	445,896	36.8%	347,606	33.8%
Retail	754,292	62.2%	668,250	65.0%

Total net sales	1,200,188	99.0%	1,015,856	98.8%
Franchise related	12,193	1.0%	12,333	1.2%

Total revenues	$1,212,381	100.0%	$1,028,189	100.0%

     Wholesale
           Net wholesale sales for the first nine months of 2011 of $445.9 million were $98.3 million or 28.3% higher than net sales for the first nine months of 2010. During the first nine months of 2011, net sales to domestic party goods retailers, including our franchisee network, and to other domestic party goods distributors totaled $222.1 million and were $8.8 million, or 4.1%, higher than during the corresponding period of 2010. The increase in sales was principally attributable to an increase in Halloween products shipped directly to our franchise stores under a distribution center bypass program including $3.1 million of synergistic sales of Christy’s Halloween and other costumes. In addition, sales for the nine months ended September 30, 2011 benefited from nearly three additional months of Designware product sales or $0.4 million compared to 2010. Net sales of metallic balloons of $77.8 million were $5.8 million or 8.1% higher than in the first nine months of 2010, with the sales growth occurring across most channels, including domestic and international balloon distributors, dollar stores and custom. International sales totaled $146.0 million and were $83.7 million higher than in the first nine months of 2010, principally reflecting the acquisition of the Christy’s Group in September 2010 and Riethmüller in late January 2011, which added sales of $38.9 million and $40.8 million, respectively, in the first nine months of 2011. In addition, changes in foreign currency exchange rates resulted in a 7.7% increase in international sales over 2010.
           Intercompany sales to our retail affiliates of $261.6 million were $44.8 million, or 20.7%, higher than during the first nine months of 2010 and represented 37.0% of total wholesale sales in the first nine months of 2011, compared to 38.4% in the first nine months of 2010. The increase in intercompany sales also reflects an increase in Halloween products shipped under the distribution center bypass program, including $8.1 million of synergistic sales of Christy’s Halloween and other costumes and the re-merchandising, during the past twelve months, of an additional 34 FCPO retail stores to the Party City format, as such stores carry a greater percentage of our wholesale products. The increase in intercompany sales also reflects the benefit from nearly three additional months of Designware product sales compared to 2010, which represented an increase of $0.6 million in the nine months of 2011. During the first nine months of 2011, our wholesale sales to our permanent retail stores represented 62.1% of the retail stores’ total purchases, compared to 61.0% in 2010. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

     Retail
           Retail sales for the first nine months of 2011 of $754.3 million were $86.0 million or 12.9% higher than retail sales in the first nine months of 2010. The retail sales at our Party City stores (including converted FCPO stores) totaled $610.9 million and were $62.1 million or 11.3% higher than in 2010. Party City same-store sales increased 4.0% during the nine months ended September 30, 2011, driven by a 2.5% increase in average transaction dollar size and a 1.5% increase in transaction count. The increase in sales is partially attributable to the successful shift in our principal advertising strategy from free standing newspaper inserts to a national broadcasting campaign. The increase in Party City store sales also reflects the net addition of 29 new stores during the twelve months ended September 30, 2011, including the net acquisition of 23 stores from franchisees, and the conversion of 34 FCPO stores to the Party City format during that time period. During the first nine months of 2011, sales at stores converted from the FCPO format to Party City during the last twelve months were 17.4% higher than sales at these same stores during the first nine months of 2010. Converted FCPO stores will be included in Party City’s same-store sales beginning with the thirteenth month following conversion. Our e-commerce sales totaled $44.4 million in the first nine months of 2011 and were $23.4 million, or 118.2%, higher than in the first nine months of 2010, driven, in part, by our shift to the national broadcast advertising campaign coupled with other successful online initiatives implemented since our re-launch of the PartyCity.com website in August 2009. Net sales at our temporary Halloween City stores of $13.4 million, were $2.1 million higher than the nine months ended September 30, 2010. The Party Packagers stores acquired at the end of July 2011 added net sales of $8.2 million during the nine months of 2011. Sales at all other store formats, including unconverted FCPO and outlet stores, totaled $77.4 million and were $9.8 million or 11.3% lower than in 2010. The decrease principally reflects the net closure of 19 stores during the twelve months ended September 30, 2011.
           Royalties and franchise fees
           Royalties and franchise fees of $12.2 million for the first nine months of 2011 were comparable to the first nine months of 2010, as the negative impact on royalty income from our acquisition of 23 franchise stores, net, during the twelve months ended September 30, 2011 was offset by the impact of increased same-store sales at the remaining franchise stores.
           Gross Profit
           Our total margin on net sales for the nine months ended September 30, 2011 was 36.6% or 70 basis points lower than for the nine months ended September 30, 2010. The following table sets forth our gross profit on net sales for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011		2010
	Dollars in	Percentage of	Dollars in	Percentage of
	Thousands	Sales	Thousands	Sales
Wholesale	$154,906	34.7%	$128,210	36.9%
Retail	284,335	37.7%	250,546	37.5%

Total	$439,241	36.6%	378,756	37.3%

           The gross profit margin on net sales at wholesale for the first nine months of 2011 was 34.7% or 220 basis points lower than for the first nine months of 2010. The decrease in wholesale gross profit margin reflects the dilutive impact of our recent international acquisitions, the Christy’s Group and Riethmüller, which have lower gross profit margins relative to our historical wholesale operations. The impact of the Christy’s Group and Riethmüller on wholesale gross profit margin was 200 basis points of the decline in the first nine months of 2011. The remaining 20 basis points of the decline reflected a combination of increased sales of lower margin products, including distribution center bypass sales, and increases in certain raw material, product and freight costs.
           Retail gross profit margin for the first nine months of 2011 was 37.7% or 20 basis points higher than in the first nine months of 2010, as the impact of a greater percentage of our wholesale products sold at retail and the realization of higher previously deferred manufacturing and distribution margin in the first nine months of 2011 compared to the first nine months of 2010 were partially offset by the inclusion of lower margin Party Packager sales and the timing of temporary Halloween City store occupancy expenses. During the nine months ended

September 30, 2011, 64.3% of our domestic retail store sales were products supplied by our wholesale operations, compared to 63.6% for 2010.
           Operating expenses
           Wholesale selling expenses of $43.0 million for the first nine months of 2011 were $11.2 million, or 35.3%, higher than the first nine months of 2010. The increase in wholesale selling expenses principally reflects the additional expenses of the Christy’s Group and Riethmüller of $5.4 million and $3.6 million, respectively, as well as inflationary increases in compensation and employee benefits. Wholesale selling expenses were 6.1% of total wholesale sales in the first nine months of 2011, compared to 5.6% in the first nine months of 2010.
           Retail operating expenses for the first nine months of 2011 of, $217.0 million, were $25.8 million higher than for the first nine months of 2010. The increase in retail operating expenses reflects the growth in our retail store base, including $2.8 million of expenses related to the acquisition of Party Packagers, and the growth in our e-commerce operations. E-commerce costs reflect additional distribution, website and customer service costs. The increase in retail operating expenses also reflects additional costs associated with a national broadcasting campaign and inflationary increases in retail expenses. As a percent of retail sales, retail operating expenses were 28.8% for the first nine months of 2011, compared to 28.6% for the first nine months of 2010. Franchise expenses for the first nine months of 2011 of, $10.3 million, were $1.1 million, or 11.9%, higher than for the first nine months of 2010, principally due to an increase in commissions paid to franchisees on e-commerce sales originating in their territories.
           As a percentage of total revenues, general and administrative expenses decreased to 8.1% for the first nine months of 2011, compared to 8.4% for the first nine months of 2010. General and administrative expenses for the nine months ended September 30, 2011, $98.1 million, were $11.8 million, or 13.6% higher than for the first nine months of 2010, principally due to additional expenses from the acquisitions of the Christy’s Group, Riethmüller and Party Packagers of $2.0 million, $5.2 million and $0.9 million, respectively, as well as the timing of certain costs related to the Company’s temporary Halloween City store operations. The increase in general and administrative expenses for the third quarter of 2011 also reflects inflationary compensation and employee benefit cost increases, which were substantially offset by nonrecurring costs incurred in the nine months ended September 30, 2010 relating to the restructuring of the FCPO corporate offices.
           Art and development costs of $12.3 million for the nine months ended September 30, 2011 were $1.2 million, or 11.0%, higher than the first nine months of 2010, principally reflecting increases in personnel, compensation and employee benefits. As a percentage of total revenues, art and development costs were 1.0% and 1.1% in the first nine months of 2011 and 2010, respectively.
           Interest expense, net
           Interest expense of $60.3 million for the nine months ended September 30, 2011 was $32.0 million higher than for the first nine months of 2010. The increase was principally due to higher interest rates and the $326.6 million increase in our term loan borrowings following the New ABL Facility refinancing in August 2010 and the New Term Loan Credit Agreement refinancing in December 2010, the proceeds of which were used to make a dividend distribution.
           Other expense, net
           Other expense, net, was $1.0 million for the first nine months of 2011 compared to $0.8 million for the first nine months of 2010. Other expense, net, principally consists of our share of (income) loss from an unconsolidated balloon distribution joint venture in Mexico, foreign currency (gains) losses and acquisition related expenses.
           Income tax expense
           The income tax expense for the nine months ended September 30, 2011 and 2010 were determined based upon the Company’s estimated consolidated effective income tax rates of 36.2% and 36.4% for the years ending December 31, 2011 and 2010, respectively. The differences between the estimated consolidated effective income tax rate and the U.S. federal statutory rate are primarily attributable to state income taxes and available domestic manufacturing deductions.

           In addition, the income tax expense for the nine months ended September 30, 2011 reflects the settlement of the audits of the Company’s 2008 and 2009 federal tax returns and the settlement of the audits of several 2007 and 2008 state income tax returns. Also, the income tax expense for the nine months ended September 30, 2010 reflects the settlement of the audit of the Company’s 2007 federal tax return and the expiration of state statutes of limitations resolving previously unrecognized tax benefits.
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
           Cash Flow Data — Nine Months Ended September 30, 2011 Compared To Nine Months Ended September 30, 2010
           Net cash provided by (used in) operating activities totaled $26.6 million during the nine months ended September 30, 2011, as compared to $(1.5) million during the comparable nine months ended September 30, 2010. Net cash flow provided by operating activities before changes in operating assets and liabilities was $59.2 million during the nine months ended September 30, 2011 and $62.9 million during the comparable nine months ended September 30, 2010. Changes in operating assets and liabilities during the first nine months of 2011 and 2010 resulted in uses of cash of $32.6 million and $64.4 million, respectively, principally due to increases in inventories for both our permanent and temporary stores in preparation for the Halloween selling season.
           Net cash used in investing activities totaled $131.8 million during the nine months ended September 30, 2011, as compared to $71.6 million during the comparable nine month period of 2010. Investing activities during the nine months ended September 30, 2011 included $47.1 million paid in connection with the acquisition of Riethmüller, $31.8 million paid in connection with the acquisition of Party Packagers, $4.0 million paid in connection with the acquisition of the Christy’s Group, and $12.7 million paid in connection with the purchase of retail franchise stores. Capital expenditures totaled $36.3 million during the nine months ended September 30, 2011 compared to $36.1 million in the nine months ended September 30, 2010. Retail capital expenditures totaled $26.6 million in 2011 and were principally for new stores and store renovations, while wholesale capital expenditures, principally for printing plates and dies and distribution equipment, totaled $9.7 million.
           Net cash provided by financing activities was $105.9 million during the nine months ended September 30, 2011, compared to $79.7 million in the nine months ended September 30, 2010 and principally reflects borrowings under our revolving credit facility, net of scheduled term debt repayment.
           Required repayments under our term debt for the remainder of 2011 will be $1.7 million. At September 30, 2011, we had $84.1 million of excess availability under the New ABL Facility.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
           Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we have utilized interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the three months ended September 30, 2011 and 2010, our interest expense, after considering the effects of our interest rate swap agreements, would have increased by $4.5 million and $1.6 million, respectively. The income before income taxes for the quarters ended September 30, 2011 and 2010 would also have decreased by the same amounts. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the nine months ended September 30, 2011 and 2010, our interest expense, after considering the effects of our interest rate swap agreements, would have increased by $11.8 million and $4.8 million, respectively. The income before income taxes for the quarters ended September 30, 2011 and 2010 would also have decreased by the same amounts. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
           Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly the British Pound Sterling and the Euro, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we (1) may not be able to achieve hedge effectiveness to qualify for hedge-accounting treatment and, therefore, would record any gain or loss on the fair value of the derivative in other expense (income) and (2) may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in operating income of $4.6 million and $1.6 million for the three months ended September 30, 2011 and 2010 and $11.6 million and $4.3 million for the nine months ended September 30, 2011 and 2010, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
Item 4. Controls and Procedures
           We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
           There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMSCAN HOLDINGS, INC.
	By:	/s/ Michael A. Correale
Michael A. Correale
Date: November 14, 2011		Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)