Form 10-K
period 2011-12-31
AMSCAN HOLDINGS INC
filed 2012-03-30
CIK 1024729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, there was no established public trading market for the common stock of the registrant.

The number of outstanding shares of the registrant’s common stock as of March 30, 2012 was 1,000.00.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AMSCAN HOLDINGS, INC.

FORM 10-K

December 31, 2011

References throughout this document to the “Company” include Amscan Holdings, Inc. and its wholly owned subsidiaries. In this document the words “we,” “our,” “ours” and “us” refer only to the Company and its wholly owned subsidiaries and not to any other person.

You may read and copy any materials we file with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports and other information regarding issuers that file electronically with the SEC, including us, at http://www.sec.gov.

PART I

Item 1. Business

Amscan Holdings, Inc. (“Amscan” or the “Company”) designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic and latex balloons, accessories, novelties, costumes and other garments, gifts and stationery throughout the world. In addition, we operate specialty retail party supply stores in the United States and Canada, principally under the names Party City, Halloween City and Party Packagers, and we operate an e-commerce website, PartyCity.com. We also franchise both individual stores and franchise areas throughout the United States and Puerto Rico, principally under the name Party City. We are a wholly-owned subsidiary of Party City Holdings Inc. (“PCHI”), formerly known as AAH Holdings Corporation.

Our Company

We are a global leader in decorated party supplies. We make it easy and fun to enhance special occasions with a wide assortment of innovative and exciting merchandise at a compelling value. With the 2005 acquisition of Party City Corporation (“Party City”), we created a vertically integrated business combining the leading product design, manufacturing and distribution platform, Amscan, with the largest U.S. retailer of party supplies. We believe we have the industry’s broadest selection of decorated party supplies, which we distribute to over 100 countries, and a party superstore retail network that consists of approximately 800 locations in the United States, and approximately 25 locations in Canada, and is approximately 15 times larger than that of our next largest party superstore competitor. Our vertically integrated business model and scale differentiate us from other party supply companies and allow us to capture the manufacturing-to-retail margin on a significant portion of the products sold in our stores. We believe our widely recognized brands, broad product offering, low-cost global sourcing model and category-defining retail concept are significant competitive advantages. We believe these characteristics, combined with our vertical business model and scale, position us for continued organic and acquisition-led growth in the United States and internationally.

Founded in 1947, we started as a wholesaler and have grown to become one of the largest global designers, manufacturers and distributors of decorated party supplies. Today, our broad selection of decorated party supplies, with approximately 37,000 SKUs, includes paper and plastic tableware, decorations, metallic and latex balloons, novelties, costumes, party kits, stationery and gifts for everyday, themed and seasonal events. Our products are available in over 40,000 retail outlets worldwide, including our own retail network, independent party supply stores, dollar stores, mass merchants, grocery retailers and gift shops. We have a history of driving innovation in the category with an in-house product development team that introduces approximately 3,500 new products annually. Our global network of owned and third-party manufacturers, combined with our state-of-the-art distribution systems, position us to deliver high-quality, cost-competitive products with turnaround times and fill rates that we believe are among the best in the industry. We have long-term relationships with many of our wholesale customers, for whom we provide sales support through in-store signage, planogram support and product training. We believe that through our extensive offering of party supplies, combined with our industry-leading innovation, customer service levels and value, we will continue to win with our customers.

The acquisition of Party City represented an important step in the evolution of our business. Over the last five years, we have established the largest network of party supply stores in the United States with over 1,200 locations consisting of approximately 800 party superstores (including approximately 230 franchised stores), principally under the Party City banner, and a temporary Halloween network of approximately 400 temporary locations, principally under the Halloween City banner. We believe we are the only party supply retailer with a national footprint. We also operate PartyCity.com, our primary e-commerce site, which provides a convenient alternative shopping experience, a broader merchandise selection and party-planning ideas while also allowing us to reach markets where we do not currently have a retail presence. As underscored by our “Nobody Has More Party for Less” slogan, we believe we offer a superior one-stop shopping experience with a broad selection, high in-stock positions and compelling value, making us the favored destination for all of our customers’ party-supply needs. Over the last five years, we have steadily increased the selection of Amscan merchandise offered in Party City stores from approximately 25% to over 60%, allowing us to capture the manufacturing-to-retail margin on a significant portion of our retail sales.

We believe our scale and scope, extending from design and manufacturing to retail and e-commerce, provide numerous competitive advantages and opportunities for growth. Through a combination of organic growth and strategic acquisitions, we increased our consolidated revenues from $1,015 million in 2006 to $1,872 million in 2011, representing a compounded annual growth rate of 13.0%.

Evolution of Our Business

Over the last 60 years, we have grown from a manufacturer and distributor of selected paper goods to a global, vertically integrated wholesaler and retailer of decorated party supplies. This evolution was accomplished organically and through strategic acquisitions that were successfully integrated over the years. More recently, we completed several strategic initiatives to further strengthen our business and position us for continued growth. Below we summarize some of our key acquisitions and strategic initiatives:

Enhancing Our Wholesale Platform

•

We believe that the acquisition of Anagram International in 1998 and the subsequent acquisition of M&D Balloons in 2002 positioned us as the largest manufacturer and distributor of metallic balloons in the world.

•

In 2001, we opened a new distribution center in Chester, New York, which was significantly expanded in 2005, for an aggregate investment of approximately $60 million. This state-of-the-art, approximately 900,000 square foot facility enables us to deliver industry-leading service levels to our third-party customers and network of company-owned stores.

•	In 2003, we opened a Hong Kong office to support our Asian-based sourcing and sales organization that has grown to over 40 employees.

Establishing Retail Leadership and Our Vertically Integrated Model

•

Through the acquisitions of Party City in 2005, Party America Corporation (“Party America”) in 2006 and Factory Card & Party Outlet (“FCPO”) in 2007, we have become the largest party goods specialty retailer in the United States.

•

Subsequent to our acquisition of Party City and other party store banners, we focused on rebranding non-Party City store banners and remerchandising our stores. Following each acquisition, we capitalized on our vertically integrated model by increasing the percentage of Amscan products available for sale at our retail stores, allowing us to capture the manufacturing-to-retail margin on a significant portion of our retail sales.

•

Between 2007 and 2010, we converted all of the Party America company-operated stores to the Party City banner. In 2010 we began converting the FCPO stores to the Party City format and expect to have the remaining FCPO stores converted to the Party City banner by the end of 2012.

•

In 2007, we acquired Gags & Games Inc., the parent company of Halloween USA, which operated 94 locations, enabling us to enter the growing temporary Halloween business. Since the acquisition, we have grown to approximately 400 locations and changed the banner to Halloween City.

Re-Launching Our E-commerce Platform

•

In August 2009, we re-launched PartyCity.com with e-commerce capabilities, providing us with an additional direct-to-consumer sales channel. Since the re-launch, we have grown our e-commerce revenues to approximately $76 million in 2011 as we continue to capitalize on our competitive advantages, which include a nationwide store base, a vertical business model and strong brand recognition driven by a national broadcasting campaign. The average basket size on our e-commerce site is approximately three times larger than it is in our Party City stores. We expect our e-commerce platform to continue to generate significant revenue growth as we execute our planned initiatives to drive traffic and increase customer interactions through social networking interfaces as well as through the five and a half million email addresses that we have captured through our stores and website.

Broadening Products and Channel Reach

•

Our March 2010 acquisition of the Designware party goods division from American Greetings strengthened our juvenile licensed character portfolio and enhanced our reach into the grocery retailers and mass merchant channels. In connection with this acquisition, American Greetings granted us rights to manufacture and distribute Designware-branded and licensed character-based products into select retail venues, including the party supply store channel. We also agreed to supply substantially all of American Greetings’ party supply requirements, allowing us to grow our distribution with American Greetings, specifically in the mass market, drug and grocery retail channels.

•

Our September 2010 acquisition of the Christy’s Group (“Christy’s” or “Christy’s Group”), a U.K.-based costume company, provided costume design and additional sourcing capabilities as well as additional resources in the U.K. and European markets. The Christy’s Group accelerates our entry into the costume wholesale business and enables us to further increase the percentage of our own products sold at Party City, Halloween City and PartyCity.com.

Growing International Presence

•

In the past five years, we have grown our international operations, as sales to international customers represented 13.6% of total revenues in 2011. We believe that such sales are likely to grow to 15% to 18% of our total revenues over the next three to five years through organic and acquisition-generated growth.

•

Our January 2011 acquisition of Riethmüller GmbH (“Riethmüller”), which included the Malaysian operations of latex balloon manufacturer Everts Balloon, expanded our reach in Europe while also enabling us to directly supply a significant portion of our latex balloon requirements previously sourced from third-party vendors.

•	Our July 2011 acquisition of Party Packagers, a Canadian retailer of party goods and outdoor toys, expanded our vertical business model and gave us a significant retail presence in Canada.

As a result of these investments, we have created a differentiated, vertically integrated business model. We believe that our superior selection of party supplies, scale, innovation and service positions us for future growth across all of our channels.

Competitive Strengths

We are well-positioned to continue to attract customers who celebrate life’s memorable events as a result of the following competitive strengths:

Leading Market Position with Industry Defining Brands. Through our category-defining brands, Amscan and Party City, we believe we are the largest vertically integrated provider of decorated party supplies in the world. Our history of growth and established global relationships have been driven by our broad selection of continuously updated and innovative merchandise at a compelling value. Additionally, with approximately 800 party superstores in 41 states, our domestic footprint is approximately 15 times larger than that of our next largest party superstore retail competitor. We believe that our scale, brand recognition and value proposition underscore our credibility as the destination of choice for party supplies in any channel.

Unique Vertically Integrated Operating Model. We manufacture, source and distribute party supplies acting as a one-stop shop for party goods to both wholesale customers and end consumers through our company-owned retail network. Our vertically integrated model provides us with a number of advantages by allowing us to:

•	enhance our profitability as we realize the manufacturing-to-retail margin on a significant portion of our retail sales;

•	leverage our global sourcing network and scale to reinforce our position as the low-cost provider of quality party supplies;

•	effectively respond to changes in consumer trends through our in-house design and innovation team;

•	sustain high standards of product quality and safety;

•	maintain greater control of the design, production, cost and introduction of new products across our multiple channels; and

•	monitor sell-through at retail in real-time to limit markdowns and excessive promotions.

Broad and Innovative Product Offering. We offer broad and deep product assortments with approximately 37,000 SKUs available in wholesale and an average of 25,000 SKUs offered at any one time in our Party City superstores. Our extensive selection offers customers a single source for all of their party needs. The majority of our products are designed and developed by a staff of approximately 135 artists and product developers who keep the product portfolio fresh and exciting. Our vertically integrated model allows our product development team to test new products and effectively respond to changes in consumer preferences. We introduce approximately 3,500 new products and 50 new party goods ensembles annually, and we believe that this ability to consistently introduce innovative items drives newness in our product offering and supports increased sales across our channels.

Category Defining Retail Concept. With an average of 25,000 SKUs at any one time, we believe our Party City stores offer one of the most extensive selections in the industry. We keep our assortment current by frequently introducing new products, and we organize our stores by events and themes to make it easy to shop while consistently presenting customers with additional product ideas that will enhance their events and our sales. We also maintain high in-stock positions of core products and related items, so we are able to address party needs of any size. With our extensive selection, convenient locations, consistently high in-stock positions and compelling value proposition, we believe customers associate Party City with successful celebrations, and, as a result, our stores will continue to be seen as the favored destination for party supplies and innovative ideas.

Highly Efficient Global Sourcing and Distribution Capabilities. Over the last 60 years, we have developed a global network of owned and third-party manufacturers that we believe optimizes speed to market, quality and cost. In 2011, we manufactured approximately 40% of our wholesale product sales, principally in the United States, with the balance sourced from low-cost, third-party manufacturers, primarily in Asia. Our in-house manufacturing is focused on high-volume party essentials that can be manufactured through highly automated processes, such as paper and plastic tableware products and metallic balloons. We believe our manufacturing capabilities are cost-competitive and allow us to offer rapid turnaround times on key product categories. With respect to our third-party supply network, we have over 20-year relationships with many of our vendors and often represent a significant portion of their overall business. We also have warehousing and distribution facilities around the world including our state-of-the-art distribution center in Chester, New York, which has nearly 900,000 square feet under one roof. Our manufacturing, sourcing and distribution capabilities offer our company-owned stores, third-party retailers, distributors and our retail consumers best-in-class levels of service, rapid fulfillment and competitive prices.

World-Class Management Team with a Proven Track Record. Our senior management team averages nearly 20 years of industry experience and possesses a unique combination of management skills and experience in the party goods sector. Our team has operated the business during various economic cycles and through several business transformations. Mr. Rittenberg, our Chief Executive Officer, and Mr. Harrison, our Chief Operating Officer, have worked together at the Company for approximately 15 years and have grown our business with an almost tenfold increase in revenues during that period. Additionally, our team has a strong track record of successful acquisitions and integrations, which continue to be an important part of our overall strategy.

Despite these strengths, we continue to face competition in the marketplace, particularly in our retail business. We compete with a variety of retailers, including independent party goods supply stores, specialty stores, dollar stores, warehouse/merchandise clubs, drug stores, mass merchants, grocery retailers and catalogue and Internet merchandisers. In order to maintain our market position, we need to remain competitive with respect to quality, price, breadth of selection, customer service and convenience. See “Risk Factors.”

Growth Strategy

We believe we have significant opportunities to enhance our leadership position in the party goods industry and improve profitability through the further implementation of our operating strategy both organically and through strategic acquisitions. Key elements of our growth strategy include:

•

Growing Market Share and Earnings. We believe we have significant opportunities to continue to grow our business by capitalizing on our leading scale, vertical operating model and strong innovation capabilities, as well as strategic acquisitions. Over the past five years, we have successfully grown our wholesale revenues at a 13.1% compound annual growth rate to $940 million in 2011 (including sales to company-owned Party City superstores). We will continue to broaden our product assortment by adding new party themed events and licenses. We recently began manufacturing and selling licensed themed party products for MLB, NBA and NHL teams and, during 2010, we acquired Christy’s Group, which significantly enhanced our in-house costume capabilities. These and other opportunities will position us to continue to increase our market share and grow the percentage of our own products sold at retail, including our company-owned and franchised stores. Since the acquisition of Party City in 2005, we have increased the selection of Amscan merchandise offered in Party City stores from approximately 25% to over 60%, with a target of 75% to 80% over the long term. Our ability to create new and enhance existing celebration opportunities will continue to be a consistent driver of our growth.

•

Expand Our Retail Store Base. Our retail network includes approximately 800 party superstores in the United States, approximately 25 locations in Canada and approximately 400 temporary locations. We believe there is an opportunity to open more than 400 additional Party City stores in North America. Our primary focus over the past five years has been on optimizing our superstore base by integrating and rebranding acquired retail stores. In 2011, we opened 16 Party City stores, acquired eight Party City stores from franchisees and closed seven locations. Starting in 2012, we plan to open 30 to 35 Party City stores per year, representing annual company-owned party superstore growth of approximately 5%. Based on historical performance, and the margin generated from our vertically integrated model, we expect our new stores to have a payback period of approximately three years and to generate an average pre-tax cash-on-cash return on invested capital of approximately 50% in year four.

•

Drive Additional Growth and Productivity From Existing Retail Stores. We plan to grow our comparable store sales by continuing to improve our brand image and awareness, offering new, innovative party ideas and by converting FCPO stores to the Party City banner. In late 2009, we modified our advertising strategy to minimize our dependency on newspaper inserts and focus instead on a national broadcasting campaign to further develop brand awareness and expand our customer base. This shift, which emphasizes brand building and our price-value proposition, has resonated well with our customers. In addition, in 2010 we began converting our FCPO stores to the Party City banner and expect to have the remaining FCPO stores converted to the Party City banner by the end of 2012. During 2011, sales at stores converted from the FCPO format to the Party City format during the year were 21.8% higher than sales at those same stores during 2010.

•

Increase International Presence. Sales to international customers grew 97% in 2011 and currently comprise 13.6% of our total revenues. The market for party goods outside the United States is less mature due to lower consumer awareness of party products and less developed retail distribution channels. We believe international growth will be driven, in part, through increasing customization of our products to local tastes and holidays and the expansion of our retail presence, particularly through our store-within-a-store concept with selected international retailers. Our recent acquisitions of Christy’s Group, Riethmüller and Party Packagers expanded our presence in select markets, including the U.K., Germany, Poland and Canada. We believe that sales to international customers are likely to grow to 15% to 18% of our total revenues over the next three to five years through organic and acquisition-led growth.

•

Grow Our E-commerce Platform. In August 2009, we re-launched our primary e-commerce platform PartyCity.com, providing us with an additional direct-to-consumer sales channel. In 2011, e-commerce sales were approximately $76 million, representing approximately 5.9% of our total retail sales. We expect e-commerce will continue to experience significant growth as we increase online content for products, party ideas and promotional offerings, invest in additional online advertising to drive traffic and target customers through the five and a half million email addresses that we have captured through our stores and website. Our dedicated e-commerce distribution center, located in Naperville, Illinois, provides sufficient capacity to support our growth plans.

•

Pursue Accretive Acquisitions. Over the past 15 years, we have successfully integrated numerous acquisitions, strengthening our manufacturing, distribution and retail platforms. We have also acquired, and will continue to acquire, our franchised stores as such opportunities emerge. We believe our significant experience in identifying attractive acquisition targets, proven integration process and global infrastructure create a strong platform for future acquisitions. Through future acquisitions we can leverage our existing marketing, distribution and production capabilities, expand our presence in various retail distribution channels, further broaden and deepen our product lines and increase penetration in both domestic and international markets.

Industry Overview

We operate in the broadly defined $10 billion retail party goods industry (including decorative paper and plastic tableware, decorations, accessories and balloons), which is supported by a range of suppliers from commodity paper goods producers to party goods specialty retailers. Sales of party goods are fueled by everyday events such as birthdays, baby showers, weddings and anniversaries, as well as seasonal events such as holidays and other special occasions (Christmas, New Year’s Eve, graduations, Easter, Super Bowl, Fourth of July). As a result of numerous and diverse occasions, the U.S. party goods market enjoys broad demographic appeal. We also operate in the Halloween market, which represents a $6 billion retail opportunity and includes costumes, candy and makeup.

The retail landscape is comprised primarily of party superstores, dollar stores, mass merchants, grocery retailers and craft stores. The party superstore has emerged as a preferred destination for party goods shoppers, similar to the dominance of specialty retailers in other categories such as office supplies, pet products and sporting goods. This is typically due to the superstore chain’s ability to offer a wider variety of merchandise at more compelling prices in a convenient setting. Other retailers that cater to the party goods market typically offer a limited assortment of party supplies and seasonal items. Mass merchants tend to focus primarily on juvenile and seasonal goods, greeting cards and gift wrap; craft stores on decorations and seasonal merchandise; and dollar stores on general and seasonal party goods items.

The consumable nature and low per-item prices in the party goods market have historically driven demand among consumers seeking to enhance the quality of their gatherings and celebrations. Party goods are an economical means by which to make events and occasions more festive and as a result have continued to sell well during economic downturns. Manufacturers and retailers continue to create and market party goods and gifts that celebrate a greater number of events, holidays and occasions. Additionally, the number and types of products offered for each occasion continues to expand, encouraging add-on and impulse purchases by consumers.

Business Overview

We believe we are the leading vertically integrated provider of decorated party goods with a national footprint of party superstores offering an unrivaled selection of party supplies. We have two primary reporting segments: Wholesale and Retail. In 2011, we generated 31.2% of our total revenues from our wholesale segment and 68.8% from our retail segment (which includes 1.0% of total revenues from franchising activities). Our wholesale revenues are generated from the sales of party goods for all occasions, including paper and plastic tableware, accessories and novelties, metallic and latex balloons, stationery and gift items. Our products are sold at wholesale to party goods superstores, including our company-owned and franchised retail stores, other party goods retailers, dollar stores, mass merchants, independent card and gift stores, and other retailers and distributors throughout the world. Our retail operations generate revenue primarily through the sale of Amscan and other party supplies through Party City, Halloween City and PartyCity.com. Our franchising revenues are generated from an initial one-time franchise fee, renewal fees and ongoing franchise royalty payments based on retail sales from the franchised stores.

Financial Information by Geographic Area

For financial information by geographic area, please see Note 18 to the audited consolidated financial statements included elsewhere in this report.

Wholesale Operations

Overview

We are one of the leading designers, manufacturers and distributors of decorated party goods in the world, offering an extensive selection with approximately 37,000 SKUs. We currently offer over 400 party goods ensembles, which range from approximately five to 100 design-coordinated items spanning tableware, accessories, novelties, balloons, decorations and gifts. The breadth of these ensembles enables retailers to promote additional sales of related products for every occasion. To enhance our customers’ celebrations of life’s important events, we market party goods ensembles for a wide variety of occasions, including seasonal and religious holidays, special events and themed celebrations.

Our Amscan, Anagram and Designware branded products are offered in over 40,000 retail outlets around the world, ranging from party goods superstores, including our company-owned and franchised retail stores, other party goods retailers, dollar stores, mass merchants, independent card and gift stores. We have long-term relationships with many of our wholesale customers for whom we provide sales support through in-store signage, planogram support and product training. Party goods superstores, the Company’s primary channel of distribution, provide consumers with a one-stop source for all of their party needs. Amscan, Anagram and Designware branded products represent a significant portion of party goods carried by both company-owned and third-party stores with the overall percentage continuing to increase, reflecting the breadth of our product line and, based on our scale, our ability to manufacture and source quality products at competitive prices.

The table below shows the breakdown of our total wholesale sales by channel for the year ended December 31, 2011.

Channel	Sales
(dollars in millions)
Party City — owned stores	$346
Party City — franchised stores	139
Other retailers	155
Domestic balloon distributors	85
International balloon distributors	21
Other international	194

Total wholesale sales	$940

International party supply markets are generally less mature than the U.S. markets. However, we believe this will change over time, and we are making significant investments to ensure we are well positioned to benefit from growth in these markets. Investments include our September 2010 acquisition of Christy’s Group and the January 2011 acquisition of Riethmüller, both of which will provide us with an expanded international platform and lead to an increase of international sales as a percentage of our total sales in subsequent periods.

Product Lines

We believe we have the industry’s most extensive selection of party supplies. The following table sets forth the principal products we distribute by product category, and the corresponding percentage of revenue that each category represents:

Wholesale Sales by Product for the Year Ended

December 31, 2011

Category	Items	% of Sales
Tableware	Plastic Plates, Paper Plates, Plastic Cups, Paper Cups, Paper Napkins, Plastic Cutlery, Tablecovers	28%
Favors, Stationery & Other	Party Favors, Gift Bags, Gift Wrap, Invitations, Bows, Stationery	19%
Decorations	Latex balloons, Piñatas, Crepes, Flags & Banners, Decorative Tissues, Stickers and Confetti, Scene Setters, Garland, Centerpieces	22%
Metallic Balloons	Bouquets, Standard 18 Inch Sing-A-Tune, SuperShapes, Weights	14%
Costumes & Accessories	Costumes, Other Wearables, Wigs	17%

Our products span a wide range of lifestyle events from birthdays to theme parties and sporting events, as well as holidays such as Halloween and New Year’s. In 2011, approximately 77% of our wholesale sales consisted of items designed for everyday occasions, with the remaining 23% comprised of items used for holidays and seasonal celebrations throughout the year. Our product offerings cover the following broad range of occasions and life celebrations:

Current Product Offering

Everyday	Seasonal
Birthdays	New Year’s
Anniversaries	Valentine’s Day
Bar Mitzvahs	St. Patrick’s Day
Bridal/Baby Showers	Easter
Christenings	Passover
Confirmations	Fourth of July
First Communions	Halloween
Graduations	Fall
Theme-oriented*	Thanksgiving
Weddings	Hannukah
Christmas

*	Our theme-oriented ensembles enhance every celebration and include Bachelorette, Card Party, Casino, Chinese New Year, Cocktail Party, Disco, Fiesta, Fifties Rock-and-Roll, Hawaiian Luau, Hollywood, Mardi Gras, Masquerade, Patriotic, Retirement, Sports, Summer Barbeque and Western.

Wholesale Product Development and Design Capabilities

Our 135 person in-house design staff continuously develops innovative and contemporary product designs and concepts. Our continued investment in art and design results in a steady supply of fresh ideas and the creation of unique ensembles that appeal to consumers. Our creative staff is constantly in the market identifying trends and new product concepts. We introduce approximately 3,500 new products and 50 new party goods ensembles annually. Our proprietary designs and strength in developing new items at attractive prices help differentiate our products from those of our competitors.

Wholesale Manufactured Products

We are one of the largest manufacturers of decorated party goods products globally. Our in-house manufacturing capabilities enable us to control costs, monitor product quality, better manage inventory and provide more efficient order fulfillment. Our domestic manufacturing facilities allow us to react rapidly to changing consumer trends and fulfill our customers’ needs for key products with fast turnaround times. In 2011, we manufactured items representing approximately

40% of our net sales at wholesale. Our facilities in New York, Kentucky, Rhode Island, Minnesota, Mexico and Malaysia are highly automated and produce paper and plastic plates and cups, paper napkins, metallic and latex balloons and other party and novelty items at a globally competitive cost. State-of-the-art printing, forming, folding and packaging equipment support these manufacturing operations. Given our size and sales volume, we are generally able to operate our manufacturing equipment on the basis of at least two shifts per day, thus lowering production costs per unit. In select cases, we use available capacity to manufacture products for third parties, which allows us to maintain a satisfactory level of equipment utilization.

The table below summarizes our principal manufacturing facilities.

Location	Principal Products	Approximate Square Feet
East Providence, Rhode Island	Plastic plates, cups and bowls	229,230(1)
Louisville, Kentucky	Paper plates	189,175
Eden Prairie, Minnesota	Metallic balloons and accessories	115,600
Tijuana, Mexico	Piñatas and other party products	100,000
Melaka, Malaysia	Latex balloons	100,000
Harriman, New York	Paper napkins	74,400
Newburgh, New York	Paper napkins and paper cups	52,400

(1)	This figure represents an industrial park, which includes a 48,455 square foot office and warehouse.

Complementing our manufacturing facilities, we have a diverse global network of third-party suppliers that supports our strategy of consistently offering a broad selection of high quality, innovative and competitively priced product. We have over 20-year relationships with many of our vendors and often represent a significant portion of their overall business. Third-party manufacturers supplied approximately 60% of products sold at wholesale in 2011. These manufacturers generally produce items designed by and created for us, are located in Asia and are managed by our sourcing office in Hong Kong. We actively work with our third-party suppliers to ensure product cost, quality and safety.

The principal raw materials used in manufacturing our products are paper, petroleum-based resin and cotton. While we currently purchase such raw material from a relatively small number of sources, paper, resin and cotton are available from numerous sources. Therefore, we believe our current suppliers could be replaced without adversely affecting our manufacturing operations in any material respect.

Wholesale Seasonality

Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines, customer base and increased promotional activities, the impact of seasonality on the quarterly results of our wholesale operations has been limited. However, during the third quarter, promotional activities, including special dating terms, particularly with respect to Halloween and Christmas products sold to retailers and other distributors, result in slightly higher accounts receivable and inventory balances during the quarter.

Wholesale Sales and Marketing

Our principal wholesale sales and marketing efforts are conducted through an employee sales force of approximately 100 professionals servicing approximately 15,000 non-affiliated retail accounts in the United States. In addition to the employee sales team, a select group of manufacturers’ representatives handle specific account situations. International customers are generally serviced by employees of our subsidiaries outside the United States. We have our own sales force of over 40 professionals in the U.K., Mexico, Canada, Germany, France, Spain and Hong Kong and operate through third-party distributors elsewhere. Our Anagram subsidiary utilizes a group of approximately 35 independent distributors in the United States to bring our metallic balloons to the grocery, retail gift and floral markets, as well as to our party superstore and specialty retailer customers. Additionally, through our agreement with American Greetings, we are able to leverage American Greetings’ sales force to place our product into other distribution channels, including mass market, drug and grocery retailers.

To support our sales and marketing efforts, we produce five key decorative party product catalogues annually (four catalogues for seasonal products and one catalogue for everyday products), with additional catalogues produced to market our metallic balloons and gift products and for international markets. We have also developed a website which displays and describes our product assortment and capabilities. We utilize this website as a marketing tool, providing us with the ability to announce special product promotions, new program launches and other information in an expeditious manner. To further promote our products, we participate in a variety of industry trade shows throughout the year.

Wholesale Distribution and Systems

We ship our products directly to retailers and distributors throughout the world from our distribution facilities, as well as on a Freight On Board (“FOB”) basis directly from our domestic and international factories. Our electronic order entry and information systems allow us to manage our inventory with minimal obsolescence while maintaining strong fill rates and quick order turnaround time.

Our main distribution facility for domestic party and gift customers is located in Chester, New York, with nearly 900,000 square feet under one roof. This state-of-the-art facility, built in 2001 and expanded in 2005, serves as the main point of distribution for our Amscan-branded products and utilizes paperless, pick-by-light systems, shipping an average of over 140,000 inners a day and offering superior inventory management including fill rates in excess of 95% and turnaround times as short as 48 hours. Over the last ten years, we have made significant investments in order to customize and upgrade our Chester distribution facility and we believe it has sufficient capacity to support our continued growth.

We utilize a bypass system which allows us to ship products directly from selected third-party suppliers to our company-owned and franchised stores thus bypassing our distribution facilities. In addition to lowering our distribution costs, this bypass system creates warehouse capacity. We expect to grow the percentage of our products shipped via bypass, which will lead to additional savings.

We sell metallic balloons domestically from our facilities in Minnesota and New York.

The distribution center for our e-commerce platform is located in Naperville, Illinois. We also have other distribution centers in the U.K., Germany, Mexico, Australia and Poland, to support our international customers.

Wholesale Customers

We have a diverse third party customer base at wholesale. During 2011, no individual third party customer accounted for more than 5% of our total sales at wholesale.

Wholesale Product Safety and Quality Assurance

We are subject to regulatory requirements in the United States and internationally, and we believe that all products that we manufacture comply with the requirements in the markets in which they are sold. Third-party manufactured products are tested both at the manufacturing site and upon arrival at our distribution center. We have a full-time staff of approximately 65 professionals in the United States, Asia and Europe dedicated to product safety and quality assurance.

Competition at Wholesale

In our wholesale segment, we compete primarily on the basis of diversity and quality of our product designs, breadth of product line, product availability, price, reputation and customer service. Although we have many competitors with respect to one or more of our products, we believe that there are no competitors who design, manufacture, source and distribute products with the complexity of design and breadth of product lines that we do. Furthermore, our design and manufacturing processes create efficiencies in manufacturing that few of our competitors can achieve in the production of numerous coordinated products in multiple design types. Competitors include smaller independent specialty manufacturers, as well as divisions or subsidiaries of large companies. Certain of these competitors control various party goods product licenses for widely recognized images, such as cartoon or motion picture characters, which could provide them with a competitive advantage. However, we control a strong portfolio of character licenses for use in the design and production of our metallic balloons and, as a result of the acquisition of Designware, we have access to a strong portfolio of character and other licenses for party goods as well.

Retail Operations

Overview

Opening its first company-owned store in 1986, Party City has grown to become what we believe is the largest operator of owned and franchised party superstores in the United States. At the time of the acquisition in 2005, Party City’s network consisted of 502 stores, including 254 franchised locations. Since the acquisition, we have expanded the Party City network to approximately 800 superstore locations in the United States, including approximately 230 franchised stores and approximately 25 locations in Canada. We also operated approximately 400 temporary Halloween locations, principally under the Halloween City banner, during 2011.

The 2005 combination of Party City and Amscan has led to the creation of a vertically integrated business from which we derive a number of competitive advantages. We offer customers a differentiated shopping experience with extensive selection and consistently high in-stock positions of quality products with a compelling value proposition making us the premier destination for party supplies. Through our vertical model, we also enhance our total profitability by capturing the manufacturing-to-retail margin on a significant portion of our retail sales and by leveraging our access to multiple channels to limit mark-downs and excessive promotions. Moreover, we believe that our direct-to-consumer channels enable our product development teams to effectively respond to trends and changes in consumer preferences, which allows us to keep our assortment fresh and exciting.

Party City was founded on the idea that life should be celebrated in monumental ways, with a passion for inspiring celebrations — from Super Bowl to New Year’s Eve parties and all the celebrations and seasons in between. With our brand’s slogan, “Nobody Has More Party for Less,” Party City offers an assortment of party supplies, decorations and costumes perfect for every type of party occasion. With dynamic merchandising displays combined with organized seasonal aisles and hundreds of party themes to match any type of celebration, party planning has never been simpler or more fun.

In recent years, Party City has made substantial investments to enhance the customers’ in-store experience and become the ultimate retail destination for party supplies. Stores now showcase dynamic balloon counters displaying hundreds of balloons to coordinate with any occasion. Additionally, store-within-a-store concepts for sports, candy and party favors are focal points in all new stores. Aptly named “Sports City,” “Candy City” and “Favor City,” these specialty areas create a fun shopping environment, expand product offering and allow us to better showcase the merchandise.

The following table summarizes our company-owned retail footprint by format as well as our strategy going forward:

Format	# of Stores as of December 31, 2008		# of Stores as of December 31, 2011		Average Size of Stores (sq. ft.)	Strategy/Focus
Party City	385		487		10,000-12,000	Grow the store base opening 30-35 new stores per year
FCPO	166		62		10,000-12,000	Convert the remaining stores to Party City banner by the end of 2012
The Paper Factory and other outlets	92		37		3,500-5,000	Product liquidation channel
Halloween City and other Halloween stores	149	*	414	*	5,000-20,000	Grow locations and improve profitability
Party Packagers	—		26		8,000-10,500	Enter the Canadian market

*	Represents Halloween locations opened and operated during the preceding Halloween season, including 16 locations in Canada. These locations operate only during the Halloween selling season typically from the day after Labor Day through October of each year.

We believe that our stores are typically destination shopping locations. We seek to maximize customer traffic and quickly build the visibility of new stores by situating them in high traffic areas. Our stores are predominantly located in strip centers and are generally co-located with other destination retailers. Site selection criteria include population density, demographics, traffic counts, location of complementary retailers, storefront visibility and presence (either in a stand-alone building or in dominant strip shopping centers), competition, lease rates and accessible parking.

As of December 31, 2011, we had 487 company-owned Party City stores. The following table shows the change in our company-owned Party City store network:

	2011	2010	2009
Stores open at beginning of period	439	382	385
Stores opened	16	13	6
FCPO stores converted to Party City	31	40	—
Stores acquired from franchisees	8	20	3
Stores closed	(7)	(10)	(9)
Stores sold	—	(6)	(3)

Stores open at end of period	487	439	382

We spent the last five years integrating our retail acquisitions and rationalizing our store base. We believe there are more than 400 locations in North America that present opportunities for us to expand our party superstore base. In 2011, we opened 16 Party City stores, acquired eight Party City stores from franchisees and closed seven Party City store locations, as well as converted 31 FCPO stores to the Party City banner. Starting in 2012, we plan to open 30-35 Party City stores per year and continue to convert FCPO stores to the Party City banner. A new Party City location costs an average of $765,000, which includes $90,000 in pre-openings expenses and $350,000 of net startup inventory. The cost to convert an FCPO store to the Party City banner ranges from $200,000 to $300,000. A typical new store reaches approximately 80% maturity in the first year of operation and reaches maturity in its fourth year of operation. We target locations where stores have the potential to generate annual sales of at least $2 million at maturity and achieve consolidated pre-tax store contribution of approximately 18% to 20%. We expect our new stores to have a payback period of approximately three years and to generate an average pre-tax cash-on-cash return on invested capital of approximately 50% at maturity (including margin generated from our vertical model).

Retail Merchandising

Our merchandising strategy is based on three core principles:

•

Broad Assortment of Merchandise — We believe we offer a greater assortment of products than our national competitors, including mass merchants. Our products span a wide range of lifestyle events from birthdays to themed parties and sporting events, as well as holidays such as Halloween and New Year’s. A typical retail store offers a wide selection of Amscan and other merchandise consisting of an average of 25,000 SKUs at any one time to satisfy a broad range of styles and tastes.

•

Deep Merchandise Selection — We maintain high in-stock positions of core products and related items, so we are able to address party needs of any size. These high in-stock positions are enabled by our vertical integration model, which results in a high percentage of Amscan merchandise in our company-owned stores and quick turnaround times.

•

Compelling Value — Our pricing strategy is to provide the best value to our customers. Our vertically integrated business model enables us to provide our customers with leading prices for most of our product categories. We negotiate pricing with suppliers on behalf of all stores in our network (company-owned and franchised) and believe that our buying power enables us to receive favorable pricing terms and enhances our ability to obtain high demand merchandise. We reinforce our value message through our advertising and marketing campaigns with the “Nobody Has More Party for Less” slogan.

We generally organize the aisles in our stores into four-foot sections based on themed products, which include basic products like plates, cups and napkins and other coordinated accessories that enhance sales and customers’ shopping experience. This presentation makes it simple and easy for our customers to find all their party needs in one convenient location and allows us to achieve a higher average basket size compared to non-specialty channels. We manage each category by product and by SKU and use planograms to ensure a consistent merchandise presentation across our store base. Our coordinated product offering drives add-on purchases as customers are presented with additional decorations, favors and accessories that match their party theme. Our low individual price points encourage impulse buys by customers resulting in higher unit sales.

We have many product categories that relate to birthdays, making this event the largest non-seasonal occasion at approximately 21% of our sales for our permanent domestic stores. We aim to be the pre-eminent resource for the party goods associated with birthday celebrations. Each birthday product category includes a wide assortment of merchandise to fulfill customer needs, including invitations, thank you cards, tableware, hats, horns, banners, cascades, balloons, novelty gifts, piñatas, favors and candy.

Halloween is our retail segment’s largest seasonal product category in dollars. As a key component of our sales strategy, our stores provide an extensive selection of Halloween products throughout the year to position us as the premier Halloween shopping destination. The stores also carry a broad array of related decorations and accessories for the Halloween season. In 2011, Halloween business represented approximately 26% of our total domestic retail sales. To maximize our seasonal opportunity, the Company operates a chain of temporary Halloween locations, principally under the Halloween City banner, during the months of September and October of each year. During 2011, our domestic temporary Halloween locations generated revenues of approximately $101 million.

As a vertically integrated business, our wholesale operation is the largest supplier to our Party City branded stores. During the years ended December 31, 2011, 2010 and 2009, 63.6%, 61.1% and 54.7%, respectively, of our Party City branded store sales were products supplied by our wholesale operations. The increase was primarily driven by our expanded Amscan product offerings and increased utilization of our bypass initiative. We expect this percentage to reach 75% to 80% over the long term mainly driven by additional product capabilities including products provided through the recently acquired Christy’s Group. We also offer products supplied by other vendors, which include licensed products, candies, greeting cards and costumes. In 2011, no other supplier accounted for more than 10% of our retail segment’s purchases.

Retail Seasonality

Our retail operations are subject to significant seasonal variations. Historically, this segment has realized a significant portion of its revenues, cash flow and net income in the fourth quarter of the year, principally due to our Halloween sales in October and, to a lesser extent, our year-end holiday sales.

E-commerce

In August 2009, we re-launched e-commerce capabilities through PartyCity.com, providing us with an additional direct-to-consumer sales channel. Our website offers a convenient, user-friendly and secure online shopping option for new and existing customers. In addition to the ability to order products, we expect our website to provide a substantial amount of content about our party products, party planning ideas and promotional offers. Our website will also be one of our key marketing vehicles, specifically as it relates to social marketing initiatives.

Compared to our Party City superstores, PartyCity.com offers a broader assortment of products with over 35,000 SKUs available online versus an average of 25,000 SKUs at any one time in our party superstores. By seamlessly linking our website to our store network, we intend to offer our customers the option to purchase products online which are not physically available at the store.

We also operate PartyAmerica.com which has a commercial arrangement with Amazon.com, Inc. to supply party goods.

In 2011, sales from e-commerce were approximately $76 million or approximately 5.9% of total retail sales. We believe that our website is well positioned to continue to capture market share of online purchases, which represent one of the fastest growing distribution channels for party related goods, as we capitalize on our competitive advantages which include a nationwide store base, strong brand recognition and vertical integration. The average basket size through our e-commerce site is approximately three times as large as the average basket size in our Party City stores. We plan to drive future traffic to our website through continuation of our pay-per-click advertising strategy, implementation of a CRM initiative, which we have recently started testing, and through the five and a half million email addresses that we have captured through our stores and website.

Retail Advertising and Marketing

Our advertising focuses on promoting specific seasonal occasions and general party themes, with a strong emphasis on our price-value proposition — “Nobody Has More Party for Less” — with the goal of increasing customer traffic and further building our brand. In late 2009, we modified our advertising strategy to minimize our dependency on newspaper inserts and focus instead on a national broadcasting campaign to further develop brand awareness and expand our customer base. This shift, which emphasizes brand building and our price-value proposition, has resonated well with our customers. As a result, our use of newspaper inserts has decreased from 71% of gross domestic advertising spend in 2008 to 20% in 2011, while the use of broadcasts has increased to 49% of gross domestic advertising spend in 2011. We expect to continue to increase the use of national broadcasting to enhance our overall brand awareness with consumers.

Franchise Operations

As of December 31, 2011, we had 221 franchised stores throughout the United States and Puerto Rico, run by 41 franchisees utilizing our format, design specifications, methods, standards, operating procedures, systems and trademarks. Our wholesale sales to our franchised stores generally mirror, with respect to relative size, mix and category, those to our company-owned stores. The following table shows the change in our franchise-owned store network:

	2011	2010	2009
Stores open at beginning of period	232	250	273
Stores opened/acquired by existing franchisees	2	7	5
Stores sold to the Company	(8)	(20)	(3)
Stores closed or converted to independent	(5)	(5)	(25)

Stores open at end of period	221	232	250

We are not currently marketing, nor do we plan to market, new franchise territories.

We receive revenue from our franchisees, consisting of an initial one-time fee and ongoing royalty fees generally ranging from 4% to 6%. In exchange for these franchise fees, franchisees receive brand value and company support with respect to planograms, information technology, purchasing and marketing. In addition, each franchisee has a mandated advertising budget, which consists of a minimum initial store opening promotion and ongoing local advertising and promotions. Further, franchisees must pay an additional 1% to 2.25% of net sales to a group advertising fund to cover common advertising materials. The terms of our franchise agreements provide for payments to franchisees based on e-commerce sales originating from specified areas relating to the franchisees’ contractual territory. The amounts paid by us vary based on several factors, including the profitability of our e-commerce sales, and are expensed at the time of sale. We do not offer financing to our franchisees for one-time fees or ongoing royalty fees. Our franchise agreements provide us with a right of first refusal should any franchisee look to dispose of its operations.

Current franchise agreements provide for an assigned area or territory that typically equals a three or four-mile radius from the franchisee’s store location and the right to use the Party City® logo and trademark. In addition, certain agreements with our franchisees and other business partners contain geographic limitations on opening new stores. In most stores, the franchisee or the majority owner of a corporate franchisee devotes full time to the management, operation and on-premises supervision of the stores or groups of stores.

Competition at Retail

In our retail segment, our stores compete primarily on the basis of product mix and variety, store location and layout, customer convenience and value. Although we compete with a variety of smaller and larger retailers, including, but not limited to, independent party goods supply stores, specialty stores, dollar stores, warehouse/merchandise clubs, drug stores, mass merchants and catalogue and internet merchandisers, we believe that our retail stores maintain a leading position in the party goods business by offering a wider breadth of merchandise than most competitors and a greater selection within merchandise classes, at a compelling value. We are one of only a few vertically integrated suppliers of decorated party goods. While some of our competitors in our markets have greater financial resources, we believe that our significant buying power, which results from the size of our retail store network and the breadth of our assortment, is an important competitive advantage. Many of our retail competitors are also customers of our wholesale business.

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

Copyrights and Trademarks

We hold copyright registrations on the designs we create and use on our products and trademark registrations on the words and designs used on or in connection with our products. It is our practice to register our copyrights with the United States Copyright Office and trademarks with the United States Patent and Trademark Office to the extent we deem necessary. In addition, we rely on unregistered trademarks and copyrights under U.S. common law rights to distinguish and/or protect our products, services and branding. We do not believe that the loss of copyrights or trademarks with respect to any particular product or products would have a material adverse effect on our business. We hold numerous intellectual property licenses from third parties, allowing us to use various third-party cartoon and other characters and designs principally on our metallic balloons and costumes. None of these licenses is individually material to our aggregate business.

We permit our franchisees to use a number of our trademarks and service marks, including Party City ®, The Discount Party Super Store ®, Halloween Costume Warehouse ®, Party America ®, The Paper Factory ®, The Factory Card & Party Outlet ®, and Halloween City ®.

Information Systems

We continually evaluate and upgrade our information systems to enhance the quantity, quality and timeliness of information available to management and to improve the efficiency of our manufacturing and distribution facilities, as well as our service at the store level. We have implemented merchandise replenishment software to complement our distribution, planning and allocation processes. The system enhances the store replenishment function by improving in-stock positions, leveraging our distribution infrastructure and allowing us to become more effective in our use of store labor. We have implemented a point of sale system and upgraded merchandising systems to standardize technology across all of our retail superstores and, in 2010, we implemented similar systems at our temporary Halloween City locations. In addition, in 2010, our retail operations implemented a system conversion to upgrade and enhance the current Oracle system in order to maintain support, streamline divisional reporting and allow for future growth.

Summary Financial Information about the Company

Information about our revenues, income from operations and assets for each of the years in the five-year period ended December 31, 2011, is included in this report in Item 6, “Selected Consolidated Financial Data.” Our consolidated financial statements include the accounts of the Company and its majority-owned and controlled entities.

Employees

As of December 31, 2011, the Company had approximately 5,911 full-time employees and 8,301 part-time employees, none of whom is covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Item	1A. Risk Factors

We operate in a competitive industry, and our failure to compete effectively could cause us to lose our market share, revenues and growth prospects.

We compete with many other manufacturers and distributors, including smaller, independent specialty manufacturers and divisions or subsidiaries of larger companies with greater financial and other resources than we have. Some of our competitors control licenses for widely recognized images and have broader access to mass market retailers that could provide them with a competitive advantage.

The party goods retail industry is large and highly fragmented. Our retail stores compete with a variety of smaller and larger retailers, including specialty retailers, warehouse/merchandise clubs, drug stores, supermarkets, dollar stores, mass merchants, and catalogue and online merchants. Our stores compete, among other ways, on the basis of location and store layout, product mix and availability, customer convenience and price. We may not be able to continue to compete successfully against existing or future competitors in the retail space. Expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could materially adversely affect our business, results of operations, cash flows and financial performance.

We must remain competitive in the areas of quality, price, breadth of selection, customer service and convenience. Competing effectively may require us to reduce our prices or increase our costs, which could lower our margins and adversely affect our revenues and growth prospects.

Our business may be adversely affected by fluctuations in commodity prices.

The costs of our key raw materials (paper, petroleum-based resin and cotton) fluctuate. In general, we absorb movements in raw material costs that we consider temporary or insignificant. However, cost increases that are considered other than temporary may require us to increase our prices to maintain our margins. Raw material prices may increase in the future and we may not be able to pass on these increases to our customers. A significant increase in the price of raw materials that we cannot pass on to customers could have a material adverse effect on our results of operations and financial performance. In addition, the interruption in supply of certain key raw materials essential to the manufacturing of our products may have an adverse impact on our and our suppliers’ abilities to manufacture the products necessary to maintain our existing customer relationships.

Although not used in the actual manufacture of our products, helium gas is currently used to inflate the majority of our metallic balloons. Although adequate quantities of helium are currently available for this purpose, we will rely upon future exploration and refining of natural gas to assure continued adequate supply.

Our failure to appropriately respond to changing merchandise trends and consumer preferences could significantly harm our customer relationships and financial performance.

As a manufacturer, distributor and retailer of consumer goods, our products must appeal to a broad range of consumers whose preferences are constantly changing. We also sell certain licensed products, with images such as cartoon or motion picture characters, which are in great demand for short time periods, making it difficult to project our inventory needs for these products. In addition, if consumers’ demand for single-use, disposable party goods were to diminish in favor of reusable products for environmental or other reasons, our sales could decline.

The success of our business depends upon many factors, such as our ability to accurately predict the market for our products and our customers’ purchasing habits, to identify product and merchandise trends, to innovate and develop new products, to manufacture and deliver our products in sufficient volumes and in a timely manner and to differentiate our product offerings from those of our competitors. We may not be able to continue to offer assortments of products that appeal to our customers or respond appropriately to consumer demands. We could misinterpret or fail to identify trends on a timely basis. Our failure to anticipate, identify or react appropriately to changes in consumer tastes could, among other things, lead to excess inventories and significant markdowns or a shortage of products and lost sales. Our failure to do so could harm our customer relationships and financial performance.

We may not be able to successfully implement our store growth strategy.

If we are unable to increase the number of retail stores we operate and increase the productivity and profitability of existing retail stores, our ability to increase sales, profitability and cash flow could be impaired. To the extent we are unable to open new stores as we planned, our sales growth would come primarily from increases in comparable store sales. We may not be able to increase our comparable store sales, improve our margins or reduce costs as a percentage of sales. Growth in profitability in that case would depend significantly on our ability to increase margins or reduce costs as a percentage of sales. Further, as we implement new initiatives to reduce the cost of operating our stores, sales and profitability may be negatively impacted.

Our ability to successfully open and operate new stores depends on many factors including, among others, our ability to:

•	identify suitable store locations, including temporary lease space for our Halloween City locations, the availability of which is largely outside of our control;

•

negotiate and secure acceptable lease terms, desired tenant allowances and assurances from operators and developers that they can complete the project, which depend in part on the financial resources of the operators and developers;

•	obtain or maintain adequate capital resources on acceptable terms, including the availability of cash for rent outlays under new leases;

•	manufacture and source sufficient levels of inventory at acceptable costs;

•	hire, train and retain an expanded workforce of store managers and other personnel;

•	successfully integrate new stores into our existing control structure and operations, including information system integration;

•	maintain adequate manufacturing and distribution facilities, information system and other operational system capabilities;

•	identify and satisfy the merchandise and other preferences of our customers in new geographic areas and markets; and

•

address competitive, merchandising, marketing, distribution and other challenges encountered in connection with expansion into new geographic areas and markets, including geographic restrictions on the opening of new stores based on certain agreements with our franchisees and other business partners.

In addition, as the number of our stores increases along with our online sales, we may face risks associated with market saturation of our product offerings. To the extent our new store openings are in markets where we have existing stores, we may experience reduced net sales in existing stores in those markets. Finally, there can be no assurance that any newly opened stores will be received as well as, or achieve net sales or profitability levels comparable to those of, our existing stores in the time periods estimated by us, or at all. If our stores fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business may be materially harmed and we may incur significant costs associated with closing those stores. Our failure to effectively address challenges such as these could adversely affect our ability to successfully open and operate new stores in a timely and cost-effective manner, and could have a material adverse effect on our business, results of operations and financial condition.

A decrease in our Halloween sales could have a material adverse effect on our operating results for the year.

Our retail business, including our Party City stores, online sales from our e-commerce website and our temporary Halloween City locations, realizes a significant portion of its revenues, net income and cash flow in September and October, principally due to our Halloween sales. We believe this general pattern will continue in the future. An economic downturn during this period could adversely affect us to a greater extent than if such downturn occurred at other times of the year. Any unanticipated decrease in demand for our products during the Halloween season could require us to maintain excess inventory or sell excess inventory at a substantial markdown, which could have a material adverse effect on our business, profitability, ability to repay any indebtedness and our brand image. In addition, our sales during the Halloween season could be affected if we are not able to find sufficient and adequate lease space for our temporary Halloween City locations or if we are unable to hire temporary personnel to adequately staff these stores and our distribution facility during the Halloween season. Failure to have proper lease space and adequate personnel could hurt our business, financial condition and results of operations.

Disruption to the transportation system or increases in transportation costs may negatively affect our operating results.

We rely upon various means of transportation, including shipments by air, sea, rail and truck, to deliver products to our distribution centers from vendors and manufacturers and from other distribution centers to our stores, as well as for direct shipments from vendors to stores. Independent third parties with whom we conduct business may employ personnel represented by labor unions. Labor stoppages, shortages or capacity constraints in the transportation industry, disruptions to the national and international transportation infrastructure, fuel shortages or transportation cost increases could adversely affect our business, results of operations, cash flows and financial performance.

Product recalls and/or product liability may adversely impact our business, merchandise offerings, reputation, results of operations, cash flow and financial performance.

We may be subject to product recalls if any of the products that we manufacture or sell are believed to cause injury or illness. In addition, as a retailer of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture. Indemnification provisions that we may enter into are typically limited by their terms and depend on the creditworthiness of the indemnifying party and its insurer and the absence of significant defenses. We may be unable to obtain full recovery from the insurer or any indemnifying third party in respect of any claims against us in connection with products manufactured by such third party. In addition, if our vendors fail to manufacture or import merchandise that adheres to our quality control standards or standards established by applicable law, our reputation and brands could be damaged, potentially leading to an increase in customer litigation against us. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near or during a peak seasonal period. If our vendors are unable or unwilling to recall products failing to meet our quality standards, we may be required to recall those products at a substantial cost to us.

Our business is sensitive to consumer spending and general economic conditions, and an economic slowdown could adversely affect our financial performance.

In general, our retail sales, and the retail sales of our business partners to whom we sell, represent discretionary spending by our customers and our business partners’ customers. Discretionary spending is affected by many factors, such as general business conditions, interest rates, availability of consumer credit, unemployment levels, taxation, weather and consumer confidence in future economic conditions. Our customers’ and our business partners’ customers’ purchases of discretionary items, including our products, often decline during periods when disposable income is lower or during periods of actual or perceived unfavorable economic conditions. If this occurs, our revenues and profitability will decline. In addition, economic downturns may make it difficult for us to accurately forecast future demand trends, which could cause us to purchase excess inventories, resulting in increases in our inventory carrying cost, or insufficient inventories, resulting in our inability to satisfy our customer demand and potential loss of market share.

Our business may be adversely affected by the loss or actions of our third-party vendors, and the loss of the right to use licensed material could harm our business and our results of operations.

Our ability to find new qualified vendors who meet our standards and supply products in a timely and efficient manner can be a significant challenge, especially for goods sourced from outside the United States. Many of our vendors currently provide us with incentives such as volume purchasing allowances and trade discounts. If our vendors were to reduce or discontinue these incentives, costs would increase. Should we be unable to pass cost increases to consumers, our profitability would be reduced.

Additionally, certain of our suppliers may control various product licenses for widely recognized images, such as cartoon or motion picture characters. The loss of these suppliers, or the termination of our ability to use certain licensed material, would prevent us from manufacturing and distributing the licensed products and could cause our customers to purchase these products from our competitors. This could materially adversely affect our business, results of operations, financial performance and cash flow.

Because we rely heavily on our own manufacturing operations, disruptions at our manufacturing facilities could adversely affect our business, results of operations, cash flows and financial performance.

In 2011, we manufactured items representing approximately 40% of our net sales at wholesale. Any significant disruption in our manufacturing facilities, in the United States or abroad, for any reason, including regulatory requirements, the loss of certifications, power interruptions, fires, hurricanes, war or other force of nature, could disrupt our supply of products, adversely affecting our business, results of operations, cash flows and financial performance. The occurrence of one or more natural disasters, or other disruptive geo-political events, could also result in increases in fuel (or other energy) prices or a fuel shortage, the temporary or permanent closure of one or more of manufacturing or distribution centers, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the temporary disruption in the transport of goods from overseas or delays in the delivery of goods to our distribution centers or stores or to third parties who purchase from us. If one or more of these events occurred, our revenues and profitability would be reduced.

Our business and results of operations may be harmed if our suppliers or third-party manufacturers fail to follow acceptable labor practices or to comply with other applicable laws and guidelines.

Many of the products sold in our stores and on our website are manufactured outside of the United States, which may increase the risk that the labor, manufacturing safety and other practices followed by the manufacturers of these products may differ from those generally accepted in the United States as well as those with which we are required to comply under many of our image or character licenses. Although we require each of our vendors to sign a purchase order and vendor agreement that requires adherence to accepted labor practices and compliance with labor, manufacturing safety and other laws and we test merchandise for product safety standards, we do not supervise, control or audit our vendors or the manufacturers that produce the merchandise we sell to our customers. The violation of labor, manufacturing safety or other laws by any of our vendors or manufacturers, or the divergence of the labor practices followed by any of our vendors or manufacturers from those generally accepted in the United States could interrupt or otherwise disrupt the shipment of finished products to us, damage our brand image, subject us to boycotts by our customers or activist groups or cause some of our licensors of popular images to terminate their licenses to us. Our future operations and performance will be subject to these factors, which are beyond our control and could materially hurt our business, financial condition and results of operations or require us to modify our current business practices or incur increased costs.

Our international operations subject us to additional risks, which risks and costs may differ in each country in which we do business and may cause our profitability to decline.

We conduct our business in a number of foreign countries, including contracting with manufacturers and suppliers located outside of the United States, many of which are located in Asia. We recently expanded our international operations through the acquisitions of the Christy’s Group in September 2010, Riethmüller in January 2011 and Party Packagers in July 2011. Our operations and financial condition may be adversely affected if the markets in which we compete or source our products are affected by changes in political, economic or other factors. These factors, over which we have no control, may include:

•	recessionary or expansive trends in international markets;

•	changes in foreign currency exchange rates, principally fluctuations in the Euro, British pound sterling, Mexican peso, Canadian dollar, Malaysian ringgit and Chinese renminbi;

•	hyperinflation or deflation in the foreign countries in which we operate;

•	work stoppages or other employee rights issues;

•	the imposition of restrictions on currency conversion or the transfer of funds;

•	transportation delays and interruptions;

•	increases in the taxes we pay and other changes in applicable tax laws;

•	legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including trade restrictions and tariffs; and

•	political and economic instability.

We may face risks associated with litigation and claims.

From time to time, we are involved in class actions and other lawsuits, claims and other proceedings relating to the conduct of our business, including but not limited to employee-related and consumer matters. Additionally, as a retailer and manufacturer of decorated party goods, we have been and may continue to be subject to product liability claims if the use of our products, whether manufactured by us or our third party manufacturers, is alleged to have resulted in injury or if our products include inadequate instructions or warnings. Due to the uncertainties of litigation, we can give no assurance that we will prevail on all claims made against us in the lawsuits that we currently face or that additional claims will not be made against us in the future. While it is not feasible to predict the outcome of pending lawsuits and claims, we do not believe that any such matters are material or that the disposition thereof is likely to have a material adverse effect on our business, financial condition and results of operations, although the resolution in any reporting period of any matter could have an adverse effect on our operating results for that period. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have a material adverse effect on our business, financial condition and results of operations.

We may require additional capital to fund our business, which may not be available to us on satisfactory terms or at all.

We currently rely on cash generated by operations and borrowings available under our credit facilities to meet our working capital needs. However, if we are unable to generate sufficient cash from operations or if borrowings available under our credit facilities are insufficient, we may be required to adopt one or more alternatives to raise cash, such as incurring additional indebtedness, selling our assets, seeking to raise additional equity capital or restructuring. Additionally, our senior secured asset-based revolving credit facility matures in 2015. If we cannot renew or refinance this facility upon its maturity or, more generally, if adequate financing is unavailable or is unavailable on acceptable terms, we may be unable to maintain, develop or enhance our operations, products and services, take advantage of future opportunities, service our current debt costs or respond to competitive pressures.

Our success depends on key personnel whom we may not be able to retain or hire.

The success of our business depends, to a large extent, on the continued service of our senior management team. Gerald C. Rittenberg, our Chief Executive Officer, and James M. Harrison, our President and Chief Operating Officer, have been with the Company for approximately 20 and 15 years, respectively. The loss of the services and leadership of either of these individuals could have a negative impact on our business, as we may not be able to find management personnel with similar experience and industry knowledge to replace either of them on a timely basis. We do not maintain key life insurance on any of our senior officers.

As our business expands, we believe that our future success will depend greatly on our continued ability to attract, motivate and retain highly skilled and qualified personnel. Although we generally have been able to meet our staffing requirements in the past, our ability to meet our labor needs while controlling costs is subject to external factors, such as unemployment levels, minimum wage legislation and changing demographics. Our inability to meet our staffing requirements in the future at costs that are favorable to us, or at all, could impair our ability to increase revenue, and our customers could experience lower levels of customer service.

Additionally, we rely upon qualified personnel to staff our temporary Halloween City locations during the Halloween season. Our failure to attract qualified temporary personnel to adequately staff these stores could negatively impact our business.

We are subject to risks associated with leasing substantial amounts of space.

We lease all of our company-owned stores, our corporate headquarters and most of our distribution facilities. Our continued growth and success depends in part on our ability to renew leases for successful stores and negotiate leases for new stores, including temporary leases for our Halloween City stores. There is no assurance that we will be able to negotiate leases at similar or favorable terms, and we may decide not to enter a market or be forced to exit a market if a favorable arrangement cannot be made. If an existing or future store is not profitable and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease, including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under the lease.

Our business could be harmed if our existing franchisees do not conduct their business in accordance with the standards that we have agreed to.

Our success depends, in part, upon the ability of our franchisees to operate their stores and promote and develop our store concept. Although our franchise agreements include certain operating standards, all franchisees operate independently and their employees are not our employees. We provide certain training and support to our franchisees, but the quality of franchise store operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, our image, brand and reputation could suffer.

Our information systems, order fulfillment and distribution facilities may prove inadequate or may be disrupted.

We depend on our management information systems for many aspects of our business. We will be materially adversely affected if our management information systems are disrupted or we are unable to improve, upgrade, maintain and expand our systems. In particular, we believe our perpetual inventory, automated replenishment and weighted average cost stock ledger systems are necessary to properly forecast, manage and analyze our inventory levels, margins and merchandise ordering quantities. We may fail to properly optimize the effectiveness of these systems, or to adequately support and maintain the systems. Moreover, we may not be successful in developing or acquiring technology that is competitive and responsive to our customers and might lack sufficient resources to make the necessary investments in technology needs and to compete with our competitors, which could have a material adverse impact on our business, results of operations, cash flows and financial performance.

In addition, we may not be able to prevent a significant interruption in the operation of our electronic order entry and information systems, e-commerce platform or manufacturing and distribution facilities due to natural disasters, accidents, systems failures or other events. Any significant interruption in the operation of these facilities, including an interruption caused by our failure to successfully expand or upgrade our systems or manage our transition to utilizing the expansions or upgrades, could reduce our ability to receive and process orders and provide products and services to our stores, third-party stores, and other customers, which could result in lost sales, cancelled sales and a loss of loyalty to our brand.

We may fail to adequately maintain the security of our electronic and other confidential information.

We have become increasingly centralized and dependent upon automated information technology processes. In addition, a portion of our business operations is now conducted over the Internet. We could experience operational problems with our information systems and e-commerce platform as a result of system failures, viruses, computer “hackers” or other causes. Any material disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost or delayed, which could — especially if the disruption or slowdown occurred during a peak sales season — result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline.

In addition, in the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and suppliers, and we process customer payment card and check information, including via our e-commerce platform. Computer hackers may attempt to penetrate our computer system and, if successful, misappropriate personal information, payment card or check information or confidential Company business information. In addition, a

Company employee, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. Any failure to maintain the security of our customers’ confidential information, or data belonging to us or our suppliers, could put us at a competitive disadvantage, result in deterioration in our customers’ confidence in us, subject us to potential litigation and liability, and fines and penalties, resulting in a possible material adverse impact on our business, results of operations, cash flows and financial performance.

Our intellectual property rights may be inadequate to protect our business.

We hold a variety of United States trademarks, service marks, patents, copyrights, and registrations and applications therefor, as well as a number of foreign counterparts thereto and/or independent foreign intellectual property asset registrations. In some cases, we rely solely on unregistered trademarks and copyrights under United States common law rights to distinguish and/or protect our products, services and branding from the products, services and branding of our competitors. We cannot assure you that no one will challenge our intellectual property rights in the future. In the event that our intellectual property rights are successfully challenged by a third party, we could be forced to re-brand, re-design or discontinue the sale of certain of our products or services, which could result in loss of brand recognition and/or sales and could require us to devote resources to advertising and marketing new branding or re-designing our products. Further, we cannot assure you that competitors will not infringe our intellectual property rights, or that we will have adequate resources to enforce these rights. We also permit our franchisees to use a number of our trademarks and service marks, including Party City®, The Discount Party Super Store®, Halloween Costume Warehouse®, Party America®, The Paper Factory®, The Factory Card & Party Outlet® and Halloween City®. Our failure to properly control our franchisees’ use of such trademarks could adversely affect our ability to enforce them against third parties. A loss of any of our material intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

We license from many third parties and do not own the intellectual property rights necessary to sell products capturing many popular images, such as cartoon or motion picture characters. While none of these licenses is individually material to our aggregate business, a large portion of our business depends on the continued ability to license the intellectual property rights to these images in the aggregate. Any injury to our reputation or our inability to comply with, in many cases, stringent licensing guidelines in these agreements may adversely affect our ability to maintain these relationships. A large loss of these licensed rights in the aggregate could have a material adverse effect on our business, financial condition and results of operations.

We also face the risk of claims that we have infringed third parties’ intellectual property rights, which could be expensive and time consuming to defend, cause us to cease using certain intellectual property rights or selling certain products or services, result in our being required to pay significant damages or require us to enter into costly royalty or licensing agreements in order to obtain the rights to use third parties’ intellectual property rights, which royalty or licensing agreements may not be available at all, any of which could have a negative impact on our operating profits and harm our future prospects.

Our substantial indebtedness and lease obligations could adversely affect our financial flexibility and our competitive position.

We have, and will continue to have, a significant amount of indebtedness. As of December 31, 2011, we had $982 million of outstanding indebtedness. As of December 31, 2011, we had $204.1 million excess availability under the New ABL Facility. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We also have, and will continue to have, significant lease obligations. As of December 31, 2011, our minimum annual rental obligations under long-term operating leases for 2012 and 2013 were $119.4 million and $88.4 million, respectively. Our substantial indebtedness and lease obligations could have other important consequences to you and significant effects on our business. For example, they could:

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to make payments for our indebtedness and leases, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from exploiting business opportunities;

•	make it more difficult to satisfy our financial obligations, including payments on our indebtedness;

•	place us at a disadvantage compared to our competitors that have less debt and lease obligations; and

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

Restrictions under our existing and future indebtedness may prevent us from taking actions that we believe would be in the best interest of our business.

The agreements governing our existing indebtedness contain and the agreements governing our future indebtedness will likely contain customary restrictions on us or our subsidiaries, including covenants that, among other things and subject to certain exceptions, restrict us or our subsidiaries, as the case may be, from:

•	incurring additional indebtedness or issuing disqualified stock;

•	paying dividends or distributions on, redeeming, repurchasing or retiring our capital stock;

•	making payments on, or redeeming, repurchasing or retiring indebtedness;

•	making investments, loans, advances or acquisitions;

•	entering into sale and leaseback transactions;

•	engaging in transactions with affiliates;

•	creating liens;

•	transferring or selling assets;

•	guaranteeing indebtedness;

•	creating restrictions on the payment of dividends or other amounts to us from our subsidiaries; and

•	consolidating, merging or transferring all or substantially all of our assets and the assets of our subsidiaries.

In addition, we are required to maintain compliance with a fixed charge coverage ratio if excess availability under the New ABL Facility on any day is less than (a) 15% of the lesser of the aggregate commitments or the then borrowing base under the New ABL Facility or (b) $25 million. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business. Our ability to comply with these restrictive covenants will depend on our future performance, which may be affected by events beyond our control. If we violate any of these covenants and are unable to obtain waivers, we would be in default under the applicable agreements and payment of the indebtedness could be accelerated. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-default or cross-acceleration provisions, including the New ABL Facility, the senior secured term loan facility (the “New Term Loan Credit Agreement”) and the indenture governing the senior subordinated notes (the “senior subordinated notes”). If our indebtedness is accelerated, we may not be able to repay that indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. Furthermore, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage. If we are for any reason in default under any of the agreements governing our indebtedness, our business could be materially and adversely affected. In addition, complying with our covenants may also cause us to take actions that are not favorable to holders of the common stock and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

Significant interest rate changes could affect our profitability and financial performance.

Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness under the New ABL Facility and New Term Loan Credit Agreement. The interest rate swap agreements that we use to manage the risk associated with fluctuations in interest rates may not be able to fully eliminate our exposure to these changes.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company maintains the following facilities for its corporate and retail headquarters and to conduct its principal design, manufacturing and distribution operations:

Owned or Leased (With Expiration Date)
Location	Principal Activity	Square Feet
Elmsford, New York	Executive and other corporate offices, show rooms, design and art production for party products	119,469 square feet	Leased (expiration date: December 31, 2014)
Rockaway, New Jersey	Party City corporate offices	106,000 square feet	Leased (expiration date: July 31, 2017)
Eden Prairie, Minnesota	Manufacture of metallic balloons and accessories	115,600 square feet	Owned
Eden Prairie, Minnesota	Manufacture of retail, trade show and showroom fixtures	15,324 square feet	Leased (expiration date: July 31, 2015)
Harriman, New York	Manufacture of paper napkins	74,400 square feet	Leased (expiration date: March 31, 2016)
Louisville, Kentucky	Manufacture and distribution of paper plates	189,175 square feet	Leased (expiration date: March 31, 2013)
Newburgh, New York	Manufacture of paper napkins and cups	52,400 square feet	Leased (expiration date: May 31, 2015)
East Providence, Rhode Island	Manufacture and distribution of plastic plates, cups and bowls	229,230 square feet (1)	Leased (expiration date: April 26, 2016)
Tijuana, Mexico	Manufacture and distribution of party products	100,000 square feet	Leased (2)
Melaka, Malaysia	Manufacture and distribution of latex balloons	100,000 square feet	Leased (expiration date: May 30, 2072)
Skoczow, Poland	Manufacture and distribution of party goods	44,400 square feet	Leased (expiration date: June 30, 2013)
Chester, New York (3)	Distribution of party and gift products	896,000 square feet	Owned
Dorval, Canada	Distribution of party and gift products	19,330 square feet	Leased (expiration date: September 30, 2013)
Edina, Minnesota	Distribution of metallic balloons and accessories	122,312 square feet	Leased (expiration date: December 31, 2015)
Milton Keynes, Buckinghamshire, England	Distribution of party products throughout Europe	130,858 square feet	Leased (expiration date: June 30, 2017)
Naperville, Illinois	Distribution of party goods for e-commerce sales	440,343 square feet	Leased (expiration date: December 31, 2018)
Atlanta, Georgia	Office and storage facilities	15,012 square feet	Leased (expiration date: April 30, 2013)
Kircheim unter Teck, Germany	Distribution of party goods	215,000 square feet	Owned
Blackstown, Australia	Distribution of party goods	27,631 square feet	Leased (expiration date: November 12, 2014)
Toronto, Canada	Office and distribution of party goods for Party Packagers	64,000 square feet	Leased (expiration date: July 14, 2014)
Livonia, Michigan	Office and distribution of party goods for Halloween City	89,780 square feet	Leased (expiration date: May 31, 2014)
Pleasanton, California	Office for e-commerce sales	11,278 square feet	Leased (expiration date: June 18, 2015)

(1)	This figure represents an industrial park, which includes a 48,455 square foot office and warehouse.
(2)	Property is comprised of three buildings with lease expiration dates of May 1, 2012, August 15, 2012 and September 30, 2012.
(3)	Property is subject to a lien mortgage note in the original principal amount of $10.0 million with the New York State Job Development Authority. The lien mortgage note was amended on December 24, 2009. The amended mortgage note for $5.6 million was extended for a period of 60 months and requires fixed monthly payments of principal and interest. At December 31, 2011, the lien mortgage note had a balance of $3.5 million.

In addition to the facilities listed above, we maintain smaller distribution facilities in Canada and Mexico and sourcing offices in China. We also maintain sales offices in Australia, Canada, Hong Kong and Japan and showrooms in New York, California, Georgia, Texas, Canada and Hong Kong.

We lease the property for all of our Company-owned retail stores. We do not believe that any individual store property is material to our financial condition or results of operations. Of the leases for the company-owned stores 122 expire in 2012, 141 expire in 2013, 91 expire in 2014, 42 expire in 2015, 50 expire in 2016 and the balance expire in 2017 or thereafter. We have options to extend many of these leases for a minimum of five years.

As of December 31, 2011, Company-owned and franchised retail stores were located in the following states and Puerto Rico:

State	Company- owned	Franchise	Chain- wide
Alabama	1	8	9
Arizona	0	19	19
Arkansas	0	3	3
California	93	15	108
Colorado	13	1	14
Connecticut	3	2	5
Delaware	0	1	1
Florida	55	10	65
Georgia	27	1	28
Hawaii	0	2	2
Illinois	57	0	57
Indiana	22	0	22
Iowa	9	0	9
Kansas	2	4	6
Kentucky	7	0	7
Louisiana	3	8	11
Maryland	13	13	26
Michigan	30	0	30
Minnesota	0	21	21
Mississippi	1	3	4
Missouri	17	3	20
Montana	0	1	1
Nebraska	5	0	5
Nevada	6	0	6
New Hampshire	0	0	0
New Jersey	26	2	28
New Mexico	0	3	3
New York	45	14	59
North Carolina	2	19	21
North Dakota	0	3	3
Ohio	30	0	30
Oklahoma	2	0	2
Oregon	1	3	4
Pennsylvania	18	15	33
Puerto Rico	0	5	5
South Carolina	2	6	8
Tennessee	7	10	17
Texas	47	17	64
Virginia	10	8	18
Washington	14	1	15
West Virginia	2	0	2
Wisconsin	16	0	16

Total	586	221	807

Additionally, at December 31, 2011, there were 26 Company-owned retail stores in Canada. In 2011, the Company operated 414 temporary Halloween stores, principally under the Halloween City name. Under this program, we operate temporary stores under short-term leases with terms of approximately four months, to cover the early September through October Halloween season.

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

We are a party to certain claims and litigation in the ordinary course of business. We do not believe these proceedings will result, individually or in the aggregate, in a material adverse effect on our financial condition or future results of operations.

Item	4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no public trading market for the Company’s common stock. As of the close of business on March 30, 2012, there were 128 holders of record of PCHI’s common stock.

Dividends

We currently intend to retain all of our future earnings, if any, to finance operations, development and growth of our business, and repay debt. Most of our indebtedness contains restrictions on our activities, including paying dividends on our capital stock and restricting dividends or other payments to PCHI. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that our board of directors may deem relevant.

In December 2010, in connection with the refinancing of the Company’s term loan agreement (see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources), the Company’s Board of Directors declared and paid to PCHI a one-time cash dividend (the “Dividend”) totaling approximately $311.2 million. PCHI used the aggregate proceeds from the Dividend to pay a one-time cash dividend of $9,400 per share of outstanding Common Stock, totaling $289.7 million, and to make similar distributions to the holders of vested common stock warrants, $12.1 million, and holders of vested time options, $9.4 million. The distribution to vested time option holders resulted in a charge to pre-tax income in 2010. In addition, holders of unvested time and performance options at the declaration date may also receive a distribution of $9,400 per share, if and when their time and performance options vest. During 2011, $0.6 million was distributed to holders of time and performance options due to the vesting of such options. At December 31, 2011, the aggregate potential distribution associated with unvested time and performance options is $17.9 million.

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

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2011, concerning our equity compensation plans (1);

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	3,698.27	$17,137	1,741.00
Equity compensation plans not approved by security holders	—	—	—

Total	3,698.27	$17,137	1,741.00

(1)	See Note 15 to our consolidated financial statements included herein for a description of our equity incentive plan.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data presented below as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, are derived from the consolidated financial statements of the Company. The consolidated financial statements as of and for the years ended December 31, 2011, 2010 and 2009, are included in this report under Item 8, “Financial Statements and Supplementary Data.” The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2011 (1)	2010 (2)	2009	2008	2007 (3)
(Dollars in thousands)
Income Statement Data:
Revenues:
Net sales	$1,852,869	$1,579,677	$1,467,324	$1,537,641	$1,221,516
Royalties and franchise fees	19,106	19,417	19,494	22,020	25,888

Total revenues	1,871,975	1,599,094	1,486,818	1,559,661	1,247,404
Expenses:
Cost of sales	1,118,973	943,058	899,041	966,426	777,586
Wholesale selling expenses	57,905	42,725	39,786	41,894	41,899
Retail operating expenses	325,332	296,891	261,691	273,627	191,423
Franchise expenses	13,685	12,269	11,991	13,686	12,883
General and administrative expenses	138,074	134,392	119,193	120,272	105,707
Art and development costs	16,636	14,923	13,243	12,462	12,149
Impairment of trade name (4)	—	27,400	—	17,376	—

Income from operations	201,370	127,436	141,873	113,918	105,757
Interest expense, net	77,743	40,850	41,481	50,915	54,590
Other expense (income), net (5)	1,476	4,208	(32)	(818)	18,214

Income before income taxes	122,151	82,378	100,424	63,821	32,953
Income tax expense	45,741	32,945	37,673	24,188	13,246

Net income	76,410	49,433	62,751	39,633	19,707
Less: net income (loss) attributable to noncontrolling interests	135	114	198	(877)	446

Net income attributable to Amscan Holdings, Inc.	$76,275	$49,319	$62,553	$40,510	$19,261

Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$161,264	$61,168	$123,942	$79,928	$9,644
Investing activities	(138,909)	(102,766)	(54,358)	(51,199)	(133,406)
Financing activities	(19,784)	46,515	(70,157)	(23,033)	134,576

	Year Ended December 31,
	2011(1)	2010(2)	2009	2008	2007(3)
(Dollars in thousands)
Other Financial Data:
Net revenues by segment:
Wholesale (after intercompany eliminations)	$584,905	$470,892	$411,359	$438,505	$453,333
Retail	1,287,070	1,128,202	1,075,459	1,121,156	794,071

Consolidated	$1,871,975	$1,599,094	$1,486,818	$1,559,661	$1,247,404

EBITDA (6)	259,525	172,646	186,287	162,014	125,636
Adjusted EBITDA (6)	268,157	226,114	190,479	186,040	152,045
Number of company-owned and franchised retail superstores (at end of period)(7)	833	828	847	916	781
Number of Party City superstores	487	439	382	385	392
Party City comparable store sales growth (8)	4.6%	1.4%	(3.3)%	0.5%	5.8%
Capital expenditures including assets under capital leases (excluding acquisitions)	46,491	50,242	26,254	53,701	36,648
Working capital (excluding cash)	204,224	169,539	146,823	63,846	91,100
Ratio of debt to Adjusted EBITDA (6)	3.7X	4.4X	3.4X	3.9X	4.9X
Balance Sheet Data (at period end):
Cash and cash equivalents	22,053	20,454	15,420	13,058	17,274
Working capital	226,277	189,993	162,243	76,904	108,374
Total assets	1,750,338	1,653,151	1,480,501	1,507,977	1,498,845
Total debt	982,258	1,000,256	651,433	721,635	746,126
Total equity	326,091	256,422	479,122	412,117	378,074

(1)	The acquisitions of Riethmüller and Party Packagers are included in the financial statements from their respective acquisition dates (January 30, 2011 and July 29, 2011, respectively).
(2)	The acquisitions of Designware and the Christy’s Group are included in the financial statements from their respective acquisition dates (March 1, 2010 and September 30, 2010, respectively).
(3)	The acquisitions of Party City Franchise Group (“PCFG”) and FCPO are included in the financial statements from their respective acquisition dates (November 2, 2007 and November 16, 2007, respectively).
(4)	During 2010 and 2008, the Company implemented plans to convert and rebrand its FCPO stores and its company-owned and franchised Party America stores to Party City stores, respectively. As a result, the Company recorded charges for the impairment of the Factory Card & Party Outlet and Party America trade names of $27.4 million and $17.4 million in the fourth quarters of 2010 and 2008, respectively.
(5)	In connection with the refinancing of the Company’s revolving and term debt credit facilities in August and December 2010, the Company wrote off $2.4 million of deferred finance charges. In connection with the refinancing of debt in May 2007, the Company recorded non-recurring expenses of $16.2 million, including $6.2 million of debt retirement costs, $6.3 million write off of deferred finance costs, and a $3.7 million write-off of original issue discount associated with the repayment of debt.

(6)	We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA, per the terms of the credit agreements for our revolving and term debt, as net income (loss) plus (i) interest expense, (ii) provision for income taxes and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. The reconciliation from net income to EBITDA and Adjusted EBITDA for the periods presented is as follows:

	2011	2010		2009	2008	2007
(Dollars in thousands)
Net income	$76,410	$49,433		$62,751	$39,633	$19,707
Interest expense, net	77,743	40,850		41,481	50,915	54,590
Income taxes	45,741	32,945		37,673	24,188	13,246
Depreciation and amortization	59,631	49,418		44,382	47,278	38,093

EBITDA	259,525	172,646		186,287	162,014	125,636
Equity-based compensation and other charges	1,397	6,019		882	4,546	1,928
Non-cash purchase accounting adjustments	822	2,533		(344)	2,329	1,332
Management fee	1,248	1,248		1,248	1,248	1,248
Gain from joint venture	(463)	(678)		(632)	(538)	(628)
Impairment charges	87	27,997	(a)	—	17,376 (a)	2,115
Restructuring, retention and severance	2,513	1,780		2,670	—	2,504
Payment in lieu of dividend	617 (b)	9,395	(b)	—	—	—
Refinancing charges	—	2,448		—	—	16,360
Acquisition-related expenses	2,471	1,660		270	—	—
Other	(60)	1,066		98	(935)	1,550

Adjusted EBITDA	$268,157	$226,114		$190,479	$186,040	$152,045

(a)	During 2010 and 2008, we implemented plans to convert and rebrand our FCPO stores and our company-owned and franchised Party America stores to Party City stores, respectively. As a result, we recorded charges for impairment of the FCPO and Party America trade names of $27.4 million and $17.4 million in the fourth quarters of 2010 and 2008, respectively.
(b)	During 2010, in conjunction with a one-time cash dividend payment, the Company made payments to holders of vested time-based options. Such payments were included as stock-based compensation expense in general and administrative expenses. Additionally, holders of unvested time and performance options at the declaration date may also receive a distribution of $9,400 per share if, and when, the time and performance options vest. During 2011, certain time options vested and the Company recorded a $0.6 million charge.
We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA: (i) as a factor in determining incentive compensation, (ii) to evaluate the effectiveness of our business strategies and (iii) because the credit facility agreements use Adjusted EBITDA to measure compliance with certain covenants.
Adjusted EBITDA has limitations as an analytical tool. Some of these limitations are:
•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•

non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period;

•	Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally.

(7)	Excludes temporary locations, principally under the Company’s Halloween City banner.

(8)	Party City comparable store sales exclude FCPO stores that have been converted to Party City stores within the last thirteen months.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

This annual report on Form 10-K contains forward-looking statements that convey our current expectations or forecasts of future events. All statements in this report other than statements of historical fact are forward-looking statements. Forward-looking statements include statements about our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “might,” “should,” “predict,” “potential,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

Any or all of our forward-looking statements in this report may turn out not to occur as contemplated. They are based largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include the effects of competition in the industry, the failure by us to anticipate changes in tastes and preferences of party goods retailers and consumers, the inability to increase store growth, the inability to increase prices to recover fully future increases in commodity prices, the loss of key employees, changes in general business conditions and other factors which are beyond our control. In particular, you should consider the numerous risks described in the “Risk Factors” section of this report.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this report.

Business Overview

Our Company

We are a global leader in decorated party supplies. We make it easy and fun to enhance special occasions with a wide assortment of innovative and exciting merchandise at a compelling value. With the 2005 acquisition of Party City, we created a vertically integrated business combining the leading product design, manufacturing and distribution platform, Amscan, with the largest U.S. retailer of party supplies. We believe we have the industry’s broadest selection of decorated party supplies, which we distribute to over 100 countries. Our party superstore retail network consists of approximately 800 locations in the United States and approximately 25 locations in Canada and is approximately 15 times larger than that of our next largest party superstore competitor. Our vertically integrated business model and scale differentiate us from other party supply companies and allow us to capture the manufacturing-to-retail margin on a significant portion of the products sold in our stores. We believe our widely recognized brands, broad product offering, low-cost global sourcing model and category-defining retail concept are significant competitive advantages. We believe these characteristics, combined with our vertical business model and scale, position us for continued organic and acquisition-led growth in the United States and internationally.

How We Assess the Performance of Our Company

In assessing the performance of our company, we consider a variety of performance and financial measures for our two operating segments, Retail and Wholesale. These key measures include revenues and gross profit, comparable retail same-store sales and operating expenses. We also review other metrics such as EBITDA and Adjusted EBITDA. For a discussion of our use of Adjusted EBITDA and a reconciliation to net income, please refer to “Selected Consolidated Financial Data”.

Segments

Our Wholesale segment generates revenues globally through sales of our Amscan, Designware, Anagram and other party supplies to party goods superstores, including our company-owned and franchised stores, independent party supply stores, dollar stores, mass merchants, grocery retailers and gift shops. Domestic and international sales accounted for 77% and 23%, respectively, of our total wholesale sales in 2011. International wholesale sales are expected to increase as a result of our recent acquisitions and the further maturation of international party supply markets.

Our Retail segment generates revenues from the sale of merchandise to the end consumer through our chain of company-owned party goods stores, online through our e-commerce websites, including PartyCity.com, and through our chain of temporary Halloween locations. Franchise revenues include royalties on franchise retail sales and franchise fees charged for the initial franchise award and subsequent renewals. Our retail sales of party goods are fueled by everyday events such as birthdays, various seasonal events and other special occasions occurring throughout the year. In addition, through Halloween City, our temporary Halloween business, we seek to maximize our Halloween seasonal opportunity. As a result, in the year ended 2011, our Halloween business represented approximately 26% of our total domestic retail sales, generally occurring in a five-week selling season ending on October 31. We expect to continue to generate a significant portion of our retail sales during the Halloween selling season.

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

Comparable Retail Same-Store Sales. The growth in same-store sales represents the percentage change in same-store sales in the period presented compared to the prior year. Same-store sales exclude the net sales of a store for any period if the store was not open during the same period of the prior year. Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the applicable reporting period. When a store is reconfigured or relocated within the same general territory, the store continues to be treated as the same store. If, during the period presented, a store was closed, sales from that store up to and including the closing day are included as same-store sales as long as the store was open during the same period of the prior year. FCPO stores that are in the process of being converted have not been included in Party City same store-sales and will not be included until the thirteenth month following conversion. Same-store sales for the “Party City brand” include e-commerce sales.

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

Wholesale Selling Expenses. Wholesale selling expenses include the costs associated with our wholesale sales and marketing efforts, including licensing, merchandising and customer service. Costs include the salaries and benefits of the related work force, including sales-based bonuses and commissions. Other costs include catalogues, showroom rent, travel and other operating costs. Certain selling expenses, such as sales-based bonuses and commissions, vary in proportion to sales, while other costs vary based on other factors, such as our marketing efforts, or are largely fixed and do not necessarily increase as sales volume increases.

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

General and Administrative Expenses. General and administrative expenses include all operating costs not included elsewhere in the statement of income. These expenses include payroll and other expenses related to operations at our corporate offices including occupancy costs, related depreciation and amortization, legal and professional fees and data-processing costs. These expenses generally do not vary proportionally with net sales.

Art and Development Costs. Art and development costs include the costs associated with art production, creative development and product management. Costs include the salaries and benefits of the related work force. These expenses generally do not vary proportionally with net sales.

EBITDA and Adjusted EBITDA. We define EBITDA as net income (loss) before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to exclude certain cash and non-cash, non-recurring items. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate EBITDA or Adjusted EBITDA in the same manner. We present EBITDA in this report because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. We present Adjusted EBITDA in this report as a further supplemental measure of our performance and in connection with our annual cash incentive plan.

Executive Overview

Our recent financial results demonstrate continued growth and profitability enhancements during a difficult economic environment. For the year ended December 31, 2011, we posted revenue growth of 17.1% and Adjusted EBITDA growth of 18.6% as compared to the same period in 2010. The revenue growth reflects the impact of our recent acquisitions as well as increased sales to our customers across most channels. In addition to the higher sales, the Adjusted EBITDA growth also reflects an increase in the percentage of our products sold through our company-owned stores allowing us to capture the manufacturing or wholesale-to-retail margin on a growing share of our retail sales. For a discussion of our use of Adjusted EBITDA and a reconciliation to net income, please refer to “Selected Consolidated Financial Data.”

During the last two years, we completed four acquisitions that expanded our product line and channel reach. The March 2010 acquisition of the Designware party division of American Greetings (“Designware”) strengthens our juvenile licensed character portfolio while increasing our reach into the grocery retail and mass merchant channels. The September 2010 acquisition of the U.K.-based Christy’s Group provides costume-design and sourcing capabilities as well as additional resources in the U.K. and European markets. In January 2011, we acquired Germany-based Riethmüller, including the Malaysian operations of latex balloon manufacturer Everts Balloon. This acquisition expanded our reach in Europe while also enabling us to directly supply a significant portion of our latex balloon requirements previously sourced from third-party vendors. We expect these acquisitions to enhance our distribution capabilities and product line and increase our profits as we continue to capitalize on our vertical model by increasing the percentage of our products sold through Party City. In July 2011, we acquired Party Packagers, a Canadian retailer of party goods and outdoor toys. The acquisition further expanded our vertical business model, giving us a significant retail presence in Canada. The acquisitions of Riethmüller and Party Packagers and full-year contributions from the Christy’s Group and Designware directly increased our consolidated 2011 revenues by $122.0 million.

We also experienced growth in our domestic retail business, which was principally driven by an increase in same-store sales for the Party City brand, including e-commerce. Same-store sales for the Party City brand increased by 8.7% from 2010 to 2011, with e-commerce sales increasing by 88.7% and Party City same-store sales increasing by 4.6%. Same-store sales for the Party City brand increased by 3.3% from 2009 to 2010, with e-commerce sales increasing by 146.6% and Party

City same-store sales increasing by 1.4%. Party City brand sales also increased in 2011 due to the net addition of 48 new stores during the year and the impact of a full year of sales for the net addition of 57 new stores during 2010. Additionally, the FCPO stores converted to the Party City format in 2011 experienced a 21.8% increase in sales over 2010, compared to a 13.8% increase for FCPO stores converted to the Party City format during 2010.

Other Factors Affecting Our Results

Important events that have impacted or will impact the results presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include:

Christy’s Group. On September 30, 2010, we acquired the Christy’s Group for total consideration of approximately $34.3 million. The Christy’s Group designs and distributes costumes and other garments and accessories through its operations in Asia and the U.K. The results of operations of the Christy’s Group are included in our consolidated financial statements from September 30, 2010. Due to the additional nine months of operations in 2011, our sales increased by $35.2 million over 2010. Also, the Christy’s Group has historically had a lower gross margin than the margin generated by our wholesale operations and the acquisition reduced our gross margin in 2011.

Riethmüller GmbH. On January 30, 2011, we acquired Riethmüller for total consideration of approximately $47.1 million. Riethmüller is a 150-year-old German balloon producer and the pre-eminent brand for party and carnival items in Germany, Austria and Switzerland. The acquisition expands our vertical business model into the latex balloon category and gives us a significant presence in Germany, Poland and Malaysia. The results of operations of Riethmüller are included in our consolidated financial statements from the date of acquisition and included revenues of $55.5 million for 2011. Similar to the Christy’s Group, the historical gross margin of Riethmüller has been lower than the margin generated by our wholesale operations and, as a result, the inclusion of Riethmüller in our 2011 results reduced our gross margin.

Party Packagers. On July 29, 2011, we acquired Party Packagers for total consideration of approximately $31.8 million. Party Packagers is a Canadian retailer of party goods and outdoor toys. The acquisition expands our vertical business model, giving us a significant retail presence in Canada. The results of operations of Party Packagers are included in our consolidated financial statements from the date of acquisition and, including temporary Halloween locations, generated revenues of $30.9 million in 2011.

Refinancing. On August 13, 2010, we entered into the New ABL Facility for an aggregate principal amount of up to $350 million, as amended, for working capital, general corporate purposes and the issuance of letters of credit. The New ABL Facility, which matures in August 2015, was used to refinance our prior asset-based revolver and certain other term debt.

On December 2, 2010, we entered into the $675.0 million New Term Loan Credit Agreement and used the proceeds to refinance our existing $342.0 million term loan facility, pay a one-time cash dividend to PCHI common stockholders and make a cash dividend equivalent payment to PCHI vested time-based option holders and warrant holders aggregating approximately $311.2 million and to pay $18.1 million of related fees and expenses. The New Term Loan Credit Agreement matures in December 2017.

As a result of higher interest rates and debt following these refinancings, our interest expense increased in 2011.

Equity Based Compensation. In December 2010, in connection with the refinancing of our term loan agreement, our board of directors declared a one-time cash dividend totaling $311.2 million, which included $9.4 million to holders of vested time-based options, which was included in stock compensation expense in 2010. In addition, holders of unvested options at the date such dividend was declared will receive a comparable distribution, if and when the options vest. As a result, during 2011, certain options vested and we recorded a $0.6 million charge to stock compensation expense and, at December 31, 2011, the aggregate potential distribution associated with unvested options was $17.9 million, which would also result in a charge to stock compensation expense.

Results of Operations

Year Ended December 31, 2011 Compared To Year Ended December 31, 2010

The following tables set forth our operating results and operating results as a percentage of total revenues for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011		2010
	(dollars in thousands)
Revenues:
Net sales	$1,852,869	99.0%	$1,579,677	98.8%
Royalties and franchise fees	19,106	1.0	19,417	1.2

Total revenues	1,871,975	100.0	1,599,094	100.0

Expenses:
Cost of sales	1,118,973	59.8	943,058	59.0
Wholesale selling expenses	57,905	3.1	42,725	2.7
Retail operating expenses	325,332	17.3	296,891	18.6
Franchise expenses	13,685	0.7	12,269	0.8
General and administrative expenses	138,074	7.4	134,392	8.4
Art and development costs	16,636	0.9	14,923	0.9
Impairment of trade name	—	—	27,400	1.7

Total expenses	1,670,605	89.2	1,471,658	92.0

Income from operations	201,370	10.8	127,436	8.0

Interest expense, net	77,743	4.2	40,850	2.6
Other expense, net	1,476	0.1	4,208	0.3

Income before income taxes	122,151	6.5	82,378	5.2
Income tax expense	45,741	2.4	32,945	2.1

Net income	76,410	4.1	49,433	3.1
Less: net income attributable to noncontrolling interests	135	0.0	114	0.0

Net income attributable to Amscan Holdings, Inc.	$76,275	4.1%	$49,319	3.1%

Revenues

Total revenues for 2011 were $1,872.0 million, or 17.1%, higher than 2010. The following table sets forth the composition of our total revenues for 2011 and 2010.

	Year Ended December 31,
	2011		2010
	Dollars in Thousands	Percentage of Total Revenue	Dollars in Thousands	Percentage of Total Revenue
Revenues
Sales
Wholesale	$940,073	50.2%	$769,247	48.1%
Eliminations	(355,168)	(19.0)%	(298,355)	(18.7)%

Net wholesale	584,905	31.2%	470,892	29.4%
Retail	1,267,964	67.8%	1,108,785	69.4%

Total net sales	1,852,869	99.0%	1,579,677	98.8%
Royalties and franchise fees	19,106	1.0%	19,417	1.2%

Total revenues	$1,871,975	100.0%	$1,599,094	100.0%

Wholesale

Net sales for 2011 of $584.9 million were $114.0 million or 19.5% higher than net sales for 2010. During 2011, net sales to domestic party goods retailers, including our franchisee network, and to other domestic party goods distributors totaled $284.9 million and were $3.7 million or 1.3% higher than during 2010. The increase in sales was principally attributable to an increase in Halloween products shipped directly to our franchise stores under a distribution center bypass program including $3.9 million of synergistic sales of Christy’s Halloween and other costumes. In addition, 2011 sales benefited from nearly three additional months of Designware product sales or $0.4 million compared to 2010. Net sales of metallic balloons of $105.9 million were $9.5 million or 9.9% higher than 2010, with the sales growth occurring across most channels, including domestic and international balloon distributors, dollar stores and custom. International sales, excluding export sales of metallic balloons, totaled $194.1 million and were $100.8 million higher than 2010, principally reflecting the acquisition of the Christy’s Group in September 2010 and Riethmüller in late January 2011. The contribution from the Christy’s Group in 2011 was $35.2 million higher than 2010, due to an additional nine months of operations, and the Riethmüller acquisition contributed $55.5 million to 2011 sales. In addition, changes in foreign currency exchange rates resulted in a $4.8 million or 5.1% increase in international sales over 2010.

Intercompany sales to our retail affiliates of $355.2 million were $56.8 million or 19.0% higher than during 2010 and represented 37.8% of total wholesale sales in 2011, compared to 38.8% in 2010. The increase in intercompany sales principally reflects an increase in Halloween products, including synergistic sales of Christy’s Halloween costumes. During 2011, our wholesale sales to our Party City branded retail stores represented 61.0% of the stores’ total purchases, compared to 57.5% in 2010. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Retail

Retail sales for 2011 of $1,268.0 million were $159.2 million or 14.4% higher than retail sales in 2010. The retail sales at our Party City stores (including all converted FCPO stores) totaled $954.2 million and were $ 154.9 million or 19.4% higher than in 2010. Additionally, our e-commerce sales totaled $76.0 million in 2011 and were $35.8 million or 89.1% higher than in 2010. Same-store sales for the Party City brand, including e-commerce, increased by 8.7% from 2010, with e-commerce sales increasing by 88.7%, driven by an 88.2% increase in transaction count and a 0.5% increase in average transaction dollar size and Party City same-store sales increasing by 4.6%, driven by a 2.7% increase in average transaction dollar size and a 1.9% increase in transaction count. The increase in sales is partially attributable to the successful shift in our principal advertising strategy from free standing newspaper inserts to a national broadcasting campaign, coupled with other successful online initiatives implemented since our re-launch of the PartyCity.com website in August 2009. The increase in Party City store sales also reflects the net addition of 48 new stores during 2011, including the opening of 16 stores, the acquisition of eight stores from franchisees, and the conversion of 31 FCPO stores to the Party City format during that time period, offset by the closure of seven stores. Additionally, 2011 Party City store sales benefited from the impact of a full year of sales for the net addition of 57 new stores during 2010. During 2011, sales at stores converted from the FCPO format to the Party City format during the year were 21.8% higher than sales at those same stores during 2010. Converted FCPO stores are included in Party City’s same-store sales beginning with the thirteenth month following conversion. Net sales at our temporary Halloween stores, including 16 stores operated in Canada, totaled $106.0 million and were $4.6 million higher than in 2010. The 26 Party Packagers stores acquired at the end of July 2011 added net sales of $25.7 million during 2011. Sales at all other store formats, including unconverted FCPO and outlet stores, totaled $106.1 million and were $61.8 million or 36.8% lower than in 2010. The decrease principally reflects the conversion of 31 FCPO stores to the Party City format and the closure of 27 stores during 2011.

Royalties and franchise fees

Royalties and franchise fees of $19.1 million for 2011 were comparable to 2010 as the negative impact on royalty income from the net decrease of 11 franchise stores during 2011 was substantially offset by the impact of increased same-store sales at the remaining franchise stores.

Gross Profit

Our total margin on net sales for 2011 was 39.6% or 70 basis points lower than 2010. The following table sets forth our gross profit on associated net sales for 2011 and 2010.

	Year Ended December 31,
	2011		2010
	Dollars in Thousands	Percentage of Associated Net Sales	Dollars in Thousands	Percentage of Associated Net Sales
Net Wholesale	$201,246	34.4%	$174,507	37.1%
Retail	532,650	42.0%	462,112	41.7%

Total	$733,896	39.6%	$636,619	40.3%

The gross profit margin on associated net sales at wholesale for 2011 was 34.4% or 270 basis points lower than 2010. The decrease in wholesale gross profit margin partially reflects the dilutive impact of our recent international acquisitions, the Christy’s Group and Riethmüller, which have lower gross profit margins relative to our historical wholesale operations. The impact of the Christy’s Group and Riethmüller on wholesale gross profit margin was approximately 110 basis points of the decline in 2011. The remaining decline reflected a combination of increased sales of lower margin products and increases in certain raw material and product costs.

Retail gross profit margin for 2011 was 42.0% or 30 basis points higher than 2010, as the impact of a greater percentage of our wholesale products sold at retail and the realization of higher previously deferred manufacturing and distribution margin in 2011 compared to 2010 were partially offset by a decrease in the margin for temporary Halloween stores from 2010 to 2011 and, to a lesser extent, the inclusion of lower margin Party Packagers sales. During 2011, 63.6% of our Party City branded store sales were products supplied by our wholesale operations, compared to 61.1% for 2010.

Operating expenses

Wholesale selling expenses of $57.9 million for 2011 were $15.2 million or 35.6% higher than 2010. The increase in wholesale selling expenses principally reflects the additional expenses of the Christy’s Group and Riethmüller of $6.7 million and $4.8 million, respectively. Wholesale selling expenses were 6.2% of total wholesale sales in 2011, compared to 5.6% in 2010. The increase was principally due to the cost structures of the Christy’s Group and Riethmüller as selling expenses for the two recently acquired businesses were 12.1% of their 2011 sales. Excluding the impact of the Christy’s Group and Riethmüller, wholesale selling expenses were 5.5% of total wholesale sales in both 2011 and 2010.

Retail operating expenses for 2011 of $325.3 million were $28.4 million higher than 2010. The increase in retail operating expenses reflects the growth in our retail store base, including a $11.3 million increase due to the growth in our

e-commerce operations and $7.7 million of expenses related to the acquisition of Party Packagers. E-commerce costs reflect additional distribution, website and customer service costs. The increase in retail operating expenses also reflects additional costs associated with a national broadcasting campaign and inflationary increases in retail expenses. As a percent of retail sales, retail operating expenses were 25.6% for 2011, compared to 26.8% for 2010. Franchise expenses for 2011 of $13.7 million were $1.4 million or 11.4% higher than 2010, principally due to an increase in commissions paid to franchisees on e-commerce sales originating in their territories.

As a percentage of total revenues, general and administrative expenses decreased to 7.4% for 2011, compared to 8.4% for 2010. General and administrative expenses for 2011 of $138.1 million were $3.7 million or 2.8% higher than 2010, as additional expenses from the acquisitions of the Christy’s Group, Riethmüller and Party Packagers of $0.7 million, $8.1 million and $2.2 million, respectively, were partially offset by 2010 including $9.4 million of stock compensation expense arising from the payment of the December 2010 dividend distribution to vested time-based option holders.

Art and development costs of $16.6 million for 2011 were $1.7 million or 11.4% higher than 2010, principally reflecting increases in personnel, compensation and employee benefits. As a percentage of total revenues, art and development costs were 0.9% in both 2011 and 2010.

During 2010, we instituted a program to convert substantially all of our FCPO stores to either Party City stores or to an outlet format and recorded a $27.4 million non-cash charge in 2010 for the impairment of the Factory Card & Party Outlet trade name.

Interest expense, net

Interest expense, net, of $77.7 million for 2011 was $36.8 million higher than 2010. The increase was principally due to higher interest rates and the $326.6 million increase in our term loan borrowings following the New ABL Facility refinancing in August 2010 and the New Term Loan Credit Agreement refinancing in December 2010, the proceeds of which were used to make a dividend distribution.

Other expense, net

Other expense, net, was $1.5 million for 2011 compared to $4.2 million for 2010. During 2011 and 2010, Other expense, net, principally consisted of our share of income from an unconsolidated balloon distribution joint venture in Mexico, foreign currency gains and acquisition related expenses. During 2010 Other expense, net also included $2.4 million of costs related to the New ABL Facility refinancing and the New Term Loan Credit Agreement refinancing.

Income tax expense

Income tax expense for 2011 and 2010 reflected consolidated effective income tax rates of 37.4% and 40.0%, respectively. The higher effective income tax rate in 2010 was primarily attributable to adjustments to deferred tax accounts related to previous acquisitions and non-deductible non-cash stock option and warrant-related charges, partially offset by higher domestic manufacturing deductions in 2010.

Year Ended December 31, 2010 Compared To Year Ended December 31, 2009

The following tables set forth our operating results and operating results as a percentage of total revenues for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010		2009
	(dollars in thousands)
Revenues:
Net sales	$1,579,677	98.8%	$1,467,324	98.7%
Royalties and franchise fees	19,417	1.2	19,494	1.3

Total revenues	1,599,094	100.0	1,486,818	100.0

Expenses:
Cost of sales	943,058	59.0	899,041	60.5
Wholesale selling expenses	42,725	2.7	39,786	2.7
Retail operating expenses	296,891	18.6	261,691	17.6
Franchise expenses	12,269	0.8	11,991	0.8
General and administrative expenses	134,392	8.4	119,193	8.0
Art and development costs	14,923	0.9	13,243	0.9
Impairment of trade name	27,400	1.7	—	—

Total expenses	1,471,658	92.0	1,344,945	90.5

Income from operations	127,436	8.0	141,873	9.5

Interest expense, net	40,850	2.6	41,481	2.8
Other expense (income), net	4,208	0.3	(32)	0.0

Income before income taxes	82,378	5.2	100,424	6.7
Income tax expense	32,945	2.1	37,673	2.5

Net income	49,433	3.1	62,751	4.2
Less: net income attributable to noncontrolling interest	114	0.0	198	0.0

Net income attributable to Amscan Holdings, Inc.	$49,319	3.1%	$62,553	4.2%

Revenues

Total revenues for 2010 were $1,599.1 million or 7.6% higher than in 2009 reflecting growth in both reporting segments. The following table sets forth the composition of our total revenues for 2010 and 2009.

	Year Ended December 31,
	2010		2009
	Dollars in Thousands	Percentage of Total Revenue	Dollars in Thousands	Percentage of Total Revenue
Revenues:
Sales:
Wholesale	$769,247	48.1%	$633,006	42.6%
Eliminations	(298,355)	(18.7)	(221,647)	(14.9)

Net wholesale	470,892	29.4	411,359	27.7
Retail	1,108,785	69.4	1,055,965	71.0

Total net sales	1,579,677	98.8	1,467,324	98.7
Royalties and franchise fees	19,417	1.2	19,494	1.3

Total revenues	$1,599,094	100.0%	$1,486,818	100.0%

Wholesale

Net sales for 2010 of $470.9 million were $59.5 million or 14.5% higher than net sales for 2009. Net sales to domestic party goods retailers, including our franchisee network, and to other domestic party goods distributors totaled $281.2 million and were $35.3 million or 14.4% higher than 2009 sales. The increase in sales principally reflects the acquisition of Designware in March 2010, which added sales of approximately $11.1 million, as well as a return to near normal purchasing patterns and inventory levels by retailers, following their reduction in purchasing during the economic downturn in 2009. Net sales of metallic balloons were $96.4 million or 14.1% higher than in 2009 and also reflect the normalization of purchasing patterns by domestic balloon distributors. International sales totaled $93.3 million and were $12.3 million or 15.2% higher than in 2009, primarily the result of the acquisition of the Christy’s Group in September 2010. Changes in foreign currency exchange rates resulted in a 2.1% increase in the international sales over 2009.

Intercompany sales to our retail affiliates of $298.4 million were $76.7 million or 34.6% higher than in 2009 and represented 38.8% of total wholesale sales in 2010 compared to 35.0% in 2009. The increase in intercompany sales principally reflects the impact of the acquisition of Designware and the growth of our products as a percentage of the total products sold in our retail stores, particularly at our rebranded and re-merchandised FCPO stores. During 2010, our wholesale sales to our Party City branded retail stores represented 57.5% of the stores’ total purchases, compared to 50.3% in 2009. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Retail

Retail sales for 2010 at our company-owned stores of $1,108.8 million were $52.8 million or 5.0% higher than retail sales for 2009. The retail sales of our company-owned Party City stores (excluding FCPO conversions) totaled $770.7 million and were $15.8 million or 2.1% higher than in 2009. Our e-commerce sales totaled $40.2 million in 2010, compared to $13.4 million in 2009, reflecting the successful re-launch of the PartyCity.com website. Same-store sales for the Party City brand, including e-commerce sales for the period subsequent to the re-launch of the website in August 2009, increased by 3.3% from 2009 to 2010, with e-commerce sales increasing by 146.6%, driven by a 106.3% increase in transaction count and a 40.3% increase in average transaction dollar size and Party City same-store sales increasing by 1.4%, driven by a 2.0% increase in transaction count, partially offset by a 0.6% decrease in average sale price per transaction. Party City same-store sales accelerated during 2010, with growth of 0.6%, 0.2%, 1.6% and 2.6% for the first, second, third and fourth quarters, respectively, driven in part by the successful shift in our principal advertising strategy from free standing newspaper inserts to a national broadcasting campaign. The increase in Party City store sales also reflects the addition of 33 stores (excluding FCPO conversions), including the acquisition of 20 stores from franchisees, partially offset by the sale or closure of 16 stores in 2010. Additionally, we converted 40 FCPO stores to the Party City format, which generated sales of $28.6 million in 2010, a $3.5 million or 13.8% increase over 2009. Prior to this conversion to the Party City format, these 40 FCPO stores generated comparable sales of $25.1 million in 2009. Converted FCPO stores are included in Party City’s same-store sales beginning with the thirteenth month following conversion. Net sales at our temporary Halloween City locations totaled $101.4 million and were $33.4 million or 49.1% higher than in 2009, reflecting an increase in the number of locations to 404 in 2010 from 247 in 2009, partially offset by an 8.8% decrease in average sales per location compared to 2009. The decrease in average Halloween City sales per location is primarily attributable to the expansion in 2010 into several new territories with existing competition. Sales at all other store formats, including unconverted FCPO and outlet stores, totaled $167.8 million and were $26.7 million or 13.7% lower than in 2009. The decrease reflects the closure of six FCPO and 17 outlet stores during 2010 and the impact of liquidating non-conforming FCPO inventories prior to the stores’ remerchandising and rebranding.

Royalties and franchise fees

Royalties and franchise fees for 2010 totaled $19.4 million and were $0.1 million lower than in 2009 principally as a result of a net decrease of 18 franchise stores that occurred primarily during the fourth quarter of 2010.

Gross profit

Our total margin on net sales for 2010 was 40.3% or 160 basis points higher than in 2009. The following table sets forth our consolidated gross profit and gross margin on associated net sales for 2010 and 2009.

	Year Ended December 31,
	2010		2009
	Dollars in Thousands	Percentage of Associated Net Sales	Dollars in Thousands	Percentage of Associated Net Sales
Net Wholesale	$174,507	37.1%	$148,424	36.1%
Retail	462,112	41.7%	419,859	39.8%

Total	$636,619	40.3%	$568,283	38.7%

The gross margin on net sales at wholesale for 2010 was 37.1% or 100 basis points higher than in 2009. The increase in wholesale gross margin principally reflects changes in product mix, including a greater percentage of higher margin decorated tableware and accessories due, in part, to the acquisition of Designware, the impact of product price increases and the continued leveraging of our distribution infrastructure, partially offset by increases in input costs.

Retail gross profit margin for 2010 was 41.7% or 190 basis points higher than in 2009 principally due to a greater percentage of products sold at retail that were manufactured or sourced by us, including Designware products, resulting in a higher margin.

Operating expenses

Wholesale selling expenses totaled $42.7 million and were $2.9 million or 7.4% higher than in 2009. The increase in 2010 wholesale selling expenses, as compared to 2009, principally reflects increases in compensation and employee benefits and $0.8 million of expenses related to the Christy’s Group. Selling expenses were 2.7% of total revenue in both 2010 and 2009.

Retail operating expenses of $296.9 million for 2010 were $35.2 million or 13.5% higher than 2009, principally reflecting additional costs associated with the growth in our temporary Halloween and e-commerce businesses. E-commerce costs reflect higher distribution, website and customer service costs. The increase in retail operating expenses also reflects the addition of 18 stores in 2010. In addition, during 2010, we implemented a national broadcast-based advertising program, the costs of which were partially offset by a reduction in advertising through free standing newspaper inserts. Retail operating expenses were 26.8% of retail sales in 2010 and 24.8% of retail sales in 2009. Franchise expenses for 2010 of $12.3 million were $0.3 million or 2.3% higher than in 2009. Franchise expenses were 63.2% of franchise-related revenue in 2010 compared to 61.5% in 2009.

General and administrative expenses for 2010 totaled $134.4 million and were $15.2 million or 12.8% higher than in 2009. The increase in general and administrative expenses reflects increased equity-based expenses, an additional $4.2 million to support our expanding temporary Halloween operations and $1.9 million of additional expenses related to the Christy’s Group in 2010. In 2010, equity-based expenses included $9.4 million of stock compensation expense arising from the payment of the December 2010 dividend distribution to vested time-based option holders and a $5.3 million non-cash charge related to certain redeemable options and warrants held by employees that were marked to market.

These increases in general and administrative expense were partially offset by a lower provision for bad debts in 2010 as compared to 2009 and the continued implementation of cost reductions that began in 2009, including the consolidation of FCPO’s former corporate office operations in Naperville, Illinois into those of Party City. As a percentage of total revenues, general and administrative expenses were 8.4% for 2010 compared to 8.0% for 2009.

Art and development costs for 2010 totaled $14.9 million and were $1.7 million higher than in 2009, principally reflecting an increase in personnel and compensation and employee benefits. As a percentage of total revenues, art and development costs were 0.9% in 2010, comparable to 2009.

During 2010, we instituted a program to convert substantially all of our FCPO stores to either Party City stores or to an outlet format and recorded a $27.4 million non-cash charge for the impairment of the Factory Card & Party Outlet trade name.

Interest expense, net

Interest expense of $40.9 million for 2010 was comparable to 2009. Despite increases in our revolving and term loan interest rates in August and December of 2010, respectively, and a $326.6 million increase in our term debt following our December 2010 dividend distribution, our average debt and effective interest rate for 2010 were comparable to those of 2009.

Other expense, net

Other expense, net, for 2010 totaled $4.2 million. Other expense, net, includes costs of $2.4 million associated with the refinancing of our revolving and term debt credit facilities in 2010 and $1.6 million of acquisition-related costs. These costs were partially offset by our share of income from an unconsolidated balloon distribution joint venture located in Mexico.

Income tax expense

Income tax expense for 2010 and 2009 reflected consolidated effective income tax rates of 40.0% and 37.5% respectively. The increase in the 2010 effective income tax rate is primarily attributable to certain adjustments related to deferred tax accounts recorded in the current year related to activities associated with previous acquisitions and non-deductible, non-cash stock option and warrant related charges, partially offset by an increased domestic manufacturing deduction, a lower average state income tax rate, the expiration of certain states’ statutes of limitations that resulted in the recognition of previous unrecognized tax benefits and the favorable settlement of the audit of our 2007 federal tax return.

Liquidity and Capital Resources

Capital Structure

On August 13, 2010, the Company entered into a new senior secured asset-based revolving credit facility (the “New ABL Facility”), for an aggregate principal amount, as amended, of up to $350 million for working capital, general corporate purposes and the issuance of letters of credit. The New ABL Facility was principally used to refinance the Company’s existing asset-based revolving loans. On September 12, 2011, the Company entered into an amendment to increase its commitment by $25 million. The increase results in an aggregate commitment for extensions of credit of $350 million.

On December 2, 2010, the Company entered into a $675 million senior secured term loan facility (the “New Term Loan Credit Agreement”). The Company used the proceeds from this facility to refinance the then existing $342 million term loan facility, pay a one-time cash dividend to common stockholders, make a cash payment in lieu of a dividend to certain option and warrant holders, aggregating approximately $311.2 million, and pay related fees and expenses. The term loan under the New Term Loan Credit Agreement was issued at a 1%, or $6.8 million, discount that is being amortized by the effective interest method over the life of the loan.

New ABL Facility

The New ABL Facility, as amended, provides for (a) revolving loans in an aggregate principal amount at any time outstanding not to exceed $350 million, subject to a borrowing base described below, (b) swing-line loans in an aggregate principal amount at any time outstanding not to exceed 10% of the aggregate commitments under the facility and (c) letters of credit, in an aggregate face amount at any time outstanding not to exceed $50 million, to support payment obligations incurred in the ordinary course of business by the Company and its subsidiaries.

Under the New ABL Facility, the borrowing base at any time equals (a) 85% of eligible trade receivables plus (b) 85% of eligible inventory at its net orderly liquidation value and (c) 90% of eligible credit card receivables, less (d) certain reserves.

Amounts borrowed under the New ABL Facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) an alternate base rate determined by reference to the highest of (1) the prime rate of Wells Fargo Bank, N.A., (2) the federal funds rate in effect on such date plus 1/2 of 1.00% and (3) the LIBOR rate for a three-month interest period plus 1% or (b) the LIBOR rate determined by reference to the LIBOR cost of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs. The applicable margin percentage ranges from 1.25% to 1.75% for alternate base rate loans and from 2.25% to 2.75% for loans based on the LIBOR rate, in each case based on average historical excess availability (as defined in the New ABL Facility). The applicable margin at December 31, 2011 was 1.75% for alternate base rate loans and 2.75% for loans based on the LIBOR rate.

In addition to paying interest on outstanding principal under the New ABL Facility, the Company is required to pay a commitment fee of between 0.375% and 0.50% per annum in respect of the unutilized commitments thereunder. The Company must also pay customary letter of credit fees and agency fees.

The New ABL Facility also provides that the Company has the right from time to time to request additional commitments, of which $100 million remains available. The lenders under the New ABL Facility are not under any obligation to provide any such additional commitments, and any increase in commitments is subject to several conditions precedent and limitations. If we were to request any additional commitments, and the existing lenders or new lenders were to agree to provide such commitments, the facility size could be increased to up to $450 million, but our ability to borrow under this facility would still be limited by the amount of the borrowing base under this facility and limitations on incurring additional indebtedness under the New Term Loan Credit Agreement and the indenture governing the senior subordinated notes.

The New ABL Facility has a maturity date of August 13, 2015 or, if still outstanding, the date that is 120 days prior to the scheduled maturity of the senior subordinated notes or any indebtedness that refinances the senior subordinated notes.

In connection with the New ABL Facility, the Company incurred $3.9 million in finance costs that have been capitalized and will be amortized over the life of the loan.

All obligations under the New ABL Facility are jointly and severally guaranteed by PCHI and each existing and future domestic subsidiary of the Company. The Company and each guarantor has secured its obligations, subject to certain exceptions and limitations, including obligations under its guaranty, as applicable, by a first-priority lien on its accounts receivable, inventory, cash and proceeds and assets related thereto and a second-priority lien on substantially all of its other assets, including a pledge of all of the capital stock held by the Company and each guarantor (which, in the case of capital stock of any foreign subsidiary, is limited to 65% of the voting stock of such foreign subsidiary and 100% of the non-voting stock of such foreign subsidiary).

The New ABL Facility contains negative covenants that, among other things and subject to certain exceptions, restrict the ability of the parent, the Company and any of its restricted subsidiaries to:

•	incur additional indebtedness;

•

pay dividends or distributions on capital stock or redeem, repurchase or retire capital stock of the Company, the parent or any restricted subsidiary or make payments on, or redeem, repurchase or retire any indebtedness;

•	make certain investments, loans, advances and acquisitions;

•	enter into sale and leaseback transactions;

•	engage in transactions with affiliates;

•	create liens;

•	transfer or sell assets;

•	guarantee debt;

•	create restrictions on liens or the payment of dividends or other amounts to us from our restricted subsidiaries;

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries; and

•	engage in unrelated businesses.

In addition, we must comply with a fixed charge coverage ratio if our excess availability under the New ABL Facility on any day is less than (a) 15% of the lesser of the aggregate commitments and the then borrowing base under the New ABL Facility or (b) $25 million. The fixed charge coverage ratio is the ratio of (i) Adjusted EBITDA (as defined in the New ABL Facility) minus the unfinanced portion of consolidated capital expenditures (as defined in the New ABL Facility) to (ii) fixed charges (as defined in the New ABL Facility). The Company has not been subjected to the fixed charge coverage ratio as its excess availability has not fallen below the amounts specified above.

The New ABL Facility also contains certain customary affirmative covenants and events of default, including a change-in-control provision and a cross-default provision in the case of a default according to the terms of any indebtedness with an aggregate principal amount of $20 million or more.

Borrowings under the New ABL Facility at December 31, 2011 totaled $131.1 million at interest rates ranging from 3.03% to 5.00%. Outstanding standby letters of credit totaled $14.8 million and the Company had $204.1 million of excess availability under the terms of the New ABL Facility at December 31, 2011.

New Term Loan Credit Agreement

Amounts borrowed under the New Term Loan Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (a) an alternate base rate determined by reference to the highest of (1) the prime rate of Credit Suisse AG, (2) the federal funds rate in effect on such date plus 1/2 of 1.00% and (3) the LIBOR rate for a one-month interest period plus 1.00% or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant interest period, adjusted for certain additional costs. The applicable margin percentage is 4.25% for alternate base rate loans and 5.25% for loans based on the LIBOR rate.

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

The New Term Loan Credit Agreement provides that the term loans are subject to a 1.00% prepayment premium if voluntarily repaid under certain circumstances before December 2, 2011. Otherwise, we may voluntarily prepay the term loans at any time without premium or penalty, other than customary breakage costs with respect to loans based on the LIBOR rate. The term loans are subject to mandatory prepayment, subject to certain exceptions, with (i) 100% of net proceeds arising from all non-ordinary course asset sales or other dispositions of property(including casualty events) by the Company or by its subsidiaries, subject to reinvestment rights and certain other exceptions, (ii) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the New Term Loan Credit Agreement, (iii) commencing with the fiscal year ended December 31, 2011, 50% (which percentage will be reduced to 25% if the Company’s total leverage ratio is less than 3.50 to 1.00, but greater than 2.50 to 1.00, and 0% if the Company’s total leverage ratio is less than 2.50 to 1.00) of the Company’s annual excess cash flow (as defined in the New Term Loan Credit Agreement). The total leverage ratio is the ratio of our consolidated total debt (as defined in the New Term Loan Credit Agreement) to Adjusted EBITDA.

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

All obligations under the New Term Loan Credit Agreement are jointly and severally guaranteed by us and each existing and future domestic subsidiary of the Company. The Company and each guarantor has secured its obligations, subject to certain exceptions and limitations, including obligations under its guaranty, as applicable, by a first-priority lien on substantially all of its assets (other than accounts receivable, inventory, cash and proceeds and assets related thereto), including a pledge of all of the capital stock held by the Company and each guarantor (which, in the case of capital stock of any foreign subsidiary, is limited to 65% of the voting stock of such foreign subsidiary and 100% of the non-voting stock of such foreign subsidiary), and a second-priority lien on its accounts receivable, inventory, cash and proceeds and assets related thereto.

The New Term Loan Credit Agreement also contains certain customary affirmative covenants and events of default, including a change in control provision and a cross-default provision in the case of a default according to the terms of any indebtedness with an aggregate principal amount of $20 million or more. The New Term Loan Credit Agreement contains negative covenants that, among other things and subject to certain exceptions, restrict our ability, and the ability of the Company and any of its restricted subsidiaries, to:

•	incur additional indebtedness;

•

pay dividends or distributions on capital stock or redeem, repurchase or retire capital stock of the Company, or any restricted subsidiary or make payments on, or redeem, repurchase or retire any subordinated indebtedness;

•	make certain investments, loans, advances and acquisitions;

•	enter into sale and leaseback transactions;

•	engage in transactions with affiliates;

•	create liens;

•	transfer or sell assets;

•	guarantee debt;

•	create restrictions on liens or the payment of dividends or other amounts to us from our restricted subsidiaries;

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries; and

•	engage in unrelated businesses.

In connection with the New Term Loan Credit Agreement, the Company incurred $13.0 million in finance costs that have been capitalized and will be amortized over the life of the loan.

At December 31, 2011, the outstanding principal amount of term loans under the New Term Loan Credit Agreement was $660.9 million, which reflects an original issue discount of $5.7 million net of $1.1 million of accumulated amortization, and an interest rate on borrowings of 6.75%.

Other Credit Agreements

In connection with the acquisitions of the Christy’s Group, Riethmuller and Party Packagers, during 2011, the Company, through its subsidiaries, entered into several foreign asset-based and overdraft credit facilities that provide the Company with borrowing capacity of GBP 19.0 million, CDN 4.0 million, EUR 1.8 million and MYR 5.0 million. At December 31, 2011, borrowings under the foreign facilities totaled $8.2 million. Borrowings under the foreign facilities generally bear interest at prime plus margins ranging from 1.0% to 1.75%. In connection with one of the facilities, at December 31, 2011, the Company maintained a compensating cash balance of $4.2 million to secure outstanding standby letters of credit.

Long-term borrowings at December 31, 2011 include a mortgage note with the New York State Job Development Authority of $3.5 million. The mortgage note was amended on December 18, 2009, extending the fixed monthly payments of principal and interest for a period of 60 months up to and including December 31, 2014. The note bears interest at the rate of 2.37%, and is subject to review and adjustment semi-annually based on the New York State Job Development Authority’s confidential internal protocols. The mortgage note is collateralized by our Chester, New York distribution facility.

8.75% Senior Subordinated Notes due 2014

In connection with its acquisition by PCHI, an entity formed by Berkshire Partners LLC (“Berkshire Partners”) and Weston Presidio, on April 30, 2004, the Company issued and sold $175.0 million in principal amount of 8.75% senior subordinated notes due 2014. Interest on the notes is payable semi-annually in arrears on May 1 and November 1 of each year. The senior subordinated notes are guaranteed, jointly and severally, on an unsecured subordinated basis by each of the Company’s existing and future domestic subsidiaries.

The indenture governing the senior subordinated notes contains certain covenants limiting, among other things and subject to certain exceptions, the Company’s ability and the ability of the Company’s restricted subsidiaries to:

•	incur additional indebtedness or issue preferred stock;

•

pay dividends or distributions on capital stock or redeem, repurchase or retire capital stock of the Company or any restricted subsidiary or make payments on, or redeem, repurchase or retire any indebtedness subordinated to the senior subordinated notes;

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

The indenture governing the senior subordinated notes also contains certain customary affirmative covenants and events of default, including a cross-payment default provision and cross-acceleration provision in the case of a payment default or acceleration according to the terms of any indebtedness with an aggregate principal amount of $15 million or more.

During the twelve-month period beginning on May 1, 2011 we may redeem the senior subordinated notes, in whole or in part, at 101.458% (expressed as a percentage of the principal amount of the senior subordinated notes to be redeemed) plus accrued and unpaid interest thereon. Beginning on May 1, 2012, we may redeem the notes, in whole or in part, at 100.000% plus accrued and unpaid interest thereon.

If we experience certain types of change in control, we must offer to purchase our senior subordinated notes at 101% of their principal amount, plus accrued and unpaid interest.

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

Other

We have entered into various capital leases for machinery and equipment and automobiles with implicit interest rates ranging from 3.24% to 17.40% which extend to 2016. The Company has numerous non-cancelable operating leases for its retail store sites as well as several leases for offices, distribution and manufacturing facilities, showrooms and equipment. These leases expire on various dates through 2024 and generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance costs.

Restructuring Costs

In connection with the acquisition of Riethmüller in 2011, the Company recorded restructuring charges of $1.0 million related to lease termination costs and costs associated with relocating certain operations. Of the amount, $0.6 million was paid in 2011 and the remaining amount is expected to be paid in 2012.

In connection with the FCPO acquisition in 2007, $9.1 million was accrued related to plans to restructure FCPO’s merchandising assortment and administrative operations and involuntarily terminate a limited number of FCPO personnel. Through December 31, 2011, the Company had paid $8.2 million related to this restructuring, including $0.6 million, $0.9 million and $3.8 million in 2011, 2010 and 2009, respectively. During 2012, the Company expects to make payments of $0.2 million related to this restructuring.

During October of 2009, the Company communicated its plan to close the FCPO corporate office in Naperville, Illinois and to consolidate its retail corporate office operations with those of Party City, in Rockaway, New Jersey. In connection with the closing, the Company recorded additional planned severance costs of $1.8 million during 2009, all of which were paid by December 2010. The Company is continuing to utilize the Naperville facility as a distribution center for its e-commerce business.

Liquidity

We expect that cash generated from operating activities and availability under our credit agreements will be our principal sources of liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the New ABL Facility and the New Term Loan Credit Agreement in an amount sufficient to enable us to repay our indebtedness, including the notes, or to fund our other liquidity needs.

Cash Flow Data — Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net cash provided by operating activities totaled $161.3 million during 2011, as compared to $61.2 million during 2010. Net cash flow provided by operating activities before changes in operating assets and liabilities was $155.7 million during 2011 and $133.4 million during 2010. During 2011, changes in operating assets and liabilities provided $5.6 million of cash. During 2010 changes in operating assets and liabilities used $72.2 million of cash, which principally reflected an increase in inventories to support the replenishment of inventories across the channels we serve from the intentionally low levels reached in 2009, growth in Halloween City locations and additional inventory build related to the Designware acquisition.

Net cash used in investing activities totaled $138.9 million during 2011, as compared to $102.8 million during 2010. Investing activities during 2011 included $47.1 million paid in connection with the acquisition of Riethmüller, $31.8 million paid in connection with the acquisition of Party Packagers, an additional $4.0 million paid in connection with the acquisition of the Christy’s Group, and $12.7 million paid in connection with the purchase of retail franchise stores. Capital expenditures totaled $44.5 million during 2011, compared to $49.6 million in 2010. Retail capital expenditures totaled $31.3 million in 2011 and were principally for new stores, FCPO conversions and store renovations, while wholesale capital expenditures totaled $13.2 million and were principally for printing plates, dies, computer equipment and distribution equipment.

Net cash used in financing activities was $19.8 million during 2011, compared to $46.5 million provided by financing activities in 2010. The 2011 usage principally reflects repayments under the New ABL Facility and scheduled repayments of the New Term Loan Credit Agreement, partially offset by borrowings under the foreign credit facilities.

Cash Flow Data — Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net cash provided by operating activities totaled $61.2 million during 2010, as compared to $123.9 million during 2009. Net cash flow provided by operating activities before changes in operating assets and liabilities was $133.4 million during 2010 and $124.2 million during 2009. Changes in operating assets and liabilities during 2010 resulted in the use of cash of $72.2 million and principally reflect an increase in inventories to support the replenishment of inventories across the channels we serve from the intentionally low levels reached in 2009, growth in Halloween City locations and additional inventory build related to the Designware acquisition. Changes in operating assets and liabilities resulted in the use of cash of $0.2 million during 2009.

Net cash used in investing activities totaled $102.8 million during 2010 and $54.4 million during 2009. Investing activities for 2010 included $30.4 million paid in connection with the purchase of the Christy’s Group and $21.5 million paid in connection with the purchase of retail franchise stores. Capital expenditures totaled $49.6 million in 2010 compared to $26.2 million in 2009. Retail capital expenditures totaled $37.2 million in 2010 and were principally for FCPO conversions, store renovations and updated information systems, while wholesale capital expenditures totaled $12.4 million.

Net cash provided from financing activities was $46.5 million in 2010, compared to $70.2 million used in financing activities in 2009. During 2010, net cash provided by financing activities included $160.6 million from the refinancing of our asset based revolving credit facility and $675.0 million from the refinancing of our term loan credit facility. Cash provided by the refinancing of the revolving credit facility was principally used to pay off the $137.6 million balance on the prior revolving credit facility and the $19.2 million balance of the prior PCFG term loan. The remaining cash from financing under the revolving credit facility was principally used to pay down trade payables. Cash provided by the refinancing of the term loan credit facility was used to pay off the $341.6 million balance on the prior term loan credit facility and to pay a $301.8 million dividend to stockholders (excluding the $9.4 million stock compensation expense). Additionally, cash used in financing activities included scheduled payments on our long-term obligations that totaled $2.6 million, compared to $11.0 million 2009.

Tabular Disclosure of Contractual Obligations

Our contractual obligations at December 31, 2011 are summarized by the year in which the payments are due in the following table (dollars in thousands):

	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt obligations (a)	$839,370	$6,833	$6,872	$182,004	$5,766	$5,773	$632,122
Capital lease obligations (a)	3,606	1,833	447	456	356	514	—
Operating lease obligations (b)	464,060	119,382	88,381	63,615	51,054	40,919	100,709
Merchandise purchase commitments (c)	37,268	10,268	9,000	9,000	9,000	—	—
Minimum product royalty obligations	36,379	11,715	11,980	7,484	4,100	550	550

Total contractual obligations	$1,380,683	$150,031	$116,680	$262,559	$70,276	$47,756	$733,381

(a)	See Note 8 to our Consolidated Financial Statements which are included in this report beginning on page F-1.

(b)    We are also an assignor with continuing lease liability for 13 stores sold to franchisees that expire through 2016. The assigned lease obligations continue until the applicable leases expire. The maximum amount of the assigned lease obligations may vary, but is limited to the sum of the total amount due under the lease. At December 31, 2011, the maximum amount of the assigned lease obligations was approximately $4.9 million and is not included in the table above.

The operating lease obligations included above do not include contingent rent based upon sales volume (which represented less than 1% of minimum lease obligations in 2011), or other variable costs such as maintenance, insurance and taxes. See Note 17 to our Consolidated Financial Statements which are included in this report beginning on page F-1.

(c)    The Company has certain purchase commitments with vendors requiring minimum purchase commitments.

At December 31, 2011, there were $131.1 million of borrowings under our New ABL Credit Facility, and standby letters of credit totaling $14.8 million. Additionally, at December 31, 2011, there were $8.2 million of borrowings under our foreign credit facilities.

Not included in the above table are $0.5 million of net potential cash obligations associated with unrecognized tax benefits due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations. Please refer to Note 16, “Income Taxes,” in the Notes to Consolidated Financial Statements for further information related to unrecognized tax benefits.

Additionally, not included in the above table are expected term debt interest payments, associated primarily with the New Term Loan Credit Agreement, the senior subordinated notes, capital lease obligations and mortgage obligations, of approximately $60.1 million in 2012, $59.6 million in 2013, $48.9 million in 2014, $43.4 million in 2015, $42.9 million in 2016 and $39.0 million thereafter. Interest payments are estimates based on our term debt’s scheduled maturities and stated interest rates including, where applicable, LIBOR rates as of December 31, 2011. Our estimates do not reflect interest payments on the credit facilities or the possibility of additional interest from the refinancing of our term debt at maturity as such amounts are not determinable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

Revenue Recognition

Our terms of sale to retailers and other distributors for substantially all of our sales is FOB shipping point and, accordingly, title and the risks and rewards of ownership are transferred to the customer, and revenue is recognized, when goods are shipped. We estimate reductions to revenues for volume-based rebate programs at the time sales are recognized.

Revenue from retail operations is recognized at the point of sale. We estimate future retail sales returns and record a provision in the period that the related sales are recorded based on historical information. Retail sales are reported net of taxes collected.

We do not record a provision for wholesale sales returns. We only accept the return of goods shipped to retailers in error and such returns are not significant to us.

Franchise fee revenue is recognized upon the completion of our performance requirements and the opening of the franchise store. In addition to the initial franchise fee, we also recognize royalty fees ranging from 4% to 6% and advertising fund fees ranging from 1% to 2.25% based upon the franchised stores’ reported gross retail sales. The terms of our franchise agreements also provide for payments to franchisees based on e-commerce sales originating from specified areas relating to the franchisees’ contractual territory. The amounts paid vary based on several factors, including the profitability of our e-commerce sales, and are expensed at the time of sale.

Store Closure Costs

We record estimated store closure costs, estimated lease commitment costs net of estimated sublease income and other miscellaneous store closing costs when the liability is incurred.

Product Royalty Agreements

We enter into product royalty agreements that allow us to use licensed designs on certain of its products. These contracts require us to pay royalties, generally based on the sales of such product and may require guaranteed minimum royalties, a portion of which may be paid in advance. We match royalty expense with revenue by recording royalties at the time of sale, at the greater of the contractual rate or an effective rate calculated based on the guaranteed minimum royalty and our estimate of sales during the contract period. If a portion of the guaranteed minimum royalty is determined to be unrecoverable, the unrecoverable portion is charged to expense at that time. Guaranteed minimum royalties paid in advance are recorded in the consolidated balance sheets as other assets.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers and franchisees to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including consideration of our history of receivable write-offs, the level of past due accounts and the economic status of our customers. In an effort to identify adverse trends relative to customer economic status, we assess the financial health of the markets we operate in and perform periodic credit evaluations of our customers and ongoing reviews of account balances and aging of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for doubtful accounts and occur only after all collection efforts have been exhausted. Because we cannot predict future changes in economic conditions and in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates and could impact our allowance for doubtful accounts.

Inventories

Inventories are valued at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments regarding, among other things, future demand and market conditions, current inventory levels and the impact of the possible discontinuation of product designs.

We determine the cost of inventory at its retail stores using the weighted average method. All other inventory cost is determined principally using the first-in, first-out method.

We estimate retail inventory shortage for the period between physical inventory dates on a store-by-store basis. Our inventory shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage.

Long-Lived and Intangible Assets (including Goodwill)

We review the recoverability of our long-lived assets, including finite-lived intangible assets, whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. For purposes of recognizing and measuring impairment, we evaluate long-lived assets other than goodwill based upon the lowest level of independent cash flows ascertainable to evaluate impairment. If the sum of the undiscounted future cash flows expected over the remaining asset life is less than the carrying value of the assets, we may recognize an impairment loss. The impairment related to long-lived assets is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not readily available, we estimate fair values using expected discounted future cash flows. Such estimates of fair value require significant judgment, and actual fair value could differ due to changes in the expectations of cash flows or other assumptions, including discount rates.

During 2010 and 2008, we instituted programs to convert its FCPO stores and its company-owned and franchised Party America stores to Party City stores and recorded fourth quarter non-cash charges of $27.4 million and $17.4 million, respectively, for the impairment of the FCPO and Party America trade names.

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

Goodwill is reviewed for potential impairment on an annual basis or more frequently if circumstances indicate a possible impairment. On October 1, 2011, we adopted Accounting Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment”. See “Recently Issued Accounting Pronouncements” for further discussion.

For purposes of testing goodwill for impairment, reporting units are determined by identifying individual components within our organization which constitute a business for which discrete financial information is available and is reviewed by management. Components within a segment are aggregated to the extent that they have similar economic characteristics. Based on this evaluation, we have determined that our operating segments, wholesale and retail, represent our reporting units for the purposes of our goodwill impairment test.

If necessary, we estimate the fair value of each reporting unit using expected discounted cash flows. If the carrying amount of a reporting unit exceeds its fair value, the excess, if any, of the fair value of the reporting unit over amounts allocable to the unit’s other assets and liabilities is the implied fair value of goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. The fair value of a reporting unit refers to the amount at which the unit as a whole could be sold in a current transaction between willing parties. The determination of such fair value is subjective, and actual fair value could differ due to changes in the expectations of cash flows or other assumptions including discount rates.

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

Income Taxes

Temporary differences arising from differing treatment of income and expense items for tax and financial reporting purposes result in deferred tax assets and liabilities that are recorded on the balance sheet. These balances, as well as income tax expense, are determined through management’s estimations, interpretation of tax law for multiple jurisdictions and tax planning. However, inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax laws and published guidance with respect to applicability to our operations. If our actual results differ from estimated results due to changes in tax laws or tax planning, our effective tax rate and tax balances could be affected. As such, these estimates may require adjustment in the future as additional facts become known or as circumstances change.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. These provisions prescribe a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. In accordance with these provisions, we recognize a tax benefit when a tax position is more-likely-than-not to be sustained upon examination, based solely on its technical merits. We measure the recognized tax benefit as the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority. We reverse previously recognized tax benefits if we determine that the tax position no longer meets the more-likely-than-not threshold of being sustained. We accrue interest and penalties related to unrecognized tax benefits in income tax expense.

Stock-Based Compensation

Accounting for stock-based compensation requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. We use the Black-Scholes-Merton option pricing model to determine the fair value of our stock options. This model uses assumptions that include the risk free interest rate, expected volatility, expected dividend yield and expected life of the options. The value of our stock-based awards is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Actual results and future estimates may differ substantially from our current estimates.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”. The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. These amendments are effective during interim and annual periods beginning on or after January 1, 2013. Although we continue to review this pronouncement, we do not believe it will have a material impact on our financial statements or the notes thereto.

In September 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income”. The pronouncement gives two choices of how to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income: one continuous statement of comprehensive income or two separate consecutive statements can be presented. OCI is no longer allowed to be presented in the statement of stockholder’s equity. The guidance also required the reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) to be displayed in both net income and OCI. However, in December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which deferred such requirement. The FASB expects to complete a project to reconsider the presentation requirements for reclassification adjustments in 2012. For public companies, ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 and should be applied retrospectively. Since the update only requires a change in presentation, we do not expect that the adoption of this will have a material impact on our results of operations, cash flows or financial condition.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment”. Under the ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. We early adopted this pronouncement, effective October 1, 2011. Such adoption did not impact our financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, or “IFRS”. The ASU amends the fair value measurement and disclosure guidance in Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement”, to converge U.S. GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these measurements. Many of the amendments clarify existing concepts and are generally not expected to result in significant changes to application of fair value principles. In certain instances, however, the FASB changed a principle to achieve convergence, and while limited, these amendments have the potential to significantly change practice. These amendments are effective during interim and annual periods beginning after December 15, 2011. Although we continue to review this update, we do not believe it will have a material impact on our financial statements or the notes thereto.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. The FASB believes there has been diversity in practice related to identifying and disclosing troubled debt restructurings, and this diversity has been amplified over the last several years given the economic conditions. The amendments in this ASU clarify the accounting guidance for all banks and other creditors that make concessions to borrowers who are experiencing financial difficulties. The changes clarify the guidance on determining whether a concession has been granted and whether a borrower is considered to be experiencing financial difficulty. We adopted the pronouncement on October 1, 2011 and such adoption did not impact our financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805).” The pronouncement requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period and specifically requires the same information for the comparative prior period. We adopted the pronouncement on January 1, 2011. See Note 5 to the consolidated financial statements for pro forma information for the Party Packagers and Riethmüller acquisitions.

Quarterly Results (Unaudited)

Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines and customer base and increased promotional activities, the impact of seasonality on the quarterly results of our wholesale operations has been limited. However, during the third quarter, the promotional activities of our wholesale business, including special dating terms, particularly with respect to Halloween and Christmas products sold to retailers and other distributors, result in slightly higher accounts receivable and inventory balances during the quarter. Our retail operations are subject to substantial seasonal variations. Historically, our retail stores have realized a significant portion of their net sales, net income and cash flow in the fourth quarter of the year, principally due to the sales in October for the Halloween season and, to a lesser extent, due to sales for end of year holidays.

The following table sets forth our historical revenues, gross profit, income from operations and net income (loss), by quarter, for 2011 and 2010:

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands)
2011
Revenues:
Net sales	$352,501	$411,502	$436,186	$652,680
Royalties and franchise fees	3,681	4,550	3,962	6,913
Gross profit	127,486	163,715	148,039	294,656
Income from operations	16,608	43,022	11,276	130,464
Net (loss) income attributable to Amscan Holdings, Inc.	(2,563)	14,532	(5,922)	70,228

2010
Revenues:
Net sales	$304,379	$352,705	$358,772	$563,821
Royalties and franchise fees	3,844	4,453	4,035	7,085
Gross profit	104,479	141,840	132,437	257,863
Income from operations	8,288	35,367	17,963	65,818	(a)
Net (loss) income attributable to Amscan Holdings, Inc.	(412)	16,460	4,603	28,668	(a)

(a)	During the fourth quarter of 2010, we recorded a pre-tax charge of $27,400 to write-off the FCPO trade name.

Item	7A. Quantitative and Qualitative Disclosures about Market Risk

Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness. However, we utilize interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually paid for the years ended December 31, 2011, 2010 and 2009, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before income taxes would have decreased, by $16.0 million, $7.1 million, and $6.7 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately in European countries, as a result of the sales of our products in foreign markets. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we (1) may not be able to achieve hedge effectiveness to qualify for hedge-accounting treatment and, therefore, would record any gain or loss on the fair value of the derivative in other expense (income) and (2) may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in income from operations of $17.6 million, $6.7 million, and $5.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which could change the U.S. dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure control procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d - 15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives. We review on an ongoing basis and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business.

Under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation performed, management concluded that its internal control over financial reporting, based on the COSO criteria, was effective, at the reasonable assurance level, as of December 31, 2011.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting as the Company is a non-accelerated filer and, therefore, is exempt from the requirement under the rules of the SEC.

Item	9B. Other Information

Not applicable.

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

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Amscan Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Amscan Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amscan Holdings, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

March 30, 2012

F2

AMSCAN HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$22,053	$20,454
Accounts receivable, net	127,122	107,331
Inventories, net	434,983	424,317
Prepaid expenses and other current assets	74,520	65,672

Total current assets	658,678	617,774
Property, plant and equipment, net	204,329	190,729
Goodwill	681,760	630,492
Trade names	132,722	129,954
Other intangible assets, net	47,084	55,362
Other assets, net	25,765	28,840

Total assets	$1,750,338	$1,653,151

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$139,282	$150,098
Accounts payable	119,305	108,172
Accrued expenses	125,875	111,054
Income taxes payable	39,273	34,325
Redeemable warrants	—	15,086
Current portion of long-term obligations	8,666	9,046

Total current liabilities	432,401	427,781
Long-term obligations, excluding current portion	834,310	841,112
Deferred income tax liabilities	100,183	94,981
Deferred rent and other long-term liabilities	20,414	14,766

Total liabilities	1,387,308	1,378,640

Redeemable common securities (including 1,210.49 and 597.52 common shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively)	36,939	18,089

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.01 par value, 19,051.31 and 18,307.79 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	—	—
Class B common stock, $0.01 par value, convertible into Class A common stock, 11,918.71 shares issued and outstanding at December 31, 2011 and 2010	—	—
Additional paid-in capital	286,451	287,583
Retained earnings (deficit)	48,717	(27,558)
Accumulated other comprehensive loss	(11,354)	(5,915)

Amscan Holdings, Inc. stockholders’ equity	323,814	254,110
Noncontrolling interests	2,277	2,312

Total stockholders’equity	326,091	256,422

Total liabilities, redeemable common securities and stockholders’ equity	$1,750,338	$1,653,151

See accompanying notes to consolidated financial statements.

F3

AMSCAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009

Revenues:
Net sales	$1,852,869	$1,579,677	$1,467,324
Royalties and franchise fees	19,106	19,417	19,494

Total revenues	1,871,975	1,599,094	1,486,818

Expenses:
Cost of sales	1,118,973	943,058	899,041
Wholesale selling expenses	57,905	42,725	39,786
Retail operating expenses	325,332	296,891	261,691
Franchise expenses	13,685	12,269	11,991
General and administrative expenses	138,074	134,392	119,193
Art and development costs	16,636	14,923	13,243
Impairment of trade name	—	27,400	—

Total expenses	1,670,605	1,471,658	1,344,945

Income from operations	201,370	127,436	141,873

Interest expense, net	77,743	40,850	41,481
Other expense (income), net	1,476	4,208	(32)

Income before income taxes	122,151	82,378	100,424

Income tax expense	45,741	32,945	37,673

Net income	76,410	49,433	62,751
Less: net income attributable to noncontrolling interest	135	114	198

Net income attributable to Amscan Holdings, Inc.	$76,275	$49,319	$62,553

See accompanying notes to consolidated financial statements.

F4

AMSCAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2009, 2010 and 2011

(Dollars in thousands)

	Class A and Class B Common Shares	Class A and Class B Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Amscan Holdings Inc. Stockholders’ Equity	Non- controlling Interests	Total
Balance at December 31, 2008	30,226.50	$—	$335,076	$87,004	$(11,852)	$410,228	$1,889	$412,117
Net income				62,553		62,553	198	62,751
Net change in cumulative translation adjustment					4,007	4,007	50	4,057
Change in fair value of interest rate swap contracts, net of income taxes					1,317	1,317		1,317
Change in fair value of foreign exchange contracts, net of income tax benefit					(1,867)	(1,867)		(1,867)

Comprehensive income						66,010	248	66,258
Purchase of redeemable common securities			(129)			(129)		(129)
Equity based compensation expense			876			876		876

Balance at December 31, 2009	30,226.50	$—	$335,823	$149,557	$(8,395)	$476,985	$2,137	$479,122
Net income				49,319		49,319	114	49,433
Net change in cumulative translation adjustment					(376)	(376)	61	(315)
Change in fair value of interest rate swap contracts, net of income taxes					2,563	2,563		2,563
Change in fair value of foreign exchange contracts, net of income tax benefit					293	293		293

Comprehensive income						51,799	175	51,974
Revaluation of redeemable common securities			(5,305)			(5,305)		(5,305)
Issuance of non-redeemable warrants			21,000			21,000		21,000
Dividend distribution			(64,658)	(226,434)		(291,092)		(291,092)
Equity based compensation expense			723			723		723

Balance at December 31, 2010	30,226.50	$—	$287,583	$(27,558)	$(5,915)	$254,110	$2,312	$256,422
Net income				76,275		76,275	135	76,410
Net change in cumulative translation adjustment					(7,234)	(7,234)	(170)	(7,404)
Change in fair value of interest rate swap contracts, net of income taxes					1,414	1,414		1,414
Change in fair value of foreign exchange contracts, net of income taxes					381	381		381

Comprehensive income (loss)						70,836	(35)	70,801
Exercise of warrants to redeemable common stock			(4)			(4)		(4)
Exercise of stock options to redeemable common stock			(248)			(248)		(248)
Exercise of non-redeemable warrants	740.74
Exercise of non-redeemable common stock options	2.78		28			28		28
Equity based compensation expense			1,281			1,281		1,281
Revaluation of redeemable shares			(2,189)			(2,189)		(2,189)

Balance at December 31, 2011	30,970.02	$—	$286,451	$48,717	$(11,354)	$323,814	$2,277	$326,091

See accompanying notes to consolidated financial statements.

F5

AMSCAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows provided by operating activities:
Net income	$76,410	$49,433	$62,751
Less: net income attributable to noncontrolling interest	135	114	198

Net income attributable to Amscan Holdings, Inc.	76,275	49,319	62,553

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	59,631	49,418	44,382
Amortization of deferred financing costs	4,500	2,475	2,163
Provision for doubtful accounts	1,773	637	3,982
Deferred income tax expense (benefit)	5,208	(8,942)	8,803
Deferred rent	7,467	4,500	1,763
Undistributed income in unconsolidated joint venture	(463)	(678)	(632)
Impairment of trade names	—	27,400	—
Impairment of fixed assets	87	597	156
(Gain) loss on disposal of equipment	(171)	191	122
Equity based compensation	1,397	6,018	876
Debt retirement costs	—	2,448	—
Changes in operating assets and liabilities, net of effects of acquired businesses:
(Increase) decrease in accounts receivable	(8,006)	(6,507)	6,337
Decrease (increase) in inventories	14,979	(85,767)	30,933
Increase in prepaid expenses and other current assets	(9,876)	(22,993)	(21,173)
Increase (decrease) in accounts payable, accrued expenses and income taxes payable	8,463	43,052	(16,323)

Net cash provided by operating activities	161,264	61,168	123,942

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(95,624)	(53,348)	(3,378)
Cash held in escrow in connection with acquisitions	—	—	(24,881)
Capital expenditures	(44,483)	(49,623)	(26,195)
Proceeds from disposal of property and equipment	1,198	205	96

Net cash used in investing activities	(138,909)	(102,766)	(54,358)

Cash flows (used in) provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(29,215)	(393,289)	(70,247)
Proceeds from loans, notes payable and long-term obligations, net of debt issuance costs	8,197	742,153	—
Payments related to redeemable common stock and rollover options	—	(572)	—
Dividend distribution	—	(301,829)	—
Proceeds from exercise of options, net of retirements	1,234	52	90

Net cash (used in) provided by financing activities	(19,784)	46,515	(70,157)
Effect of exchange rate changes on cash and cash equivalents	(972)	117	2,935

Net increase in cash and cash equivalents	1,599	5,034	2,362
Cash and cash equivalents at beginning of period	20,454	15,420	13,058

Cash and cash equivalents at end of period	$22,053	$20,454	$15,420

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$69,470	$38,363	$40,207

Income Taxes	$35,090	$39,743	$22,297

Supplemental information on non-cash activities:

Capital lease obligations of $2,008, $619, and $59 were incurred during the years ended December 31, 2011, 2010 and 2009, respectively.

See accompanying notes to consolidated financial statements.

F6

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share)

Note 1 — Organization and Description of Business

Amscan Holdings, Inc. (“Amscan” or the “Company” or “AHI”) designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic and latex balloons, accessories, novelties, costumes, other garments, gifts and stationery throughout the world. In addition, the Company operates specialty retail party supply stores in the United States and Canada, principally under the names Party City, Halloween City and Party Packagers Inc. (“Party Packagers”) and operates its e-commerce website, PartyCity.com. The Company also franchises both individual stores and franchise areas throughout the United States and Puerto Rico, principally under the name Party City. The Company is a wholly-owned subsidiary of Party City Holdings Inc. (“PCHI”), formerly known as AAH Holdings Corporation (“AAH”).

Note 2 — Summary of Significant Accounting Policies

Consolidated Financial Statements

The consolidated financial statements of the Company include the accounts of Amscan and all majority-owned subsidiaries and controlled entities. All significant intercompany balances and transactions have been eliminated.

The Company’s retail operations define a fiscal year (“Fiscal Year”) as the 52-week period or 53-week period ended on the Saturday nearest December 31st of each year, and define their fiscal quarters (“Fiscal Quarter”) as the four interim 13-week periods following the end of the previous Fiscal Year, except in the case of a 53-week Fiscal Year when the fourth Fiscal Quarter is extended to 14 weeks. The consolidated financial statements of the Company combine the Fiscal Year and Fiscal Quarters of the Company’s retail operations with the calendar year and calendar quarters of the Company’s wholesale operations, as the differences are not significant.

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

The Company determines the cost of inventory at its retail stores using the weighted average method. All other inventory cost is determined principally using the first-in, first-out method.

The Company estimates retail inventory shortage for the period between physical inventory dates on a store-by-store basis. Inventory shrinkage estimates can be affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage.

F7

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including consideration of the Company’s history of receivable write-offs, the level of past due accounts and the economic status of the Company’s customers. In an effort to identify adverse trends relative to customer economic status, the Company assesses the financial health of the markets it operates in and performs periodic credit evaluations of its customers and ongoing reviews of account balances and aging of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for doubtful accounts and occur only after all collection efforts have been exhausted.

Long-Lived and Intangible Assets (including Goodwill)

Property, plant and equipment are stated at cost. Equipment under capital leases are stated at the present value of the minimum lease payments at the inception of the lease. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset.

The Company reviews the recoverability of its finite long-lived assets, including finite-lived intangible assets, whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. For purposes of recognizing and measuring impairment, the Company evaluates long-lived assets other than goodwill based upon the lowest level of independent cash flows ascertainable to evaluate impairment. If the sum of the undiscounted future cash flows expected over the remaining asset life is less than the carrying value of the assets, the Company may recognize an impairment loss. The impairment related to long-lived assets is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

In the evaluation of the fair value and future benefits of finite long-lived assets attached to retail stores, the Company performs its cash flow analysis on a store-by-store basis. Various factors including future sales growth and profit margins are included in this analysis.

Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the net assets acquired. Goodwill and other intangibles with indefinite lives are not amortized, but are reviewed for impairment annually or more frequently if certain indicators arise.

The Company evaluates the goodwill associated with its acquisitions, and other intangibles with indefinite lives, as of the first day of its fourth quarter based on current and projected performance. On October 1, 2011, the Company adopted Accounting Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.” See “Recently Issued Accounting Pronouncements” for further discussion.

For purposes of testing goodwill for impairment, reporting units are determined by identifying individual components within the Company’s organization which constitute a business for which discrete financial information is available and is reviewed by management. Components within a segment are aggregated to the extent that they have similar economic characteristics. Based on this evaluation, the Company has determined that its operating segments, wholesale and retail, represent reporting units for the purposes of its goodwill impairment test.

If necessary, the Company estimates the fair value of each reporting unit using expected discounted cash flows. If the carrying amount of a reporting unit exceeds its fair value, the excess, if any, of the fair value of the reporting unit over amounts allocable to the unit’s other assets and liabilities is the implied fair value of goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. The fair value of a reporting unit refers to the amount at which the unit as a whole could be sold in a current transaction between willing parties.

F8

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

During 2010, the Company evaluated the conversion of approximately 20 of its Factory Card and Party Outlet (“FCPO”) stores to the Party City name and, based on the results, the Company concluded during the fourth quarter of 2010 that it would convert the remaining FCPO non-outlet stores, over time, to the Party City name. The Company performed an impairment test and determined that the FCPO trade name of $27,400 became fully impaired during the fourth quarter of 2010 and impaired the entire amount of the trade name. The fair value calculation utilized Level 3 fair value inputs, as defined in Note 20.

Deferred Financing Costs

Deferred financing costs are amortized to interest expense over the lives of the related debt using the effective interest method.

Deferred Rent and Rental Expenses

The Company leases its retail stores under operating leases that generally have initial terms of ten years, with two five year renewal options. The Company’s leases may have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods, and may provide for the payment of contingent rent based on a percentage of the store’s net sales. The Company’s lease agreements generally have defined escalating rent provisions, which are reported as a deferred rent liability and expensed on a straight-line basis over the term of the related lease, commencing with the date of possession. In addition, the Company may receive cash allowances from its landlords on certain properties, which are reported as deferred rent and amortized to rent expense over the term of the lease, also commencing with the date of possession. The deferred rent liability at December 31, 2011 and 2010 was $18,425 and $10,958, respectively.

Investments

The Company maintains a 49.9% interest in Convergram Mexico, a joint venture distributing metallic balloons, principally in Mexico and Latin America. The Company accounts for its investment in the joint venture using the equity method. The Company’s investment in the joint venture is included in other assets on the consolidated balance sheet and the results of the joint venture’s operations are included in other expense (income) on the consolidated statement of income (see Note 13).

Insurance Accruals

The Company maintains certain self-insured workers’ compensation and general liability insurance plans. The Company estimates the required liability for claims under such plans based upon various assumptions, which include, but are not limited to, historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).

Revenue Recognition

The Company’s terms of sale to retailers and other distributors for substantially all of its sales is freight on board (“F.O.B.”) shipping point and, accordingly, title and the risks and rewards of ownership are transferred to the customer, and revenue is recognized, when goods are shipped. The Company estimates reductions to revenues for volume-based rebate programs at the time sales are recognized.

The Company does not record a provision for wholesale sales returns. The Company only accepts the return of goods shipped to retailers in error and such returns are not significant to the Company.

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

F9

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Franchise fee revenue is recognized upon the completion of the Company’s performance requirements and the opening of the franchise store. In addition to the initial franchise fee, the Company also recognizes royalty fees ranging from 4% to 6% and advertising fund fees ranging from 1% to 2.25% based upon the franchised stores’ reported gross retail sales. The terms of the Company’s franchise agreements also provide for payments to franchisees based on e-commerce sales originating from specified areas relating to the franchisees’ contractual territory. The amounts paid by the Company vary based on several factors, including the profitability of the Company’s e-commerce sales, and are expensed at the time of sale.

Cost of Sales

Cost of sales at wholesale reflects the production costs (i.e., raw materials, labor and overhead) of manufactured goods and the direct cost of purchased goods, inventory shrinkage, inventory adjustments, inbound freight to the Company’s manufacturing and distribution facilities, distribution costs and outbound freight to transfer goods to the Company’s wholesale customers. At retail, cost of sales reflects the direct cost of goods purchased from third parties and the production or purchase costs of goods acquired from the Company’s wholesale operations. Retail cost of sales also includes inventory shrinkage, inventory adjustments, inbound freight, occupancy costs related to store operations, such as rent and common area maintenance, utilities and depreciation on assets, and all logistics costs (i.e., procurement, handling and distribution costs) associated with the Company’s e-commerce business.

Retail Operating Expenses

Retail operating expenses include the costs and expenses associated with the operation of the Company’s retail stores, with the exception of occupancy costs included in cost of sales. Retail operating expenses principally consist of employee compensation and benefits, advertising, supplies expense and credit card and banking fees.

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

Product Royalty Agreements

The Company enters into product royalty agreements that allow the Company to use licensed designs on certain of its products. These contracts require the Company to pay royalties, generally based on the sales of such product, and may require guaranteed minimum royalties, a portion of which may be paid in advance. The Company matches royalty expense with revenue by recording royalties at the time of sale, at the greater of the contractual rate or an effective rate calculated based on the guaranteed minimum royalty and the Company’s estimate of sales during the contract period. If a portion of the guaranteed minimum royalty is determined to be unrecoverable, the unrecoverable portion is charged to expense at that time. Guaranteed minimum royalties paid in advance are recorded in the consolidated balance sheets in either prepaid expenses and other current assets or other assets, depending on the nature of the royalties.

Catalogue Costs

The Company expenses costs associated with the production of catalogues when incurred.

F10

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Advertising

Advertising costs are expensed as incurred. Retail advertising expenses for 2011, 2010 and 2009 were $65,914, $53,256, and $43,896, respectively.

Art and Development Costs

Art and development costs are primarily internal costs that are not easily associated with specific designs, some of which may not reach commercial production. Accordingly, the Company expenses these costs as incurred.

Derivative Financial Instruments

The Company accounts for derivative financial instruments pursuant to Accounting Standards Codification (“ASC”) Topic 815, “Accounting for Derivative Instruments and Hedging Activities.” ASC Topic 815 requires that all derivative financial instruments be recognized on the balance sheet at fair value and establishes criteria for both the designation and effectiveness of hedging activities. The Company uses derivatives in the management of interest rate and foreign currency exposure. ASC Topic 815 requires the Company to formally document the assets, liabilities or other transactions the Company designates as hedged items, the risk being hedged and the relationship between the hedged items and the hedging instruments. The Company must measure the effectiveness of the hedging relationship at the inception of the hedge and on an on-going basis.

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

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Accounting for Income Taxes.” Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities and operating loss and tax credit carryforwards applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the judgment of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-Based Compensation

Accounting for stock-based compensation requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of the Company’s stock options. This model uses assumptions that include the risk free interest rate, expected volatility, expected dividend yield and expected life of the options. The value of the Company’s stock-based awards is recognized as expense over the service period, net of estimated forfeitures.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss at December 31, 2011 and 2010 consisted of the Company’s foreign currency translation adjustments and the impact of interest rate swap and foreign exchange contracts, net of income taxes, that qualify as hedges (see Notes 21 and 22).

F11

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Foreign Currency Transactions and Translation

The functional currencies of the Company’s foreign operations are the local currencies in which they operate. Foreign currency exchange gains or losses resulting from receivables or payables in currencies other than the functional currencies generally are credited or charged to operations. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect on the balance sheet date. The results of operations of foreign subsidiaries are translated into U.S. dollars at the average exchange rates effective for the periods presented. The differences from historical exchange rates are recorded as comprehensive income (loss) and are included as a component of accumulated other comprehensive income (loss).

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”. The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. These amendments are effective during interim and annual periods beginning on or after January 1, 2013. Although the Company continues to review this pronouncement, it does not believe it will have a material impact on its financial statements or the notes thereto.

In September 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income”. The pronouncement gives two choices of how to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income: one continuous statement of comprehensive income or two separate consecutive statements can be presented. OCI is no longer allowed to be presented in the statement of stockholder’s equity. The guidance also required the reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) to be displayed in both net income and OCI. However, in December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which deferred such requirement. The FASB expects to complete a project to reconsider the presentation requirements for reclassification adjustments in 2012. For public companies, ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 and should be applied retrospectively. Since the update only requires a change in presentation, the Company does not expect that the adoption of this will have a material impact on its results of operations, cash flows or financial condition.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment”. Under the ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company early adopted this pronouncement, effective October 1, 2011. Such adoption did not impact the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, or “IFRS”. The ASU amends the fair value measurement and disclosure guidance in ASC 820, “Fair Value Measurement”, to converge U.S. GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these measurements. Many of the amendments clarify existing concepts and are generally not expected to result in significant changes to application of fair value principles. In certain instances, however, the FASB changed a principle to achieve convergence, and while limited, these amendments have the potential to significantly change practice. These amendments are effective during interim and annual periods beginning after December 15, 2011. Although the Company continues to review this update, the Company does not believe it will have a material impact on its financial statements or the notes thereto.

F12

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. The FASB believes there has been diversity in practice related to identifying and disclosing troubled debt restructurings, and this diversity has been amplified over the last several years given the economic conditions. The amendments in this ASU clarify the accounting guidance for all banks and other creditors that make concessions to borrowers who are experiencing financial difficulties. The changes clarify the guidance on determining whether a concession has been granted and whether a borrower is considered to be experiencing financial difficulty. The Company adopted the pronouncement on October 1, 2011 and such adoption did not impact its financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805).” The pronouncement requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period and specifically requires the same information for the comparative prior period. The Company adopted the pronouncement on January 1, 2011. See Note 5 for pro forma information for the Party Packagers and Riethmüller GmbH (“Riethmüller”) acquisitions.

Note 3 — Inventories, Net

Inventories consisted of the following:

	December 31,
	2011	2010
Finished goods	$428,281	$416,831
Raw materials	13,660	11,879
Work in process	6,012	6,112

	447,953	434,822
Less: reserve for slow moving and obsolete inventory	(12,970)	(10,505)

	$434,983	$424,317

Note 4 — Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	December 31,
	2011	2010	Useful lives
Machinery and equipment	$131,209	$128,655	3-15 years
Buildings	53,138	47,909	40 years
Data processing	77,471	67,631	3-5 years
Leasehold improvements	83,614	72,114	1-20 years
Furniture and fixtures	128,967	115,043	5-10 years
Land	6,494	6,059

	480,893	437,411
Less: accumulated depreciation	(276,564)	(246,682)

	$204,329	$190,729

Depreciation and amortization expense related to property, plant and equipment was $48,515, $39,073, and $37,823 for the years ended December 31, 2011, 2010 and 2009, respectively.

F13

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

The Company is obligated under various capital leases for certain machinery and equipment which expire on various dates through 2016 (see Note 8). The amount of machinery and equipment and related accumulated amortization recorded under capital leases and included within property, plant and equipment, net consisted of the following:

	December 31,
	2011	2010
Machinery and equipment under capital leases	$12,126	$10,030
Less: accumulated amortization	(8,203)	(6,269)

	$3,923	$3,761

Amortization of assets held under capitalized leases is included in depreciation and amortization expense.

Note 5 — Acquisitions and Transactions

Wholesale Acquisitions

On January 30, 2011, the Company acquired all of the common stock of Riethmüller for $47,069 in cash, in a transaction accounted for as a purchase business combination. Riethmüller is a German distributor of party goods and carnival items with latex balloon manufacturing operations in Malaysia and the ability to manufacture certain party goods in Poland. The results of this newly acquired business are included in the consolidated financial statements since the January 30, 2011 acquisition date and are reported in the operating results of the Company’s Wholesale segment. During 2011, the Company recorded total revenues of $55,479 and net income of $3,037 related to this business.

The following summarizes the fair value of the major classes of assets acquired and liabilities assumed: accounts receivable of $12,519, inventory of $14,033, fixed assets of $14,175, accounts payable of $6,020 and accrued expenses of $9,206. Additionally, the Company recorded $2,607 of amortizable intangible assets, $304 of trade names and $17,816 of goodwill. The allocation of the purchase price is based on our estimate of the fair values of the assets acquired and liabilities assumed. Goodwill arises because the purchase price reflects the strategic fit and expected synergies this business will bring to the Company’s operations. The acquisition expands the Company’s vertical business model into the latex balloon category, allowing the Company to capture the manufacturing and wholesale margin on such sales, and gives the Company an additional significant presence in Germany, Poland and Malaysia. The Company elected to treat the German entities acquired as foreign branches for U.S. tax purposes. As a result, the entire excess of the purchase price over the fair value of the tangible assets and liabilities acquired is deductible for U.S. tax purposes over 15 years. In conjunction with the acquisition, the Company incurred certain restructuring costs. See Note 12 for further detail.

On September 30, 2010, the Company acquired Christy’s By Design Limited and three affiliated companies (the “Christy’s Group”) from Christy Holdings Limited, a United Kingdom (“U.K.”) based company. The Christy’s Group designs and distributes costumes and other garments and accessories through its operations in Asia and the U.K. The fair value of the total consideration paid for the Christy’s Group was $34,342, including $3,974 paid during the year ended December 31, 2011. The results of this acquired business are included in the consolidated financial statements since the September 30, 2010 acquisition date and are reported in the operating results of the Company’s Wholesale segment.

The excess of the purchase price over the fair value of the net assets acquired was assigned to goodwill. The following summarizes the fair value of the assets acquired and liabilities assumed: accounts receivable of $17,159, inventory of $457, trade names of $2,629, fixed assets of $582, other assets of $248 and accounts payable and accrued expenses of $14,514. The remaining $27,781 has been recorded as goodwill. The allocation of the purchase price is based on the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill arises because the purchase price reflects the strategic fit and expected synergies this business will bring to the Company’s operations. The Christy’s Group acquisition provided the Company the opportunity to manufacture Halloween costumes for sale to its U.S. retail segment, allowing the Company to capture the manufacturing and wholesale margins on such sales. The acquisition also allowed the Company to leverage its existing U.K. distribution capacity to expand the Christy’s Group business in Europe. The Company elected to treat the U.K. entities acquired as foreign branches for U.S. tax purposes. As a result, the entire excess of the purchase price over the fair value of the tangible assets and liabilities acquired is deductible for U.S. tax purposes over 15 years.

F14

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

On December 21, 2009, the Company entered into an Asset Purchase Agreement with American Greetings Corporation (“American Greetings”) under which it acquired certain assets, equipment and processes used in the manufacture and distribution of party goods effective on March 1, 2010 (the “Designware Acquisition”). In connection with the Designware Acquisition, the companies also entered into a Supply and Distribution Agreement and a Licensing Agreement (collectively, the “Agreements”). Under the terms of the Agreements, the Company has exclusive rights to manufacture and distribute products into various channels, including the party store channel. American Greetings will continue to distribute party goods to various channels including to its mass market, drug, grocery, and specialty retail customers. American Greetings will purchase substantially all of its party goods requirements from the Company and the Company will license from American Greetings the “Designware” brand and other character licenses. The results of this business are included in the consolidated financial statements since the March 1, 2010 acquisition date and are reported in the operating results of the Company’s Wholesale segment.

The acquisition-date fair value of the total consideration transferred was $45,881, including cash of $24,881 and a warrant to purchase approximately 2% of the common stock of PCHI, valued at $21,000. The fair value of the warrant was determined based on the agreement between the parties. The warrant was exercised in February 2011.

The Designware Acquisition has been accounted for as a purchase business combination. The excess of the purchase price over the fair value of the net assets acquired was assigned to goodwill. The following summarizes the estimated fair value of the assets acquired: inventory of $4,000, fixed assets of $3,445 and intangible license rights of $10,973, which are being amortized over the remaining license periods, averaging 2.5 years. The remaining $27,463 represents goodwill. Goodwill arises because the purchase price reflects the strategic fit and expected synergies this business will bring to the Company’s operations. The entire excess of the purchase price over the fair value of the tangible assets acquired is deductible for tax purposes over 15 years.

Retail Acquisitions

On July 29, 2011, the Company acquired all of the common stock of Party Packagers for $31,783 in cash in a transaction accounted for as a purchase business combination. Party Packagers is a Canadian retailer of party goods and outdoor toys. The results of this newly acquired business are included in the consolidated financial statements since the July 29, 2011 acquisition date and are reported in the operating results of the Company’s Retail segment. During 2011, the Company recorded total revenues of $30,851 and net income of $1,435 related to this business.

The preliminary estimate of the excess of the purchase price over the fair value of the net assets acquired is initially being assigned to goodwill. The following summarizes the estimated fair value of the assets acquired and liabilities assumed: accounts receivable of $284, inventory of $10,477, fixed assets of $4,457, other current and non-current assets of $1,373, accounts payable and other current liabilities of $8,157 and other liabilities of $311. The remaining $23,660 has been initially recorded as goodwill. The allocation of the purchase price is based on our preliminary estimate of the fair value of the tangible assets acquired and liabilities assumed. The Company is still in the process of accumulating information to complete the determination of the fair value of certain acquired assets, including identifiable intangible assets acquired. Goodwill arises because the purchase price reflects the strategic fit and expected synergies this business will bring to the Company’s operations. The acquisition expands the Company’s vertical business model by giving the Company a significant retail presence in Canada.

During 2011, the Company acquired three franchisee stores located in California, one store located in Iowa and four stores located in Texas for total consideration of $12,798 in cash. The fair value of the assets acquired were $1,805 of inventory and $680 of fixed assets. The remaining $10,313 has been recorded as goodwill.

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

Goodwill arises from the acquisition of franchisee and independent stores because the purchase price reflects the value of the geographic location of each acquired store, as well as their maturity and historical profitability. The entire excess of the purchase price over the fair value of the net assets acquired is deductible for tax purposes over 15 years.

F15

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Supplemental Pro Forma Information

The table below presents unaudited pro forma financial information in connection with the acquisitions of Party Packagers and Riethmüller as if the acquisitions had occurred on January 1, 2010. The unaudited pro forma information, is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the acquisitions had been completed on January 1, 2010. The unaudited pro forma information reflects pro forma adjustments which are based upon currently available information and certain estimates and assumptions. However, management believes that the assumptions provide a reasonable basis for presenting the significant effects of the transactions, and that the pro forma adjustments give appropriate effect to those assumptions and are properly applied in the pro forma financial information. The pro forma adjustments include the shifting of $2,147 of acquisition costs from the year ended December 31, 2011 to the year ended December 31, 2010. The information does not necessarily indicate the future operating results of the Company.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Total Revenues	$1,893,403	$1,696,671
Net Income	76,717	46,346

Goodwill Changes by Reporting Segment

For the years ended December 31, 2011 and 2010, goodwill changes, by reporting segment, were as follows:

	2011	2010
Wholesale segment:
Beginning balance	$336,044	$283,612
American Greetings acquisition	—	27,463
Christy’s acquisition	2,472	25,309
Riethmüller acquisition	17,816	—
Foreign currency impact	(1,115)	(340)

Ending balance	355,217	336,044

Retail segment:
Beginning balance	294,448	275,649
Halloween City earnout	—	1,399
Party Packagers acquisition	23,660	—
Franchisee acquisitions	10,313	17,400
Foreign currency impact	(1,878)	—

Ending balance	326,543	294,448

Total ending balance, both segments	$681,760	$630,492

F16

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Note 6 — Other Intangible Assets, net

The Company had the following balances of other identifiable intangible assets as a result of various acquisitions:

	At December 31, 2011
		Accumulated	Net Carrying
	Cost	Amortization	Value	Useful lives
Retail franchise licenses	$63,630	$30,077	$33,553	9-20 years
Customer lists and relationships	16,747	7,866	8,881	15 years
Copyrights, designs, and other	14,509	13,809	700	2-3 years
Leasehold and other intangibles	2,050	1,951	99	1-15 years
Acquired design licenses	10,973	7,122	3,851	1-7 years

Total	$107,909	$60,825	$47,084

	At December 31, 2010
		Accumulated	Net Carrying
	Cost	Amortization	Value	Useful lives
Retail franchise licenses	$63,630	$24,754	$38,876	9-20 years
Customer lists and relationships	14,500	6,444	8,056	15 years
Copyrights, designs, and other	13,710	13,096	614	2-3 years
Leasehold and other intangibles	2,087	1,593	494	1-15 years
Acquired design licenses	10,973	3,651	7,322	1-7 years

Total	$104,900	$49,538	$55,362

The amortization expense for finite-lived intangible assets for the years ended December 31, 2011, 2010, and 2009 was $11,116, $10,345, and $6,559, respectively. Estimated amortization expense for each of the next five years will be approximately $9,201, $7,231, $6,816, $2,881, and $2,612, respectively.

Note 7 — Loans and Notes Payable

On August 13, 2010, the Company entered into an amended and extended ABL revolving credit facility (the “New ABL Facility”), for an aggregate principal amount of up to $350,000, as amended in September 2011, for working capital, general corporate purposes and the issuance of letters of credit. The New ABL Facility was used to refinance the Company’s prior ABL revolving credit facility and its Party City Franchise Group (“PCFG”) revolving credit facility and term loan agreement. At closing, PCFG, a previously unrestricted subsidiary of the Company, became a borrower under the New ABL Facility and a restricted subsidiary under the terms of the $675,000 Term Loan Agreement (the “New Term Loan Credit Agreement”), the 8.75% $175,000 senior subordinated notes and the New ABL Facility.

Below is a discussion of the New ABL Facility, the PCFG Credit Facility and other credit agreements. See Note 8 for a discussion of the Company’s long-term obligations.

F17

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

New ABL Facility

The New ABL Facility, as amended, provides for (a) revolving loans during the five-year period ending August 13, 2015 (or, if still outstanding, the date that is 120 days prior to the scheduled maturity of the senior subordinated notes or any indebtedness that refinances the senior subordinated notes) in an aggregate principal amount at any time outstanding not to exceed $350,000, subject to a borrowing base described below, (b) swing-line loans in an aggregate principal amount at any time outstanding not to exceed 10% of the aggregate commitments under the facility and (c) letters of credit, in an aggregate face amount at any time outstanding not to exceed $50,000, to support payment obligations incurred in the ordinary course of business by the Company and its subsidiaries.

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

The obligations under the New ABL Facility are jointly and severally guaranteed by PCHI and each domestic subsidiary of the Company. Each guarantor has secured its obligations, subject to certain exceptions and limitations, including obligations under its guaranty, as applicable, by a first-priority lien on its accounts receivable, inventories, cash and the proceeds and assets related thereto and a second-priority lien on substantially all of its other assets, including a pledge of all of the capital stock held by the Company and each guarantor (which, in the case of capital stock of any foreign subsidiary, is limited to 65% of the voting stock of such foreign subsidiary and 100% of the non-voting stock of such foreign subsidiary).

The New ABL Facility also provides that the Company has the right from time to time to request an amount of additional commitments, subject to limitation by the borrowing base under the New ABL Facility, up to $125,000, of which $100,000 remains available. The lenders under the New ABL Facility are not under any obligation to provide any such additional commitments, and any increase in commitments is subject to several conditions precedent and limitations. If the Company were to request any additional commitments, and the existing lenders or new lenders were to agree to provide such commitments, the facility size could be increased to up to $450,000, but the Company’s ability to borrow under this facility would still be limited by the amount of the borrowing base under this facility and limitations on incurring additional indebtedness under the New Term Loan Credit Agreement and the indenture governing the Company’s senior subordinated notes.

The New ABL Facility contains negative covenants that are substantially similar to the New Term Loan Credit Agreement (see Note 8). The New ABL Facility also requires the Company to comply with a fixed charge coverage ratio if its excess availability under the New ABL Facility is (a) less than 15% of the lower of the aggregate commitments and the then borrowing base under the New ABL Facility or (b) $25,000.

F18

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

The New ABL Facility also contains certain customary affirmative covenants and events of default, including a change of control provision and a cross-default provision in case of a default according to the terms of any indebtedness with an aggregate principal amount of $20,000 or more.

Borrowings under the New ABL Facility totaled $131,089 at December 31, 2011. The interest rate on $100,000 of the outstanding balance was 3.03% and the interest rate on the remaining balance was 5.00%. Borrowings under the New ABL Facility totaled $150,098 at December 31, 2010. The interest rate on $70,000 of the outstanding balance was 2.77% and the interest rate on the remaining balance was 4.75%. Outstanding standby letters of credit totaled $14,817 and the Company had $204,094 of available borrowing capacity under the terms of the New ABL Facility at December 31, 2011.

Other Credit Agreements

In connection with the acquisitions of the Christy’s Group, Riethmüller and Party Packagers, the Company, through its subsidiaries, entered into several foreign asset-based and overdraft credit facilities that provide the Company with GBP19,000, CDN4,000, EUR1,800 and MYR5,000 of borrowing capacity. At December 31, 2011, borrowings under the foreign facilities totaled $8,193. Borrowings under the foreign facilities generally bear interest at prime plus margins ranging from 1% to 1.75%. The facilities contain customary affirmative and negative covenants. In connection with one of the facilities, the Company maintains a compensating cash balance of $4,172 to secure outstanding standby letters of credit. The compensating cash balance is included in prepaid expenses and other current assets.

Note 8 — Long-Term Obligations

Long-term obligations consisted of the following:

	December 31,
	2011	2010

First lien term loan due 2017(a)	$660,905	$666,644
Mortgage obligation (b)	3,465	4,539
Capital lease obligations(c)	3,606	3,975
8.75% senior subordinated notes(d)	175,000	175,000

Total long-term obligations	842,976	850,158
Less: current portion	(8,666)	(9,046)

Long-term obligations, excluding current portion	$834,310	$841,112

New Term Loan Credit Agreement

(a) On December 2, 2010, the Company and its parent company, PCHI, entered into a $675,000 Term Loan Agreement. The Company used the proceeds from the New Term Loan Credit Agreement to terminate the previously existing $342,000 term loan guaranty credit agreement and pay a distribution of $311,199 to its stock, warrant and vested option holders (see Note 9). The New Term Loan Credit Agreement was issued at a 1% discount that is being amortized by the effective interest method over the term of the loan.

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

The New Term Loan Credit Agreement provides that the term loans may be prepaid any time prior to their maturity. The term loans are subject to mandatory prepayment out of (i) 100% of net proceeds arising from asset sales and insurance and condemnation proceeds, subject to reinvestment provisions, (ii) 50% of Excess Cash Flow, as defined in the New Term Loan Credit Agreement, if any (which percentage will be reduced to 25% or 0% if the Company’s total leverage ratio is less than specified ratios) and (iii) net proceeds arising from any debt issued by the Company or its subsidiaries, other than debt permitted under the New Term Loan Credit Agreement.

The Company is required to repay installments on the term loans in quarterly principal amounts of 0.25% of their funded total principal amount through September 30, 2017, with the remaining amount payable on the maturity date of December 2, 2017 (or January 30, 2014, if the senior subordinated notes are not refinanced with indebtedness permitted to be incurred under the New Term Loan Credit Agreement that matures at least 91 days after the maturity date of the term loans). The Company is required to repay installments on the term loans in quarterly principal amounts of 0.25%, with the remaining amount payable on the maturity date.

The obligations of the Company under the New Term Loan Credit Agreement are jointly and severally guaranteed by PCHI and each domestic subsidiary of the Company. The Company and each guarantor has secured its obligations, subject to certain exceptions and limitations, including obligations under the guaranty, as applicable, by a first-priority lien on substantially all of its assets, including a pledge of all of the capital stock held by the Company and each guarantor (which, in the case of capital stock of any foreign subsidiary, is limited to 65% of the voting stock of such foreign subsidiary and 100% of the non-voting stock of such foreign subsidiary), with the exception of accounts receivable, inventories, cash and the proceeds and assets related thereto, which are under a second-priority lien.

The Company may, by written notice to the Administrative Agent from time to time, request additional incremental term loans, in an aggregate amount not to exceed $175,000 and to refinance, replace or extend the maturity date of all or a portion of the then existing term loans under the New Term Loan Credit Agreement.

The lenders under the New Term Loan Credit Agreement are not under any obligation to provide any such additional term loans, provide such refinancing or replacement term loans, or agree to extend the maturity date of existing term loans held by them, and transactions to effect any additional refinancing, replacement or extended term loans are subject to several conditions precedent and limitations.

The New Term Loan Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its Subsidiaries to incur additional indebtedness; pay dividends or distributions on capital stock or redeem, repurchase or retire capital stock of the Company or any of its restricted subsidiaries; make payments on, or redeem, repurchase or retire any subordinated indebtedness; create, incur or suffer to exist liens on any of their property or assets; make investments or enter into joint venture arrangements; engage in mergers, consolidations and sales of all or substantially all their assets; sell assets; make capital expenditures; enter into agreements restricting dividends and advances by the Company’s subsidiaries; and engage in transactions with affiliates.

The New Term Loan Credit Agreement also contains certain customary affirmative covenants and events of default, including a change in control provision and a cross-default provision in the case of a default according to the terms of any indebtedness with an aggregate principal amount of $20,000 or more.

In connection with the New Term Loan Credit Agreement, the Company incurred $12,977 in finance costs that have been capitalized and will be amortized over the life of the loan.

At December 31, 2011, the balance of the New Term Loan Credit Agreement was $660,905, which includes an original issue discount of $5,657, net of $1,093 of accumulated amortization. At December 31, 2010, the balance of the New Term Loan Credit Agreement was $666,644, which includes an original issue discount of $6,668, net of $82 of accumulated amortization. At December 31, 2011, the interest rate on term loan borrowings was 6.75%.

F20

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

(b) In conjunction with the construction of a new distribution facility, the Company borrowed $10,000 from the New York State Job Development Authority on December 21, 2001, pursuant to the terms of a second lien mortgage note. On December 18, 2009 the mortgage note was amended, extending the fixed monthly payments of principal and interest for a period of 60 months up to and including December 31, 2014. The interest rate under the amended mortgage note remains variable and subject to review and adjustment semi-annually based on the New York State Job Development Authority’s confidential internal protocols. At December 31, 2011, the amended mortgage note bears at an interest rate of 2.37%. The principal amounts outstanding under the mortgage note as of December 31, 2011 and 2010, were $3,465 and $4,539, respectively. At December 31, 2011, the distribution facility had a carrying value of $38,731.

(c) The Company has entered into various capital leases for machinery and equipment and automobiles with implicit interest rates ranging from 3.24% to 17.40% which extend to 2016.

(d) The $175,000 senior subordinated notes due 2014 bear interest at a rate of 8.75% per annum. Interest is payable semi-annually on May 1 and November 1 of each year. The senior subordinated notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2009, at redemption prices ranging from 101.458% to 100%, plus accrued and unpaid interest to the date of redemption. If a Change of Control, as defined in the note indenture, were to occur, the Company would be obligated to make an offer to purchase the senior subordinated notes, in whole or in part, at a price equal to 101% of the aggregate principal amount of the senior subordinated notes, plus accrued and unpaid interest, if any, to the date of purchase.

If a Change of Control were to occur, the Company may not have the financial resources to repay all of its obligations under the New Term Loan Credit Agreement, the note indenture and the other indebtedness that would become payable upon the occurrence of such Change of Control.

In addition, subject to certain exceptions, the Company may not make restricted payments, including the payment of dividends to its shareholders, unless certain conditions are met under the terms of the indenture governing the 8.75% senior subordinated notes, the New ABL Facility and the New Term Loan Credit Agreement. As of December 31, 2011, the most restrictive of these conditions was the requirement under the New Term Loan Credit Agreement of a senior leverage ratio (as defined therein) of no greater than 4 to 1 on a pro forma basis after giving effect to such restricted payment. Under such condition, restricted net assets were $60,721 at December 31, 2011. As a result, $265,370 of the Company’s $326,091 of net assets was unrestricted at December 31, 2011.

At December 31, 2011, maturities of long-term obligations consisted of the following:

	Long-term Debt	Capital Lease
	Obligations	Obligations	Totals

2012	$6,833	$1,833	$8,666
2013	6,872	447	7,319
2014	182,004	456	182,460
2015	5,766	356	6,122
2016	5,773	514	6,287
Thereafter	632,122	—	632,122

Long-term obligations	$839,370	$3,606	$842,976

Note 9 — Capital Stock

At December 31, 2011 and 2010, the Company’s authorized capital stock, including redeemable common securities, consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding, 40,000.00 shares of Class A Common Stock, $0.01 par value, of which 20,261.80 and 18,905.31 shares were issued and outstanding, respectively, and 15,200.00 shares of Class B Common Stock, $0.01 par value, of which 11,918.71 shares were issued and outstanding. At December 31, 2011 and 2010, 15,200 shares of Class A Common Stock, $0.01 par value, were reserved for issuance upon the conversion of Class B Common Stock., $0.01 par value.

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

Each share of Class B Common Stock is convertible into a share of Class A Common Stock on a one-for-one basis (i) upon transfer to a person or entity which is not a Permitted Transferee (as defined in the Second Amended and Restated Certificate of Incorporation), (ii) upon a Qualified Initial Public Offering (as defined in the Second Amended and Restated Certificate of Incorporation) and (iii) at such time as less than 20% of the 11,918.71 shares of Class B Common Stock are controlled or owned by Permitted Transferees.

Of the Class A Common Stock, 1,210.49 and 597.52 shares were redeemable at December 31, 2011 and 2010, respectively, and classified as “redeemable common securities” on the balance sheet, as described below.

Under the terms of the PCHI stockholders’ agreement dated April 30, 2004, as amended, the Company has an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders can require the Company to purchase all of the shares held by the former employees. The purchase price as prescribed in the stockholders’ agreement is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by the Company to certain employee stockholders, based on the estimated fair market value of fully paid and vested common securities, totaled $35,831 and $16,547 at December 31, 2011 and 2010, respectively, and is classified as redeemable common securities on the consolidated balance sheet, with a corresponding adjustment to stockholders’ equity. As there is no active market for the Company’s common stock, the Company estimates the fair value of its common stock based on a valuation model confirmed periodically by recent acquisitions or independent appraisals.

As explained in Note 15, in 2004, the CEO and the President exchanged vested options in a predecessor company for fully vested PCHI stock options (“Rollover Options”). Since these options vested immediately and can be exercised upon the death or disability of the officer and put back to the Company, such options are classified as redeemable common securities on the consolidated balance sheet. These options are Level 2 in the fair value hierarchy.

A summary of the changes in redeemable common securities for the years ended December 31, 2009, 2010 and 2011 follows:

	Redeemable
	Number of Rollover Stock Options	Number of Common Shares	Rollover Stock Options	Common Shares	Total Redeemable Common Securities
Balance as of December 31, 2008	61.18	585.15	$1,582	$16,589	$18,171
Shares issued upon option exercise	—	7.69	—	218	218

Balance as of December 31, 2009	61.18	592.84	1,582	16,807	18,389
Shares issued upon option exercise	—	4.68	—	133	133
Dividends paid	—	—	(575)	(5,617)	(6,192)
Revaluation of remaining options/shares	—	—	535	5,224	5,759

Balance as of December 31, 2010	61.18	597.52	1,542	16,547	18,089
Warrant exercise	—	544.75	—	15,090	15,090
Shares issued upon option exercise	(20.29)	68.22	(550)	2,001	1,451
Revaluation of remaining options/shares	—	—	116	2,193	2,309

Balance as of December 31, 2011	40.89	1,210.49	$1,108	$35,831	$36,939

F22

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

On December 30, 2008, the Company exchanged 544.75 warrants to purchase PCHI common stock at $.01 per share, valued at $28,350 per share, plus $500 in cash, to acquire the minority interest in PCFG common stock. As a result of this transaction, the Company charged $558 to goodwill. The warrants, which have a term of 10 years, were exercisable into PCHI common stock under certain conditions, with the right to require the Company to purchase the shares upon the death or disability of the employees and were classified on the balance sheet as a current liability under the provisions of ASC 480-10 Distinguishing Liabilities from Equity. Under those rules, any change in value of the warrants must be “marked to market” to reflect the change in liability, with an offsetting charge to compensation. These warrants are Level 2 in the fair value hierarchy. As the result of an independent appraisal performed in December 2010, these warrants were “marked to market” resulting in a charge to 2010 compensation expense of $4,763. For tax purposes, the warrants are not considered compensation and therefore this charge was not deductible for tax purposes. In February 2011, the warrants were exercised with the corresponding share issuance recorded as redeemable common stock.

In December 2010, in connection with the refinancing of the Company’s term loan agreement (see Note 8), the Company’s Board of Directors declared a one-time cash dividend of $9,400 per share of outstanding Common Stock, totaling $289,746, and similar distributions to the holders of vested common stock warrants, $12,083, and vested time options, $9,370. The distribution to vested time option holders resulted in a charge to stock compensation expense in 2010. In addition, holders of unvested time and performance options at the declaration date may also receive a distribution of $9,400 per share if, and when, the time and performance options vest. During 2011, certain time options vested and the Company recorded a $617 charge to stock compensation expense. At December 31, 2011, the aggregate potential distribution associated with unvested time and performance options is $17,875. Such amount will be recorded in stock compensation expense if, and when, the options vest.

Note 10 — Provision for Doubtful Accounts

The provision for doubtful accounts is included in general and administrative expenses. For the years ended December 31, 2011, 2010 and 2009, the provision for doubtful accounts was $1,773, $637, and $3,982, respectively. At December 31, 2011 and December 31, 2010, the allowance for doubtful accounts was $3,877 and $2,714, respectively.

Note 11 — Acquisition Costs and Write-off of Deferred Financing Costs

During 2011, in connection with the acquisitions of Riethmüller and Party Packagers, the Company expensed $2,147 of acquisition-related costs in Other Expense (Income).

During 2010, in connection with the refinancing of the Company’s debt obligations, the Company wrote off $2,448 of deferred financing costs associated with the repayment of debt. Additionally, the Company expensed acquisition-related costs of $1,607 primarily associated with the Designware and Christy’s Group acquisitions. These charges are recorded in Other Expense (Income).

Note 12 — Restructuring Charges

In connection with the acquisition of Riethmüller in 2011, the Company recorded $989 of restructuring charges in general and administrative expenses. The charges related to lease termination costs and costs associated with relocating certain operations. Of the amount, $645 was paid in 2011 and the remaining amount is expected to be paid in 2012.

In connection with the acquisition of FCPO in 2007, $9,101 was accrued related to plans to restructure FCPO’s merchandising assortment and administrative operations and involuntarily terminate a limited number of FCPO personnel. Through December 31, 2011, the Company had paid $8,178 related to this restructuring, including $573, $902 and $3,834 in 2011, 2010 and 2009, respectively. During 2012, the Company expects to make payments of $248 related to this restructuring.

During October of 2009, the Company communicated its plan to close the FCPO corporate office in Naperville, Illinois and to consolidate its retail corporate office operations with those of Party City, in Rockaway, New Jersey. In connection with the closing, the Company recorded additional planned severance costs of $1,800 during 2009, all of which were paid by December 2010. The Company is continuing to utilize the Naperville facility as a distribution center for its e-commerce website.

F23

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Note 13 — Other Expense (Income)

	Year Ended December 31,
	2011	2010	2009

Other expense (income) consists of the following:
Undistributed income in unconsolidated joint venture	$(463)	$(678)	$(632)
Foreign currency (gain) loss	(280)	354	670
Write-off of deferred finance charges in connection with the extinguishment of debt	—	2,448	—
Other acquisition costs	2,147	1,607	—
Other, net	72	477	(70)

Other expense (income), net	$1,476	$4,208	$(32)

Note 14 — Employee Benefit Plans

Certain subsidiaries of the Company maintain profit sharing plans for eligible employees providing for annual discretionary contributions to a trust. Eligible employees are full time domestic employees who have completed a certain length of service, as defined, and attained a certain age, as defined. In addition, the plans require the subsidiaries to match from approximately 12% to 100% of voluntary employee contributions to the plans, not to exceed a maximum amount of the employee’s annual salary, ranging from 4% to 6%. Expense for the plans for the years ended December 31, 2011, 2010, and 2009 totaled $4,943, $4,470, and $4,201, respectively.

Note 15 — Equity Incentive Plan

On May 1, 2004, the Company adopted the 2004 Equity Incentive Plan (the “Plan”) under which the Company may grant incentive awards in the form of restricted and unrestricted common stock options to purchase shares of the Company’s common stock (“Company Stock Options”) to certain directors, officers, employees and consultants of the Company and its affiliates. A committee of the Company’s board of directors (the “Committee”), or the board itself in the absence of a committee, is authorized to make grants and various other decisions under the Plan. Unless otherwise determined by the Committee, any participant granted an award under the Plan must become a party to, and agree to be bound by, the Company’s stockholders’ agreement. Company Stock Options reserved under the Plan totals 5,439.27, including those which are currently outstanding, and may include incentive and nonqualified stock options. Company Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Committee, vest over five years and have a term of ten years from the date of grant.

The Company has three types of options – rollover options, time-based options, and performance-based options, each of which is described below.

F24

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Rollover Options

In 2004, the Company’s CEO and its President exchanged vested options in the predecessor company for 98.18 vested options to purchase common shares at $2,500 per share (the “Rollover Options”). These options had an intrinsic value of $737 and a fair value of $880. Under ASC 805-30-30-11 Goodwill or Gain from Bargain Purchase, Including Consideration Transferred, vested options granted by the acquiring company in exchange for outstanding options of the target company should be considered part of the purchase transaction. The fair value is accounted for as part of the purchase price of the target company.

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

During 2011 and 2010, increases in the valuation of the remaining options resulted in charges to pre-tax income of $116 and $572, respectively. There was no charge to earnings for these options in 2009 because the valuation did not change during the year.

Time-based options

In April 2005, the Company granted 722 time-based options (“TBOs”) to key employees and its outside directors, exercisable at a strike price of $10,000. The Company used a minimum value method to determine the fair value of the stock options granted in April 2005, together with the following assumptions: dividend yield of 0%, risk-free interest rate of 3.1%, forfeitures and expected cancellation of 3%, and an expected life of four years. The estimated fair value of the options granted in 2005 was amortized on a straight line basis to compensation expense, net of taxes, over the vesting period of four years. The Company recorded compensation expense of $140 in general and administrative expenses during the year ended December 31, 2009. No expense was recorded during the years ended December 31, 2011 and 2010. No future expense will be recorded related to these options.

Since April 2004, the Company granted the following TBOs to key eligible employees and outside directors:

Options Granted	Exercise Price per Share
722.00	$10,000
489.50	12,000
187.00	14,250
20.00	17,500
122.00	20,750
5.00	22,340
95.00	28,350
83.00	27,700
175.00	29,600

F25

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

The Company recorded compensation expense of $1,281, $723, and $736 during the years ended December 31, 2011, 2010, and 2009, respectively, related to TBOs granted since 2006. The fair value of each grant is estimated on the grant date using a Black-Scholes option valuation model based on the assumptions in the following table:

Expected dividend rate	—
Risk free interest rate	1.76% to 5.08%
Price volatility	15.00
Weighted average expected life	7.5
Forfeiture rate	7.75

The weighted average expected life (estimated period of time outstanding) was estimated using the Company’s best estimate for determining the expected term. Expected volatility was based on implied historical volatility of an applicable Dow Jones Industrial Average sector index for a period equal to the stock option’s expected life. The remaining stock compensation expense to be recorded in future years for these options is $1,651, which is expected to be recognized over a weighted average period of 4.3 years.

In addition, as discussed in Note 9, during December 2010, the Company made a distribution to all holders of time options that were vested before December 2010. The total amount of the distribution, $9,370, was charged to stock compensation expense in 2010. In addition, holders of unvested time and performance options at the declaration date may also receive a distribution of $9,400 per share if, and when, the time and performance options vest. During 2011, certain time options vested and the Company recorded a $617 charge to stock compensation expense. At December 31, 2011, the aggregate potential distribution associated with unvested time and performance options was $17,875. Such amount will be recorded in stock compensation expense if, and when, the options vest.

Performance-based options

In April 2005, the Company granted 760 performance based options (“PBOs”) to key employees and its outside directors, exercisable at a strike price of $10,000. Under the PBO feature, the ability to exercise vested option awards is contingent upon the occurrence of an initial public offering of the Company’s common stock or a change in control of the Company and the achievement of specified investment returns to the Company’s shareholders. Since a change in control condition cannot be assessed as probable before it occurs, no compensation expense is recorded in connection with the issuance of PBOs until an initial public offering of the Company’s common stock is completed or a change in control occurs and specified investment returns are achieved. At that time, holders of performance based options granted before December 2010 would receive a distribution of $9,400 per vested option, which would be included in the recognition of compensation expense if and when such events occur.

Since April 2005, the Company granted the following PBOs to key eligible employees and outside directors:

Options Granted	Exercise Price per Share
760.00	$10,000
893.50	12,000
314.00	14,250
30.00	17,500
147.00	20,750
185.00	22,340
116.00	28,350
237.00	27,700
350.00	29,600

F26

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

The following table summarizes the changes in outstanding options under the Equity Incentive Plan for the years ended December 31, 2009, 2010 and 2011:

			Average Fair Market		Weighted Average Remaining
		Average Exercise	Value of TBOs at	Aggregate Intrinsic	Contractual Term
	Options	Price	Grant Date	Value	(Years)
Outstanding at December 31, 2008	2,932.60	$13,242

Granted	40.00	28,350	$5,712
Exercised	(7.70)	11,573
Canceled	(31.87)	12,459

Outstanding at December 31, 2009	2,933.03	13,462

Granted	327.00	28,035	7,399
Exercised	(4.68)	11,090
Canceled	(133.10)	21,622

Outstanding at December 31, 2010	3,122.25	14,350

Granted	689.00	29,148	7,179
Exercised	(70.99)	17,549
Canceled	(41.99)	27,897

Outstanding at December 31, 2011	3,698.27	17,137		$46,091	5.5
Exercisable at December 31, 2011	1,073.11	12,689		18,148	4.3
Exercisable at December 31, 2010	996.79	11,139		16,508	4.8
Expected to vest (excludes PBOs)	266.99	27,573		541	8.6

The intrinsic value of options exercised was $831, $81 and $129 for the years ended December 31, 2011, 2010 and 2009, respectively.

F27

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share )

Note 16 — Income Taxes

A summary of domestic and foreign income before income taxes and including minority interest follows:

	Year Ended December 31,
	2011	2010	2009

Domestic	$113,697	$77,537	$92,364
Foreign	8,454	4,841	8,060

Total	$122,151	$82,378	$100,424

The income tax expense consisted of the following:

	Year Ended December 31,
	2011	2010	2009

Current:
Federal	$30,869	$34,752	$22,643
State	6,586	5,281	3,930
Foreign	3,078	1,854	2,297

Total current provision	40,533	41,887	28,870
Deferred:
Federal	4,852	(7,187)	7,705
State	365	(1,739)	1,150
Foreign	(9)	(16)	(52)

Total deferred provision (benefit)	5,208	(8,942)	8,803

Income tax expense	$45,741	$32,945	$37,673

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

F28

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Deferred income tax assets and liabilities consisted of the following:

	December 31,
	2011	2010

Current deferred income tax assets:
Inventory valuation	$19,602	$17,246
Allowance for doubtful accounts	851	1,129
Accrued liabilities	8,662	11,637
Contribution carryforward	107	107
Tax loss carryforward	—	405
Tax credit carryforward	576	576

Current deferred income tax assets (included in prepaid expenses and other current assets)	$29,798	$31,100

Non-current deferred income tax liabilities, net:
Property, plant and equipment	$15,973	$12,194
Intangible assets	62,128	60,869
Amortization of goodwill and other assets	19,746	20,761
Other	2,336	1,157

Non-current deferred income tax liabilities, net	$100,183	$94,981

At December 31, 2011, the Company had alternative minimum tax credit carryforwards of $576, which do not expire.

The difference between the Company’s effective income tax rate and the federal statutory income tax rate is reconciled below:

	Year Ended December 31,
	2011	2010	2009

Provision at federal statutory income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	3.5	2.8	3.1
Warrant compensation charge not deductible	—	2.0	—
Domestic manufacturing deductions	(1.8)	(3.0)	(0.8)
Adjustments related to previous acquisitions	—	3.5	—
Other	0.7	(0.3)	0.2

Effective income tax rate	37.4%	40.0%	37.5%

In 2010, the Company recorded certain adjustments related to deferred tax accounts recorded during the current year related to activities associated with previous acquisitions which resulted in domestic tax expense of $2,905.

Other differences between the effective income tax rate and the federal statutory income tax rate are composed of favorable permanent differences related to inventory contributions and favorable foreign rate differences, offset by the non-deductible portion of meals and entertainment expenses and, in 2011, offset by the settlement of an IRS audit of the Company’s 2008 and 2009 Federal income tax returns.

F29

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

At December 31, 2011 and 2010, the Company’s share of the cumulative undistributed earnings of its foreign subsidiaries whose earnings are considered permanently reinvested was approximately $26,435 and $27,925, respectively. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of certain foreign subsidiaries, because such earnings are expected to be reinvested indefinitely in the subsidiaries’ operations. It is not practical to estimate the amount of additional tax that might be payable on these foreign earnings in the event of distribution or sale; however, under existing law, foreign tax credits would be available to substantially reduce incremental U.S. taxes payable on amounts repatriated.

The Company and its subsidiaries file a U.S. federal income tax return, and over 100 state, city, and foreign tax returns.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits :

	2011	2010	2009
Balance as of January 1,	$831	$992	$2,024
Increases related to current year tax positions	49	73	81
Increases related to prior year tax positions	—	505	—
Decrease related to settlements	(253)	(334)	(822)
Decreases related to lapsing of statutes of limitations	(135)	(405)	(291)

Balance as of December 31,	$492	$831	$992

The Company’s total net unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate are $362 and $744 at December 31, 2011 and 2010, respectively. The Company expects to recognize $101 of the balance prior to December 31, 2012, upon the expiration of the period to assess tax in various federal, state and foreign taxing jurisdictions.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $48 and $90 for the potential payment of interest and penalties at December 31, 2011 and 2010, respectively. During 2011, 2010 and 2009, the Company recorded credits in income tax expense of $42, $56 and $119, respectively, related to interest and penalties.

For federal income tax purposes, the years 2010 through 2011 are open to examination at December 31, 2011. For non-U.S. income tax purposes, tax years from 2006 through 2010 remain open. Lastly, the Company is open to state and local income tax examinations for the tax years 2007 through 2011.

F30

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Note 17 — Commitments, Contingencies and Related Party Transactions

Lease Agreements

The Company has non-cancelable operating leases for its numerous retail store sites, as well as for its corporate offices, certain distribution and manufacturing facilities, showrooms, and warehouse equipment that expire on various dates, principally through 2024. These leases generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance.

At December 31, 2011, future minimum lease payments under all operating leases consisted of the following:

Future Minimum Operating Lease Payments
2012	$119,382
2013	88,381
2014	63,615
2015	51,054
2016	40,919
Thereafter	100,709

$464,060

We are also an assignor with contingent lease liability for 13 stores sold to franchisees. The potential contingent lease obligations continue until the applicable leases expire in 2016. The maximum amount of the contingent lease obligations may vary, but is limited to the sum of the total amount due under the leases. At December 31, 2011, the maximum amount of the contingent lease obligations was approximately $4,932 and is not included in the table above as such amount is contingent upon certain events occurring, which management has not assessed as probable or estimable at this time.

The future minimum lease payments included in the above table also do not include contingent rent based upon sales volumes or other variable costs, such as maintenance, insurance and taxes.

Rent expense for the years ended December 31, 2011, 2010 and 2009, was $167,791, $144,006, and $136,785, respectively, and included immaterial amounts of rent expense related to contingent rent.

F31

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Product Royalty Agreements

The Company has entered into product royalty agreements with various licensors of copyrighted and trademarked characters and designs, that are used on the Company’s products, which require royalty payments based on sales of the Company’s products, and, in some cases, include annual minimum royalties.

At December 31, 2011, the Company’s commitment to pay future minimum product royalties was as follows:

Future Minimum Royalty Payments
2012	$11,715
2013	11,980
2014	7,484
2015	4,100
2016	550
Thereafter	550

$36,379

Product royalty expense for the years ended December 31, 2011, 2010 and 2009, was $16,812, $14,693, and $8,615, respectively.

During December 2009, the Company entered into a product purchase agreement with a vendor which requires the Company to purchase $9,000 of products annually through 2015.

Legal Proceedings

The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe that any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.

Related Party Transactions

Pursuant to the terms of a management agreement, Berkshire Partners LLC and Weston Presidio were paid annual management fees of $833 and $417, respectively, for each of the years ended December 31, 2011, 2010 and 2009. Management fees payable to Berkshire Partners LLC and Weston Presidio totaled $209 and $139, respectively, at December 31, 2011, and 2010 and are included in accrued expenses on the consolidated balance sheet. Although the indenture governing the 8.75% senior subordinated notes will permit the annual payments under the management agreement, such payments will be restricted during an event of default under the notes and will be subordinated in right of payment to all obligations due with respect to the notes in the event of a bankruptcy or similar proceeding of Amscan.

F32

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Note 18 — Segment Information

Industry Segments

The Company has two identifiable business segments. The Wholesale segment includes the design, manufacture, contract for manufacture and wholesale distribution of party goods, including paper and plastic tableware, metallic and latex balloons, accessories, novelties, costumes, other garments, gifts and stationery. The Retail segment includes the operation of company-owned retail party supply superstores in the United States and Canada, the sale of franchises on an individual store and franchise area basis throughout the United States and Puerto Rico and the Company’s e-commerce operations through its PartyCity.com website.

The Company’s industry segment data for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Wholesale	Retail	Consolidated
Year Ended December 31, 2011
Revenues:
Net sales	$940,073	$1,267,964	$2,208,037
Royalties and franchise fees	—	19,106	19,106

Total revenues	940,073	1,287,070	2,227,143
Eliminations	(355,168)	—	(355,168)

Net revenues	$584,905	$1,287,070	$1,871,975

Income from operations	$92,228	$109,142	$201,370

Interest expense, net			77,743
Other expense, net			1,476

Income before income taxes			$122,151

Depreciation and amortization	$22,274	$37,357	$59,631
Capital expenditures	$13,159	$31,324	$44,483

Total assets	$977,343	$772,995	$1,750,338

	Wholesale	Retail	Consolidated
Year Ended December 31, 2010
Revenues:
Net sales	$769,247	$1,108,785	$1,878,032
Royalties and franchise fees	—	19,417	19,417

Total revenues	769,247	1,128,202	1,897,449
Eliminations	(298,355)	—	(298,355)

Net revenues	$470,892	$1,128,202	$1,599,094

Income from operations	$85,636	$41,800	$127,436

Interest expense, net			40,850
Other expense, net			4,208

Income before income taxes			$82,378

Depreciation and amortization	$18,979	$30,439	$49,418
Capital expenditures	$12,435	$37,188	$49,623

Total assets	$948,850	$704,301	$1,653,151

F33

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

	Wholesale	Retail	Consolidated
Year Ended December 31, 2009
Revenues:
Net sales	$633,006	$1,055,965	$1,688,971
Royalties and franchise fees	—	19,494	19,494

Total revenues	633,006	1,075,459	1,708,465
Eliminations	(221,647)	—	(221,647)

Net revenues	$411,359	$1,075,459	$1,486,818

Income from operations	$65,007	$76,866	$141,873

Interest expense, net			41,481
Other income, net			(32)

Income before income taxes			$100,424

Depreciation and amortization	$14,652	$29,730	$44,382
Capital expenditures	$9,877	$16,318	$26,195

Total assets	$747,262	$733,239	$1,480,501

Geographic Segments

Export sales of metallic balloons, $21,344, $18,851 and $16,975 in 2011, 2010 and 2009, respectively, are included in domestic sales below. Intercompany sales between geographic areas consist of sales of finished goods for distribution in foreign markets. Intercompany sales between geographic areas are made at cost plus a share of operating profit.

The Company’s geographic area data are as follows:

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2011
Revenues:
Net sales to unaffiliated customers	$1,619,572	$233,297	$—	$1,852,869

Net sales between geographic areas	28,321	12,304	(40,625)	—

Net sales	1,647,893	245,601	(40,625)	1,852,869
Royalties and franchise fees	19,106	—	—	19,106

Total revenues	$1,666,999	$245,601	$(40,625)	$1,871,975

Income from operations	$192,490	$8,883	$(3)	$201,370

Interest expense, net				77,743
Other expense, net				1,476

Income before income taxes				$122,151

Depreciation and amortization	$55,487	$4,144		$59,631

Total long-lived assets (excluding goodwill, trade names and other intangible assets, net)	$211,602	$18,492		$230,094

Total assets	$1,886,665	$261,389	$(397,716)	$1,750,338

F34

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2010
Revenues:
Net sales to unaffiliated customers	$1,469,533	$110,144	$—	$1,579,677
Net sales between geographic areas	23,570	—	(23,570)	—

Net sales	1,493,103	110,144	(23,570)	1,579,677
Royalties and franchise fees	19,417	—	—	19,417

Total revenues	$1,512,520	$110,144	$(23,570)	$1,599,094

Income from operations	$120,058	$6,129	$1,249	$127,436

Interest expense, net				40,850
Other expense, net				4,208

Income before income taxes				$82,378

Depreciation and amortization	$48,427	$991		$49,418

Total long-lived assets (excluding goodwill, trade names and other intangible assets, net)	$215,631	$3,938		$219,569

Total assets	$1,645,154	$108,646	$(100,649)	$1,653,151

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2009
Revenues:
Net sales to unaffiliated customers	$1,371,611	$95,713	$—	$1,467,324
Net sales between geographic areas	24,247	—	(24,247)	—

Net sales	1,395,858	95,713	(24,247)	1,467,324
Royalties and franchise fees	19,494	—	—	19,494

Total revenues	$1,415,352	$95,713	$(24,247)	$1,486,818

Income from operations	$132,115	$8,686	$1,072	$141,873

Interest expense, net				41,481
Other income, net				(32)

Income before income taxes				$100,424

Depreciation and amortization	$43,496	$886		$44,382

Total long-lived assets (excluding goodwill, trade names and other intangible assets, net)	$203,346	$13,072		$216,418

Total assets	$1,478,493	$82,890	$(80,882)	$1,480,501

Note 19 — Quarterly Results (Unaudited)

Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines and customer base and increased promotional activities, the impact of seasonality on the quarterly results of our wholesale operations has been limited. However, during the third quarter, the promotional activities of our wholesale business, including special dating terms, particularly with respect to Halloween and Christmas products sold to retailers and other distributors, result in slightly higher accounts receivable and inventory balances during the quarter. Our retail operations are subject to significant seasonal variations. Historically, our retail operations have realized a significant portion of their revenues, cash flow and net income in the fourth quarter of the year, principally due to Halloween sales in October and, to a lesser extent, our year-end holiday sales.

F35

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

The following table sets forth historical revenues, gross profit, income from operations and net income, by quarter, for the years ended December 31, 2011, 2010, and 2009.

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
2011
Revenues:
Net sales	$352,501	$411,502	$436,186	$652,680
Royalties and franchise fees	3,681	4,550	3,962	6,913
Gross profit	127,486	163,715	148,039	294,656
Income from operations	16,608	43,022	11,276	130,464
Net (loss) income attributable to Amscan Holdings, Inc.	(2,563)	14,532	(5,922)	70,228

2010
Revenues:
Net sales	$304,379	$352,705	$358,772	$563,821
Royalties and franchise fees	3,844	4,453	4,035	7,085
Gross profit	104,479	141,840	132,437	257,863
Income from operations	8,288	35,367	17,963	65,818	(a)
Net (loss) income attributable to Amscan Holdings, Inc.	(412)	16,460	4,603	28,668	(a)

2009
Revenues:
Net sales	$309,046	$337,536	$336,944	$483,798
Royalties and franchise fees	3,694	4,536	4,164	7,100
Gross profit	103,629	128,425	121,453	214,776
Income from operations	12,201	27,818	14,937	86,917
Net income attributable to Amscan Holdings, Inc.	2,403	10,952	3,079	46,119

(a) During 2010, the Company instituted a program to convert its FCPO stores to Party City stores and recorded a fourth quarter charge of $27,400 for the impairment of the Factory Card & Party Outlet trade name.

Note 20 — Fair Value Measurements

The provisions of ASC Topic 820, “Fair Value Measurement”, define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The following table shows assets and liabilities as of December 31, 2011 that are measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total as of December 31, 2011
Derivative assets	—	$808	—	$808
Derivative liabilities	—	(18)	—	(18)

The following table shows assets and liabilities as of December 31, 2010 that are measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total as of December 31, 2010
Derivative assets	—	$241	—	$241
Derivative liabilities	—	$(2,288)	—	$(2,288)

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges.

The carrying amounts for cash and cash equivalents, accounts receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value at December 31, 2011 and December 31, 2010 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amount and fair value (based on market prices) of the term loans and the senior subordinated notes are as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
New Term Loan Credit Agreement	$660,905	$663,383	$666,644	$674,060
Senior Subordinated Notes	175,000	176,750	175,000	176,750

The carrying amounts for other long-term debt approximate fair value at December 31, 2011 and 2010 based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity.

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

In 2008, the Company entered into an interest rate swap agreement with a financial institution for an initial aggregate notional amount of $118,505, which increased to a maximum of $163,441 during its term and expired in 2011.

The swap agreement had an unrealized net loss of $1,414 at December 31, 2010, which was included in accumulated other comprehensive loss (see Note 22). No components of this agreement are excluded in the measurement of hedge effectiveness. As this hedge is 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The fair value of the interest rate contract at December 31, 2010, $(2,244), is reported in current liabilities in the consolidated balance sheet.

Foreign Exchange Risk Management

A portion of the Company’s cash flows is derived from transactions denominated in foreign currencies. In order to reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, including the British Pound Sterling, the Euro, the Malaysian Ringgit, the Canadian Dollar and the Australian Dollar, the Company enters into foreign exchange contracts with major international financial institutions. These forward contracts, which typically mature within one year, are designed to hedge anticipated foreign currency transactions, primarily inventory purchases and sales. The terms of the foreign exchange contracts are such that cash flows from the contracts should be highly effective in offsetting the expected cash flows from the underlying forecasted transactions.

The foreign currency exchange contracts are reflected in the consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counterparties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. The fair value adjustments at December 31, 2011 and 2010 resulted in unrealized net gains of $505, and $124, respectively, which are included in accumulated other comprehensive loss (see Note 22). No components of these agreements are excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive loss related to these foreign exchange contracts will be reclassified into earnings by December 2012.

The following table displays the fair values and notional amounts of the Company’s derivatives at December 31, 2011 and December 31, 2010:

	Notional Amounts		Derivative Assets						Derivative Liabilities
	December 31,	December 31,	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value
Derivative Instrument	2011	2010	December 31, 2011			December 31, 2010			December 31, 2011			December 31, 2010
Interest Rate Swap	$—	$135,374			$—			$—			$—	(b	) AE	$(2,244)
Foreign Exchange Contracts	27,884	13,468	(a	) PP	808	(a	) PP	241	(b	) AE	(18)	(b	) AE	(44)

Total	$27,884	$148,842			$808			$241			$(18)			$(2,288)

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses

F38

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Note 22 — Comprehensive Income

Comprehensive income consisted of the following:

	Year Ended December 31,
	2011	2010	2009
Net income attributable to Amscan Holdings, Inc.	$76,275	$49,319	$62,553
Net change in cumulative translation adjustment	(7,234)	(376)	4,007
Impact of interest rate swap contracts, net of income tax expense of $830, $1,505, and $773	1,414	2,563	1,317
Impact of foreign exchange contracts, net of income tax expense (benefit) of $223, $172, and $(1,097)	381	293	(1,867)

Comprehensive income attributable to Amscan Holdings, Inc.	$70,836	$51,799	$66,010

Accumulated other comprehensive loss consisted of the following:

	December 31,
	2011	2010
Cumulative translation adjustment	$(11,859)	$(4,625)
Interest rate swap contracts, net of income tax benefit of $- and $830	—	(1,414)
Foreign exchange contracts, net of income tax expense of $296 and $73	505	124

Total accumulated other comprehensive loss	$(11,354)	$(5,915)

F39

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Note 23 — Condensed Consolidating Financial Information

Borrowings under the New Term Loan Credit Agreement, the New ABL Facility and the Company’s $175,000 8.75% senior subordinated notes are guaranteed jointly and severally, fully and unconditionally, by the following domestic subsidiaries of the Company (collectively, the “Guarantors”):

•	Amscan Inc.

•	Am-Source, LLC

•	Anagram Eden Prairie Property Holdings LLC

•	Anagram International, Inc.

•	Anagram International Holdings, Inc.

•	Anagram International, LLC

•	Factory Card & Party Outlet Corp.

•	Gags & Games, Inc.

•	JCS Packaging Inc.

•	M&D Industries, Inc.

•	PA Acquisition Corporation

•	Party City Corporation

•	Party City Franchise Group Holdings, LLC

•	SSY Realty Corp.

•	Trisar, Inc.

Non-guarantor subsidiaries (collectively, “Non-guarantors”) include the following:

•	Amscan (Asia-Pacific) Pty. Ltd.

•	Amscan de Mexico, S.A. de C.V.

•	Amscan Distributors (Canada) Ltd.

•	Amscan Holdings Limited

•	Anagram International (Japan) Co., Ltd.

•	Amscan Partyartikel GmbH

•	Christy’s Asia, Ltd.

•	Christy’s By Design, Ltd.

•	Christy’s Dress Up, Ltd.

•	Christy’s Garments & Accessories Ltd.

•	JCS Hong Kong Ltd.

•	Party Packagers

•	Riethmüller GmbH

The following unaudited information presents condensed consolidating balance sheets at December 31, 2011 and December 31, 2010, condensed consolidating statements of operations for the years ended December 31, 2011, 2010 and 2009, and the related condensed consolidating statements of cash flows for the years ended December 31, 2011, 2010 and 2009, for the Combined Guarantors and the Combined Non-guarantors, together with the elimination entries necessary to consolidate the entities comprising the combined companies.

Certain amounts in the condensed consolidating balance sheet at December 31, 2010 have been reclassified. These reclassifications have no effect on the consolidated amounts.

As a result of the repayment of PCFG’s debt during the third quarter of 2010, PCFG became a Guarantor and is included under AHI and Combined Guarantors in the Consolidating Financial Statements for the year ended December 31, 2010. For the prior periods presented, PCFG was reflected under Combined Non-guarantors.

F40

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

CONSOLIDATING BALANCE SHEET

December 31, 2011

	AHI and Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14,012	$8,041	$—	$22,053
Accounts receivable , net	84,322	42,800	—	127,122
Inventories, net	386,264	49,875	(1,156)	434,983
Prepaid expenses and other current assets	64,882	10,073	(435)	74,520

Total current assets	549,480	110,789	(1,591)	658,678
Property, plant and equipment, net	186,999	17,330	—	204,329
Goodwill	610,285	71,475	—	681,760
Trade names	129,882	2,840	—	132,722
Other intangible assets, net	45,292	1,792	—	47,084
Investment in and advances to consolidated subsidiaries	250,799	—	(250,799)	—
Due from affiliates	89,325	56,001	(145,326)	—
Other assets, net	24,603	1,162	—	25,765

Total assets	$1,886,665	$261,389	$(397,716)	$1,750,338

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	131,089	8,193	—	139,282
Accounts payable	103,774	15,531	—	119,305
Accrued expenses	113,531	12,344	—	125,875
Income taxes payable	39,758	—	(485)	39,273
Due to affiliates	61,479	83,849	(145,328)	—
Current portion of long-term obligations	8,625	41	—	8,666

Total current liabilities	458,256	119,958	(145,813)	432,401
Long-term obligations, excluding current portion	834,262	48	—	834,310
Deferred income tax liabilities	98,782	1,401	—	100,183
Deferred rent and other long-term liabilities	20,273	141	—	20,414

Total liabilities	1,411,573	121,548	(145,813)	1,387,308

Redeemable common securities	36,939	—	—	36,939

Commitments and contingencies

Stockholders’ equity:
Class A and Class B Common Stock	—	336	(336)	—
Additional paid-in capital	399,686	113,893	(227,128)	286,451
Retained earnings	49,821	33,958	(35,062)	48,717
Accumulated other comprehensive loss	(11,354)	(10,623)	10,623	(11,354)

Amscan Holdings, Inc. stockholders’ equity	438,153	137,564	(251,903)	323,814
Noncontrolling interests	—	2,277	—	2,277

Total stockholders’ equity	438,153	139,841	(251,903)	326,091

Total liabilities, redeemable common securities and stockholders’ equity	$1,886,665	$261,389	$(397,716)	$1,750,338

F41

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

CONSOLIDATING BALANCE SHEET

December 31, 2010

	AHI and Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14,198	$6,256	$—	$20,454
Accounts receivable , net	76,699	30,632	—	107,331
Inventories, net	405,452	19,883	(1,018)	424,317
Prepaid expenses and other current assets	61,211	5,816	(1,355)	65,672

Total current assets	557,560	62,587	(2,373)	617,774
Property, plant and equipment, net	187,574	3,155	—	190,729
Goodwill	600,014	30,478	—	630,492
Trade names	129,954	—	—	129,954
Other intangible assets, net	55,362	—	—	55,362
Investment in and advances to consolidated subsidiaries	64,485	—	(64,485)	—
Due from affiliates	22,148	12,998	(35,146)	—
Other assets, net	28,057	783	—	28,840

Total assets	$1,645,154	$110,001	$(102,004)	$1,653,151

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	150,098	—	—	150,098
Accounts payable	97,510	10,662	—	108,172
Accrued expenses	102,749	8,305	—	111,054
Income taxes payable	35,706	—	(1,381)	34,325
Due to affiliates	11,593	23,553	(35,146)	—
Redeemable warrants	15,086	—	—	15,086
Current portion of long-term obligations	9,005	41	—	9,046

Total current liabilities	421,747	42,561	(36,527)	427,781
Long-term obligations, excluding current portion	841,023	89	—	841,112
Deferred income tax liabilities	94,427	554	—	94,981
Deferred rent and other long-term liabilities	14,766	—	—	14,766

Total liabilities	1,371,963	43,204	(36,527)	1,378,640

Redeemable common securities	18,089	—	—	18,089

Commitments and contingencies

Stockholders’ equity:
Class A and Class B Common Stock	—	336	(336)	—
Additional paid-in capital	287,583	31,025	(31,025)	287,583
Retained (deficit)earnings	(26,566)	37,535	(38,527)	(27,558)
Accumulated other comprehensive loss	(5,915)	(4,411)	4,411	(5,915)

Amscan Holdings, Inc. stockholders’ equity	255,102	64,485	(65,477)	254,110
Noncontrolling interests	—	2,312	—	2,312

Total stockholders’ equity	255,102	66,797	(65,477)	256,422

Total liabilities, redeemable common securities and stockholders’ equity	$1,645,154	$110,001	$(102,004)	$1,653,151

F42

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

CONSOLIDATING STATEMENT OF INCOME

For The Year Ended December 31, 2011

	AHI and Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$1,647,894	$245,601	$(40,626)	$1,852,869
Royalties and franchise fees	19,106	—	—	19,106

Total revenues	1,667,000	245,601	(40,626)	1,871,975

Expenses:
Cost of sales	978,197	181,264	(40,488)	1,118,973
Wholesale selling expenses	33,260	24,645	—	57,905
Retail operating expenses	317,667	7,665	—	325,332
Franchise expenses	13,685	—	—	13,685
General and administrative expenses	115,388	22,819	(133)	138,074
Art and development costs	16,311	325	—	16,636

Total expenses	1,474,508	236,718	(40,621)	1,670,605

Income from operations	192,492	8,883	(5)	201,370

Interest expense, net	76,805	938	—	77,743

Other (income) expense, net	(4,240)	(509)	6,225	1,476

Income before income taxes	119,927	8,454	(6,230)	122,151
Income tax expense	43,565	2,226	(50)	45,741

Net income	76,362	6,228	(6,180)	76,410
Less net income attributable to noncontrolling interests	—	135	—	135

Net income attributable to Amscan Holdings, Inc.	$76,362	$6,093	$(6,180)	$76,275

F43

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

CONSOLIDATING STATEMENT OF INCOME

For The Year Ended December 31, 2010

	AHI and Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$1,493,103	$110,144	$(23,570)	$1,579,677
Royalties and franchise fees	19,417	—	—	19,417

Total revenues	1,512,520	110,144	(23,570)	1,599,094

Expenses:
Cost of sales	884,957	81,600	(23,499)	943,058
Wholesale selling expenses	31,379	11,346	—	42,725
Retail operating expenses	296,891	—	—	296,891
Franchise expenses	12,269	—	—	12,269
General and administrative expenses	124,542	11,170	(1,320)	134,392
Art and development costs	15,024	(101)	—	14,923
Impairment of trade name	27,400	—	—	27,400

Total expenses	1,392,462	104,015	(24,819)	1,471,658

Income from operations	120,058	6,129	1,249	127,436

Interest expense, net	40,791	59	—	40,850

Other (income) expense, net	(1,312)	1,159	4,361	4,208

Income before income taxes	80,579	4,911	(3,112)	82,378
Income tax expense	31,215	1,756	(26)	32,945

Net income	49,364	3,155	(3,086)	49,433
Less net income attributable to noncontrolling interests	—	114	—	114

Net income attributable to Amscan Holdings, Inc.	$49,364	$3,041	$(3,086)	$49,319

F44

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

CONSOLIDATING STATEMENT OF INCOME

For The Year Ended December 31, 2009

	AHI and Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$1,291,848	$199,723	$(24,247)	$1,467,324
Royalties and franchise fees	19,494	—	—	19,494

Total revenues	1,311,342	199,723	(24,247)	1,486,818
Expenses:
Cost of sales	794,363	128,677	(23,999)	899,041
Wholesale selling expenses	29,580	10,206	—	39,786
Retail operating expenses	226,159	35,532	—	261,691
Franchise expenses	11,991	—	—	11,991
General and administrative expenses	104,072	16,441	(1,320)	119,193
Art and development costs	13,324	(81)	—	13,243

Total expenses	1,179,489	190,775	(25,319)	1,344,945

Income from operations	131,853	8,948	1,072	141,873
Interest expense, net	38,785	2,696	—	41,481
Other (income) expense, net	(7,818)	1,346	6,440	(32)

Income before income taxes	100,886	4,906	(5,368)	100,424
Income tax expense	36,631	1,133	(91)	37,673

Net income	64,255	3,773	(5,277)	62,751
Less net income attributable to noncontrolling interests	—	198	—	198

Net income attributable to Amscan Holdings Inc.	$64,255	$3,575	$(5,277)	$62,553

F45

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

CONSOLIDATING STATEMENT OF CASH FLOWS

For The Year Ended December 31, 2011

	AHI and Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated
Cash flows used in operating activities:
Net income	76,362	6,228	(6,180)	76,410
Less: net income attributable to noncontrolling interest	—	135	—	135

Net income attributable to Amscan Holdings, Inc.	$76,362	$6,093	$(6,180)	$76,275

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization expense	55,487	4,144	—	59,631
Amortization of deferred financing costs	4,500	—	—	4,500
Provision for doubtful accounts	707	1,066	—	1,773
Deferred income tax expense (benefit)	5,217	(9)	—	5,208
Deferred rent	7,374	93	—	7,467
Undistributed income in unconsolidated joint venture	(463)	—	—	(463)
Impairment of fixed assets	87	—	—	87
Loss (gain) on disposal of equipment	205	(376)	—	(171)
Equity based compensation	1,397	—	—	1,397
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(8,467)	461	—	(8,006)
Decrease (increase) in inventories	20,703	(5,861)	137	14,979
Increase in prepaid expenses and other current assets	(5,773)	(4,103)	—	(9,876)
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(2,043)	4,463	6,043	8,463

Net cash provided by operating activities	155,293	5,971	—	161,264

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(95,624)	—	—	(95,624)
Capital expenditures	(41,633)	(2,850)	—	(44,483)
Proceeds from disposal of property and equipment	47	1,151	—	1,198

Net cash used in investing activities	(137,210)	(1,699)	—	(138,909)

Cash flows used in financing activities:
Repayments of loans, notes payable and long-term obligations	(29,173)	(42)	—	(29,215)
Proceeds from loans, notes payable and long-term obligations	—	8,197	—	8,197
Dividend distribution	9,670	(9,670)	—	—

Proceeds from exercise of options, net of retirements	1,234	—	—	1,234

Net cash used in financing activities	(18,269)	(1,515)	—	(19,784)
Effect of exchange rate changes on cash and cash equivalents	—	(972)	—	(972)

Net (decrease) increase in cash and cash equivalents	(186)	1,785	—	1,599
Cash and cash equivalents at beginning of period	14,198	6,256	—	20,454

Cash and cash equivalents at end of period	$14,012	$8,041	$—	$22,053

F46

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

CONSOLIDATING STATEMENT OF CASH FLOWS

For The Year Ended December 31, 2010

	AHI and Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated
Cash flows used in operating activities:
Net income	49,364	3,155	(3,086)	49,433
Less: net income attributable to noncontrolling interest	—	114	—	114

Net income attributable to Amscan Holdings, Inc.	$49,364	$3,041	$(3,086)	$49,319

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	48,427	991	—	49,418
Amortization of deferred financing costs	2,475	—	—	2,475
Provision for doubtful accounts	695	(58)	—	637
Deferred income tax expense	(8,942)	—	—	(8,942)
Deferred rent	4,500	—	—	4,500
Undistributed gain in unconsolidated joint venture	(678)	—	—	(678)
Impairment of trade name	27,400	—	—	27,400
Impairment of fixed assets	597	—	—	597
Loss (gain) on disposal of equipment	206	(15)	—	191
Equity based compensation	6,018	—	—	6,018
Write-off of deferred financing costs	2,448	—	—	2,448
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(14,428)	7,921	—	(6,507)
Increase in inventories	(84,538)	(1,300)	71	(85,767)
Increase in prepaid expenses and other current assets	(21,711)	(1,282)	—	(22,993)
Increase (decrease) in accounts payable, accrued expenses and income taxes payable	44,254	(4,217)	3,015	43,052

Net cash provided by operating activities	56,087	5,081	—	61,168

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(53,350)	2	—	(53,348)
Capital expenditures	(48,558)	(1,065)	—	(49,623)
Proceeds from disposal of property and equipment	159	46	—	205

Net cash used in investing activities	(101,749)	(1,017)	—	(102,766)

Cash flows provided by financing activities:
Repayments of loans, notes payable and long-term obligations	(393,259)	(30)	—	(393,289)
Proceeds from loans, notes payable and long-term obligations	742,112	41	—	742,153
Dividend distribution	(301,829)	—	—	(301,829)
Payments related to redeemable common stock and rollover options	(572)	—	—	(572)
Proceeds from exercise of options, net of retirements	52	—	—	52

Net cash provided by financing activities	46,504	11	—	46,515
Effect of exchange rate changes on cash and cash equivalents	(243)	360	—	117

Net increase in cash and cash equivalents	599	4,435	—	5,034
Cash and cash equivalents at beginning of period	13,599	1,821	—	15,420

Cash and cash equivalents at end of period	$14,198	$6,256	$—	$20,454

F47

AMSCAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

CONSOLIDATING STATEMENT OF CASH FLOWS

For The Year Ended December 31, 2009

	AHI and Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated
Cash flows provided by operating activities:
Net income	64,255	3,773	(5,277)	62,751
Less: net income attributable to noncontrolling interest	—	198	—	198

Net income attributable to Amscan Holdings, Inc.	$64,255	$3,575	$(5,277)	$62,553

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization expense	39,885	4,497	—	44,382
Amortization of deferred financing costs	1,888	275	—	2,163
Provision for doubtful accounts	2,444	1,538	—	3,982
Deferred income tax expense	8,803	—	—	8,803
Deferred rent	977	786	—	1,763
Undistributed gain in unconsolidated joint venture	(632)	—	—	(632)
Loss on disposal of equipment	61	217	—	278
Equity based compensation	876	—	—	876
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	11,498	(5,161)	—	6,337
Decrease (increase) in inventories	35,824	(5,139)	248	30,933
Increase in prepaid expenses and other assets	(20,408)	(765)	—	(21,173)
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(30,528)	9,176	5,029	(16,323)

Net cash provided by operating activities	114,943	8,999	—	123,942

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(726)	(2,652)	—	(3,378)
Cash in escrow in connection with acquisitions	(24,881)	—	—	(24,881)
Capital expenditures	(23,860)	(2,335)	—	(26,195)
Proceeds from disposal of property and equipment	77	19	—	96

Net cash used in investing activities	(49,390)	(4,968)	—	(54,358)

Cash flows used in financing activities
Repayments of loans, notes payable and long-term obligations	(66,392)	(3,855)	—	(70,247)
Proceeds from exercise of options, net of retirements	90	—	—	90

Net cash used in financing activities	(66,302)	(3,855)	—	(70,157)
Effect of exchange rate changes on cash and cash equivalents	488	2,447	—	2,935

Net (decrease) increase in cash and cash equivalents	(261)	2,623	—	2,362
Cash and cash equivalents at beginning of period	8,501	4,557	—	13,058

Cash and cash equivalents at end of period	$8,240	$7,180	$—	$15,420

F48

SCHEDULE II

AMSCAN HOLDINGS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	Beginning Balance	Write-Offs	Additions	Ending Balance
Allowance for Doubtful Accounts:
For the year ended December 31, 2009	$2,183	$3,168	$3,982	$2,997
For the year ended December 31, 2010	2,997	920	637	2,714
For the year ended December 31, 2011	2,714	610	1,773	3,877

Inventory Reserves:
For the year ended December 31, 2009	8,318	2,755	2,989	8,552
For the year ended December 31, 2010	8,552	2,734	4,687	10,505
For the year ended December 31, 2011	10,505	2,884	5,349	12,970

Sales, Returns and Allowances:
For the year ended December 31, 2009	362	46,849	46,667	180
For the year ended December 31, 2010	180	58,321	58,590	449
For the year ended December 31, 2011	449	72,367	72,516	598

F49

PART III

Item	10. Directors and Executive Officers of the Registrant

Set forth below are the names, ages and positions with the Company of the persons who are serving as directors and executive officers of the Company at March 30, 2012.

Name	Age	Position
Gerald C. Rittenberg	60	Chief Executive Officer and Director
James M. Harrison	60	President, Chief Operating Officer and Director
Michael A. Correale	54	Chief Financial Officer
Gregg A Melnick	42	President, Party City Retail Group
Robert J. Small	45	Chairman of the Board of Directors
Steven J. Collins	43	Director
Michael F. Cronin	58	Director
Kevin M. Hayes	43	Director
Jordan A. Kahn	70	Director
William Kussell	53	Director
Richard K. Lubin	65	Director
Carol M. Meyrowitz	58	Director
David M. Mussafer	48	Director

Gerald C. Rittenberg became our Chief Executive Officer in December 1997. From May 1997 until December 1997, Mr. Rittenberg served as acting Chairman of the Board. Prior to that time, Mr. Rittenberg served as our President from October 1996. Mr. Rittenberg’s extensive experience in the decorated party goods industry, his 20-year tenure, his role as our Chief Executive Officer and the requirements of the Stockholders’ Agreement led to the conclusion that he should serve as a director of our Company.

James M. Harrison became our President in December 1997 and our Chief Operating Officer in March 2002. From February 1997 to March 2002, Mr. Harrison also served as our Chief Financial Officer and Treasurer. From February 1997 to December 1997, Mr. Harrison served as our Secretary. Mr. Harrison’s extensive experience in the decorated party goods industry, his 14-year tenure, his role as our President and Chief Operating Officer and the requirements of the Stockholders’ Agreement led to the conclusion that he should serve as a director of our Company.

Michael A. Correale became our Chief Financial Officer in March 2002. Prior to that time, Mr. Correale served as our Vice President — Finance, from May 1997 to March 2002.

Gregg A. Melnick became President of Party City Retail Group in March 2011. From May 2010 to February 2011, Mr. Melnick was President of Party City Corporation. Previously, he was Chief Operating Officer from October 2007 to April 2010 and Chief Financial Officer from September 2004 to September 2007 of Party City Corporation.

Robert J. Small became one of our directors upon the consummation of the acquisition of the Company by Berkshire Partners and Weston Presidio (“the 2004 Transactions”). Mr. Small, a Managing Director of Berkshire Partners, which he joined in 1992, currently serves on the board of directors of TransDigm Group Incorporated. Mr. Small has also served on the board of directors of Hexcel Corporation and several privately held companies. Mr. Small’s experience serving as a director of both public and private companies and his affiliation with Berkshire Partners, which has the right to select three directors, led to the conclusion that he should serve as a director of our Company.

Steven J. Collins has been a member of our Board since August 2008. Mr. Collins, a Managing Director of Advent International Corporation (“Advent International” or “Advent”), which he joined in 1995, is currently a member of the board of directors of Kirkland’s, Inc. and previously served on the board of directors of lululemon athletica inc. and several privately held businesses. Mr. Collins received a B.S. from the Wharton School of the University of Pennsylvania and an M.B.A. from the Harvard Business School. Mr. Collins’ experience serving as a director of public and private companies and his affiliation with Advent International, whose Class B common stock holdings entitle it to elect up to three directors, led to the conclusion that he should serve as a director of our Company.

III-1

Michael F. Cronin became one of our directors upon the consummation of the 2004 Transactions. From 1991 to the present, Mr. Cronin has served as Managing Partner of Weston Presidio. Mr. Cronin also serves as a director of several privately held companies. Mr. Cronin’s experience serving as a director of public and private companies and his affiliation with Weston Presidio, which has the right to select three directors, led to the conclusion that he should serve as a director of our Company.

Kevin M. Hayes became one of our directors upon the consummation of the 2004 Transactions. Mr. Hayes is a Partner of Weston Presidio and has served in that position since 2000. Mr. Hayes also serves as a director of several privately held companies. Mr. Hayes’ experience serving as a director of private companies and his affiliation with Weston Presidio, which has the right to select three directors, led to the conclusion that he should serve as a director of our Company.

Jordan A. Kahn became a director in January 2005. Mr. Kahn was the founder and Chairman of the board of directors of The Holmes Group and served as President and Chief Executive Officer of the Holmes organization from 1982 through 2005. Since 1968, Mr. Kahn has also been Managing Director of Jordan Kahn Co., Inc., a manufacturer’s representative representing small electric personal appliance manufacturers to retailers across the Northeast. Mr. Kahn’s experience as the founder and chief executive officer of a company that develops, manufactures and sells consumer products worldwide led to the conclusion that he should serve as a director of our Company.

William Kussell became a director in October 2010. Mr. Kussell has been an Operating Partner at Advent International, focusing on the North American Consumer Retail Segment since January 2010. Prior to joining Advent International, he was President and Chief Brand Officer for Dunkin Donuts World Wide from 1995 through 2009. Mr. Kussell’s experience as the president of a retail food company with a well-known brand and his association with Advent International led to the conclusion that he should serve as a director of our Company.

Richard K. Lubin became one of our directors upon the consummation of the 2004 Transactions. Mr. Lubin, a Managing Director of Berkshire Partners, which he co-founded in 1986, currently serves on the board of directors SSI Pooling GP, Inc., the parent company of SkillSoft Limited. Mr. Lubin has also served on the board of directors of Electro-Motive Diesel, Inc., Holmes Products Corporation, U.S. Can Corporation and numerous privately held companies. Mr. Lubin’s experience serving as a director of both public and private companies and his affiliation with Berkshire Partners, which has the right to select three directors, led to the conclusion that he should serve as a director of our Company.

Carol M. Meyrowitz became a director in August 2006. Ms. Meyrowitz is currently a Director and Chief Executive Officer of The TJX Companies, Inc., a retailer of home products and fashions, where she has had extensive management experience since 1983. Ms. Meyrowitz also serves as a director of Staples, Inc., is a member of The Boston Club’s Corporate Advisory Board and is a member of the Board of Governors for the Chief Executives’ Club of Boston, which works in partnership with Boston College’s Carroll School of Management. Among her philanthropic activities, Ms. Meyrowitz is a member of the Board of Overseers for the Joslin Diabetes Center and is deeply involved with the National Alzheimer’s Association. Ms. Meyrowitz also served on the board of directors of the Yankee Candle Company from 2004 through 2007. Ms. Meyrowitz’s experience as the chief executive officer of a well-known retailer of fashion and home products led to the conclusion that she should serve as a director of our Company.

David M. Mussafer has been a member of our Board since August 2008. Mr. Mussafer, a Managing Partner of Advent International, which he joined in 1990, previously served on the board of directors of Dufry AG, Kirkland’s, Inc. and lululemon athletica inc. Mr. Mussafer also serves as a director of several privately held companies. Mr. Mussafer received a B.S.M. from Tulane University and an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Mussafer’s experience serving as a director of public and private companies and his affiliation with Advent International, whose Class B common stock holdings entitle it to elect up to three directors, led to the conclusion that he should serve as a director of our Company.

In addition to the individual attributes of each of our directors listed above, we highly value the collective qualifications and experiences of our board members. We believe the collective viewpoints and perspectives of our directors results in a board that is dedicated to advancing the interests of our stockholders.

III-2

Board of Directors

The Board of Directors is led by Robert J. Small, a Non-Executive Chairman of the Board, and is comprised of eight additional non-employee directors and two employee directors. The Board of Directors has determined that Jordan A. Kahn, William Kussell, and Carol M. Meyrowitz are independent directors, in accordance with the New York Stock Exchange independence standards.

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

The Audit Committee has established procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, as well as the confidential and anonymous submission of information, written or oral, by Company employees regarding questionable accounting or auditing matters. Both our independent auditors and internal financial personnel meet privately with our Audit Committee and have unrestricted access to the Audit Committee.

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

III-3

Code of Ethics

The Company has adopted a Code of Business Conduct that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Business Conduct is filed with the Securities and Exchange Commission and is included as an exhibit to this report. The Company’s Code of Business Conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Because the Company’s common stock is not registered under the Exchange Act, none of the Company’s directors, officers or stockholders is obligated to file reports of beneficial ownership of Company common stock pursuant to Section 16 of the Exchange Act.

Item	11. Executive Compensation

Compensation Discussion and Analysis

This compensation discussion and analysis section will provide context for the information contained in the tables following this discussion and is intended to provide information about our compensation objectives and policies for Gerald C. Rittenberg, our Chief Executive Officer, James M. Harrison, our President and Chief Operating Officer, Michael A. Correale, our Chief Financial Officer, and Gregg A. Melnick, our President-Party City Retail Group (collectively, our “named executive officers”).

Compensation Committee

The Compensation Committee of the board of directors consists of Richard K. Lubin, Chairman, Kevin M. Hayes, Jordan A. Kahn and David M. Mussafer. The Compensation Committee is responsible for setting and administering our executive compensation policies and programs and determining the compensation of our executive officers. The Compensation Committee also administers our Equity Incentive Plans (as defined hereafter). The Compensation Committee met periodically in 2011, and all members of the Compensation Committee attended each meeting.

The Compensation Committee has the authority to retain outside independent executive compensation consultants to assist in the evaluation of executive officer compensation and in order to ensure the objectivity and appropriateness of the actions of the Compensation Committee. The Compensation Committee has the sole authority to retain, at our expense, and terminate any such consultant, including sole authority to approve such consultant’s fees and other retention terms. However, all decisions regarding compensation of executive officers are made solely by the Compensation Committee. No independent executive compensation consultants were retained by the Compensation Committee during 2011.

Compensation Philosophy

Our executive compensation program has been designed to motivate, reward, attract and retain the management deemed essential to ensure our success. The program seeks to align executive compensation with our short- and long-term objectives, business strategy and financial performance. We seek to create a sustainable competitive advantage by achieving higher productivity and lower costs than our competitors. Our compensation objectives at all compensation levels are designed to support this goal by:

•	linking pay to performance to create incentives to perform;

•	ensuring compensation levels and components are actively managed; and

•	using equity compensation to align employees’ long-term interests with those of our stockholders.

Compensation

Our Chief Executive Officer and our President and Chief Operating Officer jointly evaluate the performance of all executive and senior officers, other than themselves, against their established goals and objectives and recommend compensation packages to the Compensation Committee. The Compensation Committee evaluates the performance of our Chief Executive Officer and President and Chief Operating Officer. The Compensation Committee meets annually, usually in February, to evaluate the performance of the executive and senior officers, and to establish their base salaries, annual cash incentive award for the prior year’s performance and share-based incentive compensation to be effective in the first quarter of the current year. The Compensation Committee may meet at interim dates during the year to review the compensation package of a named executive or other officer as the result of unforeseen organizational or responsibility changes, including new hires, that occur during the year.

III-4

In determining compensation components and levels, the Chief Executive Officer, President and Chief Operating Officer and the Compensation Committee consider the scope and responsibility of the officer’s position, our overall financial and operating performance, the officer’s overall performance and future potential, and the officer’s income potential resulting from common stock acquired and stock options received in prior years. Three of the four members of the Compensation Committee are representatives of the private equity firms that collectively own approximately 91% of our outstanding equity. Thus, unlike the situation at many public companies, compensation decisions at our company are made by individuals who have a real and direct economic stake in the outcome of the decisions. The Compensation Committee members apply their considerable experiences in serving as directors of private equity portfolio companies to devise compensation packages that they believe will attract, retain and provide incentives to the executive talent necessary to manage an entity in which their firms have a substantial economic interest. Although the Compensation Committee looks to other companies to get a sense of the market for executive compensation in comparable circumstances, it does not engage in formal benchmarking. The members take the compensation actions that a prudent owner of a business would take to make sure that they have the right executive management to protect their investment.

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

Compensation is comprised of the following components:

Base Salary

The base salaries for our officers were determined based on the scope of their responsibilities, basing the determination in large part on the collective experience that the Company’s sponsor representatives have with other companies in their respective portfolios. Generally, we believe that executive base salaries should be near the middle of the range of salaries that our Committee members have observed for executives in similar positions and with similar responsibilities. Base salaries are reviewed annually and adjusted from time to time to reflect individual responsibilities, performance and experience, as well as market compensation levels. In the case of Mr. Rittenberg and Mr. Harrison, annual salary adjustments are determined in accordance with their respective employment agreements. Mr. Correale’s and Mr. Melnick’s annual salary adjustments for 2011 were the result of an evaluation of their overall performance during the last completed fiscal year by the Compensation Committee, Chief Executive Officer, and President and Chief Operating Officer.

Annual Cash Bonus Plan

We have an annual cash incentive plan that is designed to serve as an incentive to drive annual financial performance. As a company with a substantial amount of indebtedness, we believe that Adjusted EBITDA is an important measure of our financial performance and ability to service our indebtedness and we use it as the target metric for our annual cash incentive plan. Adjusted EBITDA is a non-GAAP measure used internally and is measured by taking net income (loss) from operations and adding back interest charges, income taxes, depreciation and amortization and adjustments for other non-cash or non-recurring transactions. For a discussion of our use of Adjusted EBITDA and a reconciliation to net income, please refer to “Selected Consolidated Financial Data”.

During 2011, the target annual bonus for each named executive officer was based on a percentage of base salary — ranging from 50%, in the case of Mr. Correale and Mr. Melnick, to 100%, in the case of Mr. Rittenberg and Mr. Harrison. For twenty-five percent (25%) of the target there is a presumption that it will be paid unless the Compensation Committee, with input from our CEO and President and Chief Operating Officer, determines, on a subjective basis, that the full amount should not be paid. In making its bonus determinations, the Compensation Committee evaluates the individual executive’s overall contribution during the prior year, but there are no specific, pre-determined, performance goals. The remaining seventy-five percent (75%) of an executive’s target annual bonus depends on our performance against an Adjusted EBITDA target and also requires that the Compensation Committee, with input from senior management, is satisfied with the contributions made by the executive during the year. Depending on actual Adjusted EBITDA, the portion of the incentive award that is related to Adjusted EBITDA can be paid at a maximum of 200% for Mr. Rittenberg and Mr. Harrison and 150% for Mr. Correale and Mr. Melnick.

III-5

In addition to an executive’s target annual bonus, the Compensation Committee can elect to pay additional bonuses to certain executives if the performance of such executives during the year warrants additional compensation.

The target Adjusted EBITDA for 2011 was $263 million. If actual Adjusted EBITDA had equaled that amount, each of the named executive officers would have earned 100% of the Adjusted EBITDA portion of the incentive award target. To the extent that actual Adjusted EBITDA equaled $292 million, each of the named executive officers would have earned 150% of the Adjusted EBITDA portion of the incentive award target. If we had achieved Adjusted EBITDA of less than $239 million, the named executive officers would have earned 0% of the Adjusted EBITDA portion of the incentive award target. To the extent that Adjusted EBITDA exceeded $239 million, but was less than $292 million, the percentage of the Adjusted EBITDA portion of the incentive award target that was earned by the named executive officers would have been adjusted on a pro-rata basis. To the extent that Adjusted EBITDA exceeded $292 million, Mr. Rittenberg and Mr. Harrison would have earned 200% of the Adjusted EBITDA portion of the incentive award target.

We achieved Adjusted EBITDA of $268 million. As a result, the Compensation Committee paid the named executive officers 108% of the Adjusted EBITDA portion of the incentive award target. Additionally, the Compensation Committee determined that all of the named executive officers should receive the remaining twenty-five percent (25%) of their incentive award targets. Finally, the Compensation Committee awarded Mr. Rittenberg and Mr. Harrison additional bonuses of $70,000 and $60,000, respectively.

Stock-based Incentive Program

We maintain the 2004 Equity Incentive Plan (the “Equity Incentive Plan”) under which the Committee may grant incentive awards in the form of options to purchase shares of common stock and shares of restricted or unrestricted common stock to directors, officers, employees and consultants of the Company and its affiliates. The Compensation Committee uses the Equity Incentive Plan as an important component of our overall compensation program because it helps retain key employees, aligns their financial interests with the interests of our equity owners, and rewards the achievement of the our long-term strategic goals. Common stock options provide our employees with the opportunity to purchase and maintain an equity interest in the Company and to share in the appreciation of the value of our stock.

We granted a substantial amount of equity in connection with our acquisition by Berkshire Partners and Weston Presidio in 2004 and have refreshed those awards on several occasions since 2004. The Committee uses both time-based awards and performance-based awards to provide what it believes are the appropriate incentives. Time-based stock options help to retain executives, who must be employed by us at the time the award vests. In addition, because we set the exercise price of stock options at the fair value of the common stock at the time of grant, our equity value must increase, thereby benefiting all stockholders, before the awards have any value. We issue two types of performance-based options under the Equity Incentive Plan. One type of performance-based option is subject to vesting only if there is a liquidity event and our private equity owners have achieved a specified internal rate of return on their investment. The other type of performance-based option is subject to vesting only if there is a liquidity event in which a certain price per share is realized by our private equity owners. We believe that these options put our executives in the shoes of the equity owners and align their interest with those of our stockholders.

Unless otherwise provided in the related award agreement or, if applicable, the stockholders’ agreement with Berkshire Partners, Weston Presidio, other investors and certain of our employees, immediately prior to certain change of control transactions described in the Equity Incentive Plan, all outstanding Company stock options will, subject to certain limitations, become fully exercisable and vested, and any restrictions and deferral limitations applicable to any restricted stock awards will lapse. We believe that providing for acceleration upon a liquidity event such as a change of control helps to align the interests of the executives with those of the stockholders.

In March 2010, the Compensation Committee made a stock option award to Gregg A. Melnick. The award consisted of time-based options for 30 shares of our common stock that vest in five equal annual installments commencing on the first anniversary of the date of grant and performance-based options for 16 shares that have performance terms that are subject to vesting only if there is a liquidity event and our private equity owners have achieved a specified internal rate of return on their investment.

In February 2011, the Compensation Committee made a stock option award to Michael A. Correale. The award consisted of 25 performance-based options for 25 shares of common stock that have performance terms that are subject to vesting only if there is a liquidity event and our private equity owners have achieved a specified internal rate of return on their investment.

III-6

On June 13, 2011, the Compensation Committee granted stock options under the Equity Incentive Plan to Mr. Rittenberg and Mr. Harrison. Mr. Rittenberg was granted an option to purchase 100 shares of common stock that is subject to time-based vesting, an option to purchase 100 shares of common stock that is subject to vesting only if there is a liquidity event and our private equity owners have achieved a specified internal rate of return on their investment and an option to purchase 100 shares of common stock that is subject to vesting only if there is a liquidity event in which a certain price per share is realized by our private equity owners. Mr. Harrison’s options have the same terms as Mr. Rittenberg’s, except that only 75 shares of common stock are subject to each such option.

The Equity Incentive Plan is further described below under the heading “— Equity Incentive Plans — 2004 Equity Incentive Plan.”

Special stock option distribution

In December 2010, in connection with the refinancing of our term loan agreement (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”), our board of directors declared a one-time cash dividend of $9,400 per share of outstanding Common Stock. Because a dividend of that magnitude would reduce the value of the Common Stock, the Compensation Committee made dividend equivalent distributions to the holders of vested options. The named executive officers to the extent they held vested options, received the same payment per vested option as if they were stockholders. These distributions are reflected in the “All Other Compensation” column of the Summary Compensation Table below. In addition, the Compensation Committee intends to pay a dividend equivalent, without interest, on each other option that was outstanding at the time the dividend was declared, to the extent that such options vest. The board of directors and Compensation Committee believe that this treatment of option holders is fair and consistent with their status as equity participants in our Company. At December 31, 2011, the aggregate potential distribution associated with unvested time and performance options was $17.9 million.

Other Compensation

Each named executive is eligible to participate in our benefit plans, such as medical, dental, group life, disability and accidental death and dismemberment insurance. Under our profit-sharing plans, our named executive officers and generally all full-time domestic exempt and non-exempt employees who meet certain length-of-service and age requirements, as defined in such plans, may contribute a portion of their compensation to the plan on a pre-tax basis and receive an employer matching contribution ranging from approximately 12% to 100% of the employee contributions, not to exceed a range of 4% to 6% of the employee’s annual salary. In addition, our profit-sharing plans provide for annual discretionary contributions to be credited to participants’ accounts. Named executive officers participate in the benefit plans on the same basis as our other employees.

The Chief Executive Officer and the President and Chief Operating Officer drive automobiles owned by the Company. The Chief Financial Officer and the President-Party City Retail Group each receive an allowance to cover the cost of his automobile. The annual value of the automobile usage and the allowance are reported as taxable income to the executive and are reflected in the “All Other Compensation” column of the Summary Compensation Table below. All employees, including the named executives are reimbursed for the cost of business-related travel.

The named executive officers did not receive any other perquisites, personal benefits or property in 2011, 2010 or 2009.

Tax Treatment

Because our Common Stock is not currently publicly traded, executive compensation has not been subject to the provisions of Section 162(m) of the Internal Revenue Code (the “Code”), which limit the deductibility of compensation paid to certain individuals to $1.0 million, excluding qualifying performance-based compensation and certain other compensation.

III-7

Summary Compensation Table

					Non-Equity
Name and				Option	Incentive Plan	All Other
Principal Position	Year	Salary	Bonus (a)	Awards (b)	Compensation	Compensation (c)	Total
Gerald C. Rittenberg	2011	$1,212,750	$70,000	$715,900	$1,281,634	$529,265	$3,809,549
Chief Executive Officer	2010	1,102,500	—	—	1,448,900	2,613,308	5,164,708
	2009	1,050,000	—	—	1,017,000	373,666	2,440,666
James M. Harrison	2011	$1,030,838	$60,000	$536,925	$1,089,389	$421,944	$3,139,096
President and Chief Operating Officer	2010	937,125	—	—	1,231,600	1,790,159	3,958,884
	2009	892,500	—	—	864,500	272,945	2,029,945
Michael A. Correale	2011	$349,745	—	$—	$185,939	$43,689	$579,373
Chief Financial Officer	2010	341,226	—	—	226,700	260,694	828,620
	2009	330,543	—	—	129,100	42,290	501,933
Gregg A. Melnick	2011	$531,461	—	$—	$286,011	$74,434	$891,906
President, Party City Retail Group	2010	497,327	—	232,530	344,991	262,600	1,337,448

(a)	This amount represents a discretionary bonus for services rendered during 2011. See “— Annual Cash Bonus Plan” discussion above.
(b)	The dollar values shown reflect the aggregate grant date fair value of equity awards granted within the year in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 for stock-based compensation. These amounts reflect the total grant date expense for these awards and do not correspond to the actual value that will be recognized by each individual when received. The assumptions used in determining the fair values are disclosed in Note 15 to our audited consolidated financial statements.
(c)	Includes for 2011 a special distribution of $9,400 per vested time-based option, as described above, to Mr. Melnick ($65,800) and an annual accrual for deferred bonuses for Mr. Rittenberg and Mr. Harrison of $500,000 and $400,000, respectively, that are payable under their employment agreements described below. In addition, each of the named executive officers received a car allowance in the following amounts: Mr. Rittenberg ($14,000); Mr. Harrison ($6,600); Mr. Correale ($28,800); and Mr. Melnick ($8,100). Also included are amounts related to matching 401(k) contributions, contributions to our profit-sharing plan and life insurance and disability contributions.

Grants of Plan Based Awards

						All Other
					All Other	Option
					Stock	Awards:		Grant Date
		Estimated Future Payouts			Awards:	Number of	Exercise	Fair Value
		Under Non-Equity Incentive			Number	Securities	Price of	of Stock
	Grant	Plan Awards			of Shares	Underlying	Option	and Option
Name	Date	Threshold	Target	Maximum	of Stocks	Options(1)	Awards	Awards
Gerald C. Rittenberg	6/13/2011	—	—	—	—	100	$29,600	$715,900
	6/13/2011	—	—	—	—	200	29,600	—	(2)
	1/1/2011	—	$1,212,750	$2,122,313	—	—	—	—
James M. Harrison	6/13/2011	—	—	—	—	75	29,600	536,925
	6/13/2011	—	—	—	—	150	29,600	—	(2)
	1/1/2011	—	1,030,838	1,803,967	—	—	—	—
Michael A. Correale	2/23/2011	—	—	—	—	25	27,700	—	(2)
	1/1/2011	—	175,950	241,931	—	—	—	—
Gregg A. Melnick	1/1/2011	—	267,750	368,156	—	—	—	—

(1)	For more information on 2011 grants, please see “— Stock-based Incentive Program.”
(2)	There is no value assigned to these performance grants under applicable accounting guidance.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2011 with respect to the named executive officers.

III-8

Option Awards

			Equity Incentive
			Plan Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date(1)
Gerald C. Rittenberg	33.33	66.67	200.00	$29,600	6/13/2021
	—	—	100.00	22,340	3/6/2018
	42.40	—	127.20	12,000	4/1/2016
	154.51	—	162.86	10,000	4/1/2015
	40.58	—	—	2,500	4/30/2014
James M. Harrison	25.00	50.00	150.00	29,600	6/13/2021
	—	—	75.00	22,340	3/6/2018
	38.16	—	114.48	12,000	4/1/2016
	103.01	—	108.58	10,000	4/1/2015
Michael A. Correale	—	—	25.00	27,700	2/23/2021
	12.72	—	25.44	12,000	4/1/2016
	10.44	—	17.40	10,000	4/1/2015
Gregg A. Melnick	6.00	24.00	16.00	28,350	3/10/2020
	3.00	2.00	10.00	22,340	2/25/2018
	25.00	—	50.00	12,000	4/1/2016

(1)	Option awards that expire on April 30, 2014 were fully vested at issuance. Option awards that expire on April 1, 2015 were fully vested on April 30, 2009. Option awards that expire on April 1, 2016 were fully vested on December 23, 2010. Option awards that expire on June 13, 2021 vested 33.33% on June 13, 2011 and 33.33% per year thereafter. All other option awards shown vest annually 20% per year beginning on the first anniversary of the grant date.

Options Exercised

The following table provides information regarding options to purchase our common stock that were exercised by our named executive officers during 2011.

	Number of Shares Acquired	Value Realized
Name	On Exercise (#)	On Exercise ($)(1)
Gerald C. Rittenberg	—	—
James M. Harrison	20.29	$549,859
Michael A. Correale	—	—
Gregg A. Melnick	—	—

(1)	Amounts based on the difference between the exercise price of the options and the most recent fair market value of our common stock as determined by our board of directors at the time of exercise.

Potential Payments upon Change in Control

The employment contracts of Mr. Rittenberg and Mr. Harrison and a severance agreement with Mr. Correale provide for severance benefits upon a termination or change in control. For a discussion of Mr. Rittenberg’s and Mr. Harrison’s employment contracts, see “—Employment Arrangements.” The following table presents the potential post-employment severance, bonus and deferred bonus payments payable to Mr. Rittenberg, Mr. Harrison and Mr. Correale, as applicable, and assumes that the triggering event took place on December 31, 2011.

		Without Cause or	Death and	Change-in-
Name	Benefit	for Good Reason	Disability	Control(5)
Gerald C. Rittenberg	Severance(1)	$5,138,250	$—	$5,087,150
	Bonus(2)	1,281,634	1,281,634	1,281,634
	Deferred Bonus(3)	500,000	500,000	500,000
James M. Harrison	Severance(1)	$4,292,513	$—	$4,324,114
	Bonus(2)	1,089,389	1,089,389	1,089,389
	Deferred Bonus(3)	400,000	400,000	400,000
Michael A. Correale	Severance(4)	$527,850	$—	$—

III-9

(1)	If the employee is terminated other than for cause, or if he terminates his employment for good reason, the employee is entitled to receive three times the sum of his base salary and $500,000 ($400,000 in the case of Mr. Harrison). If the employee is terminated under those circumstances within six months following a change in control, the employee receives the sum of (a) his base salary multiplied by three and (b) the amount equal to the annual bonus paid to the employee with respect to the last full calendar year of his employment prior to the change in control (the table assumes that such year is 2010).
(2)	In accordance with the employment agreements for Mr. Rittenberg and Mr. Harrison, if their employment is terminated other than for cause or if they terminate their employment agreements for good reason, we are obligated to pay them their earned, but unpaid, annual bonuses for any prior year and a pro rata bonus for the year of termination. Amounts represent non-equity incentive plan compensation earned in 2011.
(3)	Represents accrued but unpaid deferred bonus earned by the executive officer through the date of termination.
(4)	Represents payment under the severance agreement based on the officer’s base salary and 100% bonus for the year of termination.
(5)	If Mr. Rittenberg and Mr. Harrison are not offered employment on substantially similar terms by us or one of our affiliates following a change in control, their employment will be treated as having been terminated other than for cause. See (1) above for the calculation of termination benefits.

Employment Arrangements

Employment Agreement with Gerald C. Rittenberg. Gerald C. Rittenberg entered into an employment agreement with PCHI, dated June 1, 2011 and amended on July 1, 2011 (the “Rittenberg Employment Agreement”), pursuant to which Mr. Rittenberg will serve as our Chief Executive Officer for an employment period of January 1, 2011 through December 31, 2015. For 2011, Mr. Rittenberg’s annual base salary is $1,212,750. His base salary is subject to an automatic five percent increase on January 1 each year during his employment period commencing in 2012. Mr. Rittenberg will be eligible for an annual bonus with a target of 100% of annual base salary for each calendar year during the employment period consistent with the Company’s bonus plan for key executives in effect from time to time, not to exceed 200% of the annual base salary. In addition to the annual bonus, Mr. Rittenberg is entitled to receive a deferred bonus accruing at a rate of $500,000 per year (the “Deferred Bonus”). The Deferred Bonus for the period beginning on January 1, 2011 and ending on December 31, 2012 will be paid to Mr. Rittenberg on December 31, 2012, subject to his remaining continuously employed by the Company through such date, or, if earlier, upon the termination of Mr. Rittenberg’s employment by the Company other than for cause, by Mr. Rittenberg for good reason, or by reason of Mr. Rittenberg’s permanent disability or death. If Mr. Rittenberg continues his employment after December 31, 2012, the Deferred Bonus accruing for the period beginning January 1, 2013 will be paid upon the earliest of the expiration of the employment period or the termination of his employment by the Company other than for cause, by Mr. Rittenberg for good reason, or by reason of Mr. Rittenberg’s permanent disability or death. Any payment of the Deferred Bonus to Mr. Rittenberg upon the termination of his employment will be subject to his signing a release of claims. The Rittenberg Employment Agreement also provides for other customary benefits including savings and retirement plans, paid vacation, health care and life insurance plans and expense reimbursement.

Under the Rittenberg Employment Agreement, if we terminate Mr. Rittenberg’s employment other than for cause, or if Mr. Rittenberg terminates his employment for good reason, we would be obligated to pay Mr. Rittenberg the following lump sum cash payments: (1) accrued unpaid salary, earned but unpaid annual bonus for any prior year and accrued but unpaid vacation pay (collectively, the “Accrued Obligations”); (2) severance pay (the “Severance Payment”) equal to (A)(x) his annual base salary plus (y) $500,000 multiplied by (B) the number of years in the Restriction Period (which will last one to three years following the termination of his employment, as described below); provided, however, that if such a termination occurs within six months following a change in control, the Restriction Period will equal three years and the Severance Payment will equal the sum of three years’ base salary and the amount of annual bonus paid to Mr. Rittenberg with respect to the last full calendar of his employment prior to the change in control; (3) the Deferred Bonus (as described above and calculated under the Rittenberg Employment Agreement) and (4) a pro rata annual bonus for the year of termination. Upon termination of Mr. Rittenberg’s employment by us for cause, or upon the termination of his employment without good reason, Mr. Rittenberg will be entitled to the Accrued Obligations. Upon his termination due to death or disability, he will be entitled to the Accrued Obligations, the Deferred Bonus and a pro rata annual bonus for the year of termination. All payments of the Deferred Bonus and pro rata bonus are subject to Mr. Rittenberg’s signing of a release of claims.

If a change in control occurs and Mr. Rittenberg is not offered employment on substantially similar terms by us or by one of our continuing affiliates immediately thereafter, then for all purposes of the Rittenberg Employment Agreement, Mr. Rittenberg’s employment will be treated as having been terminated by us other than for cause effective as of the date of such change in control. However, if Mr. Rittenberg is hired or offered employment on substantially similar terms by the purchaser of our stock or assets, if his employment is continued by us or one of our continuing affiliates, or if Mr. Rittenberg does not actually terminate employment, he will not be entitled to the treatment described in the preceding sentence.

III-10

The Rittenberg Employment Agreement also provides that during the term of the agreement and the Restriction Period (as described below), Mr. Rittenberg will be subject to certain non-competition and non-solicitation provisions, as described in the Rittenberg Employment Agreement. The Restriction Period will be three years in the event of the termination of Mr. Rittenberg’s employment by us for cause or by Mr. Rittenberg without good reason. If we terminate Mr. Rittenberg’s employment other than for cause or due to his death or permanent disability, or Mr. Rittenberg terminates his employment for good reason, the Restriction Period will be instead a one, two or three-year period, determined at our election (except that following a change in control, the Restriction Period will be three years if Mr. Rittenberg’s employment is terminated by us other than for cause or by Mr. Rittenberg for good reason).

Employment Agreement with James M. Harrison. James M. Harrison entered into an employment agreement with PCHI, dated June 1, 2011 and amended on July 1, 2011 (the “Harrison Employment Agreement”), pursuant to which Mr. Harrison agreed to serve as our President for an employment period of January 1, 2011 through December 31, 2015. The Harrison Employment Agreement is substantially identical to the Rittenberg Employment Agreement. The only material differences from the Rittenberg Employment Agreement are that (1) for 2011, Mr. Harrison’s annual base salary is $1,030,837.50, (2) Mr. Harrison’s deferred bonus accrues at a rate of $400,000 per year, and (3) the Severance Payment payable to Mr. Harrison in the case of a termination of his employment by us other than for cause or by Mr. Harrison for good reason is based on his annual base salary plus $400,000.

Equity Incentive Plans

2004 Equity Incentive Plan

The following is a description of the material terms of the 2004 Equity Incentive Plan, which we refer to in this summary as the “Equity Incentive Plan.”

Plan Administration. The Equity Incentive Plan is administered by the Compensation Committee.

Authorized Shares. Subject to adjustment as described in the Equity Incentive Plan, the maximum number of shares of common stock that may be delivered in satisfaction of awards under the Equity Incentive Plan is 5,439.2668. Shares of common stock to be issued under the Equity Incentive Plan may be authorized but unissued shares of common stock or, if determined by the board in its sole discretion, previously-issued shares acquired by the Company and held in our treasury. Any shares of common stock that do not vest and are forfeited or that are, upon exercise, satisfied other than by the delivery of stock will again be available for issuance under the Equity Incentive Plan.

Eligibility. The Compensation Committee selects participants from among those employees, consultants and advisers who are in a position to make a significant contribution to our success, subject to certain limitations in the case of incentive stock options (ISOs).

Types of Awards; Vesting. The Equity Incentive Plan provides for grants of stock options, restricted stock and unrestricted stock. The Compensation Committee has the authority to determine the vesting schedule applicable to each award, and to accelerate the vesting or exercisability of any award.

Termination of Employment. Unless otherwise provided by the Compensation Committee or in an award agreement, upon a termination of employment or service all unvested options and other awards requiring exercise will terminate and all other unvested awards will be forfeited. Vested options may remain exercisable for specified periods of time post-termination as determined by the Compensation Committee.

Corporate Transactions. In the event of certain corporate transactions, the Compensation Committee may provide for the continuation or assumption of outstanding awards or for new grants in substitution of outstanding awards for those participants who will continue to provide services following the transaction and otherwise all outstanding awards will cease to be exercisable (following payment in respect of any vested awards, as determined by the Compensation Committee). The Compensation Committee may accelerate the vesting, in whole or in part, of any outstanding award prior to such corporate transaction.

Amendment and Termination. The Compensation Committee may amend the Equity Incentive Plan or outstanding awards, or terminate the Equity Incentive Plan, except that the consent of a participant will be required for any amendment to an award that adversely affects a participant’s rights under such award.

III-11

Director Compensation

Annual Compensation

We have agreed to pay our independent directors an annual retainer fee of $20,000 and fees of $1,500 and $2,500 for regular and special meetings of the Board. We also reimburse our independent directors for customary expenses for attending board and committee meetings. In addition, Mr. Kahn and Ms. Meyrowitz were each granted 2.5 time-based stock options and 2.5 performance-based stock options during the year that they joined the board of directors and, Mr. Kussell was granted 2 time-based stock options during the year that he joined the board of directors. Directors who are also our employees or are representatives of Berkshire Partners, Weston Presidio or Advent International receive no additional compensation for serving as a director.

The following table further summarizes the compensation paid to the independent directors for the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash		All Other Compensation(1)	Total
Jordan A. Kahn	$	26,000	$—	$26,000
William Kussell		26,000	6,267	32,267
Carol M. Meyrowitz		24,500	4,700	29,200

(1)	Amounts represent a special cash distribution of $9,400 per time-based option that vested during 2011, as described under the heading “— Compensation Discussion and Analysis — Special stock option distribution.”

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

Respectfully submitted,

Richard K. Lubin, Chairman

Kevin M. Hayes

Jordan A. Kahn

David M. Mussafer

III-12

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of PCHI’s common stock at February 29, 2012 for:

•	each person whom we know beneficially owns more than five percent of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC and includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Shares of common stock that may be acquired within 60 days following February 29, 2012 pursuant to the exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of such holder but are not deemed to be outstanding for computing the percentage ownership of any other person shown in the table. Beneficial ownership representing less than one percent is denoted with an “*.”

Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Amscan Holdings, Inc., 80 Grasslands Road, Elmsford, New York 10523.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage Of Class Outstanding
Funds managed by Advent International Corporation(1)	11,918.71	37.04%
Berkshire Partners LLC(2)	11,609.45	36.08%
Weston Presidio (3)	5,605.16	17.42%
Steven J. Collins(4)	11,918.71	37.04%
Michael A. Correale(5)	36.66	*
Michael F. Cronin(6)	5,605.16	17.42%
James M. Harrison(7)	262.30	*
Kevin M. Hayes(6)	5,605.16	17.42%
Jordan A. Kahn(9)	59.33	*
William Kussell(13)	0.67	*
Richard K. Lubin(10)	11,609.45	36.08%
Gregg A. Melnick(8)	81.00	*
Carol M. Meyrowitz(11)	27.95	*
David M. Mussafer (4)	11,918.71	37.04%
Gerald C. Rittenberg(12)	432.02	1.33%
Robert J. Small(10)	11,609.45	36.08%
All directors and executive officers as a group (13 persons)	30,033.25	91.88%

(1)

The funds managed by Advent International Corporation own 100% of Advent-Amscan Acquisition Limited Partnership, which in turn owns 37.10% of Party City Holdings Inc., for a 37.10% indirect ownership for the funds managed by Advent International Corporation. This 37.10% indirect ownership consists of 5,506 shares of Class B Common Shares purchased by Advent International Global Private Equity VI Limited Partnership, 3,042 shares of Class B Common Shares purchased by Advent International Global Private Equity VI-A Limited Partnership, 279 shares of Class B Common Shares purchased by Advent International Global Private Equity VI-B Limited Partnership, 284 shares of Class B Common Shares purchased by Advent International Global Private Equity VI-C Limited Partnership, 213 shares of Class B Common Shares purchased by Advent International Global Private Equity VI-D Limited Partnership, 685 shares of Class B Common Shares purchased by Advent International Global Private Equity VI-E Limited Partnership, 1,036 shares of Class B Common Shares purchased by Advent International Global Private Equity VI-F Limited Partnership, 653 shares of Class B Common Shares purchased by Advent International Global Private Equity VI-G Limited Partnership, 201 shares of Class B Common Shares purchased by Advent Partners GPE VI 2008 Limited Partnership, 19 shares of Class B Common Shares purchased by Advent Partners GPE VI-A Limited Partnership. Advent International Corporation is the manager of Advent International LLC, which in turn is the

III-13

general partner of GPE VI GP Limited Partnership and GPE VI GP (Delaware) Limited Partnership. GPE VI GP Limited Partnership is the general partner of Advent International GPE VI Limited Partnership, Advent International GPE VI-A Limited Partnership, Advent International GPE VI-B Limited Partnership, Advent International GPE VI-F Limited Partnership and Advent International GPE VI-G Limited Partnership. GPE VI GP (Delaware) is the general partner of Advent International GPF VI-C Limited Partnership, Advent International GPE VI-D Limited Partnership and Advent International GPE VI-E Limited Partnership. Advent International Corporation is the manager of Advent International LLC, which in turn is the general partner of Advent Partners GPE VI 2008 Limited Partnership and Advent Partners GPE VI-A Limited Partnership. Limited partners of Advent Partners GPE VI 2008 Limited Partnership and Advent Partners GPE VI-A Limited Partnership are individuals affiliated with Advent. Advent International Corporation exercises voting and investment power over the shares held by each of these entities and may be deemed to have beneficial ownership of these shares. With respect to the common shares of Party City Holdings Inc. held by the funds managed by Advent International Corporation, a group of individuals currently composed of Ernest G. Bachrach, Steven J. Collins, David M. Mussafer and Steven M. Tadler exercises voting and investment power over the shares beneficially owned by Advent International Corporation. Each of Mr. Bachrach, Mr. Collins, Mr. Mussafer and Mr. Tadler disclaims beneficial ownership of the shares held by the funds managed by Advent International Corporation, except to the extent of their respective pecuniary interest therein. The address of Advent International Corporation and each of the funds listed above is c/o Advent International Corporation, 75 State Street, Boston, MA 02109.
(2)	Consists of: (i) 2,553.36 shares of common stock owned by Berkshire Fund V, Limited Partnership; (“Berkshire Fund V”), (ii) 8,290.22 shares of common stock owned by Berkshire Fund VI, Limited Partnership (“Berkshire Fund VI”) (iii) 347.23 shares of common stock owned by Berkshire Investors LLC (“Berkshire Investors”); and (iv) 19.51 shares of common stock owned by Berkshire Investors III LLC (“Berkshire Investors III”). In addition, Berkshire Fund IV, Limited Partnership and Berkshire Investors, through GB Holdings I LLC, own 399.134 shares of common stock and share voting and investment power over those shares. Fifth Berkshire Associates LLC, a Massachusetts limited liability company (“5BA”), is the general partner of Berkshire Fund V and the managing members of 5BA are Bradley M. Bloom, Jane Brock-Wilson, Kevin T. Callaghan, Carl Ferenbach, Ross M. Jones, Richard K. Lubin, David R. Peeler and Robert J. Small (the “Berkshire V Principals”). The Berkshire V Principals often make acquisitions in, and dispose of, securities of an issuer on the same terms and conditions and at the same time. Berkshire Partners is the investment advisor to Berkshire Fund V. Sixth Berkshire Associates LLC, a Massachusetts limited liability company (“6BA”), is the general partner of Berkshire Fund VI and the managing members of 6BA are Michael C. Ascione, Bradley M. Bloom, Jane Brock-Wilson, Kevin T. Callaghan, Carl Ferenbach, Christopher J. Hadley, Lawrence S. Hamelsky, Ross M. Jones, Richard K. Lubin, Joshua A. Lutzker, David R. Peeler and Robert J. Small (the “Berkshire VI Principals”). The Berkshire VI Principals often make acquisitions in, and dispose of, securities of an issuer on the same terms and conditions and at the same time. Berkshire Partners is the investment advisor to Berkshire Fund VI. The managing members of Berkshire Investors are Michael C. Ascione, Bradley M. Bloom, Jane Brock-Wilson, Kevin T. Callaghan, Carl Ferenbach, Christopher J. Hadley, Lawrence S. Hamelsky, Sharlyn C. Heslam, Elizabeth L. Hoffman, Ross M. Jones, Richard K. Lubin, Joshua A. Lutzker, David R. Peeler and Robert J. Small (the “Investors Principals”). The managing members of Berkshire Investors III are Michael C. Ascione, Bradley M. Bloom, Jane Brock-Wilson, Kevin T. Callaghan, Carl Ferenbach, Christopher J. Hadley, Lawrence S. Hamelsky, Sharlyn C. Heslam, Elizabeth L. Hoffman, Ross M. Jones, Richard K. Lubin, Joshua A. Lutzker, David R. Peeler and Robert J. Small (the “Investors III Principals”). Mr. Lubin and Mr. Small are directors of the Company. By virtue of their positions as managing members of 5BA, 6BA, Berkshire Investors, Berkshire Investors III, the Berkshire V Principals, the Berkshire VI Principals, the Investors Principals and the Investors III Principals, respectively, may be deemed to possess indirect beneficial ownership of the shares of common stock beneficially owned by Berkshire Fund V, Berkshire Fund VI, Berkshire Investors and Berkshire Investors III, respectively. However, none of the managing members, acting alone, has voting or investment power with respect to shares beneficially owned by Berkshire Fund V, Berkshire Fund VI, Berkshire Investors and Berkshire Investors III and, as a result, each managing member, including Mr. Lubin and Mr. Small, disclaims beneficial ownership of the shares held by Berkshire Fund V, Berkshire Fund VI, Berkshire Investors and Berkshire Investors III. The entities and individuals named in this footnote may be deemed to constitute a “group” for purposes of section 13(d) of the Exchange Act, although they do not admit to being part of a group, nor have they agreed to act as part of a group. The address of all the entities and the managing members mentioned above is 200 Clarendon Street, 35th Floor, Boston, Massachusetts 02116-5021.
(3)	Consists of: (i) 5,517.82 shares of common stock owned by Weston Presidio Capital IV, L.P.; and (ii) 87.34 shares owned by WPC Entrepreneur Fund II, L.P.
(4)	Mr. Collins and Mr. Mussafer are members of a group of persons who exercise voting and investment power over the shares beneficially owned by the funds managed Advent International Corporation and may be deemed to beneficially own the shares held by the Advent Funds, except to the extent of their respective pecuniary interest therein. Mr. Collins and Mr. Mussafer each disclaim beneficial ownership of the shares held by the Funds managed by Advent International. Their addresses are c/o Advent International Corporation, 75 State Street, Boston, Massachusetts 02109.

(5)	Includes 23.16 shares which could be acquired by Mr. Correale within 60 days upon exercise of options.
(6)	Consists of: (i) 5,517.82 shares of common stock owned by Weston Presidio Capital IV, L.P.; and (ii) 87.34 shares owned by WPC Entrepreneur Fund II, L.P. Mr. Cronin is a Managing Partner of Weston Presidio, and Mr. Hayes is a Partner of Weston Presidio. Mr. Cronin and Mr. Hayes each disclaims beneficial ownership of the shares held by Weston Presidio, except to the extent of his pecuniary interest therein. Their addresses are 200 Clarendon Street, 50th Floor, Boston, Massachusetts 02116.

III-14

(7)	Includes 166.17 shares which could be acquired by Mr. Harrison within 60 days upon exercise of options. Also includes 96.13 shares held by a limited liability company and a trust.
(8)	Includes 41.00 shares which could be acquired by Mr. Melnick within 60 days upon exercise of options. Also, includes 20.52 shares held by two trusts.
(9)	Includes 2.5 shares which could be acquired by Mr. Kahn within 60 days upon exercise of options. Also, includes 56.83 shares held indirectly through two trusts.
(10)	Mr. Lubin and Mr. Small are managing members of Berkshire Investors, Berkshire Investors III, 5BA and 6BA. In their capacity as managing members of the aforementioned entities, Mr. Lubin and Mr. Small may be deemed to have shared investment and voting power over shares beneficially owned by Berkshire Investors, Berkshire Investors III, Berkshire Fund V and Berkshire Fund VI. Mr. Lubin and Mr. Small each disclaims beneficial ownership of the shares held by these entities. Their address is 200 Clarendon Street, 35th Floor, Boston, Massachusetts 02116-5021.
(11)	Includes 2.12 shares which could be acquired by Ms. Meyrowitz within 60 days upon exercise of options. Also includes 25.83 shares held indirectly through a trust.
(12)	Includes 270.82 shares which could be acquired by Mr. Rittenberg within 60 days upon exercise of options. Also includes 161.20 shares held indirectly in a limited liability company and a trust.
(13)	Includes 0.67 shares which could be acquired by Mr. Kussell within 60 days upon exercise of options.

III-15

Item 13. Certain Relationships and Related Party Transactions

Agreements with Management

We and certain members of senior management have entered into employment agreements. The terms and conditions of certain of these employment agreements are more fully described in “Executive Compensation—Employment Arrangements.”

Management Agreement

In connection with the acquisition by Berkshire Partners and Weston Presidio, the Company entered into a management agreement with Berkshire Partners and Weston Presidio, pursuant to which they are paid an annual management fee of $1.3 million. Berkshire Partners received management fees of $0.8 million in each of 2011, 2010 and 2009, respectively, and Weston Presidio received management fees of $0.4 million in each of 2011, 2010 and 2009, respectively. A portion of these amounts were paid to Advent as discussed below. As long as Berkshire Partners and Weston Presidio receive annual management fees, they will advise us in connection with financing, acquisition and disposition transactions (however structured) involving the Company, and the Company will pay a fee for services rendered in connection with each such transaction equal to up to one percent (1%) of the gross transaction, to be allocated between Berkshire Partners (or its designee) and Weston Presidio (or its designee) in the same proportions as their respective holdings of common stock by their affiliates, as of the date of such subsequent transaction.

On August 19, 2008, Berkshire Partners and Weston Presidio entered into a Management Fee Agreement with Advent pursuant to which Advent would provide consulting and management advisory services, of the type contemplated by the Management Agreement, to the Company and the Company and would receive, in return, a portion of the management fees and any transaction fees due to Berkshire Partners and Weston Presidio under the Management Agreement. Advent received management fees of $0.5 million in each of 2011, 2010 and 2009, respectively.

Stockholders Agreement

We are currently a party to a stockholders’ agreement with Berkshire Partners and Weston Presidio (the “Principal Investors”), other investors and certain of our employees listed as parties thereto (the “Stockholders Agreement”). The Stockholders Agreement provides, among other things, for (i) the right of the non-principal investors to participate in, and the right of the Principal Investors to require the non-principal investors to participate in, certain sales of our common stock by the Principal Investors, (ii) prior to an initial public offering of our stock (as defined in the Stockholders Agreement), certain of our rights to purchase, and certain rights of the non-principal investors to require us to purchase (except in the case of termination of employment by such non-principal investors) all, but not less than all, of the shares of our common stock owned by a non-principal investor upon the termination of employment or death of such non-principal investor, at prices determined in accordance with the Stockholders Agreement and (iii) certain additional restrictions on the rights of the non-principal investors to transfer shares of our common stock. The Stockholders Agreement also contains provisions granting the Principal Investors and the non-principal investors certain rights in connection with the private sale or public registration of our common stock and provides for indemnification and certain other rights, restrictions and obligations in connection with such registration. In addition, the funds managed by Advent, as the holders of all outstanding shares of Class B common stock, have similar rights under our existing certificate of incorporation.

Registration and Information Rights Agreement

We are currently a party to a registration and information rights agreement with the funds managed by Advent (the “Registration and Information Rights Agreement”), which provides similar rights as the Stockholders Agreement pertaining to the private sale or public registration of our common stock. Similar to the Stockholders Agreement, the Registration and Information Rights Agreement provides for indemnification and certain other rights, restrictions and obligations in connection with such registration.

III-16

Item 14. Principal Accountant Fees and Services

Audit Fees

Fees for audit services totaled $2.1 million and $1.6 million for the years ended December 31, 2011 and 2010, respectively. These fees included the audit of the consolidated financial statements; reviews of financial statements included in the Company’s Quarterly Reports on Form 10-Q; assistance with SEC filings, including comfort letters, consents and comment letters; statutory audits incremental to the audit of the consolidated financial statements and accounting consultations on matters addressed during the audit or interim reviews.

Audit-Related Fees

Fees for audit-related services totaled $0.1 million for the years ended December 31, 2011 and 2010. Such fees related to the audits of the Company’s employee benefit plans and due diligence services.

Tax Fees

Fees for tax services, including tax compliance, tax advice and tax planning, totaled $0.7 million and $0.5 million for the years ended December 31, 2011 and 2010, respectively.

All Other Fees

The Company paid minimal subscription fees for access to the Ernst & Young Global Accounting and Auditing Information Tool.

The Company’s Audit Committee appoints the independent registered public accounting firm and pre-approves the fee arrangements with respect to the above accounting fees and services, other than non-audit services subject to the de minimis exception set forth in Section 10A of the Exchange Act.

III-17

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. and 2. Financial Statements and Schedules.

See Index to Consolidated Financial Statements and Financial Statement Schedules which appears on page F-1 herein.

3. Exhibits

Management contracts and compensatory plans or arrangements are identified with asterisks on the Exhibit Index.

IV-1

Exhibit Index

Exhibit Number	Description

2.1	Party City Acquisition Merger Agreement, dated as of September 26, 2005 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated September 27, 2005 (Commission File No. 000-21827))

3.1	Certificate of Incorporation of Amscan Holdings, Inc., dated as of October 3, 1996, as amended on March 30, 2001 (incorporated by reference to Exhibit 3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 000-21827))

3.2	Amended By-Laws of Amscan Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-45457))

4.1	Indenture, dated as of April 30, 2004, by and among the Company, the Guarantors named therein and The Bank of New York with respect to the 8.75% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

4.2	First Supplemental Indenture, dated as of June 21, 2004 by and among the Company, the Guarantors named therein and The Bank of New York with respect to the 8.75% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

10.1	2004 Equity Incentive Plan of AAH Holdings Corporation (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-21827))

10.2	The MetLife Capital Corporation Master Lease Purchase Agreement between MetLife Capital Corporation and Amscan Inc., Deco Paper Products, Inc., Kookaburra USA Ltd., and Trisar, Inc., dated November 21, 1991, as amended (incorporated by reference to Exhibit 10(n) to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-14107))

10.3	ABL Credit Agreement dated August 13, 2010, by and among Amscan Holdings, Inc., the Subsidiaries of Amscan Holdings from time to time party thereto, the financial institutions party thereto, as Lenders, Wells Fargo Retail Finance, LLC, as Administrative Agent and Collateral Agent, Wells Fargo Capital Finance, LLC and Banc of America Securities LLC, as Joint Bookrunners and Joint Lead Arrangers, Bank of America, N.A., as Syndication Agent, and SunTrust Bank, T.D. Bank, N.A. and RBS Business Capital, as Co-Documentation Agents (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated August 13, 2010 (Commission File No. 000-21827))

10.4	Amendment No. 1 to ABL Credit Agreement, dated as of December 2, 2010, by and among Wells Fargo Bank, National Association successor by merger to Wells Fargo Retail Finance, LLC, as Administrative Agent, the Lenders party thereto, the Borrowers party thereto, Amscan Holdings, Inc. and the other Guarantors party thereto (incorporated by reference to Exhibit 4.5 to Amscan Holdings, Inc. Annual Report on Form 10-K dated April 13, 2011 (Commission File No. 000-21827))

10.5	Amendment No. 2 to ABL Credit Agreement, dated as of September 8, 2011, by and among Wells Fargo Bank, National Association successor by merger to Wells Fargo Retail Finance, LLC, as Administrative Agent, the Lenders party thereto, the Borrowers party thereto, Amscan Holdings, Inc. and the other Guarantors party thereto (incorporated by reference to Exhibit 10.1 to Amscan Holdings, Inc. Current Report on Form 8-K dated September 8, 2011 (Commission File No. 000-21827))

10.6	Pledge and Security Agreement dated as of August 13, 2010 by and among Amscan Inc., Anagram International, Inc., Am-Source, LLC, Factory Card Outlet of America Ltd., Gags and Games, Inc., PA Acquisition Corp., Party City Corporation, and Party City Franchise Group, LLC, each a Borrower and collectively, Borrowers, Amscan Holdings, Inc., AAH Holdings Corporation, the Subsidiary Parties from time to time party hereto, and Wells Fargo Retail Finance, LLC, as administrative and collateral agent for the lenders party to the Credit Agreement (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated August 13, 2010 (Commission File No. 000-21827))

10.7	Term loan credit agreement and related exhibits dated as of December 2, 2010 among AAH Holdings Corporation, Amscan Holdings, Inc., the subsidiaries of Amscan Holdings, Inc. from time to time party hereto, the financial institutions party hereto, as Lenders, and Credit Suisse AG, as Administrative Agent and Collateral Agent, Credit Suisse Securities (USA) LLC, and Goldman Sachs Lending Partners LLC, as Joint Lead Arrangers, Credit Suisse Securities (USA) LLC, Goldman Sachs Lending Partners LLC, Barclays Capital, Deutsche Bank Securities Inc. and Wells Fargo Securities LLC, as Joint Bookrunners, Goldman Sachs Lending Partners LLC and Wells Fargo Securities, LLC as Co-Syndication Agents, Barclays Capital and Deutsche Bank Securities Inc., as Co-Documentation Agents (incorporated by reference to Exhibit 4.6 to Amscan Holdings, Inc. Annual Report on Form 10-K dated April 13, 2011 (Commission File No. 000-21827)))

10.8*	Amended and Restated Management Agreement between Berkshire Partners LLC, Weston Presidio Service Company LLC and the Registrant dated as of November 10, 2006

10.9	Amended and Restated Stockholders Agreement of AAH Holdings Corporation, dated as of August 19, 2008

10.10	Registration and Information Rights Agreement, dated as of August 19, 2008, among AAH Holdings Corporation and Advent-Amscan Acquisition LLC

10.11*	Severance Agreement between Amscan Inc. and Michael Correale, dated as of April 28, 1997

10.12*	Employment Agreement between Party City Holdings Inc. and Gerald C. Rittenberg, dated June 1, 2011 and amended and restated as of July 1, 2011

10.13*	Employment Agreement between Party City Holdings Inc. and James M. Harrison, dated June 1, 2011 and amended and restated as of July 1, 2011

12.1	Statement re: computation of ratio of earnings to fixed charges

14.1	Code of Business Conduct (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003(Commission File No. 000-21827))

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Section 302 Certifications

31.2	Section 302 Certifications

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSCAN HOLDINGS, INC.

By:	/s/ Michael A. Correale
Michael A. Correale
Chief Financial Officer

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerald C. Rittenberg	Chief Executive Officer and Director	March 30, 2012
Gerald C. Rittenberg	(Principal Executive Officer)

/s/ Michael A. Correale	Chief Financial Officer	March 30, 2012
Michael A. Correale	(Principal Financial Officer) (Principal Accounting Officer)

*	Chairman of the Board of Directors	March 30, 2012
Robert J. Small

*	Director	March 30, 2012
James M. Harrison

*	Director	March 30, 2012
Steven J. Collins

*	Director	March 30, 2012
Michael F. Cronin

*	Director	March 30, 2012
Kevin M. Hayes

*	Director	March 30, 2012
Jordan A. Kahn

*	Director	March 30, 2012
William Kussell

*	Director	March 30, 2012
Richard K. Lubin

*	Director	March 30, 2012
Carol M. Meyrowitz

*	Director	March 30, 2012
David M. Mussafer

*By:	/s/ Michael A. Correale
Michael A. Correale Attorney-in-Fact