Form 10-Q
period 2012-03-31
AMSCAN HOLDINGS INC
filed 2012-05-15
CIK 1024729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(914) 345-2020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2012, 1,000.00 shares of the Registrant’s common stock were outstanding.

AMSCAN HOLDINGS, INC.

FORM 10-Q

March 31, 2012

References throughout this document to “Amscan,” “AHI” and the “Company” include Amscan Holdings, Inc. and its subsidiaries. In this document the words “we,” “our,” “ours” and “us” refer only to the Company and its subsidiaries and not to any other person.

You may read and copy any materials we file with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http://www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC, including us.

AMSCAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2012	2011
	(unaudited)	(Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$16,976	$22,053
Accounts receivable, net	121,657	127,122
Inventories, net	429,052	434,983
Prepaid expenses and other current assets	79,403	74,520

Total current assets	647,088	658,678
Property, plant and equipment, net	201,223	204,329
Goodwill	682,933	681,760
Trade names	132,793	132,722
Other intangible assets, net	44,548	47,084
Other assets, net	23,100	25,765

Total assets	$1,731,685	$1,750,338

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$176,939	$139,282
Accounts payable	84,654	119,305
Accrued expenses	104,416	125,875
Income taxes payable	33,056	39,273
Current portion of long-term obligations	8,215	8,666

Total current liabilities	407,280	432,401
Long-term obligations, excluding current portion	832,746	834,310
Deferred income tax liabilities	101,082	100,183
Deferred rent and other long-term liabilities	21,961	20,414

Total liabilities	1,363,069	1,387,308

Redeemable common securities (including 1,210.49 common shares issued and outstanding at March 31, 2012 and 1,210.49 common shares issued and outstanding at December 31, 2011)	52,456	36,939

Commitments and contingencies

Stockholders’ equity:
Class A common stock ($0.01 par value; 19,051.31 shares issued and outstanding at March 31, 2012 and 19,051.31 shares issued and outstanding at December 31, 2011)	0	0
Class B common stock ($0.01 par value; convertible into Class A common stock, 11,918.71 shares issued and outstanding at March 31, 2012 and 11,918.71 shares issued and outstanding at December 31, 2011)	0	0
Additional paid-in capital	271,676	286,451
Retained earnings	50,761	48,717
Accumulated other comprehensive loss	(8,717)	(11,354)

Amscan Holdings, Inc. stockholders’ equity	313,720	323,814
Noncontrolling interests	2,440	2,277

Total stockholders’ equity	316,160	326,091

Total liabilities, redeemable common securities and stockholders’ equity	$1,731,685	$1,750,338

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2012	2011
Revenues:
Net sales	$379,281	$352,501
Royalties and franchise fees	3,796	3,681

Total revenues	383,077	356,182

Expenses:
Cost of sales	236,624	225,014
Wholesale selling expenses	13,628	13,852
Retail operating expenses	70,617	61,848
Franchise expenses	2,727	3,365
General and administrative expenses	33,780	31,545
Art and development costs	4,544	3,950

Total expenses	361,920	339,574

Income from operations	21,157	16,608

Interest expense, net	18,102	20,368
Other (income) expense, net	(237)	62

Income (loss) before income taxes	3,292	(3,822)
Income tax expense (benefit)	1,208	(1,330)

Net income (loss)	2,084	(2,492)
Less: net income attributable to noncontrolling interests	40	71

Net income (loss) attributable to Amscan Holdings, Inc.	$2,044	$(2,563)

Comprehensive income	$4,844	$1,859
Less: comprehensive income attributable to noncontrolling interests	163	120

Comprehensive income attributable to Amscan Holdings, Inc.	$4,681	$1,739

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2012

(Unaudited)

(Amounts in thousands, except share amounts)

	Class A and Class B Common Shares	Class A and Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Amscan Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2011	30,970.02	$0	$286,451	$48,717	$(11,354)	$323,814	$2,277	$326,091
Net income				2,044		2,044	40	2,084

Foreign currency adjustments					3,143	3,143	123	3,266
Impact of foreign exchange contracts, net of income taxes					(506)	(506)		(506)

Comprehensive income						4,681	163	4,844
Revaluation of redeemable shares			(15,010)			(15,010)		(15,010)
Equity based compensation expense			235			235		235

Balance at March 31, 2012	30,970.02	$0	$271,676	$50,761	$(8,717)	$313,720	$2,440	$316,160

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2012	2011

Cash flows used in operating activities:
Net income (loss)	$2,084	$(2,492)
Less: net income attributable to noncontrolling interests	40	71

Net income (loss) attributable to Amscan Holdings, Inc.	2,044	(2,563)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	14,408	13,249
Amortization of deferred financing costs	1,126	1,197
Provision for doubtful accounts	394	361
Deferred income tax expense	40	261
Deferred rent	2,368	2,023
Undistributed income in unconsolidated joint venture	(412)	(313)
Loss on disposal of equipment	27	5
Equity based compensation	742	143
Changes in operating assets and liabilities, net of effects of acquired businesses:
Decrease in accounts receivable	6,445	1,660
Decrease in inventories	7,628	2,721
(Increase) decrease in prepaid expenses and other current assets	(4,625)	3,392
Decrease in accounts payable, accrued expenses and income taxes payable	(62,268)	(35,043)

Net cash used in operating activities	(32,083)	(12,907)

Cash flows used in investing activities:
Cash paid in connection with acquisitions	0	(56,420)
Capital expenditures	(8,066)	(10,977)
Proceeds from disposal of property and equipment	113	1

Net cash used in investing activities	(7,953)	(67,396)

Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(4,503)	(2,506)
Proceeds from loans, notes payable and long-term obligations	39,276	77,816
Distribution in lieu of dividend	0	2
Proceeds from exercise of stock options	0	28

Net cash provided by financing activities	34,773	75,340
Effect of exchange rate changes on cash and cash equivalents	186	2,730

Net decrease in cash and cash equivalents	(5,077)	(2,233)
Cash and cash equivalents at beginning of period	22,053	20,454

Cash and cash equivalents at end of period	$16,976	$18,221

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$13,631	$14,032
Income taxes	$7,534	$3,081

See accompanying notes to unaudited condensed consolidated financial statements.

AMSCAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 1 – Description of Business

Amscan Holdings, Inc. (“Amscan”, “AHI” or the “Company”) designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic and latex balloons, accessories, novelties, costumes, other garments, gifts and stationery throughout the world. In addition, the Company operates specialty retail party supply stores in the United States and Canada, principally under the names Party City, Halloween City and Party Packagers, and operates its e-commerce website, PartyCity.com. The Company also franchises both individual stores and franchise areas throughout the United States and Puerto Rico principally under the name Party City. The Company is a wholly-owned subsidiary of Party City Holdings Inc. (“PCHI”).

Note 2 – Acquisitions

Wholesale Acquisitions

On January 30, 2011, the Company acquired all of the common stock of Riethmüller GmbH (“Riethmüller”) for $47,069 in cash, in a transaction accounted for as a purchase business combination. Riethmüller is a German distributor of party goods and carnival items with latex balloon manufacturing operations in Malaysia and the ability to manufacture certain party goods in Poland. The results of this business are included in the consolidated financial statements since the January 30, 2011 acquisition date and are reported in the operating results of the Company’s Wholesale segment.

Retail Acquisitions

On July 29, 2011, the Company acquired all of the common stock of Party Packagers Inc. (“Party Packagers”) for $31,783 in cash in a transaction accounted for as a purchase business combination. Party Packagers is a Canadian retailer of party goods and outdoor toys. The results of this newly acquired business are included in the consolidated financial statements since the July 29, 2011 acquisition date and are reported in the operating results of the Company’s Retail segment.

The preliminary estimate of the excess of the Party Packagers purchase price over the fair value of the net assets acquired is initially being assigned to goodwill. The following summarizes the estimated fair value of the assets acquired and liabilities assumed: accounts receivable of $284, inventory of $10,477, fixed assets of $4,457, other current and non-current assets of $1,373, accounts payable and other current liabilities of $8,157 and other liabilities of $311. The remaining $23,660 has been initially recorded as goodwill. The allocation of the purchase price is based on our preliminary estimate of the fair value of the tangible assets acquired and liabilities assumed. The Company is still in the process of accumulating information to complete the determination of the fair value of certain acquired assets, including identifiable intangible assets acquired. Goodwill arises because the purchase price reflects the strategic fit and expected synergies this business will bring to the Company’s operations. The acquisition expands the Company’s vertical business model by giving the Company a significant retail presence in Canada.

During the three months ended March 31, 2011, the Company acquired three franchisee stores in California for total consideration of $9,351. The results of these stores are included in the consolidated financial statements from the acquisition dates and are reported in the operating results of the Company’s Retail segment.

AMSCAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 3 – Basis of Presentation and Recently Issued Accounting Pronouncements

The accompanying unaudited condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011, and the audited balance sheet as of December 31, 2011, include the accounts of the Company and its majority-owned and controlled entities. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included in the unaudited condensed consolidated financial statements.

Our retail operations define a fiscal year (“Fiscal Year”) as the 52-week period or 53-week period ended on the Saturday nearest December 31st of each year and define their fiscal quarters (“Fiscal Quarter”) as the four interim 13-week periods following the end of the previous Fiscal Year, except in the case of a 53-week Fiscal Year when the fourth Fiscal Quarter is extended to 14 weeks. The consolidated financial statements of the Company combine the Fiscal Quarters of our retail operations with the calendar quarters of our wholesale operations.

The Company has determined the differences between the retail operation’s Fiscal Year and Fiscal Quarters and the calendar year and calendar quarters to be insignificant.

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. Our business is subject to substantial seasonal variations as our retail segment has realized a significant portion of its net sales, cash flows and net income in the fourth quarter of each year, principally due to its Halloween season sales in October and, to a lesser extent, other year-end holiday sales. We expect that this general pattern will continue. Our results of operations may also be affected by industry factors that may be specific to a particular period such as movement in, and the general level of, raw material costs. For further information see the consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”. The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. These amendments are effective during interim and annual periods beginning on or after January 1, 2013. Although the Company continues to review this pronouncement, it does not believe it will have a material impact on its financial statements or the notes thereto.

In September 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income”. The pronouncement gives two choices of how to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income: one continuous statement of comprehensive income or two separate consecutive statements can be presented. OCI is no longer allowed to be presented in the statement of stockholder’s equity. The guidance also required the reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) to be displayed in both net income and OCI. However, in December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which deferred such requirement. The FASB expects to complete a project to reconsider the presentation requirements for reclassification adjustments in 2012. For public companies, ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 and should be applied retrospectively. The Company adopted the pronouncement during the three months ended March 31, 2012. Since the update only required a change in presentation, the adoption did not have a material impact on the Company’s results of operations, cash flows or financial condition.

AMSCAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share amounts)

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, or “IFRS”. The ASU amends the fair value measurement and disclosure guidance in Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement”, to converge U.S. GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these measurements. Many of the amendments clarify existing concepts and are generally not expected to result in significant changes to application of fair value principles. In certain instances, however, the FASB changed a principle to achieve convergence, and while limited, these amendments have the potential to significantly change practice. These amendments are effective during interim and annual periods beginning after December 15, 2011. The Company adopted the pronouncement during the three months ended March 31, 2012. Such adoption did not have a material impact on the Company’s financial statements or the notes thereto.

Note 4 – Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2012	2011
Finished goods	$420,679	$428,281
Raw Materials	15,296	13,660
Work in Process	7,107	6,012

	443,082	447,953
Reserve for slow-moving and obsolete inventory	(14,030)	(12,970)

	$429,052	$434,983

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

Note 5 – Income Taxes

The income tax expense (benefit) for the three months ended March 31, 2012 and 2011 were determined based upon the Company’s estimated consolidated effective income tax rates of 36.3% and 35.8% for the years ending December 31, 2012 and 2011, respectively. The differences between the estimated consolidated effective income tax rates and the U.S. federal statutory rate are primarily attributable to state income taxes and available domestic manufacturing deductions.

AMSCAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 6 – Comprehensive Income

Comprehensive income attributable to Amscan Holdings, Inc. consisted of the following:

	Three Months Ended March 31,
	2012	2011
Net income (loss) attributable to Amscan Holdings, Inc.	$2,044	$(2,563)

Foreign currency adjustments	3,143	3,794
Impact of interest rate swap contracts, net of income tax expense of $- and $416	—	708
Impact of foreign exchange contracts, net of income tax benefit of $296 and $117	(506)	(200)

Comprehensive income attributable to Amscan Holdings, Inc.	$4,681	$1,739

Note 7 – Capital Stock

At March 31, 2012 and December 31, 2011, the Company’s authorized capital stock, including redeemable common securities, consisted of 10,000.00 shares of preferred stock, $0.01 par value, of which no shares were issued or outstanding, 40,000.00 shares of Class A Common Stock, $0.01 par value, of which 20,261.80 shares were issued and outstanding and 15,200.00 shares of Class B Common Stock, $0.01 par value, of which 11,918.71 shares were issued and outstanding. At March 31, 2012 and December 31, 2011, 15,200 shares of Class A Common Stock, $0.01 par value, were reserved for issuance upon the conversion of Class B Common Stock, $0.01 par value.

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

Of the Class A Common stock, 1,210.49 shares were redeemable at March 31, 2012 and December 31, 2011 and classified as “redeemable common securities” on the balance sheet, as described below.

AMSCAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share amounts)

Under the terms of the Company’s stockholders’ agreement dated April 30, 2004, as amended, the Company has an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders can require the Company to purchase all of the shares held by the former employees. The purchase price, as prescribed in the stockholders’ agreement, is to be determined through a market valuation of the minority-held shares or, under certain circumstances, based on cost, as defined therein. The aggregate amount that may be payable by the Company to certain employee stockholders, based on the estimated fair market value of fully paid and vested common securities, totaled $50,841 at March 31, 2012 and $35,831 at December 31, 2011, and is classified as redeemable common securities on the consolidated balance sheet, with a corresponding adjustment to stockholders’ equity. As there is no active market for the Company’s common stock, the Company estimates the fair value of its common stock based on a valuation model confirmed periodically by recent acquisitions or independent appraisals.

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

The changes in redeemable common securities during the three months ended March 31, 2012 were as follows:

	Common Shares	Rollover options	Total

Balance December 31, 2011	$35,831	$1,108	$36,939
Common stock revaluation	15,010	507	15,517

Balance March 31, 2012	$50,841	$1,615	$52,456

AMSCAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 8 – Segment Information

Industry Segments

The Company has two identifiable business segments. The Wholesale segment includes the design, manufacture, contract for manufacture and wholesale distribution of party goods, including paper and plastic tableware, metallic and latex balloons, accessories, novelties, costumes, other garments, gifts and stationery. The Retail segment includes the operation of company-owned retail party supply superstores in the United States and Canada, the Company’s e-commerce operations through its PartyCity.com website and the sale of franchises on an individual store and franchise area basis throughout the United States and Puerto Rico.

The Company’s industry segment data for the three months ended March 31, 2012 and March 31, 2011 is as follows:

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2012
Revenues:
Net sales	$214,795	$246,933	$461,728
Royalties and franchise fees	—	3,796	3,796

Total revenues	214,795	250,729	465,524
Eliminations	(82,447)	—	(82,447)

Net Revenues	$132,348	$250,729	$383,077

Income from operations	$18,908	$2,249	$21,157

Interest expense, net			18,102
Other income, net			(237)

Income before income taxes			$3,292

Total assets	$1,000,232	$731,453	$1,731,685

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2011
Revenues:
Net sales	$199,576	$220,106	$419,682
Royalties and franchise fees	—	3,681	3,681

Total revenues	199,576	223,787	423,363
Eliminations	(67,181)	—	(67,181)

Net Revenues	$132,395	$223,787	$356,182

Income (loss) from operations	$17,286	$(678)	$16,608

Interest expense, net			20,368
Other expense, net			62

Loss before income taxes			$(3,822)

Total assets	$1,036,646	$672,682	$1,709,328

Geographic Segments

Intercompany sales between geographic areas primarily consist of sales of finished goods for distribution in foreign markets and are made at cost plus a share of operating profit. During the three months ended March 31, 2012 and March 31, 2011, net revenues related to foreign operations were $42,900 and $41,308, respectively. Additionally, during the three months ended March 31, 2012 and March 31, 2011, net revenues related to U.S. export sales of metallic balloons were $4,599 and $4,217, respectively.

AMSCAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 9 – Commitments and Contingencies

The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.

We are an assignor with contingent lease liability for 14 stores sold to franchisees and other parties. The potential contingent lease obligations continue until the applicable leases expire in 2018. The maximum amount of the contingent lease obligations may vary, but is limited to the sum of the total amount due under the leases. At March 31, 2012, the maximum amount of the contingent lease obligations was approximately $5,202. Payment of such amount is contingent upon certain events occurring, which management has not assessed as probable or estimable at this time.

Note 10 – Stock Option Plan

The Company recorded $742 and $143 of stock-based compensation expense in general and administrative expenses during the three months ended March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2012, the Company granted 10 time-based options to an employee under the Company’s 2004 Equity Incentive Plan. The options vest at a rate of 20% per year and are exercisable at $42,000 per share.

During the three months ended March 31, 2012, no options were exercised. There are options to purchase 3,708.27 shares of common stock outstanding at March 31, 2012.

Additionally, in December 2010, in connection with the refinancing of the Company’s $675,000 Term Loan Agreement (“New Term Loan Credit Agreement”), the Company’s Board of Directors declared a one-time cash dividend of $9,400 per share of outstanding common stock. In addition, holders of unvested options at the declaration date may also receive a distribution of $9,400 per share if, and when, the options vest. During the three months ended March 31, 2012, certain options vested and the Company recorded a $287 charge to stock-based compensation expense. At March 31, 2012, the aggregate potential distribution associated with unvested time and performance options is $17,418.

Note 11 – Derivative Financial Instruments

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

Foreign Exchange Risk Management

A portion of the Company’s cash flows is derived from transactions denominated in foreign currencies. In order to reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, including the British Pound Sterling, the Euro, the Malaysian Ringgit, the Canadian Dollar and the Australian Dollar, the Company enters into foreign exchange contracts with major international financial institutions. Most of the forward contracts, which typically mature within one year, are designed to hedge anticipated foreign currency transactions, primarily inventory purchases and sales. For the contracts that qualify for hedge accounting, the terms of the contracts are such that cash flows from the contracts should be highly effective in offsetting the expected cash flows from the underlying forecasted transactions.

AMSCAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share amounts)

The foreign exchange contracts are reflected in the consolidated balance sheets at fair value. The fair value of the foreign exchange contracts is the estimated amount that the counterparties would receive or pay to terminate the foreign exchange contracts at the reporting date, taking into account current foreign exchange rates. At March 31, 2012 and December 31, 2011, the Company had unrealized net (losses) gains of $(1) and $505, respectively, recorded in accumulated other comprehensive loss related to foreign exchange contracts that qualify for hedge accounting. No components of these agreements are excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive loss related to these foreign exchange contracts will be reclassified into earnings by December 2012.

The following table displays the fair values and notional amounts of the Company’s derivatives at March 31, 2012 and December 31, 2011:

			Derivative Assets				Derivative Liabilities
	Notional Amounts		March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
Derivative Instrument	March 31, 2012	December 31, 2011	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value

Foreign Exchange Contracts	$27,012	$27,884	(a) PP	$266	(a) PP	$808	(b) AE	$160	(b) AE	$18

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses

Note 12 – Fair Value Measurements

The provisions of FASB ASC Topic 820, “Fair Value Measurement”, define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

AMSCAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table shows assets and liabilities as of March 31, 2012 that are measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total as of March 31, 2012
Foreign exchange contract assets	—	$266	—	$266
Foreign exchange contract liabilities	—	160	—	160

The following table shows assets and liabilities as of December 31, 2011 that are measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total as of December 31, 2011
Foreign exchange contract assets	—	$808	—	$808
Foreign exchange contract liabilities	—	18	—	18

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges and restructuring charges.

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value at March 31, 2012 and December 31, 2011 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amounts and fair values (based on observable inputs, including interest rates) of the Company’s borrowings under the New Term Loan Credit Agreement and the 8.75% $175,000 Senior Subordinated Notes (“Senior Subordinated Notes”) are as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value (Level 2)	Carrying Amount	Fair Value (Level 2)
New Term Loan Credit Agreement	$659,469	$667,712	$660,905	$663,383
Senior Subordinated Notes	175,000	176,750	175,000	176,750

The carrying amounts for other long-term debt approximate fair value at March 31, 2012 and December 31, 2011 based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity.

AMSCAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 13 – Condensed Consolidating Financial Information

Borrowings under the New Term Loan Credit Agreement, the $350 million ABL revolving credit facility (“New ABL Facility”) and the Senior Subordinated Notes are guaranteed jointly and severally, fully and unconditionally, by the following domestic subsidiaries of the Company (collectively, “the Guarantors”):

•	Amscan Inc.

•	Am-Source, LLC

•	Anagram Eden Prairie Property Holdings LLC

•	Anagram International, Inc.

•	Anagram International Holdings, Inc.

•	Anagram International, LLC

•	Factory Card & Party Outlet Corp.

•	Gags & Games, Inc.

•	JCS Packaging Inc.

•	M&D Industries, Inc.

•	Party City Corporation

•	PA Acquisition Corporation

•	Party City Franchise Group Holdings, LLC

•	SSY Realty Corp.

•	Trisar, Inc.

Non-guarantor subsidiaries (collectively, “Non-guarantors”) include the following:

•	Amscan (Asia-Pacific) Pty. Ltd.

•	Amscan Asia International Ltd.

•	Amscan de Mexico, S.A. de C.V.

•	Amscan Distributors (Canada) Ltd.

•	Anagram Espana, S.A.

•	Anagram France S.C.S.

•	Amscan Holdings Limited

•	Anagram International (Japan) Co., Ltd.

•	Amscan Partyartikel GmbH

•	Christy’s Asia, Ltd.

•	Christy’s By Design, Ltd.

•	Christy’s Dress Up, Ltd.

•	Christy’s Garments & Accessories Ltd.

•	Party Packagers Inc.

•	Riethmüller GmbH

The following information presents condensed consolidating balance sheets at March 31, 2012 and December 31, 2011, the condensed consolidating statements of comprehensive income for the three months ended March 31, 2012 and 2011, and the related condensed consolidating statements of cash flows for the three months ended March 31, 2012 and 2011, for the combined Guarantors and the combined Non-guarantors, together with the elimination entries necessary to consolidate the entities comprising the combined companies.

AMSCAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2012

(Amounts in thousands)

	AHI and Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,278	$9,698	$—	$16,976
Accounts receivable, net	83,221	38,436	—	121,657
Inventories, net	372,214	58,890	(2,052)	429,052
Prepaid expenses and other current assets	67,900	13,290	(1,787)	79,403

Total current assets	530,613	120,314	(3,839)	647,088
Property, plant and equipment, net	182,737	18,486	—	201,223
Goodwill	610,285	72,648	—	682,933
Trade names	129,882	2,911	—	132,793
Other intangible assets, net	42,739	1,809	—	44,548
Investment in and advances to consolidated subsidiaries	249,850	—	(249,850)	—
Due from affiliates	119,622	62,183	(181,805)	—
Other assets, net	24,985	241	(2,126)	23,100

Total assets	$1,890,713	$278,592	$(437,620)	$1,731,685

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$164,197	$12,742	$—	$176,939
Accounts payable	73,038	11,616	—	84,654
Accrued expenses	91,098	13,318	—	104,416
Income taxes payable	35,175	—	(2,119)	33,056
Due to affiliates	82,328	99,478	(181,806)	—
Current portion of long-term obligations	8,157	58	—	8,215

Total current liabilities	453,993	137,212	(183,925)	407,280
Long-term obligations, excluding current portion	832,708	38	—	832,746
Deferred income tax liabilities	101,323	—	(241)	101,082
Deferred rent and other long-term liabilities	21,559	2,287	(1,885)	21,961

Total liabilities	1,409,583	139,537	(186,051)	1,363,069

Redeemable common securities	52,456	—	—	52,456

Commitments and contingencies

Stockholders’ equity:
Common Stock	—	336	(336)	—
Additional paid-in capital	384,911	113,893	(227,128)	271,676
Retained earnings	52,480	30,984	(32,703)	50,761
Accumulated other comprehensive loss	(8,717)	(8,598)	8,598	(8,717)

Amscan Holdings Inc. stockholders’ equity	428,674	136,615	(251,569)	313,720
Noncontrolling interests	—	2,440	—	2,440

Total stockholders’ equity	428,674	139,055	(251,569)	316,160

Total liabilities, redeemable common securities and stockholders’ equity	$1,890,713	$278,592	$(437,620)	$1,731,685

AMSCAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONSOLIDATING BALANCE SHEET

December 31, 2011

(Amounts in thousands)

	AHI and Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14,012	$8,041	$—	$22,053
Accounts receivable , net	84,322	42,800	—	127,122
Inventories, net	386,264	49,875	(1,156)	434,983
Prepaid expenses and other current assets	64,882	10,073	(435)	74,520

Total current assets	549,480	110,789	(1,591)	658,678
Property, plant and equipment, net	186,999	17,330	—	204,329
Goodwill	610,285	71,475	—	681,760
Trade names	129,882	2,840	—	132,722
Other intangible assets, net	45,292	1,792	—	47,084
Investment in and advances to consolidated subsidiaries	250,799	—	(250,799)	—
Due from affiliates	89,325	56,001	(145,326)	—
Other assets, net	24,603	1,162	—	25,765

Total assets	$1,886,665	$261,389	$(397,716)	$1,750,338

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$131,089	$8,193	$—	$139,282
Accounts payable	103,774	15,531	—	119,305
Accrued expenses	113,531	12,344	—	125,875
Income taxes payable	39,758	—	(485)	39,273
Due to affiliates	61,479	83,849	(145,328)	—
Current portion of long-term obligations	8,625	41	—	8,666

Total current liabilities	458,256	119,958	(145,813)	432,401
Long-term obligations, excluding current portion	834,262	48	—	834,310
Deferred income tax liabilities	98,782	1,401	—	100,183
Deferred rent and other long-term liabilities	20,273	141	—	20,414

Total liabilities	1,411,573	121,548	(145,813)	1,387,308

Redeemable common securities	36,939	—	—	36,939

Commitments and contingencies

Stockholders’ equity:
Common Stock	—	336	(336)	—
Additional paid-in capital	399,686	113,893	(227,128)	286,451
Retained earnings	49,821	33,958	(35,062)	48,717
Accumulated other comprehensive loss	(11,354)	(10,623)	10,623	(11,354)

Amscan Holdings, Inc. stockholders’ equity	438,153	137,564	(251,903)	323,814
Noncontrolling interests	—	2,277	—	2,277

Total stockholders’ equity	438,153	139,841	(251,903)	326,091

Total liabilities, redeemable common securities and stockholders’ equity	$1,886,665	$261,389	$(397,716)	$1,750,338

AMSCAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2012

(Amounts in thousands)

	AHI and Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$344,531	$44,050	$(9,300)	$379,281
Royalties and franchise fees	3,796	—	—	3,796

Total revenues	348,327	44,050	(9,300)	383,077

Expenses:
Cost of sales	211,586	33,441	(8,403)	236,624
Wholesale selling expenses	7,881	5,747	—	13,628
Retail operating expenses	68,023	2,594	—	70,617
Franchise expenses	2,727	—	—	2,727
General and administrative expenses	27,874	5,906	—	33,780
Art and development costs	4,344	200	—	4,544

Total expenses	322,435	47,888	(8,403)	361,920

Income (loss) from operations	25,892	(3,838)	(897)	21,157

Interest expense, net	17,862	240	—	18,102
Other expense (income), net	3,260	285	(3,782)	(237)

Income (loss) before income taxes	4,770	(4,363)	2,885	3,292

Income tax expense (benefit)	2,161	(621)	(332)	1,208

Net income (loss)	2,609	(3,742)	3,217	2,084
Less: net income attributable to noncontrolling interests	—	40	—	40

Net income (loss) attributable to Amscan Holdings, Inc.	$2,609	$(3,782)	$3,217	$2,044

Comprehensive income (loss)	$5,246	$(1,594)	$1,192	$4,844
Less: comprehensive income attributable to noncontrolling interests	—	163	—	163

Comprehensive income (loss) attributable to Amscan Holdings, Inc.	$5,246	$(1,757)	$1,192	$4,681

AMSCAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2011

(Amounts in thousands)

	AHI and Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$316,743	$41,308	$(5,550)	$352,501
Royalties and franchise fees	3,681	—	—	3,681

Total revenues	320,424	41,308	(5,550)	356,182

Expenses:
Cost of sales	198,141	32,362	(5,489)	225,014
Wholesale selling expenses	8,313	5,539	—	13,852
Retail operating expenses	61,848	—	—	61,848
Franchise expenses	3,365	—	—	3,365
General and administrative expenses	27,046	4,829	(330)	31,545
Art and development costs	3,889	61	—	3,950

Total expenses	302,602	42,791	(5,819)	339,574

Income (loss) from operations	17,822	(1,483)	269	16,608

Interest expense, net	20,129	239	—	20,368
Other expense (income), net	1,840	(638)	(1,140)	62

Loss before income taxes	(4,147)	(1,084)	1,409	(3,822)
Income tax (benefit) expense	(1,622)	315	(23)	(1,330)

Net loss	(2,525)	(1,399)	1,432	(2,492)
Less: Net income attributable to noncontrolling interests	—	71	—	71

Net loss attributable to Amscan Holdings, Inc.	$(2,525)	$(1,470)	$1,432	$(2,563)

Comprehensive income	$1,777	$1,819	$(1,737)	$1,859
Less: Comprehensive income attributable to noncontrolling interests	—	120	—	120

Comprehensive income attributable to Amscan Holdings, Inc.	$1,777	$1,699	$(1,737)	$1,739

AMSCAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2012

(Amounts in thousands)

	AHI and Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated
Cash flows used in operating activities:
Net income (loss)	$2,609	$(3,742)	$3,217	$2,084
Less: net income attributable to noncontrolling interests	—	40	—	40

Net income (loss) attributable to Amscan Holdings, Inc.	2,609	(3,782)	3,217	2,044

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	13,466	942	—	14,408
Amortization of deferred financing costs	1,126	—	—	1,126
Provision for doubtful accounts	282	112	—	394
Deferred income tax expense (benefit)	1,713	(1,673)	—	40
Deferred rent	2,305	63	—	2,368
Undistributed income in unconsolidated joint venture	(412)	—	—	(412)
Loss on disposal of equipment	4	23	—	27
Equity based compensation	742	—	—	742
Changes in operating assets and liabilities:
Decrease in accounts receivable	819	5,626	—	6,445
Decrease (increase) in inventories	12,767	(6,036)	897	7,628
Increase in prepaid expenses and other current assets	(1,156)	(3,469)	—	(4,625)
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(65,090)	6,936	(4,114)	(62,268)

Net cash used in operating activities	(30,825)	(1,258)	—	(32,083)

Cash flows used in investing activities:
Capital expenditures	(6,514)	(1,552)	—	(8,066)
Proceeds from disposal of property and equipment	100	13	—	113

Net cash used in investing activities	(6,414)	(1,539)	—	(7,953)

Cash flows provided by financing activities:
Repayments of loans, notes payable and long-term obligations	(2,604)	(1,899)	—	(4,503)
Proceeds from loans, notes payable and long-term obligations	33,109	6,167	—	39,276

Net cash provided by financing activities	30,505	4,268	—	34,773
Effect of exchange rate changes on cash and cash equivalents	—	186	—	186

Net (decrease) increase in cash and cash equivalents	(6,734)	1,657	—	(5,077)
Cash and cash equivalents at beginning of period	14,012	8,041	—	22,053

Cash and cash equivalents at end of period	$7,278	$9,698	$—	$16,976

AMSCAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2011

(Amounts in thousands)

	AHI and Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated
Cash flows (used in) provided by operating activities:
Net loss	$(2,525)	$(1,399)	$1,432	$(2,492)
Less: net income attributable to noncontrolling interests	—	71	—	71

Net loss attributable to Amscan Holdings, Inc.	(2,525)	(1,470)	1,432	(2,563)

Adjustments to reconcile net loss to net cash ( used in) provided by operating activities:
Depreciation and amortization expense	12,691	558	—	13,249
Amortization of deferred financing costs	1,197	—	—	1,197
Provision for doubtful accounts	312	49	—	361
Deferred income tax expense	261	—	—	261
Deferred rent	2,023	—	—	2,023
Undistributed income in unconsolidated joint venture	(313)	—	—	(313)
Loss on disposal of equipment	5	—	—	5
Equity based compensation	143	—	—	143
Changes in operating assets and liabilities, net of effects of acquired businesses:
Decrease in accounts receivable	1,249	411	—	1,660
Decrease (increase) in inventories	6,693	(4,033)	61	2,721
(Increase) decrease in prepaid expenses and other current assets	(198)	3,590	—	3,392
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(34,500)	950	(1,493)	(35,043)

Net cash (used in) provided by operating activities	(12,962)	55	—	(12,907)

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(56,420)	—	—	(56,420)
Capital expenditures	(10,701)	(276)	—	(10,977)
Proceeds from disposal of property and equipment	1	—	—	1

Net cash used in investing activities	(67,120)	(276)	—	(67,396)

Cash flows provided by financing activities:
Repayments of loans, notes payable and long-term obligations	(2,497)	(9)	—	(2,506)
Proceeds from loans, notes payable and long-term obligations	77,534	282	—	77,816
Distribution in lieu of dividend	2	—	—	2
Proceeds from exercise of stock options	28	—	—	28

Net cash provided by financing activities	75,067	273	—	75,340
Effect of exchange rate changes on cash and cash equivalents	425	2,305	—	2,730

Net (decrease) increase in cash and cash equivalents	(4,590)	2,357	—	(2,233)
Cash and cash equivalents at beginning of period	14,198	6,256	—	20,454

Cash and cash equivalents at end of period	$9,608	$8,613	$—	$18,221

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Our Company

We are a global leader in decorated party supplies. We make it easy and fun to enhance special occasions with a wide assortment of innovative and exciting merchandise at a compelling value. With the 2005 acquisition of Party City Corporation (“Party City”), we created a vertically integrated business combining the leading product design, manufacturing and distribution platform, Amscan, with the largest U.S. retailer of party supplies. We believe we have the industry’s broadest selection of decorated party supplies, which we distribute to over 100 countries. Our party superstore retail network consists of approximately 800 locations in the United States, and approximately 25 locations in Canada, and is approximately 15 times larger than that of our next largest party superstore competitor. Our vertically integrated business model and scale differentiate us from other party supply companies and allow us to capture the manufacturing-to-retail margin on a significant portion of the products sold in our stores. We believe our widely recognized brands, broad product offering, low-cost global sourcing model and category-defining retail concept are significant competitive advantages. We believe these characteristics, combined with our vertical business model and scale, position us for continued organic and acquisition-led growth in the United States and internationally.

How We Assess the Performance of Our Company

In assessing the performance of our company, we consider a variety of performance and financial measures for our two operating segments, Retail and Wholesale. These key measures include revenues and gross profit, comparable retail same-store sales and operating expenses.

Segments

Our Wholesale segment generates revenues globally through sales of our Amscan, Designware, Anagram and other party supplies to party goods superstores, including our company-owned and franchised stores, independent party supply stores, dollar stores, mass merchants, grocery retailers and gift shops. Sales to international customers accounted for 20% of our gross wholesale sales during the three months ended March 31, 2012. International wholesale sales are expected to increase as a result of our recent acquisitions and the further maturation of international party supply markets.

Our Retail segment generates revenues from the sale of merchandise to the end consumer through our chain of company-owned party goods stores, online through our e-commerce websites, including PartyCity.com, and through our chain of temporary Halloween locations. Franchise revenues include royalties on franchise retail sales and franchise fees charged for the initial franchise award and subsequent renewals. Our retail sales of party goods are fueled by everyday events such as birthdays, various seasonal events and other special occasions occurring throughout the year. In addition, through Halloween City, our temporary Halloween business, we seek to maximize our Halloween seasonal opportunity. As a result, during 2011, our Halloween business represented approximately 26% of our total domestic retail sales, generally occurring in a five-week selling season ending on October 31. We expect to continue to generate a significant portion of our retail sales during the Halloween selling season.

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

Comparable Retail Same-Store Sales. The growth in same-store sales represents the percentage change in same-store sales in the period presented compared to the prior year. Same-store sales exclude the net sales of a store for any period if the store was not open during the same period of the prior year. Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the applicable reporting period. When a store is reconfigured or relocated within the same general territory, the store continues to be treated as the same store. If, during the period presented, a store was closed, sales from that store up to and including the closing day are included as same-store sales as long as the store was open during the same period of the prior year. Factory Card & Party Outlet (“ FCPO”) stores that are in the process of being converted have not been included in Party City same-store sales and will not be included until the thirteenth month following conversion. Same-store sales for the Party City brand include e-commerce sales.

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

Franchise Expenses. Franchise expenses include the costs associated with operating our franchise network, including salaries and benefits of the administrative workforce and other administrative costs. These expenses generally do not vary proportionally with net sales or royalties and franchise fees.

General and Administrative Expenses. General and administrative expenses include all operating costs not included elsewhere in the statement of comprehensive income (loss). These expenses include payroll and other expenses related to operations at our corporate offices, including occupancy costs, related depreciation and amortization, legal and professional fees and data-processing costs. These expenses generally do not vary proportionally with net sales.

Art and Development Costs. Art and development costs include the costs associated with art production, creative development and product management. Costs include the salaries and benefits of the related work force. These expenses generally do not vary proportionally with net sales.

Results of Operations

Three Months Ended March 31, 2012 Compared To Three Months Ended March 31, 2011

The following tables set forth the Company’s operating results and operating results as a percentage of total revenues for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012		2011
	(Dollars in thousands)
Revenues:
Net sales	$379,281	99.0%	$352,501	99.0%
Royalties and franchise fees	3,796	1.0	3,681	1.0

Total revenues	383,077	100.0	356,182	100.0

Expenses:
Cost of sales	236,624	61.8	225,014	63.2
Wholesale selling expenses	13,628	3.6	13,852	3.9
Retail operating expenses	70,617	18.4	61,848	17.4
Franchise expenses	2,727	0.7	3,365	0.9
General and administrative expenses	33,780	8.8	31,545	8.9
Art and development costs	4,544	1.2	3,950	1.0

Total expenses	361,920	94.5	339,574	95.3

Income from operations	21,157	5.5	16,608	4.7

Interest expense, net	18,102	4.7	20,368	5.8
Other (income) expense, net	(237)	(0.1)	62	0.0

Income (loss) before income taxes	3,292	0.9	(3,822)	(1.1)

Income tax expense (benefit)	1,208	0.4	(1,330)	(0.4)

Net income (loss)	2,084	0.5	(2,492)	(0.7)
Less: net income attributable to noncontrolling interests	40	0.0	71	0.0

Net income (loss) attributable to Amscan Holdings, Inc.	$2,044	0.5%	$(2,563)	(0.7)%

Revenues

Total revenues for the first quarter of 2012 were $383.1 million and were 7.6% higher than the first quarter of 2011. The following table sets forth the Company’s total revenues for the quarters ended March 31, 2012 and March 31, 2011.

	Three Months Ended March 31,
	2012		2011
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$214,795	56.1%	$199,576	56.1%
Eliminations	(82,447)	(21.5)%	(67,181)	(18.9)%

Net wholesale	132,348	34.6%	132,395	37.2%
Retail	246,933	64.4%	220,106	61.8%

Total net sales	379,281	99.0%	352,501	99.0%
Royalties and franchise fees	3,796	1.0%	3,681	1.0%

Total revenues	$383,077	100.0%	$356,182	100.0%

Wholesale

Net sales for the first quarter of 2012 were $132.3 million and were principally consistent with the corresponding quarter of 2011. During the first quarter of 2012, net sales to domestic party goods retailers, including our franchisee network, and to other domestic party goods distributors totaled $71.2 million and were $5.0 million, or 7.6%, higher than the first quarter of 2011. The increase in net sales was partially attributable to higher juvenile birthday sales resulting from new licenses and new products for existing licenses. Additionally, the timing of shipments positively impacted the first quarter of 2012 as seasonal sales of certain Hawaiian luau and patriotic products shifted from the second quarter of 2011 to the first quarter of 2012. Net sales of metallic balloons, including export sales, totaled $28.0 million and were $1.2 million, or 4.5%, higher than the corresponding quarter of 2011, with the sales growth principally occurring in both the domestic and international balloon distributors channels. International net sales, excluding export sales of metallic balloons, totaled $33.1 million and were $6.3 million, or 16.0%, lower than the first quarter of 2011. The decrease was principally due to reduced sales volumes in Europe as certain customers accelerated the timing of their purchases into the fourth quarter of 2011. Additionally, as a result of the July 2011 acquisition of Party Packagers, our wholesale sales to the retailer are now included in intercompany sales and eliminated. Changes in foreign currency exchange rates resulted in a $0.6 million, or 1.5%, decrease in international net sales compared to the corresponding quarter of 2011.

Intercompany sales to our retail affiliates were $82.5 million and were $15.3 million, or 22.7%, higher than the corresponding quarter of 2011. Such sales represented 38.4% of total wholesale sales during the first quarter of 2012, compared to 33.7% during the first quarter of 2011. The increase in intercompany sales primarily related to higher sales of sports products and juvenile birthday products. Additionally, intercompany sales reflect the acquisition of Party Packagers in July 2011. During the first quarter of 2012 our wholesale sales to our domestic retail operations, including e-commerce, represented 65.4% of the retail operations’ total purchases, compared to 62.7% during the corresponding quarter of 2011. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Retail

Retail net sales for the first quarter of 2012 were $246.9 million and were $26.8 million, or 12.2%, higher than retail net sales for the corresponding quarter of 2011. The retail net sales at our domestic Party City stores (including all converted FCPO stores) totaled $203.1 million and were $23.0 million, or 12.8%, higher than the first quarter of 2011. Additionally, our e-commerce sales totaled $18.9 million during the first quarter of 2012 and were $6.7 million higher than 2011. Same-store sales for the Party City brand, including e-commerce, increased by 7.2% from the corresponding quarter of 2011, with e-commerce sales increasing by 54.9%, as a 55.4% increase in transaction count was partially offset by a 0.5% decrease in average transaction dollar size, and Party City same-store sales increasing by 4.0%, driven by a 2.5% increase in transaction count and a 1.5% increase in average transaction dollar size. The increase in sales was partially attributable to the continued shift in our principal advertising strategy from free standing newspaper inserts to a national broadcasting campaign, coupled with other successful online initiatives implemented since our re-launch of the PartyCity.com website in August 2009. The increase in domestic Party City store sales also reflected the net addition of 64 new stores during the twelve month period ended March 31, 2012, including the opening of 15 stores, the acquisition of five stores from franchisees, and the conversion of 49 FCPO stores to the Party City format during that time period, offset by the closure of five stores. During the first quarter of 2012, sales at stores converted from the FCPO format to the Party City format during the twelve month period ended March 31, 2012 were 20.1% higher than sales at those same stores during the corresponding quarter of 2011. Converted FCPO stores are included in Party City’s same-store sales beginning with the thirteenth month following conversion. The Party Packagers stores acquired at the end of July 2011 contributed net sales of $7.7 million during the first quarter of 2012. Sales at all other store formats, including unconverted FCPO and outlet stores, totaled $17.2 million and were $10.6 million, or 38.1%, lower than the corresponding quarter of 2011. The decrease principally reflected the conversion of 49 FCPO stores to the Party City format and the closure of 33 stores during the twelve month period ended March 31, 2012.

Royalties and franchise fees

Royalties and franchise fees for the first quarter of 2012 were $3.8 million, compared to $3.7 million for the first quarter of 2011. The negative impact on royalty income from the net decrease of nine franchise stores during the twelve month period ended March 31, 2012 was more than offset by the impact of increased same-store sales at the remaining franchise stores.

Gross Profit

Our total gross profit on net sales for the first quarter of 2012 was 37.6%. The gross profit percentage was 140 basis points higher than the first quarter of 2011. The following table sets forth the Company’s gross profit for the quarters ended March 31, 2012 and March 31, 2011.

	Three Months Ended March 31,
	2012		2011
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Wholesale	$46,079	34.8%	$44,171	33.4%
Retail	96,578	39.1%	83,315	37.9%

Total	$142,657	37.6%	$127,486	36.2%

The gross profit on net sales at wholesale for the first quarter of 2012 was 34.8%. The gross profit percentage was 140 basis points higher than the corresponding quarter of 2011. The increase was principally due to price increases on certain products and a favorable product mix on sales to domestic party goods retailers.

The gross profit on net sales at retail for the first quarter of 2012 was 39.1%. The gross profit percentage was 120 basis points higher than the corresponding quarter of 2011 as lower occupancy costs, as a percentage of net sales, were partially offset by the inclusion of lower margin Party Packagers sales. During the first quarter of 2012, 62.9% of our domestic retail sales, including e-commerce, were products supplied by our wholesale operations, compared to 64.1% for the first quarter of 2011.

Operating expenses

Wholesale selling expenses of $13.6 million for the first quarter of 2012 were $0.2 million, or 1.6%, lower than the corresponding quarter of 2011. Wholesale selling expenses were 10.3% of net wholesale sales during the first quarter of 2012, compared to 10.5% during the first quarter of 2011.

Retail operating expenses during the first quarter of 2012 were $70.6 million and were $8.8 million, or 14.2%, higher than the first quarter of 2011. The increase was principally due to higher spending on a national broadcasting campaign, $2.6 million of operating expenses related to Party Packagers, increased e-commerce costs due to the growth of the business, and inflationary increases in retail expenses. Retail operating expenses were 28.6% of retail net sales during the first quarter of 2012, compared to 28.1% during the corresponding quarter of 2011. Franchise expenses during the first quarter of 2012 were $2.7 million and were $0.6 million lower than the first quarter of 2011.

General and administrative expenses during the first quarter of 2012 were $33.8 million and were $2.2 million, or 7.1%, higher than the first quarter of 2011, principally due to $1.2 million of expenses related to Party Packagers, and inflationary increases in general and administrative expenses. General and administrative expenses were 8.8% of total revenues during the first quarter of 2012, compared to 8.9% during the corresponding quarter of 2011.

Art and development costs totaled $4.5 million during the first quarter of 2012 and were $0.6 million higher than the corresponding quarter of 2011. As a percentage of total revenues, art and development costs were 1.2% during the first quarter of 2012, compared to 1.0% during the first quarter of 2011.

Interest expense, net

Interest expense, net, totaled $18.1 million during the first quarter of 2012 and was $2.3 million, or 11.1%, lower than the first quarter of 2011 due to higher interest rates in 2011, including the impact of an interest rate swap agreement, and reduced usage of the New ABL Facility.

Other (income) expense, net

Other income, net, was $0.2 million during the first quarter of 2012, compared to $0.1 million of expense during the first quarter of 2011. During both periods, other (income) expense, net, included income from an unconsolidated balloon distribution joint venture in Mexico. Additionally, the first quarter of 2011 included acquisition-related expenses.

Income tax expense (benefit)

The income tax expense (benefit) for the first quarters of 2012 and 2011 were determined based upon the Company’s estimated consolidated effective income tax rates of 36.3% and 35.8% for the years ending December 31, 2012 and 2011, respectively. The differences between the estimated consolidated effective income tax rates and the U.S. federal statutory rate are primarily attributable to state income taxes and available domestic manufacturing deductions.

Liquidity

We expect that cash generated from operating activities and availability under our credit agreements will be our principal sources of liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the New ABL Facility and the New Term Loan Credit Agreement in amounts sufficient to enable us to repay our indebtedness, including the Senior Subordinated Notes, or to fund our other liquidity needs.

Cash Flow Data — Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net cash used in operating activities totaled $32.1 million during the first quarter of 2012, as compared to $12.9 million during the comparable quarter of 2011. Net cash flows provided by operating activities before changes in operating assets and liabilities were $20.7 million during the first quarter of 2012 and $14.4 million during the comparable quarter of 2011. Changes in operating assets and liabilities during the first quarter of 2012 and the first quarter of 2011 resulted in the use of cash of $52.8 million and $27.3 million, respectively, and principally reflect the pay down of Halloween and other fourth quarter seasonal trade accounts payables.

Net cash used in investing activities totaled $8.0 million during the first quarter of 2012, as compared to $67.4 million during the comparable quarter of 2011. Investing activities during the first quarter of 2011 included $47.1 million paid in connection with the purchase of Riethmuller and $9.3 million paid in connection with the purchase of retail franchise stores. Capital expenditures totaled $8.1 million during the first quarter of 2012, compared to $11.0 million during the corresponding quarter of 2011. Retail capital expenditures totaled $5.6 million in 2012 and were principally for store conversions, while wholesale capital expenditures, principally for printing plates and dies, totaled $2.5 million.

Net cash provided by financing activities was $34.8 million during the first quarter of 2012, compared to $75.3 million during the first quarter of 2011. Both periods principally reflect borrowings under the New ABL Facility, net of scheduled repayments for the New Term Loan Credit Agreement. Borrowings during the first quarter of 2012 and 2011 were used to pay down Halloween and other fourth quarter seasonal trade accounts payable. Borrowings during the first quarter of 2011 were also used to purchase Riethmuller.

Required repayments under the New Term Loan Credit Agreement for the remainder of 2012 will be $5.1 million. At March 31, 2012, we had $169.4 million of excess availability under the New ABL Facility.

Legal Proceedings

The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.

Seasonality

Wholesale Operations

Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines, customer base and increased promotional activities, the impact of seasonality on the quarterly results of our wholesale operations has been limited. However, due to Halloween and Christmas, the inventory balances of our wholesale operations are slightly higher during the third quarter than during the remainder of the year. Additionally, the promotional activities of our wholesale business, including special dating terms, particularly with respect to Halloween products sold to retailers and other distributors, result in slightly higher accounts receivable balances during the third quarter.

Retail Operations

Our retail operations are subject to significant seasonal variations. Historically, this segment has realized a significant portion of its revenues, cash flow and net income in the fourth quarter of the year, principally due to our Halloween sales in October and, to a lesser extent, our year-end holiday sales. We believe this general pattern will continue in the future.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that convey our current expectations or forecasts of future events. All statements in this report other than statements of historical fact are forward-looking statements. Forward-looking statements include statements about the adequacy of our liquidity, our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “might,” “should,” “predict,” “potential,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

Any or all of our forward-looking statements in this report may turn out not to occur as contemplated. They are based largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include the effects of competition in the industry, the failure by us to anticipate changes in tastes and preferences of party goods retailers and consumers, the inability to increase store growth, the inability to increase prices to recover fully future increases in commodity prices, the loss of key employees, changes in general business conditions, other factors which are beyond our control and the possible risks and uncertainties that have been noted in reports filed by us with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a result of our variable rate indebtedness, our earnings are affected by changes in interest rates. From time to time we have utilized interest rate swap agreements to manage the risk associated with such changes. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate actually incurred during the three months ended March 31, 2012 and 2011, our interest expense, after considering the effects of any interest rate swap agreements, would have increased by $4.1 million and $3.6 million, respectively. The income (loss) before income taxes for the quarters ended March 31, 2012 and 2011 would also have been impacted by the same amounts. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and considering any interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could potentially take action to mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

As a result of the sale of our products in foreign markets, our earnings are also affected by fluctuations in the value of the U.S. dollar when compared to the values of foreign currencies. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we (1) may not be able to achieve hedge effectiveness to qualify for hedge-accounting treatment and, therefore, would record any gain or loss on the fair value of the derivative in other expense (income) and (2) may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have resulted in a decrease in income from operations of $3.0 million and $3.1 million for the three months ended March 31, 2012 and 2011, respectively. In addition to the direct effects of changes in exchange rates, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2012 and 2011; (iii) the Condensed Consolidated Statement of Stockholders’ Equity for the three month period ended March 31, 2012 and (iv) the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2012 and 2011; and (v) the Notes to the Condensed Consolidated Financial Statements tagged as blocks of text.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSCAN HOLDINGS, INC.

	By:	/s/ Michael A. Correale

Michael A. Correale
Chief Financial Officer
(on behalf of the registrant and as principal
Date: May 15, 2012		financial and accounting officer)